Form 10-K
NEWELL CO
filed 1995-03-29
CIK 814453

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

   For the fiscal year ended                      Commission file number
       December 31, 1994                                  1-9608

                                 NEWELL CO.
           (Exact name of Registrant as specified in its charter)

               DELAWARE                                 36-3514169
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   (Identification No.)

                  Newell Center
   29 East Stephenson Street, Freeport, Illinois             61032-0943
     (Address of principal executive offices)                (Zip Code)

     Registrant's telephone number, including area code:  (815)235-4171

   Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
              Title of each class                  on which registered
              -------------------                 ---------------------
   Common Stock, $1 par value per share, and      New York Stock Exchange
   associated Preferred Stock Purchase Rights     Chicago Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  __X__    No  _____

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

          There were 157.9 million shares of the Registrant's common stock outstanding as of January 31, 1995. The aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by nonaffiliates of the Registrant was approximately $3,326.5 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.





                     Documents Incorporated by Reference

                                  Part III

        Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 1995, which was filed March 17, 1995.

                                   PART I

   Item 1.  Business
   -----------------

        "Newell" or the "Company" refers to Newell Co. alone or with its wholly-owned subsidiaries, as the context requires.

   GENERAL
   -------

        Newell is a manufacturer and full-service marketer of high-volume consumer products serving the needs of volume purchasers. The Company's basic strategy is to merchandise a multi-product offering of brand-name consumer products, with an emphasis on excellent customer service, in order to achieve maximum results for its stockholders. Each group of the Company's products is manufactured and sold by a subsidiary or division (each referred to herein as a "division," even if separately incorporated).

        The Company manages the activities of its divisions through executives at the corporate level, to whom the divisional managers report, and controls financial activities through centralized accounting, capital expenditure reporting, cash management, order processing, billing, credit, accounts receivable and data processing operations. The production and marketing functions of each division, however, are conducted with substantial independence. Each division is managed by employees who make day-to-day operating and sales decisions and participate in an incentive compensation plan that ties a significant part of their compensation to their division's return on assets and sales growth. The Company believes that this allocation of responsibility and system of incentives fosters an entrepreneurial approach to management that has been important to the Company's success.

   INDUSTRY SEGMENTS
   -----------------

        Since the beginning of 1993, after the sale of its closures business on December 31, 1992, over 90% of the Company's revenues are derived from consumer products and, as such, the Company operates in a single industry segment. Prior to 1993, the Company operated in two industry segments, Consumer Products and Industrial Products.

        Consumer Products are sold through a variety of retail and wholesale distribution channels. Industrial Products were sold directly and through distributors. Intersegment sales were not material.

   PRODUCTS
   --------

        HOUSEWARES

        COOKWARE AND BAKEWARE. The Company's cookware and bakeware business is conducted by the Mirro division, which manufactures aluminum cookware, bakeware and kitchen utensils. Mirro's manufacturing operations are highly integrated, rolling its own sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Principal facilities are located in Manitowoc and Chilton, Wisconsin and Salina, Kansas.

        Mirro products are sold primarily under the brand names of MIRRO(r), FOLEY(r) and WEAREVER(r), and the trade names of AIRBAKE(r), CUSHIONAIRE(r), CUSHIONAIRE PRO(tm), CONCENTRIC AIRE(r), CHANNELON(r) and LIMITED EDITION by WEAREVER(tm) . Mirro also manufactures canning accessories, pressure cookers/canners and various specialized cookware and bakeware items for the food service industry. It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks, and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

        OTHER. Anchor Hocking Glass - glass ovenware, tabletop, household and foodservice products; Anchor Hocking Plastics - plastic microwave cookware and food storage containers; Plastics, Inc. - food processing and foodservice items; Goody - personal consumer products including hair accessories and beauty organizers; Anchor Specialty Glass - glass lamp parts, lighting components, meter covers and appliance covers; and Newell Europe - glass cookware and dinnerware marketed in Europe, the Middle East and Africa only.

          HOME FURNISHINGS

        DECORATIVE WINDOW COVERINGS. In 1993, Newell acquired Levolor, entering the custom made-to-order non-drapery window coverings market. In 1994, Newell acquired another custom made-to-order business, Home Fashions, Inc. and the two businesses were subsequently combined into Levolor Home Fashions ("Levolor"). Levolor is a full-line manufacturer and marketer of decorative window coverings sold through volume purchasers and specialty stores. There are three major brand names:
   Levolor, DelMar and LouverDrape.
        Levolor products are sold primarily under the trade names of OVATION(tm), MONACO(r), MARK I(tm) and RIVIERA(r) (for custom products). Levolor also markets stock horizontal and vertical window coverings. DelMar products are sold primarily under the trade names of GRAND CLASSIQUE(r), NOUVELLE(r), LIGHT GARDE(tm), ESPIRIT(tm),

   ENCHANTE(r) and SOFTLIGHT(r). LouverDrape sells primarily under the LouverDrape name including sales direct to fabricators, such as stock components, and also under the CAROUSEL(r) and GOLDEN TOUCH(r) trade names.
        Levolor's principal facility is in Greensboro, North Carolina. Levolor has a total of 15 manufacturing facilities in the United States and two in Canada.

        WINDOW FURNISHINGS. Newell Window Furnishings ("Window Furnishings") manufactures drapery hardware, window shades, and other window treatments. Principal facilities are located in Freeport, Illinois and Prescott, Ontario. Window Furnishings' products are sold primarily under the brand name of NEWELL(r) and the trade names of VISIONS(r), SPECTRIM(r), MAGIC FIT(r) and DESIGNERS GUILD(tm). Window Furnishings also markets custom "size in store" programs for mini blinds and window shades under the SPECTRIM(r) trade name.
        Window Furnishings markets its products directly to mass merchants, home centers, hardware distributors, department/specialty stores and select contract customers, using a network of regional sales managers, customer specific national account managers and manufacturers' representatives.

        OTHER. Lee/Rowan - coated wire storage and organization products; Intercraft - ready-made picture frames; and Dorfile and System Works - home storage and shelving systems.

          OFFICE PRODUCTS

        MARKERS AND WRITING INSTRUMENTS.   In 1992, Newell acquired
   Sanford, entering the markers and writing instruments market. In 1994, Newell acquired another marker and writing instrument company, Faber-Castell (whose products are marketed under the Eberhard Faber brand name), and the two businesses were subsequently combined. The combined Sanford operation manufactures permanent/waterbase markers, rolling ball pens, wood-cased pencils, highlighters, porous tip pens, dry erase markers and overhead projector pens. Sanford manufactures its own inks and assembles products in its manufacturing location in Bellwood, Illinois, manufactures wood-cased pencils in Lewisburg, Tennessee and imports other writing instruments. Sanford products are sold in the mass market and via traditional commercial office products channels. Principal trade names are SHARPIE(r), UNIBALL(r), EBERHARD FABER(r), VIS A VIS(r), EXPO(r), MAJOR ACCENT(r), EXPRESSO(r), MONGOL(r), ECOWRITER(r), PINK PEARL(r), VELVET(r) and AMERICAN(r). Sanford sells its products directly and through distributors, using its direct sales force and making limited use of manufacturers' representatives.

        OTHER. Stuart Hall - school supplies, stationery and office supplies; and Newell, Rogers and Keene Office Products - desktop and office accessories.

          HARDWARE

        CABINET AND WINDOW HARDWARE. The Company's Amerock division offers a broad line of cabinet and window hardware, which is primarily manufactured at its facility in Rockford, Illinois. These products are sold under the AMEROCK(r) and ALLISON(r) brand names, and the NATURAL ELEGANCE(tm), TRUE ELEGANCE(tm), EXPRESSIONS(tm), COLORS(tm) and RUSTIC FINISHES(tm) trade names and include knobs, pulls, hinges, drawer slides, catches, various window hardware components, towel bars and tissue holders. Amerock also produces convenience and storage products such as pantry storage systems, lazy susans for corner cabinets and wire storage products.
        Amerock markets its products directly and through distributors, using its own sales force and a complement of manufacturers' representatives.

        OTHER.  EZ Paintr - manual paint applicator products; BernzOmatic
   - propane and propane/oxygen hand torches and accessories; and Bulldog
   - household hardware.

   MARKETING AND DISTRIBUTION
   --------------------------

        During 1994, sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated sales; each of the Company's other customers, individually, amounted to less than 10%.

        Most of the Company's customers are retailers who rely on a single or principal source of each of the consumer products that they sell. Accordingly, the divisions focus their marketing effort not on the ultimate consumer, but on the retailer, and compete with other suppliers for business. The Company's strategy is to emphasize excellent customer service, innovative merchandising programs and a quality multiproduct offering. The Company's computerized order processing system allows it to receive orders from its customers on a computer-to-computer basis. This system, and the ability to fill and ship orders promptly, are important competitive factors since they reduce a customer's order processing costs and allow the customer to minimize the inventory it must carry. The divisions maintain sales and service organizations to be responsive to the needs of their customers.

   BACKLOG
   -------

        The dollar value of unshipped factory orders is not material.

   SEASONAL VARIATIONS
   -------------------

        The divisions are only moderately affected by seasonal trends. Housewares products typically have higher sales in the second half of the year due to retail stocking related to the holiday season, Home Furnishings and Hardware products have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months and Office Products have higher sales in the second and third quarters due to the back-to-school season. As a result of these moderate seasonal trends, the Company's consolidated quarterly sales do not fluctuate significantly.

   NET SALES BY PRODUCT CLASS
   --------------------------

        The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, 1994 (including sales of acquired companies only from the time of acquisition), for the groups of similar products described previously.

                                      Year Ended December 31,
                                      1994     %     1993     %      1992     %
                                    -------         -------         -------
                                       (In millions, except percentages)
    Housewares:
      Cookware and Bakeware        $  280.9   14%  $  264.7   16%  $  262.8   18%
      Other *                         410.9   20      264.1   16      244.6   17
                                    -------         -------         -------
        Total Housewares              691.8   34      528.8   32      507.4   35
                                    -------         -------         -------
    Home Furnishings:
      Decorative Window Coverings
       and Furnishings                317.8   15      222.7   13       85.0    6
      Other *                         325.0   16      202.8   13       77.3    5
                                    -------         -------         -------
        Total Home Furnishings        642.8   31      425.5   26      162.3   11
                                    -------         -------         -------
    Office Products:
      Markers and Writing
       Instruments                    212.6   10      156.0   10      142.0   10
      Other *                         170.6    8      184.7   11      136.0    9
                                    -------         -------         -------
        Total Office Products         383.2   18      340.7   21      278.0   19
                                    -------         -------         -------
    Hardware:
      Cabinet and Window Hardware     186.3    9      179.4   11      182.7   13
      Other *                         170.8    8      155.9    9      142.8    9
                                    -------         -------         -------
        Total Hardware                357.1   17      335.3   20      325.5   22

    Sold Businesses:
      Industrial - Caps & Closures      -      -        -      -      160.6   12
                 - Counselor            -      -       14.7    1       17.9    1
                                    -------         -------         -------
        Total Sold Businesses           -      -       14.7    1      178.5   13
                                    -------         -------         -------
    Newell Consolidated            $2,074.9  100%  $1,645.0  100%  $1,451.7  100%
                                    =======  ===    =======  ===    =======  ===

   * This category is comprised of many different product classes, each representing less than 10% of net sales.

   ACQUISITIONS AND DIVESTITURES OF BUSINESSES
   -------------------------------------------

        At the foundation of the Company's growth strategy is acquisitions. Since the late 1960s, acquisitions have been the Company's primary vehicle for growth. Over the years, the Company has acquired more than 50 companies, and in the 1990s alone, the Company completed ten major acquisitions, representing nearly $1.5 billion in additional sales.

        Twenty-five years ago, the Company was a small drapery hardware manufacturer with $20 million in sales. Today, the Company is an international consumer goods supplier with annualized sales of over $2.5 billion. This dramatic growth is largely the result of using acquisitions as the vehicle to execute a multi-product offering strategy supported by internal growth from existing product lines.

        In its acquisition planning, the Company looks for branded, staple product lines sold to volume purchasers. These product lines must have the potential to reach the Company's high standard of profitability, have a low technology level and a long product life cycle. In addition to adding entirely new product lines, acquisitions can be beneficial in rounding out existing businesses by filling gaps in the product offering, adding new customers and distribution channels and improving operational efficiency through shared resources.

        The Company has typically acquired companies with unrealized profit potential. "Newellization" is the profit improvement and productivity enhancement process that is implemented to bring newly acquired product lines up to the Company's high standards of profitability.

        Elements of the Newellization process at newly acquired companies include establishing a focused business strategy, improving customer service, building partnerships with customers, eliminating corporate overhead through centralization of administrative functions, trimming excess costs, tightening financial controls, improving manufacturing efficiency, pruning nonproductive product lines and reducing inventories, increasing trade receivable turnover and improving sales mix profitability through the application of program merchandising techniques.

        As part of the Newellization process to improve profitability, sales can often decline as unprofitable product lines are reduced or eliminated. In the Newell strategy, once a company has been fully Newellized and is under good control, it is expected to begin building profitable sales and contribute to the Company's internal sales growth.

        Additional information regarding acquisitions and divestitures of businesses is included in note 2 to the consolidated financial statements.

   FOREIGN OPERATIONS
   ------------------

        Canadian sales of the Company were approximately 6% of the Company's total net sales in 1994, 1993 and 1992. The Company's international division coordinates export sales of consumer products to all other foreign countries, totaling less than 3% of 1994 total net sales. Other foreign sales were less than 1% of the Company's total net sales in all three years.

        All of the Company's products are sold by the Canadian subsidiaries; however, only decorative window coverings and furnishings, picture frames and home hardware are manufactured in Canada.

        On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as Newell Europe). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.-manufactured cookware and dinnerware brands.

   RAW MATERIAL
   ------------

        The Company expects to have multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

   PATENTS AND TRADEMARKS
   ----------------------

        The Company has a number of patents and trademarks, none of which is considered material to the consolidated operations.

   COMPETITION
   -----------

        The Company competes with a number of well-established domestic and foreign manufacturers that serve the markets for its products. Many of the Company's products also compete against a number of substitute products. Although the available information does not permit the Company to form a reliable opinion as to its precise competitive position within these markets, the Company believes it has a significant share in many of the markets.

   ENVIRONMENT
   -----------

        The Company is subject to various laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Regulation in this area is in the process of development, including changes in the standards of enforcement of existing laws and enactment of new laws. Although the Company, like other companies engaged in similar businesses, is a party to various proceedings relating to environmental matters and makes capital expenditures for environmental projects, it does not believe that the Company will have material capital expenditures for environmental control facilities during the current or succeeding fiscal year.

   EMPLOYEES
   ---------

        The Company employs approximately 20,000 persons, of whom approximately 5,000 are covered by collective bargaining agreements. In June 1994, there was a one-week strike at the EZ Paintr division, affecting 163 employees. There were no strikes during 1993. In October 1992, there was a three-week strike at the Anchor Consumer Glass division. The Company believes that its employee relations are good.

   Item 2.  Properties
   -------------------

        The following table shows the location and general character of the principal operating facilities owned or leased by the Company.
   The executive offices are located in Beloit, Wisconsin, which is an owned facility occupying approximately 9,000 square feet. Other Corporate offices are located in owned facilities in Freeport, Illinois (occupying 59,000 square feet) and in Rockford, Illinois (occupying 7,000 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.

     Location        City               General Character
     --------        -----------        -----------------

     Alabama         Phoenix City       Distribution

     Arizona         Bisbee             Distribution

     California      Garden Grove       Manufacturing
                     Los Angeles        Manufacturing
                     Santa Monica       Manufacturing
                     Vista              Manufacturing and Distribution
                     Westminster        Manufacturing, Distribution and Administrative Office

     Canada          Calgary, AB        Manufacturing
                     Mississauga, ON    Manufacturing and Distribution
                     Oakville, ON       Distribution and Administrative Office
                     Pickering, ON      Distribution
                     Prescott, ON       Manufacturing
                     Scarborough, ON    Administrative Office
                     Toronto, ON        Manufacturing, Distribution and Administrative Office
                     Watford, ON        Manufacturing, Distribution and Administrative Office
                     Weston, ON         Administrative Office

     Europe          Avon, France       Administrative Office
                     Bagneaux, France   Manufacturing and Distribution
                     Bath Road,
                     Slough, England    Administrative Office
                     Berhamsted,
                     England            Administrative Office
                     Brussels,
                     Belgium            Distribution
                     Chateauroux,
                     France             Manufacturing








     Location        City               General Character
     --------        -----------        -----------------

                     Deptford,
                     Sunderland
                     England            Distribution
                     Las Rozas,
                     Madrid, Spain      Administrative Office
                     Lisburn Terrace
                     Sunderland,
                     England            Distribution
                     Milan, Italy       Distribution and Administrative Office
                     Muhltal, Germany   Manufacturing
                     Sunderland,
                     England            Manufacturing
                     Zellick, Belgium   Distribution and Administrative Office

     Georgia         Ashburn            Manufacturing and Administrative Office
                     Columbus           Distribution
                     Manchester         Manufacturing and Administrative Office

     Hawaii          Waipahu            Manufacturing

     Illinois        Bedford Park       Manufacturing, Distribution and Administrative Office
                     Bellwood           Manufacturing, Distribution and Administrative Office
                     Freeport           Manufacturing, Distribution and Administrative Office
                     Rockford           Manufacturing, Distribution and Administrative Office
                     South Holland      Manufacturing

     Kansas          Salina             Manufacturing and Distribution

     Minnesota       Coon Rapids        Manufacturing
                     Eagan              Distribution
                     St. Paul           Manufacturing and Administrative Office

     Missouri        Jackson            Manufacturing
                     Kansas City        Manufacturing, Distribution and Administrative Office

     Nebraska        Omaha              Distribution

     New Jersey      Kearny             Manufacturing and Administrative Office
                     Newark             Manufacturing, Distribution and Administrative Office
                     Parsippany         Administrative Office
                     Rockaway           Manufacturing

     New York        Medina             Manufacturing, Distribution and Administrative Office
                     Ogdensburg         Manufacturing

     North Carolina  Greensboro         Administrative Office
                     Statesville        Manufacturing and Distribution







     Location        City               General Character
     --------        -----------        -----------------

     Ohio            Bremen             Manufacturing
                     Lancaster          Manufacturing, Distribution and Administrative Office

     Pennsylvania    Ambridge           Distribution
                     Evans City         Distribution
                     Monaca             Manufacturing and Administrative Office

     Puerto Rico     Carolina           Distribution and Administrative Office

     Tennessee       Johnson City       Manufacturing
                     Lewisburg          Manufacturing, Distribution and Administrative Office
                     Memphis            Distribution and Administrative Office

     Texas           Dallas             Manufacturing
                     Taylor             Manufacturing, Distribution and Administrative Office

     Utah            Ogden              Manufacturing
                     Salt Lake City     Manufacturing

     West Virginia   Weirton            Manufacturing

     Wisconsin       Beloit             Administrative Office
                     Chilton            Manufacturing
                     Madison            Manufacturing, Distribution and Administrative Office
                     Manitowoc          Manufacturing, Distribution and Administrative Office
                     Milwaukee          Distribution
                     St. Francis        Manufacturing, Distribution and Administrative Office

   Item 3.  Legal Proceedings
   --------------------------

        Information regarding legal proceedings is included in note 15 to the consolidated financial statements and is hereby incorporated by reference herein.

        As previously reported in the Company's Current Report on Form 8-K dated June 20, 1994, Plastics, Inc. ("Plastics"), a subsidiary of the Company, pled guilty to a single criminal charge of violating the Federal antitrust laws based on its understanding that sometime after December 1, 1991, former officers of Plastics agreed with certain competitors to raise list prices on certain disposable injection-molded commercial plasticware, which agreement(s) ended on or before December 8, 1992. During 1994, class action antitrust complaints on behalf of customers were filed against Plastics and other manufacturers in the United States District Court for the Eastern District of Pennsylvania (the "Philadelphia cases"), the United States District Court for the Middle District of Florida (the "Florida cases"), the Superior Court of California, San Francisco County (the "California cases") and the Ontario Court of Justice, Toronto, Ontario, Canada seeking civil damages. Plastics has entered into settlement agreements relating to the Philadelphia, Florida and California cases which provide for aggregate payments of $4 million and which are subject to approval by each of the respective courts. Management believes that resolution of these cases will not have a material effect on the Company's consolidated financial position or results of operations.

   Item 4.  Submission of Matters to a Vote of Security Holders
   -------  ---------------------------------------------------

        There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1994.

   Supplementary Item - Executive Officers of the Registrant

   NAME                     AGE    PRESENT POSITION WITH THE COMPANY
   ----                     ---    -------------------------------------
   William P. Sovey          61    Vice Chairman and
                                   Chief Executive Officer

   Thomas A. Ferguson        47    President and
                                   Chief Operating Officer

   Donald L. Krause          55    Senior Vice President-
                                   Corporate Controller

   William T. Alldredge      55    Vice President-Finance

   Richard C. Dell           49    Group President

   William J. Denton         50    Group President

   William K. Doppstadt      62    Vice President-Personnel Relations

   William P. Sovey has been Vice Chairman and Chief Executive Officer since July 1992. From January 1986 through July 1992, he had been President and Chief Operating Officer.

   Thomas A. Ferguson has been President and Chief Operating Officer since May 1992. From January 1989 to May 1992, he was President-Operating Companies.

   William T. Alldredge has been Vice President-Finance of the Company since August 1983.

   Donald L. Krause was appointed Senior Vice President-Corporate
   Controller in March 1990. He was President-Industrial Companies from February 1988 to March 1990.

   Richard C. Dell has been Group President since June 1992. He was President of Amerock from November 1989 to June 1992. At EZ Paintr, he was President from September 1987 to November 1989.

   William J. Denton has been Group President since March 1990. From April 1989 to March 1990, he was Vice President-Corporate Controller. He was President of Anchor Hocking Glass from August 1987 to April 1989.

   William K. Doppstadt has been Vice President-Personnel Relations of the Company since 1974.

                                   PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters
             -------------------------------------------------

        The Company's common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated as adjusted for the two-for-one stock split discussed below.

                             Year Ended December 31
                           1994                   1993
                    -------------------    -------------------
                      High       Low         High       Low
                    ---------  --------    ---------  --------
   Quarters:
        First       $21 13/16  $19 1/8     $21 1/4    $16 7/16
        Second       23 1/4     19          19 7/8     16 7/16
        Third        23 7/8     21 7/8      18 1/2     15 9/16
        Fourth       22 3/8     20 1/2      21         17 1/2

        On December 31, 1994 there were 10,290 record holders of the Company's common stock.

        The Company has paid regular cash dividends on its common stock since 1947. On May 13, 1993, the quarterly cash dividend was increased to $0.09 per share from the $0.08 per share that had been paid since February 15, 1991. The quarterly cash dividend was again increased to $0.10 per share on May 12, 1994.

        In August 1994, the Company's Board of Directors declared a two-for-one common stock split in the form of a 100% stock distribution of the Company's common stock, which was paid on September 1, 1994 to stockholders of record on August 15, 1994. All per share data was adjusted to reflect the two-for-one stock split.


   Item 6.  Selected Financial Data
   --------------------------------

        The following is a summary of certain consolidated financial information relating to the Company. The summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included elsewhere in this report and the schedules thereto.


                                          Year Ended December 31,
                             1994       1993       1992       1991       1990
                           --------   --------   --------   --------   --------
                                    (In millions, except per share data)
    INCOME STATEMENT DATA
    Net sales              $2,074.9   $1,645.0   $1,451.7   $1,259.0   $1,204.4
    Cost of products sold   1,403.8    1,101.7      997.3      845.6      820.0
                           --------   --------   --------   --------   --------
      Gross income            671.1      543.3      454.4      413.4      384.4
    Selling, general
      and administrative
      expenses                313.2      257.2      201.1      182.2      174.3
    Restructuring costs         -          -         20.9        -          -
                           --------   --------   --------   --------   --------
      Operating income        357.9      286.1      232.4      231.2      210.1
    Nonoperating expenses
     (income):
      Interest expense         30.0       19.1       20.4       13.2       13.1
      Other                    (1.4)      (8.5)     (65.6)      (6.0)     (13.2)
                           --------   --------   --------   --------   --------
        Net                    28.6       10.6      (45.2)       7.2       (0.1)
                           --------   --------   --------   --------   --------
      Income before income
       taxes and cumulative
       effect of accounting
       change                 329.3      275.5      277.6      224.0      210.2
    Income taxes              133.7      110.2      114.3       88.4       84.7
                           --------   --------   --------   --------   --------
      Net income before
       cumulative effect
       of accounting
       change                 195.6      165.3      163.3      135.6      125.5
      Cumulative effect of
       accounting change          -          -      (44.2)         -          -
                           --------   --------   --------   --------   --------
      Net income           $  195.6   $  165.3   $  119.1   $  135.6   $  125.5
                           ========   ========   ========   ========   ========

    EARNINGS PER SHARE DATA
      Before cumulative
       effect of
       accounting change      $1.24      $1.05     $ 1.05      $0.89      $0.84
      Cumulative effect of
       accounting change          -          -      (0.29)         -          -
                           --------   --------   --------   --------   --------
      Earnings per share      $1.24      $1.05      $0.76      $0.89      $0.84
                           ========   ========   ========   ========   ========

    Cash dividends per
     share                    $0.39      $0.35      $0.30      $0.30      $0.25
                           ========   ========   ========   ========   ========






    Item 6.  Selected Financial Data (Cont.)
    ----------------------------------------

                             1994       1993       1992       1991      1990
                           --------   --------   --------   --------   --------
                                               (In millions)

    WEIGHTED AVERAGE SHARES   157.8      157.3      155.8      151.5     148.9


    BALANCE SHEET DATA
    Inventories            $  420.7   $  301.0   $  226.2   $  215.3  $  197.8
    Working Capital           133.6       76.7      219.5      187.9     236.7
    Total assets            2,488.3    1,952.9    1,569.6    1,187.5   1,000.4
    Short-term debt           309.1      247.2       97.1        2.1      11.2
    Long-term debt, net of
     current maturities       409.0      218.1      176.8      176.6      90.3
    Stockholders' equity    1,125.3      979.1      859.4      728.8     610.0

   (1) On February 14, 1992, a subsidiary of the Company merged with Sanford Corporation ("Sanford"), a designer, manufacturer and marketer of marking and writing instruments, plastic desk accessories, file storage boxes and other office and school supplies. The Company issued approximately 13.8 million shares of common stock for all the common stock of Sanford. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger.

        On July 8, 1992, the Company acquired Stuart Hall Company, Inc. ("Stuart Hall"), a manufacturer of school supplies, stationery and office supplies. The Company issued 1.6 million shares of common stock for all the common stock of Stuart Hall. On October 1, 1992, the Company acquired substantially all of the assets of Intercraft Industries, L.P., and all of the capital stock of Intercraft Industries of Canada, Inc. (collectively, "Intercraft"), manufacturers of ready-made picture frames. The purchase price was $175.0 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for Stuart Hall and Intercraft are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of these 1992 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $161.9 million.

        On April 30, 1993, the Company acquired substantially all of the assets of Levolor Corporation ("Levolor"), a manufacturer and distributor of decorative window coverings. The purchase price was $72.5 million in cash. On September 22, 1993, the Company acquired Lee/Rowan Co. ("Lee/Rowan"), a manufacturer and marketer of coated wire storage and organization products. The purchase price was $73.5 million in cash. On November 9, 1993, the Company acquired Goody

   Products, Inc. ("Goody"), a manufacturer and marketer of personal consumer products including hair accessories and beauty organizers. The purchase price, excluding the cost of Goody common stock that the Company owned prior to the acquisition, was $147.1 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for Levolor, Lee/Rowan and Goody are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1993 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $208.2 million.

        As part of the Goody acquisition, the Company acquired the capital stock of Opti-Ray, Inc. ("Opti-Ray"), a designer and marketer of fashion sunglasses and non-prescription reading glasses. As of January 1, 1994, the Company sold the capital stock of Opti-Ray to Benson Eyecare Corporation. The net assets of Opti-Ray, which totalled $8.5 million, are included in Other Assets as of December 31, 1993. The operating results of Opti-Ray from the date of acquisition to December 31, 1993 are excluded from the Consolidated Statements of Income and are not material.

        On August 29, 1994, the Company acquired Home Fashions, Inc.("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades. The purchase price was $130.4 million in cash. This company was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, which is a leading maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $136.5 million in cash. This company was combined with Sanford and together they are operated as single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as Newell Europe). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.- manufactured cookware and dinnerware brands. The purchase price was $86.4 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for HFI, Eberhard Faber and Newell Europe are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $163.0 million.

        The unaudited consolidated results of operations for the years ended December 31, 1994 and 1993 on a pro forma basis, as though Levolor, HFI, Lee/Rowan, Goody, Eberhard Faber and Newell Europe each had been acquired on January 1, 1993, are as follows:

                                            1994           1993
                                          ---------      ---------
                                    (In millions, except per share data)

        Net sales                          $2,455.5      $2,439.4
        Net income                            195.1         167.1
        Earnings per share                      1.24          1.06

   (2) In August 1994, the Company's Board of Directors declared a two-for-one common stock split in the form of a 100% stock distribution of the Company's common stock, which was paid on September 1, 1994 to stockholders of record on August 15, 1994. All per share data was adjusted to reflect the two-for-one stock split.

   (3) The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No.'s 112 and 115, "Employers' Accounting for Postemployment Benefits" and "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted these statements in 1994. The adoption of these statements did not have a material effect on the consolidated financial statements.

   (4) In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Adoption of this standard did not have a material effect on the annual expense for postretirement benefits. As part of adopting this standard, the Company recorded, in the first quarter of 1992, a one-time, non-cash charge against earnings of $71.7 million before taxes and $44.1 million after taxes, or $0.29 per share. The effect of the change on 1992 net income before cumulative effect of accounting change was not material to any of the consolidated financial statements.

   (5) On December 31, 1992, the Company sold its closures business for a $210.0 million note receivable due and paid January 4, 1993. The Company recognized a net pre-tax gain of $82.9 million on the sale. Sales for this business totalled $160.6 million in 1992.

   QUARTERLY SUMMARIES

        Summarized quarterly data for the last three years are as follows (unaudited):

   Calendar Year          1st         2nd         3rd        4th         Year
    ---------------     --------    --------    --------   --------     --------
                               (In millions, except per share data)
        1994
        ----
    Net sales           $  443.5    $  493.5    $  553.2   $  584.7     $2,074.9
    Gross income           134.8       159.9       179.2      197.2        671.1
    Net income              31.5        44.0        58.0       62.1        195.6
    Earnings per share       .20         .28         .37        .39         1.24

         1993
         ----
    Net sales           $  334.2    $  372.7    $  456.7    $  481.4    $1,645.0
    Gross income           104.5       121.7       149.1       168.0       543.3
    Net income              27.7        34.5        47.6        55.5       165.3
    Earnings per share       .18         .22         .30         .35        1.05

         1992
         ----
    Net sales            $ 310.1    $  318.0    $  402.1    $  421.5    $1,451.7
    Gross income            93.1       101.0       122.6       137.7       454.4
    Before cumulative
     effect of
     accounting change:
       Net income           27.4        35.2        43.0        57.7       163.3
       Earnings per share    .18         .23         .27         .37        1.05

    After cumulative
     effect of
     accounting change:
       Net income          (16.8)       35.2        43.0       57.7       119.1
       Earnings per share   (.11)        .23         .27        .37         .76

   Item 7.   Management's Discussion and Analysis of Results
             of Operations and Financial Condition
             ------------------------------------------------

        The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

   RESULTS OF OPERATIONS

        The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                      Year Ended December 31,

                                                     1994        1993        1992
                                                    ------      ------      ------
    Net sales                                       100.0%      100.0%      100.0%
    Cost of products sold                            67.7        67.0        68.7
                                                    ------      ------      ------
      Gross income                                   32.3        33.0        31.3

    Selling, general
     and administrative expenses ("SG&A")            15.1        15.6        13.9
    Restructuring costs                                 -           -         1.4
                                                    ------      ------      ------
      Operating income                               17.2        17.4        16.0
    Nonoperating expenses (income):
     Interest expense                                 1.4         1.1         1.4
     Other                                           (0.1)       (0.5)       (4.5)
                                                    ------      ------      ------
       Net                                            1.3         0.6        (3.1)
                                                    ------      ------      ------
      Income before income taxes and
       cumulative effect of accounting change        15.9        16.8        19.1
    Income taxes                                      6.5         6.7         7.9
                                                    ------      ------      ------
      Net income before cumulative effect
       of accounting change                           9.4        10.1        11.2

      Cumulative effect of accounting change            -           -        (3.0)
                                                    ------      ------      ------
      Net income                                      9.4%       10.1%        8.2%
                                                    ======      ======      ======

   1994 vs. 1993:

        Net sales for 1994 were $2,074.9 million, representing an
   increase of   $429.9 million or 26.1% from 1993.  Net sales for each
   of the Company's product groups were as follows, in millions:

                                    1994        1993       %Change
                                  --------    --------     -------
   Housewares                     $  691.8    $  528.8       30.8%
   Home Furnishings                  642.8       425.5       51.1
   Office Products                   383.2       340.7       12.5
   Hardware                          357.1       335.3        6.5
   Sold Businesses                     -          14.7        N/A
                                  --------    --------     -------
                                  $2,074.9    $1,645.0       26.1%
                                  ========    ========

        The overall increase in net sales was primarily attributable to the acquisitions of Levolor, HFI, Lee/Rowan, Goody and Eberhard Faber, which are described in note 2 to the consolidated financial statements, and internal growth of 6%. Sales in the housewares group were positively impacted by the Goody acquisition and 5% internal growth. The increase in home furnishings was attributable to the Levolor, HFI and Lee/Rowan acquisitions and internal growth of 10%. The increase in office products was due to the Eberhard Faber acquisition and 6% internal growth. The increase in the hardware group was solely due to internal growth. "Sold businesses" represents the sales in 1993 of Counselor, which was divested in October 1993. Internal growth is defined as sales growth from continuing businesses owned more than two years.

        Gross income as a percent of net sales for 1994 was 32.3% versus 33.0% in 1993. The decrease was due to lower than average gross margins from the businesses acquired in 1993 and 1994.

        SG&A as a percent of net sales in 1994 was 15.1% versus 15.6% in 1993. The decrease was due to 6% internal growth, with only slight increases in spending levels.

        Operating income as a percent of net sales was 17.2% in 1994 versus 17.4% in 1993.

        Net nonoperating expenses were $28.6 million in 1994 versus $10.6 million in 1993. The increase was due to additional interest expense of $10.9 million, incremental goodwill amortization of $5.3 million resulting from recent acquisitions, and a $6.0 million charge incurred in connection with a plea agreement by a subsidiary of the Company with the U.S. Government. The increase was offset by a $1.5 million payment received from the settlement of a lawsuit and a $1.9 million increase in equity earnings from American Tool Companies, Inc., in which the Company has a 47% ownership interest.

        The effective tax rate was 40.6% in 1994 and 40.0% in 1993.  See note 12 to the consolidated financial statements for an explanation of the effective tax rate and deferred tax issues.

        Net income for 1994 was $195.6 million, representing an increase of $30.3 million or 18.3% from 1993. Earnings per share for 1994 were up 18.1% to $1.24 versus $1.05 in 1993. The increases in net income and earnings per share were primarily attributable to contributions from the 1993 acquisitions and internal growth, net of increases in net nonoperating expenses.

   1993 vs. 1992:
   -------------

        Net sales for 1993 were $1,645.0 million, representing an increase of $193.3 million or 13.3% from 1992. Net sales for each of the Company's product groups were as follows, in millions:

                                     1993        1992      %Change
                                  --------    --------     -------
   Housewares                     $  528.8    $  507.4       4.2%
   Home Furnishings                  425.5       162.3     162.2
   Office Products                   340.7       278.0      22.6
   Hardware                          335.3       325.5       3.0
   Sold Businesses                    14.7       178.5       N/A
                                  --------    --------
                                  $1,645.0    $1,451.7      13.3%
                                  ========    ========

        The overall increase in net sales was attributable to the acquisitions of Stuart Hall, Intercraft, Levolor, Lee/Rowan and Goody, which are described in note 2 to the consolidated financial statements, and internal growth of 4%. Sales in the housewares group were positively impacted by the Goody acquisition. The increase in home furnishings was attributable to the Intercraft, Levolor and Lee/Rowan acquisitions and continued expansion in the home center channel of trade. The increase in office products was due to the Stuart Hall acquisition and Sanford's continued expansion in the mass market channel of trade. The increase in the hardware group was solely due to internal growth. "Sold businesses" represents the sales of the closures business, which was divested in December 1992, and Counselor, which was sold in October 1993.

        Gross income as a percent of net sales for 1993 was 33.0% versus 31.3% in 1992. The increase was due to lower gross margins at the divested closures business in 1992 and increased gross margins at Sanford in 1993.

        SG&A as a percent of net sales in 1993 was 15.6% versus 13.9% in 1992. The increase was due to lower SG&A at the divested closures business in 1992 and higher SG&A at recently acquired Intercraft and Levolor.

        Operating income as a percent of net sales in 1993 was 17.4% versus 16.0% in 1992. In 1992, the Company recorded $20.9 million in restructuring costs, of which $17.4 million was recorded in the fourth quarter. The primary components of this charge were costs associated with the closing of a manufacturing facility and severance costs related to businesses acquired in transactions accounted for under the pooling of interests method.

        Net nonoperating expenses for 1993 were $55.7 million higher than 1992, due to an $82.9 million gain recognized on the sale of the closures business in 1992. The gain was reduced by approximately $39.2 million of special charges in 1992, including costs associated with the Stanley Works investment ($14.0 million), write-offs of certain intangible assets ($11.7 million) and costs associated with prior acquisitions and the establishment of other reserves ($13.5 million). In addition, incremental goodwill amortization was $3.4 million due to recent acquisitions, and there were no gains on securities sales in 1993 compared to $8.6 million in 1992.

        The effective tax rate was 40.0% in 1993 and 41.2% in 1992.  See note 12 to the consolidated financial statements for an explanation of the effective tax rate and deferred tax issues.

        Net income for 1993 was $165.3 million, representing an increase of $46.2 million or 38.8% from 1992. Earnings per share for 1993 were up 38.2% to $1.05 versus $0.76 in 1992.

        In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As part of adopting this standard, the Company recorded, in the first quarter of 1992, a one-time, non-cash charge against earnings of $71.7 million before taxes and $44.1 million after taxes, or $0.29 per share. The deferred income tax benefit increased $27.6 million as a result of adopting this statement. See note 9 to the consolidated financial statements for additional information.


   LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Operating activities provided net cash of $238.4 million during 1994, an increase of $208.3 million from $30.1 million in 1993. This change was primarily due to the discontinuation of a $125.0 million sale of trade receivables program in the third quarter of 1993, payment of income taxes in 1993 related to the gain on the sale of the closures business and an increase in net income in 1994.

        The Company has foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $360.0 million (of which $267.4 million was available at December 31, 1994) based upon such terms as the Company and the respective banks have mutually agreed upon.

        The Company has a shelf registration statement covering up to $500.0 million of debt securities, of which $257.0 million was available for additional borrowings as of December 31, 1994. Pursuant to the shelf registration, at December 31, 1994 the Company had outstanding $186.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.6%. The fair value of these notes was $185.1 million at December 31, 1994. The Company had outstanding $153.0 million on December 31, 1993 and 1992, and the fair value of these notes was $158.3 million at December 31, 1993 and $160.9 million at December 31, 1992.

        The Company entered into a three-year $300.0 million revolving credit agreement in August 1993, and a $100.0 million, 364-day revolving credit agreement in each of November 1993 and August 1994. The November 1993 364-day revolving credit agreement was renewed for an additional 364 days. Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $500.0 million, at a floating interest rate. At December 31, 1994, there were no borrowings under the revolving credit agreements.

        In lieu of borrowings under the credit agreements, the Company may issue up to $500.0 million of commercial paper. The Company's revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At December 31, 1994, $417.1 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the revolving credit agreements. The short-term portion of this balance was $117.1 million, which is classified as notes payable. The remaining $300.0 million is classified as long-term debt under the three-year revolving credit agreement.

        The Company's primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

        Capital expenditures were $66.0 million, $58.9 million and $77.6 million in 1994, 1993 and 1992, respectively.

        The Company has paid regular cash dividends on its common stock since 1947. On May 13, 1993, the quarterly cash dividend was increased to $0.09 per share from the $0.08 per share that had been paid since February 15, 1991. The quarterly cash dividend was again increased to $0.10 per share on May 12, 1994. In August 1994, the Company's Board of Directors declared a two-for-one common stock split in the form of a 100% stock distribution of the Company's common stock, which was paid on September 1, 1994 to stockholders of record on August 15, 1994. All per share data has been adjusted to reflect the two-for-one stock split.

        Retained earnings increased in 1994, 1993 and 1992 by $134.0 million, $111.1 million and $68.6 million, respectively. The average dividend payout ratio to common stockholders in 1994, 1993 and 1992 (before the cumulative effect of accounting change) was 31%, 33% and 29%, respectively.

        In 1994, the Company acquired HFI, Faber-Castell Corporation (whose products are marketed under the Eberhard Faber brand name) and the European consumer products business of Corning Incorporated (now known as Newell Europe), with purchase prices of $130.4 million, $136.5 million and $86.4 million, respectively. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes and notes payable under the Company's lines of credit.

        The increases in current assets, current liabilities, property, plant and equipment and goodwill during 1993 and 1994 are primarily due to the acquisitions occurring in those years.

        Working capital at December 31, 1994 was $133.6 million compared to $76.7 million at December 31, 1993. The current ratio at December 31, 1994 was 1.17:1 compared to 1.13:1 at December 31, 1993. The total debt to total capitalization was .39:1 at December 31, 1994 and .32:1 at December 31, 1993.

        The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

        The Financial Accounting Standards Board issued SFAS No.'s 112 and 115, "Employers' Accounting for Postemployment Benefits" and "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted these statements in 1994. The adoption of these statements did not have a material effect on the consolidated financial statements.

   Environmental Matters
   ---------------------
        The Company is involved in various environmental remediation and other compliance activities, including activities arising under the federal Comprehensive Environmental Response, Compensation and
   Liability Act ("Superfund") and similar state statutes. Certain information regarding these activities is included in note 15 to the consolidated financial statements. Based on information currently available to it, the Company has estimated that remediation costs associated with these activities will be between $12.5 million and $17.5 million. As of December 31, 1994, the Company had a reserve equal to $14.5 million for such remediation costs in the aggregate. Because of the uncertainties associated with environmental assessment and remediation activities, the possibility that sites could be identified in the future that require environmental remediation and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to the imprecision in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial position, liquidity or results of operations.

   Outlook
   -------
        The Company's primary financial goals are to maintain return on beginning equity at 20% or above and increase earnings per share an average of 15% per year, while maintaining a ratio of total debt to total capital (leverage) at a level of approximately 33%. The Company has achieved its goals over the last ten years, averaging 21% ROE, increasing EPS 20% and averaging 29% leverage. The factors affecting the Company's ability to achieve these goals in the future will be the rates of internal and acquisition growth.

        In terms of internal growth, the Company has achieved 4-6% internal sales growth in each of the last 4 years, and at the same time, has improved its core operating margins. Operating margins may be under pressure near-term, however, as a result of rising raw material costs. The Company intends to offset these costs through price increases to its customers, but is not certain to what extent the cost increases can be offset since its customers are primarily volume retailers with significant bargaining power.

        In terms of acquisition growth, since 1990 the Company has more than doubled its size, acquiring businesses with annual sales of almost $1.5 billion. The rate at which the Company can integrate these recent acquisitions, in order to meet the Company's high standards of profitability, may affect near-term EPS growth. Over the longer term, the Company's ability to make strategic acquisitions will impact the EPS growth rate.

   Item 8.  Financial Statements and Supplementary Data
   -------  -------------------------------------------

                  Report of Independent Public Accountants
                  ----------------------------------------


   To the Stockholders and Board of Directors of Newell Co.:

   We have audited the accompanying consolidated balance sheets of Newell Co. (a Delaware corporation) and subsidiaries as of December 31, 1994, 1993 and 1992, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of Newell Co.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Co. and subsidiaries as of December 31, 1994, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended
   December 31, 1994, in conformity with generally accepted accounting principles.

   As explained in note 9 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for post-retirement benefits other than pensions.


                             ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   January 28, 1995.


                                NEWELL CO. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended December 31,
                                          1994          1993          1992
                                          ----          ----          ----
                                      (In thousands, except per share amounts)

    Net sales                          $2,074,934    $1,645,036    $1,451,656
    Cost of products sold               1,403,786     1,101,720       997,269
                                        ---------     --------      ---------
         GROSS INCOME                     671,148       543,316       454,387

    Selling, general and
     administrative expenses              313,283       257,186       201,063
    Restructuring costs                         -             -        20,933
                                        ---------     ---------     ---------
         OPERATING INCOME                 357,865       286,130       232,391


    Nonoperating expenses (income):
      Interest expense                     29,970        19,062        20,417
      Other                                (1,397)       (8,488)      (65,590)
                                        ---------     ---------     ---------
         Net                               28,573        10,574       (45,173)
                                        ---------     ---------     ---------

         Income before income taxes
          and cumulative effect of
          accounting change               329,292       275,556       277,564
    Income taxes                          133,717       110,222       114,293
                                        ---------     ---------     ---------

         Net income before cumulative
          effect of accounting change     195,575       165,334       163,271

    Cumulative effect of
     accounting change                          -             -       (44,134)
                                        ---------     ---------     ---------
         NET INCOME                    $  195,575    $  165,334    $  119,137
                                        =========     =========     =========

    Earnings per share
     before cumulative effect
     of accounting change                   $1.24         $1.05         $1.05
    Cumulative effect of
     accounting change                          -             -         (0.29)
                                             ----          ----          ----
    Earnings per share                      $1.24         $1.05         $0.76
                                             ====          ====          ====

    Weighted average shares                157,774      157,269       155,878
                                           =======      =======       =======

    See notes to consolidated financial statements.


                                NEWELL CO. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                  1994        1993         1992
                                                  ----        ----         ----
                                                          (In thousands)
    ASSETS
    CURRENT ASSETS
      Cash and cash equivalents               $   14,892  $    2,866   $   28,008
      Receivable from sale of business                 -           -      210,000
      Accounts receivable, net                   335,806     256,468       57,795
      Inventories                                420,654     301,016      226,230
      Deferred income taxes                       90,063      73,461       38,991
      Prepaid expenses and other                  56,256      42,217       33,611
                                                --------   ---------     --------

          TOTAL CURRENT ASSETS                   917,671     676,028      594,635

    MARKETABLE EQUITY SECURITIES                  64,740      48,974       62,964

    OTHER LONG-TERM INVESTMENTS                  183,372     177,891      174,080

    OTHER ASSETS                                 182,906     165,911      119,977

    PROPERTY, PLANT AND EQUIPMENT, NET           454,597     370,382      292,760

    GOODWILL                                     684,990     513,761      325,163
                                                 -------     -------      -------
          TOTAL ASSETS                        $2,488,276  $1,952,947   $1,569,579
                                               =========   =========    =========
















    See notes to consolidated financial statements.








                                NEWELL CO. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (CONT.)



                                                           December 31,
                                                  1994        1993         1992
                                                  ----        ----         ----
                                                          (In thousands)

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Notes payable                           $  209,720  $  189,003   $   65,030
      Accounts payable                           112,269      72,832       37,553
      Accrued compensation                        48,461      36,525       32,203
      Other accrued liabilities                  305,878     222,508      147,926
      Income taxes                                 8,271      20,244       60,344
      Current portion of long-term debt           99,425      58,200       32,045
                                                 -------     -------      -------

          TOTAL CURRENT LIABILITIES              784,024     599,312      375,101

    LONG-TERM DEBT                               408,986     218,090      176,849

    OTHER NONCURRENT LIABILITIES                 152,697     156,400      158,251

    DEFERRED INCOME TAXES                         17,243           -            -

    STOCKHOLDERS' EQUITY
      Par value of common stock issued           157,844      78,793       78,338
      Additional paid-in capital                 175,352     249,625      239,503
      Retained earnings                          788,862     654,819      543,765
      Net unrealized gain on securities
       available for sale                          9,868         N/A          N/A
      Cumulative translation adjustment           (6,466)     (4,055)      (2,208)
      Treasury stock (at cost)                      (134)        (37)         (20)
                                               ---------   ---------    ---------

          TOTAL STOCKHOLDERS' EQUITY           1,125,326     979,145      859,378
                                               ---------   ---------    ---------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                    $2,488,276  $1,952,947   $1,569,579
                                               =========   =========    =========



    See notes to consolidated financial statements.

                                NEWELL CO. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended December 31,
                                                        1994        1993        1992
                                                        ----        ----        ----
                                                              (In thousands)
     OPERATING ACTIVITIES:
       Net income                                  $  195,575  $  165,334  $  119,137
       Adjustments to Reconcile Net
        Income to Net Cash Provided
        by Operating Activities:
          Cumulative effective of
           accounting change                                -           -      44,134
          Depreciation and amortization                72,485      64,262      53,881
          Deferred income taxes                        30,673      19,757     (14,914)
          Net gains on:
            Sale of businesses                              -      (1,233)    (82,945)
            Marketable equity securities                 (373)          -      (8,616)
          Write-off of intangible assets                    -           -      11,664
          Other                                        (5,661)     (3,811)     (4,377)
        Changes in current accounts, excluding
         the effects of acquisitions and sale
         of businesses:
          Accounts receivable                            (254)   (129,562)     39,010
          Inventories                                 (13,798)     (6,328)     26,715
          Other current assets, accounts payable,
           accrued liabilities and other              (40,221)    (78,288)     54,548
                                                    ---------   ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES        238,426      30,131     238,237
                                                    ---------   ---------    ---------
     INVESTING ACTIVITIES:
       Acquisitions                                  (345,392)   (309,846)   (177,317)
       Expenditures for property, plant
        and equipment                                 (66,026)    (58,898)    (77,613)
       Sale of businesses                                   -     219,638           -
       Sale of marketable equity securities             1,053           -      72,879
       Purchase of other investments                        -      (1,660)    (11,930)
       Disposals of noncurrent assets and other         2,628     (16,141)    (18,060)
                                                    ---------   ---------    ---------
     NET CASH USED IN INVESTING ACTIVITIES           (407,737)   (166,907)   (212,041)
                                                    ---------   ---------    ---------
     FINANCING ACTIVITIES:
       Proceeds from issuance of debt                 402,708     232,852     181,320
       Proceeds from exercised stock options
        and other                                       2,799       5,216       9,023
       Payments on notes payable and long-term debt  (162,638)    (72,154)   (168,513)
       Cash dividends                                 (61,532)    (54,280)    (46,261)
                                                    ---------   ---------    ---------
     NET CASH PROVIDED BY(USED IN)
      FINANCING ACTIVITIES                            181,337     111,634     (24,431)
                                                    ---------   ---------    ---------
     INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS   12,026     (25,142)      1,765
     Cash and cash equivalents at beginning of year     2,866      28,008      42,512
     Sanford decrease in cash in December 1991              -           -     (16,269)
                                                    ---------   ---------    ---------
     CASH AND CASH EQUIVALENTS AT END OF YEAR      $   14,892   $   2,866   $  28,008
                                                    =========    ========    ========
     See notes to consolidated financial statements.

                                                   NEWELL CO. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                        Net
                                                                    Unrealized
                                                                      Gain on
                                        Common &     Add'l               Securities  Cumulative
                                       Treasury    Paid-In   Retained   Available   Translation
                                          Stock     Capital   Earnings    for Sale   Adjustment
                                        --------    -------   --------  -----------  -----------
                                         (In thousands, except per share amounts)

     Balance at December 31, 1991       $ 76,030   $175,448   $475,200   $    N/A    $  2,123
     Adjustment to conform fiscal
      year of Sanford Corporation                               (4,311)
     Net income                                                119,137
     Cash dividends:
      Common stock $0.30 per share                             (46,261)
     Stock issued for acquisition          1,582     52,999
     Exercise of stock options               720      8,318
     Tax benefit on stock options                     2,736
     Foreign currency translation
      and other                              (14)         2                            (4,331)
                                         -------    -------    -------    -------     -------
     Balance at December 31, 1992       $ 78,318   $239,503   $543,765   $    N/A    $ (2,208)

     Net income                                                165,334
     Cash dividends:
      Common stock $0.35 per share                             (54,280)
     Stock issued for acquisition             44      1,715
     Exercise of stock options               445      4,789
     Tax benefit on stock options                     3,585
     Foreign currency translation
      and other                              (51)        33                            (1,847)
                                         -------    -------    -------    -------     -------
     Balance at December 31, 1993       $ 78,756   $249,625   $654,819   $    N/A    $ (4,055)

     Net income                                                195,575
     Fair value adjustment for
      securities available for
      sale at January 1, 1994                                               3,353
     Cash dividends:
      Common stock $0.39 per share                             (61,532)
     Stock split, form of 100%
      stock dividend                      78,910    (78,910)
     Exercise of stock options               155      2,723
     Tax benefit on stock options                     1,881
     Change in net unrealized
      gain on securities
      available for sale                                                    6,515
     Foreign currency translation
      and other                              (111)       33                            (2,411)
                                          -------   -------    -------    -------     -------
     Balance at December 31, 1994       $ 157,710  $175,352   $788,862   $  9,868    $ (6,466)
                                         ========   =======    =======    =======     =======

     See notes to consolidated financial statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1994, 1993 AND 1992

   1)   SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries after elimination of intercompany accounts and transactions.

        Revenue Recognition: Sales of merchandise are recognized upon shipment to customers.

        Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

        Cash and Cash Equivalents: The carrying amounts approximate fair value because of the short maturity of these instruments.

        Marketable Equity Securities: The fair values of these investments are based upon quoted market prices.

        Long-term Investments: The fair value of the investment in convertible preferred stock of the Black & Decker Corporation ("Black & Decker") was based in part on an independent appraisal.

        Long-term Debt: The fair value of the Company's long-term debt issued under the medium-term note program is estimated based on quoted market prices. The carrying value of all other long-term debt outstanding approximates fair value due to the floating rates charged on these instruments.

        Derivatives: Premiums paid or received related to interest rate swap agreements are amortized into interest expense over the terms of the agreements. Unamortized premiums are included in other assets or accrued liabilities in the consolidated balance sheets.

        Gains and losses relating to qualifying hedges of firm commitments or anticipated transactions also are deferred and are recognized in income as adjustments of carrying amounts when the hedged transaction occurs.

        Accounts Receivable: On December 5, 1991, the Company received $104.7 million from a sale of an interest in trade receivables, with limited recourse, pursuant to an agreement that permits the Company to sell trade receivables, with limited recourse, to the purchaser from time to time. A $125.0 million interest was outstanding at December 31, 1992. At both December 31, 1994 and 1993, there was no interest in trade receivables sold under this agreement.

        Allowances for Doubtful Accounts: Allowances for doubtful accounts at December 31, totalled $10.9 million in 1994, $6.2 million in 1993 and $5.6 million in 1992.

        Inventories: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 87%, 83% and 81% of total inventories at December 31, 1994, 1993 and 1992, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out"("FIFO") method.





   If the FIFO inventory valuation method had been used exclusively, inventories would have been increased by $12.3 million, $9.2 million and $8.0 million at December 31, 1994, 1993 and 1992, respectively.

        The components of inventories at the end of each year, net of the LIFO reserve, were as follows:
                                                    December 31,
                                              1994     1993      1992
                                              ----     ----      ----
                                                   (In millions)

        Materials and supplies              $ 81.7   $ 71.3    $ 56.1
        Work in process                       98.9     49.6      39.7
        Finished products                    240.1    180.1     130.4
                                             -----    -----     -----
                                            $420.7   $301.0    $226.2
                                             =====    =====     =====

        Long-term Marketable Equity Securities: Long-term marketable equity securities at the end of each year are summarized as follows:

                                                    December 31,
                                              1994     1993      1992
                                              ----     ----      ----
                                                   (In millions)

        Aggregate market value              $ 64.7   $ 54.6    $ 64.1
        Aggregate cost                        48.3     49.0      63.0
                                             -----    -----     -----
        Unrealized gain, net                $ 16.4   $  5.6    $  1.1
                                             =====    =====    ======

        In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires, among other things, that securities classified as "available for sale" be carried at fair value; however, fair value adjustments are excluded from earnings and reported separately as a component of stockholders' equity. This new standard, which was adopted prospectively by the Company effective January 1, 1994, did not have a material impact on the consolidated financial statements. The Company considers all long-term marketable equity securities as available for sale.

        Other Long-Term Investments: The Company owns 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, purchased at a cost of $150.0 million. The Series B preferred shares pay a 7 3/4% cumulative dividend, are convertible into Black & Decker common stock at $23.62 per share, and have voting rights equivalent to the common stock into which they are convertible. These shares have restrictions on disposition by the Company, and Black & Decker has the option at the end of ten years to repurchase the remaining preferred shares and any common stock issued upon conversion then held by the Company. The market value of this investment approximated cost at December 31, 1994, 1993 and 1992. In addition, the Company has a 47% ownership in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the VISE-GRIP and IRWIN trademarks. This investment is accounted for on the equity method with a net investment of $33.4 million included in Other Long-Term Investments at December 31, 1994.

        Property, Plant and Equipment: Property, plant and equipment at the end of each year consisted of the following:

                                                  December 31,
                                            1994     1993      1992
                                            ----     ----      ----
                                                 (In millions)

        Land                             $   9.6  $   7.1   $   6.7
        Buildings and improvements         164.8    136.5     101.8
        Machinery and equipment            515.8    419.1     347.0
                                           ------   ------    ------
                                           690.2    562.7     455.5

        Allowance for depreciation        (235.6)  (192.3)   (162.7)
                                          ------   ------    ------
                                         $ 454.6  $ 370.4   $ 292.8
                                          ======   ======    ======

        Depreciation of property, plant and equipment (stated at cost) is provided for by annual charges to income calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their estimated useful lives, which range from five to forty years. Replacements and improvements of fixed assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

        Goodwill: Excess of cost over identifiable net assets of businesses acquired is being amortized over 40 years on a straight-line basis. Subsequent to an acquisition, the Company continually evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related division's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Accumulated amortization of goodwill was $57.0 million, $42.1 million and $32.0 million at December 31, 1994, 1993 and 1992, respectively.

        Accrued Liabilities: Accrued liabilities at the end of each year included the following:
                                                    December 31,
                                              1994     1993      1992
                                              ----     ----      ----
                                                   (In millions)

        Promotion and advertising accruals  $ 76.5   $ 54.4    $ 37.5
        Accrued insurance reserves            36.0     36.3      29.8


        Foreign Currency Translation: Financial statements of foreign subsidiaries are translated in U.S. dollars in accordance with the provisions of SFAS No. 52. Foreign currency transaction gains and losses were insignificant in 1994, 1993 and 1992.

        Cash Flows: For purposes of the Consolidated Statements of Cash Flows, the Company considers all short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash paid for income taxes and interest were as follows:

                                                    December 31,
                                              1994     1993     1992
                                              ----     ----     ----
                                                   (In millions)

        Income taxes                        $115.9   $144.7   $ 81.5
        Interest                              31.1     18.9     14.5


        Reclassification: Certain 1992 and 1993 amounts have been reclassified to conform with the 1994 presentation.

   2)   ACQUISITIONS AND DIVESTITURES OF BUSINESSES

        On February 14, 1992, a subsidiary of the Company merged with Sanford Corporation ("Sanford"), a designer, manufacturer and marketer of marking and writing instruments, plastic desk accessories, file storage boxes and other office and school supplies. The Company issued approximately 13.8 million shares of common stock for all the common stock of Sanford. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger.

        On July 8, 1992, the Company acquired Stuart Hall Company, Inc. ("Stuart Hall"), a manufacturer of school supplies, stationery and office supplies. The Company issued 1.6 million shares of common stock for all the common stock of Stuart Hall. On October 1, 1992, the Company acquired substantially all of the assets of Intercraft Industries, L.P., and all of the capital stock of Intercraft Industries of Canada, Inc. (collectively, "Intercraft"), manufacturers of ready-made picture frames. The purchase price was $175.0 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for Stuart Hall and Intercraft are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of these 1992 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $161.9 million.

        On April 30, 1993, the Company acquired substantially all of the assets of Levolor Corporation ("Levolor"), a manufacturer and distributor of decorative window coverings. The purchase price was $72.5 million in cash. On September 22, 1993, the Company acquired Lee/Rowan Co. ("Lee/Rowan"), a manufacturer and marketer of coated wire storage and organization products. The purchase price was $73.5 million in cash. On November 9, 1993, the Company acquired Goody Products, Inc. ("Goody"), a manufacturer and marketer of personal consumer products including hair accessories and beauty organizers. The purchase price, excluding the cost of Goody common stock that the Company owned prior to the acquisition, was $147.1 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for Levolor, Lee/Rowan and Goody are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1993 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $208.2 million.

        As part of the Goody acquisition, the Company acquired the capital stock of Opti-Ray, Inc. ("Opti-Ray"), a designer and marketer of fashion sunglasses and non-prescription reading glasses. As of January 1, 1994, the Company sold the capital stock of Opti-Ray to Benson Eyecare Corporation. The net assets of Opti-Ray, which totalled $8.5 million, are included in Other Assets as of December 31, 1993. The operating results of Opti-Ray from the date of acquisition to December 31, 1993 are excluded from the Consolidated Statements of Income and are not material.

        On August 29, 1994, the Company acquired Home Fashions, Inc.("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades. The purchase price was $130.4 million in cash. This company was combined with Levolor and together they are operated as single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, which is a leading maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $136.5 million in cash. This company was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as Newell Europe). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.-manufactured cookware and dinnerware brands. The purchase price was $86.4 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for HFI, Eberhard Faber and Newell Europe are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $163.0 million.

        The unaudited consolidated results of operations for the years ended December 31, 1994 and 1993 on a pro forma basis, as though Levolor, HFI, Lee/Rowan, Goody, Eberhard Faber and Newell Europe each had been acquired on January 1, 1993, are as follows:

                                               1994          1993
                                               ----          ----
                                     (In millions, except per share data)
        Net sales                           $2,455.5      $2,439.4
        Net income                             195.1         167.1
        Earnings per share                       1.24          1.06

        On December 31, 1992, the Company sold its closures business for a $210.0 million note receivable due and paid January 4, 1993. The Company recognized a net pre-tax gain of $82.9 million on the sale. Sales for this business totalled $160.6 million in 1992.

   3)   RESTRUCTURING COSTS

        In the year ended December 31, 1992, the Company recorded $20.9 million in restructuring costs, of which $17.4 million was recorded in the fourth quarter. The primary components of this charge included costs associated with the closing of a manufacturing facility and severance costs related to businesses acquired in transactions accounted for under the pooling-of-interests method.

   4)   CREDIT ARRANGEMENTS

        The Company has foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $360.0 million (of which $267.4 million was available at December 31, 1994) based upon such terms as the Company and the respective banks have mutually agreed upon.

        In connection with $35.0 million of the line of credit facilities noted above, the Company has agreed to maintain compensating balances, generally at 2.5% of the credit facility. Compensating balances are not restricted as to withdrawals and serve as part of the Company's minimum operating cash balances.

        The following is a summary of line of credit notes payable to banks:

                                             1994       1993        1992
                                             ----       ----        ----
                                                   (In millions)
        Notes payable to banks:
          Outstanding at year-end
             - borrowing                  $ 92.6     $ 50.3     $  65.0
             - average interest rate         6.0%       3.3%        3.9%
        Average for the year
             - borrowing                    21.5       37.3        42.9
             - average interest rate         4.9%       3.3%        3.9%
        Maximum borrowing outstanding
          during the year                  119.3      138.0       118.0

        In 1993, the Company began issuing commercial paper under a $400.0 million program, which was subsequently increased to $500.0 million. The revolving credit facilities, as described in note 5 to the consolidated financial statements, provide the committed backup liquidity required to issue commercial paper. Three dealers were engaged to market the program.

        The following is a summary of commercial paper:

                                             1994       1993        1992
                                             ----       ----        ----
                                                   (In millions)
        Commercial paper:
          Outstanding at year-end
          - borrowing                     $417.1     $138.7         N/A
          - average interest rate            6.0%       3.3%        N/A
        Average for the year
          - borrowing                      324.8        4.4         N/A
          - average interest rate            4.4%       3.3%        N/A
        Maximum borrowing outstanding
          during the year                  479.0      138.7         N/A

   5)   LONG-TERM DEBT

        The following is a summary of long-term debt:

                                                   December 31,
                                            1994       1993        1992
                                            ----       ----        ----
                                                   (In millions)
        Medium-term notes                 $186.0     $153.0      $153.0
        Revolving Credit Agreement:
          Commercial paper                 300.0          -         N/A
          Loans payable to banks               -      100.0        30.0
        Other long-term debt                22.4       23.3        25.9
                                            -----      -----       -----
                                            508.4      276.3       208.9
         Current portion                    (99.4)     (58.2)      (32.0)
                                            -----      -----       -----
                                           $409.0     $218.1      $176.9
                                            =====      =====       =====

        The Company has a shelf registration statement covering up to $500.0 million of debt securities, of which $257.0 million was available for additional borrowings as of December 31, 1994. Pursuant to the shelf registration, at December 31, 1994, the Company had outstanding $186.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.6%. The fair value of these notes was $185.1 million at December 31, 1994. The Company had outstanding $153.0 million on December 31, 1993 and 1992, and the fair value of these notes was $158.3 million at December 31, 1993 and $160.9 million at December 31, 1992.

        The Company entered into a three-year $300.0 million revolving credit agreement in August 1993, and a $100.0 million, 364-day revolving credit agreement in each of November 1993 and August 1994. The November 1993 364-day revolving credit agreement was renewed for an additional 364 days. Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $500.0 million, at a floating interest rate. At December 31, 1994, there were no borrowings under the revolving credit agreements.

        In lieu of borrowings under the credit agreements, the Company may issue up to $500.0 million of commercial paper. The Company's revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At December 31, 1994, $417.1 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the revolving credit agreements. The short-term portion of this balance was $117.1 million, which is classified as notes payable. The remaining $300.0 million is classified as long-term debt under the three-year revolving credit agreement.

        The revolving credit agreements permit the Company to borrow funds using Syndicated loans (Base Rate loans or Eurodollar loans), Money Market loans (LIBOR Market loans or Set Rate loans) or Acceptance liabilities, as selected by the Company. The terms of these agreements require, among other things, that the Company maintain a certain Total Debt to Total Capital Ratio and a minimum Operating Income to Interest Expense Ratio, all capitalized terms as defined in these agreements. As of December 31, 1994, the Company was in compliance with these agreements.

        The aggregate maturities of long-term debt outstanding at December 31, 1994, are as follows:

                       Year           Aggregate Maturities
                       ----           --------------------
                                         (In millions)

                       1995                  $ 99.4
                       1996                   358.2
                       1997                    33.5
                       1998                     1.5
                       1999                     7.6
                     Thereafter                 8.2
                                              -----
                                             $508.4
                                              =====

   6)   DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage certain interest rate and foreign currency risks.

        Interest rate swap agreements are utilized to convert certain floating rate debt instruments into fixed rate debt or to convert certain floating rate debt based on federal funds rates to floating rate debt based upon commercial paper rates. As of December 31, 1994, the Company was party to one interest rate swap agreement which terminates in June 1996. The agreement requires the Company to pay on a monthly basis the amounts by which the commercial paper rate exceeds the Federal Funds rate on $50.0 million of debt.

        The Company uses forward exchange contracts to hedge certain purchase commitments denominated in currencies other than the domestic currency (primarily Japanese yen and U.S. dollar for the Company's Canadian subsidiary). The term of the currency derivatives is rarely more than one year. The purpose of the Company's foreign currency hedging activities is to protect the Company from some of the risk of foreign currency fluctuations on foreign denominated purchases.

        As of December 31, 1994, the Company had contracts to buy 150 million Japanese yen and the Company's Canadian subsidiary had several contracts to buy 7.3 million U.S. dollars. The deferred unrealized gains and losses, based upon dealer quotes from hedging firm purchases, are not material.

        The Company is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap and foreign exchange contracts. The Company anticipates, however, that counterparties will be able to satisfy fully their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties. The market value of all the Company's derivatives approximates its carrying value.

   7)   LEASES

        The Company leases manufacturing, distribution and office facilities, as well as transportation and data processing equipment under noncancellable leases which expire at various dates through the year 2007.

        Future minimum rental payments under noncancellable operating leases are as follows:

                                 Year           Minimum Payments
                                 ----           ----------------
                                                  (In millions)

                                 1995                 $20.6
                                 1996                  16.7
                                 1997                  11.9
                                 1998                   7.8
                                 1999                   6.1
                              Thereafter               18.1
                                                       ----
                                                      $81.2
                                                       ====

        Total rental expense for all operating leases was approximately $31.8 million, $26.0 million and $18.9 million in 1994, 1993 and 1992, respectively.

   8)   EMPLOYEE BENEFIT RETIREMENT PLANS

        The Company and its subsidiaries have noncontributory pension plans covering substantially all employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974 or additional amounts to assure that plan assets will be adequate to provide retirement benefits. Due to the overfunded status of most of the pension plans, contributions to these plans were insignificant during the past three years. Total expense under all pension and profit sharing plans was $8.5 million, $3.2 million and $1.7 million for the years ended December 31, 1994, 1993 and 1992, respectively.

        The net periodic pension cost components for the U.S. pension plans are as follows:

                                             1994       1993       1992
                                             ----       ----       ----
                                                   (In millions)
        Service cost-benefits earned
          during the year                  $ 13.4     $  8.3     $  6.7
        Interest cost on projected
         benefit obligation                  31.3       27.3       26.2
        Actual return on assets             (31.3)     (42.7)     (20.8)
        Net amortization and
         other components                    (9.4)       6.8      (13.1)
                                            -----      -----      -----
           Total U.S. pension plan
            expense(income)                $  4.0     $  (.3)    $ (1.0)
                                            =====      =====      =====

        The principal actuarial assumptions used are as follows:

                                             1994       1993       1992
                                             ----       ----       ----
                                                     (In percent)
        Measurement of projected
         benefit obligation:
          Discount rate                        8%       7.25%      7.75%
          Long-term rate of
           compensation increase               5%          5%         5%

        Long-term rate of return on
         plan assets                           9%          9%         9%

        The following table sets forth the funded status of the U.S. pension plans and the amount recognized in the Company's consolidated balance sheets:

                                              Plans Whose            Plans Whose
                                                 Assets              Accumulated
                                                 Exceed                Benefits
                                              Accumulated               Exceed
                                                Benefits                Assets
                                              -----------            -----------
                                            1994      1993          1994      1993
                                            ----      ----          ----      ----
                                                         (In millions)
     Actuarial present value of
      benefit obligations:
        Vested                            $347.1    $352.1         $ 21.1   $ 18.3
        Nonvested                           12.0      13.3            4.8      5.3
                                           -----     -----          -----    -----
          Accumulated benefit
           obligation                      359.1     365.4           25.9     23.6

     Effect of projected future
      salary increases                      20.9      18.1            5.7      6.8
                                           -----     -----          -----    -----
          Projected benefit obligation     380.0     383.5           31.6     30.4

     Plan assets at market value
      (primarily common stock and
       fixed income investments)           469.2     448.0            6.1      4.1
                                           -----     -----          -----    -----
     Plan assets in excess of (less
      than) projected benefit obligation    89.2      64.5          (25.5)   (26.3)

     Unrecognized transition (net asset)
      obligation                           (13.5)    (11.2)           1.7      1.2

     Unrecognized net (gain)loss            (7.5)     11.6            5.1      5.5
                                           -----     -----          -----    -----
     Net pension asset (liability)
      recognized in the consolidated
      balance sheets                      $ 68.2    $ 64.9         $(18.7)  $(19.6)
                                           =====     =====          =====    =====

   9)   RETIREE HEALTH CARE
        Several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups. In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This standard requires that the expected cost of retiree health benefits be charged to expense during the years that the employees render service rather than the Company's past practice of recognizing these costs on a cash basis. As part of adopting this standard, the Company recorded, in the first quarter of 1992, a one-time, non-cash charge against earnings of $71.7 million before taxes and $44.1 million after taxes, or $0.29 per share. The Company had previously recorded $37.5 million relating to this liability. This cumulative adjustment as of January 1, 1992 represents the discounted present value of expected future retiree health benefits attributed to employees' service rendered prior to that date. The effect of the change on 1992 net income before cumulative effect of accounting change was not material to any of the consolidated financial statements.

        The components of the net postretirement health care cost are as follows:

                                                          1994    1993    1992
                                                            ----    ----    ----
                                                                (In millions)
          Service cost-benefits attributed
           to service during the period                   $ 2.0   $ 1.1   $ 1.3
          Interest cost on accumulated
           postretirement benefit obligation                7.3     8.1     8.4
                                                            ---     ---     ---
             Net postretirement health care cost          $ 9.3   $ 9.2   $ 9.7
                                                            ===     ===     ===

              A reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheets is as follows:

                                                         1994     1993     1992
                                                         ----     ----     ----
                                                                (In millions)
          Accumulated postretirement
           benefit obligation:
            Retirees                                  $ (65.2) $ (73.0) $ (79.5)
            Fully eligible active plan participants      (6.0)    (5.2)    (8.2)
            Other active plan participants              (21.1)   (22.8)   (20.9)
                                                       ------   ------    -----
            Accumulated postretirement benefit
             obligation                                 (92.3)  (101.0)  (108.6)
            Market value of assets                          -        -        -
                                                       ------   ------   ------
            Funded status                               (92.3)  (101.0)  (108.6)
            Unrecognized net(gain)                      (16.7)    (8.4)    (0.3)
                                                       ------   ------   ------
              Other Noncurrent Liability              $(109.0) $(109.4) $(108.9)
                                                       ======   ======   ======

        The actuarial calculation assumes a 12% increase in the health care cost trend rate for fiscal year 1994. The assumed rate decreases one percent every year through the sixth year to six percent and remains constant beyond that point. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $6.0 million and increase net periodic cost by $0.8 million. The discount rate used in determining the accumulated postretirement benefit obligation was 8% in 1994, 7.25% in 1993 and 7.75% in 1992.

   10)  STOCKHOLDERS' EQUITY AND PER SHARE DATA

        The Company's common stock consists of 300.0 million authorized shares, with a par value of $1 per share. Of the total unissued common shares at December 31, 1994, total shares in reserve included
   10.1 million shares for issuance under the Company's stock option plans.

        Each share of common stock includes a preferred stock purchase right (a "Right"). Each Right will entitle the holder, until the earlier of October 31, 1998 or the redemption of the Rights, to buy one four-hundredth of a share of a new series of preferred stock, denominated "Junior Participating Preferred Stock, Series B," at a price of $25 per one four-hundredth of a share (as adjusted to reflect stock splits since the issuance of the Rights). This preferred stock is nonredeemable and will have 100 votes per share. The Company has reserved 500,000 Series B preferred shares for issuance upon exercise of such Rights. The Rights will be exercisable only if a person or group acquires 20% or more of voting power of the Company or announces a tender offer following which it would hold 30% or more of the Company's voting power.

        In the event that any person becomes the beneficial owner of 30% or more of the Company's voting power, the Rights (other than Rights held by the 30% stockholder) would become exercisable for that number of shares of the Company's common stock having a market value of two times the exercise price of the Right. Furthermore, if, following the acquisition by a person or group of 20% or more of the Company's voting power, the Company were acquired in a merger or other business combination or 50% or more of its assets were sold, or in the event of certain types of self-dealing transactions by a 20% stockholder, each Right (other than Rights held by the 20% stockholder) would become exercisable for that number of shares of common stock of the Company (or the surviving company in a business combination) having a market value of two times the exercise price of the Right.

        The Company may redeem the Rights at one cent per Right prior to the occurrence of an event that causes the Rights to become exercisable for common stock. The Board of Directors may terminate the Company's right to redeem the Rights under certain circumstances at any time after a group or person acquires 20% or more of the Company's voting power.

        The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. On September 1, 1994, a two-for-one split of the Company's common stock was effected in the form of a stock dividend of one share of stock on each share of stock outstanding at the close of business on August 15, 1994.

        Accordingly, all share and per share data have been restated to retroactively reflect the stock split. Common stock was credited $1 and additional paid-in capital was charged a like amount for each share of stock issued pursuant to the stock split.

   11)  STOCK OPTIONS

        Under the terms of the Company's stock option plans, all options are granted at prices at least equal to the market value on the date of grant and expire five years, five years and ninety days, ten years, or ten years and one day thereafter.

        The following summarizes the changes in number of shares of common stock under option:

                                                              Range of
                                          Number of             Per Share
                                           Shares             Option Prices
                                          ---------           -------------

     Outstanding at December 31, 1991     3,059,524         $ 3.84  - $21.75
       Stuart Hall Grants Assumed           229,110           3.88  -  10.35
       Intercraft Options Granted           400,000          18.00  -  18.00
       Granted                              333,200          19.95  -  24.44
       Exercised                         (1,433,622)          3.88  -  14.88
       Cancelled                            (35,332)          3.88  -  13.31
                                          ---------

     Outstanding at December 31, 1992     2,552,880           3.84  -  24.44
       Granted                              431,860          16.44  -  19.38
       Goody Grants Assumed                  53,210           8.63  -  15.16
       Exercised                           (881,428)          3.88  -  16.44
       Cancelled                            (74,322)         10.35  -  10.35
                                          ---------

     Outstanding at December 31, 1993     2,082,200           3.84  -  24.44
       Granted                              454,400          19.88  -  22.38
       Exercised                           (273,196)          3.84  -  19.19
       Cancelled                           (107,646)          7.34  -  21.75
                                          ---------

     Outstanding at December 31, 1994     2,155,758           3.84  -  24.44
                                          =========

        Options outstanding on December 31, 1994, are exercisable at an average price of $19.11 and expire on various dates from January 22, 1995 to November 1, 2004.

        At December 31, 1994, there were 7.9 million shares available for grant of future options.

   12)  INCOME TAXES

        During 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The impact of adopting this standard was not material to any of the consolidated financial statements of the Company for 1992.

        The provision for income taxes consists of the following:

                                                     1994        1993        1992
                                                     ----        ----        ----
                                                               (In millions)
              Current:
                Federal                              $  82.3     $  70.5     $ 104.0
                State                                   19.1        19.0        24.6
                Foreign                                  1.6         0.9         0.6
                                                      ------      ------      ------
                                                       103.0        90.4       129.2
              Deferred                                  30.7        19.8       (14.9)
                                                      ------      ------      ------
              Total                                  $ 133.7     $ 110.2     $ 114.3
                                                      ======      ======      ======

              The components of the net deferred tax asset are as follows:

                                                       1994        1993        1992
                                                        ----        ----        ----
                                                               (In millions)
              Deferred tax assets:
                Accruals, not currently
                 deductible for tax purposes         $  79.5     $  65.1     $  47.2
              Pension and postretirement accruals       44.9        48.0        43.3
              Insurance accruals                        14.1        11.3        10.3
              Inventory valuation                        6.2         2.1           -
              Other                                      3.0         2.2        12.2
                                                       -----       -----       -----
                                                       147.7       128.7       113.0
              Deferred tax liabilities:
                Accelerated depreciation               (37.1)      (26.3)      (24.9)
                Prepaid pension                        (24.2)      (24.5)      (20.7)
                Inventory valuation                        -           -        (9.9)
                Unrealized gain on
                 securities available for sale          (6.5)          -           -
                Amortizable intangibles                 (4.1)          -           -
              Other                                     (2.9)       (1.6)       (2.0)
                                                      ------      ------      ------
                                                       (74.8)      (52.4)      (57.5)
                                                      ------      ------      ------
              Net deferred tax asset                 $  72.9     $  76.3     $  55.5
                                                      ======      ======      ======

              The net deferred tax asset is classified in the consolidated balance sheets as follows:

                                                       1994        1993        1992
                                                       ----        ----        ----
                                                          (In millions)

              Current deferred income taxes          $  90.1     $  73.5     $  39.0
              Noncurrent deferred income taxes:
                Included in Other Assets                   -         2.8        16.5
                Liability                              (17.2)          -           -
                                                      ------      ------      ------
                                                     $  72.9     $  76.3     $  55.5
                                                      ======      ======      ======

              A reconciliation of the United States statutory rate to the effective income tax rate is as follows:

                                                       1994        1993        1992
                                                       ----        ----        ----
                                                               (In percent)
              Statutory rate                            35.0%       35.0%       34.0%
              Add (deduct) effect of:
                State income taxes, net of
                 federal income tax effect               4.5         4.5         4.8
                Nondeductible goodwill charges           1.3         0.9         2.7
                Miscellaneous                           (0.2)       (0.4)       (0.3)
                                                        ----        ----        ----
              Effective rate                            40.6%       40.0%       41.2%
                                                        ====        ====        ====

              No United States deferred taxes have been provided on undistributed non-United States subsidiary earnings of $30.5 million, which are considered to be permanently invested.

        The non-United States component of income before income taxes was $3.5 million in 1994 and $1.8 million in both 1993 and 1992.

   13)  OTHER NONOPERATING EXPENSES(INCOME)

        Total other nonoperating expenses(income) consist of the following:

                                                  Year Ended December 31,
                                               1994        1993         1992
                                               ----        ----         ----
                                                       (In millions)

          Interest income                     $ (1.0)     $  (.9)      $ (2.5)

          Dividend income                      (12.6)      (12.9)       (14.1)

          Equity in earnings of
           American Tool Companies, Inc.        (5.7)       (3.8)        (3.4)

          Amortization of goodwill              15.4        10.1          6.7

          Net (gains)losses on:
            Sale of businesses                     -        (1.2)       (82.9)
            Stanley Works securities
             and other related costs               -           -         14.0
            Marketable equity securities        (0.4)          -         (8.6)

          Costs associated with legal
           settlements, prior acquisitions
           and other                             2.9         0.2         13.5

          Write-off of intangibles                 -           -         11.7
                                               -----       -----        -----
                                              $ (1.4)     $ (8.5)      $(65.6)
                                               =====       =====        =====

   14)  OTHER OPERATING INFORMATION

   INDUSTRY SEGMENTS

        Since the beginning of 1993, after the sale of its closures business on December 31, 1992, over 90% of the Company's revenues are derived from consumer products and, as such, the Company operates in a single industry segment. Prior to 1993, the Company operated in two industry segments, Consumer Products and Industrial Products.

        Consumer Products are sold through a variety of retail and wholesale distribution channels. Industrial Products were sold directly and through distributors. Intersegment sales were not material.

                         Consumer     Industrial     Corporate
                          Products      Products       & Other     Consolidated
                          --------     ----------     ----------   ------------
                                               (In millions)
          1992
          ----
    Net sales             $1,205.7        $246.0      $      -      $1,451.7
    Operating income         209.7          27.6          (4.9)        232.4
    Total assets             679.9          51.2         838.5       1,569.6
    Depreciation and
     amortization expense     35.1           7.1          11.7          53.9
    Capital expenditures      61.2          13.4           3.0          77.6

    GENERAL INFORMATION

        The Company's segment information necessarily includes allocations of expenses and assets shared by its segments. Although such allocations were made on a reasonable basis, the assets and operating income do not necessarily reflect how such data might appear if the segments were operated as separate businesses.

        Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated sales in 1994, and 14% in both 1993 and 1992. Each of the other customers amounted to less than 10% in all three years.

        Export sales were less than 10% of consolidated sales in 1994, 1993 and 1992.

        Total assets are those assets that are used in the Company's operations in each industry segment. Corporate assets are located exclusively in the United States and consist principally of cash, marketable equity securities, goodwill and notes receivable. Prior to the acquisition of Newell Europe, the Company operated principally in the North American geographic segment.

   15)  LITIGATION

        The Company and its subsidiaries are subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

        The Company and its subsidiaries are also involved in various matters concerning federal and state environmental laws and regulations, including seventeen matters in which they have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws. In assessing its remediation costs, the Company has considered several factors, including: the extent of the Company's volumetric contribution at each site relative to that of other PRPs; the kind of waste; where applicable, the terms of existing cost sharing and other agreements; the ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with environmental remediation; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other party's status as a PRP is disputed. Based on information currently available to it, the Company's estimate of remediation costs associated with these matters ranges between $12.5 million and $17.5 million. As of December 31, 1994, the Company had a reserve equal to $14.5 million for such remediation costs in the aggregate. Insufficient information is available to the Company to permit it reasonably to reflect any unasserted claims in its reserve or cost estimates. No insurance recovery was taken into account in determining the Company's cost estimates or reserve nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

   Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
             -----------------------------------------------------------

             None.

                                  PART III

   Item 10.  Directors and Executive Officers of the Registrant
             --------------------------------------------------

             Information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

             Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 1995 ("Proxy Statement") under the caption "Proposal 1 -Election of Directors," which information is hereby incorporated by reference herein.

             Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Compliance with Forms 3, 4 and 5 Reporting Requirements," which information is hereby incorporated by reference herein.

   Item 11.  Executive Compensation
             ----------------------

             Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors - Information Regarding Board of Directors and Committees," the captions "Executive Compensation - Summary; - Option Grants in 1994; - Option Exercises in 1994; - Pension and Retirement Plans; and - Employment Security Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

   Item 12.  Security Ownerships of Certain Beneficial Owners
             and Management
             -------------------------------------------------

             Information regarding security ownership is included in the Proxy Statement under the caption "Certain Beneficial Owners," which information is hereby incorporated by reference herein.

   Item 13.  Certain Relationships and Related Transactions
             ----------------------------------------------

             Not Applicable.

                                   PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K
             ------------------------------------------------------

             (a) (1) The following is a list of the financial statements of Newell Co. included in this report on Form 10-K which are filed herewith pursuant to Item 8:

                  Report of Independent Public Accountants

                  Consolidated Statements of Income - Years Ended
                  December 31, 1994, 1993 and 1992

                  Consolidated Balance Sheets - December 31, 1994, 1993
                  and 1992

                  Consolidated Statements of Cash Flows - Year Ended December 31, 1994, 1993 and 1992

                  Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1994, 1993 and 1992

                  Notes to Consolidated Financial Statements - December 31, 1994, 1993 and 1992

                  (2) The following is a list of the consolidated financial statement schedules of the Company included in this report on Form 10-K which are filed herewith pursuant to Item 14(d) and appear immediately preceeding the Exhibit Index:

                  Schedule  VIII - Valuation and Qualifying Accounts

                  (3) The exhibits filed herewith are listed on the
                  Exhibit Index filed as part of this report on Form 10-
                  K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

             (b)  Reports on Form 8-K

                  (1) Registrant filed a Report on Form 8-K dated October 18, 1994 reporting the issuance of a press release announcing the completion of its purchase of Faber-Castell Corporation.

                  (2) Registrant filed a Report on Form 8-K dated October 20, 1994 reporting the issuance of a press release regarding the results for the quarter ended September 30, 1994.

                  (3) Registrant filed a Report on Form 8-K dated
                  November 30, 1994 reporting the issuance of a press release announcing the completion of its purchase of Corning's European consumer business.

                                         SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEWELL CO.
                                        Registrant
                                        By    /s/   William T. Alldredge
                                              --------------------------------
                                                    William T. Alldredge
                                                    Vice President-Finance
                                        Date        March 24, 1995
                                              --------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                   Title
          ---------                                   -----
    /s/ William P. Sovey                Vice Chairman and Chief Executive Officer
    -----------------------------         (Principal Executive Officer)
        William P. Sovey

    /s/ Thomas A. Ferguson              President and Chief Operating
    -----------------------------         Officer and Director
        Thomas A. Ferguson

    /s/ Donald L. Krause                Senior Vice President-Corporate Controller
    -----------------------------         (Principal Accounting Officer)
        Donald L. Krause

    /s/ William T. Alldredge            Vice President-Finance
    -----------------------------         (Principal Financial Officer)

    /s/ Daniel C. Ferguson              Chairman of the Board
    -----------------------------
        Daniel C. Ferguson

    /s/ William R. Cuthbert             Director
    -----------------------------
        William R. Cuthbert

    /s/ Alton F. Doody                  Director
    -----------------------------
        Alton F. Doody

    /s/ Gary H. Driggs                  Director
    -----------------------------
        Gary H. Driggs

    /s/ Robert L. Katz                  Director
    -----------------------------
        Robert L. Katz


    /s/ John J. McDonough               Director
    -----------------------------
        John J. McDonough

    /s/ Allan P. Newell                 Director
    -----------------------------
        Allan P. Newell

    /s/ Henry B. Pearsall               Director
    -----------------------------
        Henry B. Pearsall



                     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                NEWELL CO. AND SUBSIDIARIES

     __________________________________________________________________________________
     Column A             Column B            Column C            Column D     Column E
     --------             --------            --------            --------     --------
     __________________________________________________________________________________

                                              Additions
                                        -------------------------
                            Balance at  Charged to    Charged to                Balance at
                            Beginning   costs and  other accounts   Deductions      end
           Description      of Period    expenses        (A)           (B)      of period
           -----------      ----------  ---------- --------------   ----------  ----------



     Allowance for
      doubtful accounts:

       Year ended
        December 31, 1994      $6,226     $2,780       $3,996        $(2,116)     $10,886

       Year ended
        December 31, 1993       5,577      2,068        1,420         (2,839)       6,226

       Year ended
        December 31, 1992       4,104      1,493        2,028         (2,048)       5,577


     Note A - Represents recovery of accounts previously written off, along with reserves of acquired businesses.


     Note B - Represents accounts charged off.

                                     (C)  EXHIBIT INDEX

                          Exhibit
                          Number           Description of Exhibit
                          -------          ----------------------

    Item 3.   Articles of   3.1   Restated Certificate of Incorporation
              Incorporation       of Newell Co., as amended as of November
              and By-Laws         3, 1994.

                            3.2 By-Laws of Newell Co., as amended through November 2, 1994.

    Item 4.   Instruments   4.1   Restated Certificate of Incorporation of
              defining the        Newell Co., as amended as of November 3,
              rights of           1994, is included in item 3.1.
              security
              holders,            4.2  By-Laws of Newell Co., as amended through
              including           November 2, 1994, are included in Item 3.2.
              indentures
                            4.3   Rights Agreement dated as of October 20,
                                  1988 between the Company and First Chicago
                                  Trust Company of New York (formerly
                                  known as Morgan Shareholders Services
                                  Trust Company)(incorporated by reference to Exhibit 4 to the Company's Current
                                  Report on Form 8-K dated October 25, 1988).

                            4.4   Indenture dated as of April 15, 1992,
                                  between the Company and The Chase
                                  Manhattan Bank (National Association).
                                  Trustee (incorporated by reference to
                                  Exhibit 4.4 to the Company's Report on
                                  Form 8 amending the Company's Quarterly
                                  Report on Form 10-Q for the period ended
                                  March 31, 1992).

                                  Pursuant to item 601(b)(4)(iii)(A) of
                                  Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

    Item 10.  Material      *10.1 The Newell Long-Term Savings and
              Contracts           Investment Plan, as amended and restated
                                  effective May 1, 1993 (incorporated by
                                  reference to Exhibit 10.1 to the Company's
                                  Quarterly Report on Form 10-Q for the
                                  quarterly period ended June 30, 1993 (the
                                  "June 1993 Form 10-Q").

                          Exhibit
                          Number           Description of Exhibit
                          -------          ----------------------

                            *10.2 The Company's Amended and Restated 1984
                                  Stock Option Plan, as amended through
                                  February 14, 1990 (incorporated by
                                  reference to Exhibit 10.2 to the Company's
                                  Annual Report on Form 10-K for the year
                                  ended December 31, 1990 (the "1990 Form
                                  10-K")).

                            *10.3 a.  Newell Operating Company's Deferred
                                  Compensation Plan, effective August 1,
                                  1980 (incorporated by reference to Exhibit
                                  10.7 to the Company's Registration
                                  Statement on Form S-14, File No. 2-71121, filed March 4, 1981 (the "1981 Form S-14")).

                                  b.  Amendment I to Newell Operating
                                  Company's Deferred Compensation Plan,
                                  effective October 22, 1986 (incorporated by reference to Exhibit 10.5b to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-7843 (the "1986 Form 10-K")).

                            *10.4 Newell Operating Company's ROA Cash Bonus
                                  Plan, effective January 1, 1977, as
                                  amended (incorporated by reference to
                                  Exhibit 10.8 to the 1981 Form S-14).

                            *10.5 Newell Operating Company's ROI Cash
                                  Bonus Plan, effective July 1, 1966, as
                                  amended (incorporated by reference to
                                  Exhibit 10.9 to the 1981 Form S-14).

                            *10.6 Newell Operating Company's Pension Plan
                                  for Salaried and Clerical Employees, as
                                  amended and restated, effective January 1, 1989 (incorporated by reference to
                                  Exhibit 10.2 to the June 1993 Form 10-Q).

                          Exhibit
                          Number           Description of Exhibit
                          -------          ----------------------

                            *10.7 Newell Operating Company's Pension Plan
                                  for Factory and Distribution Hourly-Paid
                                  Employees, as amended and restated,
                                  effective January 1, 1984 (incorporated
                                  by reference to Exhibit 10.10 to the
                                  Company's Annual Report on Form 10-K for the year ended December 31, 1985
                                  (File No. 0-7843)(the "1985 Form 10-K")).

                            *10.8 Newell Operating Company's Supplemental
                                  Retirement Plan for Key Executives,
                                  effective January 1, 1982, as amended
                                  (incorporated by reference to Amendment
                                  No. 2 to the Company's Registration
                                  Statement on Form S-14, File No. 2-71121, filed February 2, 1982).

                            10.9  Securities Purchase Agreement dated
                                  June 21, 1985 between American Tool
                                  Companies, Inc. and the Company (incor-
                                  porated by reference to Exhibit 10.13
                                  to the 1985 Form 10-K).

                           *10.10 Form of Employment Security Agreement
                                  with six executive officers (incorpor-
                                  ated by reference to Exhibit 10.10 to
                                  the 1990 Form 10-K).

                            10.11 Letter Agreement dated as of August 13,
                                  1991 between The Black & Decker Corpora-tion and the Company (incorporated by reference to Exhibit 1 to the Company's Statement on Schedule 13D dated
                                  August 22, 1991).

                            10.12 Standstill Agreement dated as of
                                  September 24, 1991 between The Black &
                                  Decker Corporation and the Company
                                  (incorporated by reference to Exhibit 3
                                  to Amendment No. 1 to the Company's
                                  Statement on Schedule 13D dated
                                  September 26, 1991 (the "Schedule 13D
                                  Amendment")).

                          Exhibit
                          Number           Description of Exhibit
                          -------          ----------------------

                            10.13 Receivables Sale Agreement dated
                                  September 6, 1991 among the Company,
                                  Asset Securitization Cooperative
                                  Corporation ("ASCC") and Canadian
                                  Imperial Bank of Commerce, as Adminis-
                                  trative Agent ("Canadian Imperial Bank")
                                  (incorporated by reference to Exhibit 4
                                  to the Schedule 13D Amendment).

                            10.14 Stock Purchase Agreement dated as of
                                  October 23, 1992 among CMB Holdings
                                  (USA), Inc., Anchor Hocking Corporation
                                  and the Company (incorporated by refer-
                                  ence to Exhibit 2 to the Company's
                                  Current Report on Form 8-K dated
                                  October 23, 1992).

                           *10.15 Newell Co. 1993 Stock Option Plan,
                                  effective February 9, 1993 (incorporated by reference to the Company's Registration Statement on Form S-8, File No. 33-67632, filed August 19, 1994).

                            10.16 Credit Agreement dated as of August 13,
                                  1993, amended and restated as of
                                  November 19, 1993, among the Company,
                                  certain of its affiliates, The Chase
                                  Manhattan Bank (National Association), as
                                  Agent, and the banks whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K)).

                            10.17 Agreement and Plan of Merger dated
                                  August 2, 1993 among the Company, GPI
                                  Acquisition Co. and Goody Products, Inc.
                                  (incorporated by reference to Exhibit 1
                                  to Amendment No. 9 to the Company's State-ment on Schedule 13D dated August 5, 1993).

                            10.18 Form of Placement Agency Agreement relat-
                                  ing to private placement to accredited
                                  investors of unsecured notes of the
                                  Company (incorporated by reference to
                                  Exhibit 10.20 to the 1993 Form 10-K).

                          Exhibit
                          Number           Description of Exhibit
                          -------          ----------------------

                            10.19 364-Day Credit Agreement dated as of
                                  November 19, 1993 among the Company,
                                  certain of its affiliates, The Chase
                                  Manhattan Bank (National Association), as
                                  Agent and the banks whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.21 to the 1993 Form 10K).

                            10.20 364-Day Credit Agreement dated as of
                                  August 11, 1994 among the Company, certain of its affiliates, The Chase Manhattan Bank (National Association), as Agent and the banks whose names appear on the signature pages thereto.

    Item 21.  Subsidiaries  21.1  Subsidiaries of the Company.
              of the
              Registrant

    Item 23.  Consent of    23.1  Consent of Arthur Andersen LLP.
              experts and
              counsel

    Item 27.  Financial     27    Financial Data Schedule.
              Data Schedule



    * Management contract or compensatory plan or arrangement of the Company.