Form 10-Q
period 1995-03-31
NEWELL CO
filed 1995-05-11
CIK 814453

FIRST QUARTER 1995



                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                            --------------------

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 1995

                            --------------------

                        Commission File Number 1-9608

                                 NEWELL CO.

           (Exact name of registrant as specified in its charter)


              DELAWARE                                    36-3514169
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)


                                Newell Center
                          29 East Stephenson Street
                       Freeport, Illinois  61032-0943
             (Address of principal executive offices) (Zip Code)

                                (815)235-4171
            (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

   Yes ___X___      No ______

   Number of shares of Common Stock
   outstanding as of April 21, 1995:  157,954,134

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                                NEWELL CO. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME

                                                      Three Months Ended
                                                           March 31,
                                                   -------------------------
                                                       1995          1994
                                                   -----------    ----------
                                                           Unaudited
                                                     (In thousands, except
                                                        per share data)
    Net sales                                      $  556,579   $  443,486
    Cost of products sold                             389,764      308,686
                                                   -----------    ----------
      GROSS INCOME                                    166,815      134,800

    Selling, general and
     administrative expenses                           93,420       77,043
                                                   -----------    ----------
      OPERATING INCOME                                 73,395       57,757

    Nonoperating expenses (income):
      Interest expense                                 11,838        5,461
      Other                                             1,392         (210)
                                                   -----------    ----------
      Net nonoperating expenses (income)               13,230        5,251
                                                   -----------    ----------
      INCOME BEFORE INCOME TAXES                       60,165       52,506

    Income taxes                                       24,066       21,002
                                                   -----------    ----------
      NET INCOME                                   $   36,099   $   31,504
                                                   ===========    ==========

    Earnings per share                             $     0.23   $     0.20
                                                   ===========    ==========

    Dividends per share                            $     0.10   $     0.09
                                                   ===========    ==========

    Weighted average shares                           157,903      157,684
                                                   ===========    ==========

    See notes to consolidated financial statements.

                                NEWELL CO. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                  March 31,     December 31,
                                                    1995            1994
                                                ------------    ------------
                                                Unaudited
                                                        (In thousands)
          ASSETS

    CURRENT ASSETS
      Cash and cash equivalents                  $   10,019     $    14,892
      Accounts receivable, net                      313,473         335,806
      Inventories                                   465,214         420,654
      Deferred income taxes                          84,590          90,063
      Prepaid expenses and other                     58,509          56,256
                                                ------------    ------------
          TOTAL CURRENT ASSETS                      931,805         917,671

    MARKETABLE EQUITY SECURITIES                     78,710          64,740

    OTHER LONG-TERM INVESTMENTS                     185,432         183,372

    OTHER ASSETS                                    164,835         182,906

    PROPERTY, PLANT AND EQUIPMENT, NET              473,726         454,597

    GOODWILL                                        676,638         684,990
                                                ------------    ------------
          TOTAL ASSETS                           $2,511,146      $2,488,276
                                                ============    ============

    See notes to consolidated financial statements.

                                NEWELL CO. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (CONT.)


                                                  March 31,     December 31,
                                                    1995            1994
                                                ------------    ------------
                                                Unaudited
                                                        (In thousands)
          LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES
      Notes payable                              $  214,997      $  209,720
      Accounts payable                              111,463         112,269
      Accrued compensation                           35,147          48,461
      Other accrued liabilities                     282,292         305,878
      Income taxes                                   37,221           8,271
      Current portion of long-term debt              99,425          99,425
                                                ------------    ------------
          TOTAL CURRENT LIABILITIES                 780,545         784,024

    LONG-TERM DEBT                                  408,216         408,986

    OTHER NONCURRENT LIABILITIES                    149,087         152,697

    DEFERRED INCOME TAXES                            22,440          17,243

    STOCKHOLDERS' EQUITY
      Par value of common stock issued:             157,951         157,844
        1995 - 157,951,344 Shares
        1994 - 157,843,590 shares
      Additional paid-in capital                    176,556         175,352
      Retained earnings                             809,170         788,862
      Net unrealized gain on securities
       available for sale                            18,250           9,868
      Cumulative translation adjustment             (10,898)         (6,466)
      Treasury stock (at cost):                        (171)           (134)
        1995 - 7,984 shares
        1994 - 6,567 shares
                                                ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY              1,150,858       1,125,326
                                                ------------    ------------
          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                 $2,511,146      $2,488,276
                                                ============    ============

    See notes to consolidated financial statements.

                                NEWELL CO. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Three Months Ended
                                                                    March 31,
                                                            -------------------------
                                                                1995          1994
                                                            -----------    ----------
                                                                    Unaudited
                                                                 (In thousands)
    CASH FLOWS FROM (FOR) OPERATING ACTIVITIES:
      Net Income                                            $  36,099       $  31,504
      Adjustments to Reconcile Net Income to Net
       Cash Provided from Operating Activities:
         Depreciation and amortization                         23,100          23,927
         Deferred income taxes                                 (5,865)          2,362
         Net gain on marketable equity securities                 -              (213)
         Other                                                     95            (180)
      Changes in Current Accounts:
         Accounts receivable                                   22,333           3,591
         Inventories                                          (44,560)        (12,475)
         Other current assets, accounts payable
          accrued liabilities and other                          (591)        (14,541)
                                                             -----------    ----------
       NET CASH PROVIDED FROM OPERATING ACTIVITIES             30,611          33,975
                                                             -----------    ----------
    CASH FLOWS FROM (FOR) INVESTING ACTIVITIES:
      Expenditures for property, plant and equipment          (18,211)        (12,177)
      Sale of marketable equity securities                        -               833
      Disposal of noncurrent assets and other                  (7,293)         (4,628)
                                                             -----------    ----------
                                                              (25,504)        (15,972)
                                                             -----------    ----------
    CASH FLOWS FROM (FOR) FINANCING ACTIVITIES:
      Proceeds from issuance of debt                            9,691         147,810
      Proceeds from exercised stock options and other           1,304           1,515
      Payments on notes payable and long-term debt             (5,184)       (155,069)
      Cash dividends                                          (15,791)        (14,191)
                                                             -----------    ----------
                                                               (9,980)        (19,935)
                                                             -----------    ----------
    DECREASE IN CASH AND CASH EQUIVALENTS                      (4,873)         (1,932)
    Cash and cash equivalents at beginning of year             14,892           2,866
                                                             -----------    ----------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  10,019       $     934
                                                             ===========    ==========

    See notes to consolidated financial statements.

                        NEWELL CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Note 1 - The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments necessary to present a fair statement of the results for the periods reported, subject to normal recurring year-end audit adjustments, none of which is material. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   Note 2 - On August 29, 1994, the Company acquired Home Fashions, Inc. ("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades.
             The purchase price was $130.4 million in a cash. HFI was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, which is a leading maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $137.3 million in cash. Eberhard Faber was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated ("Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.-manufactured cookware and dinnerware brands. The purchase price was $86.9 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for HFI, Eberhard Faber and Newell Europe are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $156.6 million.

        The unaudited consolidated results of operations for the three months ended March 31, 1995 and 1994 on a pro forma basis, as though HFI, Eberhard Faber and Newell Europe each had been acquired on January 1, 1994 are as follows:

                                            1995           1994
                                           ------         ------
                                  (In millions, except per share data)

       Net sales                           $556.6         $545.8
       Net income                            36.1           29.3
       Earnings per share                    0.23           0.19

   Note 3 - Cash paid during the first three months for income taxes and interest was as follows:

                                            Three Months Ended
                                                March 31,
                                            1995           1994
                                           ------         ------
                                                 (In millions)
       Income taxes                        $  2.1          $  4.8
       Interest                              13.7             8.8

   Note 4- The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                          March 31,     December 31,
                                            1995           1994
                                           ------         ------
                                                (In millions)
       Materials and supplies              $ 97.3          $ 81.7
       Work in process                       98.6            98.9
       Finished products                    269.3           240.1
                                           ------          ------
                                           $465.2          $420.7
                                           ======          ======

   Note 5 - Long-term marketable equity securities at the end of each period are summarized as follows:

                                          March 31,     December 31,
                                            1995           1994
                                           ------         ------
                                                (In millions)
       Aggregate market value              $ 78.7          $ 64.7
       Aggregate cost                        48.3            48.3
                                           ------          ------
       Unrealized gain, net                $ 30.4          $ 16.4
                                           ======           =====

   Note 6 - Property, plant and equipment at the end of each period consisted of the following:

                                          March 31,     December 31,
                                            1995           1994
                                          --------       --------
                                                (In millions)
       Land                               $  12.2         $   9.6
       Buildings and improvements           168.8           164.8
       Machinery and equipment              536.6           515.8
                                          --------        --------
                                            717.6           690.2
       Allowance for depreciation          (243.9)         (235.6)
                                          --------        --------
                                          $ 473.7         $ 454.6
                                          ========        ========

   Note 7 - Notes Payable at the end of each period consisted of the following:

                                          March 31,     December 31,
                                            1995           1994
                                          --------       --------
                                                (In millions)
       Commercial paper(short-term)       $ 120.0         $ 117.1
       Other notes payable                   95.0            92.6
                                          -------         -------
                                          $ 215.0         $ 209.7
                                          ========        ========

   Note 8 - Long-term debt at the end of each period consisted of the following:

                                          March 31,     December 31,
                                            1995           1994
                                          --------       --------
                                                (In millions)
       Medium-term notes                  $ 186.0         $ 186.0
       Commercial paper                     300.0           300.0
       Other long-term debt                  21.6            22.4
                                          --------        --------
                                            507.6           508.4
       Current portion                      (99.4)          (99.4)
                                          --------        --------
                                          $ 408.2         $ 409.0
                                          ========        ========

        Commercial paper in the amount of $300.0 million is classified as long-term since it is supported by the revolving credit agreement discussed in the liquidity and capital resources section on page 11.

   PART I.  Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------

   Results of Operations

   The following table sets forth for the periods indicated the items from the Consolidated Statements of Income as a percentage of net sales.

                                                 Three Months Ended
                                                     March 31,
                                                   1995       1994
                                                 --------   --------
   Net sales                                      100.0%     100.0%
   Cost of products sold                           70.0       69.6
                                                 --------   --------
     GROSS INCOME                                  30.0       30.4

   Selling, general and
    administrative expenses                        16.8       17.4
                                                 --------   --------
     OPERATING INCOME                              13.2       13.0

   Nonoperating expenses (income):
     Interest expense                               2.1        1.2
     Other                                          0.3
                                                 --------   --------
     Net nonoperating expenses (income)             2.4        1.2
                                                 --------   --------
     INCOME BEFORE INCOME TAXES                    10.8       11.8

   Income taxes                                     4.3        4.7
                                                 --------   --------
     NET INCOME                                     6.5%       7.1%
                                                 ========   ========

   Three Months Ended March 31, 1995 vs.
   Three Months Ended March 31, 1994
   -------------------------------------
   Net sales for the first quarter of 1995 were $556.6 million, representing an increase of $113.1 million or 25.5% from $443.5 million in the comparable quarter of 1994. Net sales for each of the Company's product groups were as follows, in millions:

                                    1995          1994         $ Change    % Change
                                    ------        ------        --------    --------
    Housewares                      $175.9        $145.5         $ 30.4       20.9%
    Home Furnishings                 165.9         144.5           21.4       14.8%
    Office Products                  129.6          69.1           60.5       87.6%
    Hardware                          85.2          84.4            0.8        0.9%
                                    ------        ------        --------
                                    $556.6        $443.5         $113.1       25.5%
                                    ======        ======        ========    ========

   The overall increase in net sales was attributable to sales growth of 4% from businesses owned more than two years (core businesses) and the 1994 acquisitions of HFI, Eberhard Faber and Newell Europe. The increase in Housewares sales was due primarily to the Newell Europe acquisition. The increase in Home Furnishings was due primarily to the HFI acquisition. The increase in Office Products was due to the Eberhard Faber acquisition and 26% sales growth from core businesses.

   Gross income as a percent of net sales in the first quarter of 1995 decreased slightly to 30.0% from 30.4% in the comparable quarter of 1994. The decrease was due primarily to low gross margins from the businesses acquired in 1994, offset by improvements in gross margins in the Housewares and Office Products core businesses.

   Selling, general and administrative expenses ("SG&A") as a percent of net sales in the first quarter of 1995 were 16.8% versus 17.4% in the comparable quarter of 1994. The decrease was due primarily to a reduction in SG&A at Goody and a low level of SG&A at Eberhard Faber.

   Operating income in the first quarter of 1995 was 13.2% of net sales or $73.4 million versus $57.8 million in the comparable quarter of 1994. The increase was attributable to sales growth and improved profitability at the core businesses and contributions from the 1994 acquisitions.

   Net nonoperating expenses for 1995 were $13.2 million in the first quarter of 1995 versus $5.3 million in the comparable quarter of 1994. The increase was primarily due to additional interest expense of $6.4 million and incremental goodwill amortization of $1.2 million resulting from the financing of the 1994 acquisitions, and a $2.2 million write-off of intangible assets. This increase was partially offset by a $1.9 million increase in equity earnings from American

   Tool Companies, Inc., in which the company has a 47% ownership interest.

   For the first quarter, the effective tax rate was 40.0% in both 1995 and 1994.

   Net income for the first quarter of 1995 was $36.1 million, representing an increase of $4.6 million or 14.6% from the comparable quarter of 1994. Earnings per share for the first quarter of 1995 were up 15.0% to $0.23 versus $0.20 in the comparable quarter of 1994. The increases in net income and earnings per share were primarily attributable to sales growth and improved profitability at the core businesses.

   Liquidity and Capital Resources
   -------------------------------
   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Operating activities provided net cash equal to $30.6 million during the first three months of 1995 versus $34.0 million in the comparable period of 1994.

   The Company has foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $351.5 million (of which $255.5 million was available at March 31, 1995) based upon such terms as the Company and the respective banks have mutually agreed upon.

   The Company has a shelf registration statement covering up to $500.0 million of debt securities, of which $257.0 million was available for additional borrowings as of March 31, 1995. Pursuant to the shelf registration, at March 31, 1995 the Company had outstanding $186.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.6%.

   The Company entered into a three-year $300.0 million revolving credit agreement in August 1993, and a $100.0 million, 364-day revolving credit agreement in each of November 1993 and August 1994. The November 1993 364-day revolving credit agreement was renewed for an additional 364 days. Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $500.0 million, at a floating interest rate. At March 31, 1995, there were no borrowings under the revolving credit agreements.

   In lieu of borrowings under the revolving credit agreements, the Company may issue up to $500.0 million of commercial paper. The Company's revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At March

   31, 1995, $420.0 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the revolving credit agreements. The short-term portion of this balance was $120.0 million, which is classified as notes payable. The remaining $300.0 million is classified as long-term debt under the three-year revolving credit agreement.

   The Company's primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

   Capital expenditures were $18.2 and $12.1 million in the first three months of 1995 and 1994, respectively.

   The Company has paid regular cash dividends on its common stock since 1947. On May 13, 1993, the quarterly cash dividend was increased to $0.09 per share from the $0.08 per share that had been paid since February 15, 1991. The quarterly dividend was again increased to $0.10 per share on May 12, 1994. Dividends paid in the first three months of 1995 and 1994 were $15.8 and $14.2 million, respectively.

   Working capital at March 31, 1995, was $151.3 million compared to $133.6 million at December 31, 1994. The current ratio at March 31, 1995 was 1.19:1 compared to 1.17:1 at December 31, 1994. The total debt to total capitalization was .39:1 at both
   March 31, 1995 and December 31, 1994.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

             a)  Exhibits:

                27  Financial Data Schedule

             b)  Reports on Form 8-K:

                (1) Registrant filed a Report on Form 8-K dated January 30, 1995 reporting the issuance of a press release regarding the results for the quarter and fiscal year ended December 31, 1994.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NEWELL CO.


   Date    May 7, 1995                 /s/ William T. Alldredge
         -------------------           ---------------------------------
                                        William T. Alldredge
                                        Vice President - Finance



   Date    May 7, 1995                 /s/ Brett E. Gries
         -------------------           ---------------------------------
                                        Brett E. Gries
                                        Vice President - Accounting & Tax