Form 10-Q
period 1995-06-30
NEWELL CO
filed 1995-08-14
CIK 814453

                                                      SECOND QUARTER 1995

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549


                                -------------

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
             for the Quarterly Period Ended June 30, 1995


                                -------------

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

   Yes  ___X___   No ______

   Number of shares of Common Stock outstanding
   as of July 24, 1995:  158,199,352

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
            --------------------

                              NEWELL CO. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended          Six Months Ended
                                                  June 30,                 June 30,
                                           --------------------       --------------------
                                              1995       1994            1995       1994
                                           ---------  ---------       ----------  --------
                                                 (In thousands, except per share data)
     Net sales                             $ 621,331  $ 493,505       $1,177,910 $ 936,991
     Cost of products sold                   431,881    333,589          821,645   642,275
                                            --------   --------        ---------  --------

       GROSS INCOME                          189,450    159,916          356,265   294,716

     Selling, general and
      administrative expenses                 88,371     74,729          181,791   151,772
                                            --------   --------        ---------  --------
       OPERATING INCOME                      101,079     85,187          174,474   142,944
     Nonoperating expenses (income):
       Interest expense                       12,387      6,325           24,225    11,786
       Other                                  (2,851)     2,222           (1,459)    2,012
                                            --------   --------        ---------  --------

       Net nonoperating expenses (income)      9,536      8,547           22,766    13,798
                                            --------   --------        ---------    ------

       INCOME BEFORE INCOME TAXES             91,543     76,640          151,708   129,146
     Income taxes                             36,617     32,657           60,683    53,659
                                            --------   --------        ---------  --------

       NET INCOME                          $  54,926  $  43,983       $   91,025 $  75,487
                                            ========   ========        =========  ========

     Earnings per share                    $    0.35  $    0.28       $     0.58 $    0.48
                                            ========   ========        =========  ========

     Dividends per share                   $    0.12  $    0.10       $     0.22 $    0.19
                                            ========   ========        =========  ========

     Weighted average shares                 158,020    157,785          157,962   157,733
                                            ========   ========        =========  ========

     See notes to consolidated financial statements.

                                                   NEWELL CO. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS


                                                          June 30,       December 31,
                                                            1995            1994
                                                        -------------    ------------
                                                          Unaudited
                                                               (In thousands)
           ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                        $   12,982     $    14,892
       Accounts receivable, net                            405,538         335,806
       Inventories                                         491,426         420,654
       Deferred income taxes                                78,144          90,063
       Prepaid expenses and other                           45,110          56,256
                                                         ---------       ---------

           TOTAL CURRENT ASSETS                          1,033,200         917,671

     MARKETABLE EQUITY SECURITIES                           46,692          64,740

     OTHER LONG-TERM INVESTMENTS                           186,849         183,372

     OTHER ASSETS                                          152,127         182,906

     PROPERTY, PLANT AND EQUIPMENT, NET                    479,239         454,597

     GOODWILL                                              682,308         684,990
                                                         ---------       ---------

           TOTAL ASSETS                                 $2,580,415      $2,488,276
                                                         =========       =========

     See notes to consolidated financial statements.

                                                   NEWELL CO. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)


                                                           June 30,      December 31,
                                                            1995            1994
                                                        -------------   -------------
                                                          Unaudited
                                                               (In thousands)
           LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
       Notes payable                                    $  102,797      $  209,720
       Accounts payable                                    107,024         112,269
       Accrued compensation                                 39,993          48,461
       Other accrued liabilities                           270,269         305,878
       Income taxes                                         40,554           8,271
       Current portion of long-term debt                    59,728          99,425
                                                         ---------       ---------

           TOTAL CURRENT LIABILITIES                       620,365         784,024

     LONG-TERM DEBT                                        604,489         408,986

     OTHER NONCURRENT LIABILITIES                          149,813         152,697

     DEFERRED INCOME TAXES                                  18,198          17,243

     STOCKHOLDERS' EQUITY
       Par value of common stock issued:                   158,199         157,844
         1995 - 158,199,352 shares
         1994 - 157,843,590 shares
       Additional paid-in capital                          181,582         175,352
       Retained earnings                                   845,142         788,862
       Net unrealized gain on securities
        available for sale                                  11,942           9,868
       Cumulative translation adjustment                    (9,143)         (6,466)
       Treasury stock (at cost):                              (172)           (134)
         1995 - 7,998 shares
         1994 - 6,567 shares                             =========       =========

           TOTAL STOCKHOLDERS' EQUITY                    1,187,550       1,125,326
                                                         ---------       ---------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,580,415      $2,488,276
                                                         =========       =========

     See notes to consolidated financial statements.

                                                   NEWELL CO. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             For the Six Months Ended
                                                                  June 30,
                                                            --------------------------
                                                               1995             1994
                                                            ----------       ---------
                                                                     Unaudited
                                                                   (In thousands)
     OPERATING ACTIVITIES:
       Net Income                                            $  91,025       $  75,487
       Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
          Depreciation and amortization                         48,710          41,503
          Deferred income taxes                                (14,991)        (11,812)
          Net gain on marketable equity securities             (15,819)           (373)
          Write-off of investments                              16,000             -
          Other                                                 (3,567)         (1,365)
       Changes in current accounts, excluding the effects
        of acquisitions:
          Accounts receivable                                  (65,698)        (33,656)
          Inventories                                          (49,958)        (23,520)
          Other current assets, accounts payable
           accrued liabilities and other                        18,749         (19,607)
                                                              --------        --------
        Net Cash Provided by Operating Activities               24,451          26,657
                                                              --------        ---------
     INVESTING ACTIVITIES:
       Acquisitions                                            (41,742)            -
       Expenditures for property, plant and equipment          (41,309)        (26,489)
       Sale of marketable equity securities                     37,324           1,053
       Disposal of noncurrent assets and other                   3,380           3,627
                                                              --------        --------
        Net Cash Used in Investing Activities                  (42,347)        (21,809)
                                                              --------        --------
     FINANCING ACTIVITIES:
       Proceeds from issuance of debt                           62,580         139,600
       Proceeds from exercised stock options and other           3,429           2,166
       Payments on notes payable and long-term debt            (15,278)       (118,267)
       Cash dividends                                          (34,745)        (29,968)
                                                              --------        --------
        Net Cash Provided by (Used in) Financing Activities     15,986          (6,469)
                                                              --------        --------
     Decrease in Cash and Cash Equivalents                      (1,910)         (1,621)
     Cash and cash equivalents at beginning of year             14,892           2,866
                                                              --------        --------

     Cash and Cash Equivalents at End of Period              $  12,982       $   1,245
                                                              ========        ========

     See notes to consolidated financial statements.

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


   Note 2 - On August 29, 1994, the Company acquired Home Fashions, Inc. ("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades.
             The purchase price was $130.4 million in a cash. HFI was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, which is a leading maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $137.3 million in cash. Eberhard Faber was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated ("Newell Europe"). This acquisition included Corning s consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning s consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning s U.S.-manufactured cookware and dinnerware brands. The purchase price was $87.7 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for HFI, Eberhard Faber and Newell Europe are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $159.2 million.

             The unaudited consolidated results of operations for the six months ended June 30, 1995 and 1994 on a pro forma basis, as though HFI, Eberhard Faber and Newell Europe each had been acquired on January 1, 1994 are as follows:

                                                    1995            1994
                                                    --------        --------
                                      (In millions, except per share data)

                      Net sales                      $1,211.3        $1,203.3
                      Net income                         89.4            73.0
                      Earnings per share                  0.57            0.46


     Note 3 - Cash paid during the first six months for income taxes and interest was as follows:

                                                    Six Months Ended
                                                        June 30,
                                                  --------------------------
                                                    1995              1994
                                                  --------          --------
                                                          (In millions)
                      Income taxes                     $ 37.0          $ 53.4
                      Interest                           25.5            13.9

     Note 4- The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                                    June 30,      December 31,
                                                        1995            1994
                                                    ------------    -----------
                                                           (In millions)
                      Materials and supplies           $118.4          $ 81.7
                      Work in process                    77.2            98.9
                      Finished products                 295.8           240.1
                                                        -----           -----
                                                        $491.4          $420.7
                                                          =====           =====

     Note 5 - Long-term marketable equity securities at the end of each period are summarized as follows:

                                                    June 30,      December 31,
                                                        1995            1994
                                                    ------------    -----------
                                                           (In millions)
                      Aggregate market value           $ 46.7          $ 64.7
                      Aggregate cost                     26.8            48.3
                                                        -----           -----
                      Unrealized gain, net             $ 19.9          $ 16.4
                                                         =====           =====

                      During the six months ended June 30, 1995, the Company
             obtained proceeds of $37.3 million from the sale of long-term marketable equity securities and recorded a gain of $15.8 million on the sale.

   Note 6 - Property, plant and equipment at the end of each period consisted of the following:

                                                    June 30,      December 31,
                                                        1995            1994
                                                    -----------     ------------
                                                           (In millions)
                      Land                            $  12.4         $   9.6
                      Buildings and improvements        168.6           164.8
                      Machinery and equipment           541.5           515.8
                                                       ------          ------
                                                         722.5           690.2
                      Allowance for depreciation       (243.3)         (235.6)
                                                       ------          ------
                                                       $ 479.2         $ 454.6
                                                       ======          ======

     Note 7 - Notes Payable at the end of each period consisted of the following:

                                                    June 30,      December 31,
                                                        1995            1994
                                                    -----------     ------------
                                                           (In millions)
                      Commercial paper(short-term)     $    -         $ 117.1
                      Other notes payable               102.8            92.6
                                                       $ 102.8         $ 209.7
                                                       ======          ======

     Note 8 - Long-term debt at the end of each period consisted of the following:

                                                    June 30,      December 31,
                                                        1995            1994
                                                    -----------     ------------
                                                           (In millions)
                      Medium-term notes               $ 198.0         $ 186.0
                      Commercial paper                  445.0           300.0
                      Other long-term debt               21.2            22.4
                                                         664.2           508.4
                      Current portion                   (59.7)          (99.4)
                                                       $ 604.5         $ 409.0
                                                       ======          ======

                      Commercial paper is classified as long-term since it is
             supported by the revolving credit agreement discussed in the liquidity and capital resources section on page 14.

   PART I.  Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Results of Operations

   The following table sets forth for the periods indicated the items from the Consolidated Statements of Income as a percentage of net sales.

                                           Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                           --------------------       --------------------
                                              1995       1994            1995       1994
                                           ---------  ---------       ---------  ---------
     Net sales                               100.0%     100.0%          100.0%     100.0%
     Cost of products sold                    69.5       67.6            69.8       68.5
                                             -----      -----           -----      -----
       GROSS INCOME                           30.5       32.4            30.2       31.5

     Selling, general and
      administrative expenses                 14.2       15.1            15.4       16.2
                                             -----      -----           -----      -----
       OPERATING INCOME                       16.3       17.3            14.8       15.3

     Nonoperating expenses (income):

       Interest expense                        2.0        1.3             2.0        1.3
       Other                                  (0.4        0.5            (0.1)       0.2
                                             -----      -----           -----      -----
       Net nonoperating expenses (income)      1.6        1.8             1.9        1.5
                                             -----      -----           -----      -----
       INCOME BEFORE INCOME TAXES             14.7       15.5            12.9       13.8

     Income taxes                              5.9        6.6             5.2        5.7
                                             -----      -----           -----      -----
       NET INCOME                              8.8%       8.9%            7.7%       8.1%
                                             =====      =====           =====      =====

   Three Months Ended June 30, 1995 vs. Three Months Ended June 30, 1994
   ---------------------------------------------------------------------

   Net sales for the second quarter of 1995 were $621.3 million, representing an increase of $127.8 million or 25.9% from $493.5 million in the comparable quarter of 1994. Net sales for each of the Company's product groups were as follows, in millions:

                                        1995          1994         $ Change    % Change
                                      --------      --------       --------    --------

     Housewares                        $192.3        $156.0         $ 36.3       23.3%
     Home Furnishings                   168.9         142.1           26.8       18.9%
     Office Products                    165.7          98.9           66.8       67.5%
     Hardware                            94.4          96.5           (2.1)      (2.2)%
                                        -----         -----          -----
                                       $621.3        $493.5         $127.8       25.9%
                                        =====         =====          =====

     The overall increase in net sales was primarily attributable to sales growth of 2% from businesses owned more than two years, including immaterial acquisitions in 1995 of related businesses (core businesses), and the 1994 acquisitions of HFI, Eberhard Faber and Newell Europe. The increase in Housewares sales was due primarily to the Newell Europe acquisition; the increase in Home Furnishings was due primarily to the HFI acquisition; the increase in Office Products was due to the Eberhard Faber acquisition and 10% sales growth from core businesses; and the decrease in Hardware was due to sluggish retail sales in the home center channel of trade. The 2% overall sales growth from core businesses was lower than expected due to a sluggish retail environment.

   Gross income as a percent of net sales in the second quarter of 1995 decreased to 30.5% from 32.4% in the comparable quarter of 1994. The decrease was due primarily to low gross margins from the businesses acquired in 1994.

   Selling, general and administrative expenses ("SG&A") as a percent of net sales in the second quarter of 1995 were 14.2% versus 15.1% in the comparable quarter of 1994. The decrease was due primarily to a reduction in SG&A at Goody and Lee/Rowan, a low level of SG&A at Eberhard Faber and no increases in spending by the core businesses as the result of cost controls.

   Operating income in the second quarter of 1995 was 16.3% of net sales or $101.1 million versus $85.2 million in the comparable quarter of 1994. The increase was primarily attributable to contributions from the 1993 and 1994 acquisitions.

   Net nonoperating expenses for 1995 were $9.5 million in the second quarter of 1995 versus $8.5 million in the comparable quarter of 1994. The increase was primarily due to a $13.8 million charge resulting from the write-down in carrying value of a long-term foreign investment accounted for under the equity method. During the current quarter, the Company initiated a plan to dispose of the foreign investment and has recorded it at the net realizable value. Also contributing to the increase in nonoperating expenses was additional interest expense of $6.1 million resulting from the financing of the 1994 acquisitions and a $1.5 payment received in 1994 from the settlement of a lawsuit. These increases were partially offset by a $15.8 million gain recognized on the sale of a long-term marketable equity security, and a $5.0 million charge in 1994 incurred in connection with a plea agreement by a subsidiary of the Company with the U.S. government.

   For the second quarter, the effective tax rate was 40.0% in 1995 and 42.6% in 1994. The effective tax rate would have been 40.0% in 1994, without giving effect to the $5.0 million charge discussed above.

   Net income for the second quarter of 1995 was $54.9 million, representing an increase of $10.9 million or 24.9% from the comparable quarter of 1994. Earnings per share for the second quarter of 1995 were up 25.0% to $0.35 versus $0.28 in the comparable quarter of 1994. The increases in net income and earnings per share were primarily attributable to contributions from the 1994 acquisitions (net of interest expense) and the absence of the $5.0 million plea agreement in 1995.

   Six Months Ended June 30, 1995 vs. Six Months Ended June 30, 1994
   -----------------------------------------------------------------

   Net sales for the first six months of 1995 were $1,177.9 million, representing an increase of $240.9 million or 25.7% from $937.0 million in the comparable period of 1994. Net sales for each of the Company's product groups were as follows, in millions:

                                      1995          1994         $ Change    % Change
                                      --------      --------       --------    --------
     Housewares                      $  368.2        $301.5         $ 66.7       22.1%
     Home Furnishings                   334.8         286.6           48.2       16.8%
     Office Products                    295.3         168.0          127.3       75.8%
     Hardware                           179.6         180.9           (1.3)      (0.7)%
                                      -------         -----          -----
                                     $1,177.9        $937.0         $240.9       25.7%
                                      =======         =====          =====

     The overall increase in net sales was primarily attributable to sales growth of 3% from businesses owned more than two years, including immaterial acquisitions in 1995 of related businesses (core businesses), and the 1994 acquisitions of HFI, Eberhard Faber and Newell Europe. The increase in Housewares sales was due primarily to the Newell Europe acquisition; the increase in Home Furnishings was due primarily to the HFI acquisition; the increase in Office Products was due to the Eberhard Faber acquisition and 17% sales growth from core businesses; and the decrease in Hardware was due to sluggish retail sales in the home center channel of trade. The 3% overall sales growth from core businesses was lower than expected due to a sluggish retail environment.

   Gross income as a percent of net sales for the first six months of 1995 decreased to 30.2% from 31.5% in the comparable period of 1994. The decrease was due primarily to low gross margins from the businesses acquired in 1994.

   Selling, general and administrative expenses as a percent of net sales for the first six months of 1995 were 15.4% versus 16.2% in the comparable period of 1994. The decrease was due primarily to a reduction in SG&A at Goody and Lee/Rowan, a low level of SG&A at Eberhard Faber and no increases in spending by the core businesses as the result of cost controls.

   Operating income for the first six months of 1995 was 14.8% of net sales or $174.5 million versus $142.9 million in the comparable period of 1994. The increase was attributable to improved profitability at the core businesses and contributions from the 1993 and 1994 acquisitions.

   Net nonoperating expenses for 1995 were $22.8 million for the first six months of 1995 versus $13.8 million in the comparable period of 1994. The increase was primarily due to $16.0 million in write-downs of the long-term foreign investment discussed previously on page 10, and other intangibles. Also contributing to the increase in nonoperating expenses were additional interest expense of $12.4 million and incremental goodwill amortization of $2.0 million resulting from the 1994 acquisitions. These increases were partially offset by a $2.2 million increase in equity earnings from American Tool Companies, Inc., in which the Company has a 47% ownership interest, as well as the $15.8 million long-term marketable equity security gain, the $5.0 million plea agreement and the $1.5 million lawsuit settlement also discussed on page 10.

   For the first six months, the effective tax rate was 40.0% in 1995 and 41.5% in 1994. The effective tax rate would have been 40.0% in 1994, without giving effect to the $5.0 million charge discussed above.

   Net income for the first six months of 1995 was $91.0 million, representing an increase of $15.5 million or 20.6% from the comparable period of 1994. Earnings per share for the first six months of 1995 were up 20.8% to $0.58 versus $0.48 in the comparable period of 1994. The increases in net income and earnings per share were attributable to improved profitability at the core businesses, contributions from the 1993 and 1994 acquisitions and the absence of the $5.0 million plea agreement in 1995.

   Liquidity and Capital Resources
   -------------------------------

   The Company s primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Operating activities provided net cash equal to $24.5 million during the first six months of 1995 versus $26.7 million in the comparable period of 1994.

   The Company has foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $351.9 million (of which $248.5 million was available at June 30, 1995) based upon such terms as the Company and the respective banks have mutually agreed upon.

   The Company has a shelf registration statement covering up to $500.0 million of debt securities, of which $147.0 million was available for additional borrowings as of June 30, 1995. Pursuant to the shelf registration, at June 30, 1995 the Company had outstanding $198.0 million (principal amount) of medium-term notes with maturities ranging from one to ten years at an average rate of interest equal to 6.6%.

   In June 1995, the Company entered into a five-year $550.0 million revolving credit agreement and a $200.0 million, 364-day revolving credit agreement (and terminated its prior existing revolving credit agreements). Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At June 30, 1995, there were no borrowings under the revolving credit agreements.

   In lieu of borrowings under the revolving credit agreements, the Company may issue up to $750.0 million of commercial paper. The Company s revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company s revolving credit agreements. At June 30, 1995, $445.0 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the revolving credit agreements. The entire amount is classified as long-term debt under the five-year revolving credit agreement.

   The Company s primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

   Capital expenditures were $41.3 and $26.5 million in the first six months of 1995 and 1994, respectively.

   The Company has paid regular cash dividends on its common stock since 1947. On May 11, 1995, the quarterly cash dividend was increased to $0.12 per share from the $0.10 per share that had been paid since May

   24, 1994. Dividends paid in the first six months of 1995 and 1994 were $34.7 and $30.0 million, respectively.

   Working capital at June 30, 1995, was $412.8 million compared to $133.6 million at December 31, 1994. This change was due primarily to the classification of all commercial paper as long-term in connection with the new five-year revolving credit agreement and a substantial increase in receivables (resulting from the 1994 acquisitions as well as the peak selling season in Office Products) and inventories (resulting from the 1994 acquisitions as well as a sluggish first-half retail environment). The current ratio at June 30, 1995 was 1.67:1 compared to 1.17:1 at December 31, 1994. The total debt to total capitalization was .39:1 at both June 30, 1995 and December 31, 1994.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K
                    --------------------------------

             a)   Exhibits:

             3.1 Restated Certificate of Incorporation of Newell Co., as amended as of May 10, 1995

             3.2  By-laws of Newell Co., as amended through February 6,
                  1995

             10.1 364-Day Credit Agreement dated as of June 12, 1995
                  among the Company, certain of its affiliates, The Chase Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto.

             10.2 Five Year Credit Agreement dated as of June 12, 1995
                  among the Company, certain of its affiliates, The Chase Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto.

             27   Financial Data Schedule

             b)   Reports on Form 8-K:  None

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NEWELL CO.


   Date   August 4, 1995                /s/ William T. Alldredge
        ------------------              ---------------------------------
                                        William T. Alldredge
                                        Vice President - Finance



   Date   August 4, 1995                /s/ Brett E. Gries
        ------------------              ---------------------------------
                                        Brett E. Gries
                                        Vice President - Accounting & Tax