Form 10-Q
period 1995-09-30
NEWELL CO
filed 1995-11-14
CIK 814453

THIRD QUARTER 1995


                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549


                            --------------

                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
           for the Quarterly Period Ended September 30, 1995

                            ---------------

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

Yes      X         No
       ------     ------

Number of shares of Common Stock outstanding
as of October 24, 1995:  158,554,982

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------
                      NEWELL CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended                  Nine Months Ended
                                          September 30,                      September 30,
                                       --------------------                -------------------
                                        1995        1994                     1995        1994
                                       ---------  ---------                --------    -------
                                             Unaudited                            Unaudited
                                               (In thousands, except per share data)

Net sales                              $ 651,321   $ 553,200             $1,829,231   $1,490,191
Cost of products sold                    444,085     373,962              1,265,730    1,016,237
                                       ---------   ---------             ----------   ----------
  GROSS INCOME                           207,236     179,238                563,501      473,954

Selling, general and
 administrative expenses                  87,004      76,253                268,795      228,025
                                       ----------   ---------            -----------  ----------

  OPERATING INCOME                       120,232     102,985                294,706      245,929

Nonoperating expenses (income):
  Interest expense                        12,623       7,734                 36,848       19,520
  Other                                     (888)     (1,374)                (2,347)         638
                                      ----------    ---------            ----------   ----------

  Net nonoperating expenses (income)      11,735       6,360                 34,501       20,158
                                      ----------   ---------            -----------  -----------

  INCOME BEFORE INCOME TAXES             108,497      96,625                260,205      225,771

Income taxes                              43,399      38,650                104,082       92,309
                                       ----------  ---------            -----------  -----------
  NET INCOME                           $  65,098   $  57,975            $   156,123  $   133,462
                                       =========   =========            ===========  ===========

Earnings per share                     $     .41   $    0.37            $       .99  $      0.85
                                       =========   =========            ===========  ===========

Dividends per share                    $     .12   $    0.10             $      .34  $      0.29
                                       =========   =========            ===========  ===========

Weighted average shares                  158,362     157,822                158,095      157,753
                                       =========   =========            ===========  ===========

See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                      September 30,    December 31,
                                          1995             1994
                                      -------------   -------------
                                                Unaudited
                                              (In thousands)
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents            $   17,640      $   14,892
  Accounts receivable, net                378,104         335,806
  Inventories                             455,305         420,654
  Deferred income taxes                    60,173          90,063
  Prepaid expenses and other               62,771          56,256
                                        ---------       ---------

      TOTAL CURRENT ASSETS                973,993         917,671

MARKETABLE EQUITY SECURITIES               37,429          64,740

OTHER LONG-TERM INVESTMENTS               188,796         183,372

OTHER ASSETS                              134,872         164,324

PROPERTY, PLANT AND EQUIPMENT, NET        476,753         454,597

TRADE NAMES & GOODWILL                    705,177         703,572
                                        ---------       ---------

      TOTAL ASSETS                     $2,517,020      $2,488,276
                                        =========       =========











See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONT.)


                                       September 30,    December 31,
                                           1995             1994
                                      -------------     -------------
                                                 Unaudited
                                             (In thousands)

      LIABILITIES AND STOCKHOLDERS' EQUITY

                                        >
CURRENT LIABILITIES
  Notes payable                       $   96,789      $  209,720
  Accounts payable                        88,048         112,269
  Accrued compensation                    41,699          48,461
  Other accrued liabilities              263,744         305,878
  Income taxes                            19,880           8,271
  Current portion of long-term debt       51,721          99,425
                                       ---------       ---------

      TOTAL CURRENT LIABILITIES          561,881         784,024

LONG-TERM DEBT                           550,399         408,986

OTHER NONCURRENT LIABILITIES             148,237         152,697

DEFERRED INCOME TAXES                     18,677          17,243

STOCKHOLDERS' EQUITY
  Par value of common stock issued       158,562         157,844
  Additional paid-in capital             189,333         175,352
  Retained earnings                      891,245         788,862
  Net unrealized gain on securities
   available for sale                      6,384           9,868
  Cumulative translation adjustment       (7,527)         (6,466)
  Treasury stock (at cost)                  (171)           (134)
                                       ---------       ---------

      TOTAL STOCKHOLDERS' EQUITY       1,237,826       1,125,326
                                       ---------       ---------

      TOTAL LIABILITIES AND
        STOCKHOLDERS'EQUITY           $2,517,020      $2,488,276
                                       =========       =========

See notes to consolidated financial statements.

                             NEWELL CO. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Nine Months Ended
                                                                 September 30,
                                                           ------------------------
                                                              1995           1994
                                                           ----------     ---------
                                                                  Unaudited
                                                               (In thousands)
OPERATING ACTIVITIES:
  Net Income                                                $ 156,123     $ 133,462
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization                             69,719        58,675
     Deferred income taxes                                     21,519        14,888
     Net gain on marketable equity securities                 (15,819)         (373)
     Write-off of investments                                  16,000           -
     Other                                                     (5,559)       (3,280)
  Changes in current accounts, excluding the effects
   of acquisitions:
     Accounts receivable                                      (35,055)      (37,732)
     Inventories                                               (8,674)       (4,286)
     Accounts payable                                         (23,815)      (17,491)
     Other current assets, accrued liabilities
      and other                                               (35,851)         (832)
                                                             --------      ---------
   Net Cash Provided by Operating Activities                  138,588       143,031
                                                             --------      ---------

INVESTING ACTIVITIES:
  Acquisitions                                                (47,637)     (137,744)
  Expenditures for property, plant and equipment              (53,319)      (40,009)
  Sale of marketable equity securities                         37,324         1,053
  Disposal of noncurrent assets and other                       2,079        (7,279)
                                                             --------      ---------
   Net Cash Used in Investing Activities                      (61,553)     (183,979)
                                                             --------      ---------

FINANCING ACTIVITIES:
  Proceeds from issuance of debt                              124,245       215,919
  Proceeds from exercised stock options and other               5,348         2,462
  Payments on notes payable and long-term debt               (150,140)     (126,850)
  Cash dividends                                              (53,740)      (45,750)
                                                             --------      ---------
   Net Cash (Used in) Provided by Financing Activities        (74,287)       45,781
                                                             --------      ---------
Increase in Cash and Cash Equivalents                           2,748         4,833
Cash and cash equivalents at beginning of year                 14,892         2,866
                                                             --------      ---------
Cash and Cash Equivalents at End of Period                  $  17,640      $  7,699
                                                             ========      =========

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

Note 2 - On August 29, 1994, the Company acquired Home Fashions, Inc. ("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades.
          The purchase price was $130.4 million in a cash. HFI was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, which is a leading maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $137.3 million in cash. Eberhard Faber was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated ("Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.-manufactured cookware and dinnerware brands. The purchase price was $87.7 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for HFI, Eberhard Faber and Newell Europe are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in goodwill of approximately $174.4 million. During 1995, the Company made several minor acquisitions within its core businesses.

     The unaudited consolidated results of operations for the nine months ended September 30, 1995 and 1994 on a pro forma basis, as though HFI, Eberhard Faber and Newell Europe each had been acquired on January 1, 1994 are as follows:

                                        1995            1994
                                       ------          ------
                                  (In millions, except per share data)

       Net sales                      $1,829.2        $1,830.5
       Net income                        156.1           132.8
       Earnings per share                  .99             .84

Note 3 - Cash paid during the first nine months for income taxes and interest was as follows:
                                            Nine Months Ended
                                              September 30,
                                         ----------------------
                                          1995            1994
                                         ------         -------
                                              (In millions)
                Income taxes             $ 78.1         $ 68.4
                Interest                   36.6           22.9

Note 4 - The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                          September 30,   December 31,
                                              1995            1994
                                          -------------   ------------
                                                   (In millions)
                Materials and supplies        $125.6          $ 81.7
                Work in process                 74.6            98.9
                Finished products              255.1           240.1
                                              ------           -----
                                              $455.3          $420.7
                                               =====           =====

Note 5 - Long-term marketable equity securities at the end of each period are summarized as follows:

                                          September 30,   December 31,
                                               1995          1994
                                          -------------   ------------
                                                 (In millions)
                Aggregate market value     $ 37.4          $ 64.7
                Aggregate cost               26.8            48.3
                                            -----           -----
                Unrealized gain, net       $ 10.6          $ 16.4
                                            =====            ====

     During the nine months ended September 30, 1995, the Company obtained proceeds of $37.3 million from the sale of long-term marketable equity securities and recorded a gain of $15.8 million on the sale. Gains and losses on sales of long-term marketable equity securities are based upon the average cost of the securities sold.

Note 6 - Property, plant and equipment at the end of each period consisted of the following:

                                          September 30,   December 31,
                                               1995          1994
                                          -------------   -----------
                                                  (In millions)
                Land                         $  12.9         $   9.6
                Buildings and improvements     167.5           164.8
                Machinery and equipment        553.3           515.8
                                              ------          -------
                                               733.7           690.2
                Allowance for depreciation    (256.9)         (235.6)
                                              ------          ------
                                             $ 476.8         $ 454.6
                                              ======          ======

Note 7 - Notes Payable at the end of each period consisted of the following:

                                          September 30,   December 31,
                                              1995            1994
                                          -------------   ------------
                                                  (In millions)
                Commercial paper
                  (short-term)               $  95.0         $ 117.1
                Other notes payable              1.8            92.6
                                              ------          ======
                                             $  96.8         $ 209.7
                                              ======          ======

Note 8 - Long-term debt at the end of each period consisted of the following:

                                          September 30,   December 31,
                                              1995            1994
                                           ------------   -----------
                                                 (In millions)
                Medium-term notes           $ 248.0         $ 186.0
                Commercial paper              333.0           300.0
                Other long-term debt           21.1            22.4
                                             ------          -------
                                              602.1           508.4
                Current portion               (51.7)          (99.4)
                                             ------          ======
                                            $ 550.4         $ 409.0
                                             ======          ======

     Commercial paper is classified as long-term since it is supported by the revolving credit agreement discussed in the liquidity and capital resources section on page 14.

PART I.  Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
            ----------------------------------------------

Results of Operations
---------------------

The following table sets forth for the periods indicated the items from the Consolidated Statements of Income as a percentage of net sales.

                                        Three Months Ended         Nine Months Ended
                                          September 30,               September 30,
                                        ------------------         -----------------
                                         1995        1994           1995       1994
                                        ------      ------         ------     ------

Net sales                               100.0%     100.0%          100.0%     100.0%
Cost of products sold                    68.2       67.6            69.2       68.2
                                        -----     ------           -----      -----

  GROSS INCOME                           31.8       32.4            30.8       31.8

Selling, general and
 administrative expenses                 13.3       13.8            14.7       15.3
                                         ----       ----            ----       ----
  OPERATING INCOME                       18.5       18.6            16.1       16.5

Nonoperating expenses (income):

  Interest expense                        1.9        1.4             2.0        1.3
  Other                                  (0.1)      (0.3)           (0.1)       0.0
                                         ----       ----            ----        ---
  Net nonoperating expenses (income)      1.8        1.1             1.9        1.3
                                         ----       ----            ----        ---
  INCOME BEFORE INCOME TAXES             16.7       17.5            14.2       15.2

Income taxes                              6.7        7.0             5.6        6.2
                                         ----       ----            ----        ---
  NET INCOME                            10.0%      10.5%            8.5%       9.0%
                                        =====      =====           =====      =====

Three Months Ended September 30, 1995 vs.
Three Months Ended September 30, 1994
-----------------------------------------

Net sales for the third quarter of 1995 were $651.3 million, representing an increase of $98.1 million or 17.7% from $553.2 million in the comparable quarter of 1994. Net sales for each of the Company's product groups were as follows, in millions:

                         1995       1994      $ Change    % Change
                         ====       ====      ========    ========

Housewares              $210.8     $188.5      $ 22.3       11.8%
Home Furnishings         191.9      172.0        19.9       11.6%
Office Products          149.4       98.4        51.0       51.8%
Hardware                  99.2       94.3         4.9        5.2%
                         -----      -----       -----
                        $651.3     $553.2      $ 98.1       17.7%
                         =====      =====       =====

The overall increase in net sales was primarily attributable to sales growth of 2% from businesses owned more than two years, including minor acquisitions in 1994 and 1995 of related businesses (core businesses), and the 1994 acquisitions of HFI, Eberhard Faber and Newell Europe. The increase in Housewares sales was due primarily to the Newell Europe acquisition; the increase in Home Furnishings was due primarily to the HFI acquisition; the increase in Office Products was due primarily to the Eberhard Faber acquisition and the increase in Hardware was due to internal sales growth. The 2% overall sales growth from core businesses was lower than expected due to a sluggish retail environment.

Gross income as a percent of net sales in the third quarter of 1995 decreased to 31.8% from 32.4% in the comparable quarter of 1994. The decrease was due primarily to low gross margins from the businesses acquired in 1994.

Selling, general and administrative expenses ("SG&A") as a percent of net sales in the third quarter of 1995 were 13.4% versus 13.8% in the comparable quarter of 1994. The decrease was due primarily to a reduction in SG&A at Goody and Lee/Rowan, a low level of SG&A at Eberhard Faber and no increases in spending by the core businesses as the result of cost controls.

Operating income in the third quarter of 1995 was 18.5% of net sales or $120.2 million versus $103.0 million in the comparable quarter of 1994. The increase was primarily attributable to improved profitability at core businesses and the contribution from Eberhard Faber.

Net nonoperating expenses for 1995 were $11.7 million in the third quarter of 1995 versus $6.3 million in the comparable quarter of 1994. Net nonoperating expenses for the third quarter are summarized as follows, in millions:

                                          Three Months Ended
                                 -------------------------------------
                                 September 30,  September 30,
                                     1995           1994        Change
                                 -------------  -------------   ------

Interest expense (1)                 12.6            7.7          4.9
Interest income                      (0.3)          (0.2)        (0.1)
Goodwill amortization                 4.8            3.8          1.0
Dividend income                      (3.4)          (3.1)        (0.3)
Equity earnings in American Tool
 Companies, Inc. (the Company
 has a 47% ownership interest)       (2.0)          (1.9)        (0.1)
                                    -----           ----         -----
                                     11.7            6.3          5.4
                                    =====          =====         =====

(1) Increase of interest expense was due to 1994 acquisitions.


The effective tax rate was 40.0% in both 1995 and 1994.

Net income for the third quarter of 1995 was $65.1 million, representing an increase of $7.1 million or 12.2% from the comparable quarter of 1994. Earnings per share for the third quarter of 1995 were up 10.8% to $0.41 versus $0.37 in the comparable quarter of 1994. The increases in net income and earnings per share were primarily attributable to improved profitability at core businesses and the contribution from Eberhard Faber.

Nine Months Ended September 30, 1995 vs.
Nine Months Ended September 30, 1994
----------------------------------------

Net sales for the first nine months of 1995 were $1,829.2 million, representing an increase of $339.0 million or 22.7% from $1,490.2 million in the comparable period of 1994. Net sales for each of the Company's product groups were as follows, in millions:

                        1995         1994       $ Change    % Change
                        ----         ----       --------    --------

Housewares           $  579.0     $  490.0       $ 89.0       18.2%
Home Furnishings        526.7        458.6         68.1       14.8%
Office Products         444.7        266.4        178.3       66.9%
Hardware                778.8        275.2          3.6        1.3%
                      -------      -------        -----
                     $1,829.2     $1,490.2       $339.0       22.7%
                      =======      =======        =====

The overall increase in net sales was primarily attributable to sales growth of 2% from businesses owned more than two years, including immaterial acquisitions in 1995 of related businesses (core businesses), and the 1994 acquisitions of HFI, Eberhard Faber and Newell Europe. The increase in Housewares sales was due primarily to the Newell Europe acquisition; the increase in Home Furnishings was due primarily to the HFI acquisition; the increase in Office Products was due to the Eberhard Faber acquisition and 11% sales growth from core businesses; and the increase in Hardware was due to internal sales growth. The 2% overall sales growth from core businesses was lower than expected due to a sluggish retail environment.

Gross income as a percent of net sales for the first nine months of 1995 decreased to 30.8% from 31.8% in the comparable period of 1994. The decrease was due primarily to low gross margins from the businesses acquired in 1994.

Selling, general and administrative expenses as a percent of net sales for the first nine months of 1995 were 14.7% versus 15.3% in the comparable period of 1994. The decrease was due primarily to a reduction in SG&A at Goody and Lee/Rowan, a low level of SG&A at Eberhard Faber and no increases in spending by the core businesses as the result of cost controls.

Operating income for the first nine months of 1995 was 16.1% of net sales or $294.7 million versus $245.9 million in the comparable period of 1994. The increase was attributable to improved profitability at the core businesses and contributions from the 1993 and 1994 acquisitions.

Net nonoperating expenses for 1995 were $34.5 million for the first nine months of 1995 versus $20.1 million in the comparable period of 1994. Net nonoperating expenses for the first nine months are summarized as follows, in millions:

                                           Nine Months Ended
                                 ------------------------------------
                                 September 30,  September 30,
                                     1995           1994        Change
                                 -------------  -------------   ------

Interest expense (1)                 36.8           19.5         17.3
Interest income                      (1.2)          (0.7)        (0.5)
Goodwill amortization                13.9           10.9          3.0
Dividend income                      (9.8)          (9.6)        (0.2)
Equity earnings in American Tool
 Companies, Inc. (the Company
 has a 47% ownership interest)       (5.6)          (3.3)        (2.3)
Payment received from the
 settlement of a lawsuit                            (1.5)         1.5
Charge incurred in connection
 with a plea agreement by a
 subsidiary of the Company
 with the U.S. Government                            5.0         (5.0)
Write-downs in carrying value
 of a long-term foreign
 investment accounted for
 under the equity method
 and other intangibles (2)           16.0                        16.0
Gain recognized on the sale
 of a long-term marketable
 equity security                    (15.8)                      (15.8)
Other                                 0.2           (0.2)         0.4
                                    -----          -----         ----
                                     34.5           20.1         14.4
                                    =====          =====        =====

(1)  Increase of interest expense was due to 1994 acquisitions.

(2 During the second quarter, the Company initiated a plan to dispose of the foreign investment and has recorded it at the net realizable value.

For the first nine months, the effective tax rate was 40.0% in 1995 and 40.9% in 1994. The effective tax rate would have been 40.0% in 1994, without giving effect to the $5.0 million charge shown above.

Net income for the first nine months of 1995 was $156.1 million, representing an increase of $22.6 million or 16.9% from the comparable period of 1994. Earnings per share for the first nine months of 1995 were up 16.5% to $0.99 versus $0.85 in the comparable period of 1994. The increases in net income and earnings per share were attributable to improved profitability at the core businesses, contributions from the 1993 and 1994 acquisitions and the absence of the $5.0 million plea agreement in 1995.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Operating activities provided net cash equal to $138.6 million during the first nine months of 1995 versus $143.0 million in the comparable period of 1994.

The Company has foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $276.6 million (of which $180.0 million was available at September 30, 1995) based upon such terms as the Company and the respective banks have mutually agreed upon. Confirmed lines of credit compose $26.5 million of the total line of credit arrangements. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender.

The Company has a shelf registration statement covering up to $500.0 million of debt securities, of which $97.0 million was available for additional borrowings as of September 30, 1995. Pursuant to the shelf registration, at September 30, 1995 the Company had outstanding $248.0 million (principal amount) of medium-term notes with maturities ranging from one to ten years at an average rate of interest equal to 6.5%.

In June 1995, the Company entered into a five-year $550.0 million revolving credit agreement and a $200.0 million, 364-day revolving credit agreement (and terminated its then existing revolving credit agreements). Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At September 30, 1995, there were no borrowings under the revolving credit agreements.

In lieu of borrowings under the revolving credit agreements, the Company may issue up to $750.0 million of commercial paper. The Company's revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At September 30, 1995, $333.0 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the revolving credit agreements. The entire amount is classified as long-term debt under the five-year revolving credit agreement.

The Company's primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

Capital expenditures were $53.3 and $40.0 million in the first nine months of 1995 and 1994, respectively.

The Company has paid regular cash dividends on its common stock since 1947. On May 11, 1995, the quarterly cash dividend was increased to $0.12 per share from the $0.10 per share that had been paid since May 24, 1994. Dividends paid in the first nine months of 1995 and 1994 were $53.7 and $45.8 million, respectively.

Working capital at September 30, 1995, was $474.1 million compared to $133.6 million at December 31, 1994. This change was due primarily to the classification of all commercial paper as long-term in connection with the new five-year revolving credit agreement and a substantial increase in receivables (resulting from the 1994 acquisitions as well as the peak selling season in Office Products) and inventories (resulting from the 1994 acquisitions as well as a sluggish first-half retail environment). The current ratio at September 30, 1995 was 1.73:1 compared to 1.17:1 at December 31, 1994. The total debt to total capitalization was .56:1 at September 30, 1995 and .39:1 at December 31, 1994.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

In 1995, FASB 121 "Accounting for the improvement of long-lived assets and for long-lived assets to be disposed of," was issued. This statement has been adopted by the Company and management believes that the adoption of this statement in 1996 will not be material to the consolidated financial statements.

PART II.  OTHER INFORMATION

Item 5.   Other Information
          -----------------

          On October 2, 1995, the Company acquired Decorel, a manufacturer and marketer of picture frames, framed art and related products.

          On November 2, 1995, the Company acquired Berol Corporation, which is an international manufacturer and marketer of writing instruments, including graphite and coloring pencils, and other products for the office and back-to-school markets.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits:

               27   Financial Data Schedule

          b)   Reports on Form 8-K:  None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NEWELL CO.


Date  November 3, 1995   /s/ William T. Alldredge
      ----------------   -------------------------
                         William T. Alldredge
                         Vice President - Finance



Date  November 3, 1995   /s/ Brett E. Gries
      ----------------   --------------------------
                         Brett E. Gries
                         Vice President - Accounting & Tax