Form 10-K
period 1995-12-31
NEWELL CO
filed 1996-03-13
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission file
number December 31, 1995                                  1-9608

                              NEWELL CO.
        (Exact name of Registrant as specified in its charter)

            DELAWARE                                 36-3514169
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   (Identification No.)

Newell Center
29 East Stephenson Street, Freeport, Illinois            61032-0943
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (815) 235-4171

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
   Title of each class                        on which registered
   -------------------                        ---------------------

Common Stock, $1 par value per share, and
associated Preferred Stock Purchase Rights    New York Stock Exchange
                                              Chicago Stock Exchange

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

        Yes  x        No
            ----           ----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

There were 158.7 million shares of the Registrant's common stock outstanding as of January 31, 1996. The aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by nonaffiliates of the Registrant was approximately $3,960.3 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.





                  Documents Incorporated by Reference

                               Part III

     Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 1996, which will be filed March 15, 1996.

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

     The Company manages the activities of its divisions through executives at the corporate level, to whom the divisional managers report, and controls financial activities through centralized accounting, capital expenditure reporting, cash management, order processing, billing, credit, accounts receivable and data processing operations. The production and marketing functions of each division, however, are conducted with substantial independence. Each division is managed by employees who make day-to-day operating and sales decisions and participate in an incentive compensation plan that ties a significant part of their compensation to their division's return on assets and sales and income growth. The Company believes that this allocation of responsibility and system of incentives fosters an entrepreneurial approach to management that has been important to the Company's success.

     This 1995 Annual Report on Form 10-K contains forward looking statements that are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are subject to risks and uncertainties. Exhibit 99 to this 1995 10-K Report identifies important risk factors which could cause the Company's actual financial results to differ materially from results forecast or estimated by the Company in forward looking statements.

INDUSTRY SEGMENTS
-----------------

     The Company operates in a single industry segment consisting of Consumer Products sold through a variety of retail and wholesale distribution channels.

PRODUCTS

     HOUSEWARES

Glassware and Plasticware
-------------------------

     The Company's glassware and plasticware business is conducted by the Anchor Hocking and Newell Europe divisions. Anchor Hocking and Newell Europe design, manufacture, package and distribute glass and plastic products. These products include glass ovenware, servingware, cookware and dinnerware products and plastic microwave cookware and food storage products. Anchor Hocking also produces foodservice products and glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers and its products are marketed in Europe, the Middle East and Africa only.

     Anchor Hocking products are sold primarily under the brand names of ANCHOR HOCKING (R) and PLASTICS INC. (R), and the trade names of OVEN BASICS (R) and STOWAWAYS (R). Newell Europe's products are sold primarily under the brand names of PYREX (R), PYROFLAM (R), VISION (R) and VITRI (R).

     Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force.

     Principal facilities are located in Lancaster, Ohio; Monaca, Pennsylvania; St. Paul and Coon Rapids, Minnesota; Sunderland, Great Britain; Muhtal, Germany and Chateauroux, France.

Aluminum Cookware and Bakeware
-------------------------------

     The Company's aluminum cookware and bakeware business is conducted by the Mirro division. Mirro primarily manufactures aluminum cookware and bakeware for the retail marketplace. Mirro also manufactures various specialized aluminum cookware and bakeware items for the food service industry. It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils.

     Mirro products are sold primarily under the brand names of MIRRO
(R) and WEAREVER (R), and the trade names of AIRBAKE (R), CUSHIONAIRE
(R), CONCENTRIC AIRE (R) and CHANNELON (R).

     Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks, and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Mirro manufacturing operations are highly integrated, rolling its own sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Principal facilities are located in Manitowoc and Chilton, Wisconsin and Salina, Kansas.

Other
-----

     Goody - personal consumer products including hair accessories and beauty organizers.

     HOME FURNISHINGS

Window Treatments
-----------------

     The Company's window treatments business is conducted by the Levolor Home Fashions and Newell Window Furnishings divisions. Levolor Home Fashions and Newell Window Furnishings primarily manufacture made-to-order and stock horizontal and vertical blinds; pleated, cellular and pull shades; and window hardware for the retail marketplace. Levolor Home Fashions also produces window treatment components for custom window treatment fabricators.

     Levolor Home Fashions and Newell Window Furnishings products are sold primarily under the brand names of NEWELL (R), LEVOLOR (R), LOUVERDRAPE (R), DEL MAR (R), and JOANNA (R), and the trade names
SPECTRIM (R), MAGIC FIT (R) and RIVIERA (R).

     Levolor Home Fashions and Newell Window Furnishings market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Levolor Home Fashions and Newell Window Furnishings design, manufacture, package and distribute their window treatments products. Principal facilities are located in Freeport, Illinois and High Point, North Carolina. Levolor Home Fashions and Newell Window Furnishings have a total of 15 facilities in the U.S. and Canada.

Other
-----

     Lee Rowan and System Works - coated wire storage, home storage, shelving systems and organization products; Intercraft, Decorel and Holson Burnes - ready-made picture frames.

     OFFICE PRODUCTS

Markers and Writing Instruments
-------------------------------

     The Company's Markers and Writing Instruments business is conducted by the Sanford division. Sanford primarily manufactures permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters and wood-cased pencils, and distributes other writing instruments including rolling ball pens, ball-point pens and mechanical pencils for the retail marketplace.

     Sanford markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Sanford manufactures its own inks and designs, manufactures, packages and distributes markers and wood-cased pencils. Sanford also packages and distributes pens and mechanical pencils. Principal facilities are located in Bellwood, Illinois; and Lewisburg and Shelbyville, Tennessee. Principal foreign facilities are located in Tlalnepantla, Mexico, Bogota, Colombia and King's Lynn, Great Britain.


Other
-----

     Stuart Hall - school supplies, stationery and office supplies; and Newell, Rogers and Keene Office Products - desktop and computer accessories.

     HARDWARE AND TOOLS

Hardware
--------

     The Company's hardware business is conducted by the Amerock and Bulldog divisions. Amerock primarily manufactures cabinet hardware for the retail marketplace. Amerock also manufactures window hardware for window manufacturers. Bulldog packages and distributes hardware which includes bolts, screws and mechanical fasteners.

     Amerock and Bulldog products are sold primarily under the brand names of AMEROCK (R), ALLISON (R) and BULLDOG (R).

     Amerock and Bulldog market their products directly and through distributors to mass merchants, home centers, hardware distributors, cabinet shops and window manufacturers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Amerock designs, manufactures, packages and distributes its hardware products. Bulldog packages and distributes its products.
Principal facilities are located in Rockford, Illinois and Memphis, Tennessee.

Tools
-----

     EZ Paintr - manual paint applicator products; BernzOmatic - propane and propane/oxygen hand torches.

MARKETING AND DISTRIBUTION
--------------------------

     Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated sales in 1995, 15% in 1994 and 14% in 1993. Sales to each of the Company's other customers, individually, amounted to less than 10% of consolidated net sales.

     Most of the Company's customers are retailers who rely on a single or principal source for each of the consumer products that they sell. Accordingly, the divisions focus their marketing effort not on the ultimate consumer, but on the retailer, and compete with other suppliers for business. The Company's strategy is to emphasize excellent customer service, innovative merchandising programs and a quality multi-product offering. The Company's computerized order processing system allows it to receive orders from its customers on a computer-to-computer basis. This system, and the ability to fill and ship orders promptly, are important competitive factors since they reduce a customer's order processing costs and allow the customer to minimize the inventory it must carry. The divisions maintain sales and service organizations to be responsive to the needs of their customers.

BACKLOG
-------

     The dollar value of unshipped factory orders is not material.

SEASONAL VARIATIONS
-------------------

     The divisions are only moderately affected by seasonal trends. Housewares products typically have higher sales in the second half of the year due to retail stocking related to the holiday season, Home Furnishings and Hardware products have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months and Office Products have higher sales in the second and third quarters due to the back-to-school season. The Company's consolidated quarterly sales do not fluctuate significantly because these seasonal trends are moderate.

NET SALES BY PRODUCT CLASS
--------------------------

     The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, 1995
(including sales of acquired companies only from the time of acquisition), for the classes of similar products described previously.

                                         Year Ended December 31,
                                  1995     %      1994     %      1993     %
                                  ----            ----            ----
                                        (In millions, except percentages)
Housewares:
  Glassware and Plasticware    $  397.6   16%  $  256.3   12%  $  245.0   15%
  Alum. Cookware and Bakeware     261.9   11      280.9   14      264.7   16
  Other *                         160.1    6      154.6    8       19.1    1
                                  -----           -----            ----
    Total Housewares              819.6   33      691.8   34      528.8   32
                                  -----           -----           -----
Home Furnishings:
  Window Treatments               392.0   16      317.8   15      222.7   13
  Other *                         340.3   13      325.0   16      202.8   13
                                  -----           -----           -----
    Total Home Furnishings        732.3   29      642.8   31      425.5   26
                                  -----           -----           -----

Office Products:
  Markers and Writing
   Instruments                    402.4   16      212.6   10      156.0   10
  Other *                         179.8    7      170.6    8      184.7   11
                                  -----           -----           ----
    Total Office Products         582.2   23      383.2   18      340.7   21
                                  -----           ------          -----
Hardware & Tools
  Hardware                        202.7    8      208.8   10      198.7   12
  Tools                           161.6    7      148.3    7      136.6    8
                                  -----           -----           -----
    Total Hardware & Tools        364.3   15      357.1   17      335.3   20
                                  -----           -----           -----
Sold Businesses:
  Counselor Bath Scales             -      -        -      -       14.7    1
                                  -----           -----           -----
    Total Sold Businesses           -      -        -      -       14.7    1
                                  -----           -----           ------
Newell Consolidated            $2,498.4  100%  $2,074.9  100%  $1,645.0  100%
                                =======  ===    =======  ===    =======  ===
* This category is comprised of many different product classes, each representing less than 10% of net sales.

     Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.

ACQUISITIONS AND DIVESTITURES OF BUSINESSES
-------------------------------------------

     At the foundation of the Company's growth strategy is acquisitions. Since the late 1960s, acquisitions have been the Company's primary vehicle for growth. Over the last twenty-five years, the Company has acquired more than 50 companies. In the last five years alone, the Company has completed over 10 major acquisitions, representing nearly $2 billion in additional sales.

     From a small manufacturer of drapery hardware with about $20 million in sales and $2 million in net income in the late 1960's, Newell has grown almost 20% per year and is now an international consumer goods supplier with annualized sales approaching $3 billion and net income exceeding $220 million. This dramatic growth is largely the result of acquisitions, supplemented by internal growth from existing and acquired product lines, as the vehicle to execute a multi-product offering strategy.

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

     The Company has typically acquired companies that it believes have unrealized profit potential. "Newellization" is the profit improvement and productivity enhancement process that is applied to newly acquired product lines to bring them up to the Company's standards of profitability.

     Elements of the Newellization process at newly acquired companies include establishing a focused business strategy, improving customer service, building partnerships with customers, reducing corporate overhead through centralization of administrative functions, trimming excess costs, tightening financial controls, improving manufacturing efficiency, pruning nonproductive product lines and reducing inventories, increasing trade receivable turnover and improving sales mix profitability through the application of program merchandising techniques.

     As part of the Newellization process to improve profitability, sales can often decline as unprofitable product lines are reduced or eliminated. In the Newell strategy, once a company has been Newellized (the process usually takes about two years), it is expected to begin building profitable sales and contribute to the Company's internal sales growth.

     Additional information regarding acquisitions and divestitures of businesses is included in note 2 to the consolidated financial statements.

FOREIGN OPERATIONS
------------------

     Prior to the November 1994 acquisition of Newell Europe and the November 1995 acquisition of Berol, the Company operated almost entirely in the United States and Canada. Following these acquisitions, the Company operates in several non-U.S. locations, including England, France, Germany, Mexico and Colombia. Summary financial information by geographic area included in the consolidated financial statements is as follows:

                                                 1995
                                        ----------------------
                                            $       % of Total
                                        ----------------------
                                        (In millions)
          Net sales:
            - U.S.                      $2,214.0        88.6%
            - Non-U.S.                     284.4        11.4
                                        --------       -----
          Total                         $2,498.4       100.0%
                                         =======       =====
          Operating income:
            - U.S.                      $  395.5        94.2%
            - Non-U.S.                      24.0         5.8
                                        --------       -----
          Total                         $  419.5       100.0%
                                        ========       =====
          Total assets at December 31:
            - U.S. (including corporate
              assets of $972.7 million) $2,517.2        85.9%
            - Non-U.S.                     414.0        14.1
                                        --------       -----
          Total                         $2,931.2       100.0%
                                         =======       =====

     Sales between geographic areas are not material.

     The Company's international division (financial information included in the U.S. category in the above table) coordinates export sales of consumer products from the U.S. to all other foreign countries. These export sales were approximately 2.2% of 1995 total net sales.

RAW MATERIAL
------------

     The Company expects to have multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

PATENTS AND TRADEMARKS
----------------------

     The Company has a number of patents, trademarks and trade names, none of which is considered material to the consolidated operations.

COMPETITION
-----------

     The markets in which the Company competes are highly competitive, with a number of well-established domestic and foreign manufacturers. In addition, many of the Company's products compete with a number of substitute products. The Company believes, however, that it has a significant share in many of its markets.

     The Company's principal methods of competition are customer service, price, brand name identification, merchandising programs, domestic manufacturing resources and breadth of product line offerings. The Company believes that its customer service programs, which include computer-to-computer EDI capabilities and Quick Response programs, are superior to programs offered by many of its competitors. The Company also believes customers are positively influenced by previous experience with the Company, which includes delivery of quality products on time and complete and innovative good-better-best merchandising programs. The Company's principal customers are sophisticated volume purchasers, which consider a combination of all of these factors in determining where to purchase products.

ENVIRONMENT
-----------

     The Company is subject to various laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. Regulation in this area is still developing, including changes in the standards of enforcement of existing laws and enactment of new laws. Although the Company, like other companies engaged in similar businesses, is a party to various proceedings relating to environmental matters and makes capital expenditures for environmental projects, it does not believe it will have material capital expenditures for environmental control facilities during the current or succeeding fiscal year. See note 14 to the notes to consolidated financial statements for a discussion of the environmental matters in which the Company has been identified as a potentially responsible party, which is hereby incorporated by reference.

EMPLOYEES
---------

     The Company has approximately 23,000 employees, of whom approximately 6,300 are covered by collective bargaining agreements.

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

                                                                Exp. Date
    Location               City                  Owned         If Leased                General Character
 -------------     --------------------    ----------------    ---------     ---------------------------------------
 Alabama           Phoenix City                                 08/96        Distribution

 Arizona           Bisbee                                       05/96        Distribution

 Belgium           Zellick                                      10/98        Distribution and Administrative Office

 California        Beaumont                                     11/97        Distribution
                   Garden Grove                                 03/97        Manufacturing
                   Los Angeles                                  10/96        Manufacturing
                   Santa Fe                                     08/96        Distribution
                   San Fernando                                 06/96        Manufacturing and Administrative Office
                   Santa Monica                                 10/96        Manufacturing
                   Vista                                        06/03        Manufacturing and Distribution
                   Westminster                                  09/96        Manufacturing, Distribution and
                                                                             Administrative Office
 Canada            Brampton, ON                                 09/96        Manufacturing and Distribution
                   Calgary, AB                                  07/96        Manufacturing
                   Drummondville, PQ        Owned                            Distribution
                   Mississauga, ON          Owned                            Manufacturing and Distribution
                   Montreal                                     12/96        Administrative Office
                   Oakville, ON                                 10/96        Distribution and Administrative Office
                   Pickering, ON                                03/07        Distribution
                   Prescott, ON             Owned                            Manufacturing
                   Richmond Hills, ON                           10/00        Administrative Office
                   Toronto, ON                                  08/00        Manufacturing, Distribution and
                                                                             Administrative Office
                   Watford, ON                                  01/04        Manufacturing, Distribution and
                                                                             Administrative Office
                   Weston, ON                                   M-T-M        Administrative Office

                                                                Exp. Date
    Location               City                  Owned         If Leased                General Character
 -------------     --------------------    ----------------    ---------     ---------------------------------------
 Colombia          Bogota                   Owned                            Manufacturing, Distribution and
                                                                             Administrative Office
                   Barrarquilla                                 05/96        Administrative
                   Medellin                                     11/96        Distribution

 France            Avon                                         11/96        Administrative Office
                   Chateauroux              Owned                            Manufacturing, Distribution and
                                                                             Administrative Office

 Georgia           Athens                                       03/96        Manufacturing
                   Columbus                 Owned                            Distribution
                   Manchester               Owned                            Manufacturing
                   Peachtree City           Owned                            Administrative Office

 Germany           Muhltal                  Owned                            Manufacturing

 Great Britain     Dunstable                                    02/05        Distribution and Administrative Office
                   King's Lynn              Owned                            Manufacturing, Distribution and
                                                                             Administrative Office
                   Slough                                       06/07        Administrative Office
                   Sunderland                                   11/99        Distribution
                   Sunderland                                   12/00        Distribution
                   Sunderland               Owned                            Manufacturing

 Hawaii            Kapolei                                      06/00        Manufacturing

 Illinois          Bedford Park                                 08/96        Manufacturing, Distribution and
                                                                             Administrative Office
                   Bellwood                                     11/99        Distribution and Administrative Office

                   Bellwood                 Owned                            Manufacturing
                   Freeport                 Owned                            Distribution and Administrative Office

                   Freeport                                     12/96        Distribution and Administrative Office
                   Mundelein                                    12/98        Manufacturing and Administrative Office
                   Rockford                                     M-T-M        Manufacturing, Distribution and
                                                                             Administrative Office
                   Rockford                 Owned                            Manufacturing
                   South Holland                                12/96        Manufacturing
                   Vernon Hills                                 02/97        Manufacturing
                   Waukegan                                     07/98        Distribution

 Indiana           Lowell                   Owned                            Manufacturing, Distribution and
                                                                             Administrative Office

 Italy             Milan                                        12/01        Distribution and Administrative Office

 Kansas            Salina                                       06/96        Manufacturing and Distribution

 Kentucky          Georgetown               Owned                            Manufacturing, Distribution and
                                                                             Administrative Office

                                                                Exp. Date
    Location               City                  Owned         If Leased                General Character
 -------------     --------------------    ----------------    ---------     ---------------------------------------
 Mexico            Durango                                      M-T-M        Manufacturing, Distribution and
                                                                             Administrative Office
                   Tlalnepantla                                 M-T-M        Manufacturing, Distribution and
                                                                             Administrative Office

 Michigan          St. Joseph               Owned                            Manufacturing, Distribution and
                                                                             Administrative Office

 Minnesota         Coon Rapids              Owned                            Manufacturing
                   Eagan                                        01/99        Distribution
                   St. Paul                 Owned                            Manufacturing and Administrative Office

 Missouri          Fenton                                       12/99        Administrative Office
                   Jackson                  Owned                            Manufacturing and Administrative Office
                   Kansas City                                  12/05        Manufacturing, Distribution and
                                                                             Administrative Office

 Nebraska          Omaha                                        09/96        Distribution

 New Jersey        Newark                   Owned                            Manufacturing, Distribution and
                                                                             Administrative Office
                   Parsippany                                   08/97        Administrative Office
                   Rockaway                                     03/97        Manufacturing

 New York          Medina                   Owned                            Manufacturing, Distribution and
                                                                             Administrative Office
                   Ogdensburg               Owned                            Manufacturing and Distribution
                   Orangeburg                                   01/98        Manufacturing and Distribution

 North Carolina    High Point               Owned                            Manufacturing and Administrative Office
                   Statesville              Owned                            Manufacturing and Distribution

 Ohio              Bremen                   Owned                            Manufacturing
                   Lancaster                                    M-T-M        Manufacturing, Distribution and
                                                                             Administrative Office

 Pennsylvania      Ambridge                                     M-T-M        Distribution
                   Monaca                   Owned                            Manufacturing and Administrative Office

 Puerto Rico       Carolina                                     06/98        Distribution and Administrative Office
                   Clinton                                      05/97        Manufacturing and Distribution
                   Greenwood                                    M-T-M        Distribution

 South Carolina    Joanna                                       06/96        Manufacturing and Distribution

 Spain             Las Rozas, Madrid                            12/96        Administrative Office

 Tennessee         Brentwood                                    12/97        Administrative Office
                   Johnson City                                 M-T-M        Manufacturing and Distribution

                                                               Exp. Date
    Location               City                  Owned         If Leased                General Character
 -------------     --------------------    ----------------    ---------     ---------------------------------------
 Tennessee        Lewisburg                Owned                            Manufacturing, Distribution and
                                                                            Administrative Office
                  Memphis                                      01/98        Distribution and Administrative Office
                  Shelbyville              Owned                            Manufacturing, Distribution and
                                                                            Administrative Office
                  Tullahoma                                    09/96        Distribution

 Texas            Taylor                   Owned                            Manufacturing, Distribution and
                                                                            Administrative Office
                  Laredo                                       M-T-M        Distribution
 Utah             Ogden                    Owned                            Manufacturing
                  Salt Lake City                               04/98        Manufacturing

 est Virginia     Weirton                                                   Manufacturing

 Wisconsin        Beloit                   Owned                            Administrative Office
                  Chilton                  Owned                            Manufacturing
                  Madison                                      07/96        Manufacturing, Distribution and
                                                                            Administrative Office
                  Manitowoc                                    04/97        Distribution and Administrative Office
                  Manitowoc                Owned                            Manufacturing
                  South Milwaukee                              06/97        Distribution
                  St. Francis              Owned                            Manufacturing, Distribution and
                                                                            Administrative Office

Item 3.  Legal Proceedings
--------------------------

     Information regarding legal proceedings is included in note 14 to the consolidated financial statements and is hereby incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of fiscal year 1995.

Supplementary Item - Executive Officers of the Registrant as of
12/31/95

NAME                     AGE       PRESENT POSITION WITH THE COMPANY
-----                    ---       ---------------------------------

William P. Sovey         62        Vice Chairman and Chief Executive
                                   Officer

Thomas A. Ferguson, Jr.  48        President and Chief Operating
                                   Officer

Donald L. Krause         56        Senior Vice President-Corporate
                                   Controller

William T. Alldredge     55        Vice President-Finance

Richard C. Dell          49        Group President

William J. Denton        51        Group President

William K. Doppstadt     63        Vice President-Personnel Relations

William P. Sovey has been Vice Chairman and Chief Executive Officer since July 1992. From January 1986 through July 1992, he had been President and Chief Operating Officer.

Thomas A. Ferguson, Jr. has been President and Chief Operating Officer since May 1992. From January 1989 to May 1992, he was President-
Operating Companies.

Donald L. Krause was appointed Senior Vice President-Corporate
Controller in March 1990. He was President-Industrial Companies from February 1988 to March 1990.

William T. Alldredge has been Vice President-Finance of the Company since August 1983.

Richard C. Dell has been Group President since June 1992.  He was
President of Amerock from November 1989 to June 1992.  He was
President of EZ Paintr from September 1987 to November 1989.

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

                           Year Ended December 31,

                          1995                 1994
                    --------------       --------------
                    High       Low       High       Low
                    ----       ---       ----       ----

     Quarters:
     First        $25 1/2   $20 5/8   $21 13/16  $19 1/8
     Second        25        22 1/4    23 1/4     19
     Third         26 1/4    23 5/8    23 7/8     21 7/8
     Fourth        27 1/4    23 43/64  22 3/8     20 1/2

     On December 31, 1995 there were 12,518 record holders of the Company's common stock.

     The Company has paid regular cash dividends on its common stock since 1947. On May 12, 1994, the quarterly cash dividend was increased to $0.10 per share from the $0.09 per share that had been paid since May 13, 1993. The quarterly cash dividend was again increased to $0.12 per share on May 11, 1995.

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

                                     Year Ended December 31,
                          1995       1994       1993       1992       1991
                          ----       ----       ----       ----       ----
                                (In millions, except per share data)
INCOME STATEMENT DATA
Net sales              $2,498.4   $2,074.9   $1,645.0   $1,451.7   $1,259.0
Cost of products sold   1,715.6    1,403.8    1,101.7      997.3      845.6
                       --------   --------   --------   --------    --------

  Gross income            782.8      671.1      543.3      454.4      413.4
Selling, general
  and administrative
  expenses                363.3      313.2      257.2      201.1      182.2
Restructuring costs           -          -          -       20.9          -
                        -------    --------   -------    -------     -------

  Operating income        419.5      357.9      286.1      232.4      231.2
Nonoperating expenses
 (income):
  Interest expense         49.8       30.0       19.1       20.4       13.2
  Other                    (1.1)      (1.4)      (8.5)     (65.6)      (6.0)
                        -------     -------    -------   -------      ------
    Net                    48.7       28.6       10.6      (45.2)       7.2
                        -------     -------    -------   -------      ------

  Income before income
   taxes and cumulative
   effect of accounting
   change                 370.8      329.3      275.5      277.6      224.0
Income taxes              148.3      133.7      110.2      114.3       88.4
                        -------    -------    -------    -------    --------
  Net income before
   cumulative effect
   of accounting
   change                 222.5      195.6      165.3      163.3      135.6
  Cumulative effect of
   accounting change          -          -          -      (44.2)         -
                        -------    -------    -------    -------    --------

  Net income           $  222.5   $  195.6   $  165.3   $  119.1   $  135.6
                        =======    =======    =======    =======    ========

                                      Year Ended December 31,

                          1995       1994       1993       1992       1991
                          ----       ----       ----       ----       ----

EARNINGS PER SHARE DATA
  Before cumulative
   effect of
   accounting change      $1.41      $1.24      $1.05     $ 1.05      $0.89
  Cumulative effect of
   accounting change          -          -          -      (0.29)         -
                        -------    -------    -------    -------    -------

  Earnings per share      $1.41      $1.24      $1.05      $0.76      $0.89
                        =======    =======    =======    =======    =======

Cash dividends per
 share                    $0.46      $0.39      $0.35      $0.30      $0.30
                        =======    =======    =======    =======    =======

WEIGHTED AVERAGE SHARES  158.2      157.8      157.3      155.8      151.5


BALANCE SHEET DATA

Inventories           $  509.2   $  420.7   $  301.0   $  226.2   $  215.3

Working Capital          452.6      133.6       76.7      219.5      187.9

Total assets           2,931.2    2,488.3    1,952.9    1,569.6    1,187.5

Short-term debt          163.0      309.1      247.2       97.1        2.1

Long-term debt, net of
 current maturities      761.6      409.0      218.1      176.8      176.6

Stockholders' equity   1,300.1    1,125.3      979.1      859.4      728.8

1992
_____

     On February 14, 1992, the Company acquired Sanford Corporation ("Sanford"), a designer, manufacturer and marketer of marking and writing instruments, plastic desk accessories, file storage boxes and other office and school supplies. The Company issued approximately
13.8 million shares of common stock for all the common stock of Sanford. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger.

     On July 8, 1992, the Company acquired Stuart Hall Company, Inc. ("Stuart Hall"), a manufacturer of school supplies, stationery and office supplies. The Company issued 1.6 million shares of common stock for all the common stock of Stuart Hall. On October 1, 1992, the Company acquired substantially all of the assets of Intercraft Industries, L.P., and all of the capital stock of Intercraft Industries of Canada, Inc. (collectively, "Intercraft"), manufacturers of ready-made picture frames. The purchase price was $175.0 million in cash. These transactions were accounted for as purchases; therefore, the results of operations for Stuart Hall and Intercraft are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of these 1992 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $161.9 million.

1993
----

     On April 30, 1993, the Company acquired substantially all of the assets of Levolor Corporation ("Levolor"), a manufacturer and distributor of decorative window coverings. The purchase price was $72.5 million in cash. On September 22, 1993, the Company acquired Lee Rowan Co. ("Lee Rowan"), a manufacturer and marketer of coated wire storage and organization products. The purchase price was $73.5 million in cash. On November 9, 1993, the Company acquired Goody Products, Inc. ("Goody"), a manufacturer and marketer of personal consumer products including hair accessories and beauty organizers. The purchase price, excluding the cost of Goody common stock that the Company owned prior to the acquisition, was $147.1 million in cash.

     These transactions were accounted for as purchases. The results are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1993 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $208.2 million.

1994
----

     On August 29, 1994, the Company acquired Home Fashions, Inc.("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades sold under the Del Mar and LouverDrape brand names. The purchase price was $130.4 million in cash. This company was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, a maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $137.3 million in cash. This company was combined with Sanford and together they are operated as single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as "Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.-manufactured cookware and dinnerware brands. The purchase price was $87.8 million in cash.

     These transactions were accounted for as purchases. The results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $197.8 million. The allocations of cost were completed in 1995 with no material adjustments to the financial statements.

1995
----

     On September 29, 1995, the Company acquired Decorel Incorporated ("Decorel"), a manufacturer and marketer of ready-made picture frames. The purchase price was $29.6 million in cash. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer of markers and writing instruments. The purchase price was $118.8 million in cash. This company will be combined into Sanford.

     These transactions were accounted for as purchases. The results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1995 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $188.3 million. The final adjustments to the purchase price allocations are not expected to be material to the financial statements.

     The unaudited consolidated results of operations for the years ended December 31, 1995 and 1994 on a pro forma basis, as though
Berol, Decorel, Eberhard Faber, HFI and Newell Europe each had been acquired on

January 1, 1994, are as follows:
                                       Year Ended December 31,
                                       -----------------------
                                           1995          1994
                                           ----          ----
                                 (In millions, except per share data)
     Net sales                         $2,732.3      $2,767.7
     Net income                           218.3         195.1
     Earnings per share                    1.38          1.24

(1) In August 1994, the Company's Board of Directors declared a two-for-one common stock split in the form of a 100% stock distribution of the Company's common stock, which was paid on September 1, 1994 to stockholders of record on August 15, 1994. All per share data was adjusted to reflect the two-for-one stock split.

(2) In 1992, the Company adopted SFAS No. 106, "Employers" Accounting for Postretirement Benefits Other than Pensions." Adoption of this standard did not have a material effect on the annual expense for postretirement benefits. As part of adopting this standard, the Company recorded, in the first quarter of 1992, a one-time, non-cash charge against earnings of $71.7 million before taxes and $44.1 million after taxes, or $0.29 per share. The effect of the charge on 1992 net income before cumulative effect of accounting change was not material to the consolidated financial statements.

(3) On December 31, 1992, the Company sold its closures business for a $210.0 million note receivable due and paid January 4, 1993. The Company recognized a net pre-tax gain of $82.9 million on the sale. Sales for this business totaled $160.6 million in 1992.

QUARTERLY SUMMARIES

     Summarized quarterly data for the last three years are as follows (unaudited):

Calendar Year            1st        2nd         3rd         4th      Year
-------------          ------     -------      -------    -------    -----
                         (In millions, except per share data)
     1995
     ----

Net sales           $  556.6    $  621.3    $  651.3   $  669.2     $2,498.4

Gross income           166.8       189.5       207.2      219.3        782.8

Net income              36.1        54.9        65.1       66.4        222.5

Earnings per share        .23         .35         .41        .42         1.41

     1994
     ----

Net sales           $  443.5    $  493.5    $  553.2   $  584.7     $2,074.9

Gross income           134.8       159.9       179.2      197.2        671.1

Net income              31.5        44.0        58.0       62.1        195.6

Earnings per share        .20         .28         .37        .39         1.24

     1993
     ----

Net sales           $  334.2    $  372.7    $  456.7    $  481.4    $1,645.0

Gross income           104.5       121.7       149.1       168.0       543.3

Net income              27.7        34.5        47.6        55.5       165.3

Earnings per share        .18         .22         .30         .35        1.05

Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition
------------------------------------------------------------

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                   Year Ended December 31,
                                                 1995        1994        1993
                                                 ----        ----        ----

Net sales                                       100.0%      100.0%      100.0%
Cost of products sold                            68.7        67.7        67.0
                                                 -----       -----       -----
  Gross income                                   31.3        32.3        33.0

Selling, general
 and administrative expenses ("SG&A")            14.5        15.1        15.6
                                                 -----       -----       -----

  Operating income                               16.8        17.2       17.4

Nonoperating expenses (income):
 Interest expense                                 2.0         1.4         1.1
 Other                                             -        (0.1)       (0.5)
                                                 -----       -----       -----
   Net                                            2.0         1.3         0.6
                                                 -----       -----       -----

  Income before income taxes                     14.8        15.9        16.8

Income taxes                                      5.9         6.5         6.7
                                                 -----       -----       -----
  Net income                                      8.9%        9.4%       10.1%
                                                 =====       =====       =====

1995 vs. 1994

     Net sales for 1995 were $2,498.4 million, representing an increase of $423.5 million or 20.4% from 1994. Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                        Year Ended December 31,            Primary Reasons
                      1995        1994      % Change         for Increases
                      ----        ----      --------       ---------------

Housewares         $  819.6    $  691.8       18.5%     Newell Europe November
                                                        1994 acquisition

Home Furnishings      732.3       642.8       13.9      Decorel September
                                                        1995 acquisition
                                                        HFI August 1994
                                                        acquisition

Office Products       582.2       383.2       51.9      Berol November
                                                        1995 acquisition
                                                        Eberhard Faber October
                                                        1994 acquisition
                                                        9% internal sales growth

Hardware & Tools      364.3       357.1        2.0      Internal sales growth
                   --------    --------       ----
                   $2,498.4    $2,074.9       20.4%
                   ========     ========       ====

      The overall increase in net sales was primarily attributable to the 1995 acquisitions of Decorel and Berol, and the 1994 acquisitions of HFI, Eberhard Faber and Newell Europe (all of which are described in note 2 to the consolidated financial statements). Internal sales growth is defined as growth from continuing businesses owned more than two years ("core businesses"), including minor acquisitions. Internal sales growth was lower than expected in 1995 due to a sluggish retail environment.

     Gross income as a percent of net sales for 1995 was 31.3% versus 32.3% in 1994. The decrease was due to lower than average gross margins from the businesses acquired in 1994 and 1995.

     SG&A as a percent of net sales in 1995 was 14.5% versus 15.1% in 1994. The decrease was due to lower spending at the Company's core businesses and low levels of SG&A at Eberhard Faber.

     Net nonoperating expenses for 1995 were $48.7 million in 1995 versus $28.6 million in 1994. Net nonoperating expenses are summarized as follows, in millions:

                                           Year Ended December 31,
                                    ----------------------------------
                                     1995           1994        Change
                                    -----           ----        ------

Interest expense (1)                $49.8          $30.0       $ 19.8
Interest income                      (1.9)          (1.0)        (0.9)
Trade names and
 goodwill amortization               19.3           15.4          3.9
Dividend income                     (12.8)         (12.6)        (0.2)
Equity earnings in American Tool
 Companies, Inc. (the Company
 has a 49% ownership interest)       (6.0)          (5.7)        (0.3)
Write-down in carrying value
 of a long-term foreign
 investment accounted for
 under the equity method (2)         16.0              -         16.0
Net gain on marketable
 equity securities                  (15.8)          (0.4)       (15.4)
Other                                 0.1            2.9         (2.8)
                                    -----          ------       ------
                                    $48.7          $28.6        $20.1
                                    =====          =====        =====

(1) Increase was due to the 1994 and 1995 cash acquisitions which were funded with increased debt.

(2) During the second quarter, the Company initiated a plan to dispose of the foreign investment and has reduced its investment to the net realizable value.

     The effective tax rate was 40.0% in 1995 and 40.6% in 1994.  See note 11 to the consolidated financial statements for an explanation of the effective tax rate.

     Net income for 1995 was $222.5 million, representing an increase of $26.9 million or 13.8% from 1994. Earnings per share for 1995 were up 13.7% to $1.41 versus $1.24 in 1994. The increases in net income and earnings per share were primarily attributable to contributions from the 1994 and 1995 acquisitions and increased operating margins at core businesses, net of increases in net nonoperating expenses.

1994 vs. 1993:

     Net sales for 1994 were $2,074.9 million, representing an
increase of   $429.9 million or 26.1% from 1993.  Net sales for each
of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                         Year Ended December 31,            Primary Reasons
                      1994        1993      %Change          for Increases
                      ----        ----      ------          ---------------

Housewares         $  691.8    $  528.8       30.8%     Goody November 1993
                                                        acquisition
                                                        5% internal sales growth

Home Furnishings      642.8       425.5       51.1      Levolor April 1993
                                                        acquisition
                                                        Lee Rowan September
                                                        1993 acquisition
                                                        HFI August 1994
                                                        acquisition

                                                        10% internal sales
                                                        growth

Office Products       383.2       340.7       12.5      Eberhard Faber October
                                                        1994 acquisition
                                                        6% internal sales growth

Hardware & Tools      357.1       335.3        6.5      Internal sales growth

Sold Businesses           -        14.7        N/A
                   --------    --------       ------
                   $2,074.9    $1,645.0       26.1%
                    =======     =======       ====

      The overall increase in net sales was primarily attributable to the 1993 acquisitions of Levolor, Lee Rowan and Goody and the 1994 acquisitions of HFI and Eberhard Faber (all of which are described in note 2 to the consolidated financial statements), and internal sales growth. "Sold Businesses" represents the sales in 1993 of Counselor, which was divested in October 1993.

     Gross income as a percent of net sales for 1994 was 32.3% versus 33.0% in 1993. The decrease was due to lower than average gross margins from the businesses acquired in 1993 and 1994.

     SG&A as a percent of net sales in 1994 was 15.1% versus 15.6% in 1993. The decrease was due to internal sales growth, with only slight increases in spending.

     Net nonoperating expenses for 1994 were $28.6 million versus
$10.6 million in 1993. Net nonoperating expenses are summarized as follows, in millions:

                                           Year Ended December 31,
                                    ----------------------------------
                                     1994           1993        Change
                                    -----          -----       -------

Interest expense (1)                $30.0          $19.1        $10.9
Interest income                      (1.0)          (0.9)        (0.1)
Trade names and
 goodwill amortization               15.4           10.1          5.3
Dividend income                     (12.6)         (12.9)         0.3
Equity earnings in American Tool
 Companies, Inc.                     (5.7)          (3.8)        (1.9)
Net gain on marketable
 equity security                     (0.4)                       (0.4)
Other                                 2.9           (1.0)         3.9
                                    -----          -----        -----
                                    $28.6          $10.6        $18.0
                                    =====          =====        =====

(1) Increase was due to the 1993 and 1994 cash acquisitions which were funded primarily with debt.

     The effective tax rate was 40.6% in 1994 and 40.0% in 1993.  See note 11 to the consolidated financial statements for an explanation of the effective tax rate.

     Net income for 1994 was $195.6 million, representing an increase of $30.3 million or 18.3% from 1993. Earnings per share for 1994 were up 18.1% to $1.24 versus $1.05 in 1993. The increases in net income and earnings per share were primarily attributable to contributions from the 1993 acquisitions and internal sales growth, net of increases in net nonoperating expenses.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

     Operating activities provided net cash of $276.7 million during 1995, an increase of $38.3 million from $238.4 million in 1994. This change was primarily due to the increase in net income and depreciation and amortization.

     The Company has short-term foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $280.2 million (of which $170.7 million was available at December 31, 1995) based upon such terms as the Company and the respective banks have mutually agreed upon. Committed lines of credit compose $134.5 million of the total line of credit arrangements. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender.

     At December 31, 1995 the Company had outstanding $345.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.3%. The Company had outstanding $186.0 million on December 31, 1994 and $153.0 million of medium-term notes on December 31, 1993.

     In June 1995, the Company entered into a five-year $550.0 million revolving credit agreement and a $200.0 million, 364-day revolving credit agreement (and terminated its existing revolving credit agreements). Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At December 31, 1995, there were no borrowings under the revolving credit agreements.

     In lieu of borrowings under the revolving credit agreements, the Company may issue up to $750.0 million of commercial paper. The Company's revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At December 31, 1995, $448.6 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the five-year revolving credit agreements. The entire amount is classified as long-term debt.

     As of January 23, 1996, the Company has a universal shelf registration statement under which the Company may issue up to $500 million of debt and equity securities, subject to market conditions.

     The Company's primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

     Capital expenditures were $82.6 million, $66.0 million and $58.9 million in 1995, 1994 and 1993, respectively.

     The Company has paid regular cash dividends on its common stock since 1947. On May 11, 1995, the quarterly cash dividend was increased to $0.12 per share from the $0.10 per share that had been paid since May 12, 1994. Dividends paid during 1995, 1994 and 1993 were $72.8 million, $61.5 million and $54.3 million, respectively. In August 1994, the Company's Board of Directors declared a two-for-one common stock split in the form of a 100% stock distribution of the Company's common stock, which was paid on September 1, 1994 to stockholders of record on August 15, 1994. All per share data has been adjusted to reflect the two-for-one stock split.

     Retained earnings increased in 1995, 1994 and 1993 by $149.7 million, $134.0 million and $111.1 million, respectively. The average dividend payout ratio to common stockholders in 1995, 1994 and 1993 was 33%, 31% and 33%, respectively.

     In 1995, the Company acquired Decorel, Berol and completed other minor acquisitions for $203.9 million. In 1994 and 1993, the Company completed acquisitions with a total cost of $362.8 million and $332.1 million, respectively. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes, notes payable under the Company's lines of credit or shares of the Company's common stock.

     The increases in current assets, current liabilities, property, plant and equipment and trade names and goodwill during 1995, 1994 and 1993 were primarily due to the acquisitions occurring in those years.

     Working capital at December 31, 1995 was $452.6 million compared to $133.6 million at December 31, 1994 and $76.7 million at December 31, 1993. The current ratio at December 31, 1995 was 1.67:1 compared to 1.17:1 at December 31, 1994 and 1.13:1 at December 31, 1993. The working capital and current ratio increased in 1995 as a result of increased current assets related to acquired businesses coupled with lower levels of short-term debt. Total debt to total capitalization (net of cash and cash equivalents) was .40:1 at December 31, 1995,
 .38:1 at December 31, 1994 and .32:1 at December 31, 1993.

     The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

     In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement has not been adopted by the Company and management believes that the adoption of this statement in 1996 will not be material to the consolidated financial statements.

     In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation". The Company will adopt this statement in 1996 which will require additional disclosures in the footnotes to the consolidated financial statements. Management believes the adoption of this statement will not be material to the consolidated financial statements.

Environmental Matters
---------------------

     The Company is involved in various environmental remediation and other compliance activities, including activities arising under the federal Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state statutes. Certain information regarding these activities is included in note 14 to the consolidated financial statements. Based on information currently available to it, the Company has estimated that remediation costs associated with these activities will be between $11.0 million and $15.6 million. As of December 31, 1995, the Company had a reserve equal to $13.8 million for such remediation costs in the aggregate. Because of the uncertainties associated with environmental assessment and remediation activities, the possibility that sites could be identified in the future that require environmental remediation and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental costs, the Company does not expect that any sums it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

Outlook
-------

     The Company's primary financial goals are to maintain return on beginning equity at 20% or above and increase earnings per share ("EPS") an average of 15% per year, while maintaining a prudent ratio of total debt to total capital ("leverage"). The Company has achieved these goals over the last ten years, averaging 21% ROE, increasing EPS 20% and averaging 26% leverage. The factors affecting the Company's ability to achieve these goals in the future will be the rates of internal and acquisition growth.

     In terms of internal growth, the Company has achieved an average of 5% internal sales growth over the last five years, and at the same time, has improved its core business operating margins. Internal sales growth has been under pressure recently, however, as a result of a sluggish retail environment and continuing competition and consolidation among the Company's volume purchasers. Over the longer term, economic trends will continue to affect the Company's internal growth prospects.

     In terms of acquisition growth, since 1990 the Company has more than doubled its size, acquiring businesses with annual sales of almost $2 billion. The rate at which the Company can integrate these recent acquisitions, in order to meet the Company's high standards of profitability, may affect near-term EPS growth. Over the longer term, the Company's ability to make and integrate strategic acquisitions will impact the EPS growth rate.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

Report of Independent Public Accountants
----------------------------------------

To the Stockholders and Board of Directors of Newell Co.:

We have audited the accompanying consolidated balance sheets of Newell Co. (a Delaware corporation) and subsidiaries as of December 31, 1995, 1994 and 1993, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of Newell Co.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Co. and subsidiaries as of December 31, 1995, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV
Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                          ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 27, 1996.

                      NEWELL CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME


                                           Year Ended December 31,
                                      1995          1994          1993
                                      ----          ----          ----
                                 (In thousands, except per share amounts)

Net sales                          $2,498,414    $2,074,934    $1,645,036
Cost of products sold               1,715,585     1,403,786     1,101,720
                                   ----------    ---------      ---------
     GROSS INCOME                     782,829       671,148       543,316

Selling, general and
 administrative expenses              363,356       313,283       257,186
                                   ----------    ----------     ---------
     OPERATING INCOME                 419,473       357,865       286,130


Nonoperating expenses (income):
  Interest expense                     49,812        29,970        19,062
  Other                                (1,124)       (1,397)       (8,488)
                                  -----------     ---------     ---------
     Net                               48,688        28,573        10,574
                                  -----------     ---------     ---------

     Income before income taxes       370,785       329,292       275,556

Income taxes                          148,314       133,717       110,222
                                  -----------     ---------      --------

     NET INCOME                    $  222,471    $  195,575    $  165,334
                                    =========     =========     =========

Earnings per share                      $1.41         $1.24         $1.05
                                         ====          ====          ====

Weighted average shares outstanding   158,212       157,774       157,269
                                      =======       =======       =======


See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS

                                                      December 31,
                                              1995        1994         1993
                                              ----        ----         ----
                                                     (In thousands)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents               $   58,771  $   14,892   $    2,866

  Accounts receivable, net                   390,296     335,806      256,468

  Inventories, net                           509,245     420,654      301,016

  Deferred income taxes                      107,499      90,063       73,461

  Prepaid expenses and other                  67,063      56,256       42,217
                                          ----------   ---------    ----------
      TOTAL CURRENT ASSETS                 1,132,874     917,671      676,028

MARKETABLE EQUITY SECURITIES                  53,309      64,740       48,974

OTHER LONG-TERM INVESTMENTS                  203,857     214,044      208,563

OTHER ASSETS                                 122,702     133,652      116,119

PROPERTY, PLANT AND EQUIPMENT, NET           530,285     454,597      370,382

TRADE NAMES AND GOODWILL                     888,215     703,572      532,881
                                          ----------   ---------   ----------
      TOTAL ASSETS                        $2,931,242  $2,488,276   $1,952,947
                                          ==========  ==========   ==========


See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (CONT.)


                                                      December 31,
                                             1995        1994         1993
                                            -----        -----        ----
                                      (In thousands, except per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                           $  104,017  $  209,720   $  189,003
  Accounts payable                           113,927     112,269       72,832
  Accrued compensation                        73,057      57,785       49,550
  Other accrued liabilities                  317,184     296,554      209,483
  Income taxes                                13,043       8,271       20,244
  Current portion of long-term debt           59,031      99,425       58,200
                                           ---------    --------      -------

      TOTAL CURRENT LIABILITIES              680,259     784,024      599,312

LONG-TERM DEBT                               761,578     408,986      218,090

OTHER NONCURRENT LIABILITIES                 158,321     152,697      156,400

DEFERRED INCOME TAXES                         30,987      17,243            -

STOCKHOLDERS' EQUITY
  Par value of common stock issued ($1 par)  158,626     157,844       78,793
  Additional paid-in capital                 190,860     175,218      249,588
  Retained earnings                          938,567     788,862      654,819
  Net unrealized gain on securities
   available for sale                         15,912       9,868          N/A
  Cumulative translation adjustment           (3,868)     (6,466)      (4,055)
                                            --------   --------     ---------

       TOTAL STOCKHOLDERS' EQUITY          1,300,097   1,125,326     979,145
                                           ---------   ---------   ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $2,931,242  $2,488,276   $1,952,947
                                           =========   =========    =========


See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                  1995        1994        1993
                                                  ----        ----        -----
                                                        (In thousands)
OPERATING ACTIVITIES:
  Net income                                 $  222,471  $  195,575  $  165,334
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
     Depreciation and amortization              101,722      72,485      64,262
     Deferred income taxes                       40,747      30,673      19,757
     Net gains(losses) on:
       Sale of businesses                             -           -      (1,233)
       Marketable equity securities             (15,819)       (373)          -
       Write-off of investment                   16,000           -           -
     Equity earnings of investment               (5,993)     (5,661)     (3,811)
   Changes in current accounts, excluding
    the effects of acquisitions and sale
    of businesses:
     Accounts receivable                         16,380        (254)   (129,562)
     Inventories                                 (4,444)    (13,798)     (6,328)
     Other current assets                        (4,629)      4,187        (860)
     Accounts payable                           (14,941)     (5,626)     (4,508)
     Accrued liabilities and other              (74,752)    (38,782)    (72,920)
                                               --------     -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES       276,742     238,426      30,131
                                               --------     -------     --------
INVESTING ACTIVITIES:
  Acquisitions, net                            (187,788)   (345,392)   (309,846)
  Expenditures for property, plant
   and equipment                                (82,562)    (66,026)    (58,898)
  Sale of businesses                                  -           -     219,638
  Sale of marketable equity securities           37,324       1,053           -
  Purchase of other investments                       -           -      (1,660)
  Disposals of noncurrent assets and other        1,227       2,628     (16,141)
                                              ---------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES          (231,799)   (407,737)   (166,907)
                                              ---------    --------    --------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                  1995        1994        1993
                                                  ----        ----        -----
                                                        (In thousands)
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                315,191     402,708     232,852
  Proceeds from exercised stock options
    and other                                     7,100       2,799       5,216
  Payments on notes payable and
    long-term debt                             (250,589)   (162,638)    (72,154)
  Cash dividends                                (72,766)    (61,532)    (54,280)
                                               ---------    --------    --------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                            (1,064)    181,337     111,634
                                               ---------    --------    --------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS  43,879      12,026     (25,142)
Cash and cash equivalents at beginning of year   14,892       2,866      28,008
                                               ---------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $   58,771   $  14,892   $   2,866
                                               =========   =========    ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
    Income taxes                             $  129,300   $ 115,900   $ 144,700
    Interest                                     44,800      31,100      18,900

See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Net
                                                                      Unrealized
                                                                       Gain on
                                                Add'l                 Securities     Cumulative
                                    Common     Paid-In    Retained    Available     Translation
                                    Stock      Capital(1) Earnings     for Sale      Adjustment
                                   --------   --------    --------    ----------    ------------
                                                (In thousands, except per share amounts)

Balance at December 31, 1992      $  78,338   $239,483    $543,765    $    N/A      $  (2,208)

Net income                                                 165,334
Cash dividends:
 Common stock $0.35 per share                              (54,280)
Stock issued for acquisition             44      1,715
Exercise of stock options               445      8,374
Foreign currency translation
 and other                              (34)        16                                 (1,847)
                                   --------   --------    --------    ----------    ------------

Balance at December 31, 1993         78,793    249,588     654,819         N/A         (4,055)

Net income                                                 195,575
Fair value adjustment for
 securities available for
 sale at January 1, 1994                                                 3,353
Cash dividends:
 Common stock $0.39 per share                              (61,532)
Stock split, form of 100%
 stock dividend                      78,910    (78,910)
Exercise of stock options               155      4,604
Change in net unrealized
 gain on securities
 available for sale                                                      6,515
Foreign currency translation
 and other                              (14)       (64)                                (2,411)
                                   --------   --------    --------    ----------    ------------
Balance at December 31, 1994        157,844    175,218     788,862       9,868         (6,466)

                                              NEWELL CO. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Net
                                                                      Unrealized
                                                                       Gain on
                                                Add'l                 Securities     Cumulative
                                    Common     Paid-In    Retained    Available     Translation
                                    Stock      Capital(1) Earnings     for Sale      Adjustment
                                   --------   --------    --------    ----------    ------------
                                                (In thousands, except per share amounts)

Net income                                                 222,471
Cash dividends:
 Common stock $0.46 per share                              (72,766)
Stock issued for acquisitions           381      8,943
Exercise of stock options               412      6,759
Change in net unrealized
 gain on securities
 available for sale                                                      6,044
Foreign currency translation
 and other                              (11)       (60)                                 2,598
                                   --------   --------    --------    ----------    ------------

Balance at December 31, 1995       $158,626   $190,860    $938,567    $ 15,912       $ (3,868)
                                   ========    =======     =======     =======        =======


(1) Net of treasury stock (at cost) of $37, $134 and $161 as of December 31, 1993, 1994 and 1995, respectively.






See notes to consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1995, 1994 AND 1993


1)   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: The consolidated financial statements include the accounts of Newell and its majority owned subsidiaries ("the Company") after elimination of intercompany accounts and transactions.

     Use of estimates: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses and related disclosures.

     Revenue Recognition: Sales of merchandise are recognized upon shipment to customers.

     Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Long-term Investments: The fair value of the investment in convertible preferred stock of the Black & Decker Corporation ("Black & Decker") was based on an independent appraisal.

     Long-term Debt: The fair value of the Company's long-term debt issued under the medium-term note program is estimated based on quoted market prices which approximate cost. All other significant long-term debt are floating rate instruments whose carrying amounts approximate fair value.

     Derivatives: Premiums paid related to interest rate swap agreements are amortized into interest expense over the terms of the agreements. Unamortized premiums are included in other assets in the consolidated balance sheets.

     Gains and losses relating to qualifying hedges of firm commitments are deferred and are recognized in income as adjustments of carrying amounts when the hedged transaction occurs.

     Allowances for Doubtful Accounts: Allowances for doubtful accounts at December 31, totalled $11.0 million in 1995, $10.9 million in 1994 and $6.2 million in 1993.

     Inventories: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 89%, 87% and 83% of total inventories at December 31, 1995, 1994 and 1993, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in" first-out"("FIFO") method.

     If the FIFO inventory valuation method had been used exclusively, inventories would have been increased by $29.0 million, $12.3 million and $9.2 million at December 31, 1995, 1994 and 1993, respectively.

     The components of inventories at the end of each year, net of the LIFO reserve, were as follows:

                                               December 31,
                                          1995     1994      1993
                                         ------   ------    ------
                                            (In millions)

     Materials and supplies              $147.7   $ 81.7    $ 71.3
     Work in process                       87.5     98.9      49.6
     Finished products                    274.0    240.1     180.1
                                         ------   ------    ------
                                         $509.2   $420.7    $301.0
                                          =====    =====     =====

     Reserves for excess and obsolete inventories at December 31 totalled $37.5 million in 1995, $27.0 million in 1994 and $19.3 million in 1993.

     Long-term Marketable Equity Securities: Long-term marketable equity securities at the end of each year are summarized as follows:

                                               December 31,
                                          1995     1994      1993
                                         ------   ------    ------
                                            (In millions)

     Aggregate market value              $ 53.3   $ 64.7    $ 54.6
     Aggregate cost                        26.8     48.3      49.0
                                         ------   ------    ------
     Unrealized gain                     $ 26.5   $ 16.4    $  5.6
                                         ======   ======    ======

     Beginning January 1, 1994, long-term marketable equity securities are carried at fair value with adjustments for fair value reported separately as a component of stockholders' equity and excluded from earnings.

     During 1995, the Company received proceeds of $37.3 million from the sale of long-term marketable securities and recorded a gain of $15.8 million on the sale. Gains and losses on the sales of long-term marketable securities are based upon the average cost of securities sold.

     Other Long-Term Investments: The Company owns 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, purchased at a cost of $150.0 million. The Series B preferred shares pay a 7 3/4% cumulative dividend, are convertible into Black & Decker common stock at $23.62 per share, and have voting rights equivalent to the common stock into which they are convertible. These shares have restrictions on disposition by the Company, and Black & Decker has the option during the 90-day period beginning September 15, 2001, to repurchase the remaining preferred shares and any common stock issued upon conversion then held by the Company. The estimated fair value of this investment was $244.5 million at December 31, 1995.

     The Company has a 49% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the VISE-GRIP and IRWIN trademarks. This investment is accounted for on the equity method with a net investment of $39.2 million included in Other Long-Term Investments at December 31, 1995.

     Accounting Principles to be Adopted: In 1995, the Financial Accounting standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement has not been adopted by the Company and management believes that the adoption of this statement in 1996 will not be material to the consolidated financial statements.

     In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company will adopt this statement in 1996 which will require additional disclosures in the footnotes to the consolidated financial statements. Management believes the adoption of this statement will not be material to the consolidated financial statements.

     Property, Plant and Equipment: Property, plant and equipment at the end of each year consisted of the following:

                                                December 31,

                                           1995     1994      1993
                                           -----    ----      -----
                                                (In millions)

     Land                                $  16.2  $   9.6   $   7.1
     Buildings and improvements            194.8    164.8     136.5
     Machinery and equipment               647.8    515.8     419.1
                                           ------   ------    ------
                                           858.8    690.2     562.7
     Allowance for depreciation           (328.5)  (235.6)   (192.3)
                                           ------   ------    ------
                                         $ 530.3  $ 454.6   $ 370.4
                                           ======   ======    ======

     The components of depreciation are provided by annual charges to income calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Estimated useful lives determined by the Company are as follows:

          Buildings and improvements     20-40 years

          Machinery and equipment         5-12 years

Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense.

     Trade Names and Goodwill: Trade names and the excess of cost over identifiable net assets of businesses acquired are being amortized over 40 years on a straight-line basis. Accumulated amortization of trade names and goodwill was $76.3 million, $57.0 million and $42.1 million at December 31, 1995, 1994 and 1993, respectively.

     Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the relevant business unit's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Accrued Liabilities: Accrued liabilities at the end of each year included the following:
                                                December 31,

                                           1995     1994      1993
                                           -----    ----      -----
                                                (In millions)

     Promotion accruals                   $ 82.6   $ 74.9    $ 53.4

     Accrued self-insurance liability       39.7     38.7      36.1

     The self-insurance accrual is primarily for workers' compensation and is estimated based upon historical claim experience.

     Foreign Currency Translation: Foreign currency translation gains and losses were insignificant in 1995, 1994 and 1993.

     Reclassification: Certain 1993 and 1994 amounts have been reclassified to conform with the 1995 presentation.


2)   ACQUISITIONS AND DIVESTITURES OF BUSINESSES

1993
-----

     On April 30, 1993, the Company acquired substantially all of the assets of Levolor Corporation ("Levolor"), a manufacturer and distributor of decorative window coverings. The purchase price was $72.5 million in cash. On September 22, 1993, the Company acquired Lee Rowan Co. ("Lee Rowan"), a manufacturer and marketer of coated wire storage and organization products. The purchase price was $73.5 million in cash. On November 9, 1993, the Company acquired Goody Products, Inc. ("Goody"), a manufacturer and marketer of personal consumer products including hair accessories and beauty organizers. The purchase price, excluding the cost of Goody common stock that the Company owned prior to the acquisition, was $147.1 million in cash.

     These transactions were accounted for as purchases. The results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1993 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $208.2 million.

1994
-----

     On August 29, 1994, the Company acquired Home Fashions, Inc. ("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades sold under the Del Mar and LouverDrape brand names. The purchase price was $130.4 million in cash. This company was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation, a maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, whose products are marketed under the Eberhard Faber brand name ("Eberhard Faber"). The purchase price was $137.3 million in cash. This company was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as "Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S.-manufactured cookware and dinnerware brands. The purchase price was $87.8 million in cash.

     These transactions were accounted for as purchases. The results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1994 acquisitions was allocated to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $197.8 million. The allocations of cost were completed in 1995 with no material adjustments to the financial statements.

1995
-----

     On September 29, 1995, the Company acquired Decorel Incorporated ("Decorel"), a manufacturer and marketer of ready-made picture frames. The purchase price was $29.6 million in cash. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer of markers and writing instruments. The purchase price was $118.8 million in cash. This company will be combined into Sanford.

     These transactions were accounted for as purchases. The results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The cost of the 1995 acquisitions was allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $188.3 million. The total adjustments to the purchase price allocation are not expected to be material to the financial statements.



     The unaudited consolidated results of operations for the years ended December 31, 1995 and 1994 on a pro forma basis, as though
Berol, Decorel, HFI, Eberhard Faber and Newell Europe each had been acquired on January 1, 1994, are as follows:


                                  Year Ended December 31,
                             ---------------------------------------
                                      1995          1994
                                      ----          -----
                             (In millions, except per share amounts)

     Net sales                       $2,732.3       $2,767.7

     Net income                         218.3          195.1

     Earnings per share                  1.38           1.24


3)   CREDIT ARRANGEMENTS

     The Company has short-term foreign and domestic lines of credit with various banks. Under the line of credit arrangements, the Company may borrow U.S. or foreign currencies up to $280.2 million (of which $170.7 million was available at December 31, 1995) based upon such terms as the Company and the respective banks have mutually agreed upon. Committed lines of credit compose $134.5 million of the total line of credit arrangements. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. Compensating balances on the Company's foreign and domestic lines of credit are not material.

     The following is a summary of borrowings under foreign and domestic lines of credit:

                                       1995       1994       1993
                                      ------     ------     ------
                                                (In millions)
     Notes payable to banks:

       Outstanding at year-end

       - borrowing                    $104.0     $ 92.6    $  50.3

       - average interest rate           6.6%       6.0%       3.3%

       Average for the year

       - borrowing                     102.4       21.5       37.3

       - average interest rate           6.7%       4.9%       3.3%

     Maximum borrowing outstanding
      during the year                  137.8      119.3      138.0


     The Company can also issue $750 million of commercial paper. The revolving credit facilities, as described in note 4 to the consolidated financial statements, provide the committed backup liquidity required to issue commercial paper. The entire amount of commercial paper is classified as long-term under the five-year revolving credit agreement. The following is a summary of commercial paper:

                                       1995       1994       1993
                                      ------     ------     ------
                                                (In millions)
     Commercial paper:

       Outstanding at year-end
       - borrowing                    $448.6     $417.1     $138.7
       - average interest rate           5.8%       6.0%      3.3%

       Average for the year
       - borrowing                     410.4      324.8       4.4
       - average interest rate           6.0%      4.4%       3.3%

     Maximum borrowing outstanding
     during the year                   500.0     479.0      138.7

4)   LONG-TERM DEBT

     The following is a summary of long-term debt:

                                               December 31,

                                        1995       1994        1993
                                       ------     ------      ------
                                                (In millions)

     Medium-term notes                 $345.0     $186.0      $153.0

     Revolving Credit Agreement:

       Commercial paper                 448.6      300.0           -

       Loans payable to banks              -          -        100.0

     Other long-term debt                27.0       22.4        23.3
                                       ------     ------      ------
                                        820.6      508.4       276.3

   Current portion                      (59.0)     (99.4)      (58.2)
                                       ------     ------      ------
                                       $761.6     $409.0      $218.1
                                       ======     ======      ======

     At December 31, 1995, the Company had outstanding $345.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.3%.

     In June 1995, the Company entered into a five-year $550.0 million revolving credit agreement and a $200.0 million, 364-day revolving credit agreement (and terminated its existing revolving credit agreements). Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At December 31, 1995, there were no borrowings under the revolving credit agreements.

     In lieu of borrowings under the revolving credit agreements, the Company may issue up to $750.0 million of commercial paper. The Company's revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At December 31, 1995, $448.6 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the five-year revolving credit agreement. The entire amount is classified as long-term debt.

     The revolving credit agreements permit the Company to borrow funds using Syndicated loans (Base Rate loans or Eurodollar loans),

Money Market loans (LIBOR Market loans or Set Rate loans) or Acceptance liabilities, as selected by the Company. The terms of these agreements require, among other things, that the Company maintain a certain Total Debt to Total Capital Ratio and a minimum Operating Income to Interest Expense Ratio, all capitalized terms as defined in these agreements. As of December 31, 1995, the Company was in compliance with these agreements.

     The aggregate maturities of long-term debt outstanding at December 31, 1995, are as follows:

                       Year        Aggregate Maturities
                       ----        --------------------
                                      (In millions)

                       1996                $59.0
                       1997                  3.3
                       1998                  1.3
                       1999                  8.3
                       2000                596.9
                     Thereafter            121.8
                                    -----------------
                                          $820.6
                                           =====

     As of January 23, 1996, the Company has a universal shelf registration statement under which the Company may issue up to $500 million of debt and equity securities, subject to market conditions.


5)   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.
They are used to manage certain interest rate and foreign currency risks.

     Interest rate swap agreements are utilized to convert certain floating rate debt instruments into fixed rate debt or to convert certain floating rate debt based on federal funds rates to floating rate debt based upon commercial paper rates. As of December 31, 1995, the Company was party to two interest rate swap agreements which terminate in June 1996 and June 1998, respectively. The first agreement requires the Company to pay on a monthly basis the amounts by which the commercial paper rate exceeds the Federal Funds rate on $50.0 million of debt. The second agreement has a principal value of $100.0 million and converts one month LIBOR rate debt into fixed rate debt with a rate of 5.5%.

     The Company uses forward exchange contracts to hedge certain purchase commitments denominated in currencies other than the domestic currency (primarily Japanese yen and U.S. dollar for the Company's

Canadian subsidiary). As of December 31, 1995, the Company had no forward exchange contracts outstanding.

     The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties. The market value of all the Company's derivatives approximates their carrying values.


6)   LEASES

     The Company has minimum rental payments through the year 2007 under noncancellable operating leases as follows:



                 Year            Minimum Payments
                 ----            ----------------
                                  (In millions)

                 1996                  $25.1

                 1997                   18.5

                 1998                   11.8

                 1999                    7.5

                 2000                    4.7

              Thereafter                17.5
                                       -----
                                       $85.1
                                       =====


     Total rental expense for all operating leases was approximately $38.3 million, $31.8 million and $26.0 million in 1995, 1994 and 1993, respectively.


7)   EMPLOYEE BENEFIT RETIREMENT PLANS

     The Company and its subsidiaries have noncontributory pension and profit sharing plans covering substantially all of its foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974 or local statutes to assure that plan assets will be adequate to provide retirement benefits. Due to the overfunded status of most of the pension plans, contributions to these plans were insignificant during the past three years.

     The net periodic pension cost components for the pension plans are as follows:

                                           Year Ended December 31,
                                         ---------------------------
                                         1995       1994       1993
                                         ----       ----       ----

                                              (In millions)
Service cost-benefits earned
 during the year                        $ 14.3     $ 13.4     $  8.3

Interest cost on projected
 benefit obligation                       35.0       31.3       27.3

Actual return on assets                  (64.0)     (31.3)     (42.7)

Net amortization and
 other components                         17.5       (9.4)       6.8
                                         -----      -----       -----
 Total pension plan
 expense (income)                       $  2.8     $  4.0     $  (.3)
                                         =====      =====      =====


     The principal actuarial assumptions used are as follows:

                                          1995       1994       1993
                                          ----       ----       ----
                                                (In percent)
Measurement of projected
 benefit obligation:

  Discount rate                           7.75%         8%      7.25%

  Long-term rate of
   compensation increase                     5%         5%         5%

  Long-term rate of return on
   plan assets                               9%         9%         9%

     The following table sets forth the funded status of the pension plans and the amount recognized in the Company's consolidated balance sheets:

                                         Plans Whose             Plans Whose
                                            Assets               Accumulated
                                            Exceed                 Benefits
                                         Accumulated                Exceed
                                           Benefits                 Assets
                                       --------------            -------------

                                       1995      1994           1995      1994
                                       ----      ----           ----      ----

                                                    (In millions)

Actuarial present value of
 benefit obligations:
   Vested                            $329.0    $347.1          $ 89.2   $ 21.1
   Nonvested                           10.1      12.0            10.5      4.8
                                     ------    ------          ------   ------

     Accumulated benefit
      obligation                      339.1     359.1            99.7     25.9

Effect of projected future
 salary increases                      15.2      20.9            17.9      5.7
                                     ------    ------          ------   ------
     Projected benefit obligation     354.3     380.0           117.6     31.6

Plan assets at market value
 (primarily common stock and
  fixed income investments)           463.1     469.2            75.9      6.1
                                     ------    ------          ------   ------

Plan assets in excess of (less
 than) projected benefit obligation   108.8      89.2           (41.7)   (25.5)

Unrecognized transition (net asset)
 obligation                            (4.5)    (13.5)           (3.1)     1.7

Unrecognized prior service cost        (3.0)        -             1.1        -
Unrecognized net (gain)loss           (21.9)     (7.5)           11.3      5.1
                                     ------    ------          ------   ------
Net pension asset (liability)
 recognized in the consolidated
 balance sheets                      $ 79.4    $ 68.2          $(32.4)  $(18.7)
                                      =====     =====           =====    =====

      Total expense under all profit sharing plans were $5.5 million, $4.5 million and $3.5 million for the years ended December 31, 1995, 1994 and 1993, respectively.

8)   RETIREE HEALTH CARE

     Several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups.

     The components of the net postretirement health care cost are as follows:
                                                      Year Ended December 31,
                                                       1995    1994    1993
                                                       ----    ----    ----
                                                           (In millions)
       Service cost-benefits attributed
          to service during the period                $ 1.7   $ 2.0   $ 1.1
       Interest cost on accumulated
          postretirement benefit obligation             7.5     7.3     8.1
          Net amortization and deferral                ( .5)      -       -
                                                       ----    ----    ----
             Net postretirement health care cost      $ 8.7   $ 9.3   $ 9.2
                                                      =====    ====    ====

      A reconciliation of the accumulated postretirement benefit obligation to the liability recognized in the consolidated balance sheets is as follows:

                                                            December 31,
                                                      1995      1994    1993
                                                     -------  -------  -------
                                                           (In millions)
        Accumulated postretirement
          benefit obligation:
        Retirees                                    $ (67.4) $ (65.2) $ (73.0)
        Fully eligible active plan participants        (5.6)    (6.0)    (5.2)
        Other active plan participants                (23.4)   (21.1)   (22.8)
                                                     -------  -------  -------
        Accumulated postretirement benefit
          obligation                                  (96.4)   (92.3)  (101.0)
        Market value of assets                            -        -        -
                                                     -------  -------  -------
        Funded status                                 (96.4)   (92.3)  (101.0)
        Unrecognized net(gain)                        (13.0)   (16.7)    (8.4)
                                                     -------  -------  -------
        Other Noncurrent Liability                  $(109.4)  $(109.0) $(109.4)
                                                     =======  =======  =======

      The actuarial calculation assumes an 11% increase in the health care cost trend rate for fiscal year 1995. The assumed rate decreases one percent every year through the sixth year to six percent and remains constant beyond that point. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $6.2 million and increase net periodic cost by $.8 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in 1995, 8% in 1994 and 7.25% in 1993.


9)   STOCKHOLDERS' EQUITY AND PER SHARE DATA

     The Company's common stock consists of 400.0 million authorized shares, with a par value of $1 per share. Of the total unissued common shares at December 31, 1995, total shares in reserve included
8.9 million shares for issuance under the Company's stock option plans.

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

10)  STOCK OPTIONS

     All options are granted at prices at least equal to the market value on the date of grant and expire five years to ten years and one day thereafter.

     The following summarizes the changes in number of shares of common stock under option:

                                                           Range of
                                     Number of             Per Share
                                      Shares             Option Prices
                                     --------            -------------

Outstanding at December 31, 1992     2,552,880           3.84  -  24.44
  Granted                              431,860          16.44  -  19.38
  Goody Grants Assumed                  53,210           8.63  -  15.16
  Exercised                           (881,428)          3.88  -  16.44
  Cancelled                            (74,322)         10.35  -  10.35
                                     ---------

Outstanding at December 31, 1993     2,082,200           3.84  -  24.44
  Granted                              454,400          19.88  -  22.38
  Exercised                           (273,196)          3.84  -  19.19
  Cancelled                           (107,646)          7.34  -  21.75
                                     ---------

Outstanding at December 31, 1994     2,155,758           3.84  -  24.44
  Granted                              284,250          23.25  -  26.00
  Exercised                           (411,528)          3.84  -  24.44
  Cancelled                            (82,750)         16.44  -  26.00
                                     ---------

Outstanding at December 31, 1995     1,945,730           3.88  -  26.00
                                    ==========


      Options outstanding on December 31, 1995, are exercisable at an average price of $18.72 and expire on various dates from January 25, 1996 to November 9, 2005.

11)  INCOME TAXES

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," for computing its income tax provision. The provision for income taxes consists of the following:

                                                 Year Ended December 31,
                                              1995        1994        1993
                                              ----        ----        ----
                                                     (In millions)
     Current:
       Federal                             $  88.5     $  82.3     $  70.5
       State                                  16.7        19.1        19.0
       Foreign                                 2.4         1.6         0.9
                                            -------     -------      ------
                                             107.6       103.0        90.4
     Deferred                                 40.7        30.7        19.8
                                            -------     -------      ------
     Total                                 $ 148.3     $ 133.7     $ 110.2
                                             ======      ======      ======

      The components of the net deferred tax asset are as follows:


                                                       December 31,
                                              ----------------------------
                                              1995        1994        1993
                                              ----        ----        ----
                                                     (In millions)
     Deferred tax assets:
       Accruals, not currently
         deductible for tax purposes         $ 105.1     $ 79.5     $  65.1
       Postretirement liabilities               43.6       44.9        48.0
        Inventory reserves                      16.5        6.2         2.1
       Self-insurance liability                 13.2       14.1        11.3
        Other                                     .8        3.0         2.2
                                              ------     ------     -------
                                               179.2      147.7       128.7
      Deferred tax liabilities:
       Accelerated depreciation                (45.5)     (37.1)      (26.3)
       Prepaid pension asset                   (31.6)     (24.2)      (24.5)
        Unrealized gain on securities
         available for sale                    (10.6)      (6.5)          -
       Other                                   (15.0)      (7.0)       (1.6)
                                               ------       -----      ------
                                              (102.7)     (74.8)      (52.4)
                                               ------     -------     -------
     Net deferred tax asset                   $  76.5     $  72.9     $  76.3
                                               ======      ======      ======

      The net deferred tax asset is classified in the consolidated balance sheets as follows:

                                                      December 31,
                                              1995        1994        1993
                                              ----        ----        -----

                                                     (In millions)
     Current net deferred income
        tax asset                           $ 107.5     $  90.1     $  73.5
     Noncurrent deferred income taxes:
       Included in Other Assets                -           -            2.8
        Liability                             (31.0)      (17.2)          -
                                            _______      ______     _______
                                            $  76.5     $  72.9     $  76.3
                                             ======      ======      ======

      A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

                                                Year Ended December 31,
                                               -----------------------------
                                               1995        1994        1993
                                               ----        ----        ----
                                                       (In percent)
     Statutory rate                           35.0%       35.0%       35.0%
     Add (deduct) effect of:
       State income taxes, net of
        federal income tax effect              4.3         4.5         4.5
       Nondeductible trade names
         and goodwill amortization             1.4         1.3         0.9
                                              ----        -----       -----
       Other                                  (0.7)       (0.2)       (0.4)
     Effective rate                           40.0%       40.6%       40.0%
                                               ====        ====        ====

      No U.S. deferred taxes have been provided on undistributed non-U.S. subsidiary earnings of $28.1 million, which are considered to be permanently invested.

     The non-U.S. component of income before income taxes was $19.3 million in 1995, $3.5 million in 1994 and $1.8 million in 1993.

12)  OTHER NONOPERATING EXPENSES(INCOME)

     Total other nonoperating expenses (income) consist of the following:

                                                   Year Ended December 31,

                                               1995        1994         1993
                                               ----        ----         -----
                                                       (In millions)

      Interest income                         $ (1.9)     $ (1.0)      $  (.9)

      Trade names and goodwill amortization     19.3        15.4         10.1

      Dividend income                          (12.8)      (12.6)       (12.9)

      Equity in earnings of
       American Tool Companies, Inc.            (6.0)       (5.7)        (3.8)

      Write-downs in carrying value
       of a long-term foreign
       investment accounted for under
       the equity method                        16.0           -            -

      Net gain on marketable
        equity securities                      (15.8)       (0.4)           -

      Other                                        0.1         2.9         (1.0)
                                                 -----        ----         -----
                                                $ (1.1)     $ (1.4)      $ (8.5)
                                                 =====       =====        =====

13)  OTHER OPERATING INFORMATION

INDUSTRY SEGMENT INFORMATION

     The Company operates in a single industry segment; the Company is a manufacturer and full-service marketer of high-volume, brand-name, staple consumer products sold to volume purchasers. The Company's consumer products are sold through a variety of retail and wholesale distribution channels.

     The Company's consumer products and the primary brand names under which they are sold include:
                                             Primary
Product Group       Product Class            Brand Names
-------------       -------------            ---------------

Housewares          Glassware & Plasticware  Anchor Hocking(R)
                                             Pyrex(R) (1)
                    Aluminum Cookware &      Mirro(R)
                    Bakeware                 WearEver(R)
                    Hair Accessories         Goody(R)
                                             Ace(R)

Home Furnishings    Window Treatments        Newell(R)
                                             Levolor(R)
                                             LouverDrape(R)
                                             Del Mar(R)
                                             Joanna(R)
                    Home Storage Products    Lee Rowan(R)
                                             System Works(R)
                    Picture Frames           Intercraft(R)
                                             Decorel(R)
                                             Holson Burnes(TM)

Office Products     Markers & Writing        Sanford(R)
                    Instruments              Eberhard Faber(R)
                                             Berol(R)
                    School Supplies &        Stuart Hall(R)
                    Stationery
                    Desktop & Computer       Newell(R)
                    Accessories              Rogers(R)
                                             Keene(R)

Hardware &          Hardware                 Amerock(R)
Tools                                        Bulldog(R)
                    Paint Applicators        EZ Paintr(R)
                    Hand Torches             BernzOmatic(R)

(1)  Marketed in Europe, the Middle East and Africa.

  Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated sales in 1995, 15% in 1994 and 14% in 1993. Sales to each of the Company's other customers, individually, amounted to less than 10% of consolidated net sales.

GEOGRAPHIC SEGMENT INFORMATION

     Prior to the November 1994 acquisition of Newell Europe and the November 1995 acquisition of Berol, the Company operated principally in the United States and Canada. Following these acquisitions, the Company operates in several non-U.S. locations including England, France, Germany, Mexico and Colombia. Summary financial information by geographic area included in the consolidated financial statements is as follows.
                                                           1995
                                                       -------------
                                                       (In millions)

Net sales:
     U.S.                                               $2,214.0
     Non-U.S.                                              284.4
                                                        --------
  Total                                                 $2,498.4
                                                         =======
Operating Income:
     U.S.                                               $  395.5
     Non-U.S.                                               24.0
                                                        --------
   Total                                                $  419.5
                                                         =======

Total assets at December 31
  U.S. (including corporate assets
        of $972.7 million)                              $2,517.2
  Non-U.S.                                                 414.0
                                                        --------
    Total                                               $2,931.2
                                                         =======

Sales between geographic areas are not material.


14)  LITIGATION

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

     The Company and its subsidiaries are involved in various matters concerning federal and state environmental laws and regulations, including seventeen matters in which they have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at hazardous waste disposal sites under the Comprehensive Environmental Response,

Compensation and Liability Act ("Superfund") and equivalent state laws. In assessing its remediation costs, the Company has considered several factors, including: the extent of the Company's volumetric contribution at each site relative to that of other PRPs; the kind of waste; where applicable, the terms of existing cost sharing and other agreements; the ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with environmental remediation; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other party's status as a PRP is disputed. Based on information currently available to it, the Company's estimate of remediation costs associated with these matters ranges between $11.0 million and $15.6 million. As of December 31, 1995, the Company had a reserve equal to $13.8 million for such remediation costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
-------   -----------------------------------------------------------

None.

                               PART III


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

     Information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

     Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held May 8, 1996 ("Proxy Statement") under the caption "Proposal 1 - Election of Directors," which information is hereby incorporated by reference herein.

     Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption
"Compliance with Forms 3, 4 and 5 Reporting Requirements," which information is hereby incorporated by reference herein.



Item 11.  Executive Compensation
--------  ----------------------

     Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors
- Information Regarding Board of Directors and Committees," the captions "Executive Compensation - Summary; - Option Grants in 1995; - Option Exercises in 1995; - Pension and Retirement Plans; - Employment Security Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.


Item 12.  Security Ownerships of Certain Beneficial Owners and Management
--------  ---------------------------------------------------------------

     Information regarding security ownership is included in the Proxy Statement under the caption "Certain Beneficial Owners," which information is hereby incorporated by reference herein.


Item 13.  Certain Relationships and Related Transactions
-------   ------------------------------------------------

     Not Applicable.

                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K
--------  -------------------------------------------------------

          (a) (1) The following is a list of the financial statements of Newell Co. included in this report on Form 10-K which are filed herewith pursuant to
                    Item 8:

                    Report of Independent Public Accountants

                    Consolidated Statements of Income - Years Ended December 31, 1995, 1994 and 1993

                    Consolidated Balance Sheets - December 31, 1995,
                    1994 and 1993

                    Consolidated Statements of Cash Flows - Year Ended December 31, 1995, 1994 and 1993

                    Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

                    Notes to Consolidated Financial Statements -
                    December 31, 1995, 1994 and 1993

               (2) The following is a list of the consolidated financial statement schedules of the Company included in this report on Form 10-K which are filed herewith pursuant to Item 14(d) and appear immediately preceding the Exhibit Index:

                    Schedule  VIII - Valuation and Qualifying Accounts

               (3)  The exhibits filed herewith are listed on the
                    Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the
                    Exhibit Index is separately identified by an asterisk.

          (b)  Reports on Form 8-K

               (1)  Registrant filed a Report on Form 8-K dated
                    November 14, 1995 reporting the filing of an unallocated shelf registration statement on Form S-3.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEWELL CO.
                                 Registrant
                                 By   /s/ William T. Alldredge
                                      ----------------------------
                                        William T. Alldredge
                                   Vice President-Finance

                                 Date     March  12, 1996
                                   -------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                            Title
     ---------                          ----------

/s/ Daniel C. Ferguson            Chairman of the Board and Director
----------------------------
    Daniel C. Ferguson


/s/ William P. Sovey              Vice Chairman of the Board, Chief Executive
----------------------------
    William P. Sovey              Officer and Director
                                           (Principal Executive Officer)


/s/ Thomas A. Ferguson, Jr.       President and Chief Operating Officer
----------------------------
  Thomas A. Ferguson, Jr.         and Director


/s/ Donald L. Krause              Senior Vice President-Corporate Controller
----------------------------
    Donald L. Krause             (Principal Accounting Officer)


/s/ William T. Alldredge          Vice President-Finance
----------------------------
    William T. Alldredge          (Principal Financial Officer)

/s/ Alton F. Doody                Director
----------------------------
    Alton F. Doody

/s/ Gary H. Driggs                Director
----------------------------
    Gary H. Driggs


/s/ Robert L. Katz                Director
----------------------------
    Robert L. Katz


/s/ John J. McDonough             Director
----------------------------
    John J. McDonough


/s/ Elizabeth Cuthbert Millett    Director
----------------------------
    Elizabeth Cuthbert Millett


/s/ Cynthia A. Montgomery         Director
----------------------------
    Cynthia A. Montgomery


/s/ Allan P. Newell               Director
----------------------------
    Allan P. Newell


                                  Director
----------------------------
    Henry B. Pearsall

           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                      NEWELL CO. AND SUBSIDIARIES

-----------------------------------------------------------------------------------

Column A                 Column B         Column C        Column D         Column E
--------                 ---------        --------        --------         --------
-----------------------------------------------------------------------------------

                                        Additions
                                ----------------------------------------------------

                    Balance at  Charged to    Charged to                  Balance at
                    Beginning   costs and  other accounts   Deductions      end
   Description      of Period    expenses        (A)           (B)       of period
   -----------      ---------   ----------  -------------  ------------ ------------
Allowance for
 doubtful accounts:

  Year ended
   December 31, 1995  $10,886     $2,838      $1,990        $(4,700)      $11,014

  Year ended
   December 31, 1994    6,226      2,780       3,996         (2,116)       10,886

  Year ended
   December 31, 1993    5,577      2,068        1,420         (2,839)       6,226

Note A - Represents recovery of accounts previously written off, along with reserves of acquired businesses.

Note B - Represents accounts charged off.

                            Balance at
                           Beginning of                                 Balance at
                             Period        Provision    Write-offs     End of Period
                           -----------     ---------    ----------     -------------
Reserve for excess
 and obsolete inventories:

  Year ended
   December 31, 1995        $(26,987)      $(14,205)    $  3,700         $(37,492)

  Year ended
   December 31, 1994         (19,297)       (12,096)       4,406          (26,987)

  Year ended
   December 31, 1993         (17,605)        (3,062)       1,370          (19,297)

                          (C)  EXHIBIT INDEX


                      Exhibit
                      Number   Description of Exhibit
                      -------  -------------------------

Item 3.   Articles of    3.1  Restated Certificate of Incorporation
          Incorporation       of Newell Co., as amended as of
          and By-Laws         September 7, 1995.

                         3.2  By-Laws of Newell Co., as amended
                              through November 9, 1995 (incorporated
                              by reference to Exhibit 4.2 to Pre-
                              effective Amendment No. 1 to the
                              Company's Registration Statement on Form
                              S-3, Reg. No. 33-64225, filed
                              January 23, 1996).

Item 4.   Instruments    4.1  Restated Certificate of Incorporation of
          defining the        Newell Co., as amended as of May 10,
          rights of           1995 is included in Item 3.1.
          security
          holders,       4.2  By-Laws of Newell Co., as amended
          including           through November 9, 1995, are included
          indentures          in Item 3.2.

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
                              Commission.

                   Exhibit
                   Number     Description of Exhibit
                   --------   -------------------------

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

                    *10.3 Newell Co. Deferred Compensation Plan, as amended, effective October 23, 1986.

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

                    *10.7 Newell Operating Company's Pension Plan for Factory and Distribution Hourly-Paid Employees, as amended and restated, effective January 1, 1984 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 0-7843) (the "1985 Form 10-K")).

                    Exhibit
                    Number    Description of Exhibit
                    -------   -------------------------

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

                    *10.10 Form of Employment Security Agreement with six executive officers (incorpor-ated by reference to Exhibit 10.10 to the 1990 Form 10-K).

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

                    *10.13    Newell Co. 1993 Stock Option Plan,
                              effective February 9, 1993 (incorporated by reference to the Company's
                              Registration Statement on Form S-8, File
                              No. 33-67632, filed August 19, 1994).

                    10.14     Form of Placement Agency Agreement
                              relating to private placement to
                              accredited investors of unsecured notes
                              of the Company (incorporated by
                              reference to Exhibit 10.20 to the 1993
                              Form 10-K).

                      Exhibit
                       Number   Description of Exhibit
                      -------  -------------------------

                        10.15 364-Day Credit Agreement dated as of
                              June 12, 1995 among the Company, certain of its affiliates, The Chase Manhattan Bank (National Association), as Agent and the banks whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1995 (the "June 1995 Form 10-Q")).

                        10.16 Five Year Credit Agreement dated as of
                              June 12, 1995 among the Company, certain of its affiliates, The Chase Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the June 1995 Form 10-Q).

Item 21.  Subsidiaries  21.1  Subsidiaries of the Company.
          of the
          Registrant

Item 23.  Consent of    23.1  Consent of Arthur Andersen LLP.
          experts and
          counsel

Item 27.  Financial     27    Financial Data Schedule.
          Data Schedule

Item 99.  Additional    99    Safe Harbor Statement.
          Exhibits

* Management contract or compensatory plan or arrangement of the Company.