Form 10-K/A
period 1995-12-31
NEWELL CO
filed 1996-03-29
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-K/A NO. 1

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

        Yes  __X__    No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There were 158.7 million shares of the Registrant's common stock outstanding as of January 31, 1996. The aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by nonaffiliates of the Registrant was approximately $3,960.3 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

This Amendment No. 1 is being filed in order to include Exhibit 12 to this Form 10-K.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEWELL CO.
                                     Registrant
                                     By  /s/ William T. Alldredge
                                      ------------------------------
                                      William T. Alldredge
                                      Vice President-Finance

                                     Date        March 24, 1996
                                       ----------------------------

          Pursuant to the requirements of the Securities Exchange Act
of 1934, this report has been signed below on    March 24, 1996    , by
the following persons on behalf of the Registrant and in the capacities indicated.

          Signature                                   Title
          ---------                                   -----
    /s/ William P. Sovey                Vice Chairman and Chief Executive Officer
    -----------------------------         (Principal Executive Officer)
        William P. Sovey

    /s/ Thomas A. Ferguson              President and Chief Operating
    -----------------------------         Officer and Director
        Thomas A. Ferguson

    /s/ Donald L. Krause                Senior Vice President-Corporate Controller
    -----------------------------         (Principal Accounting Officer)
        Donald L. Krause

    /s/ William T. Alldredge            Vice President-Finance
    -----------------------------         (Principal Financial Officer)
        William T. Alldredge

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

    /s/ Alton F. Doody                  Director
    -----------------------------
        Alton F. Doody

    /s/ Gary H. Driggs                  Director
    -----------------------------
        Gary H. Driggs

    /s/ Robert L. Katz                  Director
    -----------------------------
        Robert L. Katz

    /s/ John J. McDonough               Director
    -----------------------------
        John J. McDonough

    /s/ Elizabeth Cuthbert Millett      Director
    -----------------------------
        Elizabeth Cuthbert Millett

    /s/ Cynthia A. Montgomery           Director
    -----------------------------
        Cynthia A. Montgomery

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


Item 12   Statements re   12  Statement of Computation of Fixed
          computation of      Charges (in thousands, except
          ratios              ratio data)


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