Form 10-Q
period 1996-03-31
NEWELL CO
filed 1996-05-15
CIK 814453

FIRST QUARTER 1996


                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                          -----------------------

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934
            for the Quarterly Period Ended March 31, 1996

                         ------------------------

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

                           Yes __X__          No ______

  Number of shares of Common Stock outstanding
  as of April 22, 1996:  158,731,906

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements
           --------------------

                        NEWELL CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME


                                                  Three Months Ended
                                                      March 31,
                                                  ------------------
                                                    1996       1995
                                                    ----       ----
                                                      Unaudited
                                                (In thousands, except
                                                   per share data)

  Net sales                                    $  618,157 $  556,579
  Cost of products sold                           436,907    389,764
                                                  -------    -------
    GROSS INCOME                                  181,250    166,815

  Selling, general and
   administrative expenses                        111,754     93,420
                                                  -------    -------
    OPERATING INCOME                               69,496     73,395

  Nonoperating expenses (income):
    Interest expense                               14,442     11,838
    Other                                            (262)     1,392
                                                  -------    -------
    Net nonoperating expenses (income)             14,180     13,230
                                                  -------    -------
    INCOME BEFORE INCOME TAXES                     55,316     60,165

  Income taxes                                     22,126     24,066
                                                  -------    -------
    NET INCOME                                 $   33,190 $   36,099
                                                 ========   ========
  Earnings per share                           $     0.21 $     0.23
                                                 ========   ========
  Dividends per share                          $     0.14 $     0.10
                                                 ========   ========
  Weighted average shares outstanding             158,675    157,903
                                                 ========   ========



  See notes to consolidated financial statements.


                                                  NEWELL CO. AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,        December 31,
                                                                                               1996                1995
                                                                                           -----------        ------------
                                                                                             Unaudited
                                                                                                  (In thousands)
      ASSETS

       CURRENT ASSETS

        Cash and cash equivalents                                                              $   46,186     $    58,771

        Accounts receivable, net                                                                  369,770         390,296
        Inventories, net                                                                          547,720         509,245
        Deferred income taxes                                                                      95,993         107,499
        Prepaid expenses and other                                                                 73,649          67,063
                                                                                                 --------        --------
            TOTAL CURRENT ASSETS                                                                 1,133,318       1,132,874

      MARKETABLE EQUITY SECURITIES                                                                 57,278          53,309

      OTHER LONG-TERM INVESTMENTS                                                                 205,920         203,857

      OTHER ASSETS                                                                                117,076         122,702

      PROPERTY, PLANT AND EQUIPMENT, NET                                                          558,307         530,285

      TRADE NAMES AND GOODWILL                                                                    878,447         888,215
                                                                                                 --------        --------
            TOTAL ASSETS                                                                       $2,950,346      $2,931,242
                                                                                                =========       =========



    See notes to consolidated financial statements.


                                                  NEWELL CO. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS (CONT.)

                                                                                             March 31,        December 31,
                                                                                               1996                1995
                                                                                           -----------        ------------
                                                                                             Unaudited
                                                                                     (In thousands except per share amounts)

            LIABILITIES AND STOCKHOLDERS' EQUITY


      CURRENT LIABILITIES


        Notes payable                                                                        $  110,820      $  104,017
        Accounts payable                                                                        102,694         113,927
        Accrued compensation                                                                     60,679          73,057
        Other accrued liabilities                                                               283,420         317,184
        Income taxes                                                                             31,455          13,043
        Current portion of long-term debt                                                        58,052          59,031
                                                                                              ---------       ---------
             TOTAL CURRENT LIABILITIES                                                           647,120         680,259

      LONG-TERM DEBT                                                                            805,319         761,578

      OTHER NONCURRENT LIABILITIES                                                              160,059         158,321

      DEFERRED INCOME TAXES                                                                      29,790          30,987

      STOCKHOLDERS' EQUITY

        Par value of common stock issued ($1 par)                                               158,732         158,626
        Additional paid-in capital                                                              192,519         190,860
        Retained earnings                                                                       949,543         938,567
        Net unrealized gain on securities
         available for sale                                                                      18,293          15,912
        Cumulative translation adjustment                                                       (11,029)         (3,868)
                                                                                              ---------       ---------
        TOTAL STOCKHOLDERS' EQUITY                                                           1,308,058       1,300,097
                                                                                              ---------       ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $2,950,346      $2,931,242
                                                                                              =========       =========


   See notes to consolidated financial statements.


                                                  NEWELL CO. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                              1996             1995
                                                           ----------        --------
                                                                    Unaudited
                                                                  (In thousands)
    OPERATING ACTIVITIES:
      Net Income                                            $  33,190       $  36,099
      Adjustments to Reconcile Net Income to Net
       Cash Provided by Operating Activities:
         Depreciation and amortization                         29,895          23,100
         Deferred income taxes                                 13,079          (5,865)
         Other                                                 (2,107)             95
      Changes in Current Accounts:
         Accounts receivable                                   36,487          22,333
         Inventories                                           (4,195)        (44,560)
         Other current assets                                  (5,500)          8,657
         Accounts payable                                     (21,165)           (806)
         Accrued liabilities and other                        (23,000)         (8,442)
                                                           ----------        --------

       NET CASH PROVIDED BY OPERATING ACTIVITIES               56,684          30,611
                                                           ----------        --------
    INVESTING ACTIVITIES:
      Acquisitions, net                                       (35,287)        -
      Expenditures for property, plant and equipment          (14,847)        (18,211)
      Disposals of noncurrent assets and other                 (3,809)         (7,293)
                                                           ----------        --------
       NET CASH USED IN INVESTING ACTIVITIES                  (53,943)        (25,504)
                                                           ----------        --------
    FINANCING ACTIVITIES:
      Proceeds from issuance of debt                           63,439           9,691
      Proceeds from exercised stock options and other           1,765           1,304
      Payments on notes payable and long-term debt            (58,316)         (5,184)
      Cash dividends                                          (22,214)        (15,791)
                                                           ----------        --------
       NET CASH USED IN FINANCING ACTIVITIES                  (15,326)         (9,980)
                                                           ----------        --------
    DECREASE IN CASH AND CASH EQUIVALENTS                     (12,585)         (4,873)
    Cash and cash equivalents at beginning of year             58,771          14,892
                                                           ----------        --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  46,186       $  10,019
                                                           ==========        ========

    Supplemental cash flow disclosures:
      Cash paid during the year for -
        Interest                                            $  16,146       $  13,722
        Income taxes                                            8,513           2,137

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

  Note 2 - On September 29, 1995, the Company acquired Decorel Incorporated ("Decorel"), a manufacturer and marketer of ready-made picture frames. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer of markers and writing
            instruments.   For these 1995 acquisitions, the Company paid
            $152.6 million in cash and assumed $102.2 million of debt. On January 22, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. For this acquisition, the Company paid $35.3 million in cash and assumed $44.4 million of debt. These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $125.9 million. The total adjustments to the purchase price allocations are not expected to be material to the financial statements.

            The unaudited consolidated results of operations for the three months ended March 31, 1996 and 1995 on a pro forma basis, as though Decorel, Berol and Holson Burnes had been acquired on January 1, 1995, are as follows:

                                     Three Months Ended March 31,
                                          1996            1995
                                          ----            ----
                              (In millions, except per share amounts)

         Net sales                       $622.6          $639.2
         Net income                        32.0            31.1
         Earnings per share                0.20            0.20

  Note 3 - The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                       March 31,      December 31,
                                          1996            1995
                                       ---------      ------------
                                             (In millions)

         Materials and supplies          $136.2          $147.7
         Work in process                   93.7            87.5
         Finished products                317.8           274.0
                                          -----           -----

                                         $547.7          $509.2
                                          =====           =====

  Note 4 - Long-term marketable equity securities at the end of each period are summarized as follows:

                                       March 31,      December 31,
                                          1996            1995
                                       ---------      ------------
                                             (In millions)

         Aggregate market value          $57.3           $53.3
         Aggregate cost                   26.8            26.8
                                          ----            ----
         Unrealized gain                 $30.5           $26.5
                                          ====            ====

           Long-term marketable equity securities are carried at fair value with adjustments for fair value reported separately as a component of stockholders' equity and are excluded from earnings.

  Note 5 - Property, plant and equipment at the end of each period consisted of the following:

                                       March 31,      December 31,
                                          1996            1995
                                       ---------      ------------
                                             (In millions)

         Land                            $  21.5         $  16.2
         Buildings and improvements        205.5           194.8
         Machinery and equipment           650.3           620.2
                                           -----           -----
                                           877.3           831.2
         Allowance for depreciation       (319.0)         (300.9)
                                           -----           -----
                                         $ 558.3         $ 530.3
                                          ======          ======

  Note 6 - Long-term debt at the end of each period consisted of the following:

                                       March 31,      December 31,
                                          1996            1995
                                       ---------      ------------
                                             (In millions)

            Medium-term notes          $345.0          $345.0
            Commercial paper            501.6           448.6
            Other long-term deb          16.8            27.0
                                        -----           -----
                                        863.4           820.6
            Current portion             (58.1)          (59.0)
                                        -----           -----
                                       $805.3          $761.6
                                        =====           =====

            Commercial paper in the amount of $501.6 million is classified as long-term since it is supported by the revolving credit agreement discussed in the liquidity and capital resources section on page 12.

  Note 7 - In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement was adopted by the Company on January 1, 1996. The impact of adopting this statement was not material to the consolidated financial statements.

            Also, in 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted this statement effective January 1, 1996 and will provide additional disclosures in the footnotes to the annual consolidated financial statements.

    PART I.  Item 2.

                                            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                         RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                       -------------------------------------------------

    Results of Operations
    ---------------------

    The following table sets forth for the periods indicated the items from the Consolidated Statements of Income as a percentage of net sales.

                                                                  Three Months Ended
                                                                      March 31,
                                                                    1996       1995
                                                                   ------     ------

    Net sales                                                       100.0%     100.0%
    Cost of products sold                                            70.7       70.0
                                                                   ------     ------

      GROSS INCOME                                                   29.3       30.0

    Selling, general and
     administrative expenses                                         18.1       16.8
                                                                   ------     ------

      OPERATING INCOME                                               11.2       13.2

    Nonoperating expenses (income):
      Interest expense                                                2.3        2.1

      Other                                                             -        0.3
                                                                   ------     ------

      Net nonoperating expenses (income)                              2.3        2.4
                                                                   ------     ------

      INCOME BEFORE INCOME TAXES                                      8.9       10.8

    Income taxes                                                      3.5        4.3
                                                                   ------     ------

      NET INCOME                                                      5.4%       6.5%
                                                                   ======     ======

  Three Months Ended March 31, 1996 vs. Three Months Ended March 31, 1995
  -----------------------------------------------------------------------

  Net sales for the first quarter of 1996 were $618.2 million, representing an increase of $61.6 million or 11.1% from $556.6 million in the comparable quarter of 1995. The overall increase in net sales was primarily attributable to the acquisitions of Decorel and Berol in September and November 1995, respectively, and the January 1996 acquisition of Holson Burnes. Overall, internal sales growth in the first quarter was affected by a soft retail environment. Internal sales growth is defined as growth from continuing businesses owned more than two years ("core businesses"), including minor acquisitions. Net sales for each of the Company's product groups were as follows, in millions:

                                                    Primary Reasons
                       1996    1995   % Change       for Increases
                       ----    ----   --------      ---------------

   Home Furnishings  $203.4  $165.9      22.6%      Decorel and Holson
                                                    Burnes acquisitions

   Housewares         175.9   175.9         -       No increase

   Office Products    145.7   129.6      12.4%      Berol acquisition,
                                                    offset partially
                                                    by internal sales
                                                    declines of 13%

   Hardware & Tools    93.2    85.2       9.4%      Internal sales
                     ------  ------     ------      growth
                     $618.2  $556.6      11.1%
                     ======  ======      =====


  Gross income as a percent of net sales in the first quarter of 1996 decreased slightly to 29.3% from 30.0% in the comparable quarter of 1995. The decrease was due primarily to the soft retail environment which resulted in reduced manufacturing output at certain divisions. Inventory levels at these divisions were adjusted to reflect the lower retail demand.

  Selling, general and administrative expenses ("SG&A") as a percent of net sales in the first quarter of 1996 were 18.1% versus 16.8% in the comparable quarter of 1995. The increase was due primarily to higher levels of SG&A at Decorel, Berol and Holson Burnes.

  Operating income in the first quarter of 1996 was 11.2% of net sales or $69.5 million versus $73.4 million in the comparable quarter of 1995. The decrease was primarily attributable to the same factors that affected gross income, along with the increase in SG&A as a percentage of net sales.

  Net nonoperating expenses for 1996 were $14.2 million in the first quarter of 1996 versus $13.2 million in the comparable quarter of 1995 and are summarized as follows:


                                        Three Months Ended March 31,
                                       1996           1995        Change
                                     --------       -------       ------
                                          (In Millions)

  Interest expense (1)               $ 14.4         $ 11.8        $ 2.6

  Interest income                      (0.9)          (0.3)        (0.6)

  Goodwill amortization                 5.8            4.8          1.0

  Dividend income                      (3.0)          (3.2)         0.2

  Equity earnings in American Tool
   Companies, Inc. (the Company
   has a 49% ownership interest)       (2.1)          (2.1)           -

  Intangible asset write-off              -            2.2         (2.2)
                                       -----          -----        -----
                                     $ 14.2         $ 13.2        $ 1.0
                                     ======         ======        =====

  (1) The increase in interest expense was due to additional borrowings for the 1995 and 1996 acquisitions.

  For the first quarter in both 1996 and 1995, the effective tax rate was 40.0%.

  Net income for the first quarter of 1996 was $33.2 million, representing a decrease of $2.9 million or (8.1)% from the comparable quarter of 1995. Earnings per share for the first quarter of 1996 were down 8.7% to $0.21 versus $0.23 in the comparable quarter of 1995. The decreases in net income and earnings per share were primarily attributable to the same factors that affected operating income.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

  Operating activities provided net cash of $56.7 million during the first three months of 1996, an increase of $26.1 million from $30.6 million in the comparable period of 1995. This change was primarily due to a soft retail environment which resulted in a greater reduction of trade receivables, a smaller increase in inventory required to service customers and a decline in trade payables.

  The Company has short-term foreign and domestic lines of credit with various banks and a commercial paper program which are available for short-term financing. Under the line of credit arrangements, the Company may borrow up to $309.0 million (of which $197.1 million was available at March 31, 1996) based upon such terms as the Company and the respective banks have mutually agreed upon. Committed lines of credit compose $136.9 million of the total line of credit arrangements. Borrowings under the Company s uncommitted lines of credit are subject to the discretion of the lender.

  At March 31, 1996, the Company had available and outstanding $345.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.3%. The Company had outstanding $345.0 million of medium-term notes on December 31, 1995.

  In June 1995, the Company entered into a five-year $550.0 million revolving credit agreement and a $200.0 million, 364-day revolving credit agreement (and terminated its existing revolving credit agreements). Under these agreements, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At March 31, 1996, there were no borrowings under the revolving credit agreements.

  In lieu of borrowings under the revolving credit agreements, the Company may issue up to $750.0 million of commercial paper. The Company s revolving credit agreements referred to above provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available under the Company's revolving credit agreements. At March 31, 1996, $501.6 million (face or principal amount) of commercial paper was outstanding, all of which was supported by the five-year revolving credit agreements. The entire amount is classified as long-term debt.

  The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At March 31, 1996, no securities had been issued under this registration statement.

  The Company's primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

  Capital expenditures were $14.8 million and $18.2 million in the first three months of 1996 and 1995, respectively. The decrease is due primarily to heavy spending during the first quarter of 1995 in connection with the integration of acquired businesses.

  The Company has paid regular cash dividends on its common stock since 1947. On February 6, 1996, the quarterly cash dividend was increased to $0.14 per share from the $0.12 per share that had been paid since May 11, 1995. Dividends paid were $22.2 million and $15.8 million in the first three months of 1996 and 1995, respectively. This increase in paid dividends affected retained earnings, which increased by $11.0 million and $20.3 million in the first three months of 1996 and 1995, respectively.

  In 1996, the Company acquired Holson Burnes for $35.3 million in cash and the assumption of $44.4 million of debt. This acquisition was accounted for as a purchase and the cash portion of the purchase price was paid for with proceeds obtained from the issuance of commercial paper.

  Working capital at March 31, 1996 was $486.2 million compared to $452.6 million at December 31, 1995. The current ratio at March 31, 1996 was 1.75:1 compared to 1.67:1 at December 31, 1995. Total debt to total capitalization (net of cash and cash equivalents) was .42:1 at March 31, 1996 and .40:1 at December 31, 1995.

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

  PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

       a)   Exhibits:

            27    Financial Data Schedule

       b)   Reports on Form 8-K:

            Registrant filed a Report on Form 8-K dated January 29, 1996 reporting the issuance of a press release regarding the results of the quarter and fiscal year ended December 31, 1995.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NEWELL CO.


  Date    May 3, 1996                  /s/ William T. Alldredge
          -----------                  ------------------------
                                       William T. Alldredge
                                       Vice President - Finance



  Date    May 3, 1996                  /s/ Brett E. Gries
          -----------                  ------------------
                                       Brett E. Gries
                                       Vice President - Accounting & Tax