Form 10-Q
period 1996-06-30
NEWELL CO
filed 1996-08-14
CIK 814453

SECOND QUARTER 1996

                             SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549


                                      ---------------

                                         FORM 10-Q

                      Quarterly Report Pursuant to Section 13 or 15(d)
                           of the Securities Exchange Act of 1934
                        for the Quarterly Period Ended June 30, 1996

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

    Yes  __X__              No _____

    Number of shares of Common Stock outstanding
    as of June 22, 1996:  158,783,882

    PART I.     FINANCIAL INFORMATION

    Item 1.     Financial Statements
                --------------------

                                    NEWELL CO. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended         Six Months Ended
                                                  June 30,                 June 30,
                                         -------------------      --------------------
                                             1996       1995          1996        1995
                                           --------   --------      --------    --------
                                                (In thousands, except per share data)

     Net sales                            $ 735,168   $ 621,331    $1,353,325  $1,177,910
     Cost of products sold                  499,282     431,881       936,189     821,645
                                           --------    --------     ---------   ---------

       GROSS INCOME                         235,886     189,450       417,136     356,265

     Selling, general and
      administrative expenses               107,437      88,371       219,191     181,791
                                           --------    --------     ---------   ---------

       OPERATING INCOME                     128,449     101,079       197,945     174,474

     Nonoperating expenses (income):
       Interest expense                      14,476      12,387        28,918      24,225
       Other                                  1,067      (2,851)          805      (1,459)
                                           --------    --------     ---------   ---------

       Net nonoperating expenses (income)    15,543       9,536        29,723      22,766
                                           --------    --------     ---------   ---------

       INCOME BEFORE INCOME TAXES           112,906      91,543       168,222     151,708

     Income taxes                            45,213      36,617        67,339      60,683
                                           --------    --------     ---------   ---------

       NET INCOME                         $  67,693   $  54,926    $  100,883  $   91,025
                                           ========    ========     =========   =========

     Earnings per share                   $    0.43   $    0.35    $     0.64  $     0.58
                                           ========    ========     =========   =========

     Dividends per share                  $    0.14   $    0.12    $     0.28  $     0.22
                                           ========    ========     =========   =========

     Weighted average shares                158,750     158,020       158,713     157,962
                                           ========    ========     =========   =========

     See notes to consolidated financial statements.

                                                   NEWELL CO. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS

                                                          June 30,       December 31,
                                                            1996            1995
                                                        -------------   -------------
                                                          Unaudited
                                                               (In thousands)
           ASSETS

     CURRENT ASSETS
       Cash and cash equivalents                        $   45,490     $    58,771
       Accounts receivable, net                            460,935         390,296
       Inventories                                         541,632         509,245
       Deferred income taxes                                80,390         107,499
       Prepaid expenses and other                           81,431          67,063
                                                         ---------       ---------
           TOTAL CURRENT ASSETS                          1,209,878       1,132,874

     MARKETABLE EQUITY SECURITIES                           58,413          53,309

     OTHER LONG-TERM INVESTMENTS                           206,128         203,857

     OTHER ASSETS                                          119,990         122,702

     PROPERTY, PLANT AND EQUIPMENT, NET                    550,109         530,285

     TRADE NAMES AND GOODWILL                              892,732         888,215
                                                         ---------       ---------
           TOTAL ASSETS                                 $3,037,250      $2,931,242
                                                         =========       =========

     See notes to consolidated financial statements.

                                              NEWELL CO. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS (CONT.)

                                                      June 30,      December 31,
                                                        1996           1995
                                                   -------------   -------------
                                                     Unaudited
                                                          (In thousands)
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                    $   88,332      $  104,017
  Accounts payable                                    122,833         113,927
  Accrued compensation                                 53,942          73,057
  Other accrued liabilities                           314,827         317,184
  Income taxes                                         16,226          13,043
  Current portion of long-term debt                    47,235          59,031
                                                    ---------       ---------

      TOTAL CURRENT LIABILITIES                       643,395         680,259

LONG-TERM DEBT                                        849,560         761,578

OTHER NONCURRENT LIABILITIES                          159,755         158,321

DEFERRED INCOME TAXES                                  30,242          30,987

STOCKHOLDERS' EQUITY
  Common stock issued at $1 par value                 158,781         158,626
  Additional paid-in capital                          193,359         190,860
  Retained earnings                                   995,013         938,567
  Net unrealized gain on securities
   available for sale                                  18,974          15,912
  Cumulative translation adjustment                   (11,829)         (3,868)
                                                    ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                    1,354,298       1,300,097
                                                    ---------       ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,037,250      $2,931,242
                                                    =========       =========

     See notes to consolidated financial statements.

                                              NEWELL CO. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                         1996            1995
                                                       ---------       ---------
                                                                Unaudited
                                                              (In thousands)
OPERATING ACTIVITIES:
  Net Income                                          $  100,883       $  91,025
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization                        58,392          48,710
     Deferred income taxes                                35,947         (14,991)
     Net gain on marketable equity securities                -           (15,819)
     Write-off of investments                              1,339          16,000
     Other                                                (3,609)         (3,567)
  Changes in Current Accounts:
     Accounts receivable                                 (56,403)        (65,698)
     Inventories                                          (3,207)        (49,958)
     Other current assets                                  1,141          34,240
     Accounts payable                                     (1,026)         (2,640)
     Accrued liabilities and other                       (46,049)        (12,851)
                                                        --------         -------
   NET CASH PROVIDED BY OPERATING ACTIVITIES              87,408          24,451
                                                        --------        ---------

INVESTING ACTIVITIES:
  Acquisitions, net                                      (35,419)        (41,742)
  Expenditures for property, plant and equipment         (29,332)        (41,309)
  Sale of marketable equity securities                       -            37,324
  Disposal of noncurrent assets and other                 (9,526)          3,380
                                                        --------        ---------
   NET CASH USED IN INVESTING ACTIVITIES                 (74,277)        (42,347)
                                                        --------        ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                         129,850          62,580
  Proceeds from exercised stock options and other          2,654           3,429
  Payments on notes payable and long-term debt          (114,479)        (15,278)
  Cash dividends                                         (44,437)        (34,745)
                                                        --------        --------

   NET CASH USED IN FINANCING ACTIVITIES                 (26,412)         15,986
                                                        --------        --------

DECREASE IN CASH AND CASH EQUIVALENTS                    (13,281)         (1,910)
Cash and cash equivalents at beginning of year            58,771          14,892
                                                        --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  45,490       $  12,982
                                                        ========        ========
Supplemental cash flow disclosures:
  Cash paid during the year for -
    Interest                                           $  25,380       $  25,473
    Income taxes                                          40,216          36,955

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

   Note 2 - On September 29, 1995, the Company acquired Decorel Incorporated ("Decorel"), a manufacturer and marketer of ready-made picture frames. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer of markers and writing
             instruments.   For these 1995 acquisitions, the Company paid
             $152.7 million in cash and assumed $102.2 million of debt. On January 22, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer
             of photo albums and picture frames.   The Company paid $35.4
             million in cash and assumed $44.4 million of debt. These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $128.1 million. The total adjustments to the purchase price allocations are not expected to be material to the financial statements.

             The unaudited consolidated results of operations for the six months ended June 30, 1996 and 1995 on a pro forma basis, as though Decorel, Berol and Holson Burnes had been acquired on January 1, 1995, are as follows:

                                        1996             1995
                                      --------        --------
                                      (In millions, except per
                                             share data)

             Net sales                $1,357.8        $1,381.5
             Net income                   99.1            86.2
             Earnings per share            0.62           0.55

   Note 3 - The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                           June 30,       December 31,
                                            1996             1995
                                           -------        ------------
                                                (In millions)
             Materials and supplies        $136.3           $147.7
             Work in process                 82.8             87.5
             Finished products              322.5            274.0
                                            -----            -----
                                           $541.6           $509.2
                                           ======           ======

   Note 4 - Long-term marketable equity securities at the end of each period are summarized as follows:

                                           June 30,       December 31,
                                            1996             1995
                                           -------        ------------
                                                (In millions)
             Aggregate market value        $ 58.4           $ 53.3
             Aggregate cost                  26.8             26.8
                                            -----            -----
             Unrealized gain               $ 31.6           $ 26.5
                                           ======            =====

             Long-term marketable equity securities are carried at fair value with adjustments for fair value reported separately as a component of stockholders' equity and are excluded from earnings.

   Note 5 - Property, plant and equipment at the end of each period consisted of the following:

                                           June 30,       December 31,
                                            1996             1995
                                           -------        ------------
                                                (In millions)
             Land                         $  21.2          $  16.2
             Buildings and improvements     203.2            194.8
             Machinery and equipment        642.3            620.2
                                           ------           ------
                                            866.7            831.2
             Allowance for depreciation    (316.6)          (300.9)
                                           ------           ------
                                          $ 550.1          $ 530.3
                                           ======           ======

   Note 6 - Long-term debt at the end of each period consisted of the following:

                                           June 30,       December 31,
                                            1996             1995
                                           -------        ------------
                                                (In millions)
             Medium-term notes             $295.0           $345.0
             Commercial paper               578.5            448.6
             Other long-term debt            23.3             27.0
                                            -----            -----
                                            896.8            820.6
             Current portion                (47.2)           (59.0)
                                            -----            -----
                                           $849.6           $761.6
                                            =====            =====

             Commercial paper in the amount of $578.5 million is classified as long-term since it is supported by the revolving credit agreement discussed in the liquidity and capital resources section on page 14.


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

   PART I.  Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------

   Results of Operations
   ---------------------

   The following table sets forth for the periods indicated the items from the Consolidated Statements of Income as a percentage of net sales.

                                      Three Months Ended         Six Months Ended
                                             June 30,                June 30,
                                      --------------------       --------------------
                                         1996       1995            1996       1995
                                      ---------  ---------       ---------  ---------

Net sales                               100.0%     100.0%          100.0%     100.0%
Cost of products sold                    67.9       69.5            69.2       69.8
                                        -----      -----           -----      -----

  GROSS INCOME                           32.1       30.5            30.8       30.2

Selling, general and
 administrative expenses                 14.6       14.2            16.2       15.4
                                        -----      -----           -----      -----

  OPERATING INCOME                       17.5       16.3            14.6       14.8

Nonoperating expenses (income):

  Interest expense                        2.0        2.0             2.1        2.0
  Other                                   0.1       (0.4)            0.1       (0.1)
                                        -----      -----           -----      -----

  Net nonoperating expenses (income)      2.1        1.6             2.2        1.9
                                        -----      -----           -----      -----

  INCOME BEFORE INCOME TAXES             15.4       14.7            12.4       12.9

Income taxes                              6.2        5.9             4.9        5.2
                                        -----      -----           -----      -----

  NET INCOME                              9.2%       8.8%            7.5%       7.7%
                                        =====      =====           =====      =====

   Three Months Ended June 30, 1996 vs. Three Months Ended June 30, 1995
   ---------------------------------------------------------------------

   Net sales for the second quarter of 1996 were $735.1 million, representing an increase of $113.8 million or 18.3% from $621.3 million in the first quarter of 1995. The overall increase in net sales was primarily attributable to contributions from Decorel (acquired September 1995), Berol (acquired November 1995), Holson Burnes (acquired January 1996) and internal growth of 4%. Internal growth is defined as growth from continuing businesses owned more than two years, including minor acquisitions ("core businesses"). Net sales for each of the Company's product groups were as follows (in millions):

                                                    Primary Reasons
                        1996     1995    % Change   for Change
                      -------- --------  --------   ---------------
                        (In millions)
   Office Products     $224.4    $165.7    35.4%    Berol acquisition
   Home Furnishings     218.7     168.9    29.5%    Decorel and Holson
                                                    Burnes acquisitions
                                                    and 6% internal
                                                    growth

   Housewares           190.0     192.3    (1.2%)   Weak European retail
                                                    conditions

   Hardware & Tools     102.0      94.4     8.1%    Internal growth
                       ------    ------
                       $735.1    $621.3    18.3%
                       ======    ======

   Gross income in the second quarter of 1996 was 32.1% of net sales or $235.8 million versus 30.5% or $189.5 million in the second quarter of 1995. Gross margins improved primarily as a result of increases in gross margins at several of the core businesses and at Eberhard Faber (acquired October 1994).

   Selling, general and administrative expenses ("SG&A") in the second quarter of 1996 were 14.6% of net sales or $107.4 million versus 14.2% or $88.4 million in the second quarter of 1995. The increase as a percentage of sales is primarily due to the SG&A levels at Decorel and Holson Burnes.

   Operating income in the second quarter of 1996 was 17.5% of net sales or $128.4 million versus 16.3% or $101.1 million in the second quarter of 1995. The increased operating margin was primarily attributable to the same factors that affected gross margins.

   Net nonoperating expenses in the second quarter of 1996 were 2.1% of net sales or $15.5 million versus 1.6% or $9.6 million in the second quarter of 1995 and are summarized as follows (in millions):

                                      1996        1995      $ Change
                                     ------      ------     --------
                                             (In millions)
   Interest expense (1)              $ 14.5     $ 12.4      $  2.1
   Interest income                     (1.2)      (0.6)       (0.6)
   Goodwill amortization                5.7        4.3         1.4
   Dividend income                     (3.3)      (3.2)       (0.1)
   Equity earnings in American Tool
    Companies, Inc. (2)                (1.6)      (1.5)       (0.1)
   Sale of marketable equity
    securities(3)                         -      (15.8)       15.8
   Intangible asset write-off (4)       1.3       13.8       (12.5)
   Other                                0.1        0.2        (0.1)
                                      -----      -----       -----
                                     $ 15.5     $  9.6      $  5.9
                                      =====      =====       =====

   (1) The increase in interest expense was due to additional borrowings for the 1995 and 1996 acquisitions.
   (2)  The Company has a 49% ownership interest.
   (3) The change was due to a $15.8 million gain recognized on the sale of a long-term marketable equity security in 1995.
   (4) The decrease was due primarily to a $16.0 million write-down in carrying value of a long-term foreign investment in 1995.

   The effective tax rate was 40% in both 1995 and 1996.

   Net income for the second quarter of 1996 was $67.7 million, representing an increase of $12.8 million or 23.2% from the second quarter of 1995. Earnings per share for the second quarter of 1996 were up 22.9% or $0.43 versus $0.35 in the second quarter of 1995. The increases in net income and earnings per share were primarily attributable to contributions from Berol and Eberhard Faber (net of associated interest expense and goodwill amortization) and an improvement in operating margins at several of the core businesses.

   Six Months Ended June 30, 1996 vs. Six Months Ended June 30, 1995
   -----------------------------------------------------------------

   Net sales for the first six months of 1996 were $1,353.3 million, representing an increase of $175.4 million or 14.9% from $1,177.9 million in the first six months of 1995. The overall increase in net sales was primarily attributable to contributions from Decorel, Berol, Holson Burnes and internal growth of 2%. Net sales for each of the Company s product groups were as follows (in millions):

                                                    Primary Reasons
                        1996     1995    % Change   for Change
                      -------- --------  --------   ---------------
                        (In millions)

   Office Products     $370.1    $295.3    25.3%    Berol acquisition,
                                                    offset partially by
                                                    internal sales
                                                    declines of 5%

   Home Furnishings     422.1     334.8    26.1%    Decorel and Holson
                                                    Burnes acquisitions
                                                    and 4% internal
                                                    growth

   Housewares           366.0     368.2    (0.6%)   Weak European retail
                                                    conditions

   Hardware & Tools     195.1     179.6     8.6%   Internal growth
                      -------   -------

                     $1,353.3   1,177.9    14.9%
                     ========  ========

   Gross income in the first six months of 1996 was 30.8% of net sales or $417.1 million versus 30.2% or $356.3 million in the first six months of 1995. Gross margins improved primarily as a result of an increase in gross margins at Eberhard Faber.

   Selling, general and administrative expenses in the first six months of 1996 were 16.2% of net sales or $219.2 million versus 15.4% or $181.8 million in the first six months of 1995. The increase as a percentage of sales is primarily due to the SG&A levels at Decorel, Berol and Holson Burnes.

   Operating income in the first six months of 1996 was 14.6% of net sales or $197.9 million versus 14.8% or $174.5 million in the first six months of 1995. The slight decline in operating margins was primarily attributable to the SG&A levels at Decorel and Holson Burnes, offset partially by increased gross margins at Eberhard Faber.

   Net nonoperating expenses in the first six months of 1996 were 2.2% of net sales or $29.7 million versus 1.9% or $22.8 million in the first six months of 1995 and are summarized as follows (in millions):

                                       1996         1995      $ Change
                                     --------     --------    --------
                                                (In millions)
   Interest expense (1)               $ 28.9      $ 24.2       $ 4.7
   Interest income                      (2.1)       (0.9)       (1.2)
   Goodwill amortization                11.5         9.1         2.4
   Dividend income                      (6.3)       (6.4)        0.1
   Equity earnings in American Tool
    Companies, Inc. (2)                 (3.7)       (3.6)       (0.1)
   Sale of marketable equity
    securities (3)                         -       (15.8)       15.8
   Intangible asset write-off (4)        1.3        16.0       (14.7)
   Other                                 0.1         0.2        (0.1)
                                       -----       -----       -----
                                       $29.7       $22.8       $ 6.9
                                       =====       =====       =====

   (1) The increase in interest expense was due to additional borrowings for the 1995 and 1996 acquisitions.
   (2)  The Company has a 49% ownership interest.
   (3) The change was due to a $15.8 million gain recognized on the sale of a long-term marketable equity security in 1995.
   (4) The decrease was due primarily to a $16.0 million write-down in carrying value of a long-term foreign investment in 1995.

   The effective tax rate was 40% in both 1995 and 1996.

   Net income for the first six months of 1996 was $100.9 million, representing an increase of $9.9 million or 10.8% from the first six months of 1995. Earnings per share for the first six months of 1996 were up 10.3% to $0.64 versus $0.58 in the first six months of 1995. The increases in net income and earnings per share were primarily attributable to contributions from Eberhard Faber and Berol (net of associated interest expense and goodwill amortization).

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Operating activities provided net cash of $87.4 million during the first six months of 1996, an increase of $62.9 million from $24.5 million in the comparable period of 1995. This change was primarily due to a concentrated effort to reduce inventory levels, as well as a decrease in the inventory needed to service customers (in response to the weak retail conditions in the last quarter of 1995 and the first quarter of 1996). The changes in deferred taxes and accrued liabilities are the result of a 1995 IRS audit settlement, for which there had been a reserve.

   The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks and a commercial paper program which are available for short-term financing. Committed lines of credit at June 30, 1996 totalled $13.5 million, based upon such terms as the Company and the respective banks have mutually agreed upon. Borrowings under the Company's uncommitted lines of credit, which totalled $100.0 million at June 30, 1996, are subject to the discretion of the lender. The Company's uncommitted lines of credit do not have a significant impact on the Company's liquidity.

   At June 30, 1996, the Company had outstanding $295.0 million
   (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.4%. The Company had outstanding $345.0 million of medium-term notes at December 31, 1995.

   In June 1996, the Company amended its revolving credit agreement to be a five-year $750.0 million agreement which will terminate in June 2001. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At June 30, 1996, there were $97.8 million of borrowings under the revolving credit agreement.

   The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At June 30, 1996, the Company had not yet issued any securities under this registration statement.

   The Company's primary uses of liquidity and capital resources are capital expenditures, dividend payments and acquisitions.

   Capital expenditures were $29.3 million and $41.3 million in the first six months of 1996 and 1995, respectively. The decrease is due primarily to heavy spending during the first quarter of 1995 in connection with the integration of acquired businesses.

   The Company has paid regular cash dividends on its common stock since 1947. On February 6, 1996, the quarterly cash dividend was increased to $0.14 per share from the $0.12 per share that had been paid since May 11, 1995. Dividends paid were $44.4 million and $34.7 million in the first six months of 1996 and 1995, respectively. This increase in dividends paid affected retained earnings, which increased by $56.4 million and $56.3 million in the first six months of 1996 and 1995, respectively.

   In 1996, the Company acquired Holson Burnes for $34.5 million in cash and the assumption of $44.4 million of debt. This acquisition was accounted for as a purchase and the cash portion of the purchase price was paid for with proceeds obtained from the issuance of commercial paper.

   Working capital at June 30, 1996 was $566.5 million compared to $452.6 million at December 31, 1995. The current ratio at June 30, 1996 was 1.88:1 compared to 1.67:1 at December 31, 1995. Total debt to total capitalization (net of cash and cash equivalents) was .41:1 at June 30, 1996 and .40:1 at December 31, 1995.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   PART II.  OTHER INFORMATION
   Item 1.   Legal Proceedings
             -----------------

             The Company imports and distributes vinyl mini-blinds. The Company believes that its unit sales of imported vinyl mini-blinds constituted approximately 6% of the sales of all such products in the United States during 1995.

             On July 16, 1996, the Attorney General of the State of California and the District Attorney for Alameda County, California, filed a civil suit in Alameda County Superior Court against twelve named companies, including a subsidiary of the Company, and other unnamed companies, alleging that these companies failed to warn consumers adequately about the presence of lead in their imported vinyl mini-blinds in accordance with the California Safe Drinking Water and Toxic Enforcement Act ("Proposition 65") and California Business and Professions Code Section 17200 (the "Unlawful Business Practices Act"), and seeking injunctions, civil penalties and restitutionary relief. Proposition 65 and the Unlawful Business Practices Act each provide for penalties of up to $2,500 per day for each violation.

             In the spring of 1995, federal Consumer Products Safety Commission (the "CPSC") tested and analyzed imported vinyl mini-blinds and found that lead stabilizers in the plastic deteriorate over time from exposure to sunlight and heat, causing lead dust to form on mini-blind surfaces. On June 26, 1996, the CPSC announced its determination that this lead dust presents a health risk to children under six years of age, because small children could touch the mini-blinds and put their fingers in their mouths. The CPSC recommended that people living with small children remove the mini-blinds from their homes, but did not require the manufacturers or distributors of the mini-blinds to assist in this process. Following this recommendation, foreign manufacturers began to produce vinyl mini-blinds without lead stabilizers, and the new mini-blinds have been available in stores since July 1996.

             The Company believes that insufficient information currently exists to draw firm conclusions concerning the conditions, if any, under which a consumer may be exposed to significant amounts of lead during the use of the Company's imported vinyl mini-blinds. The Company is continuing to investigate this matter. In the meantime, the Company is providing warnings consistent with the requirements of Proposition 65 with respect to its imported vinyl mini-blinds and is no longer importing mini-blinds containing lead stabilizers.

             Although management of the Company cannot predict the ultimate outcome of this matter with certainty, it believes that its ultimate resolution will not have a material impact on the Company s consolidated financial statements.

   Item 6.   Exhibits and Reports on Form 8-K
             --------------------------------

        a)   Exhibits:

             10.17  Amendment No. 1 dated as of June 7, 1996 to Five
                    Year Credit Agreement dated as of June 12, 1995 among the Company, certain of its affiliates, The
                    Chase Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto.

             27     Financial Data Schedule

        b)   Reports on Form 8-K:

             Registrant filed a Report on Form 8-K dated May 3, 1996 reporting that Registrant entered into a Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase Securities, Inc. and Morgan Stanley & Co. Incorporated and an Indenture with The Chase Manhattan Bank (National Association), as trustee, in connection with a public offering of fixed and floating rate Medium Term Notes under Registrant s shelf Registration Statement on Form S-3 (Reg. No. 33-64225).

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NEWELL CO.


   Date August 8, 1996                /s/ William T. Alldredge
        ----------------              ---------------------------------
                                      William T. Alldredge
                                      Vice President - Finance



   Date August 8, 1996                /s/ Brett E. Gries
        ---------------               ---------------------------------
                                      Brett E. Gries
                                      Vice President - Accounting & Tax