Form 10-Q
period 1996-09-30
NEWELL CO
filed 1996-11-14
CIK 814453

THIRD QUARTER 1996



                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               for the Quarterly Period Ended September 30, 1996


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

Yes  X    No
   -----     ------

Number of shares of Common Stock outstanding
as of October 21, 1996:  158,828,298

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                          NEWELL CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                       -------------------       ------------------
                                         1996        1995         1996        1995
                                         ----        ----         ----        ----
                                           (In thousands, except per share data)
Net sales                            $ 761,902   $ 651,321    $2,115,227  $1,829,231
Cost of products sold                  518,198     444,085     1,454,387   1,265,730
                                      --------    --------     ---------   ---------
  GROSS INCOME                         243,704     207,236       660,840     563,501

Selling, general and
 administrative expenses               105,349      87,004       324,540     268,795
                                      --------    --------     ---------   ---------
  OPERATING INCOME                     138,355     120,232       336,300     294,706

Nonoperating expenses (income):
  Interest expense                      14,746      12,623        43,664      36,848
  Other                                    657        (888)        1,462      (2,347)
                                      --------    --------     ---------   ---------
  Net nonoperating expenses (income)    15,403      11,735        45,126      34,501
                                      --------    --------     ---------   ---------
  INCOME BEFORE INCOME TAXES           122,952     108,497       291,174     260,205

Income taxes                            48,320      43,399       115,659     104,082
                                      --------    --------     ---------   ---------
  NET INCOME                         $  74,632   $  65,098    $  175,515  $  156,123
                                      ========    ========     =========   =========

Earnings per share                   $    0.47   $    0.41    $     1.11  $     0.99
                                      ========    ========     =========   =========

Dividends per share                  $    0.14   $    0.12    $     0.42  $     0.34
                                      ========    ========     =========   =========

Weighted average shares                158,790     158,362       158,739     158,095
                                      ========    ========     =========   =========



See notes to consolidated financial statements.

                          NEWELL CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,    December 31,
                                                       1996            1995
                                                   -------------    ------------
                                                     Unaudited
                                                          (In thousands)
      ASSETS

CURRENT ASSETS
  Cash and cash equivalents                        $   52,203     $    58,771
  Accounts receivable, net                            452,401         390,296
  Inventories                                         521,217         509,245
  Deferred income taxes                                65,913         107,499
  Prepaid expenses and other                           85,449          67,063
                                                    ---------       ---------
      TOTAL CURRENT ASSETS                          1,177,183       1,132,874

MARKETABLE EQUITY SECURITIES                           62,760          53,309

OTHER LONG-TERM INVESTMENTS                           207,654         203,857

OTHER ASSETS                                          119,253         122,702

PROPERTY, PLANT AND EQUIPMENT, NET                    551,563         530,285

TRADE NAMES AND GOODWILL                              908,534         888,215
                                                    ---------       ---------
      TOTAL ASSETS                                 $3,026,947      $2,931,242
                                                    =========       =========




See notes to consolidated financial statements.

                          NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT.)


                                                   September 30,    December 31,
                                                        1996           1995
                                                   -------------    ------------
                                                     Unaudited
                                                          (In thousands)
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                    $   93,219      $  104,017
  Accounts payable                                     97,740         113,927
  Accrued compensation                                 55,431          73,057
  Other accrued liabilities                           328,468         317,184
  Income taxes                                         18,875          13,043
  Current portion of long-term debt                    41,257          59,031
                                                    ---------       ---------
      TOTAL CURRENT LIABILITIES                       634,990         680,259

LONG-TERM DEBT                                        804,859         761,578

OTHER NONCURRENT LIABILITIES                          152,741         158,321

DEFERRED INCOME TAXES                                  20,924          30,987

STOCKHOLDERS' EQUITY
  Common stock issued at $1 par value                 158,805         158,626
  Additional paid-in capital                          196,844         190,860
  Retained earnings                                 1,047,417         938,567
  Net unrealized gain on securities
   available for sale                                  21,583          15,912
  Cumulative translation adjustment                   (11,216)         (3,868)
                                                    ---------       ---------
      TOTAL STOCKHOLDERS' EQUITY                    1,413,433       1,300,097
                                                    ---------       ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,026,947      $2,931,242
                                                    =========       =========




See notes to consolidated financial statements.

                          NEWELL CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the Nine Months Ended
                                                             September 30,

                                                      -------------------------
                                                          1996            1995
                                                          ----            ----
                                                                Unaudited
                                                              (In thousands)
OPERATING ACTIVITIES:
  Net Income                                          $  175,515       $ 156,123
  Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
     Depreciation and amortization                        86,974          69,719
     Deferred income taxes                                31,882          21,519
     Net gain on marketable equity securities                -           (15,819)
     Write-off of investments                              1,339          16,000
     Other                                                (5,270)         (5,559)
  Changes in Current Accounts:
     Accounts receivable                                 (48,550)        (35,055)
     Inventories                                           9,407          (8,674)
     Other current assets                                (17,312)          3,200
     Accounts payable                                    (26,119)        (23,815)
     Accrued liabilities and other                       (12,309)        (39,051)
                                                        --------        --------
   NET CASH PROVIDED BY OPERATING ACTIVITIES             195,557         138,588
                                                        --------        --------
INVESTING ACTIVITIES:
  Acquisitions, net                                      (45,650)        (47,637)
  Expenditures for property, plant and equipment         (54,157)        (53,319)
  Sale of marketable equity securities                       -            37,324
  Disposal of noncurrent assets and other                (11,393)          2,079
                                                        --------        --------
   NET CASH USED IN INVESTING ACTIVITIES                (111,200)        (61,553)
                                                        --------        --------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                          92,744         124,245
  Proceeds from exercised stock options and other          6,163           5,348
  Payments on notes payable and long-term debt          (123,166)       (150,140)
  Cash dividends                                         (66,666)        (53,740)
                                                        --------        --------
   NET CASH USED IN FINANCING ACTIVITIES                 (90,925)        (74,287)
                                                        --------        --------
DECREASE IN CASH AND CASH EQUIVALENTS                     (6,568)          2,748
Cash and cash equivalents at beginning of year            58,771          14,892
                                                        --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  52,203       $  17,640
                                                        ========        ========
Supplemental cash flow disclosures:
  Cash paid during the year for -
    Interest                                           $  45,073       $  36,553
    Income taxes                                          70,917          78,101

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

Note 2 - On October 2, 1995, the Company acquired Decorel Incorporated ("Decorel"), a manufacturer and marketer of ready-made picture frames. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer of markers and
            writing instruments.   For these and other minor 1995 acquisitions,
            the Company paid $209.0 million in cash, issued 379,507 shares of the Company's Common Stock (valued at $9.5 million) and assumed $144.4 million of debt. On January 22, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and
            marketer of photo albums and picture frames.   The Company paid
            $34.6 million in cash and assumed $44.4 million of debt. All of these 1995 and 1996 transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in goodwill of approximately $198.2 million. The total adjustments to the purchase price allocations are not expected to be material to the financial statements.

            The unaudited consolidated results of operations for the nine months ended September 30, 1996 and 1995 on a pro forma basis, as though Decorel, Berol and Holson Burnes had been acquired on January 1, 1995, are as follows:


                                             1996            1995
                                             ----            ----
                                    (In millions, except per share data)

            Net sales                      $2,119.7        $2,145.7
            Net income                        174.5           146.6
            Earnings per share                 1.10            0.93

Note 3- The components of inventories at the end of each period, net of the LIFO reserve, were as follows:
                                        September 30,   December 31,
                                            1996            1995
                                        -------------   ------------
                                               (In millions)
         Materials and supplies         $119.9           $147.7
         Work in process                  96.6             87.5
         Finished products               304.7            274.0
                                         -----            -----
                                        $521.2           $509.2
                                         =====            =====
Note 4- Long-term marketable equity securities at the end of each period are summarized as follows:
                                        September 30,   December 31,
                                            1996            1995
                                        -------------   ------------
                                               (In millions)
        Aggregate market value          $ 62.8           $ 53.3
        Aggregate cost                    26.8             26.8
                                         -----            -----
        Unrealized gain                 $ 36.0           $ 26.5
                                         =====            =====
        Long-term marketable equity securities are carried at fair value with adjustments for fair value reported separately as a component of stockholders' equity and are excluded from earnings.

Note 5- Property, plant and equipment at the end of each period consisted of the following:
                                        September 30,   December 31,
                                            1996            1995
                                        -------------   ------------
                                               (In millions)
         Land                          $  21.5          $  16.2
         Buildings and improvements      205.2            194.8
         Machinery and equipment         663.5            620.2
                                         -----            -----
                                         890.2            831.2
         Allowance for depreciation     (338.6)          (300.9)
                                         -----            -----
                                       $ 551.6          $ 530.3
                                        ======           ======

Note 6- Long-term debt at the end of each period consisted of the following:

                                        September 30,   December 31,
                                            1996            1995
                                        -------------   ------------
                                               (In millions)
        Medium-term notes              $295.0           $345.0
        Commercial paper                534.0            448.6
        Other long-term debt             17.2             27.0
                                        -----            -----
                                        846.2            820.6
        Current portion                 (41.3)           (59.0)
                                        -----            -----
                                       $804.9           $761.6
                                        =====            =====

        Commercial paper in the amount of $534.0 million is classified as long-term since it is supported by the revolving credit agreement discussed under Management's Discussion and Analysis - Liquidity and Capital Resources.

Note 7- In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement was adopted by the Company on January 1, 1996. The impact of adopting this statement was not material to the consolidated financial statements.

        Also, in 1995, the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted this statement effective January 1, 1996 and will provide the required additional disclosures in the footnotes to the annual consolidated financial statements.

Note 8- On October 15, 1996, the Company announced that in the fourth quarter of 1996, it will record a substantial unrealized gain as a result of the conversion of its holdings of Black & Decker Corporation convertible preferred stock into Black & Decker common stock.

        In accordance with a provision of the original private placement agreement, Black & Decker exercised its option to convert the preferred stock to common stock. The conversion of the preferred stock into common stock will increase the Company's investment in Black & Decker recorded on its balance sheet by approximately $110.0 million pre-tax, resulting in an after-tax unrealized gain of approximately $67.0 million, which has the effect of increasing stockholders' equity but does not affect the income statement.

        The Series B preferred stock paid a 7.75% cumulative dividend, aggregating $10.2 million annually or $0.07 per share, net of tax. Following conversion, the annual dividends provided to the Company by the Black & Decker common stock are expected to total $2.7 million annually, or $0.02 per share, net of tax. The common stock is classified as available for sale under the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

Note 9- See Part II, Item 1, Legal Proceedings for an explanation of the Company's current proceedings.

PART I.  Item 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                 ---------------------------------------------
Results of Operations
---------------------
The following table sets forth for the periods indicated the items from the Consolidated Statements of Income as a percentage of net sales.

                                       Three Months Ended         Nine Months Ended
                                          September 30,              September 30,
                                       ------------------         -----------------
                                         1996       1995            1996       1995
                                         ----       ----            ----       ----
Net sales                               100.0%     100.0%          100.0%     100.0%
Cost of products sold                    68.0       68.2            68.8       69.2
                                         ----       ----            ----       ----
  GROSS INCOME                           32.0       31.8            31.2       30.8

Selling, general and
 administrative expenses                 13.8       13.3            15.3       14.7
                                         ----       ----            ----       ----
  OPERATING INCOME                       18.2       18.5            15.9       16.1

Nonoperating expenses (income):

  Interest expense                        2.0        1.9             2.1        2.0
  Other                                   0.1       (0.1)             -        (0.1)
                                         ----       ----            ----       ----
  Net nonoperating expenses (income)      2.1        1.8             2.1        1.9
                                         ----       ----            ----       ----
  INCOME BEFORE INCOME TAXES             16.1       16.7            13.8       14.2

Income taxes                              6.3        6.7             5.5        5.7
                                         ----       ----            ----       ----

  NET INCOME                              9.8%      10.0%            8.3%       8.5%
                                         =====      =====           =====      =====


Three Months Ended September 30, 1996 vs. Three Months Ended September 30, 1995
-------------------------------------------------------------------------------
Net sales for the third quarter of 1996 were $761.9 million, representing an increase of $110.6 million or 17.0% from $651.3 million in the third quarter of 1995. The overall increase in net sales was primarily attributable to contributions from Decorel (acquired September 1995), Berol (acquired November
1995), Holson Burnes (acquired January 1996) and internal growth of 4%. Internal growth is defined as growth from continuing businesses owned more than two years, including minor acquisitions ("core businesses"). Net sales for each of the Company's product groups were as follows (in millions):

                                                             Primary Reasons
                             1996       1995     % Change     for Change
                             ----       ----     --------    ----------------
                               (In millions)
Office Products              $209.0     $149.4       39.9%    Berol acquisition and
                                                              7% internal growth

Home Furnishings              234.8      191.9       22.4%    Decorel and Holson
                                                              Burnes acquisitions
                                                              and 3% internal growth

Housewares                    218.4      210.8        3.6%    Internal growth


Hardware & Tools               99.7        99.2       0.5%    Internal growth

                               -----      -----

                             $761.9      $651.3      17.0%
                              =====       =====


Gross income in the third quarter of 1996 was 32.0% of net sales or $243.7 million versus 31.8% or $207.2 million in the third quarter of 1995. Gross margins improved slightly, primarily as a result of increases in gross margins at Eberhard Faber (acquired October 1994) and Newell Europe (acquired December
1994).

Selling, general and administrative expenses ("SG&A") in the third quarter of 1996 were 13.8% of net sales or $105.3 million versus 13.3% or $87.0 million in the third quarter of 1995. There was no material change in spending at the core businesses; the increase as a percentage of sales was primarily due to SG&A at Decorel, Berol and Holson Burnes.

Operating income in the third quarter of 1996 was 18.2% of net sales or $138.4 million versus 18.5% or $120.2 million in the third quarter of 1995. The slight decline in operating income as a percentage of net sales was attributable to SG&A at Decorel, Berol and Holson Burnes.

Net nonoperating expenses in the third quarter of 1996 were 2.1% of net sales or $15.4 million versus 1.8% or $11.7 million in the third quarter of 1995 and are summarized as follows (in millions):

                                     1996           1995       $ Change
                                 ------------   ------------   --------
                                               (In millions)
Interest expense (1)               $ 14.8         $ 12.6       $  2.2
Interest income                      (0.7)          (0.3)        (0.4)
Goodwill amortization                 6.1            4.8          1.3
Dividend income                      (3.3)          (3.4)         0.1
Equity earnings in American Tool
 Companies, Inc. (2)                 (1.6)          (2.0)         0.4
Other                                 0.1             -           0.2
                                    -----          -----        -----
                                   $ 15.4         $ 11.7       $  3.7
                                    =====          =====        =====

(1) The increase in interest expense was due to additional borrowings for the 1995 and 1996 acquisitions.
(2)      The Company has a 49% ownership interest.

The effective tax rate was 39.3% in 1996 versus 40.0% in 1995.

Net income for the third quarter of 1996 was $74.6 million, representing an increase of $9.5 million or 14.6% from the third quarter of 1995. Earnings per share for the third quarter of 1996 increased 14.6% or $0.47 versus $0.41 in the third quarter of 1995. The increases in net income and earnings per share were primarily attributable to contributions from Berol, Decorel and Holson Burnes (net of associated interest expense and goodwill amortization) and an improvement in operating margins at several of the core businesses.

Nine Months Ended September 30, 1996 vs. Nine Months Ended September 30, 1995
-----------------------------------------------------------------------------
Net sales for the first nine months of 1996 were $2,115.2 million, representing an increase of $286.0 million or 15.6% from $1,829.2 million in the first nine
months of   1995.  The overall increase in net sales was primarily attributable to contributions from Decorel, Berol, Holson Burnes and internal growth of 3%. Net sales for each of the Company's product groups were as follows (in millions):

                                                             Primary Reasons
                             1996       1995     % Change     for Change
                           --------   --------   --------    ---------------
                               (In millions)
Office Products              $579.0     $444.7       30.2%    Berol acquisition

Home Furnishings              656.9      526.7       24.7%    Decorel and Holson
                                                              Burnes acquisitions
                                                              and 4% internal growth

Housewares                    584.4      579.0        0.9%    3% internal growth
                                                              offset by week European
                                                              retail conditions

Hardware & Tools              294.9      278.8        5.8%    Internal growth
                             -------     -------
                           $2,115.2   $1,829.2       15.6%
                            =======     =======


Gross income in the first nine months of 1996 was 31.2% of net sales or $660.8 million versus 30.8% or $563.5 million in the first nine months of 1995. Gross margins improved slightly, primarily as a result of an increase in gross margins at Eberhard Faber and Newell Europe.

Selling, general and administrative expenses in the first nine months of 1996 were 15.3% of net sales or $324.5 million versus 14.7% or $269.0 million in the first nine months of 1995. There was no material change in spending at the core businesses; the increase as a percentage of sales was primarily due to SG&A at Decorel, Berol and Holson Burnes.

Operating income in the first nine months of 1996 was 15.9% of net sales or $336.3 million versus 16.1% or $294.7 million in the first nine months of 1995. The slight decline in operating income as a percentage of net sales was attributable to SG&A at Decorel, Berol and Holson Burnes.

Net nonoperating expenses in the first nine months of 1996 were 2.1% of net sales or $45.1 million versus 1.9% or $34.5 million in the first nine months of 1995 and are summarized as follows (in millions):

                                     1996           1995       $ Change
                                 ------------   ------------   --------
                                                (In millions)
Interest expense (1)               $ 43.7         $ 36.8        $ 6.9
Interest income                      (2.8)          (1.2)        (1.6)
Goodwill amortization                17.6           13.9          3.7
Dividend income                      (9.6)          (9.8)         0.2
Equity earnings in American Tool
 Companies, Inc. (2)                 (5.3)          (5.6)         0.3
Intangible asset write-off (3)        1.3           16.0        (14.7)
Sale of marketable equity
 securities (4)                         -          (15.8)        15.8
Other                                 0.2            0.2            -
                                    -----          -----        -----
                                   $ 45.1         $ 34.5        $10.6
                                    =====          =====         ====

(1) The increase in interest expense was due to additional borrowings for the 1995 and 1996 acquisitions.
(2)      The Company has a 49% ownership interest.
(3) The decrease was due primarily to a $16.0 million write-down in carrying value of a long-term foreign investment in 1995.
(4) The change was due to a $15.8 million gain recognized on the sale of a long-term marketable equity security in 1995.

The effective tax rate was 39.7% in 1996 versus 40.0% in 1995.

Net income for the first nine months of 1996 was $175.5 million, representing an increase of $19.4 million or 12.4% from the first nine months of 1995. Earnings per share for the first nine months of 1996 increased 12.1% to $1.11 versus $0.99 in the first nine months of 1995. The increases in net income and earnings per share were primarily attributable to contributions from Eberhard Faber and Berol (net of associated interest expense and goodwill amortization) and an improvement in operating margins at several of the core businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Operating activities provided net cash of $195.6 million during the first nine months of 1996, an increase of $57.0 million from $138.9 million in the comparable period of 1995. This change was primarily due to a concentrated effort to reduce inventory levels, as well as a decrease in the inventory needed to service customers (in response to the weak retail conditions in the last quarter of 1995 and the first quarter of 1996). The changes in deferred taxes and accrued liabilities are the result of a 1995 IRS audit settlement, for which there had been a reserve.

The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks and a commercial paper program which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit at September 30, 1996 totalled $16.6 million, based upon such terms as the Company and the respective banks have mutually agreed upon. Borrowings under the Company's uncommitted lines of credit at the discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity.

At September 30, 1996, the Company had outstanding $295.0 million (principal amount) of medium-term notes with maturities ranging from one to five years at an average rate of interest equal to 6.4%. The Company had outstanding $345.0 million of medium-term notes at December 31, 1995.

In June 1996, the Company amended its revolving credit agreement to be a five-year $750.0 million agreement which will terminate in June 2001. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $750.0 million, at a floating interest rate. At September 30, 1996, there were $93.7 million of borrowings outstanding under the revolving credit agreement.

In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $750.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At September 30, 1996, $534.0 million (face or principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At September 30, 1996, the Company had not yet issued any securities under this registration statement.

The Company's primary uses of liquidity and capital resources are capital expenditures, dividend payments and acquisitions.

Capital expenditures were $54.2 million and $53.3 million in the first nine months of 1996 and 1995, respectively.

The Company has paid regular cash dividends on its common stock since 1947. On February 6, 1996, the quarterly cash dividend was increased to $0.14 per share from the $0.12 per share that had been paid since May 11, 1995. Dividends paid were $66.7 million and $53.7 million in the first nine months of 1996 and 1995, respectively. This increase in dividends paid affected retained earnings, which increased by $108.9 million and $102.4 million in the first nine months of 1996 and 1995, respectively.

In 1996, the Company acquired Holson Burnes for $34.6 million in cash and the assumption of $44.4 million of debt. This acquisition was accounted for as a purchase and the cash portion of the purchase price was paid for with proceeds obtained from the issuance of commercial paper.

Working capital at September 30, 1996 was $542.2 million compared to $452.6 million at December 31, 1995. The current ratio at September 30, 1996 was 1.85:1 compared to 1.67:1 at December 31, 1995. Total debt to total capitalization (net of cash and cash equivalents) was .39:1 at September 30, 1996 and .40:1 at December 31, 1995.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         Reference is made to the discussion in Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 with respect to the action brought by the Attorney General of the State of California and the District Attorney for Alameda County, California, against 12 companies, including a subsidiary of the Company, and other unnamed companies (the "Attorney General Case").
         On September 6, 1996, the Company and several of its co-defendants filed an answer in this action, denying all material allegations and claims and pleading numerous affirmative defenses.

         On August 6, 1996, 15 companies, including a subsidiary of the Company, and other unnamed companies, were named as defendants in a national and state private class action in the Superior Court of the State of California, County of Sacramento (the "Sacramento Case"), which represents a consolidation of three such actions filed in California in June and July 1996. In this case, the plaintiffs allege that some or all of these companies breached an implied warranty accompanying the sale of their mini-blinds, committed fraud by concealment, used false and misleading advertising, and employed unlawful, unfair or fraudulent business practices, in connection with the presence of lead in mini-blinds manufactured or sold by such companies. The plaintiffs seek injunctive relief, unspecified damages, restitution of purchase price, costs of the suit (including reasonable attorneys' fees), prejudgment interest and, with respect to the claim of fraud by concealment, punitive damages.

         On October 4, 1996, a Petition for Coordination filed by one of the defendants requesting coordination of the Attorney General Case and the Sacramento Case was granted. As a result, all proceedings in both actions are stayed automatically until such time as the California Judicial Council appoints a coordination trial judge.

         On October 30, 1996, the Company accepted tenders of defense of, and agreed to requests for indemnification from, two of its retailer customers that are named as defendants in one or both of the above-referenced actions. In addition, the Company accepted another tender of defense of, and agreed to a request for indemnification from, one of these retailer customers with respect to a third case (the "Texas Case") in which it was named as a defendant. The
         Company accepted a similar tender concerning the Texas Case from a company (on behalf of itself and another retailer customer of the Company), which sold its imported vinyl mini-blind division (the "Division") to the Company. The Texas Case was filed as a private class action in the 11th Judicial District Court in Harris County, Texas on July 11, 1996 and alleges, among other things, that 10 companies, including the Division, violated the Texas Deceptive
         Trade Practices Act and breached express and implied warranties of merchantability by importing or distributing vinyl mini-blinds containing lead. The plaintiffs, which are commercial multi-family dwelling owners in Harris County that purchased vinyl mini-blinds from the defendants, seek actual damages, prejudgment and postjudgment interest, punitive damages, court costs and reasonable attorneys' fees. Each of the Company's acceptances is limited to liability directly related to actions or omissions of the Company.

         Although management of the Company cannot predict the ultimate outcome of this matter with certainty, it believes that their ultimate resolution will not have a material impact on the Company's consolidated financial statements.

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


                                  NEWELL CO.


Date  November 8, 1996                 /s/ William T. Alldredge
     -----------------                 ---------------------------------
                                       William T. Alldredge
                                       Vice President - Finance



Date  November 8, 1996                 /s/ Brett E. Gries
     -----------------                 ---------------------------------
                                       Brett E. Gries
                                       Vice President - Accounting & Tax