Form 10-K
period 1996-12-31
NEWELL CO
filed 1997-03-26
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission file number
  December 31, 1996                                           1-9608

                                 NEWELL CO.
           (Exact name of Registrant as specified in its charter)

            DELAWARE                                        36-3514169
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        (Identification No.)

              Newell Center
29 East Stephenson Street, Freeport, Illinois                61032-0943
  (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code:  (815)235-4171

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
             Title of each class                     on which registered
             -------------------                    ---------------------

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

     Yes  __X__  No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     There were 158.9 million shares of the Registrant's common stock outstanding as of December 31, 1996. The aggregate market value of the shares of common stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by nonaffiliates of the Registrant was approximately $4,754.3 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

               Documents Incorporated by Reference

                             Part III

     Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 7, 1997, which will be filed March 14, 1997.

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

     The Company manages the activities of its divisions through executives at the corporate level, to whom the divisional managers report, and controls financial activities through centralized accounting, capital expenditure reporting, cash management, order processing, billing, credit, accounts receivable and data processing operations. The production, sales and servicing functions of each division, however, are conducted with substantial independence. Each division is managed by employees who make day-to-day operating and sales decisions and participate in an incentive compensation plan that ties a significant part of their compensation to their division's results. The Company believes that this allocation of responsibility and system of incentives fosters an entrepreneurial approach to management that has been important to the Company's success.

INDUSTRY SEGMENTS
-----------------

     The Company operates in a single industry segment consisting of Consumer Products sold through a variety of retail and wholesale distribution channels.

PRODUCTS
--------

                         HOME FURNISHINGS
                         ----------------
Window Treatments
-----------------

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

     Levolor Home Fashions and Newell Window Furnishings products are sold primarily under the trade names of NEWELL{r}, LEVOLOR{r}, LOUVERDRAPE{r}, DEL MAR{r}, and JOANNA{r}, and the brands SPECTRIM{r}, MAGIC FIT{r} and RIVIERA{r}.

     Levolor Home Fashions and Newell Window Furnishings market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Levolor Home Fashions and Newell Window Furnishings design, manufacture or import, package and distribute their window treatments products. Principal facilities are located in Freeport, Illinois and High Point, North Carolina. Levolor Home Fashions and Newell Window Furnishings have many facilities in the U.S. and Canada.

Picture Frames
--------------

     The Company's picture frame business is conducted by the Intercraft division. Intercraft primarily manufactures wood, wood composite and metal ready-made picture frames, framed art and photo albums.

     Intercraft ready-made picture frames are sold primarily under the trade names of INTERCRAFT{r}, DECOREL{r}, BURNES OF BOSTON{r}, CARR{r}, RAREWOODS{r} AND TERRAGRAFICS{r}, while framed art is sold primarily under the DECOREL{r} trade name and photo albums are sold primarily under the HOLSON{r} trade name.

     Intercraft markets products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. INTERCRAFT{r}, DECOREL{r} and HOLSON{r} products are sold to mass merchants, while the remaining brands are sold to department/specialty stores.

     Intercraft designs, manufactures, packages and distributes picture frames, framed art and photo albums. Principal facilities are located in Taylor, Texas; Statesville, North
Carolina; Mississauga, Ontario; Clairmont, New Hampshire;
Mundelein, Illinois; North Smithfield, Rhode Island; and Durango,
Mexico.

Home Storage Products
---------------------

     Lee Rowan{r} and System Works{r} - coated wire storage, home storage, shelving systems and organization products.

                            HOUSEWARES
                            ----------
Glassware and Plasticware
-------------------------

     The Company's glassware and plasticware business is conducted by the Anchor Hocking and Newell Europe divisions. Anchor Hocking and Newell Europe design, manufacture, package and distribute glass and plastic products. These products include glass ovenware, servingware, cookware and dinnerware products and plastic microwave cookware and food storage products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers and its products are marketed in Europe, the Middle East and Africa only.

     Anchor Hocking products are sold primarily under the trade names of ANCHOR HOCKING{r} and PLASTICS INC.{tm}, and the brand names of OVEN BASICS{r} and STOWAWAYS{r}. Newell Europe's products are sold primarily under the brand names of PYREX{r}, PYROFLAM{r}, VISION{r} and VITRI{r}.

     Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/ specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force.

     Principal facilities are located in Lancaster, Ohio; Monaca, Pennsylvania; St. Paul and Coon Rapids, Minnesota; Sunderland,
Great Britain; Muhtal, Germany and Chateauroux, France.

Aluminum Cookware and Bakeware
------------------------------

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

     Mirro products are sold primarily under the trade names of MIRRO{r} and WEAREVER{r}, and the brand names of AIRBAKE{r}, CUSHIONAIRE{r}, CONCENTRIC AIR{r}, CHANNELON{r} and WEAREVER
AIRE{tm}.

     Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Mirro manufacturing operations are highly integrated, rolling its own sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Principal facilities are located in Manitowoc and Chilton, Wisconsin and Salina, Kansas.

Hair Accessories and Beauty Organizers
--------------------------------------

     Goody{r} - personal consumer products including hair accessories and beauty organizers.

                         OFFICE PRODUCTS
                         ---------------
Markers and Writing Instruments
-------------------------------

     The Company's Markers and Writing Instruments business is conducted by the Sanford division. Sanford primarily manufactures permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils and inks, and distributes other writing instruments including roller ball pens, ball-point pens and mechanical pencils for the retail marketplace.

     Sanford products are sold primarily under the trade names of SANFORD{r}, EBERHARD FABER{r} and BEROL{r}, and the brands
SHARPIE{r}, UNI-BALL{r}, EXPO{r}, ZEZE{r}, VIS-A-VIS{r},
EXPRESSO{r} and MONGOL{r}.

     Sanford markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Principal facilities are located in Bellwood, Illinois; and Lewisburg and Shelbyville, Tennessee. Principal foreign facilities are located in Tlalnepantla, Mexico, Bogota, Colombia and Canada.

Other
-----

     Stuart Hall - school supplies, stationery and office supplies; and Newell, Rogers and Keene Office Products - desktop and computer accessories.

                        HARDWARE AND TOOLS
                        ------------------
Hardware
--------

     The Company's hardware business is conducted by the Amerock and Bulldog Fastener divisions. Amerock primarily manufactures cabinet hardware for the retail marketplace. Amerock also manufactures window hardware for window manufacturers. Bulldog packages and distributes hardware which includes bolts, screws and mechanical fasteners.

     Amerock and Bulldog products are sold primarily under the trade names of AMEROCK{r}, ALLISON{r}, BULLDOG{r} and VSI{r}.

     Amerock and Bulldog market their products directly and through distributors to mass merchants, home centers, hardware distributors, cabinet shops and window manufacturers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Amerock designs, manufactures, packages and distributes its hardware products. Bulldog Fastener Company packages and distributes its products. Principal facilities are located in Rockford, Illinois and Memphis, Tennessee.

Tools
-----

     EZ Paintr - manual paint applicator products and BernzOmatic
- propane and propane/oxygen hand torches.

MARKETING AND DISTRIBUTION
--------------------------

     Sales to Wal-Mart Stores, Inc. amounted to approximately 15% of consolidated sales in 1996, 14% in 1995 and 15% in 1994.
Sales to each of the Company's other customers, individually, amounted to less than 10% of consolidated net sales.

     Most of the Company's customers are retailers that rely on a single or principal source for each of the consumer products that they sell. Accordingly, the divisions focus their marketing effort on the retailer, not on the ultimate consumer, and compete with other suppliers for business. The Company's strategy is to emphasize excellent customer service, innovative merchandising programs and a quality multi-product offering. As part of its customer service programs, the Company's computer systems allow it to receive and process orders for its customers entirely on an electronic basis. The Company also offers vendor managed inventory systems to its customers, with which the Company manages inventory at customer locations. These programs, and the ability to fill and ship orders promptly, are important competitive factors since they reduce a customer's order processing costs and allow the customer to minimize the inventory it must carry. The divisions also maintain sales and service organizations to be responsive to the needs of their customers.

BACKLOG
-------

     The dollar value of unshipped factory orders is not material.

SEASONAL VARIATIONS
-------------------

     The divisions are only moderately affected by seasonal trends. Home Furnishings and Hardware and Tool products have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; Housewares products typically have higher sales in the second half of the year due to retail stocking related to the holiday season; and Office Products have higher sales in the second and third quarters due to the back-to-school season. The Company's consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made, since these seasonal trends are moderate.

NET SALES BY PRODUCT CLASS
--------------------------

     The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, 1996 (including sales of acquired companies from the time of acquisition), for the classes of similar products described previously.

                                         Year Ended December 31,
                                  1996     %      1995     %      1994     %
                                  ----            ----            ----
                                        (In millions, except percentages)
Home Furnishings:
  Window Treatments            $  385.6   13%  $  392.0   16%  $  317.8   15%
  Picture Frames                  339.8   12      154.0    6      135.9    7
  Home Storage Products           190.8    7      186.3    7      189.1    9
                               --------        --------        --------
    Total Home Furnishings        916.2   32      732.3   29      642.8   31
                               --------        --------        --------
Housewares:
  Glassware and Plasticware       394.2   14      397.6   16      256.3   12
  Cookware and Bakeware           273.4    9      261.9   11      280.9   14
  Hair Accessories and
   Beauty Organizers              164.1    6      160.1    6      154.6    8
                               --------        --------        --------
    Total Housewares              831.7   29      819.6   33      691.8   34
                               --------        --------        --------
Office Products:
  Markers and Writing
   Instruments                    570.2   20      402.4   16      212.6   10
  Other *                         171.6    6      179.8    7      170.6    8
                               --------        --------        --------
    Total Office Products         741.8   26      582.2   23      383.2   18
                               --------        --------        --------
Hardware & Tools
  Hardware                        214.1    7      202.7    8      208.8   10
  Tools                           169.0    6      161.6    7      148.3    7
                               --------        --------        --------
    Total Hardware & Tools        383.1   13      364.3   15      357.1   17
                               --------        --------        --------
Newell Consolidated            $2,872.8  100%  $2,498.4  100%  $2,074.9  100%
                               ========  ===   ========  ===   ========  ===

* This category is comprised of different product classes, each representing less than 10% of net sales.

     Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

ACQUISITIONS OF BUSINESSES
--------------------------

     At the foundation of the Company's growth strategy is acquisitions. Since the late 1960s, acquisitions have been the Company's primary vehicle for growth. Over the last 30 years, the Company has acquired more than 70 companies. In the last five years alone, the Company has completed 13 major acquisitions, representing nearly $2.0 billion in additional sales.

     From a small manufacturer of drapery hardware with about $20.0 million in sales and $2.0 million in net income in the late 1960s, Newell has grown an average of nearly 20% per year and is now an international consumer goods supplier with annual sales approaching $3.0 billion and net income exceeding $250.0 million. This dramatic growth is largely the result of acquisitions, supplemented by internal growth.

     In its acquisition planning, the Company looks for branded, staple product lines sold to volume purchasers. These product lines must have the potential to reach the Company's high standard of profitability, a low technology level and a long product life cycle. In addition to adding entirely new product lines, acquisitions can be beneficial in rounding out existing businesses by filling gaps in the product offering, adding new customers and distribution channels, improve operational efficiency through shared resources and create critical mass.

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

     As part of the Newellization process to improve profitability, sales can often decline as unprofitable product lines are reduced or eliminated. In the Newell strategy, once a company has been Newellized (the process usually takes about two years), it is expected to begin building profitable sales and contribute to the Company's internal growth. Internal growth has averaged 5% annually over the past five years.

     On January 30, 1997, the Company signed a letter of intent with Cooper Industries, Inc. to acquire Cooper's Kirsch Division. Kirsch manufactures and distributes drapery hardware and custom window coverings in the U.S. and abroad. Consummation of the acquisition is subject to execution of a definitive agreement and receipt of the necessary government approvals. On March 5, 1997, the Company purchased the Rolodex business unit of Insilco Corporation. Rolodex is a marketer of office products including card files, personal organizers and paper punches.

     Additional information regarding acquisitions of businesses is included in note 2 to the consolidated financial statements.

FOREIGN OPERATIONS
------------------

     Geographic segment information regarding the Company's 1996 and 1995 foreign operations is included in note 13 to the consolidated financial statements.

RAW MATERIAL
------------

     The Company expects to have multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

PATENTS AND TRADEMARKS
----------------------

     The Company has many patents, trademarks and trade names, none of which is considered material to the consolidated operations.

COMPETITION
-----------

     The markets in which the Company competes are highly competitive, with a number of well-established domestic and foreign manufacturers. In addition, many of the Company's products compete with a number of substitute products. The Company believes, however, that it has a significant share in many of its markets and is either number one or number two in virtually all of its respective fields.

     The Company's principal methods of competition are customer service, price, brand name identification, merchandising programs, domestic manufacturing resources and breadth of product line offerings. The Company's strategy is to emphasize excellent customer service, innovative merchandising programs and a quality multi-product offering. The Company also believes that its customer service programs and systems, which include delivery of quality products on time and innovative good-better-best merchandising programs, give it a competitive advantage. The Company's principal customers are sophisticated volume purchasers, which consider a combination of all of these factors in determining where to purchase products.

ENVIRONMENT
-----------

     Information regarding the Company's environmental matters is included in the Management's Discussion and Analysis section of this report.

EMPLOYEES
---------

     The Company has approximately 22,100 employees, of whom approximately 5,600 are covered by collective bargaining agreements.

Item 2.  Properties
-------------------

     The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The executive offices are located in Beloit, Wisconsin, which is an owned facility occupying approximately 9,000 square feet. Other Corporate offices are located in owned facilities in Freeport, Illinois (occupying 59,000 square feet) and in Rockford, Illinois (occupying 7,000 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business. The properties are used for manufacturing ("M"), distribution ("D") and administrative offices ("A").

                                            Owned or
                                            Exp. Date          General
Location              City                  If Leased          Character
--------          ------------              ---------        ------------
Australia         Chadstone, Melbourne      01/97              D & A

Arizona           Phoenix                   03/04            M, D & A

Belgium           Zellick                   10/98              D & A

California        Beaumont                  11/97                D
                  Garden Grove              09/97                M
                  Ontario                   12/97                D
                  Vista                     06/03              M & D
                  Westminster               03/97                A
                  Westminster               05/99                D
                  Westminster               09/97                M

Canada            Brampton, ON              09/97              M & D
                  Calgary, AB               07/01                M
                  Mississauga, ON           Owned              M & D
                  Oakville, ON              10/97              D & A
                  Pickering, ON             03/07                D
                  Prescott, ON              Owned                M
                  Prescott, ON              12/97                D
                  Richmond Hills, ON        10/00                A
                  Toronto, ON               08/00              M & A
                  Toronto, ON               02/98                D
                  Watford, ON               01/04             M, D & A
                  Weston, ON                M-T-M                A

                                            Owner or
                                            Exp. Date        General
Location              City                  If Leased        Character
--------          ------------              ---------        ------------
Colombia          Bogota                    Owned             M, D & A

England           Bath Road                 06/07                A
                  Dunstable                 02/05              D & A
                  King's Lynn               Owned             M, D & A
                  Sunderland                11/99                D
                  Sunderland                12/00                D
                  Sunderland                Owned                M

France            Avon                      11/99                A
                  Chateauroux               Owned             M, D & A

Georgia           Athens                    Owned                M
                  Columbus                  Owned                D
                  Manchester                Owned                M
                  Morrow                    M-T-M                D
                  Peachtree City            Owned                A

Germany           Muhltal                   Owned                M

Hawaii            Kapolei                   07/98                M

Illinois          Bellwood                  11/99             M, D & A
                  Bellwood                  Owned              M & A
                  Freeport                  Owned             M, D & A
                  Freeport                  12/98                D
                  Freeport                  Owned                A
                  Mundelein                 09/97              M & A
                  Rockford                  Owned             M, D & A
                  South Holland             12/97                M
                  Waukegan                  07/98                D

Indiana           Lowell                    Owned             M, D & A

Italy             Milan                     12/01                A
                  Milan                     04/99                D

Kansas            Salina                    Owned              M & D
                  Salina                    06/97                D

Mexico            Durango                   Owned                M
                  Tlalnepantla              Owned             M, D & A

Minnesota         Coon Rapids               Owned                M
                  Eagan                     01/99                D
                  St. Paul                  Owned              M & A

                                            Owned or
                                            Exp. Date          General
Location              City                  If Leased          Character
--------          ------------              ---------        ------------
Missouri          Fenton                    12/99                A
                  Jackson                   Owned             M, D & A
                  Kansas City               12/05             M, D & A

Nebraska          Omaha                     09/98                D

New Hampshire     Claremont                 Owned              M & D
                  Claremont                 10/97                D

New Jersey        Rockaway                  03/98                M

New York          Medina                    Owned             M, D & A
                  Ogdensburg                Owned                M

North Carolina    High Point                Owned              M & A
                  Statesville               Owned              M & D

Ohio              Bremen                    Owned                M
                  Columbus                  12/97                D
                  Lancaster                 Owned             M, D & A
                  Lancaster                 M-T-M                M

Pennsylvania      Ambridge                  M-T-M                D
                  Monaca                    Owned              M & A
                  Monaca                    M-T-M                D
                  Wampum                    M-T-M                D

Puerto Rico       Carolina                  06/98              D & A

Rhode Island      Lincoln                   M-T-M                D
                  North Smithfield          05/05                A

Spain             Madrid                    12/97                A

Tennessee         Johnson City              12/97                D
                  Johnson City              Owned                M
                  Lewisburg                 Owned             M, D & A
                  Memphis                   02/06             M, D & A
                  Memphis                   01/98                D
                  Shelbyville               Owned             M, D & A
                  Shelbyville               02/97                D

Texas             Taylor                    Owned             M, D & A

Utah              Ogden                     Owned                M
                  Salt Lake City            04/98                M

                                            Owned or
                                            Exp. Date          General
Location              City                  If Leased          Character
--------          ------------              ---------        ------------
West Virginia     Weirton                   Owned                M

Wisconsin         Beloit                    Owned                A
                  Chilton                   Owned                M
                  Madison                   Owned             M, D & A
                  Madison                   03/97*               D
                  Manitowoc                 04/98                D
                  Manitowoc                 Owned             M, D & A
                  South Milwaukee           06/97*               D
                  St. Francis               Owned             M, D & A

* Lease not extended past this date.


Item 3.  Legal Proceedings
--------------------------

     Information regarding legal proceedings is included in note
14 to the consolidated financial statements and is hereby incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 1996.

Supplementary Item  -    Executive Officers of the Registrant as
                         of 12/31/96

NAME                       AGE      PRESENT POSITION WITH THE COMPANY
----                       ----     ---------------------------------

William P. Sovey            63      Vice Chairman and Chief Executive Officer

Thomas A. Ferguson, Jr.     49      President and Chief Operating Officer

Donald L. Krause            57      Senior Vice President-Corporate Controller

William T. Alldredge        56      Vice President-Finance

Richard C. Dell             50      Group President

William J. Denton           52      Group President

William K. Doppstadt        64      Vice President-Personnel Relations


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

William K. Doppstadt has been Vice President-Personnel Relations of the Company since 1974.

                             PART II

Item 5.    Market for Registrant's Common Equity and Related
Stockholder Matters
------------------------------------------------------------

     The Company's common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 1996, there were 14,577 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated.

                                 Year Ended December 31,
                  -------------------------------------------------
                            1996                      1995
                  ----------------------     ----------------------
                     High         Low           High         Low
                  ----------  ----------     ----------  ----------
Quarters:
     First         $28 7/8     $25 5/8        $25 1/2     $20 5/8
     Second         32          25 1/2         25          22 1/4
     Third          32          28 1/2         26 1/4      23 5/8
     Fourth         33 1/4      28 1/4         27 1/4      23 43/64


      The Company has paid regular cash dividends on its common stock since 1947. On February 11, 1997, the quarterly cash dividend was increased to $0.16 per share from the $0.14 per share that had been paid since February 6, 1996. Prior to this date, the quarterly cash dividend had been paid at $0.12 per share since May 11, 1995, which was an increase from the $0.10 per share paid since May 12, 1994.


Item 6.  Selected Financial Data
--------------------------------

     The following is a summary of certain consolidated financial information relating to the Company. The summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included elsewhere in this report and the schedules thereto.

                                      Year Ended December 31,
                          1996       1995       1994       1993       1992
                       --------   --------   --------   --------   --------
                                (In millions, except per share data)
INCOME STATEMENT DATA
Net sales              $2,872.8   $2,498.4   $2,074.9   $1,645.0   $1,451.7
Cost of products sold   1,965.5    1,715.6    1,403.8    1,101.7      997.3
                       --------   --------   --------   --------   --------
  Gross income            907.3      782.8      671.1      543.3      454.4
Selling, general
  and administrative
  expenses                421.6      363.3      313.2      257.2      201.1
Restructuring costs           -          -          -          -       20.9
                       --------   --------   --------   --------   --------
  Operating income        485.7      419.5      357.9      286.1      232.4
Nonoperating expenses
 (income):
  Interest expense         57.0       49.8       30.0       19.1       20.4
  Other                     4.1       (1.1)      (1.4)      (8.5)     (65.6)
                       --------   --------   --------   --------   --------
    Net                    61.1       48.7       28.6       10.6      (45.2)
                       --------   --------   --------   --------   --------
  Income before income
   taxes and cumulative
   effect of accounting
   change                 424.6      370.8      329.3      275.5      277.6
Income taxes              168.1      148.3      133.7      110.2      114.3
                       --------   --------   --------   --------   --------
  Net income before
   cumulative effect
   of accounting
   change                 256.5      222.5      195.6      165.3      163.3
  Cumulative effect of
   accounting change          -          -          -          -      (44.2)
                       --------   --------   --------   --------   --------

  Net income           $  256.5   $  222.5   $  195.6   $  165.3   $  119.1
                       ========   ========   ========   ========   ========

EARNINGS PER SHARE DATA
  Before cumulative
   effect of
   accounting change      $1.62      $1.41      $1.24      $1.05     $ 1.05
  Cumulative effect of
   accounting change          -          -          -          -      (0.29)
                       --------   --------   --------   --------   --------

  Earnings per share      $1.62      $1.41      $1.24      $1.05      $0.76
                       ========   ========   ========   ========   ========

Cash dividends per
 share                    $0.56      $0.46      $0.39      $0.35      $0.30
                       ========   ========   ========   ========   ========

*****
Item 6.  Selected Financial Data (Cont.)
----------------------------------------

                          1996       1995       1994       1993      1992
                       --------   --------   --------   --------   --------
                                           (In millions)

WEIGHTED AVERAGE SHARES  158.8      158.2      157.8      157.3     155.8

BALANCE SHEET DATA
Inventories           $  509.5   $  509.2   $  420.7   $  301.0  $  226.2
Working Capital          471.1      452.6      133.6       76.7     219.5
Total assets           3,005.1    2,927.1    2,488.3    1,952.9   1,569.6
Short-term debt          104.1      163.0      309.1      247.2      97.1
Long-term debt, net of
 current maturities      672.0      761.6      409.0      218.1     176.8
Stockholders' equity   1,491.8    1,296.0    1,125.3      979.1     859.4

1992
----

     On February 14, 1992, a subsidiary of the Company merged with Sanford Corporation ("Sanford"), a designer, manufacturer and marketer of marking and writing instruments, plastic desk accessories, file storage boxes and other office and school supplies. The Company issued approximately 27.8 million shares of common stock for all the common stock of Sanford (valued at approximately $686.7 million). This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger.

     On July 8, 1992, the Company acquired Stuart Hall Company, Inc. ("Stuart Hall"), a manufacturer of school supplies, stationery and office supplies. On October 1, 1992, the Company acquired substantially all of the assets of Intercraft Industries, L.P., and all of the capital stock of Intercraft Industries of Canada, Inc. (collectively, "Intercraft"), manufacturers of ready-made picture frames. For these and other minor acquisitions, the Company paid $175.0 million in cash, issued 3.2 million shares of common stock for all the common stock of Stuart Hall (valued at approximately $54.6 million), and assumed $82.4 million of debt. These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $161.9 million.

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


1993
----

     On April 30, 1993, the Company acquired substantially all of the assets of Levolor Corporation ("Levolor"), a manufacturer and distributor of decorative window coverings. On September 22, 1993, the Company acquired Lee Rowan Company ("Lee Rowan"), a manufacturer and marketer of coated wire storage and organization products. On November 9, 1993, the Company acquired Goody Products, Inc. ("Goody"), a manufacturer and marketer of personal consumer products including hair accessories and beauty organizers. For these and other minor 1993 acquisitions, the Company paid $293.1 million in cash (excluding the $13.1 million of Goody common stock that the Company owned prior to the acquisition) and assumed $30.7 million of debt.

     These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $208.2 million.

Subsequent Years
----------------

     Information regarding 1994, 1995 and 1996 acquisitions of businesses is included in note 2 to the consolidated financial statements.

QUARTERLY SUMMARIES

     Summarized quarterly data for the last three years are as follows (unaudited):

Calendar Year          1st         2nd         3rd       4th          Year
-------------       --------    --------    --------   --------     --------
                          (In millions, except per share data)

     1996
     ----
Net sales           $  618.2    $  735.1    $  761.9   $  757.6     $2,872.8
Gross income           181.3       235.8       243.7      246.5        907.3
Net income              33.2        67.7        74.6       81.0        256.5
Earnings per share       .21         .43         .47        .51         1.62

     1995
     ----
Net sales           $  556.6    $  621.3    $  651.3   $  669.2     $2,498.4
Gross income           166.8       189.5       207.2      219.3        782.8
Net income              36.1        54.9        65.1       66.4        222.5
Earnings per share       .23         .35         .41        .42         1.41

     1994
     ----
Net sales           $  443.5    $  493.5    $  553.2   $  584.7     $2,074.9
Gross income           134.8       159.9       179.2      197.2        671.1
Net income              31.5        44.0        58.0       62.1        195.6
Earnings per share       .20         .28         .37        .39         1.24

Item 7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition
----------------------------------------------------------

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                   Year Ended December 31,

                                              1996        1995        1994
                                             ------      ------      ------
Net sales                                    100.0%      100.0%      100.0%
Cost of products sold                         68.4        68.7        67.7
                                             ------      ------      ------
  Gross income                                31.6        31.3        32.3

Selling, general
 and administrative expenses                  14.7        14.5        15.1
                                             ------      ------      ------
  Operating income                            16.9        16.8        17.2

Nonoperating expenses (income):
 Interest expense                              2.0         2.0         1.4
 Other                                         0.1           -        (0.1)
                                             ------      ------      ------
   Net                                         2.1         2.0         1.3
                                             ------      ------      ------
  Income before income taxes                  14.8        14.8        15.9

Income taxes                                   5.9         5.9         6.5
                                             ------      ------      ------
  Net income                                   8.9%        8.9%        9.4%
                                              =====       =====       =====

1996 vs. 1995
-------------

     Net sales for 1996 were $2,872.8 million, representing an increase of $374.4 million or 15.0% from $2,498.4 million in 1995. The overall increase in net sales was primarily attributable to contributions from the 1995 acquisitions of Decorel and Berol, the 1996 acquisition of Holson Burnes, and internal growth of 4% (internal growth is defined as growth from the Company's "core businesses," which include continuing businesses owned more than two years and minor acquisitions completed during the last two years). All of the acquisitions are described in note 2 to the consolidated financial statements. Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                       Year Ended December 31,       Primary Reasons
                      1996        1995   %Change      for Increases
                   --------   --------   -------   ------------------

Home Furnishings   $  916.2   $  732.3    25.1%    Decorel October 1995 and
                                                    Holson Burnes January
                                                    1996 acquisitions and
                                                    6% internal growth

Housewares            831.7      819.6     1.5     4% internal growth offset
                                                    by weaker than expected
                                                    sales at Newell Europe
                                                    as a result of soft
                                                    European retail
                                                    conditions

Office Products       741.8      582.2    27.4     Berol November 1995
                                                    acquisition and 3%
                                                    internal growth

Hardware & Tools      383.1      364.3     5.2     Internal growth
                   --------   --------
                   $2,872.8   $2,498.4    15.0%
                   ========   ========

      Gross income as a percent of net sales for 1996 was 31.6% versus 31.3% in 1995. Gross margins improved slightly, primarily as a result of increases in gross margins from the businesses acquired in 1995 and 1994.

     Selling, general and administrative expenses ("SG&A") as a percent of net sales in 1996 were 14.7% versus 14.5% in 1995. There was no material change in spending at the core businesses; the increase as a percentage of sales was primarily due to SG&A at Holson Burnes.

     Net nonoperating expenses for 1996 were $61.1 million versus $48.7 million in 1995. The $12.4 million change included a $7.2 million increase in interest expense and a $4.3 million increase in amortization of trade names and goodwill as a result of additional borrowings and capitalized goodwill related to the 1996 and 1995 acquisitions. For supplementary information regarding other nonoperating expenses, see note 12 to the consolidated financial statements.

     The effective tax rate was 39.6% in 1996 versus 40.0% in 1995. See note 11 to the consolidated financial statements for an explanation of the effective tax rate.

     Net income for 1996 was $256.5 million, representing an increase of $34.0 million or 15.3% from 1995. Earnings per share for 1996 were up 14.9% to $1.62 versus $1.41 in 1995. The increases in net income and earnings per share were primarily attributable to contributions from Berol (net of associated interest expense and goodwill amortization) and an improvement in operating margins at several of the core businesses.

INTERNATIONAL OPERATIONS
------------------------

     Until a few years ago, the Company's overseas business was conducted by Newell International, an exporter of the Company's products. Newell International, with 1996 sales approaching $60.0 million, had consistently increased sales since it was established more than two decades ago.

     Then, in November 1994, the Company began a major emphasis on overseas expansion with the acquisition of Corning's $130.0 million European consumer products business. Now known as Newell Europe, the acquisition included Corning's manufacturing facilities in England, France and Germany. The purchase also included the trademark rights and product lines of Pyrex{r}, one of the most recognized brands in Europe (see note 2 to the consolidated financial statements).

     More recently, the 1995 acquisition of Berol, an international manufacturer and marketer of writing instruments, provided the Company with international sales of more than $80.0 million and extensive foreign manufacturing facilities.

     Recent acquisitions, combined with existing sales by Newell International and by Canadian businesses (approximately $145.0 million), have pushed Newell's international business to almost 15% of sales and 10% of operating income (see note 13 to the consolidated financial statements for a more detailed geographic segment breakdown). The non-U.S. business is growing at a faster pace than the U.S. business, as shown below:

                                 Year Ended December 31,
                          ----------------------------------
                            1996         1995       % Change
                          --------     --------     --------
                                    (in millions)
Net sales:
  U.S.                    $2,458.2     $2,157.0        14.0%
  Non-U.S.                   414.6        341.4        21.4
                          --------     --------
Total                     $2,872.8     $2,498.4        15.0%
                          ========     ========
Operating income:
  U.S.                    $  437.7     $  389.1        12.5%
  Non-U.S.                    48.0         30.4        57.9
                          --------     --------
Total                     $  485.7     $  419.5        15.8%
                          ========     ========

     The Company expects this trend to continue as it pursues its substantial international growth opportunities.

1995 vs. 1994
-------------

     Net sales for 1995 were $2,498.4 million, representing an increase of $423.5 million or 20.4% from $2,074.9 million in 1994. The overall increase in net sales was primarily attributable to contributions from the 1995 acquisitions of Decorel and Berol, and the 1994 acquisitions of HFI, Faber and Newell Europe (all of which are described in note 2 to the consolidated financial statements). Internal growth was lower than expected in 1995 due to a sluggish retail environment. Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                        Year Ended December 31,
                   --------------------------------       Primary Reasons
                      1995        1994      %Change         for Increases
                   --------    --------    --------    ----------------------
Housewares         $  819.6    $  691.8       18.5%     Newell Europe November
                                                         1994 acquisition

Home Furnishings      732.3       642.8       13.9      Decorel October 1995
                                                         acquisition and
                                                         HFI August 1994
                                                         acquisition

Office Products       582.2       383.2       51.9      Berol November 1995
                                                         acquisition,
                                                         Faber October 1994
                                                         acquisition and
                                                         9% internal growth

Hardware & Tools      364.3       357.1        2.0      Internal growth
                   --------    --------
                   $2,498.4    $2,074.9       20.4%
                   ========    ========

         Gross income as a percent of net sales for 1995 was 31.3% versus 32.3% in 1994. The decrease was due to lower than average gross margins from the businesses acquired in 1995 and 1994.

     SG&A as a percent of net sales in 1995 was 14.5% versus
15.1% in 1994. The decrease was due to lower spending at the Company's core businesses and low levels of SG&A at Faber.

     Net nonoperating expenses for 1995 were $48.7 million versus $28.6 million in 1994. The $20.1 million change included a $19.8 million increase in interest expense and a $3.9 million increase in amortization of trade names and goodwill as a result of additional borrowings and capitalized goodwill related to the 1995 and 1994 acquisitions. For supplementary information regarding other nonoperating expenses, see note 12 to the consolidated financial statements.

     The effective tax rate was 40.0% in 1995 versus 40.6% in 1994. See note 11 to the consolidated financial statements for an explanation of the effective tax rate.

     Net income for 1995 was $222.5 million, representing an increase of $26.9 million or 13.8% from 1994. Earnings per share for 1995 were up 13.7% to $1.41 versus $1.24 in 1994. The increases in net income and earnings per share were primarily attributable to contributions from the 1995 and 1994 acquisitions (net of associated interest expense and goodwill amortization) and an increase in operating margins at several of the core businesses.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

SOURCES:
-------

     The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

     Operating activities provided net cash of $367.3 million during 1996, an increase of $90.6 million from $276.7 million in 1995. This increase was primarily due to an increase in net income and effective working capital management in 1996.

     During 1996, the Company amended its revolving credit agreement with 23 banks to provide for a five-year $900.0 million agreement which will terminate in June 2001. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $900.0 million, at a floating interest rate. At December 31, 1996, there were no borrowings under the revolving credit agreement.

     In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $900.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1996, $404.0 million (face or principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

     At December 31, 1996, the Company had outstanding $295.0 million (principal amount) of medium-term notes with maturities ranging from five to ten years at an average rate of interest equal to 6.4%.

     The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At December

31, 1996, the Company had not yet issued any securities under this registration statement.

     The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at December 31, 1996 totalled $70.9 million.


USES:
----

     The Company's primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

     Capital expenditures were $94.2 million, $82.6 million and $66.0 million in 1996, 1995 and 1994, respectively.

     The Company has paid regular cash dividends on its common stock since 1947. On February 11, 1997, the quarterly cash dividend was increased to $0.16 per share from the $0.14 per share that had been paid since February 6, 1996. Prior to this date, the quarterly cash dividend had been paid at $0.12 per share since May 11, 1995, which was an increase from the $0.10 per share paid since May 12, 1994. Dividends paid during 1996, 1995 and 1994 were $88.9 million, $72.8 million and $61.5 million, respectively. In August 1994, the Company's Board of Directors declared a two-for-one common stock split in the form of a 100% stock distribution of the Company's common stock, which was paid on September 1, 1994 to stockholders of record on August 15, 1994. All per share data has been adjusted to reflect the two-for-one stock split.

     Retained earnings increased in 1996, 1995 and 1994 by $167.6 million, $149.7 million and $134.0 million, respectively. The average dividend payout ratio to common stockholders in 1996, 1995 and 1994 was 35%, 33% and 31%, respectively (represents the percentage of earnings per share paid in cash to stockholders).

     In 1996, the Company acquired Holson Burnes and completed other minor acquisitions for a total cash purchase price of $42.6 million. In 1995 and 1994, the Company completed acquisitions with total cash purchase prices of $210.6 million and $360.8 million, respectively. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes, notes payable under the Company's lines of credit or shares of the Company's common stock.

     The increases in current assets, current liabilities, property, plant and equipment and trade names and goodwill during 1996, 1995 and 1994 were primarily due to the acquisitions occurring in those years.

     Working capital at December 31, 1996 was $471.1 million compared to $452.6 million at December 31, 1995 and $133.6 million at December 31, 1994. The current ratio at December 31, 1996 was 1.74:1 compared to 1.67:1 at December 31, 1995 and 1.17:1 at December 31, 1994. The working capital and current ratio increased in 1996 and 1995 versus 1994 as a result of increased current assets related to acquired businesses coupled with lower levels of short-term debt. Total debt to total capitalization (net of cash and cash equivalents) was .34:1 at December 31, 1996, .40:1 at December 31, 1995 and .38:1 at
December 31, 1994. The ratio decreased in 1996 primarily as a result of paying down debt with cash provided from operations.

     The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

     In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to be Disposed of." The adoption of this statement in 1996 was not material to the consolidated financial statements.

     In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted the disclosure requirements of this statement (see note 10 to the consolidated financial statements) and will continue to apply APB Opinion No. 25 to its stock option plans.

Environmental Matters
---------------------

     The Company is involved in various environmental remediation and other compliance activities, including activities arising under the federal Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and similar state statutes. Certain information regarding these activities is included in note 14 to the consolidated financial statements. Based on information currently available to it, the Company has estimated that remediation costs associated with these activities will be between $9.6 million and $17.3 million. As of December 31, 1996, the Company had a reserve equal to $15.9 million for such remediation costs in the aggregate. Because of the uncertainties associated with environmental assessment and remediation activities, the possibility that sites could be identified in the future that require environmental remediation and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental costs, the Company does not expect that any sums it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

Outlook
-------

     The Company's primary financial goals are to maintain return on beginning equity ("ROE") at 20% or above and increase earnings per share ("EPS") an average of 15% per year, while maintaining a prudent ratio of total debt to total capital ("leverage"). The Company has achieved these goals over the last ten years, averaging 21% ROE, increasing EPS 20% and averaging 28% leverage. The factors affecting the Company's ability to achieve these goals in the future will be the rates of internal and acquisition growth.

     In terms of internal growth, the Company has achieved an average of 5% internal growth over the last five years. This has been accomplished by adding new customers, cross-selling existing product lines to current customers, cultivating the Company's relationships with volume purchasers, entering new markets, and, most important, introducing new products. The rate at which the Company grows internally in 1997 and beyond will likely depend on its success in these areas. For 1997, the rate of internal growth is expected to be in the 3-5% range. In addition, the Company's internal growth rate may be impacted by external factors, such as the strength of retail economies (primarily in the U.S. and to a lesser extent in Canada, Central and South America, and Europe), the nature of the mareketplace (which can be influenced by large and well-established manufacturers as well as large volume purchasers, many of which are much larger than the Company and have significant bargaining power) and the risks associated with doing business internationally (including currency fluctuations, tariffs, nationalization and other political and regulatory risks).

     In terms of acquisition growth, since 1990 the Company has more than doubled its size, acquiring businesses with annual sales of almost $2.0 billion. The rate at which the Company can integrate these recent acquisitions, in order to meet the Company's high standards of profitability, may affect near-term EPS growth. Over the longer term, the Company's ability to make and integrate strategic acquisitions will impact the EPS growth rate.

     On October 15, 1996, Black & Decker exercised its option to convert the 150,000 shares of privately placed Black & Decker preferred stock owned by the Company (purchased at a cost of

$150.0 million) into 6.4 million shares of Black & Decker common stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $10.2 million annually or $0.07 per Newell common share, net of tax. Based on historical information, the dividends paid to the Company on the shares of Black & Decker Common Stock owned by the Company are expected to total $2.7 million annually, or $0.02 per Newell common share, net of tax.

     Forward-looking statements made in this section and other sections of this report are made in reliance upon the safe harbor provisions of the private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks and uncertainties which are generally discussed here. Additional information regarding such risks and uncertainties is included in
Exhibit 99 to the 1996 10-K Report, which identifies in greater detail the risk factors which could cause the Company's actual financial results to differ materially from results forecast or estimated by the Company in forward-looking statements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

             Report of Independent Public Accountants
             ----------------------------------------

To the Stockholders and Board of Directors of Newell Co.:

We have audited the accompanying consolidated balance sheets of Newell Co. (a Delaware corporation) and subsidiaries as of December 31, 1996, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of Newell Co.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Co. and subsidiaries as of December 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1996, in conformity with generally accepted accounting principles.

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

                       ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
January 27, 1997.

                          NEWELL CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                           Year Ended December 31,
                                      1996          1995          1994
                                   ----------    ----------    ----------
                     (In thousands, except per share data)

Net sales                          $2,872,817    $2,498,414    $2,074,934
Cost of products sold               1,965,500     1,715,585     1,403,786
                                   ----------    ----------    ----------
     GROSS INCOME                     907,317       782,829       671,148

Selling, general and
 administrative expenses              421,630       363,356       313,283
                                   ----------    ----------    ----------
     OPERATING INCOME                 485,687       419,473       357,865

Nonoperating expenses (income):
  Interest expense                     56,989        49,812        29,970
  Other                                 4,064        (1,124)       (1,397)
                                   ----------    ----------    ----------
     Net                               61,053        48,688        28,573
                                   ----------    ----------    ----------
     Income before income taxes       424,634       370,785       329,292

Income taxes                          168,155       148,314       133,717
                                   ----------    ----------    ----------

     NET INCOME                    $  256,479    $  222,471    $  195,575
                                   ==========    ==========    ==========

Earnings per share                      $1.62         $1.41         $1.24
                                   ==========    ==========    ==========

Weighted average shares outstanding   158,764       158,212       157,774
                                   ==========    ==========    ==========



See notes to consolidated financial statements.

                          NEWELL CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                       December 31,
                                              1996        1995         1994
                                          ----------  ----------  ----------
                                                      (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents               $    4,360  $   58,771  $   14,892
  Accounts receivable, net                   404,170     390,296     335,806
  Inventories, net                           509,504     509,245     420,654
  Deferred income taxes                      121,152     107,499      90,063
  Prepaid expenses and other                  68,928      67,063      56,256
                                          ----------  ----------  ----------
     TOTAL CURRENT ASSETS                  1,108,114   1,132,874     917,671

MARKETABLE EQUITY SECURITIES                 240,789      53,309      64,740

OTHER LONG-TERM INVESTMENTS                   58,703     203,857     214,044

OTHER ASSETS                                 119,168     122,702     133,652

PROPERTY, PLANT AND EQUIPMENT, NET           555,434     530,285     454,597

TRADE NAMES AND GOODWILL                     922,846     884,084     703,572
                                          ----------  ----------  ----------

     TOTAL ASSETS                         $3,005,054  $2,927,111  $2,488,276
                                          ==========  ==========  ==========



See notes to consolidated financial statements.

                          NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT.)



                                                      December 31,
                                             1996        1995         1994
                                          ----------  ----------  ----------
                                                     (In thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                           $   70,877  $  104,017  $  209,720
  Accounts payable                           105,333     113,927     112,269
  Accrued compensation                        65,632      73,057      57,785
  Other accrued liabilities                  324,719     317,184     296,554
  Income taxes                                37,209      13,043       8,271
  Current portion of long-term debt           33,243      59,031      99,425
                                          ----------  ----------  ----------
     TOTAL CURRENT LIABILITIES               637,013     680,259     784,024

LONG-TERM DEBT                               672,033     761,578     408,986

OTHER NONCURRENT LIABILITIES                 156,691     158,321     152,697

DEFERRED INCOME TAXES                         47,477      30,987      17,243

STOCKHOLDERS' EQUITY
  Common stock - authorized shares,
   400.0 million at $1 par value;
   Outstanding shares:                       158,871     158,626     157,844
    1996 - 158.9 million
    1995 - 158.6 million
    1994 - 157.8 million
  Additional paid-in capital                 197,889     190,860     175,218
  Retained earnings                        1,106,146     938,567     788,862
  Net unrealized gain on securities
   available for sale                         36,595      15,912       9,868
  Cumulative translation adjustment           (7,661)     (7,999)     (6,466)
                                          ----------  ----------  ----------

     TOTAL STOCKHOLDERS' EQUITY            1,491,840   1,295,966   1,125,326
                                          ----------  ----------  ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    $3,005,054  $2,927,111  $2,488,276
                                          ==========  ==========  ==========



See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES -- CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                     1996        1995        1994
                                                 ---------    ---------   ---------
                                                            (In thousands)
OPERATING ACTIVITIES:
  Net income                                    $  256,479   $  222,471  $  195,575
  Adjustments to Reconcile Net
   Income to Net Cash Provided
   by Operating Activities:
     Depreciation and amortization                 116,362      101,722      72,485
     Deferred income taxes                          44,700       40,747      30,673
     Net gains(losses) on:
       Marketable equity securities                      -      (15,819)       (373)
       Write-off of investment                       1,339       16,000           -
     Equity earnings of investment                  (6,364)      (5,993)     (5,661)
   Changes in current accounts, excluding
    the effects of acquisitions:
     Accounts receivable                             1,812       16,380        (254)
     Inventories                                    27,256       (4,444)    (13,798)
     Other current assets                               37       (4,629)      4,187
     Accounts payable                              (25,564)     (14,941)     (5,626)
     Accrued liabilities and other                 (48,731)     (74,752)    (38,782)
                                                 ---------    ---------   ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES          367,326      276,742     238,426
                                                 ---------    ---------   ---------
INVESTING ACTIVITIES:
  Acquisitions, net                                (58,213)    (187,788)   (345,392)
  Expenditures for property, plant
   and equipment                                   (94,237)     (82,562)    (66,026)
  Purchase of marketable equity securities          (3,513)           -           -
  Sale of marketable equity securities                   -       37,324       1,053
  Disposals of noncurrent assets and other           8,767        1,227       2,628
                                                 ---------    ---------   ---------
NET CASH USED IN INVESTING ACTIVITIES             (147,196)    (231,799)   (407,737)
                                                 ---------    ---------   ---------
FINANCING ACTIVITIES:
  Proceeds from issuance of debt                     1,193      315,191     402,708
  Proceeds from exercised stock options and other    7,274        7,100       2,799
  Payments on notes payable and long-term debt    (194,108)    (250,589)   (162,638)
  Cash dividends                                   (88,900)     (72,766)    (61,532)
                                                 ---------    ---------   ---------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                             (274,541)      (1,064)    181,337
                                                 ---------    ---------   ---------
INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS    (54,411)      43,879      12,026
Cash and cash equivalents at beginning of year      58,771       14,892       2,866
                                                 ---------    ---------   ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR        $    4,360   $   58,771   $  14,892
                                                 =========    =========    ========
Supplemental cash flow disclosures:
  Cash paid during the year for:
    Income taxes                                $  123,700   $  129,300   $ 115,900
    Interest                                        55,400       44,800      31,100

See notes to consolidated financial statements.

                NEWELL CO. AND SUBSIDIARIES -- CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Net
                                                                     Unrealized
                                                                      Gain On
                                           Add'l                     Securities     Cumulative
                                Common    Paid-In        Retained     Available    Translation
                                Stock     Capital(1)     Earnings     for Sale      Adjustment
                                ------    ---------      --------     ----------   -----------
                                          (In thousands, except per share data)

Balance at December 31, 1993   $78,793   $  249,588     $  654,819          N/A     $ (4,055)

Net income                                                 195,575
Fair value adjustment for
 securities available for
 sale at January 1, 1994                                               $  3,353
Cash dividends:
 Common stock $0.39 per share                              (61,532)
Stock split, form of 100%
 stock dividend                 78,910      (78,910)
Exercise of stock options          155        4,604
Change in net unrealized
 gain on securities
 available for sale                                                       6,515
Foreign currency translation
 and other                         (14)         (64)                                  (2,411)
                               --------      --------      --------      -------      -------
Balance at December 31, 1994   157,844      175,218        788,862        9,868       (6,466)

Net income                                                 222,471
Cash dividends:
 Common stock $0.46 per share                              (72,766)
Stock issued for acquisitions      381        8,943
Exercise of stock options          412        6,759
Change in net unrealized
 gain on securities
 available for sale                                                       6,044
Foreign currency translation
 and other                         (11)         (60)                                   (1,533)
                               --------      ------       --------      ------      --------
Balance at December 31, 1995   158,626      190,860        938,567       15,912       (7,999)

Net income                                                 256,479
Cash dividends:
 Common stock $0.56 per share                              (88,900)
Exercise of stock options          245        7,088
Change in net unrealized
 gain on securities
 available for sale                                                      20,683
Foreign currency translation
 and other                                      (59)                                      338
                               -------      -------       ---------     -------      -------
Balance at December 31, 1996  $158,871   $  197,889     $1,106,146     $ 36,595     $ (7,661)
                               =======      =======      =========      =======      =======

(1) Net of treasury stock (at cost) of $199, $161 and $134 as of December 31, 1996, 1995 and 1994, respectively.

See notes to consolidated financial statements.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 1996, 1995 AND 1994

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

     Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Long-term Investments: The fair value of the investment in convertible preferred stock of The Black & Decker
     Corporation ("Black & Decker") in 1995 and 1994 was based on an independent appraisal. This preferred stock was converted into Black & Decker common stock on October 15, 1996 and reclassified to Long-term Marketable Equity
     Securities at December 31, 1996.

     Long-term Debt: The fair value of the Company's long-term debt issued under the medium-term note program is estimated based on quoted market prices which approximate cost. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.

     Allowances for Doubtful Accounts: Allowances for doubtful accounts at December 31 totalled $13.2 million in 1996, $11.0 million in 1995 and $10.9 million in 1994.

     Inventories: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 86%, 89% and 87% of total inventories at December 31, 1996, 1995 and 1994, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out"("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $26.0 million, $29.0 million and $12.3 million at December 31, 1996, 1995 and 1994, respectively.

     The components of inventories at the end of each year, net of the LIFO reserve, were as follows:
                                             December 31,
                                     1996     1995     1994
                                     ----     ----     ----
                                          (In millions)
Materials and supplies              $124.5   $147.7   $ 81.7
Work in process                       87.9     87.5     98.9
Finished products                    297.1    274.0    240.1
                                    ------   ------   ------
                                    $509.5   $509.2   $420.7
                                     =====    =====    =====

     Inventory reserves at December 31 totalled $81.2 million in 1996, $67.3 million in 1995 and $51.6 million in 1994.

     Other Long-term Investments: At December 31, 1995 and 1994, the Company owned 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, purchased at a cost of $150.0 million. On October 15, 1996, in accordance with the terms of the preferred stock, Black & Decker exercised its option to convert the preferred stock into 6.4 million shares of Black & Decker common stock. As a result of the conversion, the common stock is classified as a Long-term Marketable Equity Security in the December 31, 1996 consolidated balance sheet.

     The Company has a 49% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the VISE-GRIP and IRWIN trademarks. This investment is accounted for on the equity method with a net investment of $45.4 million.

     Long-term Marketable Equity Securities: Long-term Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Long-term marketable equity securities at the end of each year are summarized as follows:

                                          December 31,
                                     1996     1995     1994
                                     ----     ----     ----
                                          (In millions)
Aggregate market value              $240.8   $ 53.3   $ 64.7
Aggregate cost                       180.3     26.8     48.3
                                     -----   ------   ------
Unrealized gain                     $ 60.5   $ 26.5   $ 16.4
                                     =====    =====    =====

     During 1995, the Company received proceeds of $37.3 million from the sale of Long-term Marketable Equity Securities and recorded a gain of $15.8 million on the sale. Gains and losses on the sales of Long-term Marketable Equity Securities are based upon the average cost of securities sold.

     Property, Plant and Equipment: Property, plant and equipment at the end of each year consisted of the following:

                                         December 31,
                                   1996     1995     1994
                                   ----     ----     ----
                                        (In millions)
Land                           $  21.1  $  16.2  $   9.6
Buildings and improvements       206.9    194.8    164.8
Machinery and equipment          699.6    620.2    515.8
                                -------  -------  -------
                                 927.6    831.2    690.2

Allowance for depreciation       (372.2)  (300.9)  (235.6)
                                 -------   ------   ------
                                $ 555.4  $ 530.3  $ 454.6
                                =======   ======   ======

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

     Trade Names and Goodwill: The cost of trade names and the excess of cost over identifiable net assets of businesses acquired are being amortized over 40 years on a straight-line basis. Total accumulated amortization of trade names and goodwill was $99.7 million, $76.3 million and $57.0 million at December 31, 1996, 1995 and 1994, respectively.

     Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the relevant business's undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Accrued Liabilities: Accrued Liabilities at the end of each year included the following:

                                          December 31,
                                     1996     1995     1994
                                     ----     ----     ----
                                          (In millions)
Customer accruals                   $ 91.4   $ 83.7   $ 74.9
Accrued self-insurance liability      46.3     39.7     38.7

     Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily for workers' compensation and is estimated based upon historical claim experience.

     Foreign Currency Translation: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses were insignificant in 1996, 1995 and 1994.

     Earnings per share: The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. Common stock equivalents assumed with the stock option plans are not materially dilutive to earnings per share.

     Accounting Principles Adopted:  In 1995, the Financial
Accounting Standards Board ("FASB") issued SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed of." The adoption of this statement in 1996 was not material to the consolidated financial statements.

     In 1995, the FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted the disclosure requirements of this statement (see note 10 to the consolidated financial statements) and will continue to apply APB Opinion No. 25 to its stock option plans.

     Reclassification: Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

2)   ACQUISITIONS OF BUSINESSES

1994
----

     On August 29, 1994, the Company acquired Home Fashions, Inc.("HFI"), a manufacturer and marketer of decorative window coverings, including vertical blinds and pleated shades sold under the Del Mar and LouverDrape brand names. HFI was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation ("Faber"), a maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, sold under the Eberhard Faber brand name. Faber was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as "Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex, Pyroflam and Visions brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas (Pyrex and Visions are registered trademarks of Corning Incorporated). Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S. manufactured cookware and dinnerware brands. For these and other minor 1994 acquisitions, the Company paid $360.8 million in cash and assumed $12.8 million of debt.

     These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately
$202.2 million.

1995
----

     On October 2, 1995, the Company acquired Decorel Incorporated ("Decorel"), a manufacturer and marketer of ready-made picture frames. Decorel was combined with Intercraft. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer of markers and writing instruments. Berol was combined with Sanford. For these and other minor 1995 acquisitions, the Company paid $210.6 million in cash, issued 379,507 shares of the Company's common stock (valued at approximately $9.5 million) and assumed $144.2 million of debt.

     These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately
$181.1 million.

1996
----

     On January 19, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. For this and other minor 1996 acquisitions, the Company paid $42.6 million in cash and assumed $44.4 million of debt.

     These transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $37.0 million. The final adjustments to the purchase price allocation are not expected to be material to the financial statements.

     The unaudited consolidated results of operations for the years ended December 31, 1996 and 1995 on a pro forma basis, as though Decorel, Berol and Holson Burnes had been acquired on January 1, 1995, are as follows:

                                   1996                 1995
                                 --------             --------
                             (In millions, except per share data)
Net sales                        $2,877.3             $2,867.8
Net income                          255.5                200.1
Earnings per share                   1.61                 1.26

3)   CREDIT ARRANGEMENTS

     The Company has short-term foreign and domestic uncommitted lines of credit with various banks and a commercial paper program which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at December 31, 1996 totalled $70.9 million.

     The following is a summary of borrowings under foreign and domestic lines of credit:
                                          1996       1995       1994
                                          ----       ----       ----
                                                (In millions)
Notes payable to banks:
  Outstanding at year-end
      - borrowing                        $ 70.9     $104.0     $ 92.6
      - weighted average interest rate      4.7%       6.6%       6.0%
  Average for the year
      - borrowing                          99.4      102.4       21.5
      - weighted average interest rate      5.3%       6.7%       4.9%
Maximum borrowing outstanding
   during the year                        120.0      137.8      119.3

         The Company also can issue up to $900.0 million of commercial paper. The revolving credit facilities, as described in note 4 to the consolidated financial statements, provide the committed backup liquidity required to issue commercial paper. The following is a summary of commercial paper:

                                              1996       1995       1994
                                              ----       ----       ----
                                                   (In millions)
Commercial paper:
   Outstanding at year-end
         - borrowing                        $404.0     $448.6     $417.1
         - average interest rate               5.9%       5.8%       6.0%
Average for the year
         - borrowing                         512.3      410.4      324.8
         - average interest rate               5.3%       6.0%       4.4%
Maximum borrowing outstanding
  during the year                            594.0      500.0      479.0

4)   LONG-TERM DEBT

     The following is a summary of long-term debt:

                                                 December 31,
                                    1996       1995       1994
                                    ----       ----       ----
                                           (In millions)
Medium-term notes                  $295.0     $345.0     $186.0
Commercial paper                    404.0      448.6      300.0
Other long-term debt                  6.2       27.0       22.4
                                    705.2      820.6      508.4
Current portion                     (33.2)     (59.0)     (99.4)
                                   ------      ------    ------
                                   $672.0     $761.6     $409.0
                                    =====      =====      =====

         During 1996, the Company amended its revolving credit agreement to provide for a five-year $900.0 million agreement which will terminate in June 2001. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $900.0 million, at a floating interest rate. At December 31, 1996, there were no borrowings under the revolving credit agreement.

     In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $900.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1996, $404.0 million (face or principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

     At December 31, 1996, the Company had outstanding $295.0 million (principal amount) of medium-term notes with maturities ranging from five to ten years at an average rate of interest equal to 6.4%.

     The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At December 31, 1996, the Company had not yet issued any securities under this registration statement.

     The revolving credit agreement permits the Company to borrow funds using Syndicated loans (Base Rate loans or Eurodollar loans), Money Market loans (LIBOR Market loans or Set Rate loans) or Acceptance liabilities, as selected by the Company. The terms of these agreements require, among other things, that the Company maintain a certain Total Debt to Total Capital Ratio and a minimum Operating Income to Interest Expense Ratio, as defined in these agreements. As of December 31, 1996, the Company was in compliance with these agreements.

     The aggregate maturities of Long-term Debt outstanding at December 31, 1996, are as follows:

              Year                Aggregate Maturities
              ----                --------------------
                                     (In millions)

              1997                      $ 33.2
              1998                         1.1
              1999                         8.0
              2000                       148.0
              2001                       404.9
           Thereafter                    110.0
                                        ------
                                        $705.2
                                        ======

5)   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.
They are used to manage certain interest rate and foreign currency risks.

     Interest rate swap agreements are utilized to convert certain floating rate debt instruments into fixed rate debt.
Premiums paid related to interest rate swap agreements are amortized into interest expense over the terms of the agreements.
As of December 31, 1996, the Company did not have any interest rate swaps outstanding.

     The Company uses forward exchange contracts to hedge certain purchase commitments denominated in currencies other than the domestic currency. Unamortized premiums are included in other assets in the consolidated balance sheets. Gains and losses relating to qualifying hedges of firm commitments are deferred and are recognized in income as adjustments of carrying amounts when the hedged transaction occurs.

     As of December 31, 1996, certain forward purchase contracts to purchase approximately 2.5 billion Japanese yen for $22.3 million through June 1997 were outstanding. As of December 31, 1996, certain forward purchase contracts to purchase approximately $14.2 million for 19.2 million Canadian dollars through February 1997 were outstanding.

     The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.


6)   LEASES

     The Company has minimum rental payments through the year
2007 under noncancellable operating leases as follows:

              Year            Minimum Payments
              ----            ----------------
                               (In millions)

              1997                  $24.8
              1998                   16.2
              1999                    9.6
              2000                    6.3
              2001                    5.1
           Thereafter                17.9
                                    -----
                                    $79.9
                                    =====

     Total rental expense for all operating leases was approximately $45.0 million, $38.3 million and $31.8 million in 1996, 1995 and 1994, respectively.

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

     The net periodic pension cost components for all significant pension plans are as follows:

                                         Year Ended December 31,
                                       ----------------------------
                                       1996       1995       1994
                                       ====       ====       ====
                                             (In millions)
Service cost-benefits earned
 during the year                        $ 16.0     $ 14.3     $ 13.4
Interest cost on projected
 benefit obligation                       36.1       35.0       31.3
Actual return on assets                  (74.0)     (64.0)     (31.3)
Net amortization and
 other components                         24.3       17.5       (9.4)
                                        ------     ------     ------
   Total pension plan expense           $  2.4     $  2.8     $  4.0
                                         =====      =====      =====

         The principal actuarial assumptions used are as follows:

                                       1996       1995       1994
                                       ----       ----       ----
                                             (In percent)
Measurement of projected
 benefit obligation:
Discount rate                          7.75%      7.75%      8%
Long-term rate of
 compensation increase                 5%         5%         5%
Long-term rate of return on
 plan assets                           9%         9%         9%

     The following table sets forth the funded status of the pension plans and the amount recognized in the Company's consolidated balance sheets:

                                     Plans Whose             Plans Whose
                                        Assets               Accumulated
                                        Exceed                 Benefits
                                     Accumulated                Exceed
                                       Benefits                 Assets
                                    ------------             -----------

                                1996    1995    1994     1996    1995(1) 1994
                                ----    ----    ----     ----    ----    ----
                                                (In millions)
Actuarial present value of
 benefit obligations:
   Vested                     $413.9  $329.0  $347.1   $ 17.8  $ 89.2  $ 21.1
   Nonvested                    10.6    10.1    12.0      9.1    10.5     4.8
                              ------  ------  ------   ------  ------  ------
     Accumulated benefit
      obligation               424.5   339.1   359.1     26.9    99.7    25.9

Effect of projected future
 salary increases               20.5    15.2    20.9     10.3    17.9     5.7
                               -----   -----   -----     ----    ----    ----
     Projected benefit
      obligation               445.0   354.3   380.0     37.2   117.6    31.6

Plan assets at market value
 (primarily common stock and
  fixed income investments)    585.8   463.1   469.2        -    75.9     6.1
                               -----   -----   -----     ----   -----    ----
Plan assets in excess of
 (less than) projected
 benefit obligation            140.8   108.8    89.2    (37.2)  (41.7)  (25.5)

Unrecognized transition
 (net asset) obligation         (7.3)   (4.5)  (13.5)     2.3    (3.1)    1.7

Unrecognized prior
 service cost                   (7.7)   (3.0)      -       .9     1.1       -
Unrecognized net (gain)loss    (54.5)  (21.9)   (7.5)     7.5    11.3     5.1
                               ------  ------  ------    ----   -----   -----
Net pension asset (liability)
 in Other Noncurrent
 Assets and Other
 Noncurrent Liabilities       $ 71.3  $ 79.4   $68.2   $(26.5) $(32.4) $(18.7)
                               =====   =====    ====    =====   =====   =====

     Total expense under all profit sharing plans was $6.6 million, $5.5 million and $4.5 million for the years ended
December 31, 1996, 1995 and 1994, respectively.

(1) During 1995, the defined benefit plan covering certain hourly employees contained a temporary unfunded obligation. This plan was fully funded in 1996.

8)   RETIREE HEALTH CARE

     Several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups.

     The components of the net postretirement health care cost
are as follows:
                                              Year Ended December 31,
                                               1996    1995    1994
                                               ----    ----    ----
                                                   (In millions)
Service cost-benefits attributed
 to service during the period                   $ 2.1   $ 1.7   $ 2.0
Interest cost on accumulated
 postretirement benefit obligation                7.7     7.5     7.3
Net amortization and deferral                    (0.3)   (0.5)      -
                                                -----    ----    ----
   Net postretirement health care cost          $ 9.5   $ 8.7   $ 9.3
                                                 =====   ====    ====

         The following table reconciles the accumulated postretirement benefit obligation as recognized in the Company's consolidated balance sheets:

                                                    December 31,
                                               1996     1995     1994
                                               ----     ----     ----
                                                     (In millions)
Accumulated postretirement
 benefit obligation:
  Retirees                                    $ (63.5) $ (67.4) $ (65.2)
   Fully eligible active plan participants       (5.5)    (5.6)    (6.0)
   Other active plan participants               (28.1)   (23.4)   (21.1)
                                              -------   -------  ------
  Accumulated postretirement benefit
   obligation                                  (97.1)   (96.4)   (92.3)
  Market value of assets                           -        -        -
                                               -----    -----    -----
  Funded status                                (97.1)   (96.4)   (92.3)
  Unrecognized net gain                        (13.0)   (13.0)   (16.7)
                                               -----    -----    -----
    Other Noncurrent Liability               $(110.1) $(109.4) $(109.0)
                                              ======   ======   ======

         The actuarial calculation assumed a 10% increase in the health care cost trend rate for fiscal year 1996. The assumed rate decreases one percent every year through the year 2000 to 6% and remains constant beyond that point. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $6.3 million and increase net periodic cost by $0.9 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.75% in both 1996 and 1995 and 8% in 1994.

9)   STOCKHOLDERS' EQUITY

     The Company's common stock consists of 400.0 million authorized shares, with a par value of $1 per share. Of the total unissued common shares at December 31, 1996, total shares in reserve included 8.8 million shares for issuance under the Company's stock option plans.

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

     The Company may redeem the Rights at one cent per Right prior to the occurrence of an event that causes the Rights to become exercisable for common stock. The Board of Directors may terminate the Company's right to redeem the Rights prior to the time the Rights become exercisable for common stock at any time after a group or person acquires 20% or more of the Company's voting power under certain circumstances.

10)  STOCK OPTIONS

     The Company's stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                         Year Ended December 31,
                                        --------------------------
                                          1996              1995
                                        --------          --------
Net income:        As reported          $256,479          $222,471
                   Pro forma             254,787           221,345

Primary EPS:       As reported             $1.62             $1.41
                   Pro forma                1.60              1.40

         Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may grant up to 9.7 million shares under the plans, of which, the Company has granted 3.1 million shares and cancelled 2.2 million shares through December 31, 1996. Under the plans, the option exercise price equals the common stock's closing price on date of grant, vests over a five-year period and expires after ten years.

     The following summarizes the changes in number of shares of common stock under option:

                              1996                       1995                       1994
                       ----------------------     ------------------       ----------------------
                                     Weighted                   Weighted                   Weighted
                                  Avg. Exercise              Avg. Exercise              Avg. Exercise
                        Shares        Price        Shares        Price        Shares          Price
                        ------    ------------     ------    ------------     ------    ------------
Outstanding at
 beginning of year     1,945,730      $20         2,155,758      $19         2,082,200      $17
  Granted                301,850       28           284,250       24           454,400       21
  Exercised             (243,596)      17          (411,528)      16          (273,196)      11
  Cancelled             (143,920)      21           (82,750)      21          (107,646)       9
Outstanding at         ----------     ---         ----------     ---         ----------     ---
 end of year           1,860,064       22         1,945,730       20         2,155,758       19
                       =========                  =========                  =========
Exercisable at
 end of year             999,118       18         1,113,118       17         1,079,278       16
                       =========                  =========                  =========
Weighted average
 fair value of
 options granted
 during the year          $10                        $9
                       =========                  =========

     100% of 1,860,064 options outstanding at December 31, 1996 have exercise prices between $3.875 and $31.625.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1996 and 1995, respectively: risk-free interest rate of 6.4% and 6.6%; expected dividend yields of 1.8% and 1.8%; expected lives of 9.9 years and
9.5 years; and expected volatility of 20% and 20%.

11)  INCOME TAXES

     The provision for income taxes consists of the following:

                                         Year Ended December 31,
                                      ----------------------------
                                      1996        1995        1994
                                      ----        ----        ----
                                             (In millions)
Current:
  Federal                             $  96.2     $  88.5     $  82.3
  State                                  16.6        16.7        19.1
  Foreign                                10.6         2.4         1.6
                                      -------      ------      ------
                                        123.4       107.6       103.0
Deferred                                 44.7        40.7        30.7
                                      -------      -----       ------
Total                                 $ 168.1     $ 148.3     $ 133.7
                                       ======      ======      ======

         The components of the net deferred tax asset are as follows:

                                                December 31,
                                      ---------------------------------
                                       1996           1995        1994
                                       ----           ----        ----
                                                      (In millions)
Deferred tax assets:
  Accruals, not currently
   deductible for tax purposes        $ 108.0     $ 105.1     $  79.5
  Postretirement liabilities             43.5        43.6        44.9
  Inventory reserves                     28.3        16.5         6.2
  Self-insurance liability               16.5        13.2        14.1
  Other                                   1.4         0.8         3.0
                                      -------     -------     -------
                                        197.7       179.2       147.7
Deferred tax liabilities:
  Accelerated depreciation              (46.4)      (45.5)      (37.1)
  Prepaid pension asset                 (30.5)      (31.6)      (24.2)
  Unrealized gain on securities
   available for sale                   (23.9)      (10.6)       (6.5)
  Amortization of intangibles            (4.1)          -           -
  Other                                 (19.1)      (15.0)       (7.0)
                                       ------      -------     -------
                                       (124.0)     (102.7)      (74.8)

 Net deferred tax asset                $  73.7     $  76.5     $  72.9
                                        ======      ======      ======

         The net deferred tax asset is classified in the consolidated balance sheets as follows:

                                                  December 31,
                                        ----------------------------
                                        1996        1995        1994
                                        ----        ----        ----
                                            (In millions)
Current net deferred income
  tax asset                           $ 121.2     $ 107.5     $  90.1
Noncurrent deferred
  income tax liability                  (47.5)      (31.0)      (17.2)
                                      -------     -------     -------
                                      $  73.7     $  76.5     $  72.9
                                       ======      ======      ======


         A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:
                                          Year Ended December 31,
                                       ----------------------------
                                       1996        1995        1994
                                       ----        ----        ----
                                               (In percent)
Statutory rate                         35.0%       35.0%       35.0%
Add (deduct) effect of:
  State income taxes, net of
   federal income tax effect            3.6         4.3         4.5
  Nondeductible trade names
   and goodwill amortization            1.5         1.4         1.3
  Other                                (0.5)       (0.7)       (0.2)
                                       ----        ----        -----
Effective rate                         39.6%       40.0%       40.6%
                                       ====        ====        ====

         No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings which are considered to be permanently invested. At December 31, 1996, the estimated amount of total unremitted non-U.S. subsidiary earnings is $37.7 million.

     The non-U.S. component of income before income taxes was $40.4 million in 1996, $19.3 million in 1995 and $3.5 million in 1994.

12)  OTHER NONOPERATING EXPENSES(INCOME)

     Total other nonoperating expenses(income) consist of the following:

                                             Year Ended December 31,
                                         -----------------------------
                                          1996        1995        1994
                                          ----        ----        ----
                                                 (In millions)
Interest income                         $ (3.7)     $ (1.9)     $ (1.0)
Trade names and goodwill amortization     23.6        19.3        15.4
Dividend income                          (11.0)      (12.8)      (12.6)
Equity earnings in American Tool
 Companies, Inc., in which the
 Company has a 49% interest               (6.4)       (6.0)       (5.7)
Write-downs in carrying value
 of a long-term foreign
 investment accounted for under
 the equity method                         1.3        16.0           -
Net gain on marketable
 equity securities                          -       (15.8)       (0.4)
Other                                      0.3         0.1         2.9
                                        ------      ------      ------
                                        $  4.1      $ (1.1)     $ (1.4)
                                         =====       =====        =====


13)  OTHER OPERATING INFORMATION

INDUSTRY SEGMENT INFORMATION

     The Company operates in a single industry segment: the Company is a manufacturer and full-service marketer of high-volume, brand-name, staple consumer products sold to volume purchasers. The Company's consumer products are sold through a variety of retail and wholesale distribution channels.

     The Company's consumer products and the primary brand names under which they are sold include:

                           Primary
Product Group              Product Class                    Brand Names
-------------              -------------                    -----------

Home Furnishings           Window Treatments                Newell{r}
                                                            Levolor{r}
                                                            LouverDrape{r}
                                                            Del Mar{r}
                                                            Joanna{r}
                           Picture Frames                   Intercraft{r}
                                                            Decorel{r}
                                                            Holson Burnes{r}
                           Home Storage Products            Lee Rowan{r}
                                                            System Works{r}

Housewares                 Glassware & Plasticware          Anchor Hocking{r}
                                                            Pyrex{r} (1)
                           Aluminum Cookware & Bakeware     Mirro{r}
                                                            WearEver{r}
                           Hair Accessories                 Goody{r}
                                                            Ace{r}

Office Products            Markers & Writing Instruments    Sanford{r}
                                                            Eberhard Faber{r}
                                                            Berol{r}
                           School Supplies & Stationery     Stuart Hall{r}
                           Desktop & Computer Accessories   Rogers{r}
                                                            Keene{r}

Hardware & Tools           Hardware                         Amerock{r}
                                                            Bulldog{r}
                           Paint Applicators                EZ Paintr{r}
                           Hand Torches                     BernzOmatic{r}

(1) Pyrex is marketed in Europe, the Middle East and Africa and is a registered trademark of Corning Incorporated.

     Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 1996, 14% in 1995 and 15% in 1994. Sales to each of the Company's other customers, individually, amounted to less than 10% of consolidated net sales.

GEOGRAPHIC SEGMENT INFORMATION

     Prior to the 1994 acquisition of Newell Europe and the 1995 acquisition of Berol, the Company operated principally in the United States. Since these acquisitions, the Company operates in several non-U.S. locations including Australia, Canada, England, France, Germany, Mexico and Colombia. Summary financial information by geographic area included in the consolidated financial statements is as follows:

                                         1996                   1995
                                  -------------------     --------------------
                                                % of                      % of
                                       $        Total          $         Total
                                  -----------   -----     ------------   -----
                                 (In millions)           (In millions)
Net sales:
  U.S.                            $2,458.2       85.6%       $2,157.0      86.3%
  Non-U.S.                           414.6       14.4          341.4      13.7
                                  --------     ------      ---------      ----
Total                             $2,872.8     100.0%       $2,498.4     100.0%
                                   =======     =====         =======     =====

Operating income:
  U.S.                           $  437.7       90.1%       $  389.1      92.8%
  Non-U.S.                           48.0        9.9            30.4       7.2
                                 --------       ----         -------      ----
Total                            $  485.7      100.0%       $  419.5     100.0%
                                  =======      =====         =======     =====

Total assets at December 31:
  U.S.                           $2,610.2       86.9%       $2,501.0      85.4%
  Non-U.S.                          394.9       13.1           426.1      14.6
Total                            $3,005.1      100.0%       $2,927.1     100.0%
                                  =======      =====         =======     =====

         Sales between geographic areas are not material. The Company's export sales, defined as sales of existing divisions' products made in the U.S. and sold by the Company's export division to foreign customers, were approximately 2.0% of net sales in 1996 and 2.2% in 1995 (financial information is included in the non-U.S. category in the above table).

14)  LITIGATION

     The Company and its subsidiaries are subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business.

     The Company and its subsidiaries are involved in various matters concerning federal and state environmental laws and regulations, including 17 matters in which they have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability Act ("Superfund") and equivalent state laws. In assessing its remediation costs, the Company has considered several factors, including: the extent of the Company's volumetric contribution at each site relative to that of other PRPs; the kind of waste; where applicable, the terms of existing cost sharing and other agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with environmental remediation; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs are disputed. Based on information currently available to it, the Company's estimate of remediation costs associated with these matters ranges between $9.6 million and $17.3 million. As of December 31, 1996, the Company had a reserve equal to $15.9 million for such remediation costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

     The Company is involved in several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers. In 1996, the Consumer Product Safety Commission found that such stabilizers deteriorate over time from exposure to sunlight and heat, causing lead dust to form on mini-blind surfaces and presenting a health risk to children under six years of age. In July 1996, the California Attorney General and the Alameda County District Attorney filed a civil suit against 12 named companies, including a subsidiary of the Company, alleging failure to warn consumers adequately about the presence of lead in accordance with California law and seeking injunctions, civil penalties and restitutionary relief. In August 1996, 15 companies, including a subsidiary of the Company, were named as defendants in a national and California private class action in Sacramento County Superior Court. In this case, the plaintiffs allege that these companies breached an implied warranty, committed fraud by concealment, used false and misleading advertising, and employed unfair or fraudulent business practices in connection with the presence of lead in their blinds. The plaintiffs seek injunctive relief, unspecified damages, restitution of purchase price, suit costs, prejudgment interest and, with respect to the claim of fraud by concealment, punitive damages. The Company has agreed to indemnify several of its retailer customers that are named as defendants in one or both of these cases for liability directly related to actions or omissions of the Company. These two cases were recently coordinated, a coordination trial judge was appointed, and discovery is expected to begin shortly.

     Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

Item 9.   Changes In and Disagreements with Accountants on
-------   Accounting and Financial Disclosure
          ------------------------------------------------

          None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant
--------  -------------------------------------------------

          Information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

          Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 1997 ("Proxy Statement") under the caption "Proposal 1 -Election of Directors," which information is hereby incorporated by reference herein.

          Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance
Reporting," which information is hereby incorporated by reference herein.

Item 11.  Executive Compensation
--------  ----------------------

          Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors - Information Regarding Board of Directors and Committees," the captions "Executive Compensation - Summary;
- Option Grants in 1996; - Option Exercises in 1996; - Pension and Retirement Plans; - Employment Security Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

Item 12.  Security Ownerships of Certain Beneficial Owners and
-------   Management
          ----------------------------------------------------

          Information regarding security ownership is included in the Proxy Statement under the caption "Certain Beneficial
Owners," which information is hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
          Not Applicable.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
--------  on Form 8-K
          ---------------------------------------------------

          (a) (1) The following is a list of the financial statements of Newell Co. included in this report on Form 10-K which are filed herewith pursuant to Item 8:

          Report of Independent Public Accountants Consolidated
          Statements of Income - Years Ended December 31, 1996,
          1995 and 1994

          Consolidated Balance Sheets - December 31, 1996, 1995
          and 1994

          Consolidated Statements of Cash Flows - Years Ended
          December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity - Years
          Ended December 31, 1996, 1995 and 1994

          Notes to Consolidated Financial Statements - December
          31, 1996, 1995 and 1994

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

          (b) Reports on Form 8-K:  None

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NEWELL CO.
                                 Registrant
                                 By  /s/ William T. Alldredge
                                     ------------------------
                                         William T. Alldredge
                                         Vice President-Finance

                                 Date    March 24, 1997
                                         ----------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

           Signature                               Title
           ---------                              -------

/s/ Daniel C. Ferguson            Chairman of the Board and Director
------------------------
    Daniel C. Ferguson

/s/ William P. Sovey              Vice Chairman of the Board, Chief Executive
------------------------          Officer and Director
    William P. Sovey              (Principal Executive Officer)

/s/ Thomas A. Ferguson, Jr.       President and Chief Operating Officer
-------------------------         and Director
    Thomas A. Ferguson, Jr.

/s/ Donald L. Krause              Senior Vice President-Corporate Controller
-------------------------         (Principal Accounting Officer)
    Donald L. Krause

/s/ William T. Alldredge          Vice President-Finance
-------------------------         (Principal Financial Officer)
    William T. Alldredge

/s/ Alton F. Doody                Director
-------------------------
    Alton F. Doody

/s/ Gary H. Driggs                Director
-------------------------
    Gary H. Driggs

/s/ Robert L. Katz                Director
-------------------------
    Robert L. Katz

/s/ John J. McDonough             Director
-------------------------
    John J. McDonough

/s/ Elizabeth Cuthbert Millett    Director
------------------------------
    Elizabeth Cuthbert Millett

/s/ Cynthia A. Montgomery         Director
-----------------------------
    Cynthia A. Montgomery

/s/ Allan P. Newell               Director
-----------------------------
    Allan P. Newell

/s/ Henry B. Pearsall             Director
-----------------------------
    Henry B. Pearsall

        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                   NEWELL CO. AND SUBSIDIARIES


                                            Additions
                                         -------------
                                       Charged      Charged
                       Balance at     to Costs     to Other                  Balance at
                       Beginning        and         Accounts    Deductions     End of
   Description         of Period      Expenses        (A)          (B)         Period
----------------       ---------      --------     ---------    ----------   ----------
Allowance for
 doubtful accounts
 for the years ended:

   December 31, 1996   $ 11,014      $  6,034       $2,200       $(6,058)    $ 13,190

   December 31, 1995     10,886         2,838        1,990        (4,700)      11,014

   December 31, 1994      6,226         2,780        3,996        (2,116)      10,886

Note A - Represents recovery of accounts previously written off, along with reserves of acquired businesses.

Note B - Represents accounts charged off.



                       Balance at                                           Balance at
                       Beginning                                 Other        End of
                       of Period     Provision    Write-offs      (C)         Period
                       ---------     ---------    ----------     ----       ----------
Inventory reserves
 for the years ended:

   December 31, 1996   $ 67,275      $ 22,251     $(30,721)    $ 22,349     $ 81,154

   December 31, 1995     51,599         8,621      (17,200)      24,255       67,275

   December 31, 1994     28,995         9,901      (16,178)      28,881       51,599

Note C - Represents reserves of acquired businesses, including provisions for product line rationalization.

                        (C)  EXHIBIT INDEX

                         Exhibit
                          Number   Description of Exhibit
                         --------  ----------------------

Item 3.   Articles of    3.1       Restated Certificate of
          Incorporation            Incorporation of Newell Co.,
          and By-Laws              as amended as of
                                   September 7, 1995.

                         3.2       By-Laws of Newell Co., as
                                   amended through November 9,
                                   1995 (incorporated by
                                   reference to Exhibit 4.2 to
                                   Pre-effective Amendment No. 1
                                   to the Company's Registration
                                   Statement on Form S-3, Reg.
                                   No. 33-64225, filed January
                                   23, 1996).

Item 4.   Instruments    4.1       Restated Certificate of
          defining the             Incorporation of Newell
          rights of                Co., as amended as of
          security                 September 7, 1995, is
          holders,                 included in Item 3.1.
          including
          indentures

                         4.2       By-Laws of Newell Co., as
                                   amended through November 9,
                                   1995, are included in Item
                                   3.2.

                         4.3       Rights Agreement dated as of
                                   October 20, 1988 between the
                                   Company and First Chicago
                                   Trust Company of New York
                                   (formerly known as Morgan
                                   Shareholders Services Trust
                                   Company) (incorporated by
                                   reference to Exhibit 4 to the
                                   Company's Current Report on
                                   Form 8-K dated October 25,
                                   1988).

                         Exhibit
                          Number   Description of Exhibit
                         --------  ----------------------

                         4.4       Indenture dated as of April
                                   15, 1992, between the Company
                                   and The Chase Manhattan Bank
                                   (National Association).
                                   Trustee (incorporated by
                                   reference to Exhibit 4.4 to
                                   the Company's Report on Form 8
                                   amending the Company's
                                   Quarterly Report on Form 10-Q
                                   for the quarterly period ended
                                   March 31, 1992).

                                   Pursuant to item 601(b)
                                   (4)(iii)(A) of Regulation S-K,
                                   the Company is not filing
                                   certain documents.  The
                                   Company agrees to furnish a
                                   copy of each such document
                                   upon the request of the
                                   Commission.

Item 10.  Material       *10.1     The Newell Long-term Savings
                                   and Contracts Investment Plan,
                                   as amended and restated
                                   effective May 1, 1993
                                   (incorporated by reference to
                                   Exhibit 10.1 to the Company's
                                   Quarterly Report on Form 10-Q
                                   for the quarterly period ended
                                   June 30, 1993 (the "June 1993
                                   Form 10-Q")).

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
                                   1990 (the "1990 Form 10-K")).

                         Exhibit
                          Number   Description of Exhibit
                         --------  ----------------------

                         *10.3     Newell Co. Deferred
                                   Compensation Plan, as amended,
                                   effective October 23, 1986
                                   (incorporated by reference to
                                   Exhibit 10.3 to the Company's
                                   Annual Report on Form 10-K for
                                   the year ended December 31,
                                   1995).

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
                                   10-K")).

                         Exhibit
                          Number   Description of Exhibit
                         --------  ----------------------

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

                         10.9      Securities Purchase Agreement
                                   dated June 21, 1985 between
                                   American Tool Companies, Inc.
                                   and the Company (incorporated
                                   by reference to Exhibit 10.13
                                   to the 1985 Form 10-K).

                         *10.10    Form of Employment Security
                                   Agreement with six executive
                                   officers (incorporated by
                                   reference to Exhibit 10.10 to
                                   the 1990 Form 10-K).

                         10.11     Letter Agreement dated as of
                                   August 13, 1991 between The
                                   Black & Decker Corporation and
                                   the Company (incorporated by
                                   reference to Exhibit 1 to the
                                   Company's Statement on
                                   Schedule 13D dated August 22,
                                   1991).

                         10.12     Standstill Agreement dated as
                                   of September 24, 1991 between
                                   The Black & Decker Corporation
                                   and the Company (incorporated
                                   by reference to Exhibit 3 to
                                   Amendment No. 1 to the
                                   Company's Statement on
                                   Schedule 13D dated September
                                   26, 1991).

                         Exhibit
                          Number   Description of Exhibit
                         --------  ----------------------

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

                         10.15     Five Year Credit Agreement
                                   dated as of June 12, 1995
                                   among the Company, certain of
                                   its affiliates, The Chase
                                   Manhattan Bank (National
                                   Association), as Agent, and
                                   the banks whose names appear
                                   on the signature pages thereto
                                   (incorporated by reference to
                                   Exhibit 10.2 to the June 1995
                                   Form 10-Q).

                         10.16     Amendment No. 1 dated as of
                                   June 7, 1996 to Five Year
                                   Credit Agreement dated as of
                                   June 12, 1995 among the
                                   Company, certain of its
                                   affiliates, The Chase
                                   Manhattan Bank (National
                                   Association), as Agent, and
                                   the banks whose names appear
                                   on the signature pages thereto
                                   (incorporated by reference to
                                   Exhibit 10.17 to the Company's
                                   Quarterly Report on Form 10-Q
                                   for the quarterly period ended
                                   June 30, 1996).

                         Exhibit
                          Number   Description of Exhibit
                         --------  ----------------------

Item 21.  Subsidiaries   21.1      Subsidiaries of the Company.
          of the
          Registrant

Item 23.  Consent of     23.1      Consent of Arthur Andersen
          experts and              LLP.
          counsel

Item 27.  Financial      27        Financial Data Schedule.
          Data Schedule

Item 99.  Additional     99        Safe Harbor Statement.
          Exhibits

* Management contract or compensatory plan or arrangement of the Company.