Form 10-Q
period 1997-03-30
NEWELL CO
filed 1997-05-15
CIK 814453

FIRST QUARTER 1997

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                               ---------------

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended March 31, 1997

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

                            Yes     X         No
                               --------------

                Number of shares of Common Stock outstanding
                     as of April 16, 1997:  159,057,402





                       PART I.  FINANCIAL INFORMATION

                        Item 1.  Financial Statements
                              --------------------

                         NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share data)

                                              Three Months Ended
                                                   March 31,
                                            ----------------------
                                               1997         1996
                                            ---------     ---------
                                            Unaudited

   Net sales                                $  629,374  $  618,157
   Cost of products sold                       440,090     436,907
                                              ---------   ---------

     GROSS INCOME                              189,284     181,250

   Selling, general and
    administrative expenses                    109,958     111,754
                                             ---------   ----------

     OPERATING INCOME                           79,326      69,496

   Nonoperating expenses (income):

     Interest expense                           12,785      14,442
     Other                                       4,020        (262)
                                             ---------   ---------

     Net nonoperating expenses (income)         16,805      14,180
                                             ---------   ---------

     INCOME BEFORE INCOME TAXES                 62,521      55,316

   Income taxes                                 24,758      22,126
                                             ---------   ---------

     NET INCOME                             $   37,763  $   33,190
                                             =========   =========

   Earnings per share                       $     0.24  $     0.21
                                             =========   =========

   Dividends per share                      $     0.16  $     0.14
                                             =========   =========

   Weighted average shares outstanding         158,958     158,675
                                               =======     =======
   See notes to consolidated financial statements.

                         NEWELL CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               (In thousands)

                                                    March 31,     % of    December 31,   % of
                                                      1997        Total       1996       Total
                                                    ---------     -----   ------------   -----
                                                            Unaudited
     ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                     $    5,698      0.2%   $   4,360      0.1%
       Accounts receivable, net                         369,465     11.9      404,170     13.4
       Inventories, net                                 534,838     17.3      509,504     17.0
       Deferred income taxes                            111,267      3.6      121,152      4.0
       Prepaid expenses and other                        63,469      2.0       68,928      2.3
                                                      ---------    -----    ---------    -----

           TOTAL CURRENT ASSETS                       1,084,737     35.0    1,108,114     36.8

     MARKETABLE EQUITY SECURITIES                       257,077      8.3      240,789      8.0

     OTHER LONG-TERM INVESTMENTS                         58,922      1.9       58,703      2.0

     OTHER ASSETS                                       118,978      3.8      119,168      4.0

     PROPERTY, PLANT AND EQUIPMENT, NET                 553,825     17.9      555,434     18.5

     TRADE NAMES AND GOODWILL                         1,026,278     33.1      922,846     30.7
                                                      ---------    -----    ---------    -----

           TOTAL ASSETS                              $3,099,817    100.0%  $3,005,054    100.0%
                                                      =========    =====    =========    =====


















   See notes to consolidated financial statements.

                         NEWELL CO. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONT.)
                               (In thousands)

                                                 March 31,   % of    December 31,  % of
                                                   1997       Total      1996       Total
                                                 ---------   -----   ------------  -----
                                                      Unaudited

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Notes payable                            $   55,484      1.8%  $   70,877      2.4%
       Accounts payable                             87,631      2.8      105,333      3.5
       Accrued compensation                         47,803      1.5       65,632      2.2
       Other accrued liabilities                   313,749     10.1      324,719     10.8
       Income taxes                                 38,839      1.3       37,209      1.2
       Current portion of long-term debt            33,141      1.1       33,243      1.1
                                                 ---------    -----    ---------    -----

           TOTAL CURRENT LIABILITIES               576,647     18.6      637,013     21.2

     LONG-TERM DEBT                                799,326     25.8      672,033     22.4

     OTHER NONCURRENT LIABILITIES                  157,793      5.1      156,691      5.2

     DEFERRED INCOME TAXES                          55,377      1.8       47,477      1.6

     STOCKHOLDERS' EQUITY
       Common stock - authorized shares,
        400.0 million at $1 par value;             159,054      5.1      158,871      5.3
        Outstanding shares:
         1997 - 159.1 million
         1996 - 158.9 million
       Additional paid-in capital                  200,823      6.5      197,889      6.6
       Retained earnings                         1,118,477     36.1    1,106,146     36.8
       Net unrealized gain on securities
        available for sale                          46,440      1.5       36,595      1.2
       Cumulative translation adjustment           (14,120)    (0.5)      (7,661)    (0.3)
                                                 ---------     ----    ---------     ----

           TOTAL STOCKHOLDERS' EQUITY            1,510,674     48.7    1,491,840     49.6
                                                 ---------    -----    ---------    -----

           TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                $3,099,817    100.0%  $3,005,054    100.0%
                                                 =========    =====    =========    =====

     See notes to consolidated financial statements.

                         NEWELL CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                       For the Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           1997             1996
                                                        ----------       ---------
                                                        Unaudited

     OPERATING ACTIVITIES:
       Net Income                                       $  37,763       $  33,190
       Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
          Depreciation and amortization                    30,151          29,895
          Deferred income taxes                            11,357          13,079
          Other                                              (264)         (2,107)
       Changes in Current Accounts, excluding the
        effects of acquisitions:
          Accounts receivable                              44,717          36,487
          Inventories                                     (17,859)         (4,195)
          Other current assets                              7,438          (5,500)
          Accounts payable                                (21,613)        (21,165)
          Accrued liabilities and other                   (49,445)        (23,000)
                                                          --------        --------

        NET CASH PROVIDED BY OPERATING ACTIVITIES          42,245          56,684
                                                          --------        --------

     INVESTING ACTIVITIES:
       Acquisitions, net                                  (117,625)        (35,287)
       Expenditures for property, plant and equipment     ( 15,399)        (14,847)
       Disposals of noncurrent assets and other              9,093           3,352
                                                          --------        --------

        NET CASH USED IN INVESTING ACTIVITIES             (123,931)        (46,782)
                                                          --------        --------

     FINANCING ACTIVITIES:
       Proceeds from issuance of debt                      137,418          63,439
       Proceeds from exercised stock options and other       3,117           1,765
       Payments on notes payable and long-term debt        (25,620)        (58,316)
       Cash dividends                                      (25,432)        (22,214)
                                                           --------        --------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES 89,483         (15,326)
                                                           --------        --------

     EXCHANGE RATE EFFECT ON CASH                           (6,459)         (7,161)
                                                           --------        --------










     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1,338         (12,585)
     Cash and cash equivalents at beginning of year         4,360          58,771
                                                         --------        --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $   5,698       $  46,186
                                                         ========        ========

     Supplemental cash flow disclosures:
       Cash paid during the period for
         Interest                                       $  14,877       $  16,146
         Income taxes                                       5,294           8,513




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

   Note 2 - On January 19, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. For this and other minor 1996 acquisitions, the Company paid $42.6 million in cash and assumed $44.4 million of debt. On March 5, 1997, the Company purchased the Rolodex business unit of Insilco Corporation ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. The Company paid $117.6 million in cash and assumed no debt. These 1996 and 1997 transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $160.9 million. The final adjustments to the purchase price allocations are not expected to be material to the financial statements.

            The unaudited consolidated results of operations for the three months ended March 31, 1997 and 1996 on a pro forma basis, as though Holson Burnes and Rolodex had been acquired on January 1, 1996, are as follows:

                                       Three Months Ended March 31,
                                            1997            1996
                                           ------          ------
                                (In millions, except per share amounts)

            Net sales                    $640.2          $638.8
            Net income                     37.9            32.6
            Earnings per share             0.24            0.21

            On January 30, 1997, the Company signed a letter of intent with Cooper Industries, Inc. to acquire Cooper's Kirsch Division. Kirsch manufactures and distributes drapery hardware and custom window coverings in the U.S. and abroad. Consummation of the acquisition is subject to execution of a definitive agreement and receipt of the necessary government approvals.

   Note 3 - The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                             March 31,      December 31,
                                               1997            1996
                                            ----------      ------------
                                               (In millions)
                Materials and supplies       $126.7          $124.5
                Work in process                93.1            87.9
                Finished products             315.0           297.1
                                              -----           -----
                                             $534.8          $509.5
                                              =====           =====

   Note 4 - Long-term Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Long-term marketable equity securities at the end of each period are summarized as follows:

                                            March 31,      December 31,
                                              1997            1996
                                            ---------      ------------
                                                 (In millions)
             Aggregate market value          $257.1          $240.8
             Aggregate cost                   180.3           180.3
                                              -----           -----
             Unrealized gain                 $ 76.8          $ 60.5
                                              =====            ====

   Note 5 - Property, plant and equipment at the end of each period consisted of the following:
                                             March 31,      December 31,
                                               1997           1996
                                             ---------      ------------
                                                    (In millions)
            Land                             $  21.5         $  21.1
            Buildings and improvements         205.3           206.9
            Machinery and equipment            688.7           699.6
                                              ------          ------
                                               915.5           927.6
            Allowance for depreciation        (361.7)         (372.2)
                                              ------          ------
                                             $ 553.8         $ 555.4
                                              ======          ======

   Note 6 - Commercial paper in the amount of $532.0 million is classified as long-term since it is supported by the revolving credit agreement. Long-term debt at the end of each period consisted of the following:

                                          March 31,     December 31,
                                             1997          1996
                                          ---------     ------------
                                               (In millions)
             Medium-term notes              $295.0          $295.0
             Commercial paper                532.0           404.0
             Other long-term debt              5.4             6.2
                                             -----           -----
                                             832.4           705.2
             Current portion                 (33.1)          (33.2)
                                             -----           -----
                                            $799.3          $672.0
                                             =====           =====

   Note 7 In 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share." This statement establishes a new standard for computing and presenting earnings per share in financial statements. The Company will adopt the new standard when it releases its fourth quarter 1997 earnings; the impact of adoption of this statement will not be material to the Company's results of operations.

   PART I.  Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                ---------------------------------------------

   Results of Operations
   ---------------------

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                            Three Months Ended
                                                  March 31,
                                              1997       1996
                                            --------   --------

   Net sales                                 100.0%     100.0%
   Cost of products sold                      69.9       70.7
                                            ------      -----
     GROSS INCOME                             30.1       29.3

   Selling, general and
    administrative expenses                   17.5       18.1
                                             -----      -----

     OPERATING INCOME                         12.6       11.2

   Nonoperating expenses (income):
     Interest expense                          2.0        2.3
     Other                                     0.7          -
                                             -----      -----

     Net nonoperating expenses (income)        2.7        2.3
                                             -----      -----

     INCOME BEFORE INCOME TAXES                9.9        8.9

   Income taxes                                3.9        3.5
                                             -----      -----

     NET INCOME                                6.0%       5.4%
                                              =====      =====

   Three Months Ended March 31, 1997 vs. Three Months Ended March 31,
   ------------------------------------------------------------------
   1996
   ----

   Net sales for the first three months of 1997 were $629.4 million, representing an increase of $11.2 million or 1.8% from $618.2 million in the comparable quarter of 1996. The overall increase in net sales was primarily attributable to contributions from the March 1997 acquisition of Rolodex and internal growth of 2%. Internal growth is defined as growth from the Company's "core businesses," which include continuing businesses owned more than two years and minor acquisitions completed during the last two years. Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                                                             Primary Reasons
                              1997       1996     % Change    for Increases
                            --------   --------   --------    --------------
    Home Furnishings        $204.2     $203.4       0.4      Internal growth
                                                             of 1.2%, offset
                                                             partially by
                                                             Decorel/Holson
                                                             Burnes (acquired
                                                             September 1995/
                                                             January 1996)
                                                             integration into
                                                             Intercraft

    Housewares               181.3      175.9       3.1      Internal growth

    Office Products          150.2      145.7       3.1      March 1997 Rolodex
                                                             acquisition

    Hardware & Tools          93.7       93.2       0.5      Internal growth
                             -----      -----      ----

                            $629.4     $618.2       1.8%
                             =====      =====      ====

   Gross income as a percent of net sales in the first three months of 1997 was 30.1% or $189.3 million versus 29.3% or $181.3 million in the comparable quarter of 1996. Gross margins improved as a result of increased gross margins from several of the Company's core businesses.


   Selling, general and administrative expenses ("SG&A") in the first three months of 1997 were 17.5% of net sales or $110.0 million versus 18.1% or $111.8 million in the comparable quarter of 1996. The decrease in spending was primarily attributable to cost savings achieved as a result of the integration of Holson Burnes and Decorel into the Intercraft picture frame business.

   Operating income in the first three months of 1997 was 12.6% of net sales or $79.3 million versus 11.2% or $69.5 million in the comparable quarter of 1996. The increase was due to increased core business gross margins and the integration of the picture frame businesses.

   Net nonoperating expenses in the first three months of 1997 were 2.7% of net sales or $16.8 million versus 2.3% or $14.2 million in the comparable quarter of 1996. The $2.6 million increase was due primarily to $2.1 million of lower dividend income. On October 15, 1996, Black & Decker exercised its option to convert the 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, owned by the Company (purchased at a cost of $150.0 million) into 6.4 million shares of Black & Decker common stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $2.9 million per quarter, before the effect of income taxes. If Black & Decker continues to pay dividends at the current rate ($0.12 per share quarterly), the dividends paid to the Company in 1997 on the shares of Black & Decker common stock owned by the Company as a result of the conversion are expected to total $0.8 million per quarter, before the effect of income taxes.

   For the first quarter in 1997 and 1996, the effective tax rate was 39.6% and 40.0%, respectively.

   Net income for the first three months of 1997 was $37.8 million, representing an increase of $4.6 million or 13.8% from the comparable quarter of 1996. Earnings per share for the first three months of 1997 increased 14.3% to $0.24 versus $0.21 in the comparable quarter of 1996. The increase in net income and earnings per share were primarily attributable to an operating margin improvement in several of the Company's core businesses and cost savings associated with the picture frame integration. These increases were offset partially by increased nonoperating expenses.

   LIQUIDITY AND CAPITAL RESOURCES

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities; the primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

   Cash provided by operating activities was $42.2 million and $56.7 million for the three months ended March 31, 1997 and March 31, 1996, respectively. This $14.5 million decrease was primarily due to the reduction in inventory levels in the first quarter of 1996 which did not recur in the first quarter of 1997.

   Cash provided from financing activities totalled $89.5 million for the three months ended March 31, 1997 and is primarily due to an increase in long-term borrowings as a result of the Rolodex acquisition.

   During 1996, the Company amended its revolving credit agreement with 23 banks to provide for a five-year $900.0 million agreement which will terminate in June 2001. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $900.0 million, at a floating interest rate. At March 31, 1997, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $900.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At March 31, 1997, $532.0 million (face or principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

   At March 31, 1997, the Company had outstanding $295.0 million
   (principal amount) of medium-term notes with maturities ranging from five to ten years at an average rate of interest equal to 6.4%.

   The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At March 31, 1997, the Company had not yet issued any securities under this registration statement.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at March 31, 1997 totalled $55.5 million.

   USES:

   Cash used in investing activities was $123.9 million and $46.8 million for the three months ended March 31, 1997 and March 31, 1996, respectively. In 1997, the Company acquired Rolodex for a total cash purchase price of $117.6 million. In 1996, the Company acquired Holson Burnes and completed other minor acquisitions for consideration that included cash of $42.6 million. These acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes, notes payable under the Company's lines of credit.

   Capital expenditures were $15.4 million and $14.8 million in the first three months of 1997 and 1996, respectively.

   The Company has paid regular cash dividends on its common stock since 1947. On February 11, 1997, the quarterly cash dividend was increased to $0.16 per share from the $0.14 per share that had been paid since February 6, 1996. Prior to this date, a quarterly cash dividend of $0.12 per share had been paid since May 11, 1995 which was an increase from the $0.10 per share paid since May 12, 1994. Dividends paid were $25.4 million and $22.2 million in the first three months of 1997 and 1996, respectively. This increase in paid dividends affected retained earnings, which increased by $12.3 million and $11.0 million in the first three months of 1997 and 1996, respectively.

   Working capital at March 31, 1997 was $508.1 million compared to $471.1 million at December 31, 1996. The current ratio at March 31, 1997 was 1.88:1 compared to 1.74:1 at December 31, 1996. Total debt to total capitalization (net of cash and cash equivalents) was .37:1 at March 31, 1997 and .34:1 at December 31, 1996.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings
            -----------------

   Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 14 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   In February 1997, a subsidiary of the Company was named as the defendant in another case involving the importation and distribution of vinyl mini-blinds containing lead, which was filed as an Illinois and national private class action in the Cook County, Chancery Division.
   In this case, the plaintiffs alleged violations of the Illinois
   Consumer Fraud and Deceptive Trade Practices Act and the Illinois version of the Uniform Deceptive Trade Practices Act, breach of implied warranty, fraud, negligent misrepresentation, negligence, unjust enrichment, and reception and retention of money unlawfully received. The plaintiffs seek injunctive relief, unspecified damages, suit costs and punitive damages.

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


   Date    May 9, 1997             /s/ William T. Alldredge
        ------------------         ---------------------------------
                                   William T. Alldredge
                                   Vice President - Finance



   Date    May 9, 1997             /s/ Brett E. Gries
        ------------------         ---------------------------------
                                   Brett E. Gries
                                   Vice President - Accounting & Tax

   [TYPE]     EX-27
   [DESCRIPTION]         ART. 5 FDS FOR 1ST QUARTER 10-Q
   [ARTICLE]  5
   [LEGEND]              This schedule contains summary financial
                         information extracted from the Newell Co.
                         and Subsidiaries Consolidated Balance
                         Sheets and Statements of Income and is
                         qualified in its entirety by reference to
                         such financial statements.
   [MULTIPLIER]  1,000

   [PERIOD-TYPE]                       3-MOS
   [FISCAL-YEAR-END]                               DEC-31-1997
   [PERIOD-END]                                    MAR-31-1997
   [CASH]                                                5,698
   [SECURITIES]                                              0
   [RECEIVABLES]                                       369,465
   [ALLOWANCES]                                        (13,973)   <F1>
   [INVENTORY]                                         534,838
   [CURRENT-ASSETS]                                  1,084,737
   [PP&E]                                              915,530    <F2>
   [DEPRECIATION]                                      (361,705)  <F2>
   [TOTAL-ASSETS]                                    3,099,817
   [CURRENT-LIABILITIES]                               576,647
   [BONDS]                                             799,326
   [PREFERRED-MANDATORY]                                     0
   [PREFERRED]                                               0
   [COMMON]                                            159,054
   [OTHER-SE]                                        1,351,620
   [TOTAL-LIABILITY-AND-EQUITY]                      3,099,817
   [SALES]                                              629,374
   [TOTAL-REVENUES]                                     189,284
   [CGS]                                                440,090
   [TOTAL-COSTS]                                        550,048
   [OTHER-EXPENSES]                                     16,805
   [LOSS-PROVISION]                                      1,354    <F1>
   [INTEREST-EXPENSE]                                   12,785
   [INCOME-PRETAX]                                      62,521
   [INCOME-TAX]                                         24,758
   [INCOME-CONTINUING]                                  37,763
   [DISCONTINUED]                                            0
   [EXTRAORDINARY]                                           0
   [CHANGES]                                                 0
   [NET-INCOME]                                         37,763
   [EPS-PRIMARY]                                          0.24
   [EPS-DILUTED]                                          0.24

       <F1>  Allowances  for doubtful  accounts  are  reported as  contra accounts to accounts receivable. The corporate reserve for bad debts is a percentage of trade receivables based on the bad debts experienced in one or more past years, general economic conditions, the age of the receivables and other factors that indicate the element of uncollectibility in the receivables outstanding at the end of the period.
       <F2>  See notes to consolidated financial statements.


















































