Form 10-Q
period 1997-06-30
NEWELL CO
filed 1997-08-14
CIK 814453

SECOND QUARTER 1997



                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549



                              ---------------

                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended June 30, 1997



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

                            Yes     X         No
                                 -------         -------

   Number of shares of Common Stock outstanding
   as of July 22, 1997:  159,096,710

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
            --------------------
                                                    NEWELL CO. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                               (In thousands, except per share data)


                                                    Three Months Ended         Six Months Ended
                                                        June 30,                   June 30,
                                                   --------------------       -------------------
                                                     1997        1996          1997       1996
                                                   --------------------       -------------------
                                                        (In thousands, except per share data)


              Net sales                            $ 800,962   $ 735,168    $1,430,336  $1,353,325
              Cost of products sold                  535,147     499,282       975,237     936,189
                                                     --------    --------     ---------   ---------

                GROSS INCOME                         265,815     235,886       455,099     417,136

              Selling, general and
               administrative expenses               117,971     107,437       227,929     219,191
                                                    --------    --------     ---------   ---------

                OPERATING INCOME                     147,844     128,449       227,170     197,945

              Nonoperating expenses (income):
                Interest expense                      15,320      14,476        28,105      28,918
                Other                                  3,659       1,067         7,679         805
                                                    --------    --------     ---------   ---------

                Net nonoperating expenses (income)    18,979      15,543        35,784      29,723
                                                    --------    --------     ---------   ---------
                INCOME BEFORE INCOME TAXES           128,865     112,906       191,386     168,222

              Income taxes                            51,031      45,213        75,789      67,339
                                                    --------    --------     ---------   ---------

                NET INCOME                         $  77,834   $  67,693    $  115,597  $  100,883
                                                    ========    ========     =========   =========

              Earnings per share                   $    0.49   $    0.43    $     0.73  $     0.64
                                                    ========    ========     =========   =========

              Dividends per share                  $    0.16   $    0.14    $     0.32  $     0.28
                                                    ========    ========     =========   =========

              Weighted average shares outstanding    159,070     158,750       159,014     158,713
                                                    ========    ========     =========   =========

              See notes to consolidated financial statements.

                                                          NEWELL CO. AND SUBSIDIARIES
                                                          CONSOLIDATED BALANCE SHEETS
                                                                (In thousands)

                                                       June 30,    % of    December 31,  % of
                                                        1997       Total      1996       Total
                                                    -------------  -----  -------------  -----
                                                           Unaudited
              ASSETS

              CURRENT ASSETS
                Cash and cash equivalents           $   22,709      0.6%   $   4,360      0.1%
                Accounts receivable, net               563,458     14.4      404,170     13.4
                Inventories, net                       648,942     16.5      509,504     17.0
                Deferred income taxes                  103,245      2.6      121,152      4.0
                Prepaid expenses and other              77,744      2.0       68,928      2.3
                                                      ---------    -----    ---------    -----

                    TOTAL CURRENT ASSETS             1,416,098     36.1    1,108,114     36.8

              MARKETABLE EQUITY SECURITIES             297,610      7.6      240,789      8.0

              OTHER LONG-TERM INVESTMENTS               46,867      1.2       58,703      2.0

              OTHER ASSETS                             125,325      3.2      119,168      4.0

              PROPERTY, PLANT AND EQUIPMENT, NET       668,428     17.0      555,434     18.5

              TRADE NAMES AND GOODWILL               1,370,672     34.9      922,846     30.7
                                                      ---------    -----    ---------    -----
                    TOTAL ASSETS                    $3,925,000    100.0%  $3,005,054    100.0%
                                                     =========    =====    =========    =====



















              See notes to consolidated financial statements.



                                                          NEWELL CO. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS (CONT.)
                                                                (In thousands)

                                                       June 30,    % of    December 31,  % of
                                                        1997       Total      1996       Total
                                                     -------------  -----  -------------  -----
                                                              Unaudited

              LIABILITIES AND STOCKHOLDERS' EQUITY


              CURRENT LIABILITIES
                Notes payable                       $  304,034      7.8%  $   70,877      2.4%
                Accounts payable                       138,768      3.5      105,333      3.5
                Accrued compensation                    62,611      1.6       65,632      2.2
                Other accrued liabilities              408,812     10.4      324,719     10.8
                Income taxes                            12,934      0.3       37,209      1.2
                Current portion of long-term debt       16,415      0.4       33,243      1.1
                                                      ---------    -----    ---------    -----
                    TOTAL CURRENT LIABILITIES          943,574     24.0      637,013     21.2

              LONG-TERM DEBT                         1,116,583     28.5      672,033     22.4

              OTHER NONCURRENT LIABILITIES             191,610      4.9      156,691      5.2

              DEFERRED INCOME TAXES                     72,306      1.8       47,477      1.6

              MINORITY INTEREST                         15,080      0.4          -         -

              STOCKHOLDERS' EQUITY
                Common stock - authorized shares,
                 400.0 million at $1 par value;        159,094      4.1      158,871      5.3
                 Outstanding shares:
                  1997 - 159.1 million
                  1996 - 158.9 million
                Additional paid-in capital             201,021      5.1      197,889      6.6
                Retained earnings                    1,170,864     29.8    1,106,146     36.8
                Net unrealized gain on securities
                 available for sale                     70,957      1.8       36,595      1.2
                Cumulative translation adjustment      (16,089)    (0.4)      (7,661)    (0.3)
                                                      ---------    -----    ---------    -----
                    TOTAL STOCKHOLDERS' EQUITY       1,585,847     40.4    1,491,840     49.6
                                                      ---------    -----    ---------    -----
                    TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY           $3,925,000    100.0%  $3,005,054    100.0%
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


                                                          NEWELL CO. AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 (In thousands)

                                                                                         For the Six Months Ended
                                                                                                  June 30,
                                                                                          --------------------------
                                                                                           1997            1996
                                                                                         ----------      ----------
                                                                                        Unaudited    (In thousands)
              OPERATING ACTIVITIES:
                Net Income                                                                $ 115,597       $ 100,883
                Adjustments to Reconcile Net Income to Net
                 Cash Provided by Operating Activities:
                   Depreciation and amortization                                             60,927          58,392
                   Deferred income taxes                                                     18,532          35,947
                   Investment write-off                                                           -           1,339
                   Other                                                                     (2,504)         (3,609)
                Changes in Current Accounts, excluding the
                 effects of acquisitions:
                   Accounts receivable                                                      (61,445)        (56,403)
                   Inventories                                                              (31,150)         (3,207)
                   Other current assets                                                       3,022           1,141
                   Accounts payable                                                          (8,033)         (1,026)
                   Accrued liabilities and other                                            (57,128)        (46,049)
                                                                                            -------         -------

                 NET CASH PROVIDED BY OPERATING ACTIVITIES                                   37,818          87,408
                                                                                            -------         -------

              INVESTING ACTIVITIES:
                Acquisitions, net                                                          (570,096)        (35,419)
                Expenditures for property, plant and equipment                              (24,546)        (29,332)
                Disposals of noncurrent assets and other                                     (7,664)         (1,565)
                                                                                            -------         -------
                 NET CASH USED IN INVESTING ACTIVITIES                                     (602,306)        (66,316)
                                                                                            -------         -------
              FINANCING ACTIVITIES:
                Proceeds from issuance of debt                                              708,033         129,850
                Proceeds from exercised stock options and other                               3,355           2,654
                Payments on notes payable and long-term debt                                (69,244)       (114,479)
                Cash dividends                                                              (50,879)        (44,437)
                                                                                           --------         -------
                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        591,265         (26,412)
                                                                                           --------         -------
              EXCHANGE RATE EFFECT ON CASH                                                   (8,428)         (7,961)
                                                                                            -------         -------
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               18,349         (13,281)
              Cash and cash equivalents at beginning of year                                  4,360          58,771
                                                                                            -------         -------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $  22,709       $  45,490
                                                                                           ========        ========

              Supplemental cash flow disclosures:
                Cash paid during the period for -
                  Income taxes                                                           $  58,064        $  40,216
                  Interest                                                                  28,712           25,380

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

        Note 2 - On January 19, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. On March 5, 1997, the Company purchased the Rolodex business unit of Insilco Corporation ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. On May 30, 1997, the Company acquired the Kirsch business ("Kirsch") of Cooper Industries, Inc., a manufacturer and distributor of drapery hardware and custom window coverings in the United States and internationally. On June 13, 1997, the Company acquired the Office Products business of Rubbermaid Incorporated, a designer, manufacturer and supplier of computer and desk accessories, resin-based office furniture and storage/organization products. For these and other minor acquisitions, the Company paid $638.5 million in cash and assumed $61.9 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $513.9 million. The final adjustments to the purchase price allocations are not expected to be material to the financial statements.

                  The unaudited consolidated results of operations for the six months ended June 30, 1997 and 1996 on a pro forma basis, as though Holson Burnes, Rolodex, Kirsch and Rubbermaid had been acquired on January 1, 1996, are as follows:

                                                                          Six Months Ended June 30,
                                                                            1997            1996
                                                                           ------          ------
                                                                 (In millions, except per share amounts)

                               Net sales                                  $1,648.7        $1,646.0
                               Net income                                    110.5            98.0
                               Earnings per share                             0.70            0.62


        Note 3- The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                                                  June 30,      December 31,
                                                                    1997            1996
                                                                ------------    --------------
                                                                       (In millions)
                   Materials and supplies                            $150.7          $124.5
                   Work in process                                    121.1            87.9
                   Finished products                                  377.1           297.1
                                                                     ------           -----
                                                                      $648.9          $509.5
                                                                       =====           =====

        Note 4 - Long-term Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Long-term Marketable Equity Securities at the end of each period are summarized as follows:

                                                               June 30,      December 31,
                                                                 1997            1996
                                                               ----------     ------------
                                                                      (In millions)
                  Aggregate market value                         $297.6          $240.8
                  Aggregate cost                                  180.3           180.3
                                                                  -----           -----
                  Unrealized gain                                 $117.3          $ 60.5
                                                                   =====            ====

              Note 5 - Property, plant and equipment at the end of each period consisted of the following:

                                                                     June 30,      December 31,
                                                                       1997            1996
                                                                     ------------   -------------
                                                                             (In millions)
                        Land                                         $   28.7         $  21.1
                        Buildings and improvements                      251.0           206.9
                        Machinery and equipment                         762.4           699.6
                                                                       1,042.1           927.6
                        Allowance for depreciation                     (373.7)         (372.2)
                                                                     $  668.4         $ 555.4
                                                                        =====          ======

              Note 6 -  Commercial paper in the amount of $846.0 million at June
                  30, 1997 is classified as long-term since it is supported by the 5-year $900.0 million revolving credit agreement. Long-term debt at the end of each period consisted of the following:

                                                                 June 30,      December 31,
                                                                   1997            1996
                                                              -------------    ------------
                                                                      (In millions)
                  Medium-term notes                             $  263.0         $ 295.0
                  Commercial paper                                 846.0           404.0
                  Other long-term debt                              24.0             6.2
                                                                  -------          ------
                                                                  1,133.0           705.2
                  Current portion                                  (16.4)          (33.2)
                                                                  -------          ------
                                                                 $1,116.6          $672.0
                                                                  =======           =====

        Note 7 - Minority Interest represents the minority stockholders' proportionate share of the equity of Acrimo. The Company acquired a controlling interest in Acrimo on May 30, 1997 as a result of the acquisition of Kirsch, which held a controlling interest in Acrimo. At June 30, 1997, the Company held approximately 54% of the capital stock of Acrimo. Acrimo is one of Europe's leading manufacturers of drapery hardware and markets a wide range of window furnishing products including curtain rods, roller blinds and venetian blinds.

                  The Company recorded the operating results of Acrimo since May 30, 1997. The minority stockholders' proportionate share in Acrimo's net income after May 30, 1997 is included in Other Expense in the 1997 Consolidated Statements of Income for the three months and six months ended June 30, 1997.

        Note 8 - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage certain interest rate and foreign currency risks.

                  Interest rate swap agreements are utilized to convert certain floating rate debt instruments into fixed rate debt. Premiums paid related to interest rate swap agreements are amortized into interest expense over the terms of the agreements. As of June 30, 1997, the Company did not have any interest rate swaps outstanding.

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

        Note 9 - In 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share." This statement establishes a new standard for computing and presenting earnings per share in financial statements. The Company will adopt the new standard when it releases its fourth quarter 1997 earnings; the impact of adoption of this statement will not be material to the Companys results of operations.

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


                                                     Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                    --------------------        -------------------
                                                       1997       1996            1997       1996
                                                     ---------  ---------       ---------  ---------
              Net sales                               100.0%     100.0%          100.0%     100.0%
              Cost of products sold                    66.8       67.9            68.2       69.2
                                                      -----      -----           -----      -----
                GROSS INCOME                           33.2       32.1            31.8       30.8

              Selling, general and
              administrative expenses                  14.7       14.6            15.9       16.2
                                                      -----      -----           -----      -----
                OPERATING INCOME                       18.5       17.5            15.9       14.6

              Nonoperating expenses (income):

                Interest expense                        1.9        2.0             2.0        2.1
                Other                                   0.5        0.1             0.5        0.1
                                                      -----      -----           -----      ------
                Net nonoperating expenses (income)      2.4        2.1             2.5        2.2
                                                      -----      -----           -----      -----
                INCOME BEFORE INCOME TAXES             16.1       15.4            13.4       12.4

              Income taxes                              6.4        6.2             5.3        4.9
                                                      -----      -----           ------     -----
                NET INCOME                              9.7%       9.2%            8.1%       7.5%
                                                       =====      =====           =====      =====

        THREE MONTHS ENDED JUNE 30, 1997 VS. THREE MONTHS ENDED JUNE 30,
        1996

        Net sales for the second quarter of 1997 were $800.9 million, representing an increase of $65.8 million or 9.0% from $735.1 million in the comparable quarter of 1996. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Rubbermaid's office products business (acquired in June 1997) and internal growth of 4.2%. Internal growth is defined as growth from the Company's "core businesses," which include continuing businesses owned more than two years and minor acquisitions completed during the last two years. Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                                                                                                 Primary Reasons
                                                                 1997      1996     % Change     for Increases
                                                               --------   --------   --------    ---------------
              Home Furnishings                                  $234.8     $218.7       7.4%     May 1997 Kirsch
                                                                                                 acquisition offset
                                                                                                 by 3% internal
                                                                                                 sales declines

              Office Products                                    266.4      224.4      18.7%     15% internal growth
                                                                                                 and March 1997
                                                                                                 Rolodex and June
                                                                                                 1997 Rubbermaid
                                                                                                 office products
                                                                                                 acquisitions

              Housewares                                         194.8      190.0       2.5%    Internal growth

              Hardware & Tools                                   104.9      102.0       2.8%    Internal growth
                                                                 -----      -----
                                                                $800.9     $735.1       9.0%
                                                                 =====      =====      ====

              Gross income as a percent of net sales in the second quarter of 1997 was 33.2% or $265.8 million versus 32.1% or $235.9 million in the comparable quarter of 1996. Gross margins improved as a result of cost savings achieved through the integration of Holson Burnes and Decorel into the Intercraft picture frame business, strong back-to-school shipments at the Company's office products businesses, and increased gross margins at several of the Company's other core businesses.

        Selling, general and administrative expenses ("SG&A") in the second quarter of 1997 were 14.7% of net sales or $117.9 million versus 14.6% or $107.4 million in the comparable quarter of 1996. The slight increase in spending was due to higher than average spending levels at businesses acquired in 1997, while core business SG&A expense was flat and spending levels decreased in the picture frame business as a result of the integration of Holson Burnes and Decorel into Intercraft.

        Operating income in the second quarter of 1997 was 18.5% of net sales or $147.9 million versus 17.5% or $128.4 million in the comparable quarter of 1996. The increase in operating income was primarily due to cost savings as a result of the picture frame business integration, strong back-to-school shipments, and increased core business gross margins.

        Net nonoperating expenses in the second quarter of 1997 were 2.4% of net sales or $19.0 million versus 2.1% or $15.5 million in the comparable quarter of 1996. The $3.5 million increase was due primarily to a $2.1 million decrease in dividend income. On October 15, 1996, Black & Decker exercised its option to convert the 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, owned by the Company (purchased at a cost of $150.0 million) into 6.4 million shares of Black & Decker common stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $2.9 million per quarter, before the effect of income taxes. If Black & Decker continues to pay dividends at the current rate ($0.12 per share quarterly), the dividends paid to the Company in 1997 on the shares of Black & Decker common stock owned by the Company as a result of the conversion would total $0.8 million per quarter, before the effect of income taxes.

        For the second quarter of 1997 and 1996, the effective tax rate was 39.6% and 40.0%, respectively.

        Net income for the second quarter of 1997 was $77.8 million, representing an increase of $11.1 million or 15.0% from the comparable quarter of 1996. Earnings per share for the second quarter of 1997 increased 14.7% to $0.49 versus $0.43 in the comparable quarter of 1996. The increases in net income and earnings per share were primarily attributable to cost savings associated with the picture frame business integration, strong back-to-school shipments, and increased operating margins at several of the Company's other core businesses. These increases were offset partially by increased net nonoperating expenses.

        SIX MONTHS ENDED JUNE 30, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

        Net sales for the first six months of 1997 were $1,430.3 million, representing an increase of $77.0 million or 5.7% from $1,353.3 million in the comparable period of 1996. The overall increase in net sales was primarily attributable to contributions from the Rolodex, Kirsch and Rubbermaid office products acquisitions and internal growth of 2.9%. Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                                                                                                 Primary Reasons
                                                                 1997       1996     % Change    for Increases
                                                                ------     ------    --------    ---------------
              Home Furnishings                                 $  439.0   $  422.1       4.0%    May 1997 Kirsch
                                                                                                 acquisition offset
                                                                                                 by 1% internal
                                                                                                 sales declines

              Office Products                                     416.6      370.1      12.6%    9% internal growth
                                                                                                 and March 1997
                                                                                                 Rolodex and June 1997
              Rubbermaid                                                                         office products
                                                                                                 acquisitions

              Housewares                                          376.1      366.0       2.8%    Internal growth

              Hardware & Tools                                    198.6      195.1       1.7%    Internal growth
                                                                -------    -------
                                                               $1,430.3   $1,353.3       5.7%
                                                                =======    =======      ====

              Gross income as a percent of net sales in the first six months of 1997 was 31.8% or $455.1 million versus 30.8% or $417.1 million in the comparable period of 1996. Gross margins improved as a result of cost savings achieved through the picture frame business integration, strong back-to-school shipments, and increased gross margins at several of the Company's other core businesses.

        Selling, general and administrative expenses in the first six months
        of 1997 were   15.9% of net sales or $227.9 million versus 16.2% or
        $219.2 million in the comparable period of 1996. The slight increase in spending was due to higher than average spending levels at businesses acquired in 1997, while core business SG&A expense was flat and spending levels decreased as a result of the picture frame business integration.

        Operating income in the first six months of 1997 was 15.9% of net sales or $227.2 million versus 14.6% or $197.9 million in the comparable period of 1996. The increase in operating income was primarily due to cost savings as a result of the picture frame business integration, strong back-to-school shipments, and increased core business gross margins.

        Net nonoperating expenses in the first six months of 1997 were 2.5% of net sales or $35.8 million versus 2.2% or $29.7 million in the comparable period of 1996. The $6.1 million increase was due primarily to a $4.2 million decrease in dividend income. Refer to the previous detailed discussion on page 11.

        For this six month period in 1997 and 1996, the effective tax rate was 39.6% and 40.0%, respectively.

        Net income for the first six months of 1997 was $115.6 million, representing an increase of $14.7 million or 14.6% from the comparable period of 1996. Earnings per share for the first six months of 1997 increased 14.4% to $0.73 versus $0.64 the comparable period of 1996. The increase in net income and earnings per share were primarily attributable to cost savings associated with the picture frame integration, strong back-to-school shipments, and increased core business operating margins. These increases were offset partially by increased net nonoperating expenses.

        LIQUIDITY AND CAPITAL RESOURCES

        SOURCES:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Cash provided by operating activities was $37.8 million and $87.4 million for the six months ended June 30, 1997 and 1996, respectively. This $49.6 million decrease was primarily due to an inventory reduction program in 1996 and higher working capital needs as the Company grows internally.

        Cash provided from financing activities totalled $591.3 million for the six months ended June 30, 1997, primarily due to an increase in long-term borrowings as a result of the Rolodex, Kirsch and Rubbermaid office products acquisitions.

        During 1997, the Company amended and restated its revolving credit agreement to provide for a $1.3 billion agreement which will terminate in August 2002. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $1.3 billion, at a floating interest rate. At June 30, 1997, there were no borrowings under the revolving credit agreement.

        In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $900.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At June 30, 1997, $846.0 million (face or principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

        At June 30, 1997, the Company had outstanding $263.0 million (principal amount) of medium-term notes with maturities ranging from five to ten years at an average rate of interest equal to 6.3%.

        The Company has a universal shelf registration statement on file with the Securities and Exchange Commission under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At June 30, 1997, the Company had not yet issued any securities under this registration statement.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at June 30, 1997 totalled $304.0 million.

        USES:

        The primary uses of liquidity and capital resources include capital expenditures, dividend payments and acquisitions.

        Cash used in investing activities was $602.3 million and $74.3 million for the six months ended June 30, 1997 and 1996, respectively. In 1997, the Company acquired Rolodex, Kirsch and Rubbermaid office products for cash purchase prices totaling $570.1 million. In 1996, the Company acquired Holson Burnes and completed other minor acquisitions for consideration that included cash of $42.6 million. At the time of acquisition, cash and short-term investments recorded by the new businesses totalled $12.5 million; the Company had already paid $13.3 million in 1991 when it initially invested in Acrimo (refer to footnote 7). The 1997 and 1996 acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes, and notes payable under the Company's lines of credit.

        Capital expenditures were $24.5 million and $29.3 million in the
        first six   months of 1997 and 1996, respectively.

        The Company has paid regular cash dividends on its common stock since 1947. On February 11, 1997, the quarterly cash dividend was increased to $0.16 per share from the $0.14 per share that had been paid since February 6, 1996. Prior to this date, a quarterly cash dividend of $0.12 per share had been paid since May 11, 1995 which was an increase from the $0.10 per share paid since May 12, 1994. Dividends paid were $50.9 million and $44.4 million in the first six months of 1997 and 1996, respectively. Retained earnings increased by $64.7 million and $56.4 million in the first six months of 1997 and 1996, respectively.

        Working capital at June 30, 1997 was $472.5 million compared to $471.1 million at December 31, 1996. The current ratio at June 30, 1997 was 1.50:1 compared to 1.74:1 at December 31, 1996. Total debt to total capitalization (net of cash and cash equivalents) was .47:1 at June 30, 1997 and .34:1 at December 31, 1996.

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

        PART II.  OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K
                 --------------------------------

             a)   Exhibits:

                  10.17 Amended and Restated Credit Agreement, dated as of June 12, 1995 and amended and restated as of August 5, 1997, among the Company, certain of its affiliates, The Chase Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto.

                  27        Financial Data Schedule

             b)   Reports on Form 8-K:

                  Registrant filed Reports on Form 8-K and Form 8-K/A, each dated June 6, 1997, reporting that Registrant amended its Distribution Agreement with Merrill Lynch, Pierce, Fenner & Smith, Chase Securities Inc., Morgan Stanley & Co. Incorporated and First Chicago Capital Markets, Inc. in connection with a proposed public offering of Medium-Term Notes (including Remarketed Notes) under Registrant's shelf Registration Statement on Form S-3 (Reg. No. 33-64225).

                                     SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NEWELL CO.


        Date   August 8, 1997           /s/ William T.edge
             -----------------              ------------------------
                                            William T. Alldredge
                                            Vice President - Finance



        Date   August 8, 1997           /s/ Brett E. Gries
             -----------------              ------------------------
                                            Brett E. Gries
                                            Vice President - Accounting & Tax