Form 10-Q
period 1997-09-30
NEWELL CO
filed 1997-11-13
CIK 814453

THIRD QUARTER 1997



                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                          -------------------

                               FORM 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934
         for the Quarterly Period Ended September 30, 1997

                          ------------------

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

               Yes ______           No ______

Number of shares of Common Stock outstanding
as of October 20, 1997:  159,153,712

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                                                NEWELL CO. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited, in thousands, except per share data)

                                         Three Months Ended        Nine Months Ended
                                           September 30,             September 30,
                                       ---------------------    ----------------------
                                           1997        1996         1997        1996
                                           ----        ----         ----        ----
  Net sales                            $ 889,863   $ 761,902    $2,320,199  $2,115,227
  Cost of products sold                  603,124     518,198     1,578,361   1,454,387
                                       ---------   ---------    ----------  ----------

    GROSS INCOME                         286,739     243,704       741,838     660,840

  Selling, general and
   administrative expenses               120,588     105,349       348,517     324,540
                                         -------     -------       -------     -------

    OPERATING INCOME                     166,151     138,355       393,321     336,300

  Nonoperating expenses:
    Interest expense                      24,410      14,746        52,515      43,664
    Other, net                             2,312         657         9,991       1,462
                                          ------      ------        ------      ------

    Net nonoperating expenses             26,722      15,403        62,506      45,126
                                          ------      ------        ------      ------

    INCOME BEFORE INCOME TAXES           139,429     122,952       330,815     291,174

  Income taxes                            55,214      48,320       131,003     115,659
                                         -------     -------       -------     -------

    NET INCOME                         $  84,215   $  74,632    $  199,812  $  175,515
                                        ========    ========     =========   =========

  Earnings per share                   $    0.53   $    0.47    $     1.26  $     1.11
                                        ========    ========     =========   =========

  Dividends per share                  $    0.16   $    0.14    $     0.48  $     0.42
                                        ========    ========     =========   =========

  Weighted average shares outstanding    159,112     158,790       159,047     158,739
                                        ========    ========     =========   =========

See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                       (Unaudited, in thousands)

                                        September 30,  % of    December 31,  % of
                                            1997       Total      1996       Total
                                        -------------  -----   ------------  ------
  ASSETS

  CURRENT ASSETS
    Cash and cash equivalents           $   20,789      0.5%   $   4,360      0.1%
    Accounts receivable, net               554,575     14.0      404,170     13.4
    Inventories, net                       669,173     16.8      509,504     17.0
    Deferred income taxes                   90,827      2.3      121,152      4.0
    Prepaid expenses and other              72,610      1.8       68,928      2.3
                                        ----------     ----     --------     ----

        TOTAL CURRENT ASSETS             1,407,974     35.4    1,108,114     36.8

  MARKETABLE EQUITY SECURITIES             292,871      7.4      240,789      8.0

  OTHER LONG-TERM INVESTMENTS               49,552      1.2       58,703      2.0

  OTHER ASSETS                             125,288      3.2      119,168      4.0

  PROPERTY, PLANT AND EQUIPMENT, NET       680,378     17.1      555,434     18.5

  TRADE NAMES AND GOODWILL               1,420,672     35.7      922,846     30.7
                                         ---------     ----      -------     ----

        TOTAL ASSETS                    $3,976,735    100.0%  $3,005,054    100.0%
                                         =========    =====    =========    =====








  See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (CONT.)
                       (Unaudited, in thousands)

                                        September 30,  % of    December 31,  % of
                                            1997       Total      1996       Total
                                        -------------  -----   ------------  -----
  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Notes payable                       $   81,646      2.1%   $  70,877      2.4%
    Accounts payable                       117,009      2.9      105,333      3.5
    Accrued compensation                    70,798      1.8       65,632      2.2
    Other accrued liabilities              410,135     10.3      324,719     10.8
    Income taxes                             4,810      0.1       37,209      1.2
    Current portion of long-term debt       15,181      0.4       33,243      1.1
                                         ---------     ----     --------     ----

        TOTAL CURRENT LIABILITIES          699,579     17.6      637,013     21.2

  LONG-TERM DEBT                         1,349,809     33.9      672,033     22.4

  OTHER NONCURRENT LIABILITIES             192,125      4.8      156,691      5.2

  DEFERRED INCOME TAXES                     83,079      2.1       47,477      1.6

  MINORITY INTEREST                          8,340      0.2          -         -

  STOCKHOLDERS' EQUITY
    Common stock - authorized shares,
     400.0 million at $1 par value;        159,133      4.0      158,871      5.3
     Outstanding shares:
      1997 - 159.1 million
      1996 - 158.9 million
    Additional paid-in capital             201,725      5.1      197,889      6.6
    Retained earnings                    1,229,624     30.9    1,106,146     36.8
    Net unrealized gain on securities
     available for sale                     70,230      1.8       36,595      1.2
    Cumulative translation adjustment      (16,909)    (0.4)      (7,661)    (0.3)
                                          ---------    -----   ----------    -----

        TOTAL STOCKHOLDERS' EQUITY       1,643,803     41.4    1,491,840     49.6
                                         ----------    -----   ----------    -----

        TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY           $3,976,735    100.0%  $3,005,054    100.0%
                                         =========    =====    =========    =====

  See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited, in thousands)

                                                        For the Nine Months Ended
                                                              September 30,
                                                        --------------------------
                                                           1997             1996
                                                           -----            ----
  OPERATING ACTIVITIES:
    Net Income                                           $ 199,812       $ 175,515
    Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
       Depreciation and amortization                        92,864          86,974
       Deferred income taxes                                30,216          31,882
       Net gain on marketable securities                    (2,853)            -
       Investment write-off                                    -             1,339
       Other                                                (4,318)         (5,270)
    Changes in Current Accounts, excluding the
     effects of acquisitions:
       Accounts receivable                                 (26,986)        (48,550)
       Inventories                                         (25,399)          9,407
       Other current assets                                 12,259         (17,312)
       Accounts payable                                    (32,058)        (26,119)
       Accrued liabilities and other                       (32,356)        (12,309)
                                                           --------        --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES             211,181         195,557
                                                           --------        --------
  INVESTING ACTIVITIES:
    Acquisitions, net                                     (695,429)        (45,650)
    Expenditures for property, plant and equipment         (48,272)        (54,157)
    Sale of marketable securities                            6,389             -
    Disposals of noncurrent assets and other               (26,385)         (4,045)
                                                           --------        -------
     NET CASH USED IN INVESTING ACTIVITIES                (763,697)       (103,852)
                                                           --------        -------
  FINANCING ACTIVITIES:
    Proceeds from issuance of debt                         706,277          92,744
    Proceeds from exercised stock options and other          4,098           6,163
    Payments on notes payable and long-term debt           (55,848)       (123,166)
    Cash dividends                                         (76,334)        (66,666)
                                                           -------         --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   578,193         (90,925)
                                                           -------         --------
  EXCHANGE RATE EFFECT ON CASH                              (9,248)         (7,348)
                                                           -------         --------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          16,429          (6,568)
  Cash and cash equivalents at beginning of year             4,360          58,771
                                                           -------         --------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  20,789       $  52,203
                                                          ========         ========
  Supplemental cash flow disclosures:
    Cash paid during the period for -
      Income taxes                                       $  94,517       $  70,917
      Interest                                              55,553          45,073


  See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments necessary to present a fair statement of the results for the periods reported, subject to normal recurring year-end adjustments, none of which is material. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

Note 2 - On January 19, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the Eldon(R) brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, resin-based office furniture and storage and organization products. For these and other minor acquisitions, the Company paid $767.2 million in cash and assumed $59.9 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $583.2 million. The final adjustments to the purchase price allocations are not expected to be material to the financial statements.

          The unaudited consolidated results of operations for the nine months ended September 30, 1997 and 1996 on a pro forma basis, as though the Holson Burnes, Rolodex, Kirsch and Eldon businesses had been acquired on January 1, 1996, are as follows:

                                           Nine Months Ended September 30,
                                              1997             1996
                                              ----             ----
                                      (In millions, except per share amounts)

      Net sales                              $2,539.3       $2,548.3
      Net income                                194.7          170.7
      Earnings per share                         1.22           1.08

  Note 3 - The components of inventories at the end of each period, net of the LIFO reserve, were as follows:

                                             September 30,    December 31,
                                                  1997            1996
                                             -------------    ------------
                                                     (In millions)
              Materials and supplies              $154.7          $124.5
              Work in process                      119.3            87.9
              Finished products                    395.2           297.1
                                                  ------          ------
                                                  $669.2          $509.5
                                                  ======          ======

  Note 4 - Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Marketable Equity Securities at the end of each period are summarized as follows:

                                     September 30,    December 31,
                                           1997            1996
                                     -------------    ------------
                                             (In millions)
            Aggregate market value        $292.9          $240.8
            Aggregate cost                 176.8           180.3
                                          ------          ------
            Unrealized gain               $116.1          $ 60.5
                                          ======          ======

  Note 5 - Property, plant and equipment at the end of each period consisted of the following:

                                     September 30,     December 31,
                                          1997             1996
                                     -------------     -------------
                                              (In millions)
     Land                               $    34.3            $  21.1
     Buildings and improvements             268.9              206.9
     Machinery and equipment                780.8              699.6
                                        --------             ------
                                          1,084.0              927.6
     Allowance for depreciation            (403.6)            (372.2)
                                        --------             ------
                                        $  680.4            $ 555.4
                                        ========            =======

Note 6 - Commercial paper in the amount of $1.1 billion at September 30, 1997 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement. Long-term debt at the end of each period consisted of the following:

                                     September 30,    December 31,
                                         1997            1996
                                     ------------     ------------
                                             (In millions)
     Medium-term notes                 $  263.0             $295.0
     Commercial paper                   1,082.6              404.0
     Other long-term debt                  19.4                6.2
                                      --------             ------
                                        1,365.0              705.2
     Current portion                      (15.2)             (33.2)
                                      --------            -------
                                       $1,349.8             $672.0
                                       ========             ======

Note 7 - Minority Interest represents the minority stockholders' proportionate share of the equity of Acrimo AB, a Swedish corporation ("Acrimo"). The Company acquired a controlling interest in Acrimo on May 30, 1997 as a result of the acquisition of Kirsch. At September 30, 1997, the Company held approximately 76% of the capital stock of Acrimo. Acrimo is one of Europe's leading manufacturers of drapery hardware and markets a wide range of window furnishing products including curtain rods, roller blinds and venetian blinds. The Company has included the operating results of Acrimo since May 30, 1997. The minority stockholders' proportionate share in Acrimo's net income after May 30, 1997 is included in the nonoperating expense section of the 1997 Consolidated Statements of Income for the three months and nine months ended September 30, 1997.

Note 8 - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage certain interest rate and foreign currency risks.

          Interest rate swap agreements are utilized to convert certain floating rate debt instruments into fixed rate debt. Premiums paid related to interest rate swap agreements are amortized into interest expense over the terms of the agreements. As of September 30, 1997, the Company did not have any interest rate swaps outstanding.

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

  PART I.  Item 2.

                                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                  ---------------------------------------------

  Results of Operations
  ---------------------

  The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                         Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                         -----------------  ------------------
                                          1997     1996      1997     1996
                                         ------   ------    ------   ------

  Net sales                               100.0%   100.0%    100.0%  100.0%
  Cost of products sold                    67.8     68.0      68.0    68.8
                                          -----    -----     -----   -----

    GROSS INCOME                           32.2     32.0      32.0    31.2

  Selling, general and
  administrative expenses                  13.5     13.8      15.0    15.3
                                          -----    -----     -----   -----

    OPERATING INCOME                       18.7     18.2      17.0    15.9

  Nonoperating expenses (income):

    Interest expense                        2.7      2.0       2.3     2.1
    Other                                   0.3      0.1       0.4       -
                                          -----    -----     -----    ----
    Net nonoperating expenses (income)      3.0      2.1       2.7     2.1
                                          -----    -----     -----    ----

    INCOME BEFORE INCOME TAXES             15.7     16.1      14.3    13.8

  Income taxes                              6.2      6.3       5.7     5.5
                                          -----    -----     -----    ----

    NET INCOME                              9.5%     9.8%      8.6%    8.3%
                                          =====    =====     =====   =====

Three Months Ended September 30, 1997 vs. Three Months Ended
September 30, 1996
------------------------------------------------------------

Net sales for the third quarter of 1997 were $889.9 million, representing an increase of $128.0 million or 16.8% from $761.9 million in the comparable quarter of 1996. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Eldon (acquired in June 1997) and strong back-to-school shipments at the Company's core office products businesses. As of September 30, 1997, the Company began to present sales information for its various product categories in three groups rather than four groups. The Company's three product groups are Hardware and Home Furnishings, Office Products and Housewares. The Company believes that this presentation is more appropriate, because (i) it generally organizes its product categories into these groups when making operating decisions and assessing performance, and (ii) the Company divisions included in each group sell primarily to the same retail channel:
Hardware and Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers) and Housewares (discount stores and warehouse clubs). For ease of comparison with previously published data, certain information below is also included separately for Hardware and Home Furnishings which now comprise a single product group. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:

                                                              Primary
                                                             Reasons for
                               1997    1996   % Change  for Increase/Decrease
                               ----    ----   --------  ---------------------

Hardware and Home Furnishings

  Home Furnishings            $309.0  $234.8
  Hardware and Tools            99.2    99.7
                              ------  ------
                              $408.2  $334.5    22.0%   Kirsch (May 1997)
                                                        acquisitions and 1%
                                                        internal growth*

  Office Products              267.8   209.0    28.1%   6% internal growth
                                                        and Rolodex (March
                                                        1997) and Eldon
                                                        (June 1997)
                                                        acquisitions

  Housewares                   213.9   218.4    (2.1)%  Internal sales decline
                              ------  ------    -----
                              $889.9  $761.9    16.8%
                              ======  ======    ====

  * The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions.

Gross income as a percent of net sales in the third quarter of 1997 was 32.2% or $286.7 million versus 32.0% or $243.7 million in the comparable quarter of 1996. Gross margins improved as a result of cost savings achieved through the integration of Holson Burnes and Decorel into the Intercraft picture frame business, profitability improvement at the Company's Levolor Home Fashions division and increased gross margins at several of the Company's other core businesses. The increase in gross margins was offset partially by 1997 acquisitions, which had gross margins lower than the Company's average gross margins. As these acquisitions are integrated, the Company expects their gross margins to improve.

Selling, general and administrative expenses ("SG&A") in the third quarter of 1997 were 13.6% of net sales or $120.6 million versus 13.8% or $105.3 million in the comparable quarter of 1996. SG&A as a percent of sales was lower in 1997 as a result of core business SG&A expense being slightly lower in 1997 and spending levels decreasing at Decorel and Holson Burnes as a result of their integration into Intercraft. This decrease as a percent of sales was offset partially by the 1997 acquisitions, which had higher SG&A than the Company's average SG&A as a percent of net sales. As these acquisitions are integrated, the Company expects their SG&A spending as a percentage of net sales to decline.

Operating income in the third quarter of 1997 was 18.7% of net sales or $166.2 million versus 18.2% or $138.4 million in the comparable quarter of 1996. The increase in operating margins was primarily due to cost savings as a result of the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division and increased core business gross margins, offset partially by 1997 acquisitions, which had average operating margins lower than the Company's average operating margins.

Net nonoperating expenses in the third quarter of 1997 were 3.0% of net sales or $26.7 million versus 2.0% or $15.4 million in the comparable quarter of 1996. The $11.3 million increase was due primarily to a $9.7 million increase in interest expense and $3.4 million increase in goodwill amortization, primarily a result of the 1997 acquisitions, and a $2.3 million decrease in dividend income. This was partially offset by a $2.9 million gain resulting from the sale of stock of another company. On October 15, 1996, Black & Decker Corporation ("Black & Decker") exercised its option to convert the 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, owned by the Company (purchased at a cost of $150.0 million) into 6.4 million shares of Black & Decker common stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $2.9 million per quarter, before the effect of income taxes. If Black & Decker continues to pay dividends at the current rate ($0.12 per share quarterly), the dividends paid to the Company in 1997 on the shares of Black & Decker common stock owned by the Company as a result of the conversion would total $0.8 million per quarter, before the effect of income taxes.

For the third quarters of 1997 and 1996, the effective tax rate was 39.6% and 39.3%, respectively.

Net income for the third quarter of 1997 was $84.2 million, representing an increase of $9.6 million or 12.8% from the comparable quarter of 1996. Earnings per share for the third quarter of 1997 increased 12.8% to $0.53 versus $0.47 in the comparable quarter of 1996. The increases in net income and earnings per share were primarily attributable to cost savings associated with the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division, and increased core business operating margins.

Nine Months Ended September 30, 1997 vs. Nine Months
Ended September 30, 1996
----------------------------------------------------

Net sales for the first nine months of 1997 were $2,320.2 million, representing an increase of $205.0 million or 9.7% from $2,115.2 million in the comparable period of 1996. The overall increase in net sales was primarily attributable to contributions from the Rolodex, Kirsch and Eldon acquisitions and strong back-to-school shipments at the Company's core office products businesses. Net sales for each of the Company's product groups and the primary reasons for the increases were as follows, in millions:

                                                            Primary Reasons
                               1997       1996    % Change   for Increases
                               ----       ----    --------  ---------------
Hardware and Home Furnishings

  Home Furnishings           $  748.0   $  656.9
  Hardware and Tools            297.8      294.9
                             --------   --------
                             $1,045.8   $  951.8     9.9%   Kirsch (May 1997)
                                                            acquisition

  Office Products               684.4      579.1    18.2%   8% internal growth
                                                            and Rolodex (March
                                                            1997) and Eldon
                                                            (June 1997)
                                                            acquisitions

  Housewares                    590.0      584.3    1.0%    Internal growth
                             --------   --------
                             $2,320.2   $2,115.2    9.7%
                             ========   ========    ===

  Gross income as a percent of net sales in the first nine months of 1997 was 32.0% or $741.8 million versus 31.2% or $660.8 million in the comparable period of 1996. Gross margins improved as a result of cost savings achieved through the integration of several picture frame businesses acquired by the Company in recent years, profitability improvement at the Company's Levolor Home Fashions division and increased gross margins at several of the Company's other core businesses. The increase in gross margins was offset partially by 1997 acquisitions, which had gross margins lower than the Company's average gross margins.
As these acquisitions are integrated, the Company expects their gross margins to improve.

SG&A in the first nine months of 1997 were 15.0% of net sales or $348.5 million versus 15.3% or $324.5 million in the comparable period of 1996. SG&A as a percent of sales was lower in 1997 as a result of core business SG&A expense being slightly lower in 1997 and spending levels decreasing as a result of the picture frame business integration. This decrease as a percent of sales was offset partially by the 1997 acquisitions, which had SG&A higher than the Company's average SG&A as a percent of net sales. As SG&A acquisitions are integrated, the Company expects their SG&A spending as a percentage of net sales to decline.

Operating income in the first nine months of 1997 was 17.0% of net sales or $393.3 million versus 15.9% or $336.3 million in the comparable period of 1996. The increase in operating margins was primarily due to cost savings as a result of the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division and increased core business gross margins, offset partially by operating margins of the 1997 acquisitions which were lower than the Company's average operating margins.

Net nonoperating expenses in the first nine months of 1997 were 2.7% of net sales or $62.5 million versus 2.1% or $45.1 million in the comparable period of 1996. The $17.4 million increase was due primarily to a $8.9 million increase in interest expense and $5.2 million increase in goodwill amortization, primarily due to the 1997 acquisitions, and a $6.5 million decrease in dividend income. This was partially offset by a $2.9 million gain resulting from the sale of stock of another company in 1997 and a $1.3 million write-off of an intangible asset.

For this nine month period in 1997 and 1996, the effective tax rate was 39.6% and 39.7%, respectively.

Net income for the first nine months of 1997 was $199.8 million, representing an increase of $24.3 million or 13.8% from the comparable period of 1996. Earnings per share for the first nine months of 1997 increased 13.5% to $1.26 versus $1.11 for the comparable period of 1996. The increases in net income and earnings per share were primarily attributable to cost savings associated with the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division and increased operating margins at several of the Company's other core businesses.

LIQUIDITY AND CAPITAL RESOURCES

SOURCES:

The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Cash provided by operating activities for the nine months ended
September 30, 1997 was $211.2 million, reprsenting an increase from $195.6 million for the comparable period in 1996, primarily due to an increase in net income.

Cash provided by financing activities totalled $578.2 million for the nine months ended September 30, 1997, primarily due to an increase in long-term borrowings as a result of the Rolodex, Kirsch and Eldon acquisitions, in addition to other minor acquisitions.

The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at September 30, 1997 totalled $81.6 million.

During 1997, the Company amended and restated its revolving credit agreement to provide for a $1.3 billion agreement which will terminate in August 2002. Under this agreement, the Company may borrow, repay and reborrow funds in an aggregate amount up to $1.3 billion, at a floating interest rate. At September 30, 1997, there were no borrowings under the revolving credit agreement.

In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At September 30, 1997, $1,082.6 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At September 30, 1997, the Company had not yet issued any securities under that registration statement.

At September 30, 1997, the Company had outstanding $263.0 million
(principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average rate of interest equal to 6.3%.

USES:

The primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

Cash used in acquiring businesses was $695.4 million and $45.7 million for the nine months ended September 30, 1997 and 1996, respectively. In 1997, the Company acquired Rolodex, Kirsch and Eldon and made other minor acquisitions for cash purchase prices totaling $724.6 million. In 1996, the Company acquired Holson Burnes and completed other minor acquisitions for consideration that included cash of $42.6 million. The 1997 and 1996 acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes, and notes payable under the Company's lines of credit.

Capital expenditures were $48.3 million and $54.2 million in the first nine months of 1997 and 1996, respectively.

The Company has paid regular cash dividends on its common stock since 1947. On February 11, 1997, the quarterly cash dividend was increased to $0.16 per share from the $0.14 per share that had been paid since February 6, 1996. Prior to this date, a quarterly cash dividend of $0.12 per share had been paid since May 11, 1995 which was an increase from the $0.10 per share paid since May 12, 1994. Dividends paid were $76.3 million and $66.7 million in the first nine months of 1997 and 1996, respectively. Retained earnings increased by $123.5 million and $108.9 million in the first nine months of 1997 and 1996, respectively.

Working capital at September 30, 1997 was $708.4 million compared to $471.1 million at December 31, 1996. The increase is primarily the result of higher receivables and inventory balances due to the 1997 acquisitions. The current ratio at September 30, 1997 was 2.01:1 compared to 1.74:1 at December 31, 1996. Total debt to total capitalization (net of cash and cash equivalents) was .46:1 at September 30, 1997 and .34:1 at December 31, 1996.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

PART II.      OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          As of September 30, 1997, the Company was involved in various matters concerning federal and state environmental laws and regulations, including 35 matters in which they have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at hazardous waste disposal sites under the Comprehensive Environmental Response, Compensation and Liability
          Act ("Superfund") and equivalent state laws. In assessing its remediation costs, the Company has considered several factors, including: the extent of the Company's volumetric contribution at each site relative to that of other PRPs; the kind of waste;
          where applicable, the terms of existing cost sharing and other agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with environmental remediation; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs are disputed. Based on information available to it, the Company's estimate of remediation costs associated with these matters as of September 30, 1997 ranged between $16.7 million and $24.0 million. As of September 30, 1997, the Company had a reserve equal to $20.0 million for such remediation costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes. Because of the uncertainties associated with environmental assessment and remediation activities, the possibility that sites could be identified in the future that require environmental remediation and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits:

               12  Statement of Computation of Ratio of
                   Earnings to Fixed Charges

               27  Financial Data Schedule

          b)   Reports on Form 8-K:

               None

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NEWELL CO.


Date  November 7, 1997            /s/ William T. Alldredge
      ---------------             ---------------------------
                                      William T. Alldredge
                                      Vice President - Finance



Date  November 7, 1997            /s/ Brett E. Gries
      ----------------            ----------------------------
                                     Brett E. Gries
                                     Vice President -
                                       Accounting & Tax

                                                                      EXHIBIT 12

                                                NEWELL CO. AND SUBSIDIARIES
                                                STATEMENT OF COMPUTATION OF
                                             RATIO OF EARNINGS TO FIXED CHARGES
                                             (in thousands, except ratio data)
                                            -----------------------------------

                                           Y-T-D THROUGH    FOR THE TWELVE MONTHS ENDED DECEMBER 31,
           DESCRIPTION                     SEPT. 30, 1997     1996       1995       1994       1993
          -----------                      --------------     ----       ----       ----       ----
  Earnings available to
    fixed charges:

    Income before income taxes                $330,815     $424,634   $370,785   $329,292   $275,556

    Fixed charges -
      Interest expense                          52,515       56,989     49,812     29,970     19,062
      Portion of rent determined
        to be interest (1)                      14,483       14,855     12,634     10,494      8,580
    Eliminate equity in earnings                (4,318)      (6,364)    (5,993)    (5,661)    (3,811)
                                               -------       ------    -------    -------    -------
                                              $393,495     $490,114   $427,238   $364,095   $299,387
                                               =======      =======    =======    =======    =======
    Fixed charges:

      Interest expense                        $ 52,515     $ 56,989   $ 49,812   $ 29,970   $ 19,062
      Portion of rent determined
        to be interest (1)                      14,483       14,855     12,634     10,494      8,580
                                               -------      -------    -------    -------    -------

                                              $ 66,998     $ 71,844   $ 62,446   $ 40,464   $ 27,642
                                               =======      =======    =======    =======    =======
  Ratio of earnings to fixed charges              5.87         6.82       6.84       9.00      10.83
                                               =======      =======    =======    =======    =======



  (1) A 40% ratio of gross rent expense was deemed to approximate the interest portion of short-term and long-term leases; it represents the debt to equity target. A ratio of 33% was used prior to 1997.