Form 10-K
period 1997-12-31
NEWELL CO
filed 1998-03-26
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C   20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934

         For the fiscal year ended          Commission file number
             December 31, 1997                      1-9608


                             NEWELL CO.
       (Exact name of Registrant as specified in its charter)


                 DELAWARE                         36-3514169
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)


               Newell Center
         29 East Stephenson Street
            Freeport, Illinois                    61032-0943
 (Address of principal executive offices)         (Zip Code)


 Registrant's telephone number, including area code: (815) 235-4171


 Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
            Title of each class              on which registered
            -------------------              ---------------------

 Common Stock, $1 par value per share,      New York Stock Exchange
 and associated Preferred Stock Purchase    Chicago Stock Exchange
 Rights


Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X     No
           -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

There were 159.2 million shares of the Registrant's Common Stock outstanding as of December 31, 1997. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by nonaffiliates of the Registrant was approximately $6,417.1 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

                  Documents Incorporated by Reference

                               Part III

     Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 13, 1998.

Item 1.  Business
-----------------

     "Newell" or the "Company" refers to Newell Co. alone or with its wholly-owned subsidiaries, as the context requires.

GENERAL
-------

     The Company is a manufacturer and full-service marketer of staple consumer products sold to high-volume purchasers, including, but not limited to, discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of brand name consumer products, which are concentrated in product categories with relatively steady demand not dependent on changes in fashion, technology or season, and to differentiate itself by emphasizing superior customer service. The Company's multi-product offering consists of staple consumer products in three major product groups: Hardware and Home Furnishings, Office Products, and Housewares. The Company's primary financial goals are to increase sales and earnings per share an average of 15% per year, to achieve an annual return on beginning equity of 20% or above, to increase dividends per share in line with earnings growth and to maintain a prudent ratio of total debt to total capitalization, net of cash ("leverage"). For the ten years ended December 31, 1997, the Company's compound annual growth rates for sales and earnings per share were 15% and 17%, respectively, its average annual return on beginning equity was 21%, its compound annual growth rate for dividends per share was 19% and its average leverage is 26%.

     The Company's growth strategy emphasizes acquisitions and internal growth. The Company has grown both domestically and internationally by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process called "Newellization." Since 1990, the Company has completed more than 15 major acquisitions representing more than $2 billion in additional sales. The Company supplements acquisition growth with internal growth, principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion.

     Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, internal growth rates, future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report, the documents incorporated by reference herein and Exhibit 99 to this Report.

PRODUCT GROUPS
--------------

The Company's three product groups are Hardware and Home Furnishings, Office Products, and Housewares.

                     HARDWARE AND HOME FURNISHINGS
                     -----------------------------

Window Treatments
-----------------

     The Company's window treatments business is conducted by the Levolor Home Fashions, Newell Window Furnishings and Kirsch Window Fashions Europe divisions. Levolor Home Fashions and Newell Window Furnishings primarily design, manufacture or import, package and distribute drapery hardware, made-to-order and stock horizontal and vertical blinds, and pleated, cellular and roller shades for the retail marketplace. Levolor Home Fashions also produces window treatment components for custom window treatment fabricators. Kirsch Window Fashions Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for


     Levolor Home Fashions, Newell Window Furnishings and Kirsch Window Fashions Europe products are sold primarily under the trade names of NEWELL{R}, LEVOLOR{R}, LOUVERDRAPE{R}, DEL MAR{R}, KIRSCH{R}, JOANNA{R}, ACRIMO{R} and HOFESA{R}, and the brands SPECTRIM{R}, MAGIC FIT{R} and RIVIERA{R}.

     Levolor Home Fashions and Newell Window Furnishings market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional account and market-specific sales managers. Kirsch Window Fashions Europe markets its products to mass merchants and buying groups using a direct sales force.

     Principal U.S. facilities are located in Freeport, Illinois; High Point, North Carolina and Sturgis, Michigan. Principal foreign facilities are located in Prescott, Ontario, Canada; Ablis, France; Milan, Italy; Lisbon, Portugal; Vitoria, Spain; and Malmo, Sweden.

Hardware and Tools
------------------

     The Company's hardware and tools business is conducted by the Amerock Cabinet and Window Hardware Systems, Bulldog Fastener, EZ

Paintr and BernzOmatic divisions. Amerock Cabinet and Window Hardware Systems manufacture or import, package and distribute cabinet hardware for the retail and O.E.M. marketplace and window hardware for window manufacturers. Bulldog packages and distributes hardware, which includes bolts, screws and mechanical fasteners. EZ Paintr manufactures and distributes manual paint applicator products. BernzOmatic manufactures and distributes propane/oxygen hand torches.

     Amerock, Bulldog, EZ Paintr and BernzOmatic products are sold primarily under the trade names of AMEROCK{R}, ALLISON{R}, BULLDOG{R}, STAR{R}, EZ PAINTR{R} and BERNZOMATIC{R}.

     Amerock, Bulldog, EZ Paintr and BernzOmatic market their products directly and through distributors to mass merchants, home centers, hardware distributors, cabinet shops and window manufacturers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Principal facilities are located in Rockford, Illinois; Lowell, Indiana; Memphis, Tennessee; St. Francis, Wisconsin and Medina, New York.

Picture Frames
--------------

     The Company's picture frame business is conducted by the Intercraft/Burnes division. Intercraft/Burnes primarily designs, manufactures or imports, packages and distributes wood, wood composite and metal ready-made picture frames, framed art and photo albums.

     Intercraft/Burnes ready-made picture frames are sold primarily under the trade names of INTERCRAFT{R}, DECOREL{R}, BURNES OF
BOSTON{R}, CARR{R}, Rarewoods{R} AND TERRAGRAFICS{R}, while framed art is sold primarily under the DECOREL{R} trade name and photo albums are sold primarily under the HOLSON{R} trade name.

      Intercraft/Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. INTERCRAFT{R}, DECOREL{R} and HOLSON{R} products are sold to mass merchants, while the remaining brands are sold primarily to department/specialty stores.

     Principal U.S facilities are located in Taylor, Texas;
Statesville, North Carolina; Claremont, New Hampshire; Mundelein,
Illinois; North Smithfield, Rhode Island and Covington, Tennessee. Principal foreign facilities are located in Mississauga, Ontario, Canada and Durango, Mexico.

Home Storage Products
---------------------

     The Company's home storage business is conducted by its Lee Rowan division. Lee Rowan primarily designs, manufactures or imports, packages and distributes wire storage and laminate products and ready-to-assemble closet, organization and work shop cabinets.

     Lee Rowan products are sold primarily under the trade names of LEE ROWAN{R} and SYSTEM WORKS{R}.

     Lee Rowan markets its products directly to mass merchants, warehouse clubs, home centers and hardware stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Principal facilities are located in Jackson, Missouri; Memphis, Tennessee; Vista, California and Watford, Ontario, Canada.

                            OFFICE PRODUCTS
                            ---------------

Markers and Writing Instruments
-------------------------------

     The Company's Markers and Writing Instruments business is conducted by the Sanford division. Sanford primarily designs, manufactures or imports, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace.

     Sanford products are sold primarily under the trade names of SANFORD{R}, EBERHARD FABER{R} and BEROL{R}, and the brands SHARPIE{R}, UNI-BALL{R} (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries), EXPO{R}, ZEZE{R}, VIS-A-VIS{R},
EXPRESSO{R} and MONGOL{R}.

     Sanford markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers.

     Principal U.S. facilities are located in Bellwood, Illinois and Lewisburg and Shelbyville, Tennessee. Principal foreign facilities are located in Tlalnepantla, Mexico; Bogota, Colombia; Maracay, Venezuela; King's Lynn, United Kingdom and Oakville, Ontario, Canada.

Office Storage and Organization Products
----------------------------------------

     The Company's office storage and organization business is conducted through its Newell Office Products division. Newell Office Products primarily designs, manufactures or imports, packages and distributes desktop accessories, computer accessories, storage products, card files, chair mats and resin-based office furniture.

     Newell Office Products markets its products under the Rolodex{R}, Eldon{R} and Rogers{R} trade names.

     Newell Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores and contract stationers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Principal facilities are located in Moca, Puerto Rico; Maryville, Tennessee and Madison, Wisconsin.

School Supplies and Stationery
------------------------------

     The Company's school supplies and stationery business is conducted through its Stuart Hall division. Stuart Hall primarily manufactures, packages and distributes its products under the STUART HALL{R} trade name.

     Stuart Hall markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office supply stores and contract stationers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     The principal facility is located in Kansas City, Missouri.

                              HOUSEWARES
                              ----------

Glassware and Plasticware
-------------------------

     The Company's glassware and plasticware business is conducted by the Anchor Hocking Consumer Glass, Anchor Hocking Specialty Glass, Newell Plastics and Newell Europe divisions. These divisions primarily design, manufacture, package and distribute glass and plastic products. These products include glass ovenware, servingware, cookware and dinnerware products and plastic microwave cookware and food storage products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers and its products are marketed under exclusive license from Corning Incorporated in Europe, the Middle East and Africa.

     Anchor Hocking Consumer and Specialty Glass and Newell Plastics products are sold primarily under the trade names of ANCHOR HOCKING{R} and PLASTICS INC.{TM}, and the brand names of OVEN BASICS{R} and STOWAWAYS{R}. Newell Europe's products are sold primarily under the brand names of PYREX{R} (used under exclusive license from Corning Incorporated in Europe, the Middle East and Africa), PYROFLAM{R}, VISIONS{R} and VITRI{R}.

     Anchor Hocking Consumer and Newell Plastics market their products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Anchor Specialty Glass markets its products to manufacturers that supply the mass merchant and home party channels of trade. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers' representatives in some markets.

     Principal U.S. facilities are located in Lancaster, Ohio; Monaca, Pennsylvania and St. Paul and Coon Rapids, Minnesota. Principal foreign facilities are located in Sunderland, Great Britain; Muhltal, Germany and Chateauroux, France.

Aluminum Cookware and Bakeware
------------------------------

     The Company's aluminum cookware and bakeware business is conducted by the Mirro division. Mirro primarily designs, manufactures, packages and distributes aluminum cookware and bakeware for the retail marketplace. Mirro also designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry. It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Mirro manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility.

     Mirro products are sold primarily under the trade names of MIRRO{R} and WEAREVER{R}, and the brand names of AIRBAKE{R}, CUSHIONAIRE{R}, CONCENTRIC AIR{R}, CHANNELON{R} and WEAREVER AIR{TM}.

     Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Principal facilities are located in Manitowoc and Chilton, Wisconsin.

Hair Accessories and Beauty Organizers
--------------------------------------

     The Company's hair accessory and beauty organizer business is conducted through its Goody division. Goody primarily designs, manufactures or imports, packages and distributes hair accessories and beauty organizers.

     Goody products are sold primarily under the trade names GOODY{R}, ACE{R} and WILHOLD{R}.

     Goody markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

     Principle facilities are located in Peach Tree City and Manchester, Georgia.

Export Sales
------------

     The Company's export sales business, defined as sales of products made in the U.S. and sold abroad, is conducted through its Newell International division. For purposes of the table on the following page, sales attributable to the Newell International division are allocated to the product group that manufactured the products.

Net Sales By Product Class
--------------------------

     As of September 30, 1997, the Company began to present sales information for its various product categories in three groups rather than four groups. The Company's three product groups are Hardware and Home Furnishings, Office Products, and Housewares. The Company believes that this presentation is appropriate, because (i) it organizes its product categories into these groups when making operating decisions and assessing performance, and (ii) the Company divisions included in each group sell primarily to the same retail channel: Hardware and Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers) and Housewares (discount stores and warehouse clubs).

     The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31 (including sales of acquired companies from the time of acquisition), for the Company's three product groups and the product categories included therein:

                                         1997      % of total    1996     % of total    1995      % of total
                                         ----      ----------    ----     ----------    ----      -----------
                                                         (In millions, except percentages)
Hardware and Home Furnishings:
  Window Treatments                    $   562.6        18%    $   385.6      13%     $  392.0         16%
  Hardware and Tools                       392.6        12         383.1      13         364.3         15
  Picture Frames                           359.4        11         339.8      12         154.0          6
  Home Storage Products                    170.2         5         190.8       7         186.3          7
    Total Hardware and                   -------       ---       -------      --       -------        ---
      Home Furnishings                   1,484.8        46       1,299.3      45       1,096.6         44

Office Products:
  Markers and Writing
    Instruments                            601.4        19         570.2      20         402.4         16
  Office Storage and Organization          209.9         6          85.6       3          81.6          3
  School Supplies and Stationery            87.9         3          86.0       3          98.2          4
                                           -----       ---         -----     ---         -----        ---
  Total Office Products                    899.2        28         741.8      26         582.2         23

Housewares:
  Glassware and Plasticware                394.4        12         394.2      14         397.6         16
  Cookware and Bakeware                    284.3         9         273.4       9         261.9         11
  Hair Accessories and
    Beauty Organizers                      171.6         5         164.1       6         160.1          6
                                           -----       ---         -----     ---         -----        ---
    Total Housewares                       850.3        26         831.7      29         819.6         33

Newell Consolidated                     $3,234.3       100%     $2,872.8    100%      $2,498.4        100%
                                        ========       ====     ========    ====      ========        ====

         Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

GROWTH STRATEGY
---------------

     The Company's growth strategy emphasizes acquisitions and internal growth. The Company has grown both domestically and internationally by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process referred to as "Newellization." Since 1990, the Company has completed more than 15 major acquisitions representing more than $2 billion in additional sales. The Company supplements acquisition growth with internal growth, principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion.

ACQUISITIONS AND INTEGRATION
----------------------------

Acquisition Strategy
-------------------

     The Company primarily grows by acquiring businesses and product lines with a strategic fit with the Company's existing businesses. It also seeks to acquire product lines with a number one or two position in the markets in which they compete, a low technology level, a long product life cycle and the potential to reach the Company's standard of profitability. In addition to adding entirely new product lines, the Company uses acquisitions to round out existing businesses and fill gaps in its product offering, add new customers and distribution channels, expand shelf space for the Company's products with existing customers, and improve operational efficiency through shared resources.

Newellization
-------------

     "Newellization" is the Company's well-established profit improvement and productivity enhancement process that is applied to integrate newly acquired product lines. The Newellization process includes establishing a more focused business strategy, improving customer service, reducing corporate overhead through centralization of administrative functions and tightening financial controls. In integrating acquired businesses, the Company typically centralizes accounting systems, capital expenditure approval, cash management, order processing, billing, credit, accounts receivable and data processing operations. To enhance efficiency, Newellization also focuses on improving manufacturing processes, eliminating non-productive lines, reducing inventories, increasing accounts receivable turnover and trimming excess costs.

     Newellization also builds partnerships with customers and improves sales mix profitability through program merchandising techniques. The Newellization process usually takes approximately two to three years to complete.

History of Acquiring and Integrating Businesses
-----------------------------------------------

     The Company's growth from a small manufacturer of drapery hardware with approximately $15 million in annual sales in 1967 has largely been the result of the acquisition and integration of more than 75 businesses and product lines to build a strong multi-product offering. Set forth below is a list of the Company's major acquisitions since 1990 along with the approximate amount of aggregate annual sales for the businesses acquired in the full year prior to acquisition.

Major Acquisitions Since 1990
-----------------------------

                    Acquired Trade or                                                Annual Sales
Year                  Brand Name <F1>              Product Category                 When Acquired
----                -----------------              ----------------                 -------------
                                                                                    (in millions)
1997<F4>            Rolodex                        Office Storage and Organization        $550
                    Kirsch                         Window Treatments
                    Eldon                          Office Storage and Organization

1996                Holson and Burnes of Boston    Picture Frames                         $130

1995                Decorel                        Picture Frames                         $300
                    Berol                          Markers and Writing Instruments

1994                Del Mar and LouverDrape        Window Treatments                      $470
                    Eberhard Faber (including      Markers and Writing Instruments
                    Uni-Ball <F2>
                    Pyrex <F3>                      Glassware and Plasticware

1993                Goody                          Hair Accessories                       $500
                    Levolor                        Window Treatments
                    Lee Rowan                      Home Storage Products

1992                Sanford (including             Markers and Writing Instruments        $420
                    Sharpie and Expo)
                    Stuart Hall                    School Supplies and Stationery
                    Intercraft                     Picture Frames

1991                Rogers and Keene               Office Storage and Organization        $ 50

<F1>   All listed trade and brand names are trademarks, which are registered in the United States Patent and
Trademark Office.
<F2>   Used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries.
<F3>   Used under exclusive license from Corning Incorporated in Europe, the Middle East and Africa only.
<F4>   The Company's 1997 acquisitions illustrate its goal of adding businesses with a strategic fit.  In
March 1997, the Company purchased the assets of Rolodex, a manufacturer and marketer of office products, including card files, personal organizers and paper punches.  These products supplement the Company's Office Products group, which manufactures or imports, packages and distributes desktop and computer accessories under the Rogers{R} brand name (acquired in 1991).
         In May 1997, the Company acquired Kirsch, which manufactures and distributes drapery hardware and custom window coverings in the U. S. and abroad, primarily under the trade names of Kirsch{R}, ACRIMO{R} and HOFESA{R}.  The
Company operates the Kirsch business through its Hardware and Home Furnishings group, which manufactures or imports, packages and distributes mini-blinds, roller shades and drapery hardware.
         In June 1997, the Company acquired Eldon, which is a leader in the design, manufacture and supply of computer and plastic desktop accessories, resin-based office furniture, and storage and organization products.  The Company operates the business as part of its Office Products group (which also includes the Rogers{R} and Rolodex{R} brand names).

Internal Growth
---------------

     The second element of the Company's growth strategy is internal growth. Once an acquired business has been Newellized, the Company's strategy is to build profitable sales and contribute to the Company's internal growth. Avenues for internal growth include introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. The Company's goal is to achieve an internal growth rate of 3-5% per year, and over the last five years, the Company has achieved an average of 4% annual internal growth. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than two years and minor acquisitions. The Company intends to continue to pursue internal growth opportunities to complement its acquisition growth.

International
-------------

     The Company is pursuing international opportunities to further its acquisition and internal growth objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Mexico, South America and Europe, makes them attractive to the Company by providing opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company's domestic customers whose businesses are growing internationally. The Company's recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 17% of total sales in 1997 from approximately 8% in 1992.

     Within the last few years, the Company acquired a number of businesses with significant foreign sales. The Company's first significant foreign acquisition was the 1994 acquisition of Corning Incorporated's European consumer product business, with annual sales of approximately $130 million. Now known as Newell Europe, the acquisition included Corning's manufacturing facilities in England, France and Germany, as well as the trademark rights and product lines of Pyrex{R} glass cookware used under exclusive license from Corning Incorporated in Europe, Africa and the Middle East. The 1995 acquisition of Berol, an international manufacturer and marketer of writing instruments provided annual international sales of more than $80 million and several foreign manufacturing facilities. The 1997 acquisition of Kirsch added annual international sales of drapery hardware and window coverings of approximately $150 million and several European manufacturing facilities.

     Additional information regarding acquisitions of businesses is included in Item 6 and note 2 to the consolidated financial statements.

MARKETING AND DISTRIBUTION
--------------------------

Customer Service
----------------

     The Company believes that one of the primary ways it distinguishes itself from its competitors is through customer service. The Company's ability to provide superior customer service is a result of its information technology, marketing and merchandising programs designed to enhance the sales and profitability of its customers and consistent on-time delivery of its products.

Information Technology
----------------------

     The Company has become an industry leader in the application of Electronic Data Interchange ("EDI") technology, an electronic link between the Company and many of its retail customers, and invests in advanced computer systems. The Company uses EDI to receive and transmit purchase orders, invoices and payments. By replacing paper-based processing with computer-to-computer business transactions, EDI has cut days off the order/shipping cycle.

     Building upon its EDI expertise, the Company has established "Quick Response" programs with several major customers. These programs allow the Company to implement customized features such as vendor-managed inventories in which the Company manages certain or all aspects of inventory of several product categories at customer locations. The Company's experience is that its customers benefit from such programs by increased inventory turnover and reduced customer waiting periods for out-of-stock product.

On-Time Delivery
----------------

     A critical element of the Company's customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enables the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers. For 1997, approximately 98% of the items ordered by customers were shipped on time, typically within two to three days of the customer's order.

Marketing and Merchandising
---------------------------

     The Company's objective is to develop long-term, mutually beneficial partnerships with its customers and become their supplier of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name staple products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.

     The Company's merchandising skills help customers stimulate store traffic and sales through timely advertising and innovative promotions. The Company also assists customers in differentiating their offerings by customizing products and packaging. Through self-selling packaging and displays that emphasize good-better-best value relationships, retail customers are encouraged to trade up to higher-value, best quality products.

     Customer service also involves customer contact with top-level decision makers at the Company's divisions. As part of its decentralized structure, the Company's division presidents are the chief marketing officers of their product lines and communicate directly with customers. This structure permits early recognition of market trends and timely response to customer problems.

Multi-Product Offering
----------------------

     The Company's increasingly broad product coverage in multiple product lines permits it to more effectively meet the needs of its customers. With families of leading, brand name products and profitable new products, the Company also can help volume purchasers sell a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income and encourage impulse buying by retail customers.

Corporate Structure
-------------------

     By decentralizing its manufacturing and marketing efforts while centralizing key administrative functions, the Company seeks to foster a responsive entrepreneurial culture. The Company's divisions concentrate on designing, manufacturing, merchandising, selling and servicing their products, which facilitates product development and responsiveness to customers. Administrative functions that are centralized at the corporate level include cash management, accounting systems, capital expenditure approvals, order processing, billing, credit, accounts receivable, data processing operations and legal functions. Centralization concentrates technical expertise in one location, making it easier to observe overall business trends and manage the Company's businesses.

BACKLOG
-------

     The dollar value of unshipped factory orders is not material.

SEASONAL VARIATIONS
-------------------

     The Company's product groups are only moderately affected by seasonal trends. Hardware and Home Furnishings products have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; Office Products have higher sales in the second and third quarters due to the back-to-school season; and Housewares products typically have higher sales in the second half of the year due to retail stocking related to the holiday season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made.

FOREIGN OPERATIONS
------------------

     Information regarding the Company's 1997, 1996 and 1995 foreign operations is included in note 14 to the consolidated financial statements and is hereby incorporated by reference.

RAW MATERIALS
-------------

     The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

PATENTS AND TRADEMARKS
----------------------

     The Company has many patents, trademarks and trade names, none of which is considered material to the consolidated operations.

COMPETITION
-----------

     The rapid growth of high-volume retailers, such as discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the U.S. retail industry and the formation of dominant multi-category retailers. Other trends among retailers are to require manufacturers to maintain or reduce product prices or deliver products with shorter lead times, or for the retailer to import generic products directly from foreign sources. The combination of these market influences creates a highly competitive environment in which the Company's principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for ongoing improvements in customer service.

     For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal-Mart, accounted for approximately 15% of net sales in 1997. Other top ten customers included Kmart, The Home Depot, The Office Depot, Target, JC Penney, Sam's Club, United Stationers, Hechinger and Office Max.

     The Company's other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative
"good-better-best" marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

ENVIRONMENT
-----------

     Information regarding the Company's environmental matters is included in the Management's Discussion and Analysis section of this report and in note 15 to the consolidated financial statements and is hereby incorporated by reference.

EMPLOYEES
---------

     The Company has approximately 24,600 employees, of whom approximately 6,400 are covered by collective bargaining agreements.

Item 2.  Properties
-------------------

     The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The executive offices are located in Beloit, Wisconsin, which is an owned facility occupying approximately 9,000 square feet. Other Corporate offices are located in Illinois in owned facilities at Freeport (occupying 73,000 square feet) and Rockford (occupying 7,000 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business. The properties are used for manufacturing ("M"), distribution ("D") and administrative offices ("A").

                                       Owned or
                                       Exp. Date         General
Location            City               if Leased        Character
--------            ----               ---------        ---------
UNITED STATES
Arizona             Phoenix              09/04            M & D

California          Irvine               Owned            M & D
                    Vista                06/03            M & D
                    Westminster          09/02              M
                    Westminster          05/99              M

Connecticut         Beacon Falls         Owned              M

Georgia             Athens               Owned              M
                    Columbus             Owned              D
                    Manchester           Owned              M
                    Peachtree City       Owned              A

Illinois            Bellwood             Owned            M & A
                    Bellwood             11/99          M, D & A
                    Freeport             10/05              D
                    Freeport             Owned              A
                    Freeport             Owned          M, D & A
                    Mundelein            09/98            M & A
                    Rockford             Owned          M, D & A
                    Rockford             Owned              A
                    South Holland        01/02              M
                    Waukegan             07/98              D

Indiana             Lowell               Owned          M, D & A
                    Middlebury           Owned              M

Michigan            Sturgis              Owned          M, D & A

                                       Owned or
                                       Exp. Date         General
Location            City               if Leased        Character
--------            ----               ---------        ---------
Minnesota           Coon Rapids          Owned              M
                    Eagan                01/99              D
                    St. Paul             Owned            M & A

Missouri            Fenton               11/99              A
                    Fenton               11/99              D
                    Jackson              Owned          M, D & A
                    Kansas City          12/05          M, D & A

Nebraska            Omaha                09/98              D

New Hampshire       Claremont            Owned            M & D
                    Claremont            10/00              D

New Jersey          Rockaway             03/02              M

New York            Medina               Owned          M, D & A
                    Ogdensburg           Owned            M & A

North Carolina      High Point           Owned              M
                    Statesville          Owned            M & D
                    Statesville          05/98              D

Ohio                Bremen               Owned              M
                    Lancaster            M-T-M              M
                    Lancaster            Owned          M, D & A

Pennsylvania        Ambridge             M-T-M              D
                    Elysburg             M-T-M              D
                    Monaca               Owned            M & A
                    Monaca               10/03              D
                    Shamokin             Owned            M & D
                    Wampum               M-T-M              D

Puerto Rico         Carolina             06/98            D & A
                    Moca                 04/02            M & A

Rhode Island        North Smithfield     05/00              A

Tennessee           Covington            Owned            M & D
                    Johnson City         12/98              D
                    Johnson City         Owned              M
                    Lewisburg            Owned          M, D & A
                    Maryville            Owned          M, D & A
                    Memphis              12/02            M & D
                    Shelbyville          Owned          M, D & A

Texas               Taylor               Owned          M, D & A
                    Waco                 Owned              M

                                       Owned or
                                       Exp. Date         General
Location            City               if Leased        Character
--------            ----               ---------        ---------
Utah                Ogden                Owned              M
                    Salt Lake City       04/98              M

Wisconsin           Beloit               Owned              A
                    Chilton              Owned              M
                    Madison              01/99              D
                    Madison              M-T-M              D
                    Madison              Owned          M, D & A
                    Manitowoc            04/99              D
                    Manitowoc            Owned          M, D & A
                    St. Francis          Owned          M, D & A

CANADA
Alberta             Calgary              07/01              M

Ontario             Mississauga          Owned            M & D
                    Oakville             10/99              D
                    Pickering            03/07              D
                    Prescott             12/99          M, D & A
                    Prescott             Owned            M & D
                    Richmond Hills       10/00              A
                    Toronto              08/00            M & A
                    Watford              01/04          M, D & A
                    Weston               M-T-M              A
EUROPE
Belgium             Zellick              08/98            D & A

France              Ablis                02/06              D
                    Avon                 11/99              A
                    Chateauroux          Owned          M, D & A
                    Mitry Mory           03/01            D & A

Germany             Hamburg              05/99              A
                    Muhltal              Owned          M, D & A

Italy               Milan                12/01              A
                    Milan                06/98            D & A
                    Milan                04/99              D

Portugal            Lisbon               M-T-M              D
                    Oporto               Owned              D

Spain               Barcelona            Owned              D
                    Madrid               01/99              A
                    Madrid               Owned              D
                    Malaga               Owned              D
                    Tenerife             M-T-M              D
                    Vitoria              Owned              M

                                       Owned or
                                       Exp. Date         General
Location            City               if Leased        Character
--------            ----               ---------        ---------
Sweden              Malmo                Owned            M & A
                    Malmo                M-T-M            M & D

United Kingdom      Bath Road            06/07              A
                    Dunstable            02/05            D & A
                    King's Lynn          Owned          M, D & A
                    Sunderland           Owned              M
                    Sunderland           11/99              D
                    Sunderland           12/00              D
                    Tipton               M-T-M              D

LATIN AMERICA
Colombia            Bogota               Owned          M, D & A

Mexico              Durango              Owned              M
                    Estado de Mexico     07/99            D & A
                    Tlalnepantla         Owned          M, D & A

Venezuela           Maracay              Owned           M,D & A
                    La Hamaca            Owned            M & D
                    San Vicente          Owned              M

ASIA
Australia           Noble Park           06/00            D & A



Item 3.  Legal Proceedings
--------------------------

     Information regarding legal proceedings is included in note 15 to the consolidated financial statements and is hereby incorporated by reference herein.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 1997.

Supplementary Item - Executive Officers of the Registrant as of
12/31/97

Name                     Age  Present Position With the Company
----                     ---  ---------------------------------

William P. Sovey         64   Vice Chairman and Chief Executive
                              Officer through December 31, 1997;
                              Chairman of the Board effective January
                              1, 1998

John J. McDonough        61   Vice Chairman and Chief Executive
                              Officer effective January 1, 1998

Thomas A. Ferguson, Jr.  50   President and Chief Operating Officer

Donald L. Krause         58   Senior Vice President-Corporate
                              Controller

William T. Alldredge     57   Vice President-Finance

Richard C. Dell          51   Group President

William J. Denton        53   Group President

William K. Doppstadt     65   Vice President-Personnel Relations

William P. Sovey became Chairman of the Board effective January 1, 1998. He was Vice Chairman and Chief Executive Officer from May 1992 through December 1997. From January 1986 through May 1992, he was President and Chief Operating Officer.

John J. McDonough was elected Vice Chairman and Chief Executive Officer of the Company effective January 1, 1998. He has been a Director of the Company since 1992 and was Senior Vice President-Finance of the Company from November 1981 through June 1983. Mr. McDonough has also been President and Chief Executive Officer of McDonough Capital Company LLC (an investment management company) since April 1995. Prior thereto, he was Vice Chairman and a Director of Dentsply International Inc. (a manufacturer and distributor of dental and medical x-ray equipment and other dental products) from 1983 through October 1995, and was Chief Executive Officer from April 1983 through February 1995.

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

William K. Doppstadt was Vice President-Personnel Relations of the Company from 1974 through his retirement on December 31, 1997. Mr. Doppstadt continues to serve the Company as a consultant for personnel relations.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters
----------------------------------------------------------------------

     The Company's Common Stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 31, 1997, there were 15,858 stockholders of record. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated.

                  1997                   1996                   1995
           ------------------     ------------------     ------------------
             High       Low         High       Low         High       Low
           -------    -------     --------   -------     --------   -------
Quarters:
First      $38 3/8    $30 3/8     $28 7/8    $25 5/8     $25 1/2    $20 5/8
Second      40 1/16    36 7/8      32         25 1/2      25         22 1/4
Third       43 1/4     37 1/2      32         28 1/2      26 1/4     23 5/8
Fourth      43 3/16    35 1/8      33 1/4     28 1/4      27 1/4     23 43/64

      The Company has paid regular cash dividends on its Common Stock since 1947. On February 10, 1998, the quarterly cash dividend was increased to $0.18 per share from the $0.16 per share that had been paid since February 11, 1997. Prior to this date, the quarterly cash dividend paid was $0.14 per share since February 6, 1996, which was an increase from the $0.12 per share paid since May 11, 1995.

     On December 12, 1997, the Company completed a private placement of $500,000,000 5.25% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust with a liquidation preference of $50 per security (the "Convertible Preferred Securities"). The trust sold the Convertible Preferred Securities to the Initial Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchasers of the Convertible Preferred Securities were Goldman, Sachs & Co., Morgan Stanley & Co. Incorporated, Robert W. Baird & Co. Incorporated, Bear Stearns & Co. Inc., and Merrill Lynch, Pierce, Fenner & Smith Incorporated, which received an aggregate discount of $12.50 million. The Initial Purchasers sold $496,450,000 liquidation preference of the Convertible Preferred Securities in the United States to qualified institutional buyers in reliance on Rule 144A under the Securities Act. The Initial Purchasers or their international affiliates also sold $3,550,000 liquidation preference of the Convertible Preferred Securities outside the United States in reliance on Regulation S under the Securities Act. Each Convertible Preferred Security is convertible at any time in a prescribed manner at the option of the holder into shares of common stock, par value $1.00 per share, of the Company ("Company Common Stock") at the rate of 0.9865 shares of Company Common Stock for each Convertible Preferred Security (equivalent to an approximate conversion price of $50.685 per share of Company Common Stock), subject to adjustment under certain circumstances.

Item 6.  Selected Financial Data
--------------------------------

     The following is a summary of certain consolidated financial information relating to the Company at December 31. The summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included elsewhere in this report and the schedules thereto.

                                       1997          1996         1995         1994         1993
                                       ----          ----         ----         ----         ----
                                                 (In millions, except per share data)
INCOME STATEMENT DATA
Net sales                            $3,234.3       $2,872.8     $2,498.4      $2,074.9    $1,645.0
Cost of products sold                 2,188.4        1,965.5      1,715.6       1,403.8     1,101.7
                                     --------       --------     --------      --------    --------
  Gross income                        1,045.9          907.3        782.8         671.1       543.3
Selling, general
  and administrative expenses           474.3          421.6        363.3         313.2       257.2
                                     --------       --------      -------      --------     --------
  Operating income                      571.6          485.7        419.5         357.9       286.1
Nonoperating expenses (income):
  Interest expense                       73.6           57.0         49.8          30.0        19.1
  Other, net                             17.2            4.1         (1.1)         (1.4)       (8.5)
                                     --------       --------      --------     ---------    --------
   Net                                   90.8           61.1         48.7          28.6        10.6
   Income before income taxes           480.8          424.6        370.8         329.3       275.5
Income taxes                            190.4          168.1        148.3         133.7       110.2
                                     --------       --------     --------      --------     -------
   Net income                        $  290.4       $  256.5     $  222.5      $  195.6     $ 165.3
                                     ========       ========     ========      ========     =======
Earnings Per Share
  Basic                              $   1.83       $   1.62     $   1.41      $   1.24     $  1.05
  Diluted                            $   1.82       $   1.61     $   1.40      $   1.24     $  1.05

Dividends per share                  $   0.64       $   0.56     $   0.46      $   0.39     $  0.35

Weighted Average Shares Outstanding
  Basic                                 159.1          158.8        158.2         157.8       157.3
  Diluted                               160.2          159.2        158.5         158.0       157.7


                                        1997           1996          1995          1994         1993
                                        ----           ----          ----          ----         ----
                                                  (In millions)
BALANCE SHEET DATA

Inventories                          $   625.2      $   509.5    $   509.2     $   420.7   $   301.0
Working Capital                          717.6          471.1        452.6         133.6        76.7
Total assets                           3,943.8        3,005.1      2,927.1       2,488.3     1,952.9
Short-term debt                           51.9          104.1        163.0         309.1       247.2
Long-term debt, net of
 current maturities                      784.0          672.0        761.6         409.0       218.1
Stockholders' equity                   1,714.3        1,491.8      1,296.0       1,125.3       979.1

1993
----
     On April 30, 1993, the Company acquired substantially all of the assets of Levolor Corporation ("Levolor"), a manufacturer and distributor of decorative window coverings. On September 22, 1993, the Company acquired Lee Rowan Company, a manufacturer and marketer of coated wire storage and organization products. On November 9, 1993, the Company acquired Goody Products, Inc. ("Goody"), a manufacturer and marketer of personal consumer products, including hair accessories and beauty organizers. For these and other minor 1993 acquisitions, the Company paid $293.1 million in cash (excluding the $13.1 million of Goody Common Stock that the Company owned prior to the acquisition) and assumed $30.7 million of debt.

     These transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $208.2 million.

1994
----

     On August 29, 1994, the Company acquired the decorative window coverings business of Home Fashions, Inc.("HFI"), including vertical blinds and pleated shades sold under the Del Mar{R} and LouverDrape{R} brand names. These HFI assets were combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation ("Faber"), a maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, sold under the Eberhard Faber{R} brand name. Faber was combined with Sanford and together they are operated as a single entity called Sanford. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as "Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the European trademark rights and product lines for Pyrex{R}, Pyroflam{R} and Visions{R} brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas under exclusive license from Corning Incorporated. Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S. manufactured cookware and dinnerware brands. For these and other minor 1994 acquisitions, the Company paid $360.8 million in cash and assumed $12.8 million of debt.

     These transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $202.2 million.

Subsequent Years
----------------

     Information regarding businesses acquired in the last three years is included in note 2 to the consolidated financial statements.

QUARTERLY SUMMARIES

Summarized quarterly data for the last three years is as follows
(unaudited):

Calendar Year           1st       2nd      3rd      4th       Year
-------------           ---       ---      ---      ---       ----
                              (In millions, except per share data)

1997
----
Net sales              $629.4    $800.9    $889.9    $914.1    $3,234.3
Gross income            189.3     265.8     286.7     304.1     1,045.9
Net income               37.8      77.8      84.2      90.6       290.4
Earnings per share:
  Basic                  0.24       0.49     0.53      0.57         1.83
  Diluted                0.24       0.49     0.53      0.56         1.82

1996
----
Net sales              $618.2    $735.1    $761.9    $757.6    $2,872.8
Gross income            181.3     235.8     243.7     246.5       907.3
Net income               33.2      67.7      74.6      81.0       256.5
Earnings per share:
  Basic                  0.21       0.43     0.47       0.51       1.62
  Diluted                0.21       0.43     0.47       0.50       1.61

1995
----
Net sales              $556.6    $621.3    $651.3    $669.2    $2,498.4
Gross income            166.8     189.5     207.2     219.3       782.8
Net income               36.1      54.9      65.1      66.4       222.5
Earnings per share:
  Basic                  0.23       0.35     0.41       0.42       1.41
  Diluted                0.23       0.35     0.41       0.41       1.40

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
----------------------------------------------------------------------

     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Introduction
------------

     The Company's primary financial goals are to increase sales and earnings per share an average of 15% per year, to achieve an annual return on beginning equity ("ROE") of 20% or above, to increase dividends per share in line with earnings growth, and to maintain a prudent ratio of total debt to total capitalization, net of cash ("leverage"). The Company has achieved these goals over the last ten years, increasing sales and earnings per share at compound annual rates of 15% and 17%, respectively, averaging 21% ROE, increasing dividends per share at a compound annual rate of 19% and averaging 26% leverage. The Company believes that the principal factors affecting its ability to achieve these objectives in the future are likely to be the realized rates of both acquisition and internal growth and the Company's continued ability to integrate acquired businesses through a process called "Newellization."

     Since 1990, the Company has nearly tripled its sales by acquiring businesses with aggregate annual sales of more than $2 billion. The rate at which the Company can integrate these recent acquisitions to meet the Company's standards of profitability may affect near-term financial results. Over the longer term, the Company's ability both to make and to integrate strategic acquisitions will impact the Company's financial results.

     The Company pursues internal growth by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S. based customers' international expansion. The Company's goal is to achieve an internal growth rate of 3-5% per year, and over the last five years, has achieved an average of 4% annual internal growth. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than two years and minor acquisitions. The Company believes that its future internal growth will likely depend on its continued success in these areas, as well as external factors.

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales at December 31:

                               1997      1996      1995
                               ----      ----      ----
Net sales                     100.0%    100.0%    100.0%
Cost of products sold          67.7      68.4      68.7
                              -----     -----     -----
  Gross income                 32.3      31.6      31.3

Selling, general and
  administrative expenses      14.6      14.7      14.5
                              -----     -----     -----
  Operating income             17.7      16.9      16.8

Nonoperating expenses:
  Interest expense              2.3       2.0       2.0
  Other, net                    0.5       0.1        -
                              -----     -----     -----
  Net                           2.8       2.1       2.0
                              -----     -----     -----
  Income before income
    taxes                      14.9      14.8      14.8

Income taxes                    5.9       5.9       5.9
                              -----     -----     -----
  Net income                    9.0%      8.9%      8.9%
                              =====     =====     =====

1997 vs. 1996
-------------

     Net sales for 1997 were $3,234.3 million, representing an increase of $361.5 million or 12.6% from $2,872.8 million in 1996. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Eldon (acquired in June 1997) and 3% internal growth. The 1997 acquisitions are described in note 2 to the consolidated financial statements.

     As of September 30, 1997, the Company began to present sales information for its various product categories in three groups rather than four groups. The Company's three product groups are Hardware and Home Furnishings, Office Products and Housewares. The Company believes that this presentation is appropriate because it organizes its product categories into these groups when making operating decisions and assessing performance, and the Company divisions included in each group sell primarily to the same retail channel:
Hardware and Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers) and Housewares (discount stores and warehouse clubs). For ease of comparison with previously published data, certain information is also included separately for Hardware and Tools and Home Furnishings which now comprise a single product group.

     Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                             Year Ended December 31,
                             -----------------------
                           1997      1996     % Change
                           ----      ----     --------

Home Furnishings         $1,092.2  $  916.2
Hardware and Tools          392.6     383.1
                         --------  --------
                          1,484.8   1,299.3   14.3%(1)

Office Products             899.2     741.8   21.2%(2)

Housewares                  850.3     831.7    2.2%(3)
                         --------  --------
                         $3,234.3  $2,872.8   12.6%
                         ========  ========

Primary Reasons for Increases:

(1)  2% internal growth and Kirsch (May 1997) acquisition
(2) 6% internal growth and Rolodex (March 1997) and Eldon (June 1997) acquisitions
(3)  Internal growth

     Gross income as a percent of net sales in 1997 was 32.3% or $1,045.9 million versus 31.6% or $907.3 million in 1996. Gross margins improved as a result of cost savings achieved through the integration of several picture frame businesses acquired by the Company in recent years, profitability improvement at the Company's Levolor Home Fashions division and increased gross margins at several of the Company's other core businesses. The increase in gross margins was offset partially by 1997 acquisitions which had gross margins lower than the Company's average gross margins. As these acquisitions are integrated, the Company expects its gross margins to improve.

     Selling, general and administrative expenses ("SG&A") in 1997 were 14.6% of net sales or $474.3 million versus 14.7% or $421.6 million in 1996. Core business SG&A spending as a percentage of sales decreased primarily as a result of cost savings arising from the picture frame business integration. This decrease was offset partially by the 1997 acquisitions, which had higher SG&A than the Company's average SG&A as a percent of net sales. As these acquisitions are integrated, the Company expects its SG&A spending as a percentage of net sales to decline.

     Operating income in 1997 was 17.7% of net sales or $571.6 million versus 16.9% or $485.7 million in 1996. The increase in operating margins was primarily due to cost savings as a result of the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division and increased core business gross margins, offset partially by 1997 acquisitions which had average operating margins lower than the Company's average operating margins.

     Net nonoperating expenses in 1997 were 2.8% of net sales or $90.8 million versus 2.1% or $61.1 million in 1996. The $29.7 million increase was due primarily to a $16.6 million increase in interest expense and an $8.3 million increase in amortization of trade names and goodwill (as a result of additional borrowings and capitalized goodwill related to the 1997 acquisitions), and a $7.0 million decrease in dividend income. Dividend income decreased as a result of the conversion on October 15, 1996 by The Black & Decker Corporation ("Black & Decker") of 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, owned by the Company (purchased at a cost of $150.0 million) into 6.4 million shares of Black & Decker Common Stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $2.9 million per quarter, before the effect of income taxes. If Black & Decker continues to pay dividends at the current rate ($0.12 per share of Black & Decker Common Stock quarterly), the dividends paid to the Company on the shares of Black & Decker Common Stock owned by the Company as a result of the conversion would total $0.8 million per quarter, before the effect of income taxes. For supplementary information regarding other nonoperating expenses, see note 13 to the consolidated financial statements.

     For both 1997 and 1996, the effective tax rate was 39.6%.  See note 12 to the consolidated financial statements for an explanation of the effective tax rate.

     Net income for 1997 was $290.4 million, representing an increase of $33.9 million or 13.2% from 1996. Basic earnings per share in 1997 increased 13.0% to $1.83 versus $1.62 in 1996; diluted earnings per share in 1997 increased 13.0% to $1.82 versus $1.61 in 1996. The increases in net income and earnings per share were primarily attributable to cost savings arising from the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division, cost savings as a result of the Kirsch integration into the Newell Window Furnishings division and increased operating margins at several of the Company's other core businesses.

1996 vs. 1995
-------------

     Net sales for 1996 were $2,872.8 million, representing an increase of $374.4 million or 15.0% from $2,498.4 million in 1995.
The overall increase in net sales was primarily attributable to contributions from the 1995 acquisitions of Decorel and Berol, the 1996 acquisition of Holson Burnes, and internal growth of 4%. The 1995 and 1996 acquisitions are described in note 2 to the consolidated financial statements.

     Net sales for each of the Company's product groups (and the primary reasons for the increases) were as follows, in millions:

                              Year Ended December 31,
                              -----------------------
                            1996     1995      % Change
                            ----     ----      --------
Home Furnishings         $  916.2  $  732.3
Hardware and Tools          383.1     364.3
                         --------  --------
                          1,299.3   1,096.6    18.5%(1)

Office Products             741.8     582.2    27.4%(2)

Housewares                  831.7     819.6     1.5%(3)
                         --------  --------
                         $2,872.8  $2,498.4    15.0%
                         ========  ========

Primary Reasons for Increases:

(1) 5% internal growth and Decorel (October 1995) and Holson Burnes (January 1996) acquisitions
(2)  3% internal growth and Berol (November 1995) acquisition
(3) 4% internal growth offset by weaker than expected sales at Newell Europe as a result of soft European retail conditions

     Gross income as a percent of net sales for 1996 was 31.6% or $907.3 million versus 31.3% or $782.8 million in 1995. Gross margins improved slightly, primarily as a result of increases in gross margins from the businesses acquired in 1995 and 1994.

     SG&A in 1996 was 14.7% of net sales or $421.6 million versus
14.5% or $363.3 million in 1995. There was no material change in spending at the core businesses; the increase as a percentage of sales was primarily due to SG&A at Holson Burnes.

     Net nonoperating expenses for 1996 were 2.1% of net sales or $61.1 million versus 2.0% or $48.7 million in 1995. The $12.4 million increase was due to a $7.2 million increase in interest expense and a $4.3 million increase in amortization of trade names and goodwill (as a result of additional borrowings and capitalized goodwill related to the 1995 and 1996 acquisitions). For supplementary information regarding other nonoperating expenses, see note 13 to the consolidated financial statements.

     The effective tax rate was 39.6% in 1996 versus 40.0% in 1995. See note 12 to the consolidated financial statements for an explanation of the effective tax rate.

     Net income for 1996 was $256.5 million, representing an increase of $34.0 million or 15.3% from 1995. Basic earnings per share in 1996 increased 14.9% to $1.62 versus $1.41 in 1995; diluted earnings per share in 1996 increased 15.0% to $1.61 versus $1.40 in 1995. The increases in net income and earnings per share were primarily attributable to contributions from Berol (net of associated interest expense and goodwill amortization) and an improvement in operating margins at several of the core businesses.

International Operations
------------------------

     The Company's non-U.S. business is growing at a faster pace than its business in the United States. This growth outside the U.S. has been fueled by recent international acquisitions, which supplemented sales of the Company's existing Canadian businesses and sales of Newell International, the Company's subsidiary responsible for the majority of exports of the Company's products. For the year ended December 31, 1997, the Company's non-U.S. business accounted for approximately 17% of sales and 14% of operating income (see note 14 to the consolidated financial statements). Growth of both the U.S. and the non-U.S. businesses is shown below, dollars in millions:

                              Year Ended December 31,
                              -----------------------
                           1997      1996      % Change
                           ----      ----      --------
                            (in millions)

Net sales:
  - U.S.                 $2,694.7  $2,458.2      9.6%
  - Non-U.S.                539.6     414.6     30.2
                         --------  --------
Total                    $3,234.3  $2,872.8     12.6%
                         ========  ========
Operating income:
  - U.S.                 $  494.5  $  437.7     13.0%
  - Non-U.S.                 77.1      48.0     60.6
                         --------  --------
Total                    $  571.6  $  485.7     17.7%
                         ========  ========

                              Year Ended December 31,
                              -----------------------
                           1996      1995      % Change
                           ----      ----      --------
                            (in millions)

Net sales:
  - U.S.                 $2,458.2  $2,157.0     14.0%
  - Non-U.S.                414.6     341.4     21.4
                         --------  --------
Total                    $2,872.8  $2,498.4     15.0%
                         ========  ========
Operating income:
 - U.S.                  $  437.7  $  389.1     12.5%
 - Non-U.S.                  48.0      30.4     57.9
                         --------  --------
Total                    $   485.7 $  419.5     15.8%
                         ========= ========

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Sources:
-------

     The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

     Cash provided by operating activities in 1997 was $387.1 million, representing an increase of $19.8 million from $367.3 million for 1996, primarily due to an increase in net income.

     Cash provided by financing activities totaled $449.1 million in 1997, primarily due to proceeds from the issuance of Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust. These proceeds, which were obtained in December 1997, were used to pay down commercial paper, which was used to fund the earlier 1997 acquisitions.

     The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at December 31, 1997 totaled $39.2 million.

     During 1997, the Company amended and restated its revolving credit agreement to permit the Company to borrow, repay and reborrow funds in an aggregate amount up to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At December 31, 1997, there were no borrowings under the revolving credit agreement.

     In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1997, $517.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

     The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At December 31, 1997, the Company had not yet issued any securities under that registration statement.

     At December 31, 1997, the Company had outstanding $263.0 million (principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average rate of interest equal to 6.3%.

Uses:
----

     The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

     Cash used in acquiring businesses was $715.3 million, $58.2 million and $187.8 million in 1997, 1996 and 1995, respectively. In 1997, the Company acquired Rolodex, Kirsch and Eldon and made other minor acquisitions for cash purchase prices totaling $737.8 million. In 1996, the Company acquired Holson Burnes and completed other minor acquisitions for consideration that included cash of $42.6 million.
In 1995, the Company completed acquisitions with total cash purchase prices of $210.6 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes, notes payable under the Company's lines of credit or shares of the Company's Common Stock.

     Capital expenditures were $98.4 million, $94.2 million and $82.6 million in 1997, 1996 and 1995, respectively.

     The Company has paid regular cash dividends on its Common Stock since 1947. On February 10, 1998, the quarterly cash dividend was increased to $0.18 per share from the $0.16 per share that had been paid since February 11, 1997. Prior to this date, the quarterly cash dividend paid was $0.14 per share since February 6, 1996, which was an increase from the $0.12 per share paid since May 11, 1995. Dividends paid during 1997, 1996 and 1995 were $101.8 million, $88.9 million and $72.8 million, respectively.

     Retained earnings increased in 1997, 1996 and 1995 by $188.6 million, $167.6 million and $149.7 million, respectively. The average dividend payout ratio to Common stockholders in 1997, 1996 and 1995 was 35%, 35% and 33%, respectively (represents the percentage of earnings per share paid in cash to stockholders).

     Working capital at December 31, 1997 was $717.6 million compared to $471.1 million at December 31, 1996 and $452.6 million at December 31, 1995. The current ratio at December 31, 1997 was 2.08:1 compared to 1.74:1 at December 31, 1996 and 1.67:1 at December 31, 1995.
Working capital and the current ratio increased in 1997 as a result of the 1997 acquisitions.

     Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, Company-Obligated Mandatorily Redeemable Convertible Preferred
Securities of a Subsidiary Trust and stockholders' equity) was .27:1 at December 31, 1997, .34:1 at December 31, 1996 and .40:1 at December 31, 1995.

     The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

Environmental Matters
---------------------

     As of December 31, 1997, the Company was involved in various matters concerning federal and state environmental laws and regulations, including 35 matters in which they have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including: the extent of the Company's volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs are disputed. Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of December 31, 1997 ranged between $16.7 million and $24.1 million. As of December 31, 1997, the Company had a reserve equal to $20.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental response costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material effect on its consolidated financial statements.

Market Risk
-----------

     The Company's market risk is impacted by changes in interest rates, foreign currency exchange rates, and certain commodity prices. Pursuant to the Company's policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. The Company does not hold or issue derivative instruments for trading purposes, and has no material sensitivity to changes in market rates and prices on its derivative financial instrument positions.

     The Company's primary market risk is interest rate exposure, primarily in the United States. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate exposure was reduced significantly in 1997 from the issuance of $500 million 5.25% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, the proceeds of which reduced commercial paper. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense.

     The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one year duration or less. The Company focuses on natural hedging techniques of the following form: (1) offsetting or netting of like foreign currency flows, (2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, (3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and (4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany transactions are marked to market with the corresponding gains or losses included in the consolidated statements of income.

     Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

     Based on the Company's overall interest rate, currency rate and commodity price exposures at December 31, 1997, management of the Company believes that a short-term change in any of these exposures will not have a material effect on the consolidated financial statements of the Company.

Year 2000 Computer Compliance
-----------------------------

     In order to address the "Year 2000 Problem" relating to the inability of certain computer software programs to process 2-digit year-date codes after December 31, 1999, the Company has conducted a comprehensive review of its computer systems and formulated a plan to modify or replace programs where necessary. It is anticipated that all reprogramming efforts for major systems will be completed by December 31, 1998, allowing more than adequate time for testing. The

Company has received confirmations from its primary vendors and customers that they have plans underway to address this issue as well. Management believes that the total cost of implementing the Year 2000 plan will not be significant to the Company's financial results.

Forward Looking Statements
--------------------------

     Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, internal growth rates, future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and in Exhibit 99 thereto.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's
Management's Discussion and Analysis of Results of Operations and
Financial Condition (Part II, Item 7).

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

               Report of Independent Public Accountants
               ----------------------------------------


To the Stockholders and Board of Directors of Newell Co.:

     We have audited the accompanying consolidated balance sheets of Newell Co. (a Delaware corporation) and subsidiaries as of December 31, 1997, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of Newell Co.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Co. and subsidiaries as of December 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                          Arthur Andersen LLP

Milwaukee, Wisconsin
January 27, 1998

                      NEWELL CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME

                                   Year Ended December 31,
                                                     1997             1996             1995
                                                     ----             ----             ----
                                                     (In thousands, except per share data)
Net sales                                          $3,234,261       $2,872,817       $2,498,414
Cost of products sold                               2,188,343        1,965,500        1,715,585
                                                   ----------       ----------       ----------
    GROSS INCOME                                    1,045,918          907,317          782,829

Selling, general and administrative expenses          474,328          421,630          363,356
                                                   ----------       ----------       ----------
    OPERATING INCOME                                  571,590          485,687          419,473

Nonoperating expenses (income):
  Interest expense                                     73,621           56,989           49,812
  Other, net                                           17,170            4,064           (1,124)
                                                   ----------       ----------       ----------
    Net                                                90,791           61,053           48,688
                                                   ----------       ----------       ----------
    Income Before Income Taxes                        480,799          424,634          370,785

Income taxes                                          190,397          168,155          148,314
                                                   ----------       ----------       ----------
    NET INCOME                                     $  290,402       $  256,479       $  222,471
                                                   ==========       ==========       ==========

Earnings per share
  Basic                                                 $1.83            $1.62            $1.41
  Diluted                                                1.82             1.61             1.40

Weighted average shares outstanding
  Basic                                               159,079           158,764         158,212
  Diluted                                             160,214           159,187         158,530

See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDARIES
                      CONSOLIDATED BALANCE SHEETS

                                   December 31,
                                               1997             1996             1995
                                               ----             ----             ----
                                                          (In thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                $    36,103      $     4,360      $    58,771
  Accounts receivable, net                     524,613          404,170          390,296
  Inventories, net                             625,208          509,504          509,245
  Deferred income taxes                        130,451          121,152          107,499
  Prepaid expenses and other                    65,245           68,928           67,063
                                           -----------      -----------      -----------
         TOTAL CURRENT ASSETS                1,381,620        1,108,114        1,132,874

MARKETABLE EQUITY SECURITIES                   307,121          240,789           53,309

OTHER LONG-TERM INVESTMENTS                     51,020           58,703          203,857

OTHER ASSETS                                   143,893          119,168          122,702

PROPERTY, PLANT AND EQUIPMENT, NET             696,086          555,434          530,285

TRADE NAMES AND GOODWILL, NET                1,364,072          922,846          884,084
                                           -----------      -----------      -----------
         TOTAL ASSETS                      $ 3,943,812      $ 3,005,054      $ 2,927,111
                                           ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Notes payable                            $    39,220      $    70,877      $   104,017
  Accounts payable                             132,374          105,333          113,927
  Accrued compensation                          79,306           65,632           73,057
  Other accrued liabilities                    388,741          324,719          317,184
  Income taxes                                  11,663           37,209           13,043
  Current portion of long-term debt             12,721           33,243           59,031
                                           -----------      -----------      -----------
         TOTAL CURRENT LIABILITIES             664,025          637,013          680,259

LONG-TERM DEBT                                 783,980          672,033          761,578

OTHER NON-CURRENT LIABILITIES                  183,041          156,691          158,321

DEFERRED INCOME TAXES                           90,120           47,477           30,987

MINORITY INTEREST                                8,352              -                -

                      NEWELL CO. AND SUBSIDARIES
                 CONSOLIDATED BALANCE SHEETS (CONT'D.)



                                   December 31,
                                               1997             1996             1995
                                               ----             ----             ----
                                                          (In thousands)
COMPANY-OBLIGATED MANDATORILY
  REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF A SUBSIDIARY TRUST             500,000              -                -

STOCKHOLDERS' EQUITY
  Common stock - authorized shares,
    400.0 million at $1 par value;             159,236          158,871          158,626
    Outstanding shares:
      1997 - 159.2 million
      1996 - 158.9 million
      1995 - 158.6 million
  Additional paid-in capital                   204,105          197,889          190,860
  Retained earnings                          1,294,750        1,106,146          938,567
  Net unrealized gain on securities
  available for sale                            78,839           36,595           15,912
  Cumulative translation adjustment            (22,636)          (7,661)          (7,999)
                                           -----------      -----------       ----------
         TOTAL STOCKHOLDERS' EQUITY          1,714,294        1,491,840        1,295,966
                                           -----------      -----------       ----------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $ 3,943,812      $ 3,005,054       $2,927,111
                                           ===========      ===========       ==========

See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Year Ended December 31,
                                                              1997             1996            1995
                                                           ---------        ---------        ---------
                                                                         (In thousands)
OPERATING ACTIVITIES
  Net income                                               $290,402         $256,479         $222,471
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                         129,943          116,362          101,722
      Deferred income taxes                                  59,000           44,700           40,747
      Net gain on sale of marketable equity securities       (2,853)            -             (15,819)
      Investment write-off                                       -             1,339           16,000
      Equity earnings of investment                          (5,831)          (6,364)          (5,993)
  Changes in current accounts, excluding
    the effects of acquisitions:
      Accounts receivable                                       976            1,812           16,380
      Inventories                                            18,285           27,256           (4,444)
      Other current assets                                   (5,412)              37           (4,629)
      Accounts payable                                      (19,306)         (25,564)         (14,941)
      Accrued liabilities and other                         (78,134)         (48,731)         (74,752)
                                                           ---------        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   387,070          367,326          276,742

INVESTING ACTIVITIES
  Acquisitions, net                                        (715,316)         (58,213)        (187,788)
  Expenditures for property, plant and equipment            (98,406)         (94,237)         (82,562)
  Purchase of marketable equity securities                     -              (3,513)            -
  Sale of marketable securities                               6,389             -              37,324
  Disposals of non-current assets and other                   5,082            8,429           (1,372)
                                                           ---------        ---------        ---------
NET CASH USED IN INVESTING ACTIVITIES                      (802,251)        (147,534)        (234,398)

FINANCING ACTIVITIES
  Proceeds from issuance of debt                            141,073            1,193          315,191
  Proceeds from the issuance of company-obligated
    mandatorily redeemable convertible preferred
    securities of a subsidiary trust                        500,000             -                -
  Proceeds from exercised stock options and other             6,581            7,274            7,100
  Payments on notes payable and long-term debt              (96,732)        (194,108)        (250,589)
  Cash dividends                                           (101,798)         (88,900)         (72,766)
                                                           ---------        ---------        ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                      449,124         (274,541)          (1,064)

Exchange rate effect on cash                                 (2,200)             338            2,599

                      NEWELL CO. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS (CONT'D.)



                                                                     Year Ended December 31,
                                                              1997             1996            1995
                                                           ---------        ---------        ---------
                                                                         (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             31,743          (54,411)          43,879
Cash and cash equivalents at beginning of year                4,360           58,771           14,892
                                                           ---------        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $ 36,103         $  4,360         $ 58,771
                                                           =========        =========        =========

Supplemental cash flow disclosures -
  Cash paid during the year for:
    Income taxes                                          $ 158,700         $123,700         $129,300
    Interest                                                 66,900           55,400           44,800

See notes to consolidated financial statements.

                      NEWELL CO. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Net Unrealized
                                                                                        Gain On
                                                   Add'l                               Securities     Cumulative
                                  Common           Paid-In          Retained           Available      Translation
                                   Stock           Capital(1)       Earnings            for Sale      Adjustment
                                  ------           --------         --------         --------------   -----------
                                                   (In thousands, except per share data)
Balance at December 31, 1994    $ 157,844         $ 175,218      $  788,862           $  9,868       $  (6,466)

Net income                                                          222,471
Cash dividends:
  Common stock $0.46 per share                                      (72,766)
Stock issued for acquisitions         381             8,943
Exercise of stock options             412             6,759
Change in net unrealized
  gain on securities
  available for sale                                                                     6,044
Foreign currency translation
  and other                           (11)             (60)                                             (1,533)
                                 ---------          -------       ---------           --------       ----------
Balance at December 31, 1995      158,626           190,860         938,567             15,912          (7,999)

Net income                                                          256,479
Cash dividends:
  Common stock $0.56 per share                                     (88,900)
Exercise of stock options             245             7,088
Change in net unrealized
  gain on securities
  available for sale                                                                    20,683
Foreign currency translation
  and other                                             (59)                                               338
                                 --------           --------      ---------            -------          -------
Balance at December 31, 1996      158,871           197,889       1,106,146             36,595          (7,661)

Net income                                                          290,402
Cash dividends:
  Common stock $0.64 per share                                     (101,798)
Exercise of stock options             365             6,818
Change in net unrealized
  gain on securities
  available for sale                                                                    42,244
Foreign currency translation
  and other                                            (602)                                            (14,975)
                                ---------          ---------    -----------           --------          --------
Balance at December 31, 1997    $ 159,236          $ 204,105    $ 1,294,750           $ 78,839        $ (22,636)
                                =========          =========    ===========           ========        ==========


(1) Net of treasury stock (at cost) of $665, $199 and $161 as of December 31, 1997, 1996 and 1995, respectively.

See notes to consolidated financial statements.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   DECEMBER 31, 1997, 1996 AND 1995

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

     Disclosures about Fair Value of Financial Instruments: The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     Long-term Investments: The fair value of the investment in convertible preferred stock of The Black & Decker Corporation ("Black & Decker") in 1995 was based on an independent appraisal. This preferred stock was converted into Black & Decker Common Stock on October 15, 1996 and reclassified to Long-term
     Marketable Equity Securities at December 31, 1996.

     Long-term Debt: The fair value of the Company's long-term debt issued under the medium-term note program is estimated based on quoted market prices which approximate cost. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.

     Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust: The fair value of the company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust was $522.5 million at December 31, 1997.

     Allowances for Doubtful Accounts: Allowances for doubtful accounts at December 31 totaled $17.7 million in 1997, $13.2 million in 1996 and $11.0 million in 1995.

     Inventories: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 81%, 86% and 89% of total inventories at December 31, 1997, 1996 and 1995, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out" ("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $17.9 million, $26.0 million and $29.0 million at December 31, 1997, 1996 and 1995, respectively.

     The components of inventories at December 31, net of the LIFO reserve, were as follows:

                           1997      1996      1995
                         -------   -------   -------
                                    (In millions)
Materials and supplies   $ 136.0   $ 124.5   $ 147.7
Work in process            100.6      87.9      87.5
Finished products          388.6     297.1     274.0
                         -------    ------   -------
                         $ 625.2   $ 509.5   $ 509.2
                         =======   =======   =======

     Inventory reserves at December 31 totaled $92.6 million in 1997, $81.2 million in 1996 and $67.3 million in 1995.

     Other Long-term Investments: At December 31, 1995, the Company owned 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, purchased at a cost of $150.0 million. On October 15, 1996, in accordance with the terms of the preferred stock, Black & Decker exercised its option to convert the preferred stock into 6.4 million shares of Black & Decker Common Stock. As a result of the conversion, the Common Stock is classified as a Long-term Marketable Equity Security in the December 31, 1997 and 1996 consolidated balance sheets.

     The Company has a 49% ownership interest in American Tool
Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the VISE-GRIP{R} and IRWIN{R} trademarks. This investment is accounted for on the equity method with a net investment of $51.0 million at December 31, 1997.

     Long-term Marketable Equity Securities: Long-term Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Long-term marketable equity securities at December 31 are summarized as follows:


                            1997         1996        1995
                            ----         ----        ----
                                   (In millions)
Aggregate market value    $ 307.1      $ 240.8      $ 53.3
Aggregate cost              176.8        180.3        26.8
                           ------       ------      ------
Unrealized gain           $ 130.3      $  60.5      $ 26.5
                          =======      =======      ======

     During 1995, the Company received proceeds of $37.3 million from the sale of Long-term Marketable Equity Securities and recorded a gain of $15.8 million on the sale. Gains and losses on the sales of Long-term Marketable Equity Securities are based upon the average cost of securities sold.

     Property, Plant and Equipment: Property, plant and equipment at December 31 consisted of the following:

                            1997          1996         1995
                            ----          ----         ----
                                      (In millions)
Land                      $  33.8       $  21.1      $  16.2
Buildings and
  improvements              272.1         206.9        194.8
Machinery and
  equipment                 835.4         699.6        620.2
                          --------      --------     --------
                          1,141.3         927.6        831.2
Allowance for
  depreciation             (445.2)       (372.2)      (300.9)
                          --------      --------     --------
                          $ 696.1       $ 555.4      $ 530.3
                          ========      ========     ========

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

          Buildings and improvements         20-40 years
          Machinery and equipment             5-12 years

     Trade Names and Goodwill: The cost of trade names and the excess of cost over identifiable net assets of businesses acquired are amortized over 40 years on a straight-line basis. Total accumulated amortization of trade names and goodwill was $136.7 million, $103.2 million and $78.2 million at December 31, 1997, 1996 and 1995, respectively.

     Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the relevant business' undiscounted net cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Accrued Liabilities: Accrued Liabilities at December 31 included the following:

                              1997          1996           1995
                              ----          ----           ----
                                        (In millions)
Customer accruals           $ 131.7        $ 91.4         $ 83.7
Accrued self-insurance
  liability                    42.1          46.3           39.7

     Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily for workers' compensation and is estimated based upon historical claim experience.

     Foreign Currency Translation: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of stockholders' equity. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income. Foreign currency transaction gains and losses were immaterial in 1997, 1996 and 1995.

     Earnings per share: The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income (before cumulative effect of accounting change) by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income (before cumulative effect of accounting change) by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust). Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported earnings per share for 1996 and 1995 were restated. The impact on previously reported earnings per share was immaterial.

     Accounting Principles Adopted: In 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of this statement in 1996 was not material to the consolidated financial statements.

     In 1995, FASB also issued SFAS No. 123, "Accounting for Stock Based Compensation." The Company adopted the disclosure requirements of this statement (see note 11 to the consolidated financial statements) and will continue to apply APB Opinion No. 25 to its stock option plans.

     Reclassification: Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

2)  ACQUISITIONS OF BUSINESSES

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

1996 and 1997
-------------

     On January 19, 1996, the Company acquired The Holson Burnes
Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. Holson Burnes was combined with Intercraft, creating the Intercraft/Burnes division.

     On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Products division. On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings division. The European operations of Kirsch exist as a separate division called Kirsch Window Fashions Europe. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the ELDON{R} brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, resin-based office furniture and storage and organization products. Eldon was integrated into the Company's Newell Office Products division. For these and other minor acquisitions, the Company paid $780.4 million in cash and assumed $59.9 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $562.4 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

     The unaudited consolidated results of operations for the years ended December 31, 1997 and 1996 on a pro forma basis, as though the Holson Burnes, Rolodex, Kirsch and Eldon businesses had been acquired on January 1, 1996, are as follows:

                              1997          1996
                              ----          ----
                   (In millions, except per share amounts)
Net sales                  $3,453.4       $3,446.7
Net income                    284.4          250.3
Earnings per share             1.79           1.58

3)   CREDIT ARRANGEMENTS

     The Company has short-term foreign and domestic uncommitted lines of credit with various banks, which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at December 31, 1997 totaled $39.2 million.

     The following is a summary of borrowings under foreign and domestic lines of credit at December 31:

                             1997        1996         1995
                             ----        ----         ----
                                   (In millions)
Notes payable to banks:
  Outstanding at year-end
  -  borrowing             $  39.2     $  70.9     $ 104.0
  -  weighted average
      interest rate            4.5%        4.7%        6.6%
  Average for the year
  -  borrowing             $ 124.4     $  99.4     $ 102.4
  -  weighted average
      interest rate            5.4%        5.3%        6.7%
Maximum borrowing
  outstanding during
  the year                  $399.3      $120.0      $137.8


     The Company can also issue commercial paper, as described in note 4 to the consolidated financial statements. The following is a summary of commercial paper at December 31:

                              1997       1996        1995
                              ----       ----        ----
                                    (In millions)
Commercial paper:
  Outstanding at year-end
  -  borrowing             $  517.0    $ 404.0      $ 448.6
  -  average interest rate      6.5%       5.9%         5.8%
Average for the year
  -  borrowing             $  731.3    $ 512.3      $ 410.4
  -  average interest rate      5.6%       5.3%         6.0%
Maximum borrowing
  outstanding during
  the year                 $1,177.6    $ 594.0      $ 500.0

4)  LONG-TERM DEBT

     The following is a summary of long-term debt at December 31:

                             1997        1996        1995
                             ----        ----        ----
                                    (In millions)
Medium-term notes          $ 263.0     $ 295.0     $ 345.0
Commercial paper             517.0       404.0       448.6
Other long-term debt          16.7         6.2        27.0
                           -------     -------     -------
                            796.7        705.2       820.6
Current portion             (12.7)       (33.2)      (59.0)
                           -------     --------    --------
                           $784.0      $ 672.0     $ 761.6
                           =======     ========    ========

     During 1997, the Company amended and restated its revolving credit agreement to permit the Company to borrow, repay and reborrow funds in an aggregate amount up to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At December 31, 1997, there were no borrowings under the revolving credit agreement.

     In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1997, $517.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as Long-Term Debt.

     The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At December 31, 1997, the Company had not yet issued any securities under that registration statement.

     At December 31, 1997, the Company had outstanding $263.0 million (principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average rate of interest equal to 6.3%.

     The revolving credit agreement permits the Company to borrow funds using Committed loans (Base Rate loans or Committed LIBOR loans) or Competitive loans (Set Rate loans or Competitive LIBOR loans), as selected by the Company. The terms of these agreements require, among other things, that the Company maintain a certain Total Debt to Total Capital Ratio as defined in these agreements. As of December 31, 1997, the Company was in compliance with these agreements.

     The aggregate maturities of Long-Term Debt outstanding at December 31, 1997, are as follows:

               Year                 Aggregate Maturities
               ----                 --------------------
                                       (In millions)

               1998                     $  12.7
               1999                         8.0
               2000                       148.0
               2001                         0.9
               2002                       617.1
               Thereafter                  10.0
                                        -------
                                        $ 796.7
                                        =======


5) COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST OF THE COMPANY

     In December 1997, a wholly owned subsidiary trust of the Company issued 10,000,000 of its 5.25% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per security, to certain institutional buyers. The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the trust. Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of the Company's Common Stock at the rate of 0.9865 shares of Common Stock for each preferred security (equivalent to the approximate conversion price of $50.685 per share of Common Stock), subject to adjustment in certain circumstances. Holders of the Convertible Preferred Securities are entitled to a quarterly cash distribution at the annual rate of 5.25% of the $50 liquidation preference commencing March 1, 1998. The Convertible Preferred Securities are subject to a limited guarantee by the Company and are callable by the Company initially at 103.15% of the liquidation preference beginning in December 2001 and decreasing over time to 100% of the liquidation preference beginning in December 2007.

     The trust invested the proceeds of this issuance of Convertible Preferred Securities in $500 million of the Company's 5.25% Junior Convertible Subordinated Debentures due 2027 (the "Debentures"). The Debentures are the sole assets of the trust, mature on December 1, 2027, bear interest at the rate of 5.25%, payable quarterly, commencing March 1, 1998, and are redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters during which time distribution payments on the Convertible Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures. The Company has no current intention to exercise its right to defer payments of interest on the Debentures.

     The Convertible Preferred Securities are reflected as outstanding in the Company's consolidated financial statements as Company-
Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust.

6)   DERIVATIVE FINANCIAL INSTRUMENTS

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.
They are used to manage certain interest rate and foreign currency risks.

     Interest rate swap agreements are utilized to convert certain floating rate debt instruments into fixed rate debt. Cash flows related to interest rate swap agreements are included in interest expense over the terms of the agreements.

     The Company uses forward exchange contracts and options to hedge certain purchase commitments denominated in currencies other than the domestic currency. Unamortized premiums are included in other assets in the consolidated balance sheets. Gains and losses relating to qualifying hedges of firm commitments are deferred and are recognized in income or expense as adjustments of carrying amounts when the hedged transaction occurs.

     The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk but monitors the credit standing of the counterparties.

7)   LEASES

     The Company has minimum rental payments through the year 2007 under noncancellable operating leases as follows:

     Year      Minimum Payments
     -----     ----------------
                 (In millions)

     1998           $23.2

     1999            15.2

     2000             9.9

     2001             8.0

     2002             6.2

   Thereafter        15.6
                    -----
                    $78.1

     Total rental expense for all operating leases was approximately $50.4 million, $45.0 million and $38.3 million in 1997, 1996 and 1995, respectively.

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

     The net periodic pension cost components for all significant pension plans for the years ended December 31 are as follows:

                                1997     1996      1995
                                ----     ----      ----
                                     (In millions)

Service cost-benefits earned
  during the year             $  15.7   $ 16.0    $ 14.3

Interest cost on projected
  benefit obligation             38.5     36.1      35.0

Actual return on assets        (124.1)   (74.0)    (64.0)

Net amortization and
  other components               70.7     24.3      17.5
                                -----     ----      ----
    Total pension
      plan expense            $   0.8   $  2.4    $  2.8
                                =====     ====      ====

     The principal actuarial assumptions used are as follows:

                                1997     1996      1995
                                ----     ----      ----
                                      (In percent)

Measurement of projected
  benefit obligation:
  Discount rate                  7.75%    7.75%     7.75%
  Long-term rate of
    compensation increase        5.00%    5.00%     5.00%
Long-term rate of return
  on plan assets                 9.00%    9.00%     9.00%

     The following table sets forth the funded status of the pension plans and the amount recognized in the Company's consolidated balance sheets:

                                Plans Whose Assets Exceed
                                  Accumulated Benefits

                                1997     1996      1995
                                ----     ----      ----
                                     (In millions)

Actuarial present value of
  benefit obligations:
  - Vested                     $467.7   $413.9    $329.0
  - Nonvested                    13.1     10.6      10.1
                                -----    -----     -----
  Accumulated benefit
    obligation                  480.8    424.5     339.1
Effect of projected future
  salary increases               26.5     20.5      15.2
                                -----    -----     -----
  Projected benefit
    obligation                  507.3    445.0     354.3
Plan assets at
  market value (primarily
  Common Stock and
  fixed income investments)     713.8    585.8     463.1
                                -----    -----     -----
Plan assets in excess of
  projected benefit
  obligation                    206.5    140.8     108.8
Unrecognized transition
  net asset                      (6.0)    (7.3)     (4.5)
Unrecognized prior
  service cost                   (7.1)    (7.7)     (3.0)
Unrecognized net gain          (116.0)   (54.5)    (21.9)
                                -----    -----     -----
Net pension asset in
  Other Non-current
  Assets                      $  77.4   $ 71.3    $ 79.4
                                =====    =====     =====

                                Plans Whose Accumulated
                                Benefits Exceed Assets

                                1997     1996     1995(1)
                                ----     ----     ----
                                     (In millions)

Actuarial present value of
  benefit obligations:
  Vested                      $  43.2   $ 17.8    $ 89.2
  Nonvested                      11.9      9.1      10.5
                                -----    -----     -----
  Accumulated benefit
    obligation                   55.1     26.9      99.7
Effect of projected future
  salary increases               13.3     10.3      17.9
                                -----    -----     -----
  Projected benefit
    obligation                   68.4     37.2     117.6
Plan assets at
  market value (primarily
  Common Stock and
  fixed income investments)      22.2      -        75.9
                                -----    -----     -----
Plan assets less than
  projected benefit
  obligation                    (46.2)   (37.2)    (41.7)
Unrecognized transition
  net (asset) obligation          0.6      2.3      (3.1)
Unrecognized prior
  service cost                    2.1      0.9       1.1
Unrecognized net loss            10.9      7.5      11.3
                                -----    -----     -----
Net pension liability
  in Other Non-current
  Liabilities                  $(32.6)  $(26.5)   $(32.4)
                                =====    =====     =====

(1) During 1995, the defined benefit plan covering certain hourly employees contained a temporary unfunded obligation. This plan was fully funded in 1996.

     Total expense under all profit sharing plans was $7.6 million, $6.6 million and $5.5 million for the years ended December 31, 1997, 1996 and 1995, respectively.

9)   RETIREE HEALTH CARE

     Several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups.

     The components of the net postretirement health care cost for the years ended December 31 are as follows:

                                1997     1996      1995
                                ----     ----      ----
                                     (In millions)

Service cost-benefits
  attributed to service
  during the period              $1.6     $2.1      $1.7
Interest cost on accumulated
  postretirement benefit
  obligation                      8.0      7.7       7.5
Net amortization
  and deferral                   (0.2)    (0.3)     (0.5)
                                  ---      ---       ---
  Net postretirement
    health care cost             $9.4     $9.5      $8.7
                                  ===      ===       ===

     The following table reconciles the accumulated postretirement benefit obligation as recognized in the Company's consolidated balance sheets at December 31:

                                1997     1996      1995
                                ----     ----      ----
                                     (In millions)

Accumulated postretirement
  benefit obligation:
  Retirees                    $ (88.0) $ (63.5)  $ (67.4)
  Fully eligible active
    plan participants            (3.1)    (5.5)     (5.6)
  Other active plan
    participants                (23.8)   (28.1)    (23.4)
                                 ----     ----      ----
Accumulated postretirement
  benefit obligation           (114.9)   (97.1)    (96.4)
Market value of assets              -        -         -
                                -----     ----      ----
  Funded status                (114.9)   (97.1)    (96.4)
  Unrecognized net gain         (18.3)   (13.0)    (13.0)

  Other Non-current
  Liability                   $(133.2) $(110.1)  $(109.4)
                                =====    =====     =====

     The actuarial calculation assumed a 9% increase in the health care cost trend rate for fiscal year 1997. The assumed rate decreases one percent every year through the year 2000 to 6% and remains constant beyond that point. The health care cost trend rate has a significant effect on the amounts reported. For example, a one percentage point increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation by $5.7 million and increase net periodic cost by $0.8 million. The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997 and 7.75% in both 1996 and 1995.

10)  STOCKHOLDERS' EQUITY

     The Company's Common Stock consists of 400.0 million authorized shares, with a par value of $1 per share. Of the total unissued common shares at December 31, 1997, total shares in reserve included
8.5 million shares for issuance under the Company's stock option plans.

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

     In the event that any person becomes the beneficial owner of 30% or more of the Company's voting stock, the Rights (other than Rights held by the 30% stockholder) would become exercisable for that number of shares of the Company's Common Stock having a market value of two times the exercise price of the Right. Furthermore, if, following the acquisition by a person or group of 20% or more of the Company's voting stock, the Company was acquired in a merger or other business combination or 50% or more of its assets were sold, or in the event of certain types of self-dealing transactions by a 20% stockholder, each Right (other than Rights held by the 20% stockholder) would become exercisable for that number of shares of Common Stock of the Company (or the surviving company in a business combination) having a market value of two times the exercise price of the Right.

     The Company may redeem the Rights at one cent per Right prior to the occurrence of an event that causes the Rights to become exercisable for Common Stock. The Board of Directors may terminate the Company's right to redeem the Rights prior to the time the Rights become exercisable for Common Stock at any time after a group or person acquires 20% or more of the Company's voting stock under certain circumstances.

11)  STOCK OPTIONS

     The Company's stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the years ended December 31:

                                          1997           1996
                                          ----           ----
                              (In thousands, except per share data)

Net income:         As reported         $290,402       $256,479
                    Pro forma            287,249        254,787

Basic EPS:          As reported            $1.83          $1.62
                    Pro forma               1.81           1.60

     Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The Company may grant up to 8.0 million shares under the 1993 Stock Option Plan, of which, the Company has granted 1.9 million shares and cancelled 0.3 million shares through December 31, 1997. Under this plan, the option exercise price equals the Common Stock's closing price on the date of grant, vests over a five-year period and expires after ten years.

     The following summarizes the changes in number of shares of Common Stock under option:

                                        1997
                                   --------------

                                             Weighted Average
                               Shares         Exercise Price
                               ------        ----------------

Outstanding at
  beginning of year           1,860,064            $22
  - Granted                     395,600             38
  - Exercised                  (364,587)            18
  - Cancelled                   (68,688)            22
                              ---------
Outstanding at
  end of year                 1,822,389             25
                              =========

Exercisable at
  end of year                   886,445             19
                              =========
Weighted average
  fair value of
  options granted
  during the year                $ 13
                              =========

     The 1,822,389 options outstanding at December 31, 1997 have exercise prices between $12 and $43 and are summarized below:

                              Options Outstanding
            --------------------------------------------------------

                                                        Weighted
Range of         Number            Weighted             Average
Exercise     Outstanding at        Average             Remaining
Prices      December 31, 1997    Exercise Price     Contractual Life
--------    -----------------    --------------     ----------------
$12-15           201,914              $14                   3
 16-25           905,025               20                   6
 26-35           327,950               20                   8
 36-43           387,500               37                   9
               ---------
 12-43         1,822,389               25                   7
               =========

     The 886,445 options exercisable at December 31, 1997 have exercise prices between $12 and $35 and are summarized below:

                    Options Exercisable
            -----------------------------------

Range of         Number            Weighted
Exercise     Exercisable at        Average
Prices      December 31, 1997    Exercise Price
--------    -----------------    --------------
$12-15           191,914              $14
 16-25           625,661               20
 26-35            68,870               27
                 -------
 12-35           886,445               19
                 =======


                                        1996
                                   --------------
                                             Weighted Average
                               Shares         Exercise Price
                               ------        ----------------

Outstanding at
  beginning of year           1,945,730            $20
  - Granted                     301,850             28
  - Exercised                  (243,596)            17
  - Cancelled                  (143,920)            21
                              ---------
Outstanding at
  end of year                 1,860,064             22
                              =========
Exercisable at end of year      999,118             18
                              =========
Weighted average fair value of
  options granted during
  the year                          $10
                              =========

                                        1995
                                   --------------

                                             Weighted Average
                               Shares         Exercise Price
                               ------        ----------------

Outstanding at
  beginning of year           2,155,758            $19
  - Granted                     284,250             24
  - Exercised                  (411,528)            16
  - Cancelled                   (82,750)            21
                              ---------
Outstanding at
  end of year                 1,945,730             20
                              =========
Exercisable at
  end of year                 1,113,118             17
                              =========
Weighted average
  fair value of
  options granted
  during the year                 $9
                              =========


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6.3%, 6.4% and 6.6%; expected dividend yields of 1.8%, 1.8% and 1.8%; expected lives of 9.9, 9.9 and 9.5 years; and expected volatility of 23%, 20% and 20%.

12)  INCOME TAXES

     The provision for income taxes for the years ended December 31 consists of the following:

                                  1997      1996      1995
                                 ------    ------    ------
                                        (In millions)

Current:
 - Federal                       $ 95.1    $ 97.3    $ 89.3
 - State                           17.2      15.5      15.9
 - Foreign                         19.1      10.6       2.4
                                 ------    ------    ------
                                  131.4     123.4     107.6
Deferred                           59.0      44.7      40.7
                                 ------    ------    ------
Total                            $190.4    $168.1    $148.3
                                 ======    ======    ======

     The components of the net deferred tax asset at December 31 are as follows:

                                    1997      1996      1995
                                    ----      ----      ----
                                          (In millions)

Deferred tax assets:
 -Accruals, not currently
    deductible for tax purposes    $115.3    $108.0    $105.1
 -Postretirement liabilities         52.6      43.5      43.6
 -Inventory reserves                 33.7      28.3      16.5
 -Self-insurance liability           15.4      16.5      13.2
 -Other                               0.3       1.4       0.8
                                    -----     -----     -----
                                    217.3     197.7     179.2

Deferred tax liabilities:
 -Accelerated depreciation          (59.4)    (46.4)    (45.5)
 -Prepaid pension asset             (31.1)    (30.5)    (31.6)
 -Unrealized gain on
    securities available
    for sale                        (51.5)    (23.9)    (10.6)
 -Amortization of intangibles       (11.9)     (4.1)        -
 -Other                             (23.1)    (19.1)    (15.0)
                                    -----     -----     -----
                                   (177.0)   (124.0)   (102.7)
                                    -----     -----     -----

Net deferred tax asset             $ 40.3    $ 73.7    $ 76.5
                                   ======    ======    ======


     The net deferred tax asset is classified in the consolidated balance sheets at December 31 as follows:

                                    1997      1996      1995
                                    ----      ----      ----
                                          (In millions)

Current net deferred
  income tax asset                 $130.4    $121.2    $107.5
Non-current deferred
  income tax liability              (90.1)    (47.5)    (31.0)
                                    -----     -----     -----
                                   $ 40.3    $ 73.7    $ 76.5
                                    =====     =====     =====

     A reconciliation of the U.S. statutory rate to the effective income tax rate for the years ended December 31 is as follows:

                                    1997      1996      1995
                                    ----      ----      ----
                                          (In percent)

Statutory rate                      35.0%     35.0%     35.0%
Add (deduct) effect of:
 -State income taxes, net
    of federal income tax effect     3.6       3.6       4.3
 -Nondeductible trade names
    and goodwill amortization        1.6       1.5       1.4
 -Other                             (0.6)     (0.5)     (0.7)
                                     ---       ---       ---
Effective rate                      39.6%     39.6%     40.0%
                                    ====      ====      ====

     No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings which are considered to be permanently invested. At December 31, 1997, the estimated amount of total unremitted non-U.S. subsidiary earnings is $62.9 million.

     The non-U.S. component of income before income taxes was $64.5 million in 1997, $40.4 million in 1996 and $19.3 million in 1995.

13)  OTHER NONOPERATING EXPENSES (INCOME)

     Total other nonoperating expenses (income) for the years ended December 31 consist of the following:

                                    1997      1996      1995
                                    ----      ----      ----
                                          (In millions)
Trade names and goodwill
  amortization                     $31.9     $23.6     $19.3
Equity earnings*                    (5.8)     (6.4)     (6.0)
Interest income                     (5.3)     (3.7)     (1.9)
Dividend income                     (4.0)    (11.0)    (12.8)
Net gain on marketable
  equity securities                 (2.9)        -     (15.8)
Minority interest in income
  of subsidiary trust                1.5         -         -
Write-downs in carrying value
  of a long-term foreign
  investment accounted for
  under the equity method              -       1.3      16.0
Other                                1.8       0.3       0.1
                                    ----      ----      ----
                                   $17.2     $ 4.1     $(1.1)
                                   =====     =====     =====

* Equity earnings in American Tool Companies, Inc., in which the Company has a 49% interest.

14)  OTHER OPERATING INFORMATION

Industry Segment Information

     The Company is a manufacturer and full-service marketer of staple consumer products sold to high-volume purchasers, including, but not limited to, discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's multi-product offering consists of products in three major product groups: Hardware and Home Furnishings, Office Products, and Housewares.

                          Product                 Principal
Product Group            Categories               Brands (1)
-------------            ----------               ----------
Hardware and             Window Treatments        Levolor
Home Furnishings                                  LouverDrape
                                                  Del Mar
                                                  Newell
                                                  Kirsch

                         Hardware                 Amerock
                         and Tools                Bulldog
                                                  EZ Paintr
                                                  BernzOmatic

                         Picture Frames           Intercraft
                                                  Decorel
                                                  Burnes of Boston
                                                  Holson

                         Home Storage             Lee Rowan
                         Products                 System Works

---------------------------------------------------------------------

Office Products          Markers and Writing      Sanford
                         Instruments              Eberhard Faber
                                                  Berol

                         Office Storage and       Rogers
                         Organization             Eldon
                                                  Rolodex

                         School Supplies          Stuart Hall
                         and Stationery

---------------------------------------------------------------------

Housewares               Glassware and            Anchor Hocking
                         Plasticware              Pyrex (2)

                         Aluminum Cookware        Mirro
                         and Bakeware             WearEver

                          Product                 Principal
Product Group            Categories               Brands (1)
-------------            ----------               ----------
Housewares               Hair Accessories         Goody
                                                  Ace
                                                  Wilhold

(1) All listed brand names are trademarks, which are registered in the United States Patent and Trademark Office.

(2) Used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only.

     Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in both 1997 and 1996 and 14% in 1995. Sales to each of the Company's other customers, individually, amounted to less than 10% of consolidated net sales.

Geographic Information

     Prior to the 1994 acquisition of Newell Europe, the 1995 acquisition of Berol, and the 1997 acquisition of Kirsch, the Company operated principally in the United States. The Company now operates in several non-U.S. locations, including Australia, Canada, Colombia, England, France, Germany, Italy, Mexico, Portugal, Spain, Sweden and Venezuela. Summary financial information by geographic area included in the consolidated financial statements as of and for the years ended December 31 is as follows:

                                             1997                          1996                   1995
                                       -----------------             ----------------       -------------------
                                                   % of                         % of                      % of
                                          $        Total                $       Total           $         Total
                                       -------     -----             -------    -----        -------      -----
                                     (In millions)                (In millions)            (In millions)
Net sales:
 -U.S.                                 $2,694.7     83.3%            $2,458.2    85.6%         $2,157.0     86.3%
 -Non-U.S.                                539.6     16.7                414.6    14.4             341.4     13.7
                                        -------    -----              -------   -----           -------    -----
Total                                  $3,234.3    100.0%            $2,872.8   100.0%         $2,498.4    100.0%
                                        =======    =====              =======   =====           =======    =====
Operating income:
 -U.S.                                 $  494.5     86.5%            $  437.7    90.1%            389.1     92.8%
 -Non-U.S.                                 77.1     13.5                 48.0     9.9              30.4      7.2
                                        -------    -----              -------   -----           -------    -----
Total                                 $   571.6    100.0%            $  485.7   100.0%         $  419.5    100.0%
                                        =======    =====              =======   =====           =======    =====
Total assets at December 31:
 -U.S.                                 $3,274.1     83.0%            $2,573.2    85.6%         $2,501.0     85.4%
 -Non-U.S.                                669.7     17.0                431.9    14.4             426.1     14.6
                                        -------    -----              -------   -----           -------    -----
Total                                  $3,943.8    100.0%            $3,005.1   100.0%         $2,927.1    100.0%
                                        =======    =====              =======   =====           =======    =====

     Sales between geographic areas are not material. The Company's export sales, defined as sales of products made in the U.S. and sold primarily by the Company's export division to foreign customers, were approximately 2.8% of consolidated net sales in 1997, 2.5% in 1996 and 2.9% in 1995 (financial information is included in the non-U.S. category in the tables above).

15)  LITIGATION

     The Company and its subsidiaries are subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business.

     As of December 31, 1997, the Company was involved in various matters concerning federal and state environmental laws and regulations, including 35 matters in which they have been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as potentially responsible parties ("PRPs") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

     In assessing its environmental response costs, the Company has considered several factors, including: the extent of the Company's volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs are disputed.

     Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of December 31, 1997 ranged between $16.7 million and $24.1 million. As of December 31, 1997, the Company had a reserve equal to $20.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

     Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates.

     Subject to difficulties in estimating future environmental response costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

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

     In August 1996, 15 companies, including a subsidiary of the Company, were named as defendants in a national and California private class action in Sacramento County Superior Court. In October 1997, 16 additional companies were named as defendants in this case, in which the plaintiffs currently allege that the Company's subsidiary used false and misleading advertising and employed unfair or fraudulent business practices in connection with the presence of lead in their blinds.

     The plaintiffs seek injunctive relief, restitution of purchase price, suit costs, and reasonable attorneys' fees with respect to their claims against the Company's subsidiary. The Company has agreed to indemnify several of its retail customers that are named as defendants in one or both of these cases for liability directly related to actions or omissions of the Company. These two cases were coordinated in 1997, a coordination trial judge was appointed, and discovery is proceeding.

     In February 1997, a subsidiary of the Company was named as the defendant in another case involving the importation and distribution of vinyl mini-blinds containing lead, which was filed as an Illinois and national private class action in the Cook County Chancery Division. In this case, the plaintiffs alleged violations of the Illinois Consumer Fraud and Deceptive Trade Practices Act and the Illinois version of the Uniform Deceptive Trade Practices Act, breach of implied warranty, fraud, negligent misrepresentation, negligence, unjust enrichment, and reception and retention of money unlawfully received. The plaintiffs seek injunctive relief, unspecified damages, suit costs and punitive damages.

     Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
---------------------------------------------------------------------

     None.

                               PART III
                               --------

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     Information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

     Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of
Stockholders to be held May 13, 1998 ("Proxy Statement") under the
caption "Proposal 1   Election of Directors," which information is
hereby incorporated by reference herein.

     Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption
"Section 16(a) Beneficial Ownership Compliance Reporting," which information is hereby incorporated by reference herein.

Item 11.  Executive Compensation
--------------------------------

     Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors
- Information Regarding Board of Directors and Committees," the captions "Executive Compensation - Summary; - Option Grants in 1997; - Option Exercises in 1997; - Pension and Retirement Plans; - Employment Security Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management
-------------------------------------------------------------

     Information regarding security ownership is included in the Proxy Statement under the caption "Certain Beneficial Owners," which information is hereby incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Not applicable.

                                PART IV
                                -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K
----------------------------------------------------------------

     (a)(1) The following is a list of the financial statements of Newell Co. included in this report on Form 10-K which are filed herewith pursuant to Item 8:

     Report of Independent Public Accountants

     Consolidated Statements of Income - Years Ended December 31,
     1997, 1996 and 1995

     Consolidated Balance Sheets - December 31, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements - December 31, 1997,
     1996 and 1995

     (2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 14(d) and appears immediately preceding the Exhibit Index:

          SCHEDULE VIII -  VALUATION AND QUALIFYING ACCOUNTS
          --------------------------------------------------

     (3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

     (b) Reports on Form 8-K:

     Registrant filed a Report on Form 8-K, dated December 12, 1997, relating to the public announcement of its completion of a private placement of $500,000,000 of convertible preferred securities of a subsidiary trust.

           SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
           -------------------------------------------------

                                                     Additions
                                               ----------------------
                                                Charged      Charged
                                  Balance at    to Costs     to Other                  Balance at
                                  Beginning       and        Accounts    Deductions      End of
Description                       of Period     Expenses       (A)          (B)          Period
-----------                       ---------     --------     --------    ----------    -----------
Allowance for
  doubtful accounts
  for the years ended:
         December 31, 1997        $ 13,190      $3,899       $8,321      $(7,737)      $17,673
         December 31, 1996          11,014       6,034        2,200       (6,058)       13,190
         December 31, 1995          10,886       2,838        1,990       (4,700)       11,014

Note A - Represents recovery of accounts previously written off, along with reserves of acquired businesses.

Note B - Represents accounts charged off.

                                  Balance at                                         Balance at
                                  Beginning                                 Other      End of
                                  of Period    Provision    Write-offs       (C)       Period
                                  ---------    ---------    ----------    -------    ----------
Inventory reserves for
  the years ended:
         December 31, 1997        $ 81,154     $22,569      $(30,332)     $19,203    $92,594
         December 31, 1996          67,275      22,251       (30,721)      22,349     81,154
         December 31, 1995          51,599       8,621       (17,200)      24,255     67,275

Note C - Represents reserves of acquired businesses, including provisions for product line rationalization.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEWELL CO.
                                   Registrant
                                   By   /s/ William T. Alldredge
                                        ------------------------
                                   William T. Alldredge
                                   Vice President-Finance
                                   Date   March 5, 1998
                                          ------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 5, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                                 Title
      ---------                                 -----

/s/ William P. Sovey                Chairman of the Board and Director
--------------------------------
    William P. Sovey

/s/ John J. McDonough               Vice Chairman of the Board, Chief
--------------------------------    Executive Officer and Director
    John J. McDonough               (Principal Executive Officer)

/s/ Thomas A. Ferguson, Jr.         President and Chief Operating Officer
--------------------------------    and Director
    Thomas A. Ferguson, Jr.

/s/ Donald L. Krause                Senior Vice President-Corporate Controller
--------------------------------    (Principal Accounting Officer)
    Donald L. Krause

/s/ William T. Alldredge            Vice President-Finance
-------------------------------     (Principal Financial Officer)
    William T. Alldredge

/s/ Alton F. Doody                  Director
------------------------------
    Alton F. Doody

/s/ Gary H. Driggs                  Director
------------------------------
    Gary H. Driggs

/s/ Daniel C. Ferguson              Director
------------------------------
    Daniel C. Ferguson

/s/ Robert L. Katz                  Director
------------------------------
    Robert L. Katz

/s/ Elizabeth Cuthbert Millett      Director
------------------------------
    Elizabeth Cuthbert Millett

/s/ Cynthia A. Montgomery           Director
------------------------------
    Cynthia A. Montgomery

/s/ Allan P. Newell                 Director
------------------------------
    Allan P. Newell

/s/ Henry B. Pearsall               Director
------------------------------
    Henry B. Pearsall

                           (C) EXHIBIT INDEX

                                Exhibit
                                Number     Description of Exhibit
                                -------   ----------------------
Item 3.          Articles of      3.1      Restated Certificate of Incorporation of Newell Co., as amended as of
                 Incorporation             September 7, 1995 (incorporated by reference to Exhibit 3.1 to the
                 and By-Laws               Company's Annual Report on Form 10-K for the year ended December 31, 1995
                                           (the "1995 Form 10-K").

                                  3.2      By-Laws of Newell Co., as amended through November 9, 1995 (incorporated by reference to Exhibit 4.2 to Pre-effective Amendment No. 1 to the Company's
                                           Registration Statement on Form S-3, Reg. No.33-64225, filed January 23,
                                           1996).

Item 4.          Instruments      4.1      Restated Certificate of Incorporation of Newell Co., as amended as
                 defining the              of September 7, 1995, is included in Item 3.1.
                 rights of
                 security
                 holders,
                 including
                 indentures

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

                                  4.4      Indenture dated as of April 15, 1992, between the Company and The Chase
                                           Manhattan Bank (National Association), Trustee (incorporated by reference to
                                           Exhibit 4.4 to the Company's Report on Form 8 amending the Company's
                                           Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                                           1992).

                                           Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents.  The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.         Material         *10.1    The Newell Long-Term Savings and Investment Plan, as amended and
                 Contracts                 restated effective May 1, 1993 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended
                                           June 30, 1993 (the "June 1993 Form 10-Q")).

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

                                  *10.3    Newell Co. Deferred Compensation Plan, as amended, effective October 23,
                                           1986 (incorporated by reference to Exhibit 10.3 to the 1995 Form 10-K.


PAGE 80

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

                                  *10.7    Newell Operating Company's Pension Plan for Factory and Distribution
                                           Hourly-Paid Employees, as amended and restated, effective January 1, 1984
                                           (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1985 (File No. 0-7843) (the
                                           "1985 Form 10-K").

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

                                  *10.9    Form of Employment Security Agreement with six executive officers
                                           (incorporated by reference to Exhibit 10.10 to the 1990 Form 10-K).

                                  10.10    Form of Placement Agency Agreement relating to private placement to accredited investors of unsecured notes of the Company (incorporated by reference to Exhibit 10.20 to the 1993 Form 10-K).

                                  10.11    Amended and Restated Credit Agreement dated as of June 12, 1995 and amended and restated as of August 5, 1997 among the Company, certain of its affiliates,
                                           The Chase Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto (incorporated by reference to
                                           Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

                                  10.12    Amended and Restated Trust Agreement, dated as of December 12, 1997 among
                                           Newell Co., as Depositor, The Chase Manhattan Bank, as Property Trustee,
                                           Chase Manhattan Delaware Trustee and C.R. Davenport, Brett E. Gries
                                           and Ronn L. Claussen, as Administrative Trustees (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form
                                           S-3, File No. 333-47261, filed March 3, 1998 (the "1998 Form S-3").

                                  10.13    Junior Convertible Subordinated Indenture for the 5.25% Convertible
                                           Subordinated Debentures, dated as of December 12, 1997, among Newell Co. and
                                           The Chase Manhattan Bank, as Indenture Trustee (incorporated by reference to
                                           Exhibit 4.3 to the 1998 Form S-3).

                                  10.14    Registration Rights Agreement, dated December 12, 1997, between Newell
                                           Financial Trust I and Goldman, Sachs & Co., Morgan Stanley & Co.
                                           Incorporated, Robert W. Baird & Co. Incorporated, Bear, Sterns & Co. Inc.
                                           and Merrill Lynch & Co., as Initial Purchasers (incorporated by reference to
                                           Exhibit 10.1 to the 1998 Form S-3).

PAGE 81

                                  10.15    Shareholders' Agreement and Irrevocable Proxy, dated as of June 21, 1985, among American Tool Companies, Inc., Newell Co., Allen D. Petersen,
                                           Kenneth L. Cheloha, Robert W. Brady, William L. Kiburz, Flemming Andresen
                                           and Ane C. Patterson.

                                  10.16    Newell Co. 1993 Stock Option Plan, effective February 9, 1993, as amended through November 6, 1997.

Item 11.         Exhibit          11       Statement of Computation of Earnings per Share of Common Stock.

Item 12.         Exhibit          12       Statement of Computation of Earnings to Fixed Charges.

Item 21.         Subsidiaries     21.1     Significant Subsidiaries of the Company.
                 of the
                 Registrant

Item 23.         Consent of       23.1     Consent of Arthur Andersen LLP.
                 experts and
                 counsel

Item 27.         Financial        27       Financial Data Schedule.
                 Data Schedule

Item 99.         Additional       99       Safe Harbor Statement.
                 Exhibits

* Management contract or compensatory plan or arrangement of the Company.