Form 10-K/A
period 1997-12-31
NEWELL CO
filed 1998-04-16
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C   20549


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


Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Newell Co., alone or with its wholly-owned subsidiaries, as the context requires (in either case, the "Company"), hereby amends the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 1998 (this "Form 10-K"). This
Amendment No. 1 is being filed in order to include Exhibit 27 as an exhibit to this Form 10-K.

                                PART IV
                                -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K
----------------------------------------------------------------

     (a)  Document filed as part of this amendment:

          (3)  The following exhibit is filed as part of this amendment:

                              SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEWELL CO.
                                   Registrant
                                   By: /s/ Dale L. Matschullat
                                      --------------------------
                                       Dale L. Matschullat

                                   Date:  April 16, 1998

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

Item 11.         Exhibit          11       Statement of Computation of Earnings per Share of Common Stock.

Item 12.         Exhibit          12       Statement of Computation of Earnings to Fixed Charges.

Item 21.         Subsidiaries     21.1     Significant Subsidiaries of the Company.
                 of the
                 Registrant

Item 23.         Consent of       23.1     Consent of Arthur Andersen LLP.
                 experts and
                 counsel


Item 27.         Financial      **27      Financial Data Schedule.
                 Data Schedule


Item 99.         Additional       99       Safe Harbor Statement.
                 Exhibits

*Management contract or compensatory plan or arrangement of Company.

** Filed herewith.