Form 10-Q
period 1998-03-31
NEWELL CO
filed 1998-05-13
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 1998

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

                               (815) 235-4171
            (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                   Yes? [ X ]              No? [   ]


   Number of shares of Common Stock outstanding as of April 23, 1998:
   159,328,239

   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                         NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share data)

                                          Three Months Ended
                                              March 31,
                                          ------------------
                                           1998        1997
                                           ----        ----

   Net sales                             $747,270   $ 629,374
   Cost of products sold                  523,834     440,090
                                         --------    --------
      GROSS INCOME                        223,436     189,284

   Selling, general and
      administrative expenses             128,737     109,958
                                          -------     -------
      OPERATING INCOME                     94,699      79,326

   Nonoperating expenses (income):
      Interest expense                     11,825      12,785
      Other, net                         (165,244)      4,020
                                         --------      ------
      Net nonoperating
         expenses (income)               (153,419)     16,805
                                         --------      ------
      INCOME BEFORE INCOME TAXES          248,118      62,521

   Income taxes                            98,255      24,758
                                         --------      ------
      NET INCOME                         $149,863     $37,763
                                         ========     =======

   Earnings per share:
         Basic                           $   0.94     $  0.24
         Diluted                             0.91        0.24

   Dividends per share                   $   0.18     $  0.16

   Weighted average shares
      outstanding:
      Basic                               159,289     158,958
      Diluted                             169,876     159,598

   See notes to consolidated financial statements.

                         NEWELL CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                                              March 31,       % of       December 31,        % of
                                                                1998         Total           1997           Total
                                                              --------       -----       -----------        -----

      ASSETS
      CURRENT ASSETS
        Cash and cash equivalents                           $   12,548        0.3%        $   36,103         0.9%
        Accounts receivable, net                               456,388       12.3%           524,613        13.3%
        Inventories, net                                       662,250       17.8%           625,208        15.8%
        Deferred income taxes                                  117,878        3.2%           130,451         3.3%
        Prepaid expenses and other                              84,976        2.3%            65,245         1.7%
                                                            ----------      ------        ----------       ------
           TOTAL CURRENT ASSETS                              1,334,040       35.9%         1,381,620        35.0%

     MARKETABLE EQUITY SECURITIES                                  -          0.0%           307,121         7.8%
     OTHER LONG-TERM INVESTMENTS                                53,750        1.4%            51,020         1.3%
     OTHER ASSETS                                              147,368        4.0%           143,893         3.6%
     PROPERTY, PLANT AND EQUIPMENT, NET                        703,975       18.9%           696,086        17.7%
     TRADE NAMES AND GOODWILL                                1,477,953       39.8%         1,364,072        34.6%
                                                            ----------      ------        ----------       ------
           TOTAL ASSETS                                     $3,717,086      100.0%        $3,943,812       100.0%
                                                            ==========      ======        ==========       ======

     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Notes payable                                     $    41,610          1.1%        $   39,220         1.0%
         Accounts payable                                      114,157          3.1%           132,374         3.4%
         Accrued compensation                                   57,537          1.5%            79,306         2.0%
         Other accrued liabilities                             410,161         11.0%           388,741         9.9%
         Income taxes                                           82,129          2.2%            11,663         0.3%
         Current portion of long-term debt                       1,214          0.0%            12,721         0.3%
                                                            ----------         -----         ---------        -----
               TOTAL CURRENT LIABILITIES                       706,808         18.9%           664,025        16.9%

     LONG-TERM DEBT                                            523,120         14.1%           783,980        19.9%
     OTHER NONCURRENT LIABILITIES                              181,080          4.9%           183,041         4.6%
     DEFERRED INCOME TAXES                                      39,933          1.1%            90,120         2.3%
     MINORITY INTEREST                                           8,035          0.2%             8,352         0.2%
     COMPANY-OBLIGATED MANDATORILY
         REDEEMABLE CONVERTIBLE PREFERRED
         SECURITIES OF A SUBSIDIARY TRUST                      500,000         13.5%           500,000        12.7%

     See notes to consolidated financial statements.



                         NEWELL CO. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                          (Unaudited, in thousands)


                                                             March 31,         % of          December 31,     % of
                                                                1998           Total            1997          Total
                                                             ---------         -----         ------------     ------

     STOCKHOLDERS' EQUITY
     Common stock - authorized shares,
         400.0 million at $1 par value;                        159,328          4.3%           159,236         4.0%
         Outstanding shares:
         1998 -  159.3 million
         1997 -  159.2 million
         Additional paid-in capital                            205,553          5.5%           204,105         5.2%
         Retained earnings                                   1,415,943         38.1%         1,294,750        32.8%
         Net unrealized gain on securities
              available for sale                                     -          0.0%            78,839         2.0%
         Cumulative translation adjustment                     (22,714)        (0.6)%          (22,636)       (0.6)%
                                                            ----------        ------        ----------       ------
               TOTAL STOCKHOLDERS' EQUITY                    1,758,110         47.3%         1,714,294        43.4%
                                                            ----------        ------        ----------       ------
               TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                    $3,717,086        100.0%        $3,943,812       100.0%
                                                            ==========        ======        ==========       ======

     See notes to consolidated financial statements.

                         NEWELL CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                     For the Three Months Ended
                                                              March 31,
                                                       ---------------------------
                                                          1998             1997
                                                          ----             -----
     OPERATING ACTIVITIES:
     Net income                                         $149,863         $37,763
     Adjustments to reconcile net income to
       net cash provided by operating activities:
       Depreciation and amortization                      33,823          30,151
       Deferred income taxes                              12,599          11,357
       Net gain on sale of marketable
         equity securities                              (115,674)              -
       Write-off of intangible
         assets and other                                  4,288               -
       Other                                              (1,005)           (264)
     Changes in current accounts, excluding
       the effects of acquisitions:
       Accounts receivable                                84,908          44,717
       Inventories                                       (29,381)        (17,859)
       Other current assets                              (21,929)          7,438
       Accounts payable                                  (26,970)        (21,613)
       Accrued liabilities and other                     (30,712)        (49,445)
                                                       ---------        --------
       NET CASH PROVIDED BY
         OPERATING ACTIVITIES                             59,810          42,245
                                                       ---------        --------

     INVESTING ACTIVITIES:
       Acquisitions, net                                (132,474)       (117,625)
       Expenditures for property,
         plant and equipment                             (27,095)        (15,399)
       Sale of marketable
         equity securities                               378,321               -
       Disposals of non-current assets
         and other                                        (3,968)          9,093
                                                        --------         -------
       NET CASH PROVIDED BY
       (USED IN) INVESTING
          ACTIVITIES                                     214,784        (123,931)
                                                        --------        --------



                                                   NEWELL CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)


                                                    For the Three Months Ended
                                                        Ended March 31,
                                                    --------------------------
                                                      1998              1997
                                                      ----              ----
     FINANCING ACTIVITIES:
       Proceeds from issuance of debt             $  27,129         $137,418
       Proceeds from exercised stock
          options and other                           1,540            3,117
       Payments on notes payable
          and long-term debt                       (297,106)         (25,620)
       Cash dividends                               (28,670)         (25,432)
                                                  ----------        ---------
       NET CASH PROVIDED BY
          (USED IN) FINANCING
          ACTIVITIES                               (297,107)          89,483
                                                  ---------         --------

     Exchange rate effect on cash                    (1,042)          (6,459)

         INCREASE (DECREASE)
           IN CASH AND CASH
           EQUIVALENTS                              (23,555)           1,338
         Cash and cash equivalents at
           beginning of year                         36,103            4,360
                                                 ----------        ---------
         CASH AND CASH
           EQUIVALENTS AT END
           OF PERIOD                             $   12,548        $   5,698
                                                 ==========        =========

     Supplemental cash flow disclosures -
        Cash paid during the period for:
          Interest                               $   19,401       $   14,877
          Income taxes                                4,556            5,294


   See notes to consolidated financial statements.

                         NEWELL CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1   GENERAL INFORMATION

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

   NOTE 2 - ACQUISITIONS

   On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Product division. On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings division. The European operations of Kirsch exist as a separate division, Kirsch Window Fashions Europe. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the ELDON brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, resin-based office furniture and storage and organization products. Eldon was integrated into the Company's Newell Office Products division. On March 30, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Kirsch Window Fashions Europe. For these and other minor acquisitions, the Company paid $848.1 million in cash and assumed $15.4 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $601.1 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements. The unaudited consolidated results of operations for the three months ended March 31, 1998 and 1997 on a pro forma basis, as though the Rolodex, Kirsch, Eldon and Swish businesses had been acquired on January 1, 1997, are as follows (in millions, except per share amounts):

                                  Three Months Ended
                                      March 31,
                                  ------------------
                                  1998         1997
                                  ----         -----

      Net sales                  $763.9       $770.9
      Net income                  149.4         34.6
      Earnings per share (basic)   0.94         0.22

   NOTE 3   INVENTORIES

   The components of inventories at the end of each period, net of the LIFO reserve, were as follows (in millions):

                                  March 31,    December 31,
                                    1998           1997
                                  ---------    ------------

      Materials and supplies      $  154.1     $   136.0
      Work in process                114.0         100.6
      Finished products              394.2         388.6
                                  --------     ---------
                                  $  662.3     $   625.2
                                  ========     =========

   NOTE 4   MARKETABLE EQUITY SECURITIES

   Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Marketable Equity Securities at December 31, 1997 are summarized as follows (in millions):

                                               December
                                                 1997
                                               --------
   Aggregate market value                      $   307.1
   Aggregate cost                                  176.8
                                               ---------
   Unrealized gain                             $   130.3
                                               =========

   On March 3, 1998, the Company sold all of its marketable equity securities, which included 7,862,300 shares it held in The Black & Decker Corporation. The Black & Decker transaction resulted in net proceeds of approximately $378.3 million and a net pre-tax gain, after fees and expenses, of approximately $191.5 million.

   NOTE 5   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at the end of each period consisted of the following (in millions):

                                  March 31,       December 31,
                                    1998              1997
                                  ---------       -------------

   Land                           $    41.1         $   33.8
   Buildings and improvements         277.9            272.1
   Machinery and equipment            850.9            835.4
                                  ---------         --------
                                  $ 1,169.9         $1,141.3
   Allowance for depreciation        (465.9)          (445.2)
                                  ----------        --------
                                  $   704.0         $  696.1
                                  ==========        ========

   NOTE 6 - LONG-TERM DEBT

   Long-term debt at the end of each period consisted of the following (in millions):

                                  March 31,       December 31,
                                    1998              1997
                                  ---------       ------------

   Medium-term notes              $   263.0         $  263.0
   Commercial paper                   241.0            517.0
   Other long-term debt                20.3             16.7
                                  ---------         --------
                                      524.3            796.7
   Current portion                     (1.2)           (12.7)
                                  ---------         --------
                                  $   523.1         $  784.0
                                  =========         ========

   Commercial paper in the amount of $241.0 million at March 31, 1998 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement.

   NOTE 7 MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST OF THE COMPANY

   In December 1997, a wholly owned subsidiary trust of the Company issued 10,000,000 of its 5.25% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per security, to certain institutional buyers. The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the trust. Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of the Company's Common Stock at the rate of 0.9865 shares of Common Stock for each preferred security (equivalent to $50.685 per share of Common Stock), subject to adjustment in certain circumstances. Holders of the Convertible Preferred Securities are entitled to a quarterly cash distribution at the annual rate of 5.25% of the $50 liquidation preference commencing March 1, 1998. The Convertible Preferred Securities are subject to a Company guarantee and are callable by the Company initially at 103.15% of the liquidation preference beginning in December 2001 and decreasing over time to 100% of the liquidation preference beginning in December 2007.

   The trust invested the proceeds of this issuance of the Convertible Preferred Securities in $500 million of the Company's 5.25% Junior Convertible Subordinated Debentures due 2027 (the "Debentures"). The Debentures are the sole assets of the trust, mature December 1, 2027, bear interest at the rate of 5.25%, payable quarterly, commencing March 1, 1998, and are redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters during which time distribution payments on the Convertible Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its capital stock or debt securities that rank PARI PASSU with or junior to the Debentures. The Company has no current intention to exercise its right to defer payments of interest on the Debentures.

   The Convertible Preferred Securities are reflected as outstanding in the Company's consolidated financial statements as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a
   Subsidiary Trust.

   NOTE 8   EARNINGS PER SHARE

   Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported earnings per share for 1997 were restated. The impact on previously reported earnings per share was immaterial. The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share are calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share are calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and convertible preferred securities). A reconciliation of the difference between basic and diluted earnings per share for the first quarter of 1998 is shown below (in millions, except per share amounts):

                                                                     Convertible        Diluted
                            Basic Earnings       "In the money"       Preferred         Earnings
                            Earnings Share        stock options       Securities        per Share
                            --------------        --------------      ----------        ---------
     Net Income               $  149.9               $    -            $   4.0          $  153.9
     Weighted average
       shares outstanding        159.3                   0.7               9.9             169.9
     Earnings per Share       $   0.94                                                  $   0.91


   Basic and diluted earnings per share for the first quarter of 1997 were $.24.

   NOTE 9   COMPREHENSIVE INCOME

   In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company's Comprehensive Income consists of net income, foreign currency translation adjustments and unrealized gains on marketable equity securities (if any).

   The Company sold its stake in The Black & Decker Corporation during the first quarter of 1998 and has no other material marketable equity security position as of March 31, 1998. Therefore, the Company's Comprehensive Income in the first quarter of 1998 includes, in addition to net income, only foreign currency translation adjustments, which were immaterial. The Company's Comprehensive Income in the first quarter of 1997 included unrealized gains on marketable equity securities of $9.8 million, offset partially by currency translation losses of $6.5 million.

   The accumulated Other Comprehensive Income balances are summarized as follows (in millions):

                                                        Net Unrealized
                                                            Gain On           Accumulated
                                           Foreign        Securities             Other
                                          Currency        Available          Comprehensive
                                         Translation     for Sale (1)           Income
                                         -----------    --------------       -------------
     Balance at December 31, 1997        $  (22.6)         $  78.8             $   56.2
       Change during three months
       ended March 31, 1998                  (0.1)           (78.8)               (78.9)
                                         --------          -------             --------
     Balance at March 31, 1998           $  (22.7)         $     -             $  (22.7)
                                         ========          =======             ========


   (1) On March 3, 1998, the Company sold its stake in The Black & Decker Corporation and realized a net pre-tax gain of approximately $191.5 million ($115.7 million after taxes). The difference between the $78.8 million after tax balance at December 31, 1997 and the $115.7 million after tax gain recorded in the first quarter of 1998 primarily represents the appreciation on the shares sold from December 31, 1997 through March 3, 1998.

   NOTE 10   INTERIM SEGMENT REPORTING

   Effective December 31, 1998, the Company will adopt SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." After reviewing the criteria for determining segments of an enterprise, the Company believes it has three reportable segments under the reporting requirements: Hardware and Home Furnishings, Office Products, and Housewares. The Company believes that this segmentation is appropriate because it organizes its product categories into these groups when making operating decisions and assessing performance. The Company Divisions included in each group also sell primarily to the same retail channel: Hardware and Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers), and Housewares (discount stores and warehouse clubs). Financial statement disclosures regarding segments will commence with the 1998 10-K Report filing.

   NOTE 11   DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

   Effective December 31, 1998, the Company will adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

   NOTE 12    SUBSEQUENT EVENT

   On May 7, 1998, the Company completed the acquisition of Calphalon Corporation in a stock-for-stock transaction. The transaction will be accounted for as a pooling-of-interests, and as such, will require a restatement of the financial statements for all periods presented.
   The restatements will commence with the filing of the Form 10-Q for the period ended June 30, 1998. Management believes the restatements will not materially affect the consolidated financial statements.

   PART I.

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                    Three Months Ended
                                        March 31,
                                    ------------------
                                    1998         1997
                                    ----         ----

   Net Sales                       100.0%        100.0%
   Cost of Products Sold            70.1          69.9
                                   ------       ------

     GROSS INCOME                   29.9          30.1

   Selling, general and
     administrative expenses        17.2          17.5

                                  ------        ------
     OPERATING INCOME               12.7          12.6

   Nonoperating
     expenses (income):
     Interest expense                1.6           2.0
     Other, net                    (22.1)          0.7
                                  ------        ------
     Net nonoperating
       expenses (income)           (20.5)          2.7
                                  ------        ------
     INCOME BEFORE
       INCOME TAXES                 33.2           9.9

    Income taxes                    13.1           3.9
                                  ------        ------
       NET INCOME                   20.1%          6.0%
                                  ======        ======

   THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31,
   1997

   Net sales for the first three months of 1998 were $747.3 million, representing an increase of $117.9 million or 18.7% from $629.4 million in the comparable quarter of 1997. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Eldon (acquired in June 1997) and strong shipments at the Sanford writing instruments business. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:

                                      1998         1997      % Change
                                      ----         ----      --------

   Hardware & Home Furnishings     $  373.6    $  297.9      25.4% (1)
   Office Products                    202.9       150.2      35.1% (2)
   Housewares                         170.8       181.3      -5.8% (3)
                                   --------     -------
                                   $  747.3     $ 629.4      18.7
                                   ========     =======

   (1)  Internal growth* of 3% plus the Kirsch acquisition.

   (2)  Internal growth of 8% plus the Rolodex and Eldon acquisitions.

   (3) Internal sales declines due to soft European economies and U.S. mass merchant sales.

   * The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions.

   Gross income as a percentage of net sales in the first three months of 1998 was 29.9% or $223.4 million versus 30.1% or $189.3 million in the comparable quarter of 1997. Gross margins at the Company's core businesses were maintained while the 1997 acquisitions had gross margins which were slightly lower than the Company's average gross margins. As these acquisitions are integrated, the Company expects their gross margins to improve.

   Selling, general and administrative expenses ("SG&A") in the first three months of 1998 were 17.2% of net sales or $128.7 million versus 17.5% or $110.0 million in the comparable quarter of 1997. SG&A as a percentage of net sales declined in 1997 as a result of lower core business SG&A spending as a percentage of sales, offset partially by Kirsch, which had a higher SG&A than the Company's average SG&A as a percentage of net sales. As this acquisition is integrated, the Company expects its SG&A spending as a percentage of net sales to decline.

   Operating income in the first three months of 1998 was 12.7% of net sales or $94.7 million versus 12.6% or $79.3 million in the comparable quarter of 1997. The slight increase in operating margins was primarily due to an increase in margins at several of the company's core businesses. This increase was offset partially by the 1997 acquisitions, which had operating margins that were slightly lower than the Company's average operating margins.

   Net nonoperating income in the first three months of 1998 was 20.5% of net sales or $153.4 million versus net nonoperating expenses of 2.7% of net sales or $16.8 million in the comparable quarter of 1997. The $170.2 million increase in income was due to a one-time net gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation. This gain was offset partially by one-time charges (which included write-offs of intangible assets) of $11.4 million. The Company expects to record additional one-time charges in the subsequent quarters of 1998 for restructuring related to 1998 acquisitions which were in process at March 31, 1998 but not yet completed. In addition, net nonoperating expenses increased in 1998 as a result of $3.1 million in additional trade names and goodwill amortization related to the 1997 acquisitions and $6.7 million of distributions related to the convertible preferred securities issued by a subsidiary trust in December 1997.

   For the first three months of both 1998 and 1997, the effective tax rate was 39.6%.

   Net income for the first three months of 1998 was $149.9 million, representing an increase of $112.1 million from the comparable quarter of 1997. Basic earnings per share increased 291.7% to $0.94 in the first quarter of 1998 versus $0.24 in the first quarter of 1997. Diluted earnings per share increased 279.2% to $0.91 vs. $0.24 in the first quarter of 1997. Excluding the one-time net gain on the sale of Black & Decker stock of $191.5 million ($115.7 million after taxes) and one-time charges of $11.4 million ($6.9 million after taxes), net income increased $3.3 million or 8.7% to $41.1 million the first quarter of 1998 versus $37.8 million in 1997. Basic and diluted earnings per share, excluding the nonrecurring items, increased 8.3% to $0.26 versus $0.24 in the first quarter of 1997.

   LIQUIDITY AND CAPITAL RESOURCES

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided by operating activities, in the first three months of 1998 was $59.8 million, representing an increase of $17.6 million from $42.2 million for the comparable quarter of 1997. The increase was due to higher collections of receivables resulting from strong 1997 fourth quarter sales.

   On March 3, 1998, the Company received $378.3 million from the sale of 7,862,300 shares of Black & Decker common stock. The proceeds from the sale were used to pay down commercial paper.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at March 31, 1998 totaled $41.6 million.

   During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At March 31, 1998, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At March 31, 1998, $241.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

   The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At March 31, 1998, the Company had not issued any securities under that registration statement.

   At March 31, 1998, the Company had outstanding $263.0 million
   (principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average annual rate of interest equal to 6.3%.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used in acquiring businesses was $132.5 million and $117.6 million in the first three months of 1998 and 1997, respectively. In the first quarter of 1998, the Company acquired Swish Track and Pole and made another minor acquisition for cash purchase prices totaling $127.7 million. In the first quarter of 1997, the Company acquired Rolodex for a cash purchase price of $118.0 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   Capital expenditures were $27.1 million and $15.4 million in the first three months of 1998 and 1997, respectively.

   The Company has paid regular cash dividends on its common stock since 1947. On February 10, 1998, the quarterly cash dividend was increased to $0.18 per share from the $0.16 per share that had been paid since February 11, 1997. Prior to this date, the quarterly cash dividend paid was $0.14 per share since February 6, 1996, which was an increase from the $0.12 per share paid since May 11, 1995. Aggregate dividends paid during the first three months of 1998 and 1997 were $28.7 million and $25.4 million, respectively.

   Retained earnings increased in the first three months of 1998 and 1997 by $121.2 million and $12.3 million respectively. The increase in 1998 was primarily due to a net gain of $191.5 million ($115.7 million after taxes) on the sale of the Black & Decker common stock.

   Working capital at March 31, 1998 was $627.2 million compared to $717.6 million at December 31, 1997. The current ratio at March 31, 1998 was 1.89:1 compared to 2.08:1 at December 31, 1998.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .20:1 at March 31, 1998 and .27:1 at December 31, 1997. The decrease in the first quarter of 1998 was primarily due to the use of the net proceeds from the sale of the Black & Decker common stock to pay down commercial paper.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   MARKET RISK

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

   The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany transactions are marked to market with the corresponding gains or losses included in the consolidated statements of income. Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

   Based on the Company's overall interest rate, currency rate and commodity price exposures at March 31, 1998, management of the Company believes that a short-term change in any of these exposures will not have a material effect on the consolidated financial statements of the Company.

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

   FORWARD LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, expenses, margins, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, internal growth rates, future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and in Exhibit 99 thereto.

   PART I.

   Item 3.

         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Conditions (Part I, Item 2).


   PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings

   As of March 31, 1998, the Company was involved in 35 matters concerning federal and state environmental laws and regulations, including matters in which it has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") for contaminated sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including, the extent of the Company's volumetric contribution at each CERCLA site relative to that of other PRPs: the kind of waste; where applicable, the terms of existing cost sharing and other agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs is disputed. Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of March 31, 1998 ranged between $19.0 million and $26.4 million. As of March 31, 1998, the Company had a reserve equal to $22.7 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs, and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

   Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 15 to the consolidated financial statements included in the Company's Annual

   Report on Form 10-K for the year ended December 31, 1997. With respect to the civil suit filed by the California Attorney General and the Alameda County District Attorney against numerous defendants, including a subsidiary of the Company (which was coordinated with the case filed as a national and California private class action in 1997), on April 24, 1998, the California Attorney General moved to settle his action against the subsidiary of the Company and most of the other defendants pursuant to a Stipulated Consent Judgment. The Company's contribution to the judgment amount is not expected to be material to the Company's consolidated financial statements. Other related litigation described in Note 15 remains pending. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

   Item 6.  Exhibits and Reports on Form 8-K

   a)  Exhibits:

       11.  Computation of Earnings per Share of Common Stock

       12.  Statement of Computation of Ratio of Earnings to Fixed
            Charges

       27.  Financial Data Schedule

   b)  Reports on Form 8-K:

       Registrant filed a Report on Form 8-K dated March 3, 1998, reporting the sale by Registrant of its shares of common stock of The Black & Decker Corporation.

                               SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEWELL CO.
                                      Registrant


   Date:   May 11, 1998               /s/ William T. Alldredge
                                      ---------------------------
                                      William T. Alldredge
                                      Vice President - Finance



   Date:   May 11, 1998                /s/ Brett E. Gries
                                       ---------------------------
                                       Brett E. Gries
                                       Vice President - Accounting & Tax