Form 10-K/A
period 1997-12-31
NEWELL CO
filed 1998-08-14
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C   20549


                               FORM 10-K/A No. 2


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

     THIS AMENDMENT NO. 2 TO NEWELL CO.'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 CHANGES THE PRESENTATION OF ITS AUDITED CONSOLIDATED FINANCIAL INFORMATION AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION TO REFLECT THAT EXPENSES RELATED TO THE WRITE-OFF OF INTANGIBLE ASSETS AND THE AMORTIZATION OF TRADE NAMES AND GOODWILL HAVE BEEN CONSIDERED IN THE DETERMINATION OF OPERATING INCOME. SUCH EXPENSES WERE TREATED PREVIOUSLY AS NONOPERATING EXPENSES. THIS FILING AMENDS PART II, ITEMS 6, 7 AND 8. "NEWELL" OR THE "COMPANY" REFERS TO NEWELL CO. ALONE OR WITH ITS WHOLLY OWNED SUBSIDIARIES, AS THE CONTEXT REQUIRES.

Item 6.  Selected Financial Data
--------------------------------

     The following is a summary of certain consolidated financial information relating to the Company at December 31. The summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included elsewhere in this report and the schedules thereto.


                                       1997          1996         1995         1994         1993
                                       ----          ----         ----         ----         ----
                                                 (In millions, except per share data)
INCOME STATEMENT DATA
Net sales                            $3,234.3       $2,872.8     $2,498.4      $2,074.9    $1,645.0
Cost of products sold                 2,188.4        1,965.5      1,715.6       1,403.8     1,101.7
                                     --------       --------     --------      --------    --------
  Gross income                        1,045.9          907.3        782.8         671.1       543.3
Selling, general
  and administrative expenses           474.3          421.6        363.3         313.2       257.2
Trade names and goodwill
   amortization and other                31.9           23.6         19.3          19.1        10.1
                                     --------       --------      -------      --------     --------
  Operating income                      539.7          462.1        400.2         338.8       276.0
Nonoperating expenses (income):
  Interest expense                       73.6           57.0         49.8          30.0        19.1
  Other, net                            (14.7)         (19.5)       (20.4)        (20.5)      (18.6)
                                     --------       --------      --------     ---------    --------
   Net                                   58.9           37.5         29.4           9.5         0.5

   Income before income taxes           480.8          424.6        370.8         329.3       275.5
Income taxes                            190.4          168.1        148.3         133.7       110.2
                                     --------       --------     --------      --------     -------
   Net income                        $  290.4       $  256.5     $  222.5      $  195.6     $ 165.3
                                     ========       ========     ========      ========     =======
Earnings Per Share
  Basic                              $   1.83       $   1.62     $   1.41      $   1.24     $  1.05
  Diluted                            $   1.82       $   1.61     $   1.40      $   1.24     $  1.05

Dividends per share                  $   0.64       $   0.56     $   0.46      $   0.39     $  0.35

Weighted Average Shares Outstanding
  Basic                                 159.1          158.8        158.2         157.8       157.3
  Diluted                               160.2          159.2        158.5         158.0       157.7


                                        1997           1996          1995          1994         1993
                                        ----           ----          ----          ----         ----
                                                  (In millions)
BALANCE SHEET DATA

Inventories                          $   625.2      $   509.5    $   509.2     $   420.7   $   301.0
Working Capital                          717.6          471.1        452.6         133.6        76.7
Total assets                           3,943.8        3,005.1      2,927.1       2,488.3     1,952.9
Short-term debt                           51.9          104.1        163.0         309.1       247.2
Long-term debt, net of
 current maturities                      784.0          672.0        761.6         409.0       218.1
Stockholders' equity                   1,714.3        1,491.8      1,296.0       1,125.3       979.1

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

RESULTS OF OPERATIONS

     The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales at December 31:


                               1997      1996      1995
                               ----      ----      ----
Net sales                     100.0%    100.0%    100.0%
Cost of products sold          67.7      68.4      68.7
                              -----     -----     -----
  Gross income                 32.3      31.6      31.3

Selling, general and
  administrative expenses      14.6      14.7      14.5
Trade names and goodwill
  amortization and other        1.0       0.8       0.8
                              -----     -----     -----
  Operating income             16.7      16.1      16.0

Nonoperating expenses:
  Interest expense              2.3       2.0       2.0
  Other, net                   (0.5)     (0.7)     (0.8)
                              -----     -----     -----
  Net                           1.8       1.3       1.2
                              -----     -----     -----
  Income before income
    taxes                      14.9      14.8      14.8

Income taxes                    5.9       5.9       5.9
                              -----     -----     -----
  Net income                    9.0%      8.9%      8.9%

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

     The Company has reclassified trade names and goodwill amortization from nonoperatng expenses to operating expenses for all periods presented. Trade names and goodwill amortization as a percentage of net sales in 1997 was comparable to 1996.

     Operating income in 1997 was 16.7% of net sales or $539.7 million versus 16.1% or $462.1 million in 1996. The increase in operating margins was primarily due to cost savings as a result of the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division and increased core business gross margins, offset partially by 1997 acquisitions which had average operating margins lower than the Company's average operating margins.

     Net nonoperating expenses in 1997 were 1.8% of net sales or $58.9 million versus 1.3% or $37.5 million in 1996. The $21.4 million increase was due primarily to a $16.6 million increase in interest expense (as a result of additional borrowings related to the 1997 acquisitions), and a $7.0 million decrease in dividend income. Dividend income decreased as a result of the conversion on October 15, 1996 by The Black & Decker Corporation ("Black & Decker") of 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, owned by the Company (purchased at a cost of $150.0 million) into 6.4 million shares of Black & Decker Common Stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $2.9 million per quarter, before the effect of income taxes. If Black & Decker continues to pay dividends at the current rate ($0.12 per share of Black & Decker Common Stock quarterly), the dividends paid to the Company on the shares of Black & Decker Common Stock owned by the Company as a result of the conversion would total $0.8 million per quarter, before the effect of income taxes. For supplementary information regarding other nonoperating expenses, see note 13 to the consolidated financial statements.



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


     The Company has reclassified trade names and goodwill amortization from nonoperating expenses to operating expenses for all periods presented. Trade names and goodwill amortization as a percentage of net sales in 1996 was comparable to 1995.

     Net nonoperating expenses for 1996 were 1.3% of net sales or $37.5 million versus 1.2% or $29.4 million in 1995. The $8.1 million increase was due primarily to a $7.2 million increase in interest expense (as a result of additional borrowings related to the 1995 and 1996 acquisitions). For supplementary information regarding other nonoperating expenses, see note 13 to the consolidated financial statements.

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

                              Year Ended December 31,
                              -----------------------
                           1997      1996      % Change
                           ----      ----      --------
                            (in millions)

Net sales:
  - U.S.                 $2,694.7  $2,458.2      9.6%
  - Non-U.S.                539.6     414.6     30.2
                         --------  --------
Total                    $3,234.3  $2,872.8     12.6%
                         ========  ========
Operating income:
  - U.S.                 $  463.4  $  415.1     11.6%
  - Non-U.S.                 76.3      47.0     62.3
                         --------  --------
Total                    $  539.7  $  462.1     16.8%
                         ========  ========

                              Year Ended December 31,
                              -----------------------
                           1996      1995      % Change
                           ----      ----      --------
                            (in millions)

Net sales:
  - U.S.                 $2,458.2  $2,157.0     14.0%
  - Non-U.S.                414.6     341.4     21.4
                         --------  --------
Total                    $2,872.8  $2,498.4     15.0%
                         ========  ========
Operating income:
 - U.S.                  $  415.1  $  370.4     12.1%
 - Non-U.S.                  47.0      29.8     57.7
                         --------  --------
Total                    $  462.1  $  400.2     15.5%
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

                          Arthur Andersen LLP

Milwaukee, Wisconsin
January 27, 1998

                      NEWELL CO. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME

                                                              Year Ended December 31,
                                                     1997             1996             1995
                                                     ----             ----             ----
                                                     (In thousands, except per share data)
Net sales                                          $3,234,261       $2,872,817       $2,498,414
Cost of products sold                               2,188,343        1,965,500        1,715,585
                                                   ----------       ----------       ----------
    GROSS INCOME                                    1,045,918          907,317          782,829

Selling, general and administrative expenses          474,328          421,630          363,356
Trade names and goodwill amortization and other        31,856           23,554           19,280
                                                   ----------       ----------       ----------
    OPERATING INCOME                                  539,734          462,133          400,193

Nonoperating expenses (income):
  Interest expense                                     73,621           56,989           49,812
  Other, net                                          (14,686)         (19,490)         (20,404)
                                                   ----------       ----------       ----------
    Net                                                58,935           37,499           29,408
                                                   ----------       ----------       ----------
    Income Before Income Taxes                        480,799          424,634          370,785

Income taxes                                          190,397          168,155          148,314
                                                   ----------       ----------       ----------
    NET INCOME                                     $  290,402       $  256,479       $  222,471
                                                   ==========       ==========       ==========


Earnings per share
  Basic                                                 $1.83            $1.62            $1.41
  Diluted                                                1.82             1.61             1.40

Weighted average shares outstanding
  Basic                                               159,079           158,764         158,212
  Diluted                                             160,214           159,187         158,530

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


    Reclassification of Trade Names and Goodwill Amortization: The Company is reclassifying trade names and goodwill amortization from nonoperating expenses to operating expenses for all periods presented.

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

     The non-U.S. component of income before income taxes was $64.5 million in 1997, $40.4 million in 1996 and $19.3 million in 1995.

13)  OTHER NONOPERATING EXPENSES (INCOME)

     Total other nonoperating expenses (income) for the years ended December 31 consist of the following:


                                    1997      1996      1995
                                    ----      ----      ----
                                          (In millions)
Equity earnings*                  $ (5.8)   $ (6.4)   $ (6.0)
Interest income                     (5.3)     (3.7)     (1.9)
Dividend income                     (4.0)    (11.0)    (12.8)
Net gain on marketable
  equity securities                 (2.9)        -     (15.8)
Minority interest in income
  of subsidiary trust                1.5         -         -
Write-downs in carrying value
  of a long-term foreign
  investment accounted for
  under the equity method              -       1.3      16.0
Other                                1.8       0.3       0.1
                                    ----      ----      ----
                                  $(14.7)   $(19.5)   $(20.4)
                                    ====      ====      ====


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


                                             1997                          1996                   1995
                                       -----------------             ----------------       -------------------
                                                   % of                         % of                      % of
                                          $        Total                $       Total           $         Total
                                       -------     -----             -------    -----        -------      -----
                                     (In millions)                (In millions)            (In millions)
Net sales:
 -U.S.                                 $2,694.7     83.3%            $2,458.2    85.6%         $2,157.0     86.3%
 -Non-U.S.                                539.6     16.7                414.6    14.4             341.4     13.7
                                        -------    -----              -------   -----           -------    -----
Total                                  $3,234.3    100.0%            $2,872.8   100.0%         $2,498.4    100.0%
                                        =======    =====              =======   =====           =======    =====
Operating income:
 -U.S.                                 $  463.4     85.9%            $  415.1    89.8%            370.4     92.6%
 -Non-U.S.                                 76.3     14.1                 47.0    10.2              29.8      7.4
                                        -------    -----              -------   -----           -------    -----
Total                                 $   539.7    100.0%            $  462.1   100.0%         $  400.2    100.0%
                                        =======    =====              =======   =====           =======    =====
Total assets at December 31:
 -U.S.                                 $3,274.1     83.0%            $2,573.2    85.6%         $2,501.0     85.4%
 -Non-U.S.                                669.7     17.0                431.9    14.4             426.1     14.6
                                        -------    -----              -------   -----           -------    -----
Total                                  $3,943.8    100.0%            $3,005.1   100.0%         $2,927.1    100.0%
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


                                   NEWELL CO.
                                   Registrant
                                   By   /s/ Dale L. Matschullat
                                        ------------------------
                                   Dale L. Matschullat
                                   Vice President-General Counsel

                                   Date   August 12, 1998
                                          ------------------




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

                                **10.15    Shareholders' Agreement and Irrevocable Proxy, dated as of June 21, 1985, among American Tool Companies, Inc., Newell Co., Allen D. Petersen,
                                           Kenneth L. Cheloha, Robert W. Brady, William L. Kiburz, Flemming Andresen
                                           and Ane C. Patterson.

                                **10.16    Newell Co. 1993 Stock Option Plan, effective February 9, 1993, as amended through November 6, 1997.

Item 11.         Exhibit        **11       Statement of Computation of Earnings per Share of Common Stock.

Item 12.         Exhibit        **12       Statement of Computation of Earnings to Fixed Charges.

Item 21.         Subsidiaries   **21.1     Significant Subsidiaries of the Company.
                 of the
                 Registrant

Item 23.         Consent of     **23.1     Consent of Arthur Andersen LLP.
                 experts and
                 counsel

Item 27.         Financial        27      Financial Data Schedule.
                 Data Schedule

Item 99.         Additional     **99       Safe Harbor Statement.
                 Exhibits

*Management contract or compensatory plan or arrangement of Company.
** Previously filed as Exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.