Form 10-Q/A
period 1998-03-31
NEWELL CO
filed 1998-08-14
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                              FORM 10-Q/A No. 1

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


                 Yes /x/                            No /  /


   Number of shares of Common Stock outstanding as of April 23, 1998: 159,328,239


   THIS AMENDMENT NO. 1 TO NEWELL CO.'S QUARTERLY REPORT ON FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998 CHANGES THE PRESENTATION OF ITS UNAUDITED CONSOLIDATED FINANCIAL INFORMATION AND MANAGEMENT'S
   DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
   CONDITION TO REFLECT THAT EXPENSES RELATED TO THE WRITE-OFF OF

   INTANGIBLE ASSETS AND THE AMORTIZATION OF TRADE NAMES AND GOODWILL HAVE BEEN CONSIDERED IN THE DETERMINATION OF OPERATING INCOME. SUCH EXPENSES WERE TREATED PREVIOUSLY AS NONOPERATING EXPENSES. THIS FILING AMENDS PART I, ITEMS 1 AND 2 AND EXHIBIT 27 IN ITEM 6. "NEWELL" OR THE "COMPANY" REFERS TO NEWELL CO. ALONE OR WITH ITS WHOLLY OWNED SUBSIDIARIES, AS THE CONTEXT REQUIRES.

     PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

                                                   NEWELL CO. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited, in thousands, except per share data)
                                                                Three Months Ended
                                                                    March 31,
                                                                -----------------
                                                                       1998                 1997
                                                                      -------             --------

                 Net sales                                                $747,270             $629,374
                 Cost of products sold                                     523,834              440,090
                                                                          --------             --------
                      GROSS INCOME                                         223,436             189,284

                 Selling, general and
                     administrative expenses                               128,737              109,958
                 Trade names and goodwill
                     amortization and other                                 20,589                6,076
                                                                          --------             --------
                     OPERATING INCOME                                       74,110               73,250
                                                                          --------             --------

                 Nonoperating expenses (income):
                     Interest expense                                       11,825              12,785
                     Other, net                                          (185,833)              (2,056)
                                                                          --------            ---------
                     Net nonoperating
                              expenses (income)                          (174,008)               10,729
                                                                         ---------            ---------
                     INCOME BEFORE INCOME
                              TAXES                                        248,118               62,521
                 Income taxes                                               98,255               24,758
                                                                         ---------            ---------
                     NET INCOME                                           $149,863              $37,763
                                                                          ========           ==========

                 Earnings per share:
                     Basic                                                $   0.94               $ 0.24
                     Diluted                                                  0.91                 0.24

                 Dividends per share                                      $   0.18               $ 0.16

                 Weighted average shares
                     outstanding:
                     Basic                                                 159,289              158,958
                     Diluted                                               169,876              159,598

     See notes to consolidated financial statements.





                                                   NEWELL CO. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited, in thousands)

                                                 March 31,      % of       December 31,     % of
                                                    1998       Total           1997        Total
                                                  --------      ----         --------       ----

     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                 $ 12,548       0.3%         $ 36,103       0.9%
         Accounts receivable, net                   456,388      12.3%          524,613      13.3%
         Inventories, net                           662,250      17.8%          625,208      15.8%
         Deferred income taxes                      117,878       3.2%          130,451       3.3%
         Prepaid expenses and other                  84,976       2.3%           65,245       1.7%
                                                   --------       ----         --------       ----
         TOTAL CURRENT ASSETS                     1,334,040      35.9%        1,381,620      35.0%

     MARKETABLE EQUITY SECURITIES                         -       0.0%          307,121       7.8%
     OTHER LONG-TERM INVESTMENTS                    53,750        1.4%           51,020       1.3%
     OTHER ASSETS                                  147,368        4.0%          143,893       3.6%
     PROPERTY, PLANT AND
         EQUIPMENT, NET                             703,975      18.9%          696,086      17.7%
     TRADE NAMES AND GOODWILL                     1,477,953      39.8%        1,364,072      34.6%
                                                  ---------       ----        ---------       ----
         TOTAL ASSETS                            $3,717,086     100.0%       $3,943,812     100.0%
                                                 ==========     ======       ==========     ======

     See notes to consolidated financial statements.






                                                   NEWELL CO. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)
                                                    (Unaudited, in thousands)
                                                         March 31,         % of         December 31,       % of
                                                           1998           Total             1997          Total
                                                      ---------------    --------     ---------------    --------
     LIABILITIES AND
       STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Notes payable                                          $41,610        1.1%             $ 39,220        1.0%
       Accounts payable                                       114,157        3.1%              132,374        3.4%
       Accrued compensation                                    57,537        1.5%               79,306        2.0%
       Other accrued liabilities                              410,161       11.0%              388,741        9.9%
       Income taxes                                            82,129        2.2%               11,663        0.3%
       Current portion of long-term debt                        1,214        0.0%               12,721        0.3%
                                                           ----------     -------              -------      ------
     TOTAL CURRENT LIABILITIES                                706,808       18.9%              664,025       16.9%
     LONG-TERM DEBT                                           523,120       14.1%              783,980       19.9%
     OTHER NONCURRENT LIABILITIES                             181,080        4.9%              183,041        4.6%
     DEFERRED INCOME TAXES                                     39,933        1.1%               90,120        2.3%
     MINORITY INTEREST                                          8,035        0.2%                8,352        0.2%
     COMPANY-OBLIGATED
       MANDATORILY REDEEMABLE
       CONVERTIBLE PREFERRED
       SECURITIES OF A
       SUBSIDIARY TRUST                                       500,000       13.5%              500,000       12.7%
     STOCKHOLDERS' EQUITY
       Common stock   authorized shares,
       400.0 million at $1 par value;                         159,328        4.3%              159,236        4.0%
       Outstanding shares:
         1998   159.3 million
         1997   159.2 million
       Additional paid-in capital                             205,553        5.5%              204,105        5.2%
       Retained earnings                                    1,415,943       38.1%            1,294,750       32.8%
       Net unrealized gain on securities
         available for sale                                        -         0.0%               78,839        2.0%
       Cumulative translation adjustment                     (22,714)      (0.6)%             (22,636)      (0.6)%
                                                           ----------      ------          -----------      ------
       TOTAL STOCKHOLDERS'
         EQUITY                                             1,758,110       47.3%            1,714,294       43.4%
                                                           ----------      ------          -----------      ------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY                              $3,717,086      100.0%           $3,943,812      100.0%
                                                          ===========      ======          ===========      ======


     See notes to consolidated financial statements.






                                                   NEWELL CO. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)


                                                      For the Three Months Ended
                                                               March 31,
                                                   ---------------------------------
                                                        1998               1997
                                                   --------------     --------------
      OPERATING ACTIVITIES:
      Net income                                        $  149,863        $   37,763
      Adjustments to reconcile net income
           to net cash provided by
           Operating activities:
           Depreciation and amortization                    33,823             30,151
           Deferred income taxes                            12,599             11,357
           Net gain on sale of marketable
               Equity securities                         (115,674)                  -
           Write-off of intangible
               Assets and other                              4,288                  -
           Other                                           (1,005)              (264)
     Changes in current accounts, excluding
           the effects of acquisitions:
           Accounts receivable                              84,908             44,717
           Inventories                                    (29,381)           (17,859)
           Other current assets                           (21,929)              7,438
           Accounts payable                               (26,970)           (21,613)
           Accrued liabilities and other                  (30,712)           (49,445)
                                                      ------------          ---------
           NET CASH PROVIDED BY
               OPERATING ACTIVITIES                         59,810             42,245
                                                       -----------          ---------

     INVESTING ACTIVITIES:
           Acquisitions, net                             (132,474)          (117,625)
           Expenditures for property,
               plant and equipment                        (27,095)           (15,399)
           Sale of marketable
               Equity securities                           378,321                  -
           Disposals of non-current assets
               and other                                   (3,968)              9,093
                                                      ------------        -----------
           NET CASH PROVIDED BY
           (USED IN) INVESTING
               ACTIVITIES                                  214,784          (123,931)
                                                      ============        ===========

     See notes to consolidated financial statements.
/TABLE




                                                   NEWELL CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)


                                                     For the Three Months Ended
                                                              March 31,
                                                  ----------------------------------
                                                       1998                1997
                                                  --------------      --------------
     FINANCING ACTIVITIES:
         Proceeds from issuance of debt                    27,129             137,418
         Payments on notes payable
             and long-term debt                         (297,106)            (25,620)
         Proceeds from exercised stock
             options and other                              1,540               3,117
         Cash dividends                                  (28,670)            (25,432)
                                                    -------------        ------------
         NET CASH PROVIDED BY
             (USED IN) FINANCING
             ACTIVITIES                                 (297,107)              89,483
                                                     ------------        ------------

     Exchange rate effect on cash                         (1,042)             (6,459)

         INCREASE (DECREASE)
             IN CASH AND CASH
             EQUIVALENTS                                 (23,555)               1,338
     Cash and cash equivalents at
         beginning of year                                 36,103               4,360
                                                     ------------        ------------
         CASH AND CASH
             EQUIVALENTS AT END
             OF PERIOD                               $     12,548        $      5,698
                                                     ============        ============

     Supplemental cash flow disclosures -
         Cash paid during the period for:
             Income taxes                                 $ 4,556             $ 5,294
             Interest                                 $    19,401         $    14,877

     See notes to consolidated financial statements.
/TABLE

                         NEWELL CO. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - GENERAL INFORMATION

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

   NOTE 2 - ACQUISITIONS AND DIVESTITURES

   On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Products division. On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings division. The European operations of Kirsch exist as a separate division, Kirsch Window Fashions Europe. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the ELDON {R} brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, resin-based office furniture and storage and organization products. Eldon was integrated into the Company's Newell Office Products division. On March 30, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Kirsch Window Fashions Europe. For these and other minor acquisitions, the Company paid $848.1 million in cash and assumed $15.4 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $601.1 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements. The unaudited consolidated results of operations for the three months ended March 31, 1998 and 1997 on a pro forma basis, as though the Rolodex, Kirsch, Eldon, and Swish businesses had been acquired on January 1, 1997, are as follows (in millions, except per share amounts):

                                                          Three Months Ended
                                                              March 31,
                                                       1998                1997
                                                     --------            --------
     Net sales                                           $  763.9             $ 770.9
     Net income                                             149.4                34.6
     Earnings per share (basic)                          $   0.94             $  0.22



     NOTE 3   INVENTORIES

     The components of inventories at the end of each period, net of the LIFO reserve, were as follows (in millions):

                                                    March 31,          December 31,
                                                       1998               1997
                                                  --------------     --------------
             Materials and supplies                      $  154.1           $  136.0
             Work in process                                114.0              100.6
             Finished products                              394.2              388.6
                                                   --------------     --------------
                                                         $  662.3           $  625.2
                                                  ===============    ===============

     NOTE 4   MARKETABLE EQUITY SECURITIES

     Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Marketable
     Equity Securities at December 31, 1997 are summarized as follows (in millions):

                                                     December 31,
                                                         1997
                                                    --------------
             Aggregate market value                       $  307.1
             Aggregate cost                                  176.8
                                                    --------------
             Unrealized gain                              $  130.3
                                                   ===============

     On March 3, 1998, the Company sold all of its marketable equity securities, which included 7,862,300 shares it held in
     The Black & Decker Corporation.  The Black & Decker transaction resulted in net proceeds of approximately $378.3 million and a net pre-tax gain, after fees and expenses, of approximately $191.5 million.





     NOTE 5   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at the end of each period consisted of the following (in millions):


                                                    March 31,         December 31,
                                                       1998               1997
                                                  --------------     --------------
             Land                                       $    41.1          $    33.8
             Buildings and improvements                     277.9              272.1
             Machinery and equipment                        850.9              835.4
                                                   --------------     --------------
                                                          1,169.9            1,141.3
             Allowance for depreciation                   (465.9)            (445.2)
                                                   --------------    ---------------
                                                         $  704.0           $  696.1
                                                   ==============    ===============

     NOTE 6 - LONG-TERM DEBT

     Long-term debt at the end of each period consisted of the following (in millions):

                                                    March 31,         December 31,
                                                       1998               1997
                                                  --------------     --------------
             Medium-term notes                           $  263.0           $  263.0
             Commercial paper                               241.0              517.0
             Other long-term debt                            20.3               16.7
                                                   --------------     --------------
                                                            524.3              796.7
             Current portion                                (1.2)             (12.7)
                                                   --------------     --------------
                                                         $  523.1           $  784.0
                                                  ===============     ==============

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

                                       Basic                              Convertible          Diluted
                                      Earnings        "In the money"       Preferred          Earnings
                                     per Share        stock options       Securities          per Share
     Net Income                           $  149.9             $  0.0             $  4.0          $  153.9
     Weighted average
         shares outstanding                  159.3                0.7                9.9             169.9
     Earnings per Share                  $    0.94                                               $    0.91

   Basic and diluted earnings per share for the first quarter of 1997 was $0.24.

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

   The accumulated Other Comprehensive Income balances are summarized as follows (in millions):

                                                                     Net Unrealized
                                                                         Gain on            Accumulated
                                                     Foreign           Securities              Other
                                                     Currency           Available          Comprehensive
                                                   Translation        For Sale (1)            Income
                                                  --------------     --------------       ---------------
     Balance at December 31, 1997                       $  (22.6)            $  78.8            $     56.2
     Change during three months
         ended March 31, 1998                               (0.1)             (78.8)                (78.9)
     Balance at March 31, 1998                          $  (22.7)           $    0.0             $  (22.7)
                                                  ===============    ===============      ================


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


   NOTE 13   RECLASSIFICATION OF TRADE NAMES AND GOODWILL AMORTIZATION

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




                                                        Three Months Ended
                                                             March 31,
                                                 --------------------------------
                                                      1998               1997
                                                 -------------      --------------

     Net sales                                            100.0%            100.0%
     Cost of products sold                                 70.1%             69.9%
                                                   -------------    --------------
          GROSS INCOME                                     29.9%             30.1%

     Selling, general and
         administrative expenses                           17.2%             17.5%

     Trade names and goodwill
         amortization and other                             2.8%              1.0%
                                                   -------------    --------------
         OPERATING INCOME                                   9.9%             11.6%
                                                   -------------    --------------

     Nonoperating expenses (income):
         Interest expense                                   1.6%             2.0%
         Other, net                                      (24.9)%            (0.3)%
                                                   -------------    --------------
         Net nonoperating
             expenses (income)                           (23.3)%              1.7%
                                                   -------------    --------------
         INCOME BEFORE INCOME
             TAXES                                         33.2%              9.9%
     Income taxes                                          13.1%              3.9%
                                                   -------------     -------------
         NET INCOME                                        20.1%              6.0%
                                                   =============     =============

     /TABLE

   THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31,
   1997

   Net sales for the first three months of 1998 were $747.3 million, representing an increase of $117.9 million or 18.7% from $629.4 million in the comparable quarter of 1997. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Eldon (acquired in June 1997), and strong shipments at the Sanford writing instruments business. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:


                                                    1998               1997          % change
                                               --------------     --------------     ---------
         Hardware & Home Furnishings                  $  373.6           $  297.9         25.4%(1)
         Office Products                                 202.9              150.2         35.1%(2)
         Housewares                                      170.8              181.3        (5.8)%(3)
                                                      $  747.3           $  629.4         18.7%

     (1)      Internal growth* of 3% plus the Kirsch acquisition.
     (2)      Internal growth of 8% plus the Rolodex and Eldon acquisitions.
     (3) Internal sales declines due to soft European economies and U.S. mass merchant sales.

     * The Company defines internal growth as growth from the core businesses, which include continuing business owned more than two years and minor acquisitions.

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

   Selling, general and administrative expenses ("SG&A") in the first three months of 1998 were 17.2% of net sales or $128.7 million versus 17.5% or $110.0 million in the comparable quarter of 1997. SG&A as a percentage of net sales declined in 1997 as a result of lower core business SG&A spending as a percentage of sales, offset partially by Kirsch, which had a higher SG&A than the Company's average SG&A as a percentage of net sales. As this acquisition is integrated, the Company its SG&A spending as a percentage of net sales to decline.


   The Company is reclassifying trade names and goodwill amortization from nonoperating expenses to operating expenses for all periods presented. Trade names and goodwill amortization and other in the first three months of 1998 were 2.8% of net sales or $20.6 million versus 1.0% or $6.1 million in the comparable quarter of 1997. The increase in the first quarter of 1998 was primarily due to one-time charges of $11.4 million (which included write-offs of intangible assets). The Company expects to record additional one-time charges in the subsequent quarters of 1998 for restructuring related to 1998 acquisitions which were in process at March 31, 1998 but not yet completed.

   Operating income in the first three months of 1998 was 9.9% of net sales or $74.1 million versus 11.6% or $73.3 million in the comparable quarter of 1997. Excluding the one-time charges of $11.4 million, operating income in the first quarter of 1998 was 11.4% of net sales or $85.5 million. The slight decrease in operating margins was primarily due to the 1997 acquisitions, which had operating margins that were lower than the Company's average operating margins. This decrease was offset partially by an increase in margins at several of the Company's core businesses. As the 1997 acquisitions are integrated, the Company expects their operating margins to improve.

   Net nonoperating income in the first three months of 1998 was 23.3% of net sales or $174.0 million versus net nonoperating expenses of 1.7% of net sales or $10.7 million in the comparable quarter of 1997. The $184.7 million increase in income was due to a one-time net gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation. This increase was offset partially by $6.7 million of distributions related to the convertible preferred securities issued by a subsidiary trust in December 1997.


   For the first three months of both 1998 and 1997, the effective tax rate was 39.6%.

   Net income for the first three months of 1998 was $149.9 million, representing an increase of $112.1 million from the comparable quarter of 1997. Basic earnings per share increased 291.7% to $0.94 in the first quarter of 1998 versus $0.24 in the first quarter of 1997. Diluted earnings per share increased 279.2% to $0.91 vs. $0.24 in the first quarter of 1997. Excluding the one-time net gain on the sale of Black & Decker stock of $191.5 million ($115.7 million after taxes) and one-time charges of $11.4 million ($6.9 million after taxes), net income increased $3.3 million or 8.7% to $41.1 million the first quarter of 1998 versus $37.8 million in 1997. Basic and diluted earnings per share, excluding the nonrecurring items, increased 8.3% to $0.26 versus $0.24 in the first quarter of 1997.

   LIQUIDITY AND CAPITAL RESOURCES

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided by operating activities in the first three months of 1998 was $59.8 million, representing an increase of $17.6 million from $42.2 million for the comparable period of 1997. The increase was due to higher collections of receivables resulting from strong 1997 fourth quarter sales.

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

   At March 31, 1998, the Company had outstanding $263.0 million
   (principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average annual rate of interest equal to 6.3%.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used in acquiring businesses was $132.5 million and $117.6 million in the first three months of 1998 and 1997, respectively. In the first quarter of 1998, the Company acquired Swish Track and Pole and made another minor acquisition for cash purchase prices totaling $127.7 million. In the first three months of 1997, the Company acquired Rolodex for a cash purchase price totaling $118.0 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   Capital expenditures were $27.1 million and $15.4 million in the first three months of 1998 and 1997, respectively.

   The Company has paid regular cash dividends on its common stock since 1947. On February 10, 1998, the quarterly cash dividend was increased to $0.18 per share from the $0.16 per share that had been paid since February 11, 1997. Prior to this date, the quarterly cash dividend paid was $0.14 per share since February 6, 1996, which was an increase from the $0.12 per share paid since May 11, 1995. Aggregate dividends paid during the first six months of 1998 and 1997 were $28.7 million and $25.4 million, respectively.

   Retained earnings increased in the first three months of 1998 and 1997 by $121.2 million and $12.3 million, respectively. The increase in 1998 was primarily due to a net gain of $191.5 million ($115.7 million after taxes) on the sale of the Black & Decker common stock.

   Working capital at March 31, 1998 was $627.2 million compared to $717.6 million at December 31, 1997. The current ratio at March 31, 1998 was 1.89:1 compared to 2.08:1 at December 31, 1997.

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

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts. Based on the Company's overall interest rate, currency rate and commodity price exposures at June 30, 1998, management of the Company believes that a short-term change in any of these exposures will not have a material effect on the consolidated financial statements of the Company.

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

   Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

        *11.  Computation of Earnings per Share of Common Stock

        *12.  Statement of Computation of Ratio of Earnings to Fixed
   Charges

        27.  Financial Data Schedule

        *Previously filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

   (b)  Reports on Form 8-K:

        Registrant filed a Report on Form 8-K dated May 7, 1998, reporting the acquisition by Registrant of Calphalon Corporation.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEWELL CO.
                                      Registrant



                                      /s/  Dale L. Matschullat
                                      --------------------------------
                                      Dale L. Matschullat
                                      Vice President - General Counsel


                                      Date:  August 13, 1998

                                      ---------------------------------