Form 10-Q
period 1998-06-30
NEWELL CO
filed 1998-08-14
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 1998



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


                            Yes   /X/     No / /


   Number of shares of Common Stock outstanding as of July 24, 1998: 162,623,122

   PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

                                                   NEWELL CO. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited, in thousands, except per share data)


                                                        Three Months Ended                      Six Months Ended
                                                          Ended June 30,                            June 30,
                                                 --------------------------------       -------------------------------
                                                      1998              1997*               1998              1997*
                                                 -------------      -------------       ------------     --------------
      Net sales                                       $ 922,730       $   819,389         $1,693,229         $1,469,339
      Cost of products sold                             615,359           549,278          1,154,904          1,004,177
                                                      ---------       -----------         ----------         ----------
           GROSS INCOME                                 307,371           270,111            538,325            465,162
      Selling, general and
          administrative expenses                       133,799           122,934            271,003            238,354
      Trade names and goodwill
          amortization and other                          9,654             7,286             30,250             13,368
                                                      ---------        ----------         ----------          ---------
          OPERATING INCOME                              163,918           139,891            237,072            213,440

      Nonoperating expenses (income):
          Interest expense                               11,477            15,989             23,984             29,280
          Other, net                                      5,478            (3,620)          (180,355)            (5,676)
                                                      ---------        ----------         ----------          ---------
          Net nonoperating
              expenses (income)                          16,955            12,369           (156,371)            23,604
                                                      ---------        ----------         ----------          ---------
          INCOME BEFORE INCOME
              TAXES                                     146,963           127,522            393,443            189,836
      Income taxes                                       58,197            50,502            155,803             75,178
                                                      ---------        ----------         ----------         ----------
          NET INCOME                                  $  88,766        $   77,020         $  237,640         $  114,658
                                                      =========        ==========         ==========         ==========

      Earnings per share:
          Basic                                       $    0.55        $     0.47         $     1.46         $     0.71
          Diluted                                          0.54              0.47               1.42               0.70
      Dividends per share                             $    0.18        $     0.16         $     0.36         $     0.32
      Weighted average shares
          outstanding:
          Basic                                         162,497           162,164            162,440            162,108
          Diluted                                       173,145           162,804            173,009            162,748


     See notes to consolidated financial statements.

     *Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

                                                   NEWELL CO. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited, in thousands)



                                                      June 30,                 % of          December 31,              % of
                                                        1998                  Total              1997*                Total
                                                    -----------               -----          ------------             -----
      ASSETS
      CURRENT ASSETS
          Cash and cash equivalents                 $    68,422                1.6%          $    36,107               0.9%
          Accounts receivable, net                      629,960               14.8%              544,375              13.6%
          Inventories, net                              696,440               16.4%              653,200              16.3%
          Deferred income taxes                         188,434                4.4%              134,732               3.4%
          Prepaid expenses and other                     79,371                1.9%               65,280               1.6%
                                                     ----------               -----           ----------              -----
          TOTAL CURRENT ASSETS                        1,662,627               39.1%            1,433,694              35.7%

      MARKETABLE EQUITY SECURITIES                            -                0.0%              307,121               7.7%
      OTHER LONG-TERM INVESTMENTS                        55,388                1.3%               51,020               1.3%
      OTHER ASSETS                                      157,783                3.7%              144,502               3.6%
      PROPERTY, PLANT AND
          EQUIPMENT, NET                                763,799               18.0%              711,325              17.7%
      TRADE NAMES & GOODWILL, NET                     1,611,698               37.9%            1,364,072              34.0%
                                                     ----------              ------           ----------             ------
          TOTAL ASSETS                               $4,251,295              100.0%           $4,011,734             100.0%
                                                     ==========              ======           ==========             ======



     See notes to consolidated financial statements.

     *Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

                                                   NEWELL CO. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)
                                                    (Unaudited, in thousands)


                                                               June 30,            % of          December 31,           % of
                                                                 1998             Total             1997*              Total
                                                             ------------         -----          ------------          -----
     LIABILITIES AND
         STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
         Notes payable                                        $   71,408          1.7%            $   40,366           1.0%
         Accounts payable                                        138,330          3.3%               138,531           3.5%
         Accrued compensation                                     81,496          1.9%                82,676           2.1%
         Other accrued liabilities                               562,030         13.2%               397,948           9.9%
         Income taxes                                             45,973          1.1%                11,797           0.3%
         Current portion of long-term debt                         9,846          0.2%                43,548           1.1%
                                                             -----------        ------            ----------          -----
         TOTAL CURRENT LIABILITIES                               909,083         21.4%               714,866          17.8%

     LONG-TERM DEBT                                              770,172         18.1%               786,793          19.6%
     OTHER NONCURRENT LIABILITIES                                194,720          4.6%               186,382           4.6%
     DEFERRED INCOME TAXES                                        46,063          1.1%                90,120           2.2%
     MINORITY INTEREST                                             8,937          0.2%                 8,352           0.2%
     COMPANY-OBLIGATED
         MANDATORILY REDEEMABLE
         CONVERTIBLE PREFERRED
         SECURITIES OF A
         SUBSIDIARY TRUST                                        500,000         11.8%               500,000          12.5%

     STOCKHOLDERS' EQUITY
         Common stock - authorized shares,
         400.0 million at $1 par value;                          162,592          3.8%               162,330           4.0%
         Outstanding shares:
         1998 - 162.6 million
         1997 - 162.3 million
         Additional paid-in capital                              200,263          4.7%               201,045           5.0%
         Retained earnings                                     1,484,232         34.9%             1,305,643          32.5%
         Net unrealized gain on securities
              available for sale                                       -          0.0%                78,839           2.0%
         Cumulative translation adjustment                       (24,767)        (0.6)%              (22,636)         (0.6)%
                                                             -----------                         -----------
     TOTAL STOCKHOLDER'S EQUITY                                1,822,320         42.9%             1,725,221          43.0%
                                                             -----------        ------           -----------         ------
              TOTAL LIABILITIES AND
                STOCKHOLDER'S EQUITY                         $ 4,251,295        100.0%           $ 4,011,734         100.0%
                                                             ===========        ======           ===========         ======


     See notes to consolidated financial statements.

     *Restated for the merger with Calphalon Corporation, which was accounted for as pooling of interests.

                                                 NEWELL CO. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)


                                                                                      For the Six Months Ended
                                                                                              June 30,
                                                                                      ------------------------
                                                                            1998                                  1997*
                                                                            ----                                  ----
      OPERATING ACTIVITIES:
      Net income                                                         $  237,640                            $  114,658
      Adjustments to reconcile net income
          to net cash provided by
          operating activities:
          Depreciation and amortization                                      73,862                                61,884
          Deferred income taxes                                              22,670                                18,532
          Net gain on sale of marketable
              equity securities                                            (115,674)                                    -
      Write-off of intangible                                                 4,288                                     -
          assets and other
      Other                                                                   3,051                                (2,504)
      Changes in current accounts, excluding
          the effects of acquisitions:
          Accounts receivable                                               (56,865)                              (57,749)
          Inventories                                                       (24,630)                              (43,944)
          Other current assets                                              (14,689)                                2,852
          Accounts payable                                                  (18,107)                               (7,034)
          Accrued liabilities and other                                    (115,263)                              (58,089)
                                                                         ----------                            ----------
          NET CASH PROVIDED BY (USED IN)
              OPERATING ACTIVITIES                                           (3,717)                               28,606
                                                                         ----------                            ----------
      INVESTING ACTIVITIES:
      Acquisitions, net                                                    (158,615)                             (570,096)
      Expenditures for property,
          plant and equipment                                               (45,118)                              (27,013)
      Sale of marketable
          equity securities                                                 378,321                                     -
      Disposals of non-current assets
          and other                                                         (16,626)                               (7,664)
                                                                         ----------                            ----------
          NET CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                                          157,962                              (604,773)
                                                                         ----------                            ----------

     See notes to consolidated financial statements.

     *Restated for the merger with Calphalon Corporation, which was accounted for as pooling of interests.

                                                   NEWELL CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)


                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                        ------------------------
                                                                              1998                                  1997*
                                                                              ----                                  ----
     FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                            35,559                               770,441
     Payments on notes payable
          and long-term debt                                                  (97,762)                              (69,957)
     Proceeds from exercised stock
          options and other                                                    (1,647)                                3,355
     Cash dividends                                                           (57,924)                              (50,879)
                                                                            ----------                           ----------
         NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                                           (121,774)                              602,960
                                                                            ----------                            ---------
     Exchange rate effect on cash                                                (156)                               (8,428)

         INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                             32,315                                18,365
     Cash and cash equivalents at
     beginning of year                                                         36,107                                 4,363
                                                                           ----------                            ----------
         CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                                             $   68,422                                22,728
                                                                           ==========                            ==========


     Supplemental cash flow disclosures -
          Cash paid during the period for:
              Income taxes                                                 $  102,522                            $   58,064
              Interest                                                     $   32,554                            $   28,712


     See notes to consolidated financial statements.

     *Restated for the merger with Calphalon Corporation, which was accounted for as pooling of interests.

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

   NOTE 2 - ACQUISITIONS AND DIVESTITURES

   On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products, including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Product division. On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings division. The Kirsch European businesses operate as a separate division, Kirsch Window Fashions Europe. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the ELDON{R} brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, resin-based office furniture and storage and organization products. Eldon was integrated into the Company's Newell Office Products division. On March 27, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Kirsch Window Fashions Europe. On June 30, 1998, the Company purchased Panex S.A. Industria e Comercio ("Panex"), a manufacturer and marketer of aluminum cookware products in Brazil. Panex operates as part of the Company's Mirro division. For these and other minor acquisitions, the Company paid $909.8 million in cash and assumed $58.3 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $729.1 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements. The unaudited consolidated results of operations for the six months ended June 30, 1998 and 1997 on a pro forma basis, as though the Rolodex, Kirsch, Eldon, Swish and Panex businesses had been acquired on January 1, 1997, are as follows (in millions, except per share amounts):

                                                Six Months Ended
                                                    June 30,
                                                ----------------
                                             1998                1997
                                             ----                ----
    Net sales                             $ 1,760.1           $ 1,772.0
    Net income                                234.4               104.4
    Earnings per share (basic)            $    1.44           $    0.64


   On May 7, 1998, a subsidiary of the Company merged with Calphalon Corporation ("Calphalon"), a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of common stock for all of the common stock of Calphalon. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger.

   On June 25, 1998, the Company entered into a definitive agreement to sell its school supplies and stationery business. Completion of the sale is subject to certain conditions and approvals, and is expected during the third quarter of 1998. Sales for this business were approximately $90.0 million in 1997.

   NOTE 3 - INVENTORIES

   The components of inventories at the end of each period, net of the LIFO reserve, were as follows (in millions):

                                          June 30,        December 31,
                                            1998              1997
                                          --------        -----------
        Materials and supplies            $  167.6            $  147.9
        Work in process                      133.3               109.9
        Finished products                    395.5               395.4
                                          --------            --------
                                          $  696.4            $  653.2
                                          ========            ========

   NOTE 4 - MARKETABLE EQUITY SECURITIES

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
                                                       December 31,
                                                           1997
                                                       ------------
        Aggregate market value                            $  307.1
        Aggregate cost                                       176.8
                                                          --------
        Unrealized gain                                   $  130.3
                                                          ========

   NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at the end of each period consisted of the following (in millions):

                                            June 30,        December 31,
                                              1998              1997
                                           ----------       ------------
      Land                                  $   34.1           $   34.1
      Buildings and improvements               334.7              292.7
      Machinery and equipment                  910.3              840.9
                                            --------           --------
                                             1,279.1            1,167.7
      Allowance for depreciation              (515.3)            (456.4)
                                            --------           --------
                                            $  763.8           $  711.3
                                            ========           ========

   NOTE 6 - LONG-TERM DEBT

   Long-term debt at the end of each period consisted of the following (in millions):

                                    June 30,         December 31,
                                      1998               1997
                                   ---------         ------------
        Medium-term notes          $  263.0             $  263.0
        Commercial paper              478.0                517.0
        Other long-term debt           39.0                 50.3
                                   --------             --------
                                      780.0                830.3
        Current portion                (9.8)               (43.5)
                                   --------             --------
                                   $  770.2             $  786.8
                                   ========             ========

   Commercial paper in the amount of $478.0 million at June 30, 1998 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement.

   NOTE 7 - COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
   PREFERRED SECURITIES OF A SUBSIDIARY TRUST OF THE COMPANY

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

   NOTE 8 - EARNINGS PER SHARE

   Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported earnings per share for 1997 were restated. The impact on previously reported earnings per share was immaterial. The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and convertible preferred securities). A reconciliation of the difference between basic and diluted earnings per share for the first six months of 1998 is shown below (in millions, except per share amounts):

                                                   Basic                                 Convertible           Diluted
                                                  Earnings        "In the money"          Preferred            Earnings
                                                 per Share         stock options         Securities           per Share
                                              ---------------    -----------------    ----------------     ---------------
                 Net Income                       $  237.6           $  0.0               $  8.0              $  245.6
                 Weighted average
                     shares outstanding              162.4              0.7                  9.9                 173.0
                 Earnings per share               $   1.46                                                    $   1.42

   Basic earnings per share for the first six months of 1997 was $0.71. Diluted earnings per share for the first six months of 1997 was $0.70.

   NOTE 9 - COMPREHENSIVE INCOME

   In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company's Comprehensive Income consists of net income, foreign currency translation adjustments and unrealized gains on marketable equity securities (if any).

   The Company sold its stake in The Black & Decker Corporation during the first quarter of 1998 and has no other material marketable equity security position as of June 30, 1998. Therefore, the Company's Comprehensive Income in the first six months of 1998 includes, in addition to net income, only foreign currency translation adjustments, which were immaterial. The Company's Comprehensive Income in the first six months of 1997 included unrealized gains on marketable equity securities of $34.3 million, offset partially by currency translation losses of $8.4 million.


   The accumulated Other Comprehensive Income balances are summarized as follows (in millions):

                                                                                 Net Unrealized
                                                                                    Gain on            Accumulated
                                                                 Foreign           Securities             Other
                                                                Currency           Available          Comprehensive
                                                               Translation        For Sale (1)            Income
                                                               -----------       --------------       -------------
                 Balance at December 31, 1997                   $  (22.6)            $  78.8            $   56.2
                 Change during six months
                     ended June 30, 1998                            (2.2)              (78.8)             (81.0)
                                                                --------             -------            --------
                 Balance at June 30, 1998                       $  (24.8)            $   0.0            $ (24.8)
                                                                ========             =======            ========


     (1) On March 3, 1998, the Company sold its stake in The Black & Decker Corporation and realized a net pre-tax gain of approximately $191.5 million ($115.7 million after taxes).  The difference between the $78.8 million after-tax balance at December 31, 1997 and the $115.7 million after-tax gain recorded in the first quarter of 1998 represents the appreciation on the shares sold on March 3, 1998 from December 31, 1997 through March 3, 1998.

   NOTE 10 - INTERIM SEGMENT REPORTING

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

   NOTE 11 - DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS

   Effective December 31, 1998, the Company will adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

   NOTE 12 - RECLASSIFICATION OF TRADE NAMES AND GOODWILL AMORTIZATION

   The Company is reclassifying trade names and goodwill amortization from nonoperating expenses to operating expenses for all periods presented.

   NOTE 13 - SUBSEQUENT EVENTS

   On July 13, 1998, the Company entered into a definitive agreement to acquire the Gardinia Group, a manufacturer and supplier of window treatments primarily marketed to retailers in Germany and other European markets. Completion of the acquisition is subject to certain customary conditions and approvals, and the acquisition is expected to close during the third quarter of 1998. Sales for the Gardinia Group were approximately $160.0 million in 1997.

   On August 3, 1998, the Company entered into a definitive agreement to sell its North American plastic storageware and serveware businesses. Completion of the sale is subject to certain customary conditions and approvals, and the sale is expected to close during the third quarter of 1998. Sales for these businesses were approximately $70.0 million in 1997.

   PART I.

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   RESULTS OF OPERATIONS
   ---------------------

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                                        ------------------                      ----------------
                                                      1998               1997*              1998               1997*
                                                  -----------         ----------         ----------        -----------
     Net sales                                         100.0%             100.0%             100.0%             100.0%
     Cost of products sold                              66.7%              67.0%              68.2%              68.3%
                                                    ---------          ---------         ----------          ---------
          GROSS INCOME                                  33.3%              33.0%              31.8%              31.7%

     Selling, general and
          administrative expenses                       14.5%              15.0%              16.0%              16.2%
     Trade names and goodwill
          amortization and other                         1.0%               0.9%               1.8%               1.0%
                                                    ---------          ---------         ----------          ---------
          OPERATING INCOME                              17.8%              17.1%              14.0%              14.5%

     Nonoperating expenses (income):
          Interest expense                               1.2%               2.0%               1.4%               2.0%
          Other, net                                     0.7%             (0.5)%             (10.6)%             (0.4)%
                                                    ---------          ---------         ----------         ----------
          Net nonoperating
              expenses (income)                          1.9%               1.5%              (9.2)%              1.6%
                                                    ---------          ---------         ----------         ----------
          INCOME BEFORE INCOME TAXES                    15.9%              15.6%              23.2%               2.9%
          Income taxes                                   6.3%               6.2%               9.2%               5.1%
                                                    ---------          ---------         ----------         ----------

          NET INCOME                                     9.6%               9.4%              14.0%               7.8%
                                                    =========          =========         ==========          =========

     *Restated for the merger with Calpalon Corporation, which was accounted for as a pooling of interests.

   THREE MONTHS ENDED JUNE 30, 1998 VS. THREE MONTHS ENDED JUNE 30, 1997

   Net sales for the second quarter of 1998 were $922.7 million, representing an increase of $103.4 million or 12.6% from $819.3 million in the comparable quarter of 1997. The overall increase in net sales was primarily attributable to contributions from Kirsch

   (acquired in May 1997), Eldon (acquired in June 1997), Swish (acquired in March 1998) and strong shipments at the Company's core* Office Products (primarily Sanford writing instruments) and Home Furnishings businesses (primarily Intercraft/Burnes picture frames and Newell/Levolor window treatments). These results were offset partially by softness in the Housewares business (primarily Mirro aluminum cookware and bakeware) as a result of reductions in inventory at retail. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:

                                      1998         1997      % change
                                    --------     --------    --------
   Hardware & Home Furnishings      $  429.7     $  339.7      26.5% (a)
   Office Products                     298.4        266.4      12.0% (b)
   Housewares                          194.6        213.2      (8.7)%(c)
                                    --------     --------
                                    $  922.7     $  819.3      12.6%
                                    ========     ========

   (a) Internal growth** of 6% plus the Kirsch and Swish acquisitions.
   (b) Internal growth of 7% plus the Eldon acquisition.
   (c) Internal sales declines.
   * The Company defines a core business as a continuing business owned more than two years, including minor acquisitions.
   ** The Company defines internal growth as growth from its core businesses.

   Gross income as a percentage of net sales in the second quarter of 1998 was 33.3% or $307.4 million versus 33.0% or $270.1 million in the comparable quarter of 1997. Gross margins improved in the second quarter of 1998 as a result of improvements at several of the Company's core businesses and cost savings related to the integration of the 1997 acquisitions into existing divisions.

   Selling, general and administrative expenses ("SG&A") in the second quarter of 1998 were 14.5% of net sales or $133.8 million versus 15.0% or $122.8 million in the comparable quarter of 1997. SG&A as a percentage of net sales declined in the second quarter of 1998 as a result of stable core business SG&A spending and cost savings achieved as Rolodex (acquired in March 1997), Kirsch and Eldon are being integrated.

   The Company has reclassified trade names and goodwill amortization from nonoperating expenses to operating expenses for all periods presented. Trade names and goodwill amortization as a percentage of net sales in the second quarter of 1998 was comparable to the second quarter of 1997.

   Operating income in the second quarter of 1998 was 17.8% of net sales or $163.9 million versus 17.1% or $140.0 million in the comparable quarter of 1997. The increase in operating margins was primarily due to an increase in margins at several of the Company's core businesses. These increases were offset partially by the 1997 and 1998 acquisitions, whose operating margins are improving as they are being integrated, but are still operating at less than the Company's average operating margins.

   Net nonoperating expenses in the second quarter of 1998 were 1.9% of net sales or $17.0 million versus 1.5% of net sales or $12.4 million in the comparable quarter of 1997. The $4.6 million increase was due primarily to $6.7 million of distributions related to the convertible preferred securities issued by a subsidiary trust in December 1997.

   For the first three months of both 1998 and 1997, the effective tax rate was 39.6%.

   Net income for the second quarter of 1998 was $88.7 million, representing an increase of $11.6 million or 15.0% from the comparable quarter of 1997. Basic earnings per share increased 17.0% to $0.55 in the second quarter of 1998 versus $0.47 in the second quarter of 1997. Diluted earnings per share increased 14.9% to $0.54 vs. $0.47 in the second quarter of 1997. The increases in net income and earnings per share were primarily due to cost savings related to the integration of Rolodex, Kirsch, and Eldon and strong shipments at Sanford, Intercraft/Burnes and Newell/Levolor. These results were offset partially by softness at Mirro.

   SIX MONTHS ENDED JUNE 30, 1998 VS. SIX MONTHS ENDED JUNE 30, 1997

   Net sales for the first six months of 1998 were $1,693.2 million, representing an increase of $223.9 million or 15.2% from $1,469.3 million in the comparable period of 1997. The overall increase in net sales was primarily attributable to contributions from Rolodex, Kirsch, Eldon, Swish and strong shipments at Sanford, Intercraft/Burnes and Newell/Levolor. These results were offset partially by softness at Mirro. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:

                              1998         1997       % change
                             ------       -------     --------
          Hardware & Home   $    803.3   $    637.6    26.0%  (a)
             Furnishings
          Office Products        501.3        416.6    20.3%  (b)
          Housewares             388.6        415.1    (6.4)% (c)
                            ----------   ----------
                            $  1,693.2   $  1,469.3    15.2%
                            ==========   ==========

   (a) Internal growth of 5% plus the Kirsch and Swish acquisitions.
   (b) Internal growth of 8% plus the Rolodex and Eldon acquisitions.
   (c) Internal sales declines.

   Gross income as a percentage of net sales in the first six months of 1998 was 31.8% or $538.4 million versus 31.7% or $465.2 million in the comparable period of 1997. Gross margins at several of the Company s core businesses improved while the 1997 acquisitions had gross margins which were slightly lower than the Company's average gross margins. As these acquisitions are integrated, the Company expects their gross margins to continue to improve.

   SG&A in the first six months of 1998 were 16.0% of net sales or $271.0 million versus 16.2% or $238.3 million in the comparable period of 1997. SG&A as a percentage of net sales declined in the second quarter of 1998 as a result of stable core business SG&A spending and cost savings achieved as the Rolodex, Kirsch and Eldon acquisitions are being integrated.

   The Company has reclassified trade names and goodwill amortization from nonoperating expenses to operating expenses for all periods presented. Trade names and goodwill amortization as a percentage of net sales in the first six months of 1998 was comparable to the first six months of 1997, excluding one-time charges (which included write-offs of intangible assets) of $11.4 million recorded in the first quarter of 1998.

   Operating income in the first six months of 1998 was 14.0% of net sales or $237.1 million versus 14.5% or $213.5 million in the comparable period of 1997. Excluding the one-time charges of $11.4 million, operating income in the first six months of 1998 was $248.5 million or 14.7% of net sales. The slight increase in operating margins in the first six months of 1998, excluding the one-time charges, was primarily due to an increase in margins at several of the Company's core businesses. These increases were offset partially by the 1997 and 1998 acquisitions, whose operating margins are improving as they are being integrated, but are still operating at less than the Company's average operating margins.

   Net nonoperating income in the first six months of 1998 was 9.2% of net sales or $156.3 million versus net nonoperating expenses of 1.6% of net sales or $23.6 million in the comparable period of 1997. The $179.9 million increase in income was due to a one-time net gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation. This gain was offset partially by distributions of $13.3 million related to the convertible preferred securities issued by a subsidiary trust in December 1997.

   For the first six months of both 1998 and 1997, the effective tax rate was 39.6%.

   Net income for the first six months of 1998 was $237.6 million, representing an increase of $122.9 million or 107.1% from the comparable period of 1997. Basic earnings per share increased 105.6% to $1.46 in the first six months of 1998 versus $0.71 in the first six months of 1997. Diluted earnings per share increased 102.9% to $1.42 vs. $0.70 in the first six months of 1997. Excluding the one-time net gain on the sale of Black & Decker stock of $191.5 million ($115.7 million after taxes) and one-time charges of $11.4 million ($6.9 million after taxes), net income increased $14.1 million or 12.3% to $128.8 million in the first six months of 1998 versus $114.7 million in the first six months of 1997. Basic earnings per share, excluding the nonrecurring items, increased 11.3% to $0.79 versus $0.71 in the first six months of 1997 and diluted earnings per share increased 12.9% to $0.79 versus $0.70 in the first six months of 1997.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash used in operating activities in the first six months of 1998 was $3.7 million, representing a decrease of $32.3 million from cash provided by operating activities of $28.6 million for the comparable period of 1997. The decrease was due to $75.8 million of taxes paid in the seconod quarter of 1998 on the $191.5 million net gain on the sale of Black & Decker common stock sold in the first quarter of 1998. This decrease was offset partially by an increase in net income in the first six months of 1998 (excluding nonrecurring items) of $14.1 million, an increase in depreciation and amortization of $12.0 million and better management of inventories of $19.3 million.

   On March 3, 1998, the Company received $378.3 million from the sale of 7,862,300 shares of Black & Decker common stock. The proceeds from the sale were used to pay down commercial paper.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at June 30, 1998 totaled $71.4 million.

   During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At June 30, 1998, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At June 30, 1998, $478.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

   The Company has a universal shelf registration statement under which the Company may issue up to $500.0 million of debt and equity securities, subject to market conditions. At June 30, 1998, the Company had not issued any securities under this registration statement. However, in July 1998, the Company issued an aggregate $325.0 million (principal amount) of medium-term notes under this registration statement, the proceeds of which were used to pay down commercial paper.

   At June 30, 1998, the Company had outstanding $263.0 million
   (principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average annual rate of interest equal to 6.3%.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used in acquiring businesses was $158.6 million and $570.1 million in the first six months of 1998 and 1997, respectively. In the first six months of 1998, the Company acquired Swish Track and Pole, Panex, and made another minor acquisition for cash purchase prices totaling $160.7 million. In the first six months of 1997, the Company acquired Rolodex, Kirsch and Eldon for cash purchase prices totaling $595.9 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   Capital expenditures were $45.1 million and $27.0 million in the first six months of 1998 and 1997, respectively.

   The Company has paid regular cash dividends on its common stock since 1947. On February 10, 1998, the quarterly cash dividend was increased to $0.18 per share from the $0.16 per share that had been paid since February 11, 1997. Prior to this date, the quarterly cash dividend paid was $0.14 per share since February 6, 1996, which was an increase from the $0.12 per share paid since May 11, 1995. Aggregate dividends paid during the first six months of 1998 and 1997 were $57.9 million and $50.9 million, respectively.

   Retained earnings increased in the first six months of 1998 and 1997 by $178.6 million and $65.2 million respectively. The increase in 1998 was primarily due to a net pre-tax gain of $191.5 million ($115.7 million after taxes) on the sale of the Black & Decker common stock.

   Working capital at June 30, 1998 was $753.5 million compared to $718.8 million at December 31, 1997. The current ratio at June 30, 1998 was 1.83:1 compared to 2.01:1 at December 31, 1997.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders' equity) was .25:1 at June 30, 1998 and .27:1 at December 31, 1997.

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

   FORWARD LOOKING STATEMENTS
   --------------------------

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, expenses, margins, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, internal growth rates, the Year 2000 plan, future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and in Exhibit 99 thereto.

   PART I.

   Item 3.

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).


   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings

   As of June 30, 1998, the Company was involved in 35 matters concerning federal and state environmental laws and regulations, including matters in which it had been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") for contaminated sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including, the extent of the Company's volumetric contribution at each CERCLA site relative to that of other PRPs: the kind of waste; where applicable, the terms of existing cost sharing and other agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs is disputed. Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of June 30, 1998 ranged between $19.8 million and $27.9 million. As of June 30, 1998, the Company had a reserve equal to $24.3 million for such environmental costs in aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs, and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

   Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to the civil suit filed by the California Attorney General and the Alameda County District Attorney against numerous defendants, including a subsidiary of the Company (which was coordinated with the case filed as a national and California private class action in 1997), on June 22, 1998, the Court entered a Stipulated Consent Judgement resolving the Attorney General's case as to the Company's subsidiary and most of the defendants. The Company's contribution to the judgement amount is not expected to be material to the Company's consolidated financial statements. Other related litigation described in Note 15 remains pending. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:

        11.  Computation of Earnings per Share of Common Stock

        12.  Statement of Computation of Ratio of Earnings to Fixed
             Charges

        27.  Financial Data Schedule

   (b)  Reports on Form 8-K:

   Registrant filed a Report on Form 8-K dated May 7, 1998 reporting the acquisition by Registrant of Calphalon Corporation.

   Registrant filed a Report on Form 8-K dated July 9, 1998 reporting that the Registrant entered into a Terms Agreement in connection with a public offering of a series of Medium-Term Notes under Registrant's Shelf Registration Statement on Form S-3 (Registration No. 33-64225).

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEWELL CO.
                                      Registrant


   Date:   August 12, 1998            /s/ William T. Alldredge
                                      -----------------------------
                                      William T. Alldredge
                                      Vice President - Finance



   Date:   August 12, 1998            /s/ Brett E. Gries
                                      -----------------------------
                                      Brett E. Gries
                                      Vice President - Accounting & Tax