Form 10-Q/A
period 1998-06-30
NEWELL CO
filed 1998-08-14
CIK 814453

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


  THIS AMENDMENT NO. 1 TO NEWELL CO.'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 IS BEING FILED TO CORRECT
  TYPOGRAPHICAL ERRORS IN THE "NEWELL CO. AND SUBSIDIARIES CONSOLIDATED STATMENTS OF CASH FLOWS" IN PART I, ITEM I AND THE "NEWELL CO. AND SUBSIDIARIES STATEMENT OF COMPUTATION OF RATIO EARNINGS TO FIXED CHARGES"
  IN EXHIBIT 12. THIS AMENDMENT REPLACES NEWELL CO.'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 IN ITS ENTIRETY.

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

                                                   NEWELL CO. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)


                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                                        ------------------------
                                                                             1998                                  1997*
                                                                              ----                                  ----

     FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                            35,559                               720,441
     Payments on notes payable
          and long-term debt                                                  (97,762)                              (69,957)
     Proceeds from exercised stock
          options and other                                                    (1,647)                                3,355
     Cash dividends                                                           (57,924)                              (50,879)
                                                                            ----------                           ----------
         NET CASH PROVIDED BY (USED IN)
              FINANCING ACTIVITIES                                           (121,774)                              602,960
                                                                            ----------                            ---------
     Exchange rate effect on cash                                                (156)                               (8,428)

         INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                             32,315                                18,365
     Cash and cash equivalents at
     beginning of year                                                         36,107                                 4,363
                                                                           ----------                            ----------
         CASH AND CASH EQUIVALENTS
              AT END OF PERIOD                                             $   68,422                                22,728
                                                                           ==========                            ==========


     Supplemental cash flow disclosures -
          Cash paid during the period for:
              Income taxes                                                 $  102,522                            $   58,064
              Interest                                                     $   32,554                            $   28,712


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

                                      NEWELL CO.
                                      Registrant


   Date:   August 14, 1998            /s/ Dale L. Matschullat
                                      -----------------------------
                                      Dale L. Matschullat
                                      Vice President - General Counsel




                                      Vice President - Accounting & Tax