Form 10-Q
period 1998-10-27
NEWELL CO
filed 1998-11-13
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 1998




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


                       Yes  X              No

   Number of shares of Common Stock outstanding as of October 27, 1998: 162,648,357

   PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

                         NEWELL CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share data)


                                                  Three Months Ended              Nine Months Ended
                                                    September 30,                   September 30,
                                              -------------------------     ------------------------------
                                                 1998          1997*            1998            1997*
                                              ----------    -----------     ------------    --------------

     Net sales                                 $  957,034   $   925,698     $  2,650,263    $    2,395,037
     Cost of products sold                        631,736       627,076        1,786,640         1,631,253
                                               ----------   -----------     ------------    --------------
          GROSS INCOME                            325,298       298,622          863,623           763,784

     Selling, general and
         administrative expenses                  133,879       126,769          404,882           365,123
     Trade names and goodwill
         amortization and other                    10,252         9,504           40,502            22,872
                                               ----------   -----------     ------------    --------------
         OPERATING INCOME                         181,167       162,349          418,239           375,789

     Non-operating expenses (income):
         Interest expense                          19,982        25,083           43,966            54,363
         Other, net                              (32,918)       (7,186)        (213,273)          (12,862)
                                               ----------   -----------     ------------    --------------
         Net non-operating
            expenses (income)                    (12,936)        17,897        (169,307)            41,501
                                               ----------   -----------     ------------    --------------
         INCOME BEFORE INCOME
            TAXES                                 194,103       144,452          587,546           334,288
     Income taxes                                  94,937        57,195          250,740           132,373
                                               ----------   -----------     ------------    --------------
         NET INCOME                            $   99,166   $    87,257     $    336,806    $      201,915
                                               ==========   ===========     ============    ==============

     Earnings per share:
         Basic                                 $     0.61   $      0.54     $       2.07    $         1.25
         Diluted                                     0.60          0.54             2.02              1.24

     Dividends per share                       $     0.18   $      0.16     $       0.54    $        0.48

     Weighted average shares
         outstanding:
         Basic                                    162,623       162,206          162,501           162,141
         Diluted                                  173,295       162,846          173,052           162,781


   See notes to consolidated financial statements.
   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.

                         NEWELL CO. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                                September 30,    % of      December 31,    % of
                                                     1998        Total         1997*       Total
                                                -------------   ------     ------------   ------
     ASSETS
     CURRENT ASSETS
         Cash and cash equivalents                $     42,443     0.9%     $     36,107    0.9%
         Accounts receivable, net                      670,193    14.6%          544,375   13.6%
         Inventories, net                              776,093    16.9%          653,200   16.3%
         Deferred income taxes                         191,232     4.2%          134,732    3.4%
         Prepaid expenses and other                     87,409     1.8%           65,280    1.5%
                                                   -----------   ------     ------------  ------
         TOTAL CURRENT ASSETS                        1,767,370    38.4%        1,433,694   35.7%

     MARKETABLE EQUITY SECURITIES                            -     0.0%          307,121    7.7%
     OTHER LONG-TERM INVESTMENTS                        56,412     1.2%           51,020    1.3%
     OTHER ASSETS                                      182,151     4.0%          144,475    3.6%
     PROPERTY, PLANT AND
         EQUIPMENT, NET                                834,486    18.1%          711,325   17.7%
     TRADE NAMES & GOODWILL, NET                     1,763,299    38.3%        1,364,099   34.0%
                                                  ------------    -----     ------------  ------
         TOTAL ASSETS                             $  4,603,718   100.0%     $  4,011,734  100.0%
                                                  ============   ======     ============  ======


   See notes to consolidated financial statements.
   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.





                         NEWELL CO. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                          (Unaudited, in thousands)

                                                       September 30,       % of        December 31,       % of
                                                           1998           Total            1997*          Total
                                                     ----------------   ---------    ----------------   ---------
     LIABILITIES AND
              STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
              Notes payable                               $    37,156        0.8%         $    52,636        1.3%
              Accounts payable                                180,422        3.9%             138,531        3.4%
              Accrued compensation                             86,234        1.9%              82,676        2.1%
              Other accrued liabilities                       667,993       14.5%             397,561        9.9%
              Income taxes                                     84,410        1.8%              11,797        0.3%
              Current portion of long-term debt                 5,460        0.1%              31,278        0.8%
                                                          -----------     -------           ---------       -----
              TOTAL CURRENT LIABILITIES                     1,061,675       23.0%             714,479       17.8%

     LONG-TERM DEBT                                           912,650       19.8%             786,793       19.6%
     OTHER NONCURRENT LIABILITIES                             198,040        4.3%             186,673        4.7%
     DEFERRED INCOME TAXES                                     45,039        1.0%              90,216        2.2%
     MINORITY INTEREST                                            783        0.0%               8,352        0.2%

     COMPANY-OBLIGATED
              MANDATORILY REDEEMABLE
              CONVERTIBLE PREFERRED
              SECURITIES OF A
              SUBSIDIARY TRUST                                500,000       10.9%              500,000       12.5%

     STOCKHOLDERS' EQUITY
              Common stock   authorized shares,
              400.0 million at $1 par value;                  162,634        3.5%              162,330        4.0%
              Outstanding shares:
              1998   162.6 million
              1997   162.3 million
              Additional paid-in capital                      202,395        4.4%              201,045        5.0%
              Retained earnings                             1,554,118       33.8%            1,305,643       32.6%
              Net unrealized gain on securities
              available for sale                                   -         0.0%               78,839        2.0%

              Cumulative translation adjustment              (33,616)       (0.7)%             (22,636)      (0.6)%
                                                          -----------     -------          -----------     -------
              TOTAL STOCKHOLDERS' EQUITY                    1,885,531       41.0%            1,725,221       43.0%
              TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                        $ 4,603,718      100.0%         $  4,011,734      100.0%
                                                         ============     =======          ===========     =======

   See notes to consolidated financial statements.
   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.


                         NEWELL CO. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)


                                                       For the Nine Months Ended
                                                             September 30,
                                                  -----------------------------------
                                                       1998                1997*
                                                  ---------------     ---------------
      OPERATING ACTIVITIES:
      Net income                                   $       336,806    $      201,915
      Adjustments to reconcile net income
            to net cash provided by
            operating activities:
           Depreciation and amortization                   110,879             94,263
           Deferred income taxes                            33,571             30,216
           Net (gains) losses on:
               Marketable equity securities               (115,674)           (2,853)
               Sale of businesses                             (388)                -
               Write-off of intangible
                  assets and other                           4,288                 -
           Other                                             1,434            (4,318)
     Changes in current accounts, excluding
           the effects of acquisitions:
           Accounts receivable                            (41,675)           (36,938)
           Inventories                                    (59,918)           (40,674)
           Other current assets                           (14,740)             12,206
           Accounts payable                               (16,447)           (29,764)
           Accrued liabilities and other                 (121,909)           (27,359)
                                                   ---------------    ---------------
           NET CASH PROVIDED BY
               OPERATING ACTIVITIES                        116,227            196,694
                                                   ---------------    ---------------

     INVESTING ACTIVITIES:
           Acquisitions, net                             (419,745)          (695,429)
           Expenditures for property,
               plant and equipment                       (106,333)           (52,259)
           Sale of businesses                              198,963                  -
           Sale of marketable
               equity securities                           378,321              6,389
           Disposals of non-current assets
               and other                                  (33,454)           (26,385)
                                                   ---------------    ---------------
           NET CASH PROVIDED BY
           (USED IN) INVESTING
               ACTIVITIES                                   17,752          (767,684)
                                                   ---------------    ---------------

   See notes to consolidated financial statements.
   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.


                         NEWELL CO. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                          (Unaudited, in thousands)


                                                     For the Nine Months Ended
                                                            September 30
                                                 ----------------------------------
                                                       1998              1997*
                                                 ---------------     --------------
     FINANCING ACTIVITIES:
         Proceeds from issuance of debt                   439,394            725,802
         Payments on notes payable
             and long-term debt                         (480,172)           (56,898)
         Proceeds from exercised stock
             options and other                                519              4,098
         Cash dividends                                  (87,196)           (76,334)
                                                  ---------------    ---------------
         NET CASH PROVIDED BY
             (USED IN) FINANCING
             ACTIVITIES                                 (127,455)            596,668
                                                  ---------------    ---------------

     Exchange rate effect on cash                           (188)            (9,248)

         INCREASE IN CASH AND
             CASH EQUIVALENTS                               6,336             16,430
     Cash and cash equivalents at
         beginning of year                                 36,107              4,363
                                                  ---------------    ---------------
         CASH AND CASH
             EQUIVALENTS AT END
             OF PERIOD                            $        42,443    $        20,793
                                                  ===============    ===============

     Supplemental cash flow disclosures -
         Cash paid during the period for:
             Income taxes                          $      137,760     $       97,610
             Interest                              $       52,794     $       57,020

   See notes to consolidated financial statements.
   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.


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

   NOTE 2 - ACQUISITIONS AND DIVESTITURES

   On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products, including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Product division. On May
   30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings division. The Kirsch
   European businesses operate as a separate division, Kirsch Window
   Fashions Europe. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the ELDON
   Registered brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, resin-based office furniture and storage and organization products. Eldon was integrated into the Company's Newell Office
   Products division. On March 27, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Kirsch Window Fashions Europe. On June 30, 1998, the Company purchased Panex S.A. Industria e Comercio ("Panex"), a manufacturer and marketer of aluminum cookware products in Brazil.
   Panex operates as part of the Mirro division. On August 31, 1998, the Company purchased the Gardinia Group ("Gardinia"), a manufacturer and supplier of window treatments based in Germany. Gardinia operates as part of the Company's Kirsch Window Fashions Europe division. On September 30, 1998 the Company purchased the rotring Group ("Rotring"), a manufacturer and supplier of writing instruments, drawing instruments, art materials and color cosmetic products based in Germany. The writing and drawing instruments piece of Rotring operates as part of the Company's Sanford International division. The art materials piece of Rotring operates as part of the Company's Sanford North America division. The color cosmetic products piece of Rotring operates as a separate U.S. division, Cosmolab.

   For these and other minor acquisitions, the Company paid $1,180.6 million in cash and assumed $128.3 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $951.0 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements. The unaudited consolidated results of operations for the nine months ended September 30, 1998 and 1997 on a pro forma basis, as though the Rolodex, Kirsch, Eldon, Swish, Panex, Gardinia and Rotring businesses had been acquired on January 1, 1997, are as follows (in millions, except per share amounts):

                                   Nine Months Ended
                                     September 30,
                             -----------------------------
                                 1998             1997
                             ------------     ------------
   Net sales                   $  3,047.5      $  3,069.9
   Net income                       322.5           179.3
   Earnings per share          $     1.98      $     1.11
   (basic)


   On May 7, 1998, a subsidiary of the Company merged with Calphalon Corporation ("Calphalon"), a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of common stock for all of the common stock of Calphalon. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger.

   On August 21, 1998, the Company sold its school supplies and stationery business. On September 9, 1998, the Company sold its plastic storage and serveware business. The pre-tax net gain on the sale of these businesses was $36.8 million, which was primarily offset by non-deductible goodwill, resulting in a net after-tax gain which was immaterial. Sales for these businesses were approximately $160 million in 1997.

   Note 3   Inventories

   The components of inventories at the end of each period, net of the LIFO reserve, were as follows (in millions):


                           September 30,       December 31,
                               1998               1997
                           -------------      -------------
   Materials and                $  150.1           $  142.8
   supplies
   Work in process                 128.7              109.9
   Finished products               497.3              400.5
                           -------------      -------------
                                $  776.1           $  653.2
                           =============      =============


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

                                       December 31,
                                           1997
                                       ------------
   Aggregate market value                  $  307.1
   Aggregate cost                             176.8
                                       ------------
   Unrealized gain                         $  130.3
                                       ============

   NOTE 5   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment at the end of each period consisted of the following (in millions):

                           September 30,      December 31,
                               1998               1997
                           -------------      ------------
   Land                        $    34.5        $    34.1
   Buildings and                   350.2            278.6
   improvements
   Machinery and                   955.3            854.9
   equipment               -------------       -----------

                                 1,340.0          1,167.6
   Allowance for                 (505.5)           (456.3)
   depreciation            -------------      ------------
                                $  834.5          $  711.3
                           =============      ============


   NOTE 6 - LONG-TERM DEBT

   Long-term debt at the end of each period consisted of the following (in millions):
                             September 30,        December 31,
                                  1998               1997
                             -------------        ------------
   Medium-term notes              $  688.0            $  263.0
   Commercial paper                  197.0               517.0
   Other long-term                    33.2                38.1
   debt                      -------------        ------------
                                     918.2               818.1
   Current portion                   (5.5)              (31.3)
                             -------------        ------------
                                  $  912.7            $  786.8
                             =============        ============

   Commercial paper in the amount of $197.0 million at September 30, 1998 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement.

   NOTE 7   COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
   PREFERRED SECURITIES OF A SUBSIDIARY TRUST OF THE COMPANY

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


   NOTE 8   EARNINGS PER SHARE

   Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported earnings per share for 1997 were restated. The impact on previously reported earnings per share was immaterial. The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and convertible preferred securities). A reconciliation of the difference between basic and diluted earnings per share for the first nine months of 1998 is shown below (in millions, except per share amounts):

                                       Basic                             Convertible          Diluted
                                     Earnings        "In the money"       Preferred          Earnings
                                     Per Share       stock options       Securities          per Share
                                  ---------------   ---------------    ---------------    ---------------
     Net Income                          $  336.8             $  0.0            $  12.1         $  348.9
     Weighted average
         shares outstanding                 162.5                0.7                9.9            173.1
     Earnings per share                  $   2.07                                               $   2.02

   Basic earnings per share for the first nine months of 1997 was $1.25.
   Diluted earnings per share for the first nine months of 1997 was $1.24.


   NOTE 9   COMPREHENSIVE INCOME

   In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." The Company's Comprehensive Income consists of net income, foreign currency translation adjustments and unrealized gains on marketable equity securities (if any).

   The Company sold its stake in The Black & Decker Corporation during the first quarter of 1998 and has no other material marketable equity security position as of September 30, 1998. Therefore, the Company's Comprehensive Income in the first nine months of 1998 includes, in addition to net income, only foreign currency translation adjustments, which were immaterial. The Company's Comprehensive Income in the first nine months of 1997 included unrealized gains on marketable equity securities of $33.6 million, offset partially by currency translation losses of $9.2 million.

   The accumulated Other Comprehensive Income balances are summarized as follows (in millions):

                                                                      Net Unrealized
                                                                          Gain on             Accumulated
                                                     Foreign            Securities               Other
                                                     Currency            Available           Comprehensive
                                                   Translation         For Sale (1)             Income
                                                 ---------------       -------------       ----------------
     Balance at December 31, 1997                     $    (22.6)           $    78.8            $      56.2
     Change during nine months
         ended September 30, 1998                          (11.0)               (78.8)                 (89.8)
                                                  ---------------     ---------------       ----------------
     Balance at September 30, 1998                    $    (33.6)           $     0.0            $    (33.6)
                                                  ===============     ===============       ================

   (1) On March 3, 1998, the Company sold its stake in The Black & Decker Corporation and realized a net pre-tax gain of approximately $191.5 million ($116.8 million after taxes). The difference between the $78.8 million after-tax balance at December 31, 1997 and the $116.8 million after-tax gain recorded in the first quarter of 1998 represents the appreciation on the shares sold on March 3, 1998 from December 31, 1997 through March 3, 1998.

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

   NOTE 12   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   Effective January 1, 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

   NOTE 13   RECLASSIFICATION OF TRADE NAMES AND GOODWILL AMORTIZATION

   The Company began reclassifying the amortization of trade names and goodwill from non-operating expenses to operating expenses in the first quarter of 1998. This change required a restatement for all periods presented.

   NOTE 14   SUBSEQUENT EVENTS

   On October 20, 1998, the Company entered into a definitive agreement to acquire Rubbermaid Incorporated, a leading manufacturer of home, infant/juvenile, and commercial products through a tax-free exchange of shares valued at approximately $5.8 billion based on the market price of the Company's shares on October 20, 1998.

   Completion of the acquisition is subject to normal regulatory approvals and the approval of the Newell and Rubbermaid shareholders. This transaction is expected to close in the first quarter of 1999. Sales for Rubbermaid were approximately $2.4 billion in 1997.

   PART I.

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   RESULTS OF OPERATIONS
   ---------------------

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                       Three Months Ended                   Nine Months Ended
                                                         September 30,                        September 30,
                                               ---------------------------------     -------------------------------
                                                    1998              1997*              1998             1997*
                                               --------------    ---------------     --------------    --------------
     Net sales                                          100.0%             100.0%            100.0%            100.0%
     Cost of products sold                               66.0%              67.7%             67.4%             68.1%
                                                --------------    ---------------    --------------    --------------
          GROSS INCOME                                   34.0%              32.3%             32.6%             31.9%

     Selling, general and
         administrative expenses                        14.0%               13.7%             15.3%             15.2%
     Trade names and goodwill
         amortization and other                           1.1%               1.1%              1.5%              1.0%
                                                --------------    ---------------    --------------    --------------
         OPERATING INCOME                                18.9%              17.5%             15.8%             15.7%

     Non-operating expenses (income):
         Interest expense                                 2.0%               2.7%              1.7%              2.3%
         Other, net                                     (3.4)%             (0.8)%            (8.1)%            (0.6)%
                                                --------------    ---------------    --------------    --------------
         Net non-operating
             expenses (income)                          (1.4)%               1.9%            (6.4)%              1.7%
                                                --------------    ---------------    --------------    --------------
         INCOME BEFORE INCOME
             TAXES                                       20.3%              15.6%             22.2%             14.0%
     Income taxes                                         9.9%               6.2%              9.5%              5.6%
                                                --------------    ---------------    --------------    --------------
         NET INCOME                                      10.4%               9.4%             12.7%              8.4%
                                                ==============    ===============    ==============    ==============


   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.


   THREE MONTHS ENDED SEPTEMBER 30, 1998 VS. THREE MONTHS ENDED SEPTEMBER
   30, 1997

   Net sales for the third quarter of 1998 were $957.1 million, representing an increase of $31.4 million or 3.4% from $925.7 million in the comparable quarter of 1997. The increase in the quarter was primarily attributable to internal growth of 5% at the Company, which was primarily due to strong shipments at the Hardware and Home Furnishings businesses (primarily Intercraft/Burnes picture frames and Levolor and Newell window treatments). These results were offset partially by the impact of the divestitures of the Stuart Hall and Newell Plastics businesses. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:

                             1998       1997*     % change
                          ---------   ---------   --------
   Hardware & Home         $  439.8    $  408.2       7.7% (a)
   Furnishings
   Office Products            266.3       267.8     (0.6)% (b)
   Housewares                 251.0       249.7       0.5% (c)
                          ---------   ---------
                           $  957.1    $  925.7       3.4%
                          =========   =========

   (a)  Internal growth** of 9%.
   (b) Internal growth of 6% less the impact of the Stuart Hall divestiture.
   (c)  Acquisition of Panex, offset by sale of Newell Plastics.

   * Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.
   ** The Company defines internal growth as growth from its core businesses. A core business is a continuing business owned more than two years, including minor acquisitions.

   Gross income as a percentage of net sales in the third quarter of 1998 was 34.0% or $325.3 million versus 32.3% or $298.6 million in the comparable quarter of 1997. Gross margins improved in the third quarter of 1998 as a result of improvements at several of the Company's core businesses and cost savings related to the integration of the 1997 acquisitions into existing divisions.

   Selling, general and administrative expenses ("SG&A") in the third quarter of 1998 were 14.0% of net sales or $133.9 million versus 13.7% or $126.8 million in the comparable quarter of 1997. SG&A as a percentage of net sales increased in the third quarter of 1998 as a result of higher than average spending levels at the newly acquired Panex operation. As this business is integrated, we expect its spending to fall in line with Newell norms.

   The Company has reclassified trade names and goodwill amortization from non-operating expense to operating expenses for all periods presented. Trade names and goodwill amortization as a percentage of net sales in the third quarter of 1998 was comparable to the third quarter of 1997.

   Operating income in the third quarter of 1998 was 18.9% of net sales or $181.2 million versus 17.5% or $162.3 million in the comparable quarter of 1997. The increase in operating margins was primarily due to an increase in margins at several of the Company's core businesses. These increases were offset partially by the 1997 and 1998 acquisitions, whose operating margins are improving as they are being integrated, but are still operating at less than the Company's average operating margins.

   Net non-operating income in the third quarter of 1998 was 1.4% of net sales or $12.9 million versus net non-operating expenses of 1.9% of net sales or $17.9 million in the comparable quarter of 1997. The $30.8 million difference was due primarily to a $36.8 pre-tax gain on the divestitures of the Stuart Hall and Newell Plastics businesses, offset partially by distributions of $6.6 million related to the convertible preferred securities that were issued by a subsidiary trust in December 1997.

   For the three months ending September 30, 1998 and 1997, the effective tax rate was 48.9% and 39.6%, respectively. The rate increase was the result of goodwill related to the sale of the two businesses which was non-deductible; excluding this item, the overall tax rate was 38.1% for the third quarter of 1998.

   Net income for the third quarter of 1998 was $99.2 million, representing an increase of $11.9 million or 13.6% from the comparable quarter of 1997. Basic earnings per share increased 13.0% to $0.61 in the third quarter of 1998 versus $0.54 in the third quarter of 1997. Diluted earnings per share increased 11.1% to $0.60 vs. $0.54 in the third quarter of 1997. The increases in net income and earnings per share were primarily due to strong shipments at the Company's core Hardware and Home Furnishings businesses.

   NINE MONTHS ENDED SEPTEMBER 30, 1998 VS. NINE MONTHS ENDED SEPTEMBER
   30, 1997

   Net sales for the first nine months of 1998 were $2,650.3 million, representing an increase of $255.3 million or 10.7% from $2,395.0 million in the comparable period of 1997. The overall increase in net sales was primarily attributable to contributions from the 1997 acquisitions of Rolodex, Kirsch and Eldon, the 1998 acquisitions of Swish and Panex and internal growth of 4% due to strong shipments at the Company's Office Products (primarily Sanford writing instruments) and Hardware and Home Furnishings businesses (primarily Intercraft/Burnes picture frames and Levolor and Newell window treatments). These results were offset partially by the impact of the divestitures of the Stuart Hall and Newell Plastics businesses. Net sales for each of the Company's product groups (and the primary reasons for the increase or decrease) were as follows, in millions:

                              1998        1997*      % change
                           ---------    ---------    --------
   Hardware & Home         $ 1,243.1    $ 1,045.8       18.9% (a)
   Furnishings
   Office Products             767.6        684.4       12.2% (b)
   Housewares                  639.6        664.8      (3.8)% (c)
                           ---------    ---------
                           $ 2,650.3    $ 2,395.0       10.7%
                           =========    =========

   (a)  Internal growth of 6% plus the Kirsch and Swish acquisitions.
   (b) Internal growth of 7% plus the Rolodex and Eldon acquisition, less the impact from the Stuart Hall divestiture.
   (c) Internal sales declines of 6% plus the Panex acquisition, less the impact of the Newell Plastics divestiture.

   *Restated for the merger with Calphalon Corporation on May 7, 1998, which was accounted for as a pooling of interests.

   Gross income as a percentage of net sales in the first nine months of 1998 was 32.6% or $863.6 million versus 31.9% or $763.8 million in the comparable period of 1997. Gross margins at several of the Company's core businesses improved while the 1997 and 1998 acquisitions had gross margins which were slightly lower than the Company's average gross margins. As these acquisitions are integrated, the Company expects their gross margins to continue to improve.

   SG&A in the first nine months of 1998 were 15.3% of net sales or $404.9 million versus 15.2% or $365.1 million in the comparable period of 1997.

   The Company has reclassified trade names and goodwill amortization from non-operating expenses to operating expenses for all periods presented. Trade names and goodwill amortization as a percentage of net sales in the first nine months of 1998 was 1.1% versus 1.0% in the first nine months of 1997, excluding one-time charges (which included write-offs of intangible assets) of $11.4 million recorded in the first quarter of 1998.

   Operating income in the first nine months of 1998 was 15.8% of net sales or $418.2 million versus 15.7% or $375.8 million in the comparable period of 1997. Excluding the one-time charges of $11.4 million, operating income in the first nine months of 1998 was $429.6 million or 16.2% of net sales. The increase in operating margins in the first nine months of 1998, excluding the one-time charges, was primarily due to an increase in margins at several of the Company's core businesses. These increases were offset partially by the 1997 and 1998 acquisitions, whose operating margins are improving as they are being integrated, but are still operating at less than the Company's average operating margins.

   Net non-operating income in the first nine months of 1998 was 6.4% of net sales or $169.3 million versus net non-operating expenses of 1.7% of net sales or $41.5 million in the comparable period of 1997. The
   $210.8 million increase in income was primarily due to a one-time net pre-tax gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation and a one-time pre-tax gain of $36.8 million on the sale of Stuart Hall and Newell Plastics. This gain was offset partially by distributions of $20.0 million related to the convertible preferred securities issued by a subsidiary trust in December 1997.

   For the first nine months of 1998 and 1997, the effective tax rate was 42.7% and 39.6%, respectively. The rate increase was the result of goodwill related to the sale of the two businesses which was non-deductible; excluding this item, the overall tax rate was 39.0% for the first nine months of 1998.

   Net income for the first nine months of 1998 was $336.8 million, representing an increase of $134.9 million or 66.8% from the comparable period of 1997. Basic earnings per share increased 65.6% to $2.07 in the first nine months of 1998 versus $1.25 in the first nine months of 1997. Diluted earnings per share increased 62.9% to $2.02 versus $1.24 in the first nine months of 1997. Excluding the one-time net gain on the sale of Black & Decker stock of $191.5 million ($116.8 million after taxes) and one-time charges of $11.4 million ($6.9 million after taxes), net income increased $25.0 million or 12.4% to $226.9 million in the first nine months of 1998 versus $201.9 million in the first nine months of 1997. Diluted earnings per share, excluding the one-time items, increased 11.3% to $1.38 versus
   $1.24 in the first nine months of 1997. The increases in net income and earnings per share were primarily due to strong shipments at the Company's core Office Products and Hardware and Home Furnishings businesses.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided by operating activities in the first nine months of 1998 was $116.2 million, representing a decrease of $80.5 million from cash provided by operating activities of $196.7 million for the comparable period of 1997. The decrease was primarily due to $74.7 million of taxes paid on the $191.5 million net gain on the sale of Black & Decker common stock sold in the first quarter of 1998.

   On March 3, 1998, the Company received $378.3 million from the sale of 7,862,300 shares of Black & Decker common stock. The proceeds from the sale were used to pay down commercial paper.

   In the third quarter of 1998, the Company received $199.0 million from the sale of Stuart Hall and Newell Plastics.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at September 30, 1998 totaled $37.2 million.

   During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At September 30, 1998, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At September 30, 1998, $197.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

   The Company filed a universal shelf registration statement in 1996 under which the Company could issue up to $500 million of debt and equity securities from time to time. At September 30, 1998, the Company had issued an aggregate of $425 million (principal amount) of medium-term notes under this registration statement (all of which was issued in the third quarter of 1998). Combined with issuances under an earlier shelf registration statement, an aggregate of $688 (principal amount) of medium-term notes of the Company were outstanding at September
   30, 1998 with maturities ranging from five to ten years at an average annual rate of interest equal to 6.1%.

   Uses:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used in acquiring businesses was $419.7 million and $695.4 million in the first nine months of 1998 and 1997, respectively. In the first nine months of 1998, the Company acquired Swish, Panex, Gardinia and Rotring and made other minor acquisitions for cash purchase prices totaling $418.5 million. In the first nine months of 1997, the Company acquired Rolodex, Kirsch, Eldon and other minor acquisitions for cash purchase prices totaling $762.1 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   Capital expenditures were $106.3 million and $52.3 million in the first nine months of 1998 and 1997, respectively. The increase in 1998 was primarily due to the replacement of glass manufacturing tanks at Newell Europe and the Anchor Hocking Glass divisions.

   The Company has paid regular cash dividends on its common stock since 1947. On February 10, 1998, the quarterly cash dividend was increased to $0.18 per share from the $0.16 per share that had been paid since February 11, 1997. Prior to this date, the quarterly cash dividend paid was $0.14 per share since February 6, 1996, which was an increase from the $0.12 per share paid since May 11, 1995. Aggregate dividends paid during the first nine months of 1998 and 1997 were $87.2 million and $76.3 million, respectively.

   Retained earnings increased in the first nine months of 1998 and 1997 by $248.5 million and $127.7 million respectively. The higher increase in 1998 versus the increase in 1997 was primarily due to a net pre-tax gain of $191.5 million ($116.8 million after taxes) on the sale of the Black & Decker common stock.

   Working capital at September 30, 1998 was $705.7 million compared to $719.2 million at December 31, 1997. The current ratio at September 30, 1998 was 1.66:1 compared to 2.01:1 at December 31, 1997.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders' equity) was .28:1 at September 30, 1998 and .27:1 at December 31, 1997.

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

   The Company's primary market risk is interest rate exposure, primarily in the United States. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate exposure was reduced significantly in 1997 by the issuance of $500 million 5.25% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, the proceeds of which reduced commercial paper. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense.

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

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts. Based on the Company's overall interest rate, currency rate and commodity price exposures at September 30, 1998, management of the Company believes that a short-term change in any of these exposures will not have a material effect on the consolidated financial statements of the Company.

   YEAR 2000 COMPUTER COMPLIANCE
   -----------------------------

   State of Readiness

   In order to address Year 2000 compliance, the Company has initiated a comprehensive project designed to minimize or eliminate any business disruption associated with potential date processing problems in its information technology ("IT") systems, as well as its non-IT systems (e.g., HVAC systems, building security systems, etc.). The project consists of six phases: company recognition, inventory of systems, impact analysis, planning, fixing and testing. The Company has completed the first four phases for both IT and non-IT systems and is actively engaged in completing the fifth and sixth phases.

   With respect to U.S. IT, approximately 85 percent of the Company's critical business systems are currently compliant and approximately 15 percent are in the process of being renovated. With respect to U.S. non-IT systems, the assessment phase indicated a need for only minor renovation work. For both U.S. IT and non-IT systems, the fixing and testing phases currently underway are expected to be completed by year-end 1998.

   With respect to International IT systems, approximately 60 percent of the Company's critical business systems are currently compliant and approximately 40 percent are in the process of being renovated. With respect to International non-IT systems, the assessment phase indicated a need for only minor renovation work. For both International IT and non-IT systems, the fixing and testing phases currently underway are expected to be completed by June 1999.

   As part of its Year 2000 project, the Company has initiated communications with all of its vendors, services suppliers and major customers to assess their state of Year 2000 readiness. A large percentage of its vendors have responded in writing to the Company's Year 2000 readiness inquiries that they will be Year 2000 compliant by year end 1999. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or onsite visits as deemed appropriate. Despite the Company's efforts, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.

   COSTS

   The Company estimates that it will incur expenses of $14 to $16 million in conjunction with the Year 2000 compliance project. As of September 30, 1998, the Company has spent $12 million in conjunction with this project. The majority of these expenditures were capitalized since they were associated with software that would have been replaced in the normal course of business.

   RISKS

   With respect to the risks associated with its IT and non-IT systems, the Company believes that the most likely worst case scenario is that the Company may experience minor system malfunctions and errors in the early days and weeks of the Year 2000 that were not detected during its renovation and testing efforts. The Company also believes that these problems will not have a material effect on the Company's financial condition or results of operations.

   With respect to the risks associated with third parties, the Company believes that the most likely worst case scenario is that some of the Company's vendors will not be compliant and will have difficulty filling orders and flowing goods. Management also believes that the number of such vendors will have been minimized by the Company's program of identifying non-compliant vendors and replacing or jointly developing alternative supply or delivery solutions prior to the Year 2000.

   The Company has limited the scope of its risk assessment to those factors which it can reasonably be expected to have an influence upon. For example, the Company has made the assumption that government agencies, utility companies, and national telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little if any ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

   CONTINGENCY PLANS

   The Company has not yet completed its planning and preparations to handle the most likely worst case scenarios described above. The Company intends to develop contingency plans for these scenarios by December 31, 1998.

   FORWARD LOOKING STATEMENTS
   --------------------------

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, expenses, margins, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, internal growth rates, the Year 2000 plan and related risks, future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's 1997 Annual Report on Form 10-K, as amended, the documents incorporated by reference therein and in Exhibit 99 to this Form 10-Q.

   PART I.

   Item 3.

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).


   PART II. OTHER INFORMATION

   Item 1. Legal Proceedings

   As of September 30, 1998, the Company was involved in 33 matters concerning federal and state environmental laws and regulations, including matters in which it had been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") for contaminated sites under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws. In assessing its environmental response costs, the Company has considered several factors, including, the extent of the Company's volumetric contribution at each CERCLA site relative to that of other PRPs: the kind of waste; where applicable, the terms of existing cost sharing and other agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company's prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company's and other parties' status as PRPs is disputed. Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of September 30, 1998 ranged between $18.3 million and $23.4 million. As of September 30, 1998, the Company had a reserve equal to $20.3 million for such environmental costs in aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes. Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs, and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. Subject to difficulties in estimating future environmental costs, the Company does not expect that any sum it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

   Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 15 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. With respect to the civil suit filed by the California Attorney General and the Alameda County District Attorney against numerous defendants, including a subsidiary of the Company (which was coordinated with the case filed in Sacramento County Superior Court as a national and California private class action in 1996), on June 22, 1998, the Court entered a Stipulated Consent Judgment resolving the Attorney
   General's case as to the Company's subsidiary and most of the defendants. On July 27, 1998, the coordination trial judge ruled that this Consent Judgment barred the California claims of the private class action plaintiffs, and on October 6, 1998, judgment was entered for the Company's subsidiary and 22 of the other defendants in the private class action. The private class action plaintiffs are appealing both the Consent Judgment and the Judgment entered in their action and applying for attorneys' fees for their efforts at the trial court level. The Company's contribution to the judgment amount was not material to the Company's consolidated financial statements. Other related litigation described in Note 15 remains pending. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

   Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        11.  Computation of Earnings per Share of Common Stock

        12.  Statement of Computation of Ratio of Earnings to Fixed
             Charges

        21. Subsidiaries of the Registrant: Significant Subsidiaries of the Registrant

        27.  Financial Data Schedule

        99.  Additional Exhibits: Safe Harbor Statement

   (b)  Reports on Form 8-K:

        Registrant filed a Report on Form 8-K dated July 9, 1998, reporting the Registrant entered into a Terms Agreement in connection with a public offering of a series of Medium-Term Notes under Registrant's Shelf Registration Statement on Form S-3 (Registration No. 33-64225).

        Registrant filed a Report on Form 8-K dated August 6, 1998, reporting that the Company will update its share purchase rights plan effective October 31, 1998 and filing the new Rights
        Agreement between the Company and First Chicago Trust Company of
        New York.

        Registrant filed a Report on Form 8-K dated October 21, 1998, reporting the merger agreement between Registrant and Rubbermaid Incorporated.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEWELL CO.
                                      Registrant


   Date:   November 10, 1998          /s/ William T. Alldredge
                                      --------------------------------
                                      William T. Alldredge
                                      Vice President - Finance



   Date:   November 10, 1998          /s/ Brett E. Gries
                                      --------------------------------
                                      Brett E. Gries
                                      Vice President - Accounting & Tax