Form 10-K
period 1998-12-31
NEWELL CO
filed 1999-03-19
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C   20549


                                  FORM 10-K


                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

        For the fiscal year ended           Commission file number
            December 31, 1998                       1-9608


                                NEWELL CO.
          (Exact name of Registrant as specified in its charter)


                 DELAWARE                         36-3514169
     (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification No.)


              Newell Center
        29 East Stephenson Street
            Freeport, Illinois
          (Address of principal                   61032-0943
            executive offices)                    (Zip Code)


    Registrant's telephone number, including area code: (815) 235-4171

    Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
           Title of each class               on which registered
           -------------------              ---------------------

    Common Stock, $1 par value per         New York Stock Exchange
    share, and associated Common            Chicago Stock Exchange
    Stock Purchase Rights


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

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

   There were 162.7 million shares of the Registrant's Common Stock outstanding as of December 31, 1998. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by nonaffiliates of the Registrant was approximately $6,381.3 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.


                     Documents Incorporated by Reference

                                  Part III

        Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 26, 1999.

   Item 1.  Business
            --------

        "Newell" or the "Company" refers to Newell Co. alone or with its wholly-owned subsidiaries, as the context requires.

   GENERAL
   -------

        The Company is a manufacturer and full-service marketer of staple consumer products sold to high-volume purchasers, including, but not limited to, discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of brand name consumer products, which are concentrated in product categories with relatively steady demand not dependent on changes in fashion, technology or season, and to differentiate itself by emphasizing superior customer service. The Company's multi-product offering consists of staple consumer products in three major product groups: Hardware and Home Furnishings, Office Products, and Housewares. The Company's primary financial goals are to increase sales and earnings per share an average of 15% per year, to achieve an annual return on beginning equity of 20% or above, to increase dividends per share in line with earnings growth and to maintain a prudent ratio of total debt to total capitalization, net of cash ("leverage"). For the ten years ended December 31, 1998, the Company's compound annual growth rates for sales and earnings per share were 13% and 16%, respectively, its average annual return on beginning equity was 21%, its compound annual growth rate for dividends per share was 18% and its average leverage were 26%.

        The Company's growth strategy emphasizes acquisitions and internal growth. The Company has grown both domestically and internationally by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process called "Newellization." Since 1990, the Company has completed more than 20 major acquisitions (excluding Rubbermaid) representing approximately $3 billion in additional sales. The Company supplements acquisition growth with internal growth, principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion.

        On October 20, 1998, the Company and Rubbermaid Incorporated ("Rubbermaid") entered into an Agreement and Plan of Merger ("Merger Agreement"), providing for the merger of a subsidiary of the Company into Rubbermaid, leaving Rubbermaid a wholly owned subsidiary of Newell ("Proposed Merger"). After the Proposed Merger, the Company will be re-named "Newell Rubbermaid Inc." The Proposed Merger will be accounted for as a pooling of interests and will be tax-free for federal income tax purposes. The Company and Rubbermaid expect the

   Proposed Merger to become effective before the end of the first quarter of 1999. All information in this Report pertains to the Company prior to the Proposed Merger, unless explicity stated otherwise.

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, internal growth rates, Euro conversion plans and related risks, Year
   2000 plans and related risks, pending legal proceedings and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report, the documents incorporated by reference herein and Exhibit 99 to this Report.

   PRODUCT GROUPS
   --------------

   The Company's three product groups are Hardware and Home Furnishings, Office Products, and Housewares.

                        HARDWARE AND HOME FURNISHINGS
                        -----------------------------

   Window Treatments
   -----------------

        The Company's window treatments business is conducted by the Levolor Home Fashions, Newell Window Furnishings and Newell Window Fashions Europe divisions. Levolor Home Fashions and Newell Window Furnishings primarily design, manufacture or import, package and distribute drapery hardware, made-to-order and stock horizontal and vertical blinds, and pleated, cellular and roller shades for the retail marketplace. Levolor Home Fashions also produces window treatment components for custom window treatment fabricators. Newell Window Fashions Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace.

        Levolor Home Fashions, Newell Window Furnishings and Newell Window Fashions Europe products are sold primarily under the trademarks Newell{R}, Levolor{R}, Louverdrape{R}, Del Mar{R},

   Kirsch{R}, Acrimo{TM}, Swish{R}, Gardinia{TM}, Spectrim{R},
   MagicFit{R}, Riviera{R} and Levolor Cordless{TM}.

        Levolor Home Fashions and Newell Window Furnishings market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional account and market-specific sales managers. Newell Window Fashions Europe markets its products to mass merchants and buying groups using a direct sales force.

        Principal U.S. facilities are located in Freeport, Illinois; High Point, North Carolina and Sturgis, Michigan. Principal foreign facilities are located in Prescott, Ontario, Canada; Ablis, France; Isny, Germany; Milan, Italy; Lisbon, Portugal; Vitoria, Spain; Malmo, Sweden; and Tamworth, Great Britain.


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

        Amerock, Bulldog, EZ Paintr and BernzOmatic products are sold primarily under the trademarks Amerock{R}, Allison{R}, Bulldog{R}, EZ Paintr{R} and BernzOmatic{R}.

        Amerock, Bulldog, EZ Paintr and BernzOmatic market their products directly and through distributors to mass merchants, home centers, hardware distributors, cabinet shops and window manufacturers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

        Principal facilities are located in Rockford, Illinois; St. Francis, Wisconsin; and Medina, New York.

   Picture Frames
   --------------

        The Company's picture frame business is conducted by the Intercraft/Burnes division. Intercraft/Burnes primarily designs, manufactures or imports, packages and distributes wood, wood composite and metal ready-made picture frames and photo albums.

        Intercraft/Burnes ready-made picture frames are sold primarily under the trademarks Intercraft{R}, Decorel{R}, Burnes of Boston{R}, Carr{R}, Rare Woods{R} and Terragrafics{R}, while photo albums are sold primarily under the Holson{R} trademark.

         Intercraft/Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Intercraft{R}, Decorel{R} and Holson{R} products are sold primarily to mass merchants, while the remaining brands are sold primarily to department/specialty stores.

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

        Lee Rowan products are sold primarily under the trademarks Lee Rowan{R} and System Works{R}.

        Lee Rowan markets its products directly to mass merchants, warehouse clubs, home centers and hardware stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

        Principal facilities are located in Jackson, Missouri; Vista, California; and Watford, Ontario, Canada.

                               OFFICE PRODUCTS
                               ---------------

   Markers and Writing Instruments
   -------------------------------

        The Company's Markers and Writing Instruments business is conducted by the Sanford North America, Sanford International and Cosmolab divisions. Sanford North America primarily designs, manufactures or imports, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and other art supplies, and distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford International primarily designs and manufactures, packages and distributes ball point pens, wood-cased pencils, roller ball pens and other art supplies for the retail marketplace. Cosmolab primarily designs and manufactures, packages and distributes private label cosmetic pencils for commercial customers.

        Sanford products are sold primarily under the trademarks
   Sanford{R}, Eberhard Faber{R}, Berol{R}, Grumbacher{R}, Koh-I-Noor{R} and Rotring{R}, and the brands Sharpie{R}, Uni-Ball{R} (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries), Expo{R}, Zeze{R}, Vis-a-Vis{R}, Expresso{R} and
   Mongol{R}.

        Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers. Sanford International markets its products directly to retailers and distributors using a direct sales force.

        Principal U.S. facilities are located in Bellwood, Illinois and Lewisburg and Shelbyville, Tennessee. Principal foreign facilities are located in Tlalnepantla, Mexico; Bogota, Colombia; Maracay, Venezuela; King's Lynn, United Kingdom; Oakville, Ontario, Canada; and Hamburg, Germany.

   Office Storage and Organization Products
   ----------------------------------------

        The Company's office storage and organization business is conducted through its Newell Office Products division. Newell Office Products primarily designs, manufactures or imports, packages and distributes desktop accessories, computer accessories, storage products, card files and chair mats.

        Newell Office Products markets its products under the Rolodex{R}, Eldon{R} and Rogers{R} trademarks.

        Newell Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores and contract stationers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

        Principal facilities are located in Moca, Puerto Rico; Maryville, Tennessee; and Madison, Wisconsin.

                                 HOUSEWARES
                                 ----------

   Glassware
   ---------

        The Company's glassware business is conducted by the Anchor Hocking and Newell Europe divisions. These divisions primarily design, manufacture, package and distribute glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa only.

        Anchor Hocking products are sold primarily under the Anchor Hocking{R} trademark and the Oven Basics{R} brand name. Newell Europe's products are sold primarily under the brand names of Pyrex{R} and Visions{R} (both used under exclusive license from Corning
   Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam{TM}, and Vitri{TM}.

        Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Anchor Hocking markets its products to manufacturers that supply the mass merchant and home party channels of trade. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers' representatives in some markets.

        Principal U.S. facilities are located in Lancaster, Ohio and Monaca, Pennsylvania. Principal foreign facilities are located in Sunderland, Great Britain; Muhltal, Germany; and Chateauroux, France.

   Aluminum Cookware and Bakeware
   ------------------------------

        The Company's aluminum cookware and bakeware business is conducted by the Mirro and Calphalon divisions. Mirro primarily designs, manufactures, packages and distributes aluminum cookware and bakeware for the U.S. and Latin American retail marketplace. Mirro also designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry. It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Mirro manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Calphalon primarily designs, manufactures or imports, packages and distributes aluminum cookware and bakeware for the department/specialty store marketplace.

        Mirro and Calphalon products are sold primarily under the trademarks Mirro{R}, Wearever{R}, Calphalon {R}, Panex{TM},
   Penedo{TM}, Rochedo {TM} and Clock {TM}, and the brand names of Airbake{R}, Cushionaire{R}, Concentric Air{R}, Channelon{R}, Wearever Air{TM} and Kitchen Essentials{TM}.

        Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Calphalon markets its products directly to department/specialty stores.

        Principal U.S. facilities are located in Manitowoc and Chilton, Wisconsin; and Toledo, Ohio. The principal foreign facility is located in Sao Paulo, Brazil.

   Hair Accessories and Beauty Organizers
   --------------------------------------

        The Company's hair accessory and beauty organizer business is conducted through its Goody division. Goody primarily designs, manufactures or imports, packages and distributes hair accessories and beauty organizers.

        Goody products are sold primarily under the trademarks Goody{R}, Ace{R} and Wilhold{R}.

        Goody markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

        Principal facilities are located in Peach Tree City and Manchester, Georgia.

   Net Sales By Industry Segment
   -----------------------------

        The Company reviewed the criteria for determining segments of an enterprise in accordance with SFAS No. 131 and concluded it has three reportable operating segments: Hardware & Home Furnishings, Office Products, and Housewares. This segmentation is appropriate because the Company organizes its product categories into these groups when making operating decisions and assessing performance. The Company Divisions included in each group also sell primarily to the same retail channel: Hardware & Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers), and Housewares (discount stores and warehouse clubs).

        The principal product categories included in each of the Company's business segments are as follows:

        Segment             Product Category
   ----------------------------------------------------------------------

   Hardware & Home     Window Treatments,
      Furnishings      Hardware and Tools, Picture
                       Frames, Home Storage

   Office Products     Markers and Writing
                       Instruments, Office Storage and
                       Organization, School Supplies and
                       Stationery (sold in 1998)

   Housewares          Aluminum Cookware and Bakeware,
                       Glassware, Hair Accessories,
                       Plasticware (sold in 1998)

        The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31 (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company's three operating segments and the product categories included therein.
   Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated net sales in 1998 and 15% in both 1997 and 1996. Sales to no other customer exceeded 10% of consolidated net sales.


                                              1998     % of total      1997*     % of total     1996*      % of total
                                              ----      ----------     ----      ----------     ----       ----------
                                                              (In millions, except percentages)
     Hardware and Home Furnishings:
       Window Treatments                   $   808.7       22%      $   562.6      17%      $   385.6        13%
       Hardware and Tools                      398.5       11           392.6      12           383.1        13
       Picture Frames                          386.6       10           359.4      10           339.8        11
       Home Storage Products                   164.3        4           170.2       5           190.8         7
         Total Hardware and                  -------       -----      -------     ---         -------       ---
           Home Furnishings                $ 1,758.1       47%        1,484.8      49         1,299.3        44

     Office Products:
       Markers and Writing
         Instruments                       $   714.7       19%      $   601.4      18%      $   570.2        19%
       Office Storage and Organization         254.8        7           209.9       6            85.6         3
       School Supplies and Stationery           70.8        2            87.9       3            86.0         3
                                             --------     ---         -------     ---           -----       ---
       Total Office Products                 1,043.3       28           899.2      27           741.8        25

     Housewares:
       Aluminum Cookware and Bakeware      $   400.6       11%       $  386.2      12%      $   373.4        13%
       Glassware and Plasticware               368.2       10           394.4      12           394.2        13
       Hair Accessories                        152.8        4           171.6       5           164.1         5
                                             --------     ---         -------     ---           -----       ---
         Total Housewares                      921.6       25           952.2      29           931.7        31

     Newell Consolidated                   $ 3,720.0      100%       $3,336.2     100%       $2,972.8       100%
                                            ========      ===         =======     ===        ========       ===


   *Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

        Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.

   Export Sales
   ------------

        The Company's export sales business, defined as sales of products made in the U.S. and sold abroad, is conducted through its Newell International division. For purposes of the table immediately above, sales attributable to the Newell International division are allocated to the operating segment that manufactured the products.

   GROWTH STRATEGY
   ---------------

        The Company's growth strategy emphasizes acquisitions and internal growth. The Company has grown both domestically and internationally by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process referred to as "Newellization." Since 1990, the Company has completed more than 20 major acquisitions (excluding Rubbermaid) representing approximately $3 billion in additional sales. The Company supplements acquisition growth with internal growth, principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion.


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

   History of Acquiring and Integrating Businesses
   -----------------------------------------------

        The Company's growth from a small manufacturer of drapery hardware with approximately $15 million in annual sales in 1967 has largely been the result of the acquisition and integration of nearly 100 businesses and product lines to build a strong multi-product offering. Set forth below is a list of the Company's major acquisitions since 1991 along with the approximate amount of aggregate annual sales for the businesses acquired in the full year prior to acquisition.

   Major Acquisitions Since 1991
   -----------------------------

                         Acquired Trade or                                                Annual Sales
     Year                  Brand Name (1)                Product Category                 When Acquired
     ----                -----------------               ----------------                 -------------
                                                                                          (In millions)

     1998                Swish, Gardinia                Window Treatments                      $700
                         Panex, Calphalon               Aluminum Cookware
                         Rotring                        Writing Instruments

     1997                Rolodex, Eldon                 Office Storage and Organization        $550
                         Kirsch                         Window Treatments

     1996                Holson and Burnes of Boston    Picture Frames                         $130

     1995                Decorel                        Picture Frames                         $300
                         Berol                          Markers and Writing Instruments

     1994                Del Mar and LouverDrape        Window Treatments                      $470
                         Eberhard Faber (including      Markers and Writing Instruments
                         Uni-Ball(2))
                         Pyrex (3)                      Glassware and Plasticware

     1993                Goody                          Hair Accessories                       $500
                         Levolor                        Window Treatments
                         Lee Rowan                      Home Storage Products

     1992                Sanford (including             Markers and Writing Instruments        $120
                         Sharpie and Expo)
                         Intercraft                     Picture Frames

     1991                Rogers and Keene               Office Storage and Organization        $ 50


   (1) All listed trade and brand names are trademarks, which are registered in the United States Patent and Trademark Office, except for Gardinia and Panex.

   (2) Used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries.

   (3) Used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only.


   Internal Growth
   ---------------

        The second element of the Company's growth strategy is internal growth. Once an acquired business has been Newellized, the Company's strategy is to build profitable sales and contribute to the Company's internal growth. Avenues for internal growth include introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. The Company's goal is to achieve an internal growth rate of 3-5% per year, and over the last five years, the Company has achieved an average of 5% annual internal growth. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than two years and minor acquisitions. The Company intends to continue to pursue internal growth opportunities to complement its acquisition growth.

   International
   -------------

        The Company is pursuing international opportunities to further its acquisition and internal growth objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Europe, Mexico and South America, makes them attractive to the Company by providing opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company's domestic customers whose businesses are growing internationally. The Company's recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 22% of total sales in 1998 from approximately 8% in 1992.

        Within the last few years, the Company acquired a number of businesses with significant foreign sales. The Company's first significant foreign acquisition was the 1994 acquisition of Corning Incorporated's European consumer product business, with annual sales of approximately $130 million. Now known as Newell Europe, the acquisition included Corning's manufacturing facilities in England, France and Germany, as well as the trademark rights and product lines of Pyrex{R} glass cookware used under exclusive license from Corning

   Incorporated and its subsidiaries in Europe, Africa and the Middle East only. The 1995 acquisition of Berol, an international manufacturer and marketer of writing instruments provided annual international sales of more than $80 million and several foreign manufacturing facilities. The 1997 acquisition of Kirsch added annual international sales of drapery hardware and window coverings of approximately $150 million and several European manufacturing facilities. The 1998 foreign acquisitions included Swish and Gardinia, drapery hardware manufacturers in Europe, Panex, a maker of aluminum cookware in Latin America, and Rotring, a manufacturer of writing and drawing instruments in Europe. These 1998 acquisitions represent approximately $450 million in annualized sales outside the United States.

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

   Information Technology
   ----------------------

        The Company is an industry leader in the application of Electronic Data Interchange ("EDI") technology, an electronic link between the Company and many of its retail customers, and invests in advanced computer systems. The Company uses EDI to receive and transmit purchase orders, invoices and payments. By replacing paper-based processing with computer-to-computer business transactions, EDI has cut days off the order/shipping cycle.

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

   On-Time Delivery
   ----------------

        A critical element of the Company's customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enables the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers. For 1998, approximately 98% of the items ordered by customers were shipped on time, typically within two to three days of the customer's order.

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

   Corporate Structure
   -------------------

        By decentralizing its manufacturing and marketing efforts while centralizing key administrative functions, the Company seeks to foster a responsive entrepreneurial culture. The Company's divisions concentrate on designing, manufacturing, merchandising, selling their products and servicing their customers, which facilitates product development and responsiveness to customers. Administrative functions that are centralized at the corporate level include cash management, accounting systems, capital expenditure approvals, order processing, billing, credit, accounts receivable, data processing operations and legal functions. Centralization concentrates technical expertise in one location, making it easier to observe overall business trends and manage the Company's businesses.

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

   FOREIGN OPERATIONS
   ------------------

        Information regarding the Company's 1998, 1997 and 1996 foreign operations is included in note 13 to the consolidated financial statements and is incorporated by reference herein.

   RAW MATERIALS
   -------------

        The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

   PATENTS AND TRADEMARKS
   ----------------------

        The Company has many patents, trademarks, brand names and trade names, none of which is considered material to the consolidated operations.

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

        For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal-Mart (including Sam's Club), accounted for approximately 14% of net sales in 1998. Other top ten customers included Kmart, The Home Depot, The Office Depot, Target, JCPenney, United Stationers, Hechinger, Office Max and Lowe's.

        The Company's other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative
   "good-better-best" marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

   ENVIRONMENT
   -----------

        Information regarding the Company's environmental matters is included in the Management's Discussion and Analysis section of this report and in note 14 to the consolidated financial statements and is incorporated by reference herein.

   EMPLOYEES
   ---------

        The Company has approximately 32,000 employees worldwide, of whom approximately 9,300 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.


   Item 2.  Properties
            ----------

        The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The executive offices are located in Beloit, Wisconsin, which is an owned facility occupying approximately 9,000 square feet. Other Corporate offices are located in Illinois in owned facilities at Freeport (occupying 73,000 square feet) and owned and leased space in Rockford (occupying 7,000 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business. The properties are used for manufacturing ("M"), distribution ("D") and administrative offices ("A").



                                           Owned or
                                          Exp. Date          General
        Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    UNITED STATES
    Arkansas         Bentonville            05/99               A
                     Bentonville            M-T-M               A

    Arizona          Phoenix                03/04               D
                     Bizbes                 Owned               M

                                           Owned or
                                          Exp. Date          General
        Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    California       Irvine                 Owned               M
                     Irvine                 Owned             M & A
                     Santa Fe Springs       04/00               D
                     Vista                  06/03           M, D & A
                     Westminister           09/02               M
                     Westminister           04/99               M

    Georgia          Athens                 Owned               M
                     Augusta                08/01               A
                     Columbus               Owned               D
                     Columbus               12/99               D
                     Manchester             Owned               M
                     Peachtree City         Owned               A
                     St. Simons             12/99               A

    Illinois         Bannockburn            12/03               A
                     Bellwood               Owned             M & A
                     Bellwood               11/99           M, D & A
                     Freeport               10/01             M & D
                     Freeport               Owned               A
                     Freeport               Owned           M, D & A
                     Freeport               09/00               A
                     Itasca                 M-T-M               A
                     Itasca                 08/99               A
                     Lake Bluff             12/00               A
                     Mundelein              09/99             M & A
                     Rockford               Owned           M, D & A
                     Rockford               Owned               A
                     Rockford               04/04               D
                     Rockford               05/06               A
                     Rockford               10/03               A
                     South Holland          06/02               M
                     Waukegan               07/99               D


    Indiana          Lowell                 Owned           M, D & A
                     Middlebury             Owned               M

    Maine            Libson Falls           03/03             M & D

    Massachusetts    Montague               Owned               M

    Michigan         Sturgis                Owned             M & D
                     Sturgis                Owned             M & D

                                           Owned or
                                          Exp. Date          General
        Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    Missouri         Fenton                 12/99               D
                     Fenton                 11/99               D
                     Jackson                Owned           M, D & A
                     Jackson                12/01               D

    Nebraska         Omaha                  09/00               D

    New Hampshire    Claremont              Owned             M & D
                     Claremont              10/00               D

    New Jersey       Rockaway               03/02               M
                     Bloomsbury             Owned           M, D & A
                     Cranbury               12/05               D
                     Greenwich Twp          Owned             M & D
                     Secaucus               12/99               D

    New York         Farmingdale            12/99             M & A
                     Medina                 Owned           M, D & A
                     New York               01/01               D
                     Ogdensburg             Owned             M & A
                     Ogdensburg             Owned               D

    North Carolina   High Point             Owned               M
                     Statesville            05/99             M & A

    Ohio             Bremen                 Owned               M
                     Bremen                 Owned               D
                     Lancaster              M-T-M               A
                     Lancaster              Owned           M, D & A
                     Lancaster              Owned               D
                     Perrysburg             Owned           M, D & A
                     Toledo                 M-T-M               D
                     Toledo                 05/02               D
                     Westerville            Owned             M & A

    Pennsylvania     Ambridge               M-T-M               D
                     Monaca                 Owned             M & A
                     Monaca                 M-T-M               D
                     Shamokin               Owned             M & D
                     Shamokin               Owned               M
                     Sunbury                Owned               D
                     Wampum                 M-T-M               D

    Puerto Rico      Carolina               06/03             D & A
                     Moca                   04/02             M & A

    Rhode Island     North Smithfield       05/05               A

                                           Owned or
                                          Exp. Date          General
        Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    Tennessee        Covington              M-T-M               D
                     Johnson City           12/99               D
                     Johnson City           Owned               M
                     Johnson City           05/00               D
                     Lewisburg              Owned           M, D & A
                     Lewisburg              M-T-M               D
                     Maryville              Owned           M, D & A
                     Memphis                12/01             D & A
                     Memphis                02/06           M, D & A
                     Shelbyville            Owned           M, D & A

    Texas            Carrollton             01/00               D
                     Taylor                 M-T-M             M & A
                     Waco                   Owned               M
                     Waco                   07/99               D
                     Waco                   01/06               M

    Utah             Ogden                  Owned               M
                     Salt Lake City         04/99               M

    Vermont          Brangboro              12/07             M & A

    West Virginia    Clarksburg             Owned               D

    Wisconsin        Beloit                 Owned               A
                     Chilton                Owned               M
                     Madison                04/00               D
                     Madison                M-T-M               D
                     Madison                Owned           M, D & A
                     Manitowoc              04/02               D
                     Manitowoc              Owned           M, D & A
                     St. Francis            Owned           M, D & A
                     Cudahy                 06/99               D

    CANADA
    Alberta          Calgary                07/01               M

                                         Owned or
                                        Exp. Date          General
      Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    Ontario          Concord                09/99               A
                     Meaford                Owned               D
                     Mississauga            Owned             M & D
                     Oakville               10/99             D & A
                     Pickering              03/07               D
                     Pickering              Corp.               D
                     Pickering              Corp.               D
                     Prescott               09/00               A
                     Prescott               Owned             M & A
                     Prescott               M-T-M               D
                     Richmond Hills         10/00               A
                     Toronto                08/02             M & A
                     Watford                01/04           M, D & A

    Quebec           Repentigny             M-T-M               M

    EUROPE
    Austria          St. Polten             M-T-M               D
                     Wien                   M-T-M               D
                     Worgl Tirol            Owned           M, D & A

    Belarus          Minskij Rajon          03/00               D
                     Minskij Rajon          12/99             D & A

    Belgium          Aarschot               Owned             D & A
                     Zellick                07/07             D & A
                     Bornem                 03/99               D

    Czechia          Zalec                  Owned             D & A

    Denmark          Aars                   Owned               M
                     Hedehusene             M-T-M             M & A
                     Risskov                07/01               A

    Finland          Helsinki               M-T-M               A

    France           Ablis                  02/06               D
                     Avon                   11/99               A
                     Bordeaux               07/99               A
                     Briand                 Owned             M & A
                     Chateauroux            Owned           M, D & A
                     Chateauroux            12/99               D
                     Feuquieres en Virneu   Owned               A
                     Les Ulls Cedex         07/04             D & A
                     Melun Cedex            06/99           M, D & A
                     Mitra Mory             03/07             D & A

                                           Owned or
                                          Exp. Date          General
        Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    Germany          Bunde                  11/01             D & A
                     Bunde                  Owned           M, D & A
                     Eckental               Owned             D & A
                     Ernskirchen            Owned               M
                     Garching/Munchen       12/99             D & A
                     Gobritz                M-T-M               D
                     Gobritz                12/05               A
                     Haan                   Owned             D & A
                     Hamburg                11/03               A
                     Hamburg                Owned               D
                     Hamburg                Owned           M, D & A
                     Hamburg                M-T-M               D
                     Henstadt-Ulzburg       Owned             D & A
                     Isny                   10/00               D
                     Isny                   Owned             M & A
                     Isny                   Owned           M, D & A
                     Isny                   M-T-M               D
                     Kirchen                Owned               M
                     Malerhofen             Owned           M, D & A
                     Muhltal                Owned           M, D & A
                     Saara                  12/99               M
                     Schmolin               Owned           M, D & A
                     Schwabisch-Gmund       M-T-M             D & A
                     Tudingen               Owned             D & A
                     Wiebelsheim            Owned           M, D & A
                     Zachow/Berlin          Owned           M, D & A

    Greece           Athens                 12/02             D & A

    Hungary          Budapest               M-T-M             D & A

    Italy            Albignasego            M-T-M             D & A
                     Figino Serenza         Owned               M
                     Milan                  12/01               A
                     Milano                 03/04             D & A
                     Milan                  04/99               D
                     Supino                 Owned               M

    Netherlands      Almere-haven           Owned             D & A

    Norway           Moss                   01/03           M, D & A
                     Oslo                   03/04             D & A

                                          Owned or
                                         Exp. Date          General
      Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    Poland           Gdansk                 07/00             D & A
                     Otwock                 M-T-M             D & A
                     Swietochiowice         08/00             D & A
                     Tyniec Maly            Owned           M, D & A

    Portugal         Amadora                Owned             D & A
                     Lisbon                 M-T-M               D
                     Porto                  Owned               D

    Romania          Bukarest               10/01               D
                     Bukarest               12/99               A

    Slovakia         Priavidza              04/99             D & A

    Spain            Barcelona              Owned               D
                     Barcelona              12/03               A
                     Madrid                 12/99               A
                     Madrid                 Owned               D
                     Malaga                 Owned               D
                     Ovledo                 Owned               D
                     Tenerife               M-T-M               D
                     Valladolid             Owned               D
                     Victoria               Owned               M

    Sweden           Andestorp              Owned           M, D & A
                     Malmo                  Owned             M & A
                     Malmo                  M-T-M             M & D
                     Nykoping               06/99           M, D & A

    Switzerland      Riedstr                Owned             D & A

    Turkey           Istanbul               03/00             D & A

                                         Owned or
                                        Exp. Date          General
      Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    United Kingdom   Bercl House            Owned             M & A
                     Dunstable              02/05               D
                     King's Lynn            Owned           M, D & A
                     Sheffield              12/12             M & D
                     Sheffield              12/15               D
                     Sheffield              M-T-M             M & D
                     Sheffield              09/10               D
                     Shefford               07/01               D
                     Shefford               05/06               D
                     Slough                 06/07               A
                     Sunderland             Owned               M
                     Sunderland             11/99               D
                     Sunderland             12/00               D
                     Tamworth               Owned             M & A
                     Tamworth               03/00               M
                     Tipton                 12/18               D
                     Venus House            Owned             M & D
                     Worcastershire         Owned               A

    Ukraine          Kiev                   03/00               A

    LATIN AMERICA
    Argentina        Buenos Aires           10/00             D & A

    Brazil           Sao Paulo              01/00               D
                     Sao Paulo              12/99             M & A

    Colombia         Bogota                 Owned           M, D & A

    Mexico           Cancun                 Owned               A
                     Durango                M-T-M               M
                     Estado de Mexico       06/99               D
                     Jocotitian             06/03               M
                     Tijuana                M-T-M               M
                     Tlalnepantla           Owned           M, D & A

    Venezuela        Caracas                Owned               D
                     Maracay                Owned           M, D & A
                     Maracay                M-T-M               M
                     San Vicente            Owned             M & D

    ASIA
    Australia        Noble Park             06/00             D & A
                     Victoria               07/99               A

    China            Hong Kong              09/99             D & A

                                          Owned or
                                         Exp. Date          General
       Location           City           if Leased         Character
      -----------          -----         ------------     ------------

    Japan            Fukuoka                12/99               A
                     Osaka                  12/99               A
                     Saitama                M-T-M               D
                     Tokyo                  05/99               A

   Item 3.  Legal Proceedings
   --------------------------

        Information regarding legal proceedings is included in note 14 to the consolidated financial statements and is incorporated by reference herein.

   Item 4.  Submission of Matters to a Vote of Security Holders
   ------------------------------------------------------------

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 1998.

   Supplementary Item - Executive Officers of the Registrant as of
   12/31/98

   Name                     Age  Present Position With the Company
   ----                     ---  ---------------------------------

   William P. Sovey         65   Chairman of the Board

   John J. McDonough        62   Vice Chairman and Chief Executive
                                 Officer

   Thomas A. Ferguson, Jr.  51   President and Chief Operating Officer

   Donald L. Krause         59   Senior Vice President-Corporate
                                 Controller

   William T. Alldredge     58   Vice President-Finance

   Richard C. Dell          52   Group President

   William J. Denton        54   Group President

   Robert S. Parker         53   Group President

   Gilbert A. Niesen        54   Vice President - Personnel Relations

   William P. Sovey has been Chairman of the Board since January 1, 1998. He was Vice Chairman and Chief Executive Officer of the Company from May 1992 through December 1997. From January 1986 through July 1992, he was President and Chief Operating Officer.

   John J. McDonough has been Vice Chairman and Chief Executive Officer of the Company since January 1, 1998 and a Director since 1992. He was Senior Vice President-Finance of the Company from November 1981 through April 1983. Mr. McDonough has also been President and Chief Executive Officer of McDonough Capital Company LLC (an investment management company) since April 1995. Prior thereto, he was Vice Chairman and a Director of Dentsply International Inc. (a manufacturer and distributor of dental and medical x-ray equipment and other dental products) from 1983 through October 1995, and was Chief Executive Officer from April 1983 through February 1995.

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

   Robert S. Parker has been Group President since August 1998. He was President of Sanford Corporation from February 1992 to August 1998.

   Gilbert A. Niesen has been Vice President-Personnel Relations since May 1998. He was Vice President of Human Resources of the Mirro Division from March 1994 to May 1998, and Vice President of Human Resources of Amerock Corporation from December 1987 to March 1994.

                                   PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters
             -------------------------------------------------

        The Company's Common Stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 31, 1998, there were 16,315 stockholders of record. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated.

                              1998                   1997                    1996
                         ------------------     ------------------      ------------------
                          High         Low       High       Low          High       Low
                         ---------   -------    -------    -------      --------   -------
             Quarters:
             First       $50 3/16    $40 7/8    $38 3/8    $30 3/8      $28 7/8    $25 5/8
             Second       49 13/16    45 7/16    40 1/16    32 7/8       32         25 1/2
             Third        54 7/16     43 3/16    43 1/4     37 1/2       32         28 1/2
             Fourth       49 1/16     37 13/16   43 3/16    35 1/8       33 1/4     28 1/4

        The Company has paid regular cash dividends on its Common Stock since 1947. On February 8, 1999, the quarterly cash dividend was increased to $0.20 per share from the $0.18 per share that had been paid since February 10, 1998. Prior to this date, the quarterly cash dividend paid was $0.16 per share since February 11, 1997, which was an increase from the $0.14 per share paid since February 6, 1996.

        Information about the 5.25% convertible quarterly income preferred securities issued by a wholly owned subsidiary trust of the Company, which are reflected as outstanding in the Company's consolidated financial statements as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, is included in note 5 to the consolidated financial statements and is incorporated by reference herein.

   Item 6.   Selected Financial Data
             -----------------------

        The following is a summary of certain consolidated financial information relating to the Company at December 31. The summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included elsewhere in this report and the schedules thereto.

                                            1998           1997*          1996*        1995*          1994*
                                            ----           ----           ----         ----           ----
                                                         (In thousands, except per share data)
     INCOME STATEMENT DATA
     Net sales                            $3,720,040    $3,336,233     $2,972,839     $2,580,313    $2,141,600
     Cost of products sold                 2,548,064     2,259,551      2,020,116      1,759,871     1,437,518
                                          ----------     ---------      ---------     ----------    ----------
       Gross income                        1,171,976     1,076,682        952,723        820,442       704,082

     Selling, general
       and administrative expenses           583,016       497,739        461,802        392,921       335,532
     Trade names and goodwill
       amortization and other                 54,860        31,882         23,554         19,280        15,400
                                          ----------      --------      ---------      ---------    ----------
       Operating income                      534,100       547,061        467,367        408,241       353,150
     Nonoperating expenses (income):
       Interest expense                       60,397        76,413         58,541         51,443        31,435
       Other, net                           (211,143)      (14,686)       (19,474)       (20,353)      (16,717)
                                          ----------      --------      ---------      ---------     ----------
        Net                                 (150,746)       61,727         39,067         31,090        14,718
                                          ----------      --------      ---------      ---------     ----------
     Income before income taxes              684,846       485,334        428,300        377,151        338,432
       Income taxes                          288,690       192,187        169,258        150,676        137,141
                                          ----------      --------      ---------      ---------     ----------
        Net income                        $  396,156    $  293,147     $  259,042     $  266,475    $   201,291
                                          ==========      ========      =========      =========     ==========
     Earnings Per Share
       Basic                              $     2.44    $     1.81     $     1.60     $     1.40    $      1.25
       Diluted                            $     2.38    $     1.80     $     1.60     $     1.40    $      1.25

     Dividends per share                  $     0.72    $     0.64     $     0.56     $     0.46    $      0.39

     Weighted Average Shares Outstanding
       Basic                                 162,544       162,173        161,858        161,306        160,868
       Diluted                               173,041       163,308        162,281        161,624        161,094





                                             1998          1997*           1996*           1995*          1994*
                                             ----          ----            ----            ----           ----
                                                                      (In thousands)
     BALANCE SHEET DATA

     Inventories                          $  714,531    $  653,200     $   524,444    $   518,039     $   426,847
     Working capital                         769,619       719,215         482,580        462,683         141,592
     Total assets                          4,327,912     4,011,734       3,058,430      2,965,190       2,517,780
     Short-term debt                          76,250        83,914         108,814        165,050         310,790
     Long-term debt, net of
      current maturities                     866,211       786,793         685,608        776,565         423,975
     Stockholders' equity                  1,912,007     1,725,221       1,500,022      1,301,585       1,126,941

   * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   1994
   ----

        On August 29, 1994, the Company acquired the assets of the decorative window coverings business of Home Fashions, Inc.("HFI"), including vertical blinds and pleated shades sold under the Del Mar{R} and LouverDrape{R} brand names. HFI was combined with Levolor and together they are operated as a single entity called Levolor Home Fashions. On October 18, 1994, the Company acquired Faber-Castell Corporation ("Faber"), a maker and marketer of markers and writing instruments, including wood-cased pencils and rolling ball pens, sold under the Eberhard Faber{R} brand name. Faber was combined with Sanford and together they are operated as a single entity called Sanford North America. On November 30, 1994, the Company acquired the European consumer products business of Corning Incorporated (now known as "Newell Europe"). This acquisition included Corning's consumer products manufacturing facilities in England, France and Germany, the product lines and right to use the foreign registered trademarks Pyrex{R}, Pyroflam{TM} and Visions{TM} brands in Europe, the Middle East and Africa, and Corning's consumer distribution network throughout these areas under exclusive license from Corning Incorporated. Additionally, the Company became the distributor in Europe, the Middle East and Africa for Corning's U.S. manufactured cookware and dinnerware brands. For these and other minor 1994 acquisitions, the Company paid $360.8 million in cash and assumed $12.8 million of debt.

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

   Decorel was combined with Intercraft. On November 2, 1995, the Company acquired Berol Corporation ("Berol"), a designer, manufacturer and marketer and markers and writing instruments. Berol was combined with Sanford. The U.S. component of Berol is operated as part of the Sanford North America division. The international piece is operated as part of Sanford International. For these and other minor 1995 acquisitions, the Company paid $210.6 million in cash, issued 379,507 shares of the Company's Common Stock (valued at approximately $9.5 million) and assumed $144.2 million of debt.

        The transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $181.1 million.

   Subsequent Years
   ----------------

        Information regarding businesses acquired in the last three years is included in note 2 to the consolidated financial statements.

   QUARTERLY SUMMARIES

   Summarized quarterly data for the last three years is as follows
   (unaudited):


     Calendar Year                1st            2nd         3rd           4th          Year
     -------------                ---            ---         ---           ---          ----
                                            (In millions, except per share data)
     1998
     ----
     Net sales                   $ 770.5       $ 922.7      $ 957.1      $1,069.7      $3,720.0
     Gross income                  231.0         307.4        325.2         308.4       1,172.0
     Net income                    148.9          88.7         99.2          59.4         396.2
     Earnings per share:
       Basic                        0.92           0.55         0.61          0.36          2.44
       Diluted                      0.88           0.54         0.60          0.36          2.38

     1997*
     ----
     Net sales                   $ 650.0       $ 819.3      $ 925.7      $ 941.2       $3,336.2
     Gross income                  195.1         270.1        298.6        312.9        1,076.7
     Net income                     37.7          77.0         87.2         91.2          293.1
     Earnings per share:
       Basic                        0.23           0.48         0.54         0.56           1.81
       Diluted                      0.23           0.47         0.54         0.56           1.80

     1996*
     ----
     Net sales                   $ 638.8       $ 753.2      $ 791.7      $ 789.1       $2,972.8
     Gross income                  189.6         243.8        257.8        261.5          952.7
     Net income                     33.0          67.3         76.3         82.4          259.0
     Earnings per share:
       Basic                         0.20          0.42         0.47         0.51           1.60
       Diluted                       0.20          0.42         0.47         0.51           1.60


   * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   Item 7.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition
             --------------------------------------------------

             The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.


   Introduction
   ------------

             The Company's primary financial goals are to increase sales and earnings per share an average of 15% per year, to achieve an annual return on beginning equity ("ROE") of 20% or above, to increase dividends per share in line with earnings growth, and to maintain a prudent ratio of total debt to total capitalization, net of cash ("leverage"). The Company has achieved most of these goals over the last ten years, increasing sales and earnings per share at compound annual rates of 13% and 16%, respectively, averaging 21% ROE, increasing dividends per share at a compound annual rate of 18% and averaging 26% leverage. The Company believes that the principal factors affecting its ability to achieve these objectives in the future are likely to be the realized rates of both acquisition and internal growth and the Company's continued ability to integrate acquired businesses through a process called "Newellization."


             Since 1990, the Company has more than tripled its sales by acquiring businesses with aggregate annual sales of approximately $3 billion (excluding Rubbermaid). The rate at which the Company can integrate Rubbermaid and other recent acquisitions to meet the Company's standards of profitability will affect near-term financial results. Over the longer term, the Company's ability both to make and to integrate strategic acquisitions will impact the Company's financial results.

             The Company pursues internal growth by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S. based customers' international expansion. The Company's goal is to achieve an internal growth rate of 3-5% per year, and over the last five years, it has achieved an average of 5% annual internal growth. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than two years and minor acquisitions. The Company believes that its future internal growth will likely depend on its continued success in these areas, as well as external factors.

   RESULTS OF OPERATIONS

             The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales:


     Year Ended December 31,           1998                     1997*                    1996*
                                       -----                    -----                    -----
     Net sales                         100.0%                    100.0%                   100.0%
     Cost of products sold              68.5                      67.7                     68.0
                                      ----------------------------------------------------------
              Gross income              31.5                      32.3                     32.0
     Selling, general and
              administrative expenses   15.6                      14.9                     15.5
     Goodwill amortization
     and other                           1.5                       1.0                      0.8
                                      -----------------------------------------------------------
              Operating income          14.4                      16.4                     15.7
     Nonoperating expenses:
              Interest expense           1.6                       2.3                      2.0
              Other, net                (5.6)                     (0.4)                    (0.7)
                                      ------------------------------------------------------------
                                        (4.0)                      1.9                      1.3
                                      ------------------------------------------------------------
     Pre-tax income                     18.4                      14.5                     14.4
     Income taxes                        7.8                       5.7                      5.7
                                      ------------------------------------------------------------
              Net income                10.6%                      8.8%                     8.7%
                                      ============================================================


   * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.


   1998 vs. 1997
   -------------

             Net sales for 1998 were $3,720.0 million, representing an increase of $383.8 million or 11.5% from $3,336.2 million in 1997. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Eldon (acquired in June 1997), Swish (acquired in March
   1998), Panex (acquired in June 1998), Gardinia (acquired in August
   1998), Rotring (acquired in September 1998) and 4% internal growth. The 1997 and 1998 acquisitions are described in note 2 to the consolidated financial statements.

             As of December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." After reviewing the criteria for determining segments, the Company believes it has three reportable operating segments: Hardware and Home Furnishings, Office Products, and Housewares. This segmentation is appropriate because the Company organizes its product categories into these groups when making operating decisions and assessing performance, and the Company divisions included in each group sell primarily to the same retail channel: Hardware and Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers), and Housewares (discount stores and warehouse clubs).

             Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows, in millions:



     Year Ended December 31,                    1998              1997*            % Change
     --------------------------------------------------------------------------------------

     Hardware and
       Home Furnishings                         $1,758.1           $1,484.8       18.4%(1)
     Office Products                             1,040.3              899.2       15.7%(2)
     Housewares                                    921.6              952.2       (3.2)%(3)
                                              ---------------------------------------------
                                                $3,720.0           $3,336.2       11.5%
                                              =============================================

     Primary Reasons for Changes:

   (1) 6% internal growth and Kirsch (May 1997), Swish (March 1998), and Gardinia (August 1998) acquisitions

   (2) 8% internal growth and Rolodex (March 1997), Eldon (June 1997) and Rotring (September 1998) acquisitions, offset partially by Stuart Hall divestiture

   (3) 3% internal sales declines and Newell Plastics divestiture, offset partially by Panex (June 1998) acquisition.

   * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

             Gross income as a percent of net sales in 1998 was 31.5% or $1,172.0 million versus 32.3% or $1,076.7 million in 1997. Excluding costs associated with the 1998 Calphalon acquisition and certain realignment and other charges, gross income as a percent of net sales in 1998 was 32.2%. The slight decrease in gross margins was due to the 1998 acquisitions, which had gross margins lower than the Company's average gross margins. As the 1998 acquisitions are integrated, the Company expects its gross margins to improve. This decline was partially offset by increases in gross margins at several of the Company's core businesses.

             Selling, general and administrative expenses ("SG&A") in 1998 were 15.6% of net sales or $583.0 million versus 14.9% or $497.7 million in 1997. Excluding costs associated with the 1998 Calphalon acquisition and certain realignment and other charges, SG&A was 15.0% of net sales. The slight increase in SG&A as a percent of net sales was primarily due to the 1998 acquisitions, whose spending levels are higher than the Company's average. As these acquisitions are integrated, the Company expects its SG&A spending levels as a percentage of net sales to decline.

             The Company has reclassified trade names and goodwill amortization from nonoperating expense to operating expense for all periods presented. Trade names and goodwill amortization as a percentage of net sales was 1.0% in both 1998 and 1997, excluding charges of $16.2 million (which included write-offs of intangible assets) recorded in 1998.

             Operating income in 1998 was 14.4% of net sales or $534.1 million versus 16.4% or $547.1 million in 1997. Excluding costs associated with the 1998 Calphalon acquisition ($28.8 million) and certain realignment and other charges ($38.8 million), operating income in 1998 was $601.7 or 16.2% of net sales. The slight decrease in operating margins in 1998 was primarily due to the 1998 acquisitions, whose operating margins are improving as they are being integrated but are still operating at less than the Company's average operating margins. This decline was offset partially by increases in operating margins at several of the Company's core businesses.

             Other nonoperating income in 1998 was 4.0% of net sales or $150.7 million versus other nonoperating expenses of 1.9% or $61.8 million in 1997. The $212.5 million increase in income was due primarily to a net pre-tax gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation and a pre-tax gain of $35.6 million on the sales of Stuart Hall and Newell Plastics. This increase was partially offset by increases in distributions of $25.2 million related to the convertible preferred securities issued by a subsidiary trust in December 1997.

             For 1998 and 1997, the effective tax rates were 42.2% and 39.6%, respectively. The rate increase was the result of non-deductible goodwill related to the sales of the two businesses;
   excluding this item, the overall tax rate was 39.0% in 1998. See Note
   11 to the consolidated financial statements for an explanation of the effective tax rate.

             Net income for 1998 was $396.2 million, representing an increase of $103.1 million or 35.2% from 1997. Basic earnings per share in 1998 increased 34.8% to $2.44 versus $1.81 in 1997; diluted earnings per share in 1998 increased 32.2% to $2.38 versus $1.80 in 1997. Excluding the net pre-tax gain on the sale of Black & Decker stock of $191.5 million ($116.8 million after taxes), the net pre-tax gain of $35.6 million on the sales of Stuart Hall and Newell Plastics
   ($0.4 million after taxes) and costs associated with the 1998
   Calphalon acquisition and certain realignment and other charges of $67.6 million ($40.8 million after taxes), net income in 1998 increased $26.7 million or 9.1% to $319.8 million. The increase in net income, excluding the gains and charges noted above, was primarily due to strong shipments at the Company's core Office Products and Hardware and Home Furnishings businesses.

   1997 vs. 1996
   -------------

             Net sales for 1997 were $3,336.2 million, representing an increase of $363.4 million or 12.2% from $2,972.8 million in 1996. The overall increase in net sales was primarily attributable to contributions from Rolodex (acquired in March 1997), Kirsch (acquired in May 1997), Eldon (acquired in June 1997) and 3% internal growth.
   The 1997 acquisitions are described in note 2 to the consolidated financial statements.


             Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows, in millions:




      Year Ended December 31,                    1997*                   1996*                    % Change
     ------------------------------------------------------------------------------------------------------

     Hardware and
              Home Furnishings                  $1,484.8                 $1,299.3                  14.3%(1)
     Office Products                               899.2                    741.8                  21.2%(2)
     Housewares                                    952.2                    931.7                   2.2%(3)
                                              -------------------------------------------------------------
                                                $3,336.2                 $2,972.8                  12.2%
                                              =============================================================

     Primary Reasons for Changes:

   (1)  2% internal growth and Kirsch (May 1997) acquisition

   (2) 6% internal growth and Rolodex (March 1997) and Eldon (June 1997) acquisitions

   (3)  Internal growth

   * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

             Gross income as a percent of net sales in 1997 was 32.3% or $1,076.7 million versus 32.0% or $952.7 million in 1996. Gross margins improved as a result of cost savings achieved through the integration of several picture frame businesses acquired by the Company in recent years, profitability improvement at the Company's Levolor Home Fashions division and increased gross margins at several of the Company's other core businesses. The increase in gross margins was offset partially by 1997 acquisitions which had gross margins lower than the Company's average gross margins. As these acquisitions are integrated, the Company expects its gross margins to improve.

             SG&A in 1997 was 14.9% of net sales or $497.7 million versus 15.5% or $461.8 million in 1996. Core business SG&A spending as a percentage of sales decreased primarily as a result of cost savings arising from the picture frame business integration. This decrease was offset partially by the 1997 acquisitions, which had higher SG&A than the Company's average SG&A as a percent of net sales. As these acquisitions are integrated, the Company expects its SG&A spending levels as a percentage of net sales to decline.

             Trade names and goodwill amortization as a percentage of net sales in 1997 was comparable to 1996.

             Operating income in 1997 was 16.4% of net sales or $547.1 million versus 15.7% or $467.3 million in 1996. The increase in operating margins was primarily due to cost savings as a result of the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division and increased core business gross margins, offset partially by 1997 acquisitions which had average operating margins lower than the Company's average operating margins.

             Net nonoperating expenses in 1997 were 1.9% of net sales or $61.8 million versus 1.3% or $39.0 million in 1996. The $22.8 million increase was due primarily to a $16.6 million increase in interest expense (as a result of additional borrowings related to the 1997 acquisitions) and a $7.0 million decrease in dividend income. Dividend income decreased as a result of the conversion on October 15, 1996 by Black & Decker of 150,000 shares of privately placed Black & Decker convertible preferred stock, Series B, owned by the Company (purchased at a cost of $150.0 million) into 6.4 million shares of Black & Decker Common Stock. Prior to conversion, the preferred stock paid a 7.75% cumulative dividend, aggregating $2.9 million per quarter, before the effect of income taxes. After the conversion, the dividends paid to the Company on the shares of Black & Decker Common Stock owned by the Company as a result of the conversion totaled $0.8 million per quarter, before the effect of income taxes. For supplementary information regarding other nonoperating expenses, see note 12 to the consolidated financial statements.

             The effective tax rate was 39.6% and 39.5% in 1997 and 1996, respectively. See Note 11 to the consolidated financial statements for an explanation of the effective tax rate.

             Net income for 1997 was $293.1 million, representing an increase of $34.1 million or 13.2% from 1996. Basic earnings per share in 1997 increased 13.1% to $1.81 versus $1.60 in 1996; diluted earnings per share in 1997 increased 12.5% to $1.80 versus $1.60 in 1996. The increases in net income and earnings per share were primarily attributable to cost savings arising from the picture frame business integration, profitability improvement at the Company's Levolor Home Fashions division, cost savings as a result of the Kirsch integration into the Newell Window Furnishings division and increased operating margins at several of the Company's other core businesses.

   LIQUIDITY AND CAPITAL RESOURCES

   Sources
   -------

             The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

             Cash provided by operating activities in 1998 was $302.6 million, representing a decrease of $73.8 million from $376.4 million for 1997. This decrease was primarily due to an increase in payments related to liabilities at acquired businesses.

             On March 3, 1998, the Company received $378.3 million (before the payment of taxes on the net gain) from the sale of 7,862,300 shares of Black & Decker common stock. The proceeds from the sale were used to pay down commercial paper.

             In the third quarter of 1998, the Company received $199.0 million (before the payment of taxes on the net gains) from the sales of Stuart Hall and Newell Plastics.

             The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at December 31, 1998 totaled $69.2 million.

             During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At December 31, 1998, there were no borrowings under the revolving credit agreement.

             In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1998, $125.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

             The Company has a universal shelf registration statement on file for the issuance of up to $500.0 million of debt and equity securities from time to time. The Company issued during 1998 and has outstanding as of December 31, 1998 a total of $470.5 million of Medium-term notes under this program. The maturities on these notes range from five to thirty years at an average interest rate of 6.0%.

             At December 31, 1998, the Company had outstanding $263.0 million (principal amount) of Medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average interest rate of 6.3%.


   Uses
   ----

             The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

             In 1998, the Company acquired Swish, Panex, Gardinia and Rotring and made other minor acquisitions for cash purchase prices totaling $413.3 million. In 1997, the Company acquired Rolodex, Kirsch and Eldon and made other minor acquisitions for cash purchase prices totaling $762.1 million. In 1996, the Company acquired Holson Burnes and completed other minor acquisitions for consideration that included cash of $42.6 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, medium-term notes and notes payable under the Company's lines of credit.

             Capital expenditures were $147.7 million, $103.2 million and $96.2 million in 1998, 1997 and 1996, respectively. The increase in 1998 was primarily due to the replacement of glass manufacturing tanks at the Newell Europe and Anchor Hocking divisions.

             The Company has paid regular cash dividends on its Common Stock since 1947. On February 8, 1999, the quarterly cash dividend was increased to $0.20 per share from the $0.18 per share that had been paid since February 10, 1998. Prior to this date, the quarterly cash dividend paid was $0.16 per share since February 11, 1997, which was an increase from the $0.14 per share paid since February 6, 1996. Dividends paid during 1998, 1997 and 1996 were $116.5 million, $101.8 million and $88.9 million, respectively.

             Retained earnings increased in 1998, 1997 and 1996 by $279.7 million, $191.3 million and $170.1 million, respectively. The higher increase in 1998 versus the increase in 1997 was primarily due to a pre-tax gain of $191.5 million ($116.8 million after taxes) on the sale of the Black & Decker common stock. The average dividend payout ratio to common stockholders in 1998, 1997 and 1996 was 30%, 36% and 35%, respectively (represents the percentage of diluted earnings per share paid in cash to stockholders).

             Working capital at December 31, 1998 was $769.6 million compared to $719.2 million at December 31, 1997 and $482.6 million at December 31, 1996. The current ratio at December 31, 1998 was 1.94:1 compared to 2.01:1 at December 31, 1997 and 1.72:1 at December 31, 1996.

             Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .27:1 at December 31, 1998, .27:1 at December 31, 1997 and .35:1 at December 31, 1996.

             The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   LEGAL AND ENVIRONMENTAL MATTERS

             The Company is subject to certain legal proceedings and claims, including various environmental matters, that have arisen in the ordinary conduct of its business. Such matters are more fully described in Note 14 to the Company's consolidated financial statements. The Company does not expect any amount it may be required to pay in excess of amounts reserved will have a material effect on its consolidated financial statements.


   YEAR 2000 COMPUTER COMPLIANCE

   State of Readiness
   ------------------

             Any computer equipment that uses two digits instead of four to specify the year will be unable to interpret dates beyond the year 1999. This "Year 2000" issue could result in system failures or miscalculations causing disruptions of operations.

             In order to address Year 2000 compliance issues, the Company has initiated a comprehensive project designed to minimize or eliminate these kinds of operational disruptions in its information technology ("IT") systems, as well as its non-IT systems (e.g., HVAC systems and building security systems). The project consists of six phases: company recognition, inventory of systems, impact analysis, planning, fixing and testing.

             The Company has substantially completed all phases for its IT and non-IT systems in the United States. With respect to International IT systems, approximately 60% of the Company's critical business systems are currently compliant and approximately 40% are in the process of being fixed and tested. With respect to International non-IT systems, the assessment phase indicated a need for only minor fixing. For both International IT and non-IT systems, the fixing and testing phases currently underway are generally expected to be completed by June 1999.

             As part of its Year 2000 project, the Company has initiated communications with all of its key vendors and services suppliers (including raw material and utility providers) to assess their state of Year 2000 readiness. Over 80% of its key vendors and service suppliers have responded in writing to the Company's Year 2000 readiness inquiries and have said they will be Year 2000 compliant. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or onsite visits as deemed appropriate. The Company is prepared in cases where its main vendor or service provider cannot continue with its business due to Year 2000 problems to use alternate vendors as sources for required materials. Despite the Company's efforts, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.


   Costs
   -----

             The Company estimates that it will incur total expenses of $14 million to $16 million in conjunction with the Year 2000 compliance project (excluding such expenses relating to the Rubbermaid operations). As of December 31, 1998, the Company has spent $14 million in conjunction with this project. The majority of these expenditures were capitalized since they were associated with purchased software that would have been replaced in the normal course of business.


   Risks
   -----

             With respect to the risks associated with its IT and non-IT systems, the Company believes that the most likely worst case scenario is that the Company may experience minor system malfunctions and errors in the early days and weeks of 2000 that were not detected during its fixing and testing efforts. The Company also believes that these problems will not have a material effect on the Company's financial condition or results of operations.

             With respect to the risks associated with third parties, the Company believes that the most likely worst case scenario is that some of the Company's vendors will not be compliant and will have difficulty filling orders and delivering goods. Management also believes that the number of such vendors will have been minimized by the Company's program of identifying non-compliant vendors and replacing or jointly developing alternative supply or delivery solutions prior to 2000. Due to the diversity of its product lines, the Company does not have material sensitivity to any one vendor or service supplier.

             The Company has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. For example, the Company has made the assumption that government agencies, utility companies and telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little if any ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable.

   Contingency Plans
   -----------------

             In the United States, the Company has all of its major business systems running on a centralized system for all of its operating divisions. Although extensive testing has been completed for these systems, the following contingency plan has been adopted for Year 2000 issues that may occur on January 1, 2000 and thereafter:

             - A triage team has been assembled which has the authority and financial capabilities to rectify all systems problems that may occur.

             - The team consists of Corporate officers and managers from every support function.

             - The team has access to vendor support hotlines and internal staffs.

             - Once a problem has been identified and course of action determined, staff will be assigned to provide around-the-clock corrective actions until the problem is resolved.


   INTERNATIONAL OPERATIONS
   ------------------------

             The Company's non-U.S. business is growing at a faster pace than its business in the United States. This growth outside the U.S. has been fueled by recent international acquisitions, which supplemented the Company's existing Canadian businesses and Newell International, the Company's subsidiary responsible for the majority of exports of the Company's products. For the year ended December 31, 1998, the Company's non-U.S. business accounted for approximately 22% of sales and 16% of operating income (see note 13 to the consolidated financial statements). Growth of both the U.S. and the non-U.S. businesses is shown below:


     Year Ended December 31,             1998             1997*      % Change
     -------------------------------------------------------------------------
     (in millions)

     Net sales:
                U.S.                   $2,906.1         $2,796.6         3.9%
                Non-U.S.                  813.9            539.6        50.8
                                      ------------------------------
     Total                             $3,720.0         $3,336.2        11.5%
                                      ==============================
     Operating income:
                U.S.                   $  449.0         $  460.8        (2.6)%
                Non-U.S.                   85.1             86.3        (1.4)
                                      ------------------------------
     Total                             $  534.1         $  547.1        (2.4)%
                                      ==============================


     Year Ended December 31,              1997*         1996*         % Change
     --------------------------------------------------------------------------
     (in millions)

     Net sales:
                U.S.                   $2,796.6         $2,558.2         9.3%
                Non-U.S.                  539.6            414.6        30.1
                                       ----------------------------
     Total                             $3,336.2         $2,972.8        12.2%
                                      =============================
     Operating income:
                U.S.                   $  460.8         $  401.7        14.7%
                Non-U.S.                   86.3             65.7        31.4
                                     ------------------------------
     Total                             $  547.1         $  467.4        17.1%
                                      =============================


     * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   MARKET RISK

             The Company's market risk is impacted by changes in interest rates, foreign currency exchange rates, and certain commodity prices. Pursuant to the Company's policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. The Company does not hold or issue derivative instruments for trading purposes.

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

             The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency cash flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany transactions are marked to market with the corresponding gains or losses included in the consolidated statements of income.

             Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

             The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition as they represent economic not financial losses.


                                                        Time          Confidence
                                       Amount           Period           Level
     -------------------------------------------------------------------------
     (In millions)

     Interest rates                    $8.6             1 day            95%
     Foreign exchange                  $1.8             1 day            95%


               The 95% confidence interval signifies the Company's degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company's favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, since actual results may differ significantly depending upon activity in the global financial markets.

   EURO CURRENCY CONVERSION

             On January 1, 1999, the "Euro" became the common legal currency for 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their exiting sovereign currencies ("legacy currencies") and the Euro. On January 4, 1999, the Euro began trading on currency exchanges and became available for non-cash transactions, if the parties elect to use it. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, participating countries will introduce Euro-denominated bills and coins, and effective July 1, 2002, legacy currencies will no longer be legal tender.

             After the dual currency phase, all businesses in participating countries must conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company has commenced an internal analysis of the Euro conversion process to prepare its information technology systems for the conversion and analyze related risks and issues, such as the benefit of the decreased exchange rate risk in cross-border transactions involving participating countries and the impact of increased price transparency on cross-border competition in these countries.

             The Company believes that the Euro conversion process will not have a material impact on the Company's businesses or financial condition on a consolidated basis.

   FORWARD LOOKING STATEMENTS

             Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, Year 2000 plans and related risks, pending legal proceeding and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report, the documents incorporated by reference herein and Exhibit 99 to this Report.

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk
            ----------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

   Item 8.   Financial Statements and Supplementary Data
             -------------------------------------------

                  Report of Independent Public Accountants
                  ----------------------------------------

   To the Stockholders of Newell Co.:

             We have audited the accompanying consolidated balance sheets of Newell Co. (a Delaware corporation) and subsidiaries as of December
   31, 1998, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of Newell Co. management.
   Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

             In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Co. and subsidiaries as of December 31, 1998, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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

                                      Arthur Andersen LLP
   Milwaukee, Wisconsin
   January 27, 1999

                                           CONSOLIDATED STATEMENTS OF INCOME
     ----------------------------------------------------------------------------------------------

     Year Ended December 31,                              1998           1997*           1996*
     ----------------------------------------------------------------------------------------------
     (In thousands, except per share data)
     Net sales                                       $3,720,040        $3,336,233      $2,972,839
     Cost of products sold                            2,548,064         2,259,551       2,020,116
                                                    -----------------------------------------------
        Gross Income                                  1,171,976         1,076,682         952,723
     Selling, general and administrative expenses       583,016           497,739         461,802
     Trade names and goodwill amortization and other     54,860            31,882          23,554
                                                    ----------------------------------------------
        Operating Income                                534,100           547,061         467,367
     Nonoperating (income) expenses:
        Interest expense                                 60,397            76,413          58,541
        Other, net                                     (211,143)          (14,686)        (19,474)
                                                    -----------------------------------------------
        Net                                            (150,746)           61,727          39,067
                                                    -----------------------------------------------
        Income Before Income Taxes                      684,846           485,334         428,300
     Income taxes                                       288,690           192,187         169,258
                                                    -----------------------------------------------
        Net Income                                     $396,156          $293,147        $259,042
                                                    ===============================================
     Earnings per share
        Basic                                             $2.44             $1.81           $1.60
        Diluted                                           $2.38             $1.80           $1.60
     Weighted average shares outstanding
        Basic                                           162,544           162,173         161,858
        Diluted                                         173,041           163,308         162,281


     * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   See notes to consolidated financial statements.


                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
     ----------------------------------------------------------------------------------------------------

     Year Ended December 31,                            1998              1997*            1996*
     ----------------------------------------------------------------------------------------------------
    (In thousands)

     Operating Activities
     Net income                                       $ 396,156          $293,147        $259,042
     Adjustments to reconcile net income to
        Net cash provided by operating activities:
        Depreciation and amortization                   147,526           131,964         118,109
        Deferred income taxes                            56,600            57,792          44,203
        Net gains on:
          Marketable equity securities                 (116,800)           (1,723)              -
          Sales of businesses                              (388)                -               -
        Write-off of intangible assets and other          4,288             2,365           1,338
        Other                                             3,610           (6,961)          (6,364)
     Changes in current accounts, excluding
        the effects of acquisitions:
        Accounts receivable                               9,005               675          (5,956)
        Inventories                                     (16,667)            5,233          21,110
        Other current assets                              3,928            (5,577)           (214)
        Accounts payable                                (44,583)          (21,974)        (22,416)
        Accrued liabilities and other                  (140,097)          (78,544)        (42,832)
                                                   ------------------------------------------------
        Net Cash Provided By Operating
          Activities                                     302,578           376,397        366,020

     Investing Activities
     Acquisitions, net                                 (437,639)         (715,316)        (58,213)
     Expenditures for property, plant and equipment    (147,741)         (103,195)        (96,230)
     Purchase of marketable equity securities           (26,056)                -          (3,513)
     Sale of businesses, net of taxes paid              162,225                 -               -
     Sale of marketable securities, net of taxes paid   303,869             6,389               -
     Disposals of non-current assets and other           10,633             5,082           8,430
                                                   ----------------------------------------------
        Net Cash Used in Investing Activities          (134,709)         (807,040)       (149,526)

     Financing Activities
     Proceeds from issuance of debt                     502,670           148,073           4,164
     Proceeds from the issuance of company-obligated
        mandatorily redeemable convertible preferred
        securities of a subsidiary trust                      -           500,000               -
     Proceeds from exercised stock options and other      3,859            17,026           7,274
     Payments on notes payable and long-term debt      (535,043)          (98,714)       (195,799)
     Cash dividends                                    (116,472)         (101,798)        (88,900)
                                                   ----------------------------------------------
        Net Cash Provided by (Used in)
        Financing Activities                           (144,986)          464,587        (273,261)
                                                   ----------------------------------------------
     Exchange rate effect on cash                        (1,477)           (2,200)            338
        Increase (decrease) in cash and cash             21,406           31,744          (56,429)
          equivalents
     Cash and cash equivalents at beginning of year      36,107             4,363          60,792



                                                   ------------------------------------------------
             Cash and Cash Equivalents at
                 End of Year                           $ 57,513         $  36,107       $   4,363
                                                   ================================================
     Supplemental cash flow disclosures -
        Cash paid during the year for:
             Income taxes                              $217,391         $ 162,100      $  127,392
             Interest                                    68,053            69,270          57,036

     * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   See notes to consolidated financial statements.


                                          CONSOLIDATED BALANCE SHEETS
     ---------------------------------------------------------------------------------------------------------

     December 31,                                        1998              1997*          1996*
     ---------------------------------------------------------------------------------------------------------
     (In thousands)

     Assets
      Current Assets
        Cash and cash equivalents                   $    57,513         $  36,107         $ 4,363
        Accounts receivable, net                        652,354           544,375         424,479
        Inventories, net                                714,531           653,200         524,444
        Deferred income taxes                            90,437           134,732         126,200
        Prepaid expenses and other                       76,240            65,280          68,978
                                                    ------------------------------------------------
             Total Current Assets                     1,591,075         1,433,694       1,148,464

     Marketable Equity Securities                        19,317           307,121         240,789
     Other Long-Term Investments                         57,967            51,020          58,703
     Other Assets                                       166,543           144,475         119,720
     Property, Plant and Equipment, Net                 835,646           711,325         567,880
     Trade Names and Goodwill, Net                    1,657,364         1,364,099         922,874
                                                     ------------------------------------------------
             Total Assets                           $ 4,327,912       $4,011,734      $3,058,430
                                                     ================================================
     Liabilities and Stockholders'
       Equity
     Current Liabilities
        Notes payable                               $    69,167         $  52,636      $   73,877
        Accounts payable                                164,328           138,531         114,158
        Accrued compensation                             80,794            82,676          67,269
        Other accrued liabilities                       480,048           397,561         337,729
        Income taxes                                     20,036            11,797          37,914
        Current portion of long-term debt                 7,083            31,278          34,937
                                                     --------------------------------------------------
             Total Current Liabilities                  821,456           714,479         665,884

     Long-Term Debt                                     866,211           786,793         685,608
     Other Non-Current Liabilities                      206,560           186,673         159,439
     Deferred Income Taxes                               20,821            90,216          47,477
     Minority Interest                                      857             8,352               -
     Company-Obligated Mandatorily Redeemable Convertible
        Preferred Securities of a Subsidiary Trust      500,000           500,000               -

     Stockholders' Equity
        Common Stock - authorized shares,
             400.0 million at $1 par value;             162,739           162,330         161,965
             Outstanding shares:
             1998 - 162.7 million
             1997 - 162.3 million
             1996 - 162.0 million
        Additional paid-in capital                      204,495           201,045         194,829
        Retained earnings                             1,585,327         1,305,643       1,114,294




        Accumulated other comprehensive income          (40,554)           56,203          28,934
                                                    --------------------------------------------------
             Total Stockholders' Equity               1,912,007         1,725,221       1,500,022
                                                    --------------------------------------------------
             Total Liabilities and Stockholders     $ 4,327,912        $4,011,734      $3,058,430
               Equity
                                                    ==================================================
     * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   See notes to consolidated financial statements.



                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
     ------------------------------------------------------------------------------------------------------------

                                                                                                Accumulated      Current
                                                                                                   Other          Year
                                                                 Additional                       Compre-       Compre-
                                                  Common           Paid-In         Retained       hensive       hensive
                                                   Stock          Capital(1)        Earnings       Income        Income
     -------------------------------------------------------------------------------------------------------------------------
     (In thousands, except per share data)

     Balance at December 31, 1995*                 $161,720        $187,800          $944,152        $  7,913
     Net income                                                                       259,042                    $  259,042
     Other comprehensive income:
        Unrealized gain on securities
             available for sale, net of tax
               of $13.6 million                                                                        20,683        20,683
        Foreign currency translation adjustments,
             net of tax of $0.2 million                                                                   338           338
                                                                                                                 -----------
                Total comprehensive income                                                                       $  280,063
                                                                                                                 ===========
     Cash dividends:
        Common stock $0.56 per share                                                  (88,900)
     Exercise of stock options                          245           7,088
     Other                                                              (59)
                                                  ---------------------------------------------------------------------------
     Balance at December 31, 1996*                  161,965         194,829         1,114,294          28,934

     Net income                                                                       293,147                     $ 293,147
     Other comprehensive income:
        Unrealized gain on securities
             available for sale, net of tax of $27.7 million                                           42,244        42,244
        Foreign currency translation adjustments,
          net of tax of $9.8 million                                                                  (14,975)      (14,975)
                                                                                                                 -----------
             Total comprehensive income                                                                           $ 320,416
                                                                                                                 ===========
     Cash dividends:
        Common stock $.64 per share                                                  (101,798)
     Exercise of stock options                          365           6,818
     Other                                                             (602)
                                                  ---------------------------------------------------------------------------
     Balance at December 31, 1997*                  162,330         201,045         1,305,643          56,203
     Net income                                                                       396,156                     $ 396,156
     Other comprehensive income:
        Unrealized gain on securities
             available for sale, net of
             tax of $21.6 million                                                                      33,850        33,850
        Reclassification adjustment for gains realized
             in net income, net of tax of $74.7 million                                              (116,800)     (116,800)





     Foreign currency translation adjustments,
        net of tax of $8.8 million                                                                    (13,807)      (13,807)
                                                                                                                   ---------
             Total comprehensive income                                                                           $ 299,399
                                                                                                                   =========
     Cash dividends:
        Common stock $.72 per share                                                  (116,472)
     Exercise of stock options                          409           8,080
     Other                                                           (4,630)
                                                 --------------------------------------------------------------------------
     Balance at December 31, 1998                  $162,739        $204,495         $1,585,327     $ (40,554)
                                                ===========================================================================

   (1) Net of treasury stock (at cost) of $1,534, $665 and $199 as of December 31, 1998, 1997 and 1996, respectively.

   * Restated for the merger with Calphalon Corporation, which was accounted for as a pooling of interests.

   See notes to consolidated financial statements.


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 1998, 1997 AND 1996


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

        COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST: The fair value of the
        Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust was $527.5 million at December 31, 1998 based on quoted market prices.

     ALLOWANCES FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts at December 31 totaled $24.5 million in 1998, $21.2 million in 1997 and $15.0 million in 1996.

     INVENTORIES: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 74%, 84% and 90% of total inventories at December 31, 1998, 1997 and 1996, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out" ("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $3.5 million, $19.2 million and $27.4 million at December 31, 1998, 1997 and 1996, respectively.

        The components of inventories, net of the LIFO reserve, were as follows:


     December 31,                              1998                  1997                    1996
     -----------------------------------------------------------------------------------------------
     (In millions)

     Materials and supplies                    $150.4                $142.8                  $128.7
     Work in process                            122.1                 109.9                    91.4
     Finished products                          442.0                 400.5                   304.3
                                              ------------------------------------------------------
                                               $714.5                $653.2                  $524.4
                                              ======================================================

        Inventory reserves at December 31 totaled $103.0 million in 1998, $93.9 million in 1997 and $82.6 million in 1996.

       OTHER LONG-TERM INVESTMENTS: The Company has a 49% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the Vise-Grip(TM) and Irwin(TM) trademarks. This investment is accounted for on the equity method with a net investment of $58.0 million at December 31, 1998.

       LONG-TERM MARKETABLE EQUITY SECURITIES: Long-term Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Gains and losses on the sales of Long-term Marketable Equity Securities are based upon the average cost of securities sold. On March 8, 1998, the Company sold 7,862,300 shares it held in The Black & Decker Corporation. The Black & Decker transaction resulted in net proceeds of approximately $378.3 million and a net pre-tax gain, after fees and expenses, of approximately $191.5 million. Long-term Marketable Equity Securities are summarized as follows:


   December 31,                                 1998                  1997                   1996
   -----------------------------------------------------------------------------------------------
     (In millions)

     Aggregate market value                     $19.3                $307.1                  $240.8
     Aggregate cost                              26.0                 176.8                   180.3
                                               -----------------------------------------------------
     Unrealized gain (loss)                     $(6.7)               $130.3                  $ 60.5
                                               =====================================================

       PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment consisted of the following:



      December 31,                              1998                  1997                    1996
     ----------------------------------------------------------------------------------------------
     (In millions)

     Land                                    $   41.2              $   34.1                $   21.4
     Buildings and
       improvements                             337.7                 278.6                   213.2
     Machinery and
       equipment                                951.9                 854.9                   714.5
                                            -------------------------------------------------------
                                              1,330.8               1,167.6                   949.1
     Allowance for
       depreciation                            (495.2)               (456.3)                 (381.2)
                                            --------------------------------------------------------
                                             $  835.6              $  711.3                $  567.9
                                            ========================================================


        Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. The components of depreciation are provided by annual charges to income calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Estimated useful lives determined by the Company are: buildings and improvements (20-40 years), machinery and equipment (5-12 years).

        TRADE NAMES AND GOODWILL: The cost of trade names and goodwill represent the excess of cost over identifiable net assets of businesses acquired. The Company does not allocate such excess cost to trade names separate from goodwill. In addition, the Company may allocate excess cost to other identifiable intangible assets and record such intangible assets in Other Assets (long-term). Trade names and goodwill are amortized over 40 years and other identifiable intangible assets are amortized over 5 to 40 years. Trade names and goodwill and other indentifiable intangible assets consisted of the following:



     December 31,                              1998                  1997                    1996
     -----------------------------------------------------------------------------------------------
     (In millions)

     Trade Names and Goodwill
     Cost                                    $1,838.6              $1,502.9                $1,029.6
     Accumulated amortization                  (181.2)               (138.8)                 (106.7)
                                            ---------------------------------------------------------
     Net Trade Names and Goodwill            $1,657.4              $1,364.1                $  922.9
                                            =========================================================


     December 31,                              1998                  1997                    1996
     -----------------------------------------------------------------------------------------------
     (In millions)
     Other Identifiable
     Intangible Assets

     Cost                                       $66.7                 $60.2                   $55.8
     Accumulated amortization                   (26.3)                (28.2)                  (20.9)
                                               -----------------------------------------------------
         Net other identifiable
         intangible assets recorded
         in Other Assets                        $40.4                 $32.0                   $34.9
                                               =====================================================


       Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the relevant business' undiscounted net cash flow over the remaining life of the goodwill in measuring whether the goodwill is recoverable. An impairment loss would be measured by reducing the carrying value to fair value, based on a discounted cash flow analysis.

       ACCRUED LIABILITIES: Accrued Liabilities included the following:

   December 31,                                1998               1997               1996
   ----------------------------------------------------------------------------------------------
     (In millions)

     Customer accruals                         $131.5            $135.9             $ 95.8
     Accrued self-insurance
         liability                               43.7              42.8               47.0

        Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily for workers' compensation and is estimated based upon historical claim experience.

       FOREIGN CURRENCY TRANSLATION: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of stockholders' equity. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating (income) expenses. Foreign currency transaction gains and losses were immaterial in 1998, 1997 and 1996.

       ADVERTISING COSTS: The company expenses advertising costs as incurred, including cooperative advertising programs with customers. Total advertising expense was $111.1 million, $101.1 million, and $78.9 million for 1998, 1997, and 1996, respectively. Cooperative advertising is recorded in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of its products. All other advertising costs are charged to selling, general and administrative expenses.

       EARNINGS PER SHARE: The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income (before cumulative effect of accounting change) by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income (before cumulative effect of accounting change) by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings Per Share." As a result, the Company's reported earnings per share for 1996 was restated.

       A reconciliation of the difference between basic and diluted earnings per share for the years 1998, 1997 and 1996 is shown below:


                                                                 "In the                Convertible
       Year Ended                                 Basic            Money"                 Preferred             Diluted
     December 31, 1998                           Method        Stock Options             Securities              Method
     -------------------------------------------------------------------------------------------------------------------
     (In millions, except per share data)

     Net Income                                  $396.2                    -                  $16.1              $412.3
     Weighted average
         shares outstanding                       162.5                  0.6                    9.9               173.0
     Earnings per share                            2.44                                                            2.38


                                                                 "In the                Convertible
       Year Ended                                 Basic            Money"                 Preferred             Diluted
     December 31, 1997                           Method        Stock Options             Securities              Method
     -------------------------------------------------------------------------------------------------------------------
     (In millions, except per share data)

     Net Income                                  $293.1                    -                   $0.9              $294.0
     Weighted average
         shares outstanding                       162.2                  0.6                    0.5               163.3
     Earnings per share                            1.81                                                            1.80

                                                                 "In the             Convertible
       Year Ended                                 Basic           Money"              Preferred            Diluted
     December 31, 1996                           Method        Stock Options          Securities           Method
     -------------------------------------------------------------------------------------------------------------------
     (In millions, except per share data)

     Net Income                                  $259.0               -                    $ -              $259.0
     Weighted average
         shares outstanding                       161.9             0.4                      -               162.3
     Earnings per share                            1.60                                                        1.60


       COMPREHENSIVE INCOME: In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income, which encompasses net income, net unrealized gains on securities available for sale and foreign currency translation adjustments, in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. Prior years have been restated to conform to the SFAS No. 130 requirements.

       The following table displays the components of Accumulated Other Comprehensive Income:

                                                                                                   Accumulated
                                           Unrealized                        Foreign                  Other
                                         Gains/(Losses)                     Currency             Comprehensive
                                         on Securities                    Translation                Income
     ----------------------------------------------------------------------------------------------------------
     (In millions)
     Balance at Dec. 31, 1995                  $15.9                          $(8.0)                   $7.9
     Current year change                        20.7                            0.3                    21.0
                                            -------------------------------------------------------------------
     Balance at Dec. 31, 1996                   36.6                           (7.7)                   28.9
     Current year change                        42.2                          (14.9)                   27.3
                                            -------------------------------------------------------------------
     Balance at Dec. 31, 1997                   78.8                          (22.6)                   56.2
     Current year change                       (82.9)                         (13.9)                  (96.8)
                                            -------------------------------------------------------------------
     Balance at Dec. 31, 1998                 $ (4.1)                        $(36.5)                 $(40.6)
                                            ===================================================================


         NEW ACCOUNTING PRONOUNCEMENTS: Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an
   Enterprise and Related Information (SFAS No. 131)." See note 13 to the consolidated financial statements.

        Effective December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement

   Benefits (SFAS No.132)." See note 8 to the consolidated financial statements.

        Effective January 1, 2000, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

        RECLASSIFICATIONS: Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation. In particular, the Company began reclassifying the amortization of trade names and goodwill from non-operating expenses to operating expenses in the first quarter of 1998. This change required a restatement for all periods presented.

   2)  ACQUISITIONS OF BUSINESSES

   1996 and 1997
   -------------

        On January 19, 1996, the Company acquired The Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. Holson Burnes was combined with Intercraft, creating the Intercraft/Burnes division.

        On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Products division. On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings division. The European operations of Kirsch exist as a separate division called Newell Window Fashions Europe. On June 13, 1997, the Company acquired Rubbermaid Incorporated's office products business, including the Eldon{R} brand name (now referred to as "Eldon"). Eldon is a designer, manufacturer and supplier of computer and plastic desk accessories, and storage and organization products. Eldon was integrated into the Company's Newell Office Products division.

        For these and other minor acquisitions, the Company paid $804.7 million in cash and assumed $48.8 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $621.2 million.

   1998
   ----

        On March 27, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Newell Window Fashions Europe. On June 30, 1998, the Company purchased Panex S.A. Industria e Comercio ("Panex"), a manufacturer and marketer of aluminum cookware products based in Brazil. Panex operates as part of the Mirro division. On August 31, 1998, the Company purchased the Gardinia Group ("Gardinia"), a manufacturer and supplier of window treatments based in Germany. Gardinia operates as part of Newell Window Fashions Europe. On September 30, 1998 the Company purchased the Rotring Group ("Rotring"), a manufacturer and supplier of writing instruments, drawing instruments, art materials and color cosmetic products based in Germany. The writing and drawing instruments piece of Rotring operates as part of the Company's Sanford International division. The art materials portion of Rotring operates as part of the Company's Sanford North America division. The color cosmetic products piece of Rotring operates as a separate U.S. division called Cosmolab.

        For these and other minor acquisitions, the Company paid $413.3 million in cash and assumed $118.2 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $360.5 million. The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. No integration liabilities have been included in the allocation of purchase price as of December 31, 1998. Such costs will be accrued upon finalization of each acquisition's integration plan. The Company's finalized integration plan will include exit costs for certain plants and product lines and employee terminations associated with the integration of the Swish and Gardinia businesses into the existing Newell Window Fashions Europe businesses, the Rotring business into the existing Sanford International writing instruments businesses and the Panex business into the existing housewares businesses. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

        On May 7, 1998, a subsidiary of the Company merged with Calphalon Corporation ("Calphalon"), a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of common stock for all of the common stock of Calphalon. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger. Net sales and net income for the individual companies for periods prior to the merger were as follows:

                                    Four months            Year                Year
                                       ended              ended               ended
                                  April 30, 1998      Dec. 31, 1997       Dec. 31, 1996
     ----------------------------------------------------------------------------------
     (In millions)
     Net sales:
              Newell                 $1,009.9           $3,234.3            $2,872.8
              Calphalon                  28.5              101.9               100.0
                                   ---------------------------------------------------
              Total net sales        $1,038.4           $3,336.2            $2,972.8
                                   ===================================================
     Net income:
              Newell                 $  169.6            $ 290.4             $ 256.5
              Calphalon                  (0.7)               2.7                 2.5
                                   ---------------------------------------------------
     Total net income                $  168.9            $ 293.1             $ 259.0
                                   ===================================================

             Conforming Calphalon's accounting practices to those of Newell resulted in no adjustments to net income or stockholders' equity. There were no significant intercompany transactions between Newell and Calphalon.

             On August 21, 1998, the Company sold its school supplies and stationery business. On September 9, 1998, the Company sold its plastic storage and serveware business. The pre-tax net gain on the sales of these businesses was $35.6 million, which was primarily offset by non-deductible goodwill, resulting in a net after-tax gain which was immaterial. Sales for these businesses prior to their divestitures were approximately $110 million in 1998 and $160 million in 1997.

             The unaudited consolidated results of operations for the year ended December 31, 1998 and 1997 on a pro forma basis, as though the Rolodex, Kirsch, Eldon, Swish, Panex, Gardinia and Rotring businesses had been acquired on January 1, 1997, are as follows:

   Year Ended December 31,             1998           1997
   -------------------------------------------------------
   (In millions, except per share amounts)

   Net sales                       $4,103.9       $4,162.9
   Net income                         381.7          265.5

   Earnings per share (basic)         $2.35          $1.64

   Proposed Merger of the Company
   ------------------------------

       On October 20, 1998, Newell and Rubbermaid Incorporated ("Rubbermaid") entered into an Agreement and Plan of Merger ("Merger Agreement"), providing for the merger of a subsidiary of Newell into Rubbermaid, leaving Rubbermaid a wholly owned subsidiary of Newell ("Proposed Merger"). After the Proposed Merger, Newell will be re-named "Newell Rubbermaid Inc." The Proposed Merger, which will be accounted for as a pooling of interests and will be tax-free for federal income tax purposes, has been approved by the respective Boards of Directors, as well as the applicable regulatory agencies. The Companies expect the Proposed Merger to become effective before the end of the first quarter of 1999.

       Under the terms of the Merger Agreement, the outstanding shares of Newell's common stock will remain unchanged and outstanding, and each outstanding share of Rubbermaid common stock will be converted into
   0.7883 shares of Newell common stock.

       The following summary contains selected unaudited pro forma financial data as of and for the year ended December 31, 1998. The pro forma combined earnings per share reflect the issuance of shares based on the exhange ratio.


                                                                        Pro Forma          Pro Forma
                                         Newell        Rubbermaid     Adjustments          Combined
     -----------------------------------------------------------------------------------------------
     (In millions, except per share amounts)

     Net Sales                           $3,720.0         $2,553.7       $(98.6)(1)         $6,175.1
     Operating Income                       534.1            136.4         (2.3)(2)            668.2
     Net Income                             396.2             82.9           1.4(2)            480.5
     Earnings per share:
       -Basic                                2.44             0.55                              1.71
       -Diluted                              2.38             0.55                              1.71
     Total Assets                         4,327.9          2,127.9        (97.0)(2)          6,358.8
     Long-term debt                         866.2            152.5                           1,018.7

     (1) The Pro Forma net sales adjustment represents a reclassification of Rubbermaid's cooperative advertising to conform with Newell's classification.

     (2) The Pro Forma adjustments primarily represent the elimination of the accounting effects related to Newell's purchase of a former
   Rubbermaid operating division (Eldon) in 1997. Because the Newell
   Rubbermaid merger will be accounted for as a pooling of interests, the accounting effects of Newell's purchase of Eldon must be eliminated as if Newell has always owned Eldon.


   Rubbermaid is an international manufacturer and marketer of consumer products sold primarily under the Rubbermaid{R}, Little Tikes{R}, Graco{R}, Century{R}, and Curver{R} brands. Rubbermaid's major customers include discount stores and warehouse clubs, toy stores, home centers and hardware stores, drug and grocery stores, catalog showrooms, and distributors serving institutional markets. Rubbermaid has approximately 12,000 employees.

   3)  CREDIT ARRANGEMENTS

       The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at December 31, 1998 totaled $69.2 million.

       The following is a summary of borrowings under foreign and domestic lines of credit:



     December 31,                                    1998             1997            1996
     --------------------------------------------------------------------------------------
     (In millions)

     Notes payable to banks:
         Outstanding at year-end
         -  borrowing                                 $69.2          $  52.6         $  73.9
         -  weighted average interest rate              5.9%             4.5%            4.7%
         Average for the year
         -  borrowing                                 $45.0           $132.6          $100.9
         -  weighted average interest rate              7.5%             5.4%            5.3%
         Maximum borrowing
            outstanding during the year               $69.2           $417.3          $127.0

            The Company can also issue commercial paper (as described in note
   4 to the consolidated financial statements) as summarized below:

   December 31,                                    1998             1997            1996
     ----------------------------------------------------------------------------------------
     (In millions)

     Commercial paper:
         Outstanding at year-end
         -  borrowing                                $125.0           $517.0          $404.0
         -  average interest rate                       5.6%             6.5%            5.9%
         Average for the year


         -  borrowing                                $287.9           $731.3          $512.3
         -  average interest rate                       5.5%             5.6%            5.3%
         Maximum borrowing
         outstanding during
         the year                                    $572.0         $1,177.6          $594.0

     4)  LONG-TERM DEBT

     The following is a summary of long-term debt:

     December 31,                                    1998             1997            1996
     --------------------------------------------------------------------------------------
     (In millions)

     Medium-term notes                               $733.5           $263.0          $295.0
     Commercial paper                                 125.0            517.0           404.0
     Other long-term debt                              14.8             38.1            21.5
                                                    -----------------------------------------
                                                      873.3            818.1           720.5
     Current portion                                   (7.1)           (31.3)          (34.9)
                                                    -----------------------------------------
                                                     $866.2           $786.8          $685.6
                                                    =========================================

        During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At December 31, 1998, there were no borrowings under the revolving credit agreement.

       In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1998, $125.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

       The revolving credit agreement permits the Company to borrow funds on a variety of interest rate terms. This agreement requires, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio, as defined in this agreement. As of December 31, 1998, the Company was in compliance with this agreement.

       The Company has a universal shelf registration statement on file for the issuance of up to $500.0 million of debt and equity securities from time to time. The Company issued during 1998 and has outstanding as of December 31, 1998 a total of $470.5 million of Medium-term notes under this program. The maturities on these notes range from five to thirty years at an average interest rate of 6.0%.

       At December 31, 1998, the Company had outstanding $263.0 million (principal amount) of medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average interest rate of 6.3%.

       The aggregate maturities of Long-term Debt outstanding are as follows:

   December 31,        Aggregate Maturities
   ----------------------------------------
   (In millions)

   1999                     $   7.1
   2000                       148.1
   2001                         2.9
   2002                       227.4
   2003                       117.9
   Thereafter                 369.9
                            -------
                             $873.3
                            =======


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

       The Company utilizes forward exchange contracts to manage foreign exchange risk related to anticipated intercompany and third-party commercial transaction exposures of one year duration or less. Gains and losses related to qualifying hedges of commercial transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany transactions are marked to market with the corresponding gains or losses included in the consolidated statements of income.

       The following table summarizes the Company's forward contracts in U.S. dollars by major currency and contractual amount. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. equivalent of commitments to purchase foreign currencies according to local needs in foreign subsidiaries. The contractual amounts of significant forward contracts and their fair value were as follows:

   December 31,                 1998               1997
   ---------------------------------------------------------
   (In millions)
                           Buy      Sell       Buy      Sell
                          ----------------------------------
   French francs          $  -    $154.8    $  8.4     $23.5
   Deutsch marks           0.4     171.5       0.3       4.1
   Japanese yen              -         -      18.2         -
                          ----------------------------------
                          $0.4    $326.3     $26.9     $27.6
                          ==================================
   Fair Value             $0.3    $324.5     $26.2     $27.3
                          ==================================

       The Company's forward contracts do not subject the Company to risk due to foreign exchange rate movement, since gains and losses on these contracts generally offset losses and gains on the assets, liabilities and other transactions being hedged.

       The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk but monitors the credit standing of the counterparties.

   7)  LEASES

       The Company has minimum rental payments through the year 2018 under noncancellable operating leases as follows:

   Year ended December 31,    Minimum Payments
   -------------------------------------------
   (In millions)

   1999                            $34.6
   2000                             24.0
   2001                             17.5
   2002                             13.4
   2003                              7.7
   Thereafter                       11.9
                                  ------
                                  $109.1
                                  ======

       Total rental expense for all operating leases was approximately $57.1 million, $50.9 million and $45.2 million in 1998, 1997 and 1996, respectively.

   8)  EMPLOYEE BENEFIT RETIREMENT PLANS

     The Company and its subsidiaries have noncontributory pension and profit sharing plans covering substantially all of its foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974 or local statutes to assure that plan assets will be adequate to provide retirement benefits. The Company's common stock comprised $69.3 million, $71.4 million and $52.9 million of pension plan assets at December 31, 1998, 1997 and 1996, respectively.

       Total expense under all profit sharing plans was $7.6 million, $8.0 million, and $7.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

       In addition to the Company's pension and profit sharing plans, several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups.

       The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans, within the guidelines of SFAS No. 132:

                                                      Pension Benefits                 Other Postretirement Benefits
     December 31,                              1998         1997         1996          1998           1997         1996
     ---------------------------------------------------------------------------------------------------------------------
     (In millions)

     Change in benefit obligation
     Benefit obligation at January 1           $578.0       $484.7       $313.4       $ 114.9       $   96.9     $   95.1
     Service cost                                20.1         15.9         16.3           1.7            1.7          2.1
     Interest cost                               42.7         38.7         36.2           8.5            8.0          7.7
     Amendments                                   2.2          0.1         -              -              -            -
     Actuarial loss/(gain)                       34.3         11.9        (13.1)          2.9           (5.6)         3.4
     Acquisitions                                33.7         60.6        162.3           -             24.7          -
     Currency exchange                           (0.3)         -            1.6           -              -            -
     Benefits paid from plan assets             (37.1)       (33.9)       (32.0)        (12.1)         (10.8)       (11.4)
                                              ----------------------------------------------------------------------------
     Benefit obligation at December 31         $673.6       $578.0       $484.7       $ 115.9        $ 114.9     $   96.9
                                              ============================================================================
     Change in plan assets
     Fair value of plan assets at
        January 1                              $738.4       $587.6       $341.9       $   -         $    -       $    -
     Actual return on plan assets                (5.9)       111.6         73.1           -              -            -
     Employer contributions                       5.0          4.1          4.5          12.1           10.8         11.4
     Acquisitions                                14.1         69.1        198.7           -              -            -
     Currency exchange                           (0.8)        (0.1)         1.4           -              -            -
     Benefits paid from plan assets             (37.1)       (33.9)       (32.0)        (12.1)         (10.8)       (11.4)
                                              ----------------------------------------------------------------------------
     Fair value of plan assets at
       December 31                             $713.7       $738.4       $587.6       $   -         $    -       $    -
                                              ============================================================================


     Funded Status
     Funded status at December 31               $40.1       $160.4       $102.9       $(115.9)      $ (114.9)    $  (96.9)
     Unrecognized net gain                       (7.9)      (105.4)       (46.8)        (15.0)         (18.3)       (13.0)
     Unrecognized prior service cost             (2.0)        (5.1)        (5.6)          -              -            -
     Unrecognized net asset                      (4.9)        (5.2)        (6.2)          -              -            -
                                              ----------------------------------------------------------------------------
     Net amount recognized                      $25.3      $  44.7       $44.3        $(130.9)      $ (133.2)    $ (109.9)
                                              ============================================================================
     Amounts recognized in the
     Consolidated Balance Sheets
     Prepaid benefit cost(1)                   $ 71.8       $ 77.4       $ 71.3       $   -         $    -       $    -
     Accrued benefit cost(2)                    (50.4)       (34.4)       (27.6)       (130.9)        (133.2)      (109.9)
     Intangible asset(1)                          3.9          1.7          0.6           -              -            -
                                              ----------------------------------------------------------------------------
     Net amount recognized                     $ 25.3       $ 44.7       $ 44.3       $(130.9)      $ (133.2)    $ (109.9)
                                              ============================================================================
     Assumptions as of December 31
     Discount rate                              7.00%       7.75%        7.75%         7.00%          7.50%       7.75%
     Long-term rate of return on


         plan assets                            10.00%       9.00%        9.00%            -              -           -
     Long-term rate of compensation
         increase                                5.00%       5.00%        5.00%            -              -           -
     Health care cost trend rate(3)                -           -            -          8.00%          9.00%      10.00%


   (1) Recorded in Other Non-Current Assets.

   (2) Recorded in Other Non-Current Liabilities.

   (3) The assumed health care cost trend rate decreases one percent every year through 2000 to 6% and remains constant beyond that point.


   Net pension costs and other postretirement benefit costs include the following components:

                                                     Pension Benefits                    Other Retirement Benefits
     Year Ended December 31,                   1998         1997         1996          1998           1997         1996
     --------------------------------------------------------------------------------------------------------------------
     (In millions)

     Service cost-benefits earned
         during the year                        $19.3        $16.0       $16 .3         $ 1.7          $ 1.6        $ 2.1
     Interest cost on projected
        benefit obligation                       45.3         38.7         36.2           8.6            8.0          7.7
     Expected return on plan assets             (59.0)       (57.7)       (50.0)          -              -            -
     Amortization of:
         Transition asset                        (1.1)        (1.1)        (1.1)         (0.5)          (0.2)        (0.2)
         Prior service cost recognized           (0.3)        (0.3)        (0.3)          -              -            -
     Actuarial (gain)/loss                       (1.8)         5.5          1.6           -              -            -
                                               --------------------------------------------------------------------------
                                                 $2.4        $ 1.1         $2.7          $9.8           $9.4         $9.6
                                               ==========================================================================



       The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

   December 31,                1998       1997     1996
   -----------------------------------------------------
   (In millions)

   Projected benefit
     obligation                $129.6     $68.4    $39.7
   Accumulated benefit
     obligation                 110.0      55.1     28.4
   Fair value of plan assets     52.1      22.1      1.8

       The health care cost trend rate significantly affects the reported postretirement benefit costs and benefit obligations. A one percentage point change in the assumed rate would have the following effects:


                                 1% Increase    1% Decrease
   --------------------------------------------------------
   (In millions)

   Effect on total of
     service and interest
     cost components                  $1.0         $(0.9)
   Effect on postretirement
   benefit obligations                 8.7          (8.1)


   9)  STOCKHOLDERS' EQUITY

       The Company's Common Stock consists of 400.0 million authorized shares, with a par value of $1 per share. Of the total unissued common shares at December 31, 1998, total shares in reserve included 8.0 million shares for issuance under the Company's stock option plans.

       Each share of Common Stock includes a stock purchase right (a "Right"). Each Right will entitle the holder, until the earlier of October 31, 2008 or the redemption of the Rights, to buy one share of Common Stock at an exercise price of $200 per share, subject to adjustment under certain circumstances. The Rights will be exercisable only if a person or group acquires 15% or more of voting power of the Company or announces a tender offer following which it would hold 15% or more of the Company's voting power.

       In the event that any person or group becomes the beneficial owner of 15% or more of the Company's voting stock, the Rights (other than Rights held by the 15% stockholder) would become exercisable for that number of shares of the Company's Common Stock having a market value of two times the exercise price of the Right. Furthermore, if, following the acquisition by a person or group of 15% or more of the Company's voting stock, the Company was acquired in a merger or other business combination or 50% or more of its assets were sold, each Right (other than Rights held by the 15% stockholder) would become exercisable for that number of shares of Common Stock of the Company (or the surviving company in a business combination) having a market value of two times the exercise price of the Right.

       The Company may redeem the Rights at $0.001 per Right prior to the occurrence of an event that causes the Rights to become exercisable for Common Stock.

   10)  STOCK OPTIONS

       The Company's stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

   Year Ended December 31,             1998           1997
   ---------------------------------------------------------
   (In millions, except per share data)

   Net income:    As reported          $396.2         $293.1
                  Pro forma             389.9          290.0

   Diluted EPS:   As reported           $2.38          $1.80
                  Pro forma              2.35           1.78

       Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

       The Company may grant up to 8.0 million shares under the 1993 Stock Option Plan, of which, the Company has granted 2.5 million shares and cancelled 0.3 million shares through December 31, 1998. Under this plan, the option exercise price equals the Common Stock's closing price on the date of grant, vests over a five-year period and expires after ten years.

       The following summarizes the changes in number of shares of Common Stock under option:

                                                  Weighted
                                                  Average
                                                  Exercise
   1998                               Shares       Price
   --------------------------------------------------------
   Outstanding at
     beginning of year             1,921,359         $24
     Granted                         583,214          45
     Exercised                     (430,676)          17
     Cancelled                      (45,915)          25
                                  ----------
   Outstanding at end of year      2,027,982          31
                                  ==========
   Exercisable at end of year        864,151          21
                                  ==========
   Weighted average
     fair value of options
     granted during the year             $18
                                  ==========

       The 2,027,982 options outstanding at December 31, 1998 have exercise prices between $12 and $49 and are summarized below:


                                        Options Outstanding
                                        -------------------                              Weighted
     Range of                 Number                     Weighted                         Average
     Exercise             Outstanding at                  Average                        Remaining
     Prices             December 31, 1998             Exercise Price                 Contractual Life
     -------------------------------------------------------------------------------------------------
     $12-15                   142,676                        $14                               2
      16-25                   662,787                         21                               5
      26-35                   347,800                         29                               7
      36-45                   714,019                         41                               9
      46-49                   160,700                         48                               9
                           ----------
     $12-49                 2,027,982                         31                               7
                           ==========

     The 864,151 options exercisable at December 31, 1998 have exercise prices between $12 and $43 and are summarized below:

                                        Options Exercisable
                                        -------------------
     Range of                 Number                     Weighted
     Exercise             Exercisable at                  Average
     Prices             December 31, 1998             Exercise Price
     -------------------------------------------------------------------
     $12-15                   142,676                        $14
      16-25                   540,435                         20
      26-35                   120,660                         28
      36-43                    60,380                         37
                             ---------
     $12-43                   864,151                         21
                             =========

                                                                 Weighted
                                                                  Average
                                                                 Exercise
     1997                                   Shares                Price
     -------------------------------------------------------------------
     Outstanding at
         beginning of year               1,959,034                    $21
         Granted                           395,600                     38
         Exercised                        (364,587)                    18
         Cancelled                         (68,688)                    22
                                         ---------
     Outstanding at end of year          1,921,359                     24
                                         =========
     Exercisable at end of year            886,445                     19
                                         ==========
     Weighted average
         fair value of options
         granted during the year               $13
                                         ==========

                                                                 Weighted
                                                                  Average
                                                                 Exercise
     1996                                 Shares                   Price
     -------------------------------------------------------------------
     Outstanding at
         beginning of year               1,945,730                    $20
         Granted                           400,820                     21
         Exercised                        (243,596)                    17
         Cancelled                        (143,920)                    21
                                         ---------
     Outstanding at end of year          1,959,034                     21
                                         =========
     Exercisable at end of year            999,118                     18
                                         =========
     Weighted average
         fair value of options
         granted during the year               $10
                                         =========

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996, respectively: risk-free interest rate of 4.1%, 6.3% and 6.4%; expected dividend yields of 1.6%, 1.8% and 1.8%; expected lives of 9.9, 9.9 and 9.9 years; and expected volatility of 34%, 23% and 20%.

   11)  INCOME TAXES

       The provision for income taxes consists of the following:


     Year Ended December 31,                 1998                1997                   1996
     ----------------------------------------------------------------------------------------
     (In millions)

     Current:
         Federal                            $ 197.8            $   97.7                $  98.6
         State                                 23.8                17.6                   15.9
         Foreign                               10.5                19.1                   10.6
                                            ---------------------------------------------------
                                              232.1               134.4                  125.1

     Deferred                                  56.6                57.8                   44.2
                                            ---------------------------------------------------
     Total                                   $288.7              $192.2                 $169.3
                                            ===================================================

            The non-U.S. component of income before income taxes was $30.5 million in 1998, $64.5 million in 1997 and $40.4 million in 1996.

       The components of the net deferred tax asset are as follows:


     December 31,                            1998                1997                   1996
     ----------------------------------------------------------------------------------------
     (In millions)

     Deferred tax assets:
         Accruals, not currently
            deductible for
            tax purposes                     $101.9              $117.3                 $111.9
         Postretirement liabilities            51.3                53.0                   43.9
         Inventory reserves                    25.3                35.7                   29.2
         Self-insurance liability              16.3                15.4                   16.5
         Other                                  2.9                 1.0                    1.9
                                             --------------------------------------------------
                                              197.7               222.4                  203.4
     Deferred tax liabilities:
         Accelerated depreciation             (64.4)              (60.3)                 (46.9)
         Prepaid pension asset                (27.1)              (31.1)                 (30.5)
         Unrealized gain on
            securities available
            for sale                            -                 (51.5)                 (23.9)
         Amortization of
            intangibles                       (22.1)              (11.9)                  (4.1)
         Other                                (14.5)              (23.1)                 (19.3)
                                             --------------------------------------------------
                                             (128.1)             (177.9)                (124.7)
                                             --------------------------------------------------
         Net deferred tax asset              $ 69.6             $  44.5                $  78.7
                                             ==================================================

            The net deferred tax asset is classified in the consolidated balance sheets as follows:


     December 31,                            1998                1997                   1996
     ----------------------------------------------------------------------------------------
     (In millions)

     Current net deferred
         income tax asset                     $90.4              $134.7                 $126.2
     Non-current deferred
         income tax liability                 (20.8)              (90.2)                 (47.5)
                                              -------------------------------------------------
                                              $69.6              $ 44.5                 $ 78.7
                                              =================================================


       A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:



     Year Ended December 31,                 1998                1997                   1996
     ----------------------------------------------------------------------------------------
     (In percent)

     Statutory rate                            35.0%               35.0%                  35.0%
     Add (deduct) effect of:
         State income taxes, net of
            federal income tax effect           3.3                 3.6                    3.6
         Nondeductible trade names
            and goodwill amortization           1.3                 1.6                    1.5
         Tax basis differential on
             sales of businesses                3.2                 -                      -
         Other                                 (0.6)               (0.6)                  (0.6)
                                               ------------------------------------------------
     Effective rate                            42.2%               39.6%                  39.5%
                                               ================================================

        No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings which are considered to be permanently invested. At December 31, 1998, the estimated amount of total unremitted non-U.S. subsidiary earnings is $72.9 million.

   12)  OTHER NONOPERATING (INCOME) EXPENSES

       Total other nonoperating (income) expenses consist of the following:


   Year Ended December 31,                 1998                1997                   1996
     -----------------------------------------------------------------------------------------
     (In millions)

     Equity earnings*                      $   (7.1)             $ (5.8)               $  (6.4)
     Interest income                           (12.1)               (5.3)                  (3.7)
     Dividend income                            -                  (4.0)                 (11.0)
     Gain on sale of marketable
          equity securities                  (191.5)               (2.9)                   -
     Gain on sales
         of businesses                        (35.6)                -                      -
     Minority interest in income
         of subsidiary trust                   26.7                 1.5                    -
     Currency translation loss                  6.0                 0.3                    -
     Other                                      2.5                 1.5                    1.6
                                         ------------------------------------------------------
                                            $(211.1)             $(14.7)                $(19.5)
                                         ======================================================

   * in American Tool Companies, Inc., in which the Company has a 49% interest.

   13) OTHER OPERATING INFORMATION

   Industry Segment Information
   ----------------------------

       The Company reviewed the criteria for determining segments of an enterprise in accordance with SFAS No. 131 and concluded it has three reportable operating segments: Hardware & Home Furnishings, Office Products, and Housewares. This segmentation is appropriate because the Company organizes its product categories into these groups when making operating decisions and assessing performance. The Company Divisions included in each group also sell primarily to the same retail channel:
   Hardware & Home Furnishings (home centers and hardware stores), Office Products (office superstores and contract stationers), and Housewares (discount stores and warehouse clubs).

       The principal product categories included in each of the Company's business segments are as follows:

          Segment                       Product Category
   ---------------------------------------------------------------
   Hardware & Home                 Window Treatments,
     Furnishings                   Hardware and Tools, Picture
                                   Frames, Home Storage

   Office Products                 Markers and Writing
                                   Instruments, Office Storage and
                                   Organization

   Housewares                      Aluminum Cookware and Bakeware,
                                   Glassware, Hair Accessories



     Net Sales*
     Year Ended December 31,                 1998                     1997                      1996
     -----------------------------------------------------------------------------------------------
     (In millions)

     Hardware &
       Home Furnishings                    $1,758.1                 $1,484.8                  $1,299.3
     Office Products                        1,040.3                    899.2                     741.8
     Housewares                               921.6                    952.2                     931.7
                                          ----------------------------------------------------------
     Total                                 $3,720.0                 $3,336.2                  $2,972.8
                                          ==========================================================

   * Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated net sales in 1998 and 15% in both 1997 and 1996. Sales to no other customer exceeded 10% of consolidated net sales.


     Operating Income
     Year Ended December 31,                 1998                     1997                      1996
     -------------------------------------------------------------------------------------------------
     (In millions)

     Hardware &
       Home Furnishings                      $290.2                   $241.1                    $185.3
     Office Products                          212.3                    187.1                     161.7
     Housewares                               101.0                    165.5                     157.8
     Corporate                                (69.4)                   (46.6)                    (37.4)
                                              --------------------------------------------------------
     Total                                   $534.1                   $547.1                    $467.4
                                              ========================================================


     Identifiable Assets
     December 31,                            1998                     1997                      1996
     -------------------------------------------------------------------------------------------------
     (In millions)

     Hardware &
       Home Furnishings                    $  995.8                   $850.8                  $  656.8
     Office Products                          643.0                    520.7                     355.4
     Housewares                               664.8                    616.4                     583.5
     Corporate                              2,024.3                  2,023.8                   1,462.7
                                            ----------------------------------------------------------
     Total                                 $4,327.9                 $4,011.7                  $3,058.4
                                            ==========================================================



     Capital Expenditures
     Year Ended December 31,                 1998                     1997                      1996
     -------------------------------------------------------------------------------------------------
     (In millions)

     Hardware &
       Home Furnishings                     $  39.1                    $30.3                     $27.7
     Office Products                           24.9                     26.4                      20.3
     Housewares                                53.4                     38.7                      45.4
     Corporate                                 30.3                      7.8                       2.8
                                              --------------------------------------------------------
     Total                                   $147.7                   $103.2                     $96.2
                                              ========================================================




     Depreciation and Amortization
     Year Ended December 31,                 1998                     1997                      1996
     -------------------------------------------------------------------------------------------------
     (In millions)

     Hardware &
       Home Furnishings                     $  31.2                  $  33.4                   $  27.9
     Office Products                           28.7                     21.6                      16.0
     Housewares                                39.6                     35.4                      35.7
     Corporate                                 48.0                     41.6                      38.5
                                            ----------------------------------------------------------
     Total                                   $147.5                   $132.0                    $118.1
                                            ==========================================================


     GEOGRAPHIC AREA INFORMATION


     Net Sales
     Year Ended December 31,                 1998                     1997                      1996
     -------------------------------------------------------------------------------------------------
     (In millions)

     United States                         $2,906.1                 $2,796.6                  $2,558.2
     Canada                                   159.4                    163.9                     145.4
                                         --------------------------------------------------------------
     North America                          3,065.5                  2,960.5                   2,703.6
     Europe                                   463.0                    247.2                     162.2
     Latin America+                           177.9                    109.3                      89.0
     All other                                 13.6                     19.2                      18.0
                                          -------------------------------------------------------------
     Total                                 $3,720.0                 $3,336.2                  $2,972.8
                                          =============================================================

     Operating Income
     Year Ended December 31,                 1998                     1997                      1996
     --------------------------------------------------------------------------------------------------
     (In millions)

     United States                           $449.0                   $460.8                    $401.7
     Canada                                     6.3                     21.2                      14.3
                                          -------------------------------------------------------------
     North America                            455.3                    482.0                     416.0
     Europe                                    41.0                     33.0                      25.7
     Latin America+                            38.3                     30.8                      23.9
     All other                                 (0.5)                     1.3                       1.8
                                            -----------------------------------------------------------
     Total                                   $534.1                   $547.1                    $467.4
                                            ===========================================================

     Identifiable Assets
     December 31,                            1998                     1997                      1996
     --------------------------------------------------------------------------------------------------
     (In millions)

     United States                         $3,183.8                 $3,536.3                  $2,789.0
     Canada                                    68.9                    106.5                      73.4
                                          -------------------------------------------------------------
     North America                          3,252.7                  3,642.8                   2,862.4
     Europe                                   796.2                    264.7                     133.6
     Latin America+                           263.8                     99.3                      59.9
     All other                                 15.2                      4.9                       2.5
                                          -------------------------------------------------------------
     Total                                 $4,327.9                 $4,011.7                  $3,058.4
                                          =============================================================
   + Includes Mexico, Venezuela,  and Colombia, and in 1998, Brazil and
   Argentina.


        Operating income is net sales less cost of products sold and S,G&A expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consists principally of net interest expense, and in 1998, the net gain on the sale of Black & Decker common stock and the net gains on the sales of Stuart Hall and Newell Plastics. In calculating operating income for individual business segments, certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments.

        All intercompany transactions have been eliminated, and transfers of finished goods between geographic areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

   14)  LITIGATION

        The Company is subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business.

        As of December 31, 1998, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRPs") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of December 31, 1998 ranged between $15.0 million and $19.5 million. As of December 31, 1998, the Company had a reserve equal to $18.0 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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

        Subject to difficulties in estimating future environmental response costs, the Company does not expect that any amount it may have to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

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

        In August 1996, 15 companies, including a subsidiary of the Company, were named as defendants in a national and California private class action in Sacramento County Superior Court. In October 1997, 16 additional companies were named as defendants in this case, in which the plaintiffs alleged that the Company's subsidiary used false and misleading advertising and employed unfair or fraudulent business practices in connection with the presence of lead in their blinds. These two cases were coordinated in 1996.

        On June 22, 1998, the Court entered a Stipulated Consent Judgement resolving the Attorney General's case as to the Company's subsidiary and most of the defendants. On July 27, 1998, the coordination trial judge ruled that this Consent Judgment barred the California claims of the private class action plaintiffs, and on October 6, 1998, judgment was entered for the Company's subsidiary and 22 of the other defendants in the private class action. The private class action plaintiffs have filed an appeal for both the Consent Judgment and the Judgment entered in their action and applying for attorneys' fees for their efforts at the trial court level. The

   Company's contribution to the judgment amount was not material to the Company's consolidated financial statements.

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

        In December 1998, 13 companies, including a subsidiary of the Company, were named as defendants in a third case involving the importation and distribution of vinyl mini-blinds containing lead. The case, filed as a Massachusetts class action in the Superior Court, alleges misrepresentation, breaches of express and implied warranties, negligence, loss of consortium and violation of Massachusetts consumer protection laws. The plaintiffs seek injunctive relief, unspecified damages, compensatory damages for personal injury and court costs.

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

        Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of
   Stockholders to be held May 26, 1999 ("Proxy Statement") under the caption "Proposal 1 - Election of Directors," which information is hereby incorporated by reference herein.

        Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting," which information is hereby incorporated by reference herein.

   Item 11.  Executive Compensation
             ----------------------

        Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors
   - Information Regarding Board of Directors and Committees," the captions "Executive Compensation - Summary; - Option Grants in 1998; - Option Exercises in 1998; - Pension and Retirement Plans; - Employment Security Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

   Item 12.  Security Ownership of Certain Beneficial Owners and
             Management
             ---------------------------------------------------

        Information regarding security ownership is included in the Proxy Statement under the caption "Certain Beneficial Owners," which information is hereby incorporated by reference herein.

   Item 13.  Certain Relationships and Related Transactions
             ----------------------------------------------

        Not applicable.

                                   PART IV
                                   -------

   Item 14.  Exhibits, Financial Statement Schedules and Reports on
             Form 8-K
             ------------------------------------------------------

        (a)(1) The following is a list of the financial statements of Newell Co. included in this report on Form 10-K which are filed herewith pursuant to Item 8:

        Report of Independent Public Accountants

        Consolidated Statements of Income - Years Ended December 31, 1998 1997 and 1996

        Consolidated Balance Sheets - December 31, 1998, 1997 and 1996

        Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996

        Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996

        Notes to Consolidated Financial Statements - December 31, 1998, 1997 and 1996

        (2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 14(d) and appears immediately preceding the Exhibit Index:

              SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNTS
             --------------------------------------------------

        (3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

        (b) Reports on Form 8-K:

        Registrant filed a Current Report on Form 8-K dated October 21, 1998 reporting the agreement between Registrant and Rubbermaid Incorporated pursuant to which a subsidiary of Newell will merge with Rubbermaid in a transaction to be accounted for using the pooling of interests method of accounting.

        Registrant filed a Current Report on Form 8-K dated November 17, 1998 to file its Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Consolidated Financial Statements, each restated to reflect the merger of a subsidiary of Registrant into Calphalon Corporation, which was accounted for using the pooling of interests method of accounting.

        Registrant filed Current Reports on Form 8-K and 8-K/A, each dated November 20, 1998, to disclose Financial Statements of Rubbermaid Incorporated and related pro forma financial information.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              -------------------------------------------------


                                                             Additions
                                                        -----------------------
                                                        Charged          Charged
                                       Balance at       to Costs         to Other                          Balance at
                                       Beginning          and            Accounts         Deductions         End of
     Description                       of Period        Expenses           (A)               (B)             Period
     -----------                       ---------        --------         --------         ----------       -----------
     Allowance for
       doubtful accounts
       for the years ended:
              December 31, 1998         $21,193         $4,683          $14,028          ($15,434)         $24,470
              December 31, 1997*         14,990          5,888            8,321            (8,006)          21,193
              December 31, 1996*         12,314          6,534            2,200            (6,058)          14,990

     Note A - Represents recovery of accounts previously written off, along with net reserves of acquired and divested businesses.

     Note B - Represents accounts charged off.

                                       Balance at                                                          Balance at
                                       Beginning                                            Other            End of
                                       of Period        Provision        Write-offs          (C)             Period
                                       ---------        ---------        ----------       -------          ----------
     Inventory reserves for
       the years ended:
              December 31, 1998         $93,894         $27,894          ($29,293)        $10,551          $103,046
              December 31, 1997*         82,554          22,469           (30,332)         19,203           93,894
              December 31, 1996*         68,675          22,251           (30,721)         22,349           82,554



     Note C - Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.

     * Restated for the May 1998 merger with Calphalon Corporation, which was accounted for as a pooling of interests.



                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NEWELL CO.
                                      Registrant
                                      By   /s/ William T. Alldredge
                                           ------------------------
                                      William T. Alldredge
                                      Vice President-Finance
                                      Date   March 19, 1999
                                             ------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


        Signature                                                  Title
        ---------                                                  -----

     /s/ William P. Sovey                       Chairman of the Board and Director
     --------------------------------
         William P. Sovey

     /s/ John J. McDonough                      Vice Chairman of the Board, Chief Executive
     --------------------------------           Officer and Director
         John J. McDonough                      (Principal Executive Officer)

     /s/ Thomas A. Ferguson, Jr.                President and Chief Operating Officer
     --------------------------------           and Director
         Thomas A. Ferguson, Jr.

     /s/ Donald L. Krause                       Senior Vice President-Corporate Controller
     --------------------------------           (Principal Accounting Officer)
         Donald L. Krause

     /s/ William T. Alldredge                   Vice President-Finance
     -------------------------------            (Principal Financial Officer)
         William T. Alldredge

                                                Director
     ------------------------------
         Alton F. Doody

                                                Director
     ------------------------------
         Gary H. Driggs


     /s/ Daniel C. Ferguson                     Director
     ------------------------------
         Daniel C. Ferguson

     /s/ Robert L. Katz                         Director
     ------------------------------
         Robert L. Katz

                                                Director
     ------------------------------
         Elizabeth Cuthbert Millett

                                                Director
     ------------------------------
         Cynthia A. Montgomery

     /s/ Allan P. Newell                        Director
     ------------------------------
         Allan P. Newell

                                                Director
     ------------------------------
         Henry B. Pearsall



                                                        (C) EXHIBIT INDEX

                                     Exhibit
                                     Number     Description of Exhibit
                                     -------   ----------------------
     Item 3.          Articles of      3.1      Restated Certificate of Incorporation of Newell Co., as amended as of
                      Incorporation             September 7, 1995 (incorporated by reference to Exhibit 3.1 to the
                      and By-Laws               Company's Annual Report on Form 10-K for the year ended December 31, 1995
                                                (the "1995 Form 10-K")).

                                       3.2      By-Laws of Newell Co., as amended through November 9, 1995 (incorporated by reference to Exhibit 4.2 to Pre-effective Amendment No. 1 to the Company's
                                                Registration Statement on Form S-3, File No. 33-64225, filed January 23,
                                                1996).

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

                                       4.2      By-Laws of Newell Co., as amended through November 9, 1995, are included in Item 3.2.

                                       4.3      Rights Agreement dated as of August 6, 1998 between the
                                                Company and First Chicago Trust Company of New York, as Rights Agent
                                                (incorporated by reference to Exhibit 4 to the Company's Current Report on
                                                Form 8-K dated August 6, 1998).

                                       4.4      Indenture dated as of April 15, 1992, between the Company and The Chase
                                                Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4.4 to the Company's Report on Form 8 amending the Company's
                                                Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                                                1992).

                                       4.5      Indenture dated as of November 1, 1995 between the Company and The Chase
                                                Manhattan Bank (National Association), as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 3,
                                                1996).

                                       4.6      Specimen Common Stock (incorporated by reference to Exhibit 4.1 to the
                                                Company's Registration Statement on Form S-4, File No. 333-71747, filed
                                                February 4, 1999).

                                                Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents.  The Company agrees to furnish a copy of each such document upon the request of the Commission.

     Item 10.         Material         *10.1    The Newell Long-Term Savings and Investment Plan, as amended and
                      Contracts                 restated effective May 1, 1993 and amended through December 29, 1995.



                                       *10.2    The Company's Amended and Restated 1984 Stock Option Plan, as amended through February 14, 1990 (incorporated by reference to Exhibit 10.2 to the
                                                Company's Annual Report on Form 10-K for the year ended December 31, 1990
                                                File No. 1-09608 (the "1990 Form 10-K")).

                                       *10.3    Newell Co. Deferred Compensation Plan, as amended, effective August 1, 1980, as amended and restated effective January 1, 1997.

                                       *10.4    Newell Operating Company's ROA Cash Bonus Plan, effective January 1, 1977, as amended (incorporated by reference to Exhibit 10.8 to the Company's
                                                Registration Statement on Form S-14, Reg. No. 002-71121, filed March 4,
                                                1981).

                                       *10.5    Newell Operating Company's ROI Cash Bonus Plan, effective January 1, 1986.

                                       *10.6    Newell Operating Company's Pension Plan for Salaried and Clerical Employees,
                                                as amended and restated, effective January 1, 1996, as amended through June 15,
                                                1998.

                                       *10.7    Newell Operating Company's Pension Plan for Factory and Distribution
                                                Hourly-Paid Employees, as amended and restated effective January 1, 1989 and amended through September 30, 1997.

                                       *10.8    Newell Operating Company's Restated Supplemental Retirement Plan for Key
                                                Executives, effective January 1, 1982, as amended effective May 13, 1998.

                                       *10.9    Form of Employment Security Agreement with seven executive officers
                                                (incorporated by reference to Exhibit 10.10 to the 1990 Form 10-K).

                                       10.10    Credit Agreement dated as of June 12, 1995 and amended and restated as of
                                                August 5, 1997 among the Company, certain of its affiliates, The Chase
                                                Manhattan Bank (National Association), as Agent, and the banks whose names appear on the signature pages thereto (incorporated by reference to Exhibit
                                                10.17 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

                                       10.11    Shareholder's Agreement and Irrevocable Proxy dated as of June 21, 1985.
                                                among American Tool Companies, Inc., Newell Co., Allen D. Petersen, Kenneth
                                                L. Cheloha, Robert W. Brady, William L. Kiburz, Flemming Andresen and Ane C.
                                                Patterson (incorporated by reference to Exhibit 10.15 to the Company's
                                                Annual Report on From 10-K for the year ended December 31, 1997 (the "1997
                                                Form 10-K")).

                                       *10.12   Newell Co. 1993 Stock Option Plan, effective February 9, 1993, as amended in
                                                November 1997 (incorporated by reference to Exhibit 10.16 to the 1997 Form
                                                10-K).

                                       10.13    Amended and Restated Trust Agreement, dated as of December 12, 1997 among
                                                Newell Co., as Depositor, The Chase Manhattan Bank, as Property Trustee,


                                                Chase Manhattan Delaware, as Delaware Trustee, and the Administrative
                                                Trustees (incorporated by reference to Exhibit 4.2 to the Company's
                                                Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998
                                                (the "1998 Form  S-3")).

                                       10.14    Junior Convertible Subordinated Indenture for the 5.25% Convertible
                                                Subordinated Debentures, dated as of December 12, 1997, among Newell Co. and
                                                The Chase Manhattan Bank, as Indenture Trustee (Incorporated by reference to
                                                Exhibit 4.3 to the 1998 Form S-3).

                                       10.15    Registration Rights Agreement, dated December 12, 1997, between Newell
                                                Financial Trust I and Goldman, Sachs & Co., Morgan Stanley & Co.
                                                Incorporated, Robert W. Baird & Co. Incorporated, Bear, Sterns & Co. Inc.
                                                and Merrill Lynch & Co., as Initial Purchasers (incorporated by reference to
                                                Exhibit 10.1 to the 1998 Form S-3).

                                       10.16    Terms Agreement dated as of July 9, 1998 among Newell Co., Morgan Stanley
                                                Dean Witter, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Chase
                                                Securities Inc. and First Chicago Capital Markets, Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated
                                                July 9, 1998).

                                       10.17    Agreement and Plan of Merger dated as of October 20, 1998 among Newell Co.,
                                                Rooster Company and Rubbermaid Incorporated (incorporated by reference to
                                                Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 20,
                                                1998).

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
