Form 10-Q
period 1999-03-31
NEWELL RUBBERMAID INC
filed 1999-05-14
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                 FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
               for the Quarterly Period Ended March 31, 1999




                        Commission File Number 1-9608

                            NEWELL RUBBERMAID INC.

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


                 Yes /x/                            No /  /

   Number of shares of Common Stock outstanding
   as of May 7, 1999:  281,766,982

     PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

                                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                               (Unaudited, in thousands, except per share data)

                                                                          Three Months Ended
                                                                               March 31,
                                                                          ------------------
                                                                       1999                 1998*
                                                                       ----                 ----
                 Net sales                                           $1,516,193           $1,402,093
                 Cost of products sold                                1,092,885            1,005,870
                                                                     ----------           ----------
                      GROSS INCOME                                      423,308              396,223

                 Selling, general and
                     administrative expenses                            259,965              234,058
                 Restructuring costs                                    178,024               43,382
                 Trade names and goodwill
                     amortization and other                              12,038               21,808
                                                                       --------           ----------
                     OPERATING INCOME (LOSS)                            (26,719)              96,975
                                                                       --------           ----------

                 Nonoperating expenses (income):
                     Interest expense                                    25,261               22,333
                     Other, net                                           3,042             (186,703)
                                                                       --------            ---------
                     Net nonoperating
                       expenses (income)                                 28,303             (164,370)
                                                                       --------            ---------
                     INCOME (LOSS) BEFORE INCOME
                       TAXES                                            (55,022)             261,345
                 Income taxes                                            23,977              102,852
                                                                       --------            ---------
                     NET INCOME (LOSS)                                 $(78,999)            $158,493
                                                                       ========            =========

                 Earnings (loss) per share:
                     Basic                                             $  (0.28)              $ 0.57
                     Diluted                                              (0.28)                0.56

                 Dividends per share                                   $   0.20               $ 0.19

                 Weighted average shares
                     outstanding:
                     Basic                                              281,447              280,435
                     Diluted                                            292,216              291,503

     See notes to consolidated financial statements.
     *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                               NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                     (Unaudited, in thousands)

                                                 March 31,      % of       December 31,     % of
                                                   1999        Total          1998*        Total
                                                 --------      -----       -----------     -----
     ASSETS

     CURRENT ASSETS
         Cash and cash equivalents               $   69,858      1.1%      $   86,554       1.4%
         Accounts receivable, net                 1,059,696     17.0%       1,078,530      17.2%
         Inventories, net                         1,077,455     17.3%       1,033,488      16.4%
         Deferred income taxes                      104,635      1.7%         108,192       1.7%
         Prepaid expenses and other                 142,901      2.3%         143,885       2.3%
                                                 ----------     -----      ----------      -----
         TOTAL CURRENT ASSETS                     2,454,545     39.4%       2,450,649      39.0%

     MARKETABLE EQUITY SECURITIES                    17,288      0.3%          19,317       0.3%
     OTHER LONG-TERM INVESTMENTS                     59,742      1.0%          57,967       0.9%
     OTHER ASSETS                                   312,781      4.9%         267,073       4.2%
     PROPERTY, PLANT AND
         EQUIPMENT, NET                           1,553,686     24.9%       1,627,090      25.9%
     TRADE NAMES AND GOODWILL                     1,837,302     29.5%       1,867,059      29.7%
                                                 ----------    ------      ----------     ------
         TOTAL ASSETS                            $6,235,344    100.0%      $6,289,155     100.0%
                                                 ==========    ======      ==========     ======

     See notes to consolidated financial statements.
    *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                              NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS (CONT.)
                                     (Unaudited, in thousands)

                                            March 31,      % of     December 31,      % of
                                              1999        Total        1998*         Total
                                            --------      -----     -----------      -----
     LIABILITIES AND
       STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES
       Notes payable                       $   74,646      1.2%     $   94,634       1.5%
       Accounts payable                       269,555      4.3%        322,080       5.1%
       Accrued compensation                   104,418      1.7%        110,471       1.8%
       Other accrued liabilities              598,891      9.6%        610,618       9.7%
       Income taxes                            39,313      0.6%         26,744       0.4%
       Current portion of long-term debt        7,303      0.1%          7,334       0.1%
                                            ---------     -----     ----------      -----
       TOTAL CURRENT LIABILITIES            1,094,126     17.5%      1,171,881      18.6%
     LONG-TERM DEBT                         1,590,763     25.5%      1,393,865      22.2%
     OTHER NONCURRENT LIABILITIES             350,866      5.7%        374,293       5.9%
     DEFERRED INCOME TAXES                          -         -          4,527       0.1%
     MINORITY INTEREST                          1,157      0.0%            857       0.0%
     COMPANY-OBLIGATED
       MANDATORILY REDEEMABLE
       CONVERTIBLE PREFERRED
       SECURITIES OF A
       SUBSIDIARY TRUST                       500,000      8.0%        500,000       8.0%
     STOCKHOLDERS' EQUITY
       Common stock - authorized shares,
       400.0 million at $1 par value;         281,774      4.5%        281,747       4.5%
       Outstanding shares:
         1999   281.8 million
         1998   281.7 million
       Additional paid-in capital             205,172      3.3%        183,102       2.9%
       Retained earnings                    2,329,439     37.4%      2,465,064      39.2%
       Accumulated other comprehensive
         income                              (117,953)    (1.9%)       (86,181)     (1.4%)
                                           ----------    ------     ----------     ------
       TOTAL STOCKHOLDERS'
         EQUITY                             2,698,432     43.3%      2,843,732      45.2%
                                           ----------    ------     ----------     ------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY              $6,235,344    100.0%     $6,289,155     100.0%
                                           ==========    ======     ==========     ======

     See notes to consolidated financial statements.
    *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                         NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited, in thousands)

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                        1999               1998*
                                                        ----               ----
     OPERATING ACTIVITIES:
     Net income                                    $  (78,999)          $ 158,493
     Adjustments to reconcile net income
         to net cash provided by
         Operating activities:
         Depreciation and amortization                  70,040             67,117
         Deferred income taxes                          16,809             12,599
           Net gain on sale of marketable
               equity securities                             -           (115,674)
           Write-off of intangible
               assets and other                              -              4,288
           Other                                        35,492             35,401
     Changes in current accounts, excluding
           the effects of acquisitions:
           Accounts receivable                          20,834             48,943
           Inventories                                 (40,660)           (37,785)
           Other current assets                            984            (32,998)
           Accounts payable                            (50,525)           (27,080)
           Accrued liabilities and other               (70,134)           (44,805)
                                                     ---------          ---------
           NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES                    (96,159)            68,499
                                                     ---------          ---------

     INVESTING ACTIVITIES:
           Acquisitions, net                              (727)          (260,818)
           Expenditures for property,
               plant and equipment                     (78,119)           (61,188)
           Sale of marketable
               Equity securities                             -            378,321
              Disposals of non-current assets
               and other                                18,794              8,356
                                                     ---------          ---------
           NET CASH PROVIDED BY
           (USED IN) INVESTING
               ACTIVITIES                            $ (60,052)          $ 64,671
                                                     =========          =========

     See notes to consolidated financial statements.
    *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                      NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                              (Unaudited, in thousands)

                                                     For the Three Months Ended
                                                              March 31,
                                                     --------------------------
                                                       1999                1998*
                                                       ----                ----
     FINANCING ACTIVITIES:
         Proceeds from issuance of debt              $ 615,401          $  104,466
         Payments on notes payable
             and long-term debt                       (438,522)           (297,617)
         Proceeds from exercised stock
             options and other                          22,097               1,575
         Cash dividends                                (56,625)            (52,638)
                                                     ---------          ----------
         NET CASH PROVIDED BY
             (USED IN) FINANCING
             ACTIVITIES                                142,351            (244,214)
                                                     ---------          ----------

     Exchange rate effect on cash                       (2,836)             (1,042)

         INCREASE (DECREASE)
             IN CASH AND CASH
             EQUIVALENTS                               (16,696)           (112,086)
     Cash and cash equivalents at
         beginning of year                              86,554             150,131
                                                     ---------          ----------
         CASH AND CASH
             EQUIVALENTS AT END
             OF PERIOD                               $  69,858          $   38,045
                                                     =========          ==========

     Supplemental cash flow disclosures -
         Cash paid during the period for:
             Income taxes                            $   9,130          $   25,709
             Interest                                $  41,795          $   27,760

     See notes to consolidated financial statements.
    *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - GENERAL INFORMATION

   The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments necessary to present a fair statement of the results for the periods reported, subject to normal recurring year-end adjustments, none of which is expected to be material. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   On March 24, 1999, Newell Co. ("Newell") completed a merger with Rubbermaid Incorporated ("Rubbermaid") in which Rubbermaid became a wholly-owned subsidiary of Newell. Simultaneously with the consummation of the merger, Newell changed its name to Newell Rubbermaid Inc. (the "Company"). The merger was accounted for as a pooling of interests and the financial statements have been restated to retroactively combine Rubbermaid's financial statements with those of Newell as if the merger had occurred at the beginning of the earliest period presented.

   NOTE 2 - ACQUISITIONS AND DIVESTITURES

   1998
   ----

   During January 1998, Rubbermaid acquired Curver Consumer Products ("Curver"). Curver is a manufacturer and marketer of plastic housewares in Europe. Curver will operate as part of Rubbermaid Europe. On March 30, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond Group PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Newell Window Fashions Europe. On May 19, 1998, Rubbermaid acquired certain assets of Century Products ("Century"). Century is a manufacturer and marketer of infant products such as car seats, strollers and infant carriers and will operate as part of the Graco/Century division.

   On June 30, 1998, the Company purchased Panex S.A. Industria e Comercio ("Panex"), a manufacturer and marketer of aluminum cookware products in Brazil. Panex operates as part of the Mirro division. On August 31, 1998, the Company purchased the Gardinia Group ("Gardinia") a manufacturer and supplier of window treatments based in Germany.
   Gardinia operates as part of Newell Window Fashions Europe.  On
   September 30, 1998 the Company purchased the rotring Group ("Rotring"), a manufacturer and supplier of writing instruments, drawing instruments, art materials and color cosmetic products based in Germany. The writing and drawing instruments piece of Rotring operates as part of the Company's Sanford International division. The art materials piece of Rotring operates as part of the Company's Sanford North America division. The color cosmetic products piece of Rotring operates as a separate U.S. division, Cosmolab.

   For these and other minor acquisitions, the Company (and Rubbermaid) paid $620.5 million in cash and assumed $91.7 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $426.6 million.

   The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. The integration plan for Curver and Swish were finalized during the first quarter of 1999 resulting in no integration liabilities included in the purchase price for Curver or Swish.

   No integration liabilities have been included in the allocation of purchase price for Century, Panex, Gardinia and Rotring as of March 31, 1999. Such costs will be accrued upon finalization of each acquisition's integration plan. The Company's finalized integration plan will include exit costs for certain plants and product lines and employee terminations associated with the integration of Century into Graco, Panex into Mirro, Gardinia into Newell Window Fashions Europe and Rotring into Sanford International. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

   The unaudited consolidated results of operations for the three months ended March 31, 1999 and 1998 on a pro forma basis, as though the Curver, Swish, Century, Panex, Gardinia and Rotring businesses had been acquired on January 1, 1998, are as follows (in millions, except per share amounts):

                                                   Three Months Ended
                                                        March 31,
                                                 ----------------------
                                                 1999              1998
                                                 ----              ----
     Net sales                                 $1,516.2          $ 1,554.0
     Net income (loss)                         $  (79.0)         $   154.1
     Basic earnings (loss) per share           $  (0.28)         $    0.55

   On March 24, 1999, the Company completed the Rubbermaid merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Newell issued .7883 Newell Rubbermaid shares for each outstanding share of Rubbermaid common stock. A total of 119.0 million shares (after adjustment for fractional and dissenting shares) of the Company's common stock were issued as a result of the merger, and Rubbermaid's outstanding stock options were converted into options to purchase approximately 2.5 million Newell Rubbermaid common shares.
   In connection with the merger, the Company incurred $33.4 million
   ($.11 per common share) of merger costs which were expensed during the quarter ended March 31, 1999 as restructuring costs. See Note 3 for further detail of restructuring costs.

   No adjustments were made to the net assets of the combining companies to adopt conforming accounting practices or fiscal years other than adjustments to eliminate the accounting effects related to Newell's purchase of a former Rubbermaid operating division (Eldon) in 1997. Because the Newell Rubbermaid merger is accounted for as a pooling of interests, the accounting effects of Newell's purchase of Eldon must be eliminated as if Newell has always owned Eldon. The following table presents a reconciliation of net sales and net earnings for both Newell and Rubbermaid individually to those presented in the accompanying consolidated financial statements:

   Quarter ended March 31,       1999              1998
                               --------           ------
   Net sales:
   Newell                      $  882.2           $  770.5
   Rubbermaid                     634.0              631.6
                               --------           --------
     Combined                  $1,516.2           $1,402.1
                               ========           ========
   Net income:
   Newell                      $   32.3           $  149.5
   Rubbermaid                    (111.3)               9.0
                               --------           --------
     Combined                  $  (79.0)          $  158.5
                               =========          ========

   On May 7, 1998, the Company acquired Calphalon Corporation ("Calphalon"), a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of common stock for all of the common stock of Calphalon. This transaction was accounted for as a pooling of interests. Calphalon now operates as a separate division of the Company.

   On April 29, 1998, Rubbermaid sold its decorative covering business. On August 21, 1998, the Company sold its school supplies and stationery business. On September 9, 1998, the Company sold its plastic storage and serveware business. The pre-tax net gain on the sale of these businesses was $59.7 million, most of which was offset by non-deductible goodwill, resulting in a net after-tax gain which was inmaterial. Sales for these businesses were approximately $131.0 million in 1998 and $229.0 million in 1997.

   NOTE 3   RESTRUCTURING COSTS

   1999 Restructuring Costs
   ------------------------

   In the first quarter of 1999, the Company recorded a pre-tax restructuring charge of $178.0 million ($154.0 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $33.4 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $83.1 million resulting from change in control employee agreements and a $61.5 million write-off of impaired Rubbermaid capitalized computer software costs. Concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into

   Rubbermaid's capitalized software asset which will no longer be used. No accrual remains for these restructuring costs at March 31, 1999 as all related payments and write-offs have been made.

   1998 Restucturing Costs
   -----------------------

   In the first quarter of 1998, Rubbermaid recorded a pre-tax restructuring charge of $43.4 million ($28.2 million after tax). The 1998 restructuring charge included $32.1 million for the write-down of assets associated with a plant closure in the Rubbermaid Home Products division, an Australian plant closure in the Rubbermaid Commercial Products division, and the sale of Rubbermaid's joint venture in Japan. The exiting of the two plants and joint venture necessitated a revaluation of the cash flows related to those operations. Rubbermaid determined that the future cash flows on an undiscounted basis (before taxes and interest) were not sufficient to cover the carrying value of the long-lived assets effected by these decisions. Management determined the fair value of these assets using discounted cash flows. The remaining $11.3 million of the 1998 restructuring charge was primarily for the termination of 575 sales and administrative staff positions. As of March 31, 1999, no reserves remain for these restructuring costs and the 1998 restructuring program has been completed.

   NOTE 4   INVENTORIES

   Inventories are stated at the lower of cost or market value.
   The components of inventories, net of the LIFO reserve, were as follows (in millions):

                                                  March 31,       December 31,
                                                    1999              1998
                                                 ---------        -----------

             Materials and supplies              $   222.4        $   223.8
             Work in process                         144.5            137.2
             Finished products                       710.6            672.5
                                                 ---------        ---------
                                                 $ 1,077.5        $ 1,033.5
                                                 =========        =========

   NOTE 5   LONG-TERM MARKETABLE EQUITY SECURITIES

   Long-Term Marketable Equity Securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of stockholders' equity (and excluded from earnings). Gains and losses on the sales of Long-Term Marketable Equity Securities are based upon the average cost of the securities sold. On March 3, 1998, the Company sold 7,862,300 shares it held in The Black & Decker Corporation. The Black & Decker transaction resulted in net proceeds of approximately $378.3 million and a net pre-tax gain, after fees and expenses, of approximately $191.5 million. Long-Term Marketable Equity Securities are summarized as follows (in millions):

                                                  March 31,       December 31,
                                                    1999              1998
                                                  ---------       -----------

             Aggregate market value              $    17.3        $    19.3
             Aggregate cost                           26.3             26.0
                                                 ---------        ---------
             Unrealized (loss)                   $    (9.0)       $    (6.7)
                                                 =========        =========

   NOTE 6   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in millions):

                                                 March 31,        December 31,
                                                    1999              1998
                                                 ---------        -----------

             Land                                $    76.1        $    78.4
             Buildings and improvements              694.2            705.6
             Machinery and equipment               2,136.5          2,166.9
                                                 ---------        ---------
                                                   2,906.8          2,950.9
             Allowance for depreciation           (1,353.1)        (1,323.8)
                                                 ---------        ---------
                                                 $ 1,553.7        $ 1,627.1
                                                 =========        =========

   Replacements and improvements are capitalized. Expenditures for mainte-nance and repairs are charged to expense. The components of depreciation are provided by annual charges to income calculated to amortize, princi-pally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Estimated useful lives determined by the company are: buildings and improvements (20-40 years), machinery and equipment (5-12 years).

   NOTE 7 - LONG-TERM DEBT

   Long-term debt consisted of the following (in millions):

                                                 March 31,        December 31,
                                                   1999               1998
                                                 ---------        -----------

             Medium-term notes                   $   883.5        $   883.5
             Commercial paper                        708.0            500.2
             Other long-term debt                      6.6             17.5
                                                 ---------        ---------
                                                   1,598.1          1,401.2
             Current portion                          (7.3)            (7.3)
                                                 ---------        ---------
                                                 $ 1,590.8        $ 1,393.9
                                                 =========        =========

   Commercial paper in the amount of $708.0 million at March 31, 1999 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement.

   NOTE 8 MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST OF THE COMPANY

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

   NOTE 9   EARNINGS PER SHARE

   The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share are calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share are calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings per share for the first quarters of 1999 and 1998 is shown below (in millions, except per share data):

                                                                     Convertible
                                   Basic        "In the money"        Preferred          Diluted
                                   Method        stock options       Securities          Method(1)
                                   ------       --------------       -----------        --------
     First Quarter, 1999
     Net loss                     $  (79.0)        $  N/A             $  N/A           $  (79.0)
     Weighted average
         shares outstanding          281.4            N/A                N/A              281.4
     Loss per Share               $  (0.28)           N/A                N/A            $ (0.28)

     First Quarter, 1998
     Net Income                   $  158.5         $  0.0             $  4.1           $  162.6
     Weighted average
         shares outstanding          280.4            1.2                9.9              291.5
     Earnings per share           $   0.57             -                  -            $   0.56

(1) Diluted earnings per share for the three months ended March 31, 1999 excludes the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

NOTE 10   COMPREHENSIVE INCOME

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

The following table displays the components of accumulated Other
Comprehensive Income:

                                                       Net                               Accumulated
                                                    Unrealized           Foreign             Other
                                                  Gains/(Losses)         Currency        Comprehensive
     (In Millions)                                on Securities        Translation          Income
                                                  --------------       -----------       -------------
     Balance at December 31, 1998                    $  (4.1)           $ (82.1)           $   (86.2)
     Change during three months ended
        March 31, 1999                                  (1.4)             (30.4)               (31.8)
                                                     --------           --------           ----------
     Balance at March 31, 1999                       $  (5.5)           $(112.5)           $  (118.0)
                                                     ========           ========           ==========

   NOTE 11   INDUSTRY SEGMENT INFORMATION

   The Company reviewed the criteria for determining segments of an enterprise in accordance with SFAS No. 131 and concluded it has three reportable operating segments: Household Products, Hardware & Home Furnishings and Office Products. This segmentation is appropriate because the Company organizes its product categories into these groups when making operating decisions and assessing performance. The Company Divisions included in each segment also sell primarily to the same retail channel: Household Products (discount stores and warehouse clubs), Hardware and Home Furnishings (home centers and hardware stores) and Office Products (office superstores and contract stationers). Based on the recent merger with Rubbermaid, the Company added the Rubbermaid divisions to the former Housewares segment to create the Household Products segment.


  Net Sales
  ---------
                                           Three Months
                                           Ended March 31,
                                     -------------------------
                                      1999                1998
  (In Millions)                       ----                ----

  Household Products                $  842.1            $  825.6
  Hardware & Home Furnishings          430.6               373.6
  Office Products                      243.5               202.9
                                    --------            --------
       Total                        $1,516.2            $1,402.1
                                    ========            ========

  Operating Income (Loss)
  -----------------------
                                           Three Months
                                           Ended March 31,
                                     --------------------------
                                      1999                 1998
   (In Millions)                      ----                 ----

   Household Products               $   87.9            $   92.0
   Hardware & Home Furnishings          52.0                41.2
   Office Products                      31.1                35.3
   Corporate                           (19.7)              (28.1)
                                    --------             -------
        Subtotal                    $  151.3             $ 140.4
   Restructuring costs                (178.0)              (43.4)
                                    --------             -------
        Total                       $  (26.7)            $  97.0
                                    ========             =======

   Identifiable Assets
   -------------------
                                              March 31,
                                     --------------------------
                                     1999                 1998
   (In Millions)                     ----                 -----

   Household Products              $2,301.4            $2,110.2
   Hardware & Home Furnishings        982.4               995.8
   Office Products                    610.2               643.0
   Corporate                        2,341.3             2,540.2
                                   --------            --------
   Total                           $6,235.3            $6,289.2
                                   ========            ========

   Operating income is net sales less cost of products sold and SG&A expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consists principally of net interest expense, and in 1998, the net gain on the sale of Black & Decker common stock. In calculating operating income for individual business segments, certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments. All inter-company transactions have been eliminated and transfers of finished goods between areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

   NOTE 12   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   Effective January 1, 2000, the Company will adopt SFAS No. 133
   "Accounting for Derivative Instruments and Hedging Activities." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

   PART I
   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.


                                                      Three Months Ended
                                                           March 31,
                                               -------------------------------
                                                   1999               1998*
                                               -----------          ----------
     Net sales                                    100.0%              100.0%
     Cost of products sold                         72.1%               71.7%
                                                  ------              ------
          GROSS INCOME                             27.9%               28.3%

     Selling, general and
         administrative expenses                   17.1%               16.7%

     Restructuring costs                           11.7%                3.1%

     Trade names and goodwill
         amortization and other                     0.9%                1.6%
                                                  ------               -----
         OPERATING INCOME (LOSS)                   (1.8)%               6.9%
                                                  ------               -----

     Nonoperating expenses (income):
         Interest expense                           1.7%                1.6%
         Other, net                                 0.1%              (13.3)%
                                                  ------              ------
         Net nonoperating
             expenses (income)                      1.8%              (11.7)%
                                                  ------              ------
         INCOME (LOSS) BEFORE INCOME
             TAXES                                 (3.6)%              18.6%
     Income taxes                                   1.6%                7.3%
                                                  ------              ------
         NET INCOME (LOSS)                         (5.2)%              11.3%
                                                  ======              ======

     See notes to consolidated financial statements.
   * Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

   THREE MONTHS ENDED MARCH 31, 1999 VS. THREE MONTHS ENDED MARCH 31,
   1998

   Net sales for the first three months of 1999 were $1,516.2 million, representing an increase of $114.1 million or 8.1% from $1,402.1 million in the comparable quarter of 1998. Results for 1998 have been restated to include the March 1999 Rubbermaid acquisition and the May
   1998 Calphalon acquisition, which were accounted for as poolings of interests. The overall increase in net sales was primarily attributable to contributions from Gardinia (acquired in August 1998), Rotring (acquired in September 1998) and 6% internal growth in the Newell core businesses. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in millions:


                                                 1999             1998          % change
                                              ----------       ----------       ----------
        Household Products:
          Former Housewares Group             $  208.1         $  194.0          7.3%(1)
          Rubbermaid Divisions                   634.0            631.6          0.4%
                                              --------         --------
                                                 842.1            825.6          2.0%

        Hardware & Home Furnishings              430.6            373.6         15.3%(2)
        Office Products                          243.5            202.9         20.0%(3)
                                              --------         --------
                                              $1,516.2         $1,402.1         18.7%
                                              ========         ========

     (1) Internal growth* of 10% plus the Panex acquisition less the Newell Plastics divestiture.
     (2)  Internal growth of 4% plus the Gardinia and Swish acquisitions.
     (3) Internal growth of 4% plus the Rotring acquisition less the Stuart Hall divestiture.

    * The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions.

   Gross income as a percentage of net sales in the first three months of 1999 was 27.9% or $423.3 million versus 28.3% or $396.2 million in the comparable quarter of 1998. Gross margins at the Newell core businesses increased while the 1998 acquisitions had gross margins which were lower than the Company's average gross margins and the Rubbermaid divisions' gross margins declined in the first quarter of 1999 versus the first quarter of 1998. As the 1998 acquisitions and Rubbermaid divisions are integrated, the Company expects their gross margins to improve.

   Selling, general and administrative expenses ("SG&A") in the first three months of 1999 were 17.1% of net sales or $260.0 million versus 16.7% or $234.1 million in the comparable quarter of 1998. SG&A as a percentage of net sales increased, due to the Rotring acquisition, which had higher SG&A than the Company's average SG&A as a percentage of net sales. As this acquisition is integrated, the Company expects its SG&A spending as a percentage of net sales to decline.

   In the first quarter of 1999, the Company recorded a pre-tax restructuring charge of $178.0 million ($154.0 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $33.4 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $83.1 million and a $61.5 million write-off of impaired Rubbermaid capitalized computer software costs. Concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used.

   In the first quarter of 1998, Rubbermaid recorded a pre-tax restructuring charge of $43.4 million ($28.2 million after taxes). The 1998 restructuring charge primarily included costs associated with a U.S. plant closure in the Rubbermaid Home Products division, a reduction of the Rubbermaid sales and administrative staff in Asia, an Australian plant closure in the Rubbermaid Commercial Products division and the sale of Rubbermaid's joint venture in Japan.

   Trade names and goodwill amortization and other in the first three months of 1999 were 0.9% of net sales or $12.0 million versus 1.6% or $21.8 million in the comparable quarter of 1998. The decrease in the first quarter of 1999 was primarily due to one-time charges in 1998 of $11.4 million (which included write-offs of intangible assets). Excluding the one-time charges in 1998, trade names and goodwill amortization and other was 0.7% of net sales.

   The operating loss in the first three months of 1999 was 1.8% of net sales or $26.7 million versus operating income of 6.9% or $97.0 million in the comparable quarter of 1998. Excluding the restructuring costs in 1998 and 1999 and the one-time charges in 1998, operating income in the first quarter of 1999 was 10.0% or $151.3 million versus 10.8% or $151.8 million in the first quarter of 1998. The decrease in operating margins was primarily due to the 1998 acquisitions and the Rubbermaid divisions, whose margins declined in the first quarter of 1999 versus the first quarter of 1998. This decrease was offset partially by an increase in margins at several of the Company's core businesses. As the 1998 acquisitions and Rubbermaid are integrated, the Company expects their operating margins to improve.

   Net nonoperating expenses in the first three months of 1999 was 1.8% of net sales or $28.3 million versus net nonoperating income of 11.7% of net sales or $164.4 million in the comparable quarter of 1998. The $192.7 million decrease in income was primarily due to a one-time net gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation in the first quarter of 1998.

   Excluding the restructuring costs and other one-time gains and charges in 1999 and 1998, the effective tax was 39.0% in the first quarter of 1999 versus 37.5% in the first quarter of 1998.

   The net loss for the first three months of 1999 was $79.0 million, compared to net income of $158.5 million in the first quarter of 1998. Diluted earnings (loss) per share were $(0.28) in the first quarter of 1999 compared to $0.56 in the first quarter of 1998. Excluding the 1999 restructuring costs of $178.0 million ($154.0 million after taxes), the 1998 restructuring costs of $43.4 million ($28.2 million after taxes), the one-time net gain in 1998 on the sale of Black & Decker stock of $191.5 million ($115.7 million after taxes) and 1998 one-time charges of $11.4 million ($6.9 million after taxes), net income declined $2.9 million or 3.7% to $75.0 million the first quarter of 1999 versus $77.9 million in 1998. Diluted earnings per share, calculated on the same basis, decreased 3.6% to $0.27 in the first quarter of 1999 versus $0.28 in the first quarter of 1998. The decrease in net income and earnings per share in the first quarter of 1999 was due to a slight loss at Rotring and declines at Rubbermaid. These results were offset partially by an increase in operating results at several of the Company's core businesses.

   LIQUIDITY AND CAPITAL RESOURCES

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash used in operating activities in the first three months of 1999 was $96.2 million compared to cash provided by operating activities of $68.5 million for the comparable period of 1998. The decrease in cash provided by operating activities in the first quarter of 1999 versus the first quarter of 1998 is primarily due to the year over year increase in restructuring costs.

   On March 3, 1998, the Company received $378.3 million from the sale of 7,862,300 shares of Black & Decker common stock. The proceeds from the sale were used to pay down commercial paper.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at March 31, 1999 totaled $81.2 million.

   During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At March 31, 1999, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At March 31, 1999, $708.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

   The Company has a universal shelf registration statement on file for the issuance of up to $500.0 million of debt and equity securities from time to time. The Company issued during 1998 and has outstanding as of March 31, 1999 a total of $470.5 million of Medium-term notes under this program. The maturities on these notes range from five to thirty years at an average interest rate of 6.0%.

   At March 31, 1999, the Company had outstanding $263.0 million (principal amount) of Medium-term notes issued under a previous shelf registration statement with maturities ranging from five to ten years at an average interest rate of 6.3%.

   At March 31, 1999 the Company had outstanding $150.0 million (principal amount) of Senior Notes issued under a previous shelf registration statement with a maturity of November 15, 2006 at an interest rate of 6.6%.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used in acquiring businesses was $0.7 million and $260.8 million in the first three months of 1999 and 1998, respectively. In the first quarter of 1998, the Company acquired Swish Track and Pole, Curver and made another minor acquisition for cash purchase prices totaling $235.7 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   Cash used for restructuring activities was $116.5 million and $12.0 million in the first three months of 1999 and 1998, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses. There are no remaining cash payments to be made associated with the restructuring charges reflected in the consolidated financial statements.

   Capital expenditures were $78.1 million and $61.2 million in the first three months of 1999 and 1998, respectively.

   Aggregate dividends paid during the first three months of 1999 and 1998 were $56.6 million ($0.20 per share) and $52.6 million ($0.19 per share), respectively.

   Retained earnings decreased in the first three months of 1999 by $135.6 million. Retained earnings increased in the first three months of 1998 by $133.7 million. The decrease in 1999 was primarily due to restructuring costs of $178.0 million ($154.0 million after taxes).
   The increase in 1999 was primarily due to a net gain of $191.5 million ($115.7 million after taxes) on the sale of the Black & Decker common stock.

   Working capital at March 31, 1999 was $1,360.4 million compared to $1,278.8 million at December 31, 1998. The current ratio at March 31, 1999 was 2.24:1 compared to 2.09:1 at December 31, 1998.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .33:1 at March 31, 1999 and .30:1 at December 31, 1998.

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

                                                Time          Confidence
                          March 31, 1999       Period           Level
                          --------------       ------         ----------
   (In millions)

       Interest rates           $9.2           1 day              95%

       Foreign exchange         $2.5           1 day              95%

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

   The Company's project is approximately 60% complete with all phases for its IT systems and 80% complete for its non-IT systems in the United States and Canada. The Company anticipates that all phases will be completed for all IT and non-IT systems in the United States and Canada by November 30, 1999. With respect to International IT systems, approximately 75% of the Company's business systems are currently compliant and approximately 25% are in the process of being fixed and tested. With respect to International non-IT systems, approximately 80% of the Company's non-IT systems are currently complaint and 20% are in the process of being fixed and tested. The Company anticipates that all phases will be completed for all foreign IT and non-IT systems by November 30, 1999.

   As part of its Year 2000 project, the Company has initiated communications with all of its key vendors and services suppliers (including raw material and utility providers) to assess their state of Year 2000 readiness. Most of its key vendors and service suppliers have responded in writing to the Company's Year 2000 readiness inquiries and have said they will be Year 2000 compliant. The Company plans to continue assessment of its third party business partners, including face-to-face meetings with management and/or onsite visits as deemed appropriate. The Company is prepared in cases where its main vendor or service provider cannot continue with its business due to Year 2000 problems to use alternate vendors as sources for required materials. Despite the Company's efforts, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its day-to-day business will be compliant.

   Costs
   -----

   The Company estimates that it will incur total expenses of $14 million to $16 million in conjunction with the Year 2000 compliance project (including such expenses relating to the Rubbermaid operations). As of March 31, 1999, the Company has spent $14 million in conjunction with this project. The majority of these expenditures were capitalized since they were associated with purchased software that would have been replaced in the normal course of business.

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

   The Company has limited the scope of its risk assessment to those factors upon which it can reasonably be expected to have an influence. For example, the Company has made the assumption that government agencies, utility companies and telecommunications providers will continue to operate. Obviously, the lack of such services could have a material effect on the Company's ability to operate, but the Company has little if any ability to influence such an outcome, or to reasonably make alternative arrangements in advance for such services in the event they are unavailable. Newell Rubbermaid products are not dependent on dates and therefore are not affected by the transition to the Year 2000.

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

   EURO CURRENCY CONVERSION

   On January 1, 1999, the "Euro" became the common legal currency for 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. On January 4, 1999, the Euro began trading on currency exchanges and became available for non-cash transactions, if the parties elect to use it. The legacy currencies will remain legal tender through December 31, 2001. Begin-ning January 1, 2002, participating countries will introduce Euro-denominated bills and coins, and effective July 1, 2002, legacy curren-cies will no longer be legal tender.

   After the dual currency phase, all businesses in participating countries must conduct all transactions in the Euro and must convert their finan-cial records and reports to be Euro-based. The Company has commenced an internal analysis of the Euro conversion process to prepare its information technology systems for the conversion and analyze related risks and issues, such as the benefit of the decreased exchange rate risk in cross-border transactions involving participating countries and the impact of increased price transparency on cross-border compe-tition in these countries.

   The Company believes that the Euro conversion process will not have a material impact on the Company's businesses or financial condition on a consolidated basis.

   FORWARD LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform
   Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, the Euro conversion plan and related risks, the Year 2000 plan and related risks, pending legal proceeding and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and in Exhibit 99 thereto.

   PART I.

   Item 3.

   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condi-tion (Part I, Item 2).

   PART II.  OTHER INFORMATION

   Item 1.  LEGAL PROCEEDINGS

        The Company is subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business.

        As of March 31, 1999, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRPs") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of March 31, 1999 ranged between $17.0 million and $22.0 million. As of March 31, 1999, the Company had a reserve equal to $20.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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

        Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 14 to the consolidated financial statements of the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All such litigation is pending. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

   Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits:

	10.18 Rubbermaid Incorporated Amended and Restated 1989 Stock Incentive and Option Plan, effective April 22, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 on Form S-3 to the Company's Registration Statement on Form S-4, Reg. No. 333-71747, filed March 23, 1999).

	10.19 Rubbermaid Incorporated Supplemental Executive Retirement Plan, as amended through October 1, 1998.

        10.20 Rubbermaid Incorporated Supplemental Retirement Plan, as amended through December 23, 1997.

	10.21 Rubbermaid Incorporated 1993 Deferred Compensation Plan, effective April 27, 1993.

        11.    Computation of Earnings per Share of Common Stock

        12.    Statement of Computation of Ratio of Earnings to Fixed
   Charges

        21.     Significant Subsidiaries

        27.     Financial Data Schedule

   (b)  Reports on Form 8-K:

	Registrant filed a Report on Form 8-K dated March 11, 1999, reporting the approval, at a special meeting of the Registrant's stockholders, of two proposals relating to the acquisition of Rubbermaid Incorporated. The stockholders approved the issuance of 0.7883 shares of Registrant for each share of Rubbermaid stock. The stockholders also approved an amendment to the Registrant's Restated Certificate of Incorporation, changing the Registrant's name at the time of the merger to Newell Rubbermaid Inc.

        Registrant filed a Report on Form 8-K dated March 24, 1999, reporting the acquisition by Registrant of Rubbermaid Incorporated.

   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      NEWELL RUBBERMAID INC.
                                      Registrant


   Date:  May 13, 1999                /s/ William T. Alldredge
                                      --------------------------------
                                      William T. Alldredge
                                      Vice President - Finance


   Date:  May 13, 1999                /s/ Brett E. Gries
                                      --------------------------------
                                      Brett E. Gries
                                      Vice President - Accounting & Audit