Form 10-Q
period 1999-06-30
NEWELL RUBBERMAID INC
filed 1999-08-13
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 1999


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

                  Yes /x/                       No /  /

      Number of shares of Common Stock outstanding
      as of July 27, 1999:  281,916,330












   PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements

                           NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                      (Unaudited, in thousands, except per share data)

                                         Three Months Ended             Six Months Ended
                                              June 30,                      June 30,
                                        --------------------           -------------------
                                        1999            1998*          1999           1998*

   Net sales                        $1,597,314      $1,559,537      $3,113,507      $2,961,630
   Cost of products sold             1,176,508       1,082,609       2,269,393       2,088,479
                                     ---------       ---------       ---------       ---------

        GROSS INCOME                   420,806         476,928         844,114         873,151

   Selling, general and
       administrative expenses         322,528         229,052         582,493         463,110
   Restructuring costs                   8,697           8,546         186,721          51,928
   Trade names and goodwill
       amortization and other           12,625          10,576          24,663          32,384
                                     ---------       ---------       ---------       ---------

       OPERATING INCOME (LOSS)          76,956         228,754          50,237         325,729
                                     ---------       ---------       ---------       ---------


   Nonoperating expenses (income):
       Interest expense                 24,440          21,344         49,701          43,677
       Other, net                        3,246         (21,557)         6,288        (208,260)
                                     ---------       ---------       ---------       ---------
       Net nonoperating
         expenses (income)              27,686            (213)        55,989        (164,583)
                                     ---------       ---------       ---------       ---------

       INCOME (LOSS) BEFORE INCOME
         TAXES                          49,270         228,967         (5,752)        490,312
   Income taxes                         19,216          86,952         43,193         189,804
                                     ---------       ---------       ---------       ---------

       NET INCOME (LOSS)               $30,054        $142,015       $(48,945)       $300,508
                                     =========       =========      ==========      ==========


   Earnings (loss) per share:
       Basic                          $   0.11          $ 0.51        $ (0.17)         $ 1.07
       Diluted                            0.11            0.50          (0.17)           1.06

   Dividends per share                $   0.20           $0.19       $   0.40          $ 0.38

   Weighted average shares
       outstanding:
       Basic                           281,830         280,652        281,639         280,547
       Diluted                         293,251         292,100        292,647         291,685

     See notes to consolidated financial statements.
     *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                                June 30,      % of       December 31,    % of
                                                  1999        Total         1998         Total
                                                --------      -----      ------------    -----
   ASSETS

   CURRENT ASSETS
       Cash and cash equivalents               $   48,996      0.8%      $   86,554       1.3%
       Accounts receivable, net                 1,166,204     18.5%       1,078,530      17.1%
       Inventories, net                         1,078,431     17.1%       1,033,488      16.4%
       Deferred income taxes                       86,624      1.4%         108,192       1.7%
       Prepaid expenses and other                 151,338      2.4%         143,885       2.3%
                                                ---------     ----        ---------      ----

       TOTAL CURRENT ASSETS                     2,531,593     40.1%       2,450,649      38.0%

   MARKETABLE EQUITY SECURITIES                    26,935      0.4%          19,317       0.3%
   OTHER LONG-TERM INVESTMENTS                     61,933      1.0%          57,967       0.9%
   OTHER ASSETS                                   301,244      4.8%         267,073       4.2%
   PROPERTY, PLANT AND
       EQUIPMENT, NET                           1,514,561     24.0%       1,627,090      25.8%
   TRADE NAMES AND GOODWILL                     1,871,987     29.7%       1,867,059      29.7%
                                               ----------    -----       ----------     -----

       TOTAL ASSETS                            $6,308,253    100.0%      $6,289,155     100.0%
                                               ==========    =====       ==========     =====

   See notes to consolidated financial statements.























                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                          (Unaudited, in thousands)

                                          June 30,      % of     December 31,      % of
                                            1999        Total       1998           Total
                                          --------      -----    ------------      -----
   LIABILITIES AND
     STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Notes payable                       $   51,442      0.8%     $   94,634       1.5%
     Accounts payable                       323,458      5.1%        322,080       5.1%
     Accrued compensation                   111,891      1.8%        110,471       1.8%
     Other accrued liabilities              744,190     11.8%        610,618       9.7%
     Income taxes                             9,737      0.2%         26,744       0.4%
     Current portion of long-term debt        7,244      0.1%          7,334       0.1%
                                          ---------     ----       ---------      ----

     TOTAL CURRENT LIABILITIES            1,247,962     19.8%      1,171,881      18.6%
   LONG-TERM DEBT                         1,550,023     24.6%      1,393,865      22.2%
   OTHER NONCURRENT LIABILITIES             326,457      5.2%        374,293       6.0%
   DEFERRED INCOME TAXES                          -         -          4,527         -
   MINORITY INTEREST                          1,306      0.0%            857       0.0%
   COMPANY-OBLIGATED
     MANDATORILY REDEEMABLE
     CONVERTIBLE PREFERRED
     SECURITIES OF A
     SUBSIDIARY TRUST                       500,000      7.9%        500,000       8.0%
   STOCKHOLDERS' EQUITY
     Common stock - authorized shares,
     400.0 million at $1 par value;         281,898      4.5%        281,747       4.5%
     Outstanding shares:
       1999   281.8 million
       1998   281.7 million
     Additional paid-in capital             208,914      3.3%        183,102       3.3%
     Retained earnings                    2,303,129     36.5%      2,465,064      38.2%
     Accumulated other comprehensive
       income                              (111,436)    (1.8%)       (86,181)     (1.4%)
                                          ---------     ----       ---------      ----

     TOTAL STOCKHOLDERS'
       EQUITY                             2,682,505     42.5%      2,843,732      45.2%
                                          ---------     ----       ---------      ----

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY              $6,308,253    100.0%     $6,289,155     100.0%
                                          ---------     ----       ---------      ----

     See notes to consolidated financial statements.




                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                    FOR THE SIX MONTHS ENDED
                                                             JUNE 30,
                                                    ------------------------

                                                      1999              1998*
                                                      ----              ----
   OPERATING ACTIVITIES:
   Net income                                    $  (48,946)          $ 300,508
   Adjustments to reconcile net income
       to net cash provided by
       Operating activities:
       Depreciation and amortization                 141,265            140,022
       Deferred income taxes                          18,808             22,670
       Net gain on sale of marketable
           equity securities                               -           (115,674)
       Sale of Businesses                                  -            (24,141)
       Write-off of intangible
           assets and other                                -              4,288
       Other                                         111,354             38,253
   Changes in current accounts, excluding
       the effects of acquisitions:
       Accounts receivable                          (107,623)          (107,383)
       Inventories                                   (93,204)           (33,413)
       Other current assets                          (33,532)           (27,429)
       Accounts payable                               (2,306)           (23,305)
       Accrued liabilities and other                  38,280           (127,022)
                                                    --------           --------

       NET CASH PROVIDED BY (USED IN)
           OPERATING ACTIVITIES                       24,096             47,374
                                                    --------           --------

   INVESTING ACTIVITIES:
       Acquisitions, net                             (35,334)          (370,509)
       Expenditures for property,
           plant and equipment                       (89,031)          (117,463)
       Proceeds on sale of businesses,
           Net of taxes paid                               -             51,262
       Sale of marketable
           Equity securities                               -            378,321
       Disposals of non-current assets
           and other                                  11,250            (13,027)
                                                    --------           --------

       NET CASH PROVIDED BY
       (USED IN) INVESTING
           ACTIVITIES                             $ (113,115)         $ (71,416)
                                                   =========         ===========

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

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                          (Unaudited, in thousands)

                                                     FOR THE SIX MONTHS ENDED
                                                              JUNE 30,
                                                     ------------------------
                                                      1999               1998*
                                                      ----               ----
   FINANCING ACTIVITIES:
       Proceeds from issuance of debt              $ 719,424           $ 203,792
       Payments on notes payable
           and long-term debt                       (577,889)           (107,243)
       Proceeds from exercised stock
           options and other                          25,963              (1,560)
       Cash dividends                               (112,989)           (105,823)
                                                    --------            --------

       NET CASH PROVIDED BY
           (USED IN) FINANCING
           ACTIVITIES                                 54,509             (10,834)
                                                    --------            --------

   Exchange rate effect on cash                       (3,048)               (156)

       INCREASE (DECREASE)
           IN CASH AND CASH
           EQUIVALENTS                               (37,558)            (35,032)
   Cash and cash equivalents at
       beginning of year                              86,554             150,131
                                                    --------            --------

       CASH AND CASH
           EQUIVALENTS AT END
           OF PERIOD                               $  48,996           $ 115,099
                                                  ==========           =========


   Supplemental cash flow disclosures -
       Cash paid during the period for:
           Income taxes                            $  87,327           $ 137,677
           Interest                                $  60,903           $  50,909

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

        On March 24, 1999, Newell Co. ("Newell") completed a merger with Rubbermaid Incorporated ("Rubbermaid") in which Rubbermaid became a wholly-owned subsidiary of Newell. Simultaneously with the consummation of the merger, Newell changed its name to Newell Rubbermaid Inc. (the "Company"). The merger was accounted for as a pooling of interests and the financial statements have been restated to retroactively combine Rubbermaid's financial statements with those of Newell as if the merger had occurred at the beginning of the earliest period presented. Certain 1998 amounts have been reclassified to conform with 1999 presentation.

   NOTE 2 - ACQUISITIONS, MERGERS AND DIVESTITURES

   Acquisitions
   ------------

        During January 1998, the Company acquired Curver Consumer Products ("Curver"). Curver is a manufacturer and marketer of plastic housewares in Europe. Curver operates as part of Rubbermaid Europe. On March 27, 1998, the Company acquired Swish Track and Pole ("Swish") from Newmond Group PLC. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Newell Window Fashions Europe. On May 19, 1998, the Company acquired certain assets of Century Products ("Century"). Century is a manufacturer and marketer of infant products such as car seats, strollers and infant carriers and operates as part of the Graco/Century division. On June 30, 1998, the Company purchased Panex S.A. Industria e Comercio ("Panex"), a manufacturer and marketer of aluminum cookware products in Brazil. Panex operates as part of the Mirro division. On August 31, 1998, the Company purchased the Gardinia Group ("Gardinia"), a manufacturer and supplier of window treatments in Germany. Gardinia operates as part of Newell Window

   Fashions Europe. On September 30, 1998, the Company purchased the rotring Group ("Rotring"), a manufacturer and supplier of writing instruments, drawing instruments, art materials and color cosmetic products in Germany. The writing and drawing instruments piece of Rotring operates as part of the Company's Sanford International division. The art materials piece of Rotring operates as part of the Company's Sanford North America division. The color cosmetic products piece of Rotring operates as a separate U.S. division, Cosmolab. On March 30, 1999, the Company purchased Ateliers 28 ("Ateliers"), a manufacturer and marketer of decorative and functional drapery hardware in Europe. Ateliers operates as part of Newell Window Fashions Europe.

        For these and other minor acquisitions, the Company paid $693.9 million in cash and assumed $102.9 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $513.3 million.

        The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. The integration plan for Curver was finalized during the first quarter of 1999 and resulted in no integration liabilities included in the purchase price. The Company's integration plans combined Curver into Rubbermaid
   Europe. The integration plans for Century and Panex were finalized during the second quarter of 1999 and resulted in integration liabilities of $3.2 million for exit costs and employee terminations. The Company's integration plans combined Century into Graco and Panex into Mirro.

        No integration liabilities have been included in the allocation of purchase price for Gardinia, Rotring and Ateliers as of June 30, 1999. Such costs will be accrued upon finalization of each acquisition's integration plan. The Company's finalized integration plans will include exit costs for certain plants and product lines and employee terminations associated with the integration of Gardinia into Newell Window Fashions Europe and Rotring into Sanford International and
   Sanford North America. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.












        The unaudited consolidated results of operations for the six months ended June 30, 1999 and 1998 on a pro forma basis, as though the Curver, Swish, Century, Panex, Gardinia, Rotring and Ateliers businesses had been acquired on January 1, 1998, are as follows (in millions, except per share amounts):

                                                  Six Months Ended
                                                      June 30,
                                                  -----------------
                                                  1999         1998
                                                  ----         ----

          Net sales                             $ 3,122.7    $ 3,293.2
          Net income (loss)                     $   (49.0)   $   295.4
          Basic earnings (loss) per share       $   (0.17)   $    1.05


   Mergers
   -------

        On May 7, 1998, a subsidiary of the Company merged with Calphalon Corporation ("Calphalon"), a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of common stock for all of the common stock of Calphalon. This transaction was accounted for as a pooling of interests; therefore prior financial statements were restated to reflect this merger. Calphalon now operates as a separate division of the company.

        On March 24, 1999, the Company completed the Rubbermaid merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Newell issued .7883 Newell Rubbermaid shares for each outstanding share of Rubbermaid common stock. A total of
   119.0 million shares (after adjustment for fractional and dissenting shares) of the Company's common stock were issued as a result of the merger, and Rubbermaid's outstanding stock options were converted into options to purchase approximately 2.5 million Newell Rubbermaid common shares. In connection with the merger, the Company incurred $36.8 million ($.13 per common share) of merger costs which were expensed during the six months ended June 30, 1999 as restructuring costs. See
   Note 3 for further detail of restructuring costs.

        No adjustments were made to the net assets of the combining companies to adopt conforming accounting practices or fiscal years other than adjustments to eliminate the accounting effects related to Newell's purchase of a former Rubbermaid operating division (Eldon) in 1997. Because the Newell Rubbermaid merger was accounted for as a pooling of interests, the accounting effects of Newell's purchase of Eldon have been eliminated as if Newell had always owned Eldon. The following table presents a reconciliation of net sales and net income for Newell, Rubbermaid and Calphalon individually to those presented in the accompanying consolidated financial statements:




      Six months ended June 30,      1999               1998
                                  ----------         ----------

      Net sales:
      Newell                      $ 1,832.3          $ 1,654.3
      Rubbermaid                    1,228.5            1,268.4
      Calphalon                        52.7               38.9
                                   --------           --------

        Combined                  $ 3,113.5          $ 2,961.6
                                   ========           ========
      Net income:
      Newell                      $    98.9          $   239.6
      Rubbermaid                     (149.5)              61.6
      Calphalon                         1.7               (0.7)
                                   --------           --------

        Combined                  $   (48.9)          $  300.5
                                   ========            =======

   Divestitures
   ------------

        On April 29, 1998, the Company sold the assets of its decorative covering product line (Decora). On August 21, 1998, the Company sold its school supplies and stationery business (Stuart Hall). On September 9, 1998, the Company sold its plastic storage and serveware business (Newell Plastics). The pre-tax net gain on the sales of these businesses was $59.8 million, most of which was offset by non-deductible goodwill, resulting in a net after-tax gain of $15.1 million. Sales for these businesses prior to their divestitures were approximately $131 million in 1998 and $229 million in 1997.

   NOTE 3 - RESTRUCTURING COSTS

   1998
   ----

        During January 1998, Rubbermaid announced a series of restructuring initiatives to establish a central global procurement organization and to consolidate, automate, or relocate its worldwide manufacturing and distribution operations. During the first six months of 1998, Rubbermaid recorded pre-tax charges of $51.9 million. The
   1998 restructuring charge included: (1) $4.5 million relating to employee severance and termination benefits for sales and administrative employees,
   (2) $15.2 million for costs to exit business activities at five facilities and (3) $32.2 million to write down impaired long-lived assets to their fair value. The charge for costs to exit business activities related to exit plans for the closure of a plastic housewares molding and warehouse operation in the state of New York, the closure of a commercial play systems warehouse and manufacturing facility in Australia, the closure of a cleaning products manufacturing operation in North Carolina, the elimination of Rubbermaid's Asia Pacific regional headquarters and the related joint venture in Japan and the closure of a distribution facility in France.

        The closure of the operations described above necessitated a revaluation of the cash flows related to those operations, resulting in a $32.2 million charge to write down $12.4 million of fixed assets and $19.8 million of goodwill to fair value. Rubbermaid determined that the future cash flows on an undiscounted basis (before taxes and interest) were not sufficient to cover the carrying value of these long-lived assets affected by these decisions. Management determined the fair value of these assets using discounted cash flows.

   1999
   ----

        The 1998 restructuring program was terminated in the first quarter of 1999 after the Newell merger with Rubbermaid. Management is currently formulating a new restructuring plan for the combined company and will be recording a restructuring reserve in 1999 to reflect costs associated with redundant facility closures and related employee termination benefits.

        In the first six months of 1999, the Company recorded a pre-tax restructuring charge of $186.7 million ($159.3 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $36.8 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $85.1 million and $64.8 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs (concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used).

   NOTE 4    INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                       June 30,      December 31,
                                         1999            1998
                                       --------      ------------

        Materials and supplies        $   239.9        $   223.8
        Work in process                   151.5            137.2
        Finished products                 687.0            672.5
                                      ---------        ---------

                                      $ 1,078.4        $ 1,033.5
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

                                         June 30,     December 31,
                                           1999           1998
                                         --------     ------------

        Aggregate market value          $    26.9      $    19.3
        Aggregate cost                       26.3           26.0
                                         --------       --------

        Unrealized pre-tax gain (loss)  $     0.6      $    (6.7)
                                        =========      =========


   NOTE 6    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                         June 30,     December 31,
                                           1999           1998
                                         --------     ------------

        Land                            $   56.7       $    78.4
        Buildings and improvements         700.1           705.6
        Machinery and equipment          2,149.8         2,166.9
                                        --------        --------

                                         2,906.6         2,950.9
        Allowance for depreciation      (1,392.0)       (1,323.8)
                                        --------        --------

                                        $1,514.6       $ 1,627.1
                                        ========       =========

        Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. The components of depreciation are provided by annual charges to income calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Estimated useful lives determined by the company are: buildings and improvements (5-40 years) and machinery and equipment (2-15 years).








   NOTE 7 - LONG-TERM DEBT

      Long-term debt consisted of the following (in millions):

                                   June 30,       December 31,
                                    1999             1998
                                   --------       ------------

        Medium-term notes         $   877.5        $   883.5
        Commercial paper              644.5            500.2
        Other long-term debt           35.2             17.5
                                  ---------        ---------

                                    1,557.2          1,401.2
        Current portion                (7.2)            (7.3)
                                  ---------        ---------

                                  $ 1,550.0        $ 1,393.9
                                  =========        =========


        Commercial paper in the amount of $644.5 million at June 30, 1999 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement.

   NOTE 8 - MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST OF THE COMPANY

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

      The trust invested the proceeds of this issuance of the Convertible Preferred Securities in $500 million of the Company's 5.25% Junior Convertible Subordinated Debentures due 2027 (the "Debentures"). The Debentures are the sole assets of the trust, mature December 1, 2027, bear interest at the rate of 5.25%, payable quarterly, commencing March 1, 1998, and are redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters during which time distribution payments on the Convertible Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its capital stock or debt securities that rank PARI PASSU with or junior to the Debentures.The Company has no current intention to exercise its right to defer payments of interest on the Debentures.

      The Convertible Preferred Securities are reflected as outstanding in the Company's consolidated financial statements as Company-Obligated Mandatorily Redeemable Convertible Preferred
   Securities of a Subsidiary Trust.

   NOTE 9 - EARNINGS PER SHARE

        The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share are calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share are calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings per share for the first six months of 1999 and 1998 is shown below (in millions, except per share data):

                                                                 Convertible
                                 Basic       "In the money"       Preferred           Diluted
                                 Method       stock options       Securities         Method(1)
                                 ------      ---------------      ----------         ---------
   Three months ended
     June 30, 1999
   Net Income                   $   30.1         $  N/A             $  N/A           $   30.1
   Weighted average
       shares outstanding          281.8            N/A                N/A              281.8
   Earnings per Share           $   0.11              -                  -           $   0.11

   Three months ended
     June 30, 1998
   Net Income                   $  142.0         $  0.0             $  4.0           $  146.0
   Weighted average
       shares outstanding          280.7            1.5                9.9              292.1
   Earnings per share           $   0.51             -                  -            $   0.50

   First six months, 1999
   Net loss                     $  (48.9)        $  N/A             $  N/A           $  (48.9)
   Weighted average
       shares outstanding          281.6            N/A                N/A              281.6
   Loss per Share               $  (0.17)            -                  -            $  (0.17)

   First six months, 1998
   Net Income                   $  300.5         $  0.0             $  8.1           $  308.6
   Weighted average
       shares outstanding          280.5            1.3                9.9              291.7
   Earnings per share           $   1.07             -                  -            $   1.06


     (1) Diluted earnings per share for the three and six months ended June 30, 1999 exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

   NOTE 10  - COMPREHENSIVE INCOME

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

        The following table displays the components of Accumulated Other Comprehensive Income:

                                                  Net                                Accumulated
                                              Unrealized            Foreign             Other
                                             Gains/(Losses)         Currency        Comprehensive
   (In Millions)                             on Securities        Translation      Income (Loss)
                                             --------------       -----------      --------------
   Balance at December 31, 1998                 $  (4.1)          $  (82.1)          $   (86.2)
   Change during six months                         4.5              (29.7)              (25.2)
                                               ---------          ---------          ----------

   Balance at June 30, 1999                     $   0.4           $ (111.8)          $  (111.4)
                                               =========          =========          ==========

     NOTE 11 - INDUSTRY SEGMENT INFORMATION

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

                                              Three Months
      Net Sales                               Ended June 30,
      ---------                          ------------------------
                                         1999                1998
                                         ----                ----
     (In Millions)

     Household Products                $  796.4            $  831.4
     Hardware & Home Furnishings          468.2               429.7
     Office Products                      332.7               298.4
                                       --------            --------

          Total Net Sales              $1,597.3            $1,559.5
                                       ========             =======

                                               Three Months
      Operating Income                         Ended June 30,
      ----------------                   -------------------------
                                         1999                 1998
                                         ----                 ----
      (In Millions)

      Household Products               $  (50.7)           $  101.4
      Hardware & Home Furnishings          76.8                71.5
      Office Products                      80.5                76.3
      Corporate                           (21.0)              (12.0)
                                       --------            --------
           Subtotal                    $   85.6             $ 237.2
      Restructuring costs                  (8.7)               (8.5)
                                       --------            --------
           Total Operating Income      $   76.9             $ 228.7
                                       ========            ========

                                                Six Months
      Net Sales                               Ended June 30,
      ---------                           ------------------------
                                          1999                1998
     (In Millions)                        ----                ----

     Household Products               $ 1,638.5           $ 1,657.0
     Hardware & Home Furnishings          898.8               803.3
     Office Products                      576.2               501.3
                                       --------            --------

          Total Net Sales             $ 3,113.5           $ 2,961.6
                                       ========             =======

                                                 Six Months
      Operating Income                         Ended June 30,
      ----------------                   -------------------------
                                         1999                 1998
                                         ----                 ----
      (In Millions)

      Household Products               $   37.2            $  193.4
      Hardware & Home Furnishings         128.8               112.7
      Office Products                     111.6               111.6
      Corporate                           (40.7)              (40.1)
                                       --------            --------
           Subtotal                    $  236.9             $ 377.6
      Restructuring costs                (186.7)              (51.9)
                                       --------            --------
           Total Operating Income      $   50.2             $ 325.7
                                       ========            ========


      Identifiable Assets             June 30,         December 31,
      -------------------             -----------------------------
                                        1999                1998
      (In Millions)                     ----                ----

      Household Products               $2,279.8            $2,286.3
      Hardware & Home Furnishings       1,027.9               995.8
      Office Products                     692.8               643.0
      Corporate                         2,307.8             2,364.1
                                       --------            --------
      Total Identifiable Assets        $6,308.3            $6,289.2
                                       ========             =======

      Operating income is net sales less cost of products sold and SG&A expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consists principally of net interest expense, and in 1998, the net gain on the sale of Black & Decker common stock. In calculating operating income for individual business segments, certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments. All intercompany transactions have been eliminated and transfers of finished goods between areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

   NOTE 12 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Effective January 1, 2001, the Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Management believes that the adoption of this statement will not be material to the consolidated financial statements.











   PART I

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Results of Operations

        The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       JUNE 30,                                JUNE 30,
                                                --------------------------            -------------------------
                                                 1999               1998*             1999                1998*
                                                 ----               ----              ----                ----
   Net sales                                    100.0%              100.0%           100.0%               100.0%
   Cost of products sold                         73.7%               69.4%            72.9%                70.5%
                                                -----               -----            -----                -----

        GROSS INCOME                             26.3%               30.6%            27.1%                29.5%

    Selling, general and
       administrative expenses                   20.2%               14.7%            18.7%                15.6%

   Restructuring costs                            0.5%                0.5%             6.0%                 1.8%

   Trade names and goodwill
       amortization and other                     0.8%                0.7%             0.8%                 1.1%
                                                -----               -----            -----                -----

       OPERATING INCOME                           4.8%               14.7%             1.6%                11.0%
                                                -----               -----            -----                -----

   Nonoperating expenses (income):
       Interest expense                           1.8%                1.4%             1.7%                 1.5%
       Other, net                                (0.1)%               (1.4)%           0.1%                (7.1)%
                                                -----               -----            -----                -----

       Net nonoperating
           expenses (income)                      1.7%                0.0%             1.8%                (5.6)%
                                                -----               -----            -----                -----

       INCOME (LOSS) BEFORE INCOME
           TAXES                                  3.1%               14.7%            (0.2)%               16.6%
   Income taxes                                   1.2%                5.6%             1.4%                 6.5%
                                                -----               -----            -----                -----

       NET INCOME (LOSS)                          1.9%                9.1%            (1.6)%               10.1%
                                                =====               =====             =====               =====

    See notes to consolidated financial statements.
  * Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

    Three Months Ended June 30, 1999 Vs. Three Months Ended June 30, 1998
   ---------------------------------------------------------------------

        Net sales for the three months ended June 30, 1999 ("second quarter") were $1,597.3 million, representing an increase of $37.8 million or 2.4% from $1,559.5 million in the comparable quarter of 1998. Results for 1998 have been restated to include the March 1999 Rubbermaid merger and the May 1998 Calphalon merger, which were accounted for as poolings of interests. The overall increase in net sales was primarily attributable to contributions from Panex (acquired in June 1998), Gardinia (acquired in August 1998), Rotring (acquired in September 1998), Ateliers 28 (acquired in March 1999) and 4% internal growth in the Newell core businesses. These increases were partially offset by a 7% decline at the Rubbermaid divisions. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in millions:

                                         1999          1998         % change
                                         ----          ----         --------
   Household Products:
     Former Housewares Group          $  201.8       $  194.6        3.7%(1)
     Rubbermaid Divisions                594.6          636.8       (6.6)%(2)
                                       -------        -------
                                        796.4          831.4        (4.2)%

   Hardware & Home Furnishings           468.2          429.7        9.0%(3)
   Office Products                       332.7          298.4       11.5%(4)
                                       -------        -------

                                      $1,597.3       $1,559.5        2.4%
                                      ========       ========

        (1) Internal growth* of 4% plus Panex acquisition less Newell Plastics divestiture.
        (2) Unforecasted Rubbermaid promotional commitments made prior to the merger.
        (3)     Gardinia and Ateliers 28 acquisitions.
        (4)     Internal growth of 9% plus Rotring acquisition less
                Stuart Hall divestiture.

        * The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions.

        Gross income as a percentage of net sales in the second quarter of 1999 was 26.3% or $420.8 million versus 30.6% or $476.9 million in the comparable quarter of 1998. Excluding charges of $38.4 million relating to the Rubbermaid merger, gross income in the second quarter of 1999 was $459.2 million or 28.7% of net sales. Excluding charges, gross margins at the Newell core businesses were maintained while the 1998 acquisitions had gross margins which were lower than the Company's average gross margins and the Rubbermaid divisions' gross margins declined in the second quarter of 1999 versus the second quarter of 1998. As the 1998 acquisitions and Rubbermaid divisions are integrated, the Company expects their gross margins to improve.

       Selling, general and administrative expenses ("SG&A") in the second quarter of 1999 were 20.2% of net sales or $322.5 million versus 14.7% or $229.1 million in the comparable quarter of 1998. Excluding charges of $89.0 million relating to the Rubbermaid merger, SG&A in the second quarter of 1999 was $233.5 million or 14.6% of net sales. Excluding charges, SG&A as a percentage of net sales declined at Newell core businesses and at Newell Window Fashions Europe due to integration efforts. This was offset by higher than average SG&A expenditures at Rotring and Rubbermaid. As these acquisitions are integrated, the Company expects their SG&A spending as a percentage of net sales to decline.

        In the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $8.7 million ($5.3 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $3.5 million of merger costs, executive severance costs of $1.8 million and a $3.4 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs (concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used).

      In the second quarter of 1998, Rubbermaid recorded a pre-tax restructuring charge of $8.5 million ($5.5 million after taxes). The 1998 restructuring charge primarily included costs associated with a U.S. plant closure in the Rubbermaid Home Products division, a reduction of the Rubbermaid sales and administrative staff in Asia, an Australian plant closure in the Rubbermaid Commercial Products division and the sale of Rubbermaid's joint venture in Japan.

        Trade names and goodwill amortization and other in the second quarter of 1999 were 0.8% of net sales or $12.6 million versus 0.7% or $10.6 million in the comparable quarter of 1998.

        Operating income in the second quarter of 1999 was 4.8% of net sales or $70.9 million versus operating income of 14.7% or $228.7 million in the comparable quarter of 1998. Excluding restructuring costs in 1998 and 1999 and other charges in 1999, operating income in the second quarter of 1999 was 13.3% or $213.0 million versus 15.2% or $237.2 million in the second quarter of 1998. The decrease in operating margins was primarily due to the 1998 Rotring, Panex and Gardinia acquisitions and to the Rubbermaid divisions whose margins declined in the second quarter of 1999 versus the second quarter of 1998. This decrease was offset partially by an increase in margins at several of the Company's core businesses. As the 1998 acquisitions and Rubbermaid are integrated, the Company expects their operating margins to improve.

        Net nonoperating expenses in the second quarter of 1999 were 1.7% of net sales or $27.6 million versus net nonoperating income of $0.3 million in the comparable quarter of 1998. The $27.9 million decrease in income was primarily due to a one-time net gain of $24.1 million on the sale of the Company's decorative coverings product line in the second quarter of 1998.

        Excluding restructuring costs and other gains and charges in 1999 and 1998, the effective tax was 39.0% in the second quarter of 1999 versus 37.8% in the second quarter of 1998.

        Net income for the second quarter of 1999 was $30.1 million, compared to net income of $142.0 million in the second quarter of 1998. Diluted earnings per share were $0.11 in the second quarter of 1999 compared to $0.50 in the second quarter of 1998. Excluding 1999 restructuring costs of $8.7 million ($5.3 million after taxes), other 1999 pre-tax charges of $127.4 million ($77.7 million after taxes), 1998 restructuring costs of $8.5 million ($5.3 million after taxes), and the one-time net gain in 1998 on the sale of the Company's decorative coverings product line of $24.1 million ($14.7 million after taxes), net income declined $19.7 million or 14.8% to $113.1 million in the second quarter of 1999 versus $132.8 million in 1998. Diluted earnings per share, calculated on the same basis, decreased 14.9% to $0.40 in the second quarter of 1999 versus $0.47 in the second quarter of 1998. The decrease in net income and earnings per share in the second quarter of 1999 was primarily due to profit declines at the Rubbermaid divisions. These results were offset partially by an increase in operating results at several of the Newell's core businesses.

   Six Months Ended June 30, 1999 Vs. Six Months Ended June 30, 1998
   -----------------------------------------------------------------

        Net sales for the first six months of 1999 were $3,113.5 million, representing an increase of $151.9 million or 5.1% from $2,961.6 million in the comparable period of 1998. Results for 1998 have been restated to include the March 1999 Rubbermaid merger and the May 1998 Calphalon merger, which were accounted for as poolings of interests. The overall increase in net sales was primarily attributable to contributions from Panex (acquired in June 1998), Gardinia (acquired in August 1998), Rotring (acquired in September 1998), Ateliers 28 (acquired in March 1999) and 5% internal growth in the Newell core businesses. These increases were offset by a 3% decline at the Rubbermaid divisions. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in millions:

                                          1999         1998        % change
                                          ----         ----        --------
      Household Products:
        Former Housewares Group        $  409.9      $  388.6       5.5%(1)
        Rubbermaid Divisions            1,228.6       1,268.4      (3.1)%(2)
                                        -------       -------
                                        1,638.5       1,657.0      (1.1)%

      Hardware & Home Furnishings         898.8         803.3      11.9%(3)
      Office Products                     576.2         501.3      14.9%(4)
                                        -------       -------
                                       $3,113.5       $2,961.6      5.1%
                                        =======       ========


       (1) Internal growth* of 7% plus Panex acquisition less Newell Plastics divestiture.
       (2) Unforecasted Rubbermaid promotional commitments made prior to the merger.
       (3) Internal growth of 2% plus the Gardinia and Ateliers 28 acquisitions.
       (4) Internal growth of 7% plus the Rotring acquisition less the Stuart Hall divestiture.

       * The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions.

        Gross income as a percentage of net sales in the first six months of 1999 was 27.1% or $844.1 million versus 29.5% or $873.1 million in the comparable period of 1998. Excluding charges of $38.4 million relating to the Rubbermaid merger, gross income in the first six months of 1999 was $882.5 million or 28.3% of net sales. Excluding charges, gross margins at the Newell core businesses increased while the 1998 acquisitions had gross margins which were lower than the Company's average gross margins and the Rubbermaid divisions' gross margins declined in the first six months of 1999 versus the first six months of 1998. As the 1998 acquisitions and Rubbermaid divisions are integrated, the Company expects their gross margins to improve.

        Selling, general and administrative expenses ("SG&A") in the first six months of 1999 were 18.7% of net sales or $582.5 million versus 15.6% or $463.1 million in the comparable period of 1998. Excluding charges of $89.0 million relating to the Rubbermaid merger, SG&A in the first six months of 1999 was $493.5 million or 15.9% of net sales. Excluding charges, SG&A as a percentage of net sales declined at Newell core businesses and at Newell Window Fashions Europe through integration efforts. This was more than offset by higher than average SG&A expenditures at Rotring and Rubbermaid. As these acquisitions are integrated, the Company expects their SG&A spending as a percentage of net sales to decline.

        In the first six months of 1999, the Company recorded a pre-tax restructuring charge of $186.7 million ($159.3 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $36.8 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $85.1 million, a $64.8 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs (concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used).

        In the first six months of 1998, Rubbermaid recorded a pre-tax restructuring charge of $51.9 million ($33.7 million after taxes).
   The 1998 restructuring charge primarily included costs associated with a U.S. plant closure in the Rubbermaid Home Products division, a reduction of the Rubbermaid sales and administrative staff in Asia, an Australian plant closure in the Rubbermaid Commercial Products division and the sale of Rubbermaid's joint venture in Japan.

        Trade names and goodwill amortization and other in the first six months of 1999 were 0.8% of net sales or $24.7 million versus 1.1% or $32.4 million in the first six months of 1998. Excluding charges in 1998 of $11.4 million (which included write-offs of intangible assets), trade names and goodwill amortization and other was 0.7% of net sales.

        Operating income in the first six months of 1999 was 1.6% of net sales or $50.2 million versus 11.0% or $325.7 million in the comparable period of 1998. Excluding restructuring costs in 1998 and 1999 and other charges in 1998 and 1999, operating income in the first six months of 1999 was 11.7% or $364.3 million versus 13.1% or $389.0 million in the first six months of 1999 versus 1998. The decrease in operating margins was primarily due to the 1998 acquisitions and to the Rubbermaid divisions whose margins declined in the first six months of 1998. This decrease was offset partially by an increase in margins at several of the Newell's core businesses. As the 1998 acquisitions and Rubbermaid are integrated, the Company expects their operating margins to improve.

        Net nonoperating expenses in the first six months of 1999 were 1.8% of net sales or $55.9 million versus net nonoperating income of 5.6% of net sales or 164.6 million in the comparable period of 1998. The $220.5 million decrease in income was primarily due to net gains of $191.5 million and $24.1 million on the sales of the Company's stake in Black & Decker and the Company's decorative coverings product line.

        Excluding restructuring costs and other gains and charges in 1999 and 1998, the effective tax was 39.0% in the first six months of 1999 versus 37.7% in the first six months of 1998.

        The net loss for the first six months of 1999 was $48.9 million, compared to net income of $300.5 million in the first six months of 1998. Diluted earnings (loss) per share were $(0.17) in the six months of 1999 compared to $1.06 in the first six months of 1998. Excluding 1999 restructuring costs of $186.7 million ($159.3 million after taxes), other 1999 pre-tax charges of $127.4 million ($77.7 million after taxes), 1998 restructuring costs of $51.9 million ($33.7 million after taxes), the net gain in 1998 on the sale of Black & Decker stock of $191.5 million ($115.7 million after taxes), the 1998 net gain of $24.1 million ($14.7 million after taxes) on the sale of the Company's decorative coverings product line, and other 1998 pre-tax charges of $11.4 million ($6.9 million after taxes), net income declined $22.6 million or 10.7% to $188.1 million the first six months of 1999 versus $210.7 million in 1998. Diluted earnings per share, calculated on the same basis, decreased 10.7% to $0.67 in the first six months of 1999 versus $0.75 in the first six months of 1998. The decrease in net income and earnings per share in the first six months of 1999 was primarily due to declines in profits at the Rubbermaid divisions. These results were offset partially by an increase in operating results at several of the Newell core businesses.

   Liquidity and Capital Resources
   -------------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Cash provided by operating activities in the first six months of 1999 was $24.1 million compared $47.4 million for the comparable period of 1998.

        On March 3, 1998, the Company received $378.3 million from the sale of 7,862,300 shares of Black & Decker common stock. In April 1998, the Company received $51.3 million from the sale of its decorative coverings product line. The proceeds from the sales were used to pay down commercial paper.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at June 30, 1999 totaled $86.7 million.

        During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At June 30, 1999, there were no borrowings under the revolving credit agreement.

      In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At June 30, 1999, $644.5 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

        The Company had outstanding at June 30, 1999 a total of $470.5 million of Medium-term notes issued during 1998. The maturities on these notes range from five to thirty years at an average interest rate of 6.0%. At June 30, 1999, the Company also had outstanding $257.0 million (principal amount) of Medium-term notes issued under a previous program with maturities ranging from five to ten years at an average interest rate of 6.2%.

        At June 30, 1999 the Company had outstanding $150.0 million (principal amount) of Senior Notes with a maturity of November 15, 2006 at an interest rate of 6.6%.

   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

      Cash used in acquiring businesses was $48.8 million and $370.5 million in the first six months of 1999 and 1998, respectively. In the first six months of 1998, the Company acquired Swish Track and Pole, Curver, Panex and made another minor acquisition for cash purchase prices totaling $371.6 million. In the first six months of 1999, the Company acquired Ateliers 28 for a cash purchase price of $40.3 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

      Cash used for restructuring activities was $121.7 million and $19.7 million in the first six months of 1999 and 1998, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses. There are no remaining cash payments to be made associated with the restructuring charges reflected in the consolidated financial statements.

        Capital expenditures were $89.0 million and $117.5 million in the first six months of 1999 and 1998, respectively.

        Aggregate dividends paid during the first six months of 1999 and 1998 were $113.0 million ($0.40 per share) and $105.8 million ($0.38 per share), respectively.

        Retained earnings decreased in the first six months of 1999 by $161.9 million. Retained earnings increased in the first six months of 1998 by $168.2 million. The decrease in 1999 was primarily due to restructuring costs of $186.7 million ($159.3 million after taxes) and other pre-tax charges of $127.4 million ($77.7 million after taxes). The increase in 1998 was primarily due to a net gain of $191.5 million ($115.7 million after taxes) on the sale of the Black & Decker common stock.

        Working capital at June 30, 1999 was $1,283.6 million compared to $1,278.8 million at December 31, 1998. The current ratio at June 30, 1999 was 2.03:1 compared to 2.09:1 at December 31, 1998.


        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .33:1 at June 30, 1999 and .30:1 at December 31, 1998.

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

                                             Time         Confidence
                          June 30, 1999      Period          Level
                          -------------      ------       ----------
       (In millions)

       Interest rates          $9.2          1 day            95%

       Foreign exchange        $2.5          1 day            95%

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

        The Company's project is approximately 90% complete with all phases for its IT systems and 80% complete for its non-IT systems in the United States and Canada. The Company anticipates that all phases will be completed for all IT and non-IT systems in the United States and Canada by November 30, 1999. With respect to International IT systems, approximately 75% of the Company's business systems are currently compliant and approximately 25% are in the process of being fixed and tested. With respect to International non-IT systems, approximately 80% of the Company's non-IT systems are currently compliant and 20% are in the process of being fixed and tested. The Company anticipates that all phases will be completed for all foreign IT and non-IT systems by
   November 30, 1999.

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

   Costs
   -----

        The Company estimates that it will incur total expenses of $14 million to $16 million in conjunction with the Year 2000 compliance project (including such expenses relating to the Rubbermaid operations). As of June 30, 1999, the Company has spent $15 million in conjunction with this project. The majority of these expenditures were capitalized since they were associated with purchased software that would have been replaced in the normal course of business.


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

        As of June 30, 1999, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRPs") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of June 30, 1999 ranged between $17.0 million and $22.0 million. As of June 30, 1999, the Company had a reserve equal to $20.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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

        Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. All such litigation is pending. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution will not have a material effect on the Company's consolidated financial statements.

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        10.12 The Company's 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999.

        11.   Computation of Earnings per Share of Common Stock

        12.   Statement of Computation of Ratio of Earnings to Fixed
   Charges

        27.  Financial Data Schedule

        (b)  Reports on Form 8-K:

        Registrant filed a Current Report on Form 8-K dated June 30, 1999, restating Registrant's financial statements for 1998, 1997 and 1996 to reflect the pooling of interests accounting used in the merger with Rubbermaid Incorporated.












                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWELL RUBBERMAID INC.
                                 Registrant


      Date: August 13, 1999      /s/ William T. Alldredge
                                 ------------------------------------
                                 William T. Alldredge
                                 Vice President - Finance


      Date: August 13, 1999      /s/ Brett E. Gries
                                -------------------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit






























