Form 10-Q
period 1999-09-30
NEWELL RUBBERMAID INC
filed 1999-11-12
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 1999


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

                  Yes /x/                       No /  /

      Number of shares of Common Stock outstanding
      as of October 28, 1999:  282,038,302



   PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share data)

                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                       -------------------------      --------------------------

                                         1999            1998*          1999           1998*
                                         ----            ----           ----           ----

     Net sales                        $1,609,480      $1,559,774      $4,722,987      $4,521,404
     Cost of products sold             1,164,910       1,081,725       3,434,303       3,170,204
                                      ----------      ----------      ----------      ----------
       GROSS INCOME                      444,570         478,049       1,288,684       1,351,200

     Selling, general and
       administrative expenses           267,485         227,399         849,978         690,509
     Restructuring costs                  14,506          21,812         201,227          73,740
     Trade names and goodwill
       amortization and other             12,692          11,448          37,355          43,832
                                      ----------      ----------      ----------      ----------
       OPERATING INCOME                  149,887         217,390         200,124         543,119
                                      ----------      ----------      ----------      ----------
     Nonoperating expenses (income):
       Interest expense                   26,012          29,923          75,713          73,600
       Other, net                          4,634         (34,784)         10,922        (243,044)
                                      ----------      ----------      ----------      ----------
       Net nonoperating
       expenses (income)                  30,646          (4,861)         86,635        (169,444)
                                      ----------      ----------      ----------      ----------
       INCOME BEFORE INCOME
         TAXES                           119,241         222,251         113,489         712,563
     Income taxes                         46,504         104,849          89,697         294,653
                                      ----------      ----------      ----------      ----------
       NET INCOME                     $   72,737      $  117,402      $   23,792      $  417,910
                                      ==========      ==========      ==========      ==========

     Earnings per share:
       Basic                          $     0.26      $     0.42      $     0.08     $     1.49
       Diluted                              0.26            0.42            0.08           1.47

     Dividends per share              $     0.20      $     0.19            0.60           0.57

     Weighted average shares
       outstanding:
       Basic                             281,937         280,778         281,738         280,608
       Diluted                           292,044         292,250         291,765         291,728

     See notes to consolidated financial statements.
     *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.




                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                                     SEPTEMBER 30,   % OF       DECEMBER 31,     % OF
                                                        1999         TOTAL          1998         TOTAL
                                                     -------------   -----      ------------     -----
          ASSETS

          CURRENT ASSETS
              Cash and cash equivalents               $   33,982      0.5%      $   86,554       1.4%
              Accounts receivable, net                 1,207,536     19.2%       1,078,530      17.2%
              Inventories, net                         1,037,793     16.5%       1,033,488      16.4%
              Deferred income taxes                      114,349      1.8%         108,192       1.7%
              Prepaid expenses and other                 145,802      2.3%         143,885       2.3%
                                                      ----------     ----       ----------      ----

              TOTAL CURRENT ASSETS                     2,539,462     40.3%       2,450,649      39.0%

          MARKETABLE EQUITY SECURITIES                    14,387      0.2%          19,317       0.3%
          OTHER LONG-TERM INVESTMENTS                     64,298      1.0%          57,967       0.9%
          OTHER ASSETS                                   290,256      4.7%         267,073       4.2%
          PROPERTY, PLANT AND
              EQUIPMENT, NET                           1,482,262     23.5%       1,627,090      25.9%
          TRADE NAMES AND GOODWILL                     1,908,309     30.3%       1,867,059      29.7%
                                                      ----------     ----       ----------      ----

              TOTAL ASSETS                            $6,298,974    100.0%      $6,289,155     100.0%
                                                      ==========    =====       ==========     =====


          See notes to consolidated financial statements.




                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                          (Unaudited, in thousands)

                                               SEPTEMBER 30,     % OF    DECEMBER 31,       % OF
                                                    1999        TOTAL        1998          TOTAL
                                                ------------    -----    -----------       -----

          LIABILITIES AND
            STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
            Notes payable                       $   81,673      1.3%     $   94,634       1.5%
            Accounts payable                       332,732      5.3%        322,080       5.1%
            Accrued compensation                   125,685      2.0%        110,471       1.8%
            Other accrued liabilities              873,567     13.9%        610,618       9.7%
            Income taxes                                 -        -          26,744       0.4%
            Current portion of long-term debt          946        -           7,334       0.1%
                                                ----------     ----      ----------      ----
            TOTAL CURRENT LIABILITIES            1,414,603     22.5%      1,171,881      18.6%
          LONG-TERM DEBT                         1,361,990     21.6%      1,393,865      22.2%
          OTHER NONCURRENT LIABILITIES             326,576      5.2%        374,293       6.0%
          DEFERRED INCOME TAXES                          -        -           4,527         -
          MINORITY INTEREST                          1,842        -             857         -
          COMPANY-OBLIGATED
            MANDATORILY REDEEMABLE
            CONVERTIBLE PREFERRED
            SECURITIES OF A
            SUBSIDIARY TRUST                       500,000      7.9%        500,000       8.0%
          STOCKHOLDERS' EQUITY
            Common stock - authorized shares,
            400.0 million at $1 par value;         281,976      4.5%        281,747       4.5%
            Outstanding shares:
              1999   282.0 million
              1998   281.7 million
            Additional paid-in capital             209,406      3.4%        183,102       2.9%
            Retained earnings                    2,319,423     36.8%      2,465,064      39.2%
            Accumulated other comprehensive
              income                              (116,842)    (1.9)%       (86,181)     (1.4)%
                                                ----------     ----      ----------      ----

            TOTAL STOCKHOLDERS'
              EQUITY                             2,693,963     42.8%      2,843,732      45.2%
                                                ----------     ----      ----------      ----

            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY              $6,298,974    100.0%     $6,289,155     100.0%
                                                ==========    =====      ==========     =====

          See notes to consolidated financial statements.




                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                           FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                           --------------------------

                                                              1999               1998*
                                                              ----               ----

          OPERATING ACTIVITIES:
          Net income                                      $  23,792          $ 417,910
          Adjustments to reconcile net income
              to net cash provided by
              Operating activities:
              Depreciation and amortization                 198,202            205,622
              Deferred income taxes                          25,061             34,915
              Net (gain) loss on sale of marketable
                  equity securities                             822           (115,674)
               Sale of businesses                                 -            (15,114)
              Write-off of intangible
                  assets and other                                -              4,288
              Other                                         159,323             43,803
          Changes in current accounts, excluding
              the effects of acquisitions:
              Accounts receivable                          (123,436)           (77,256)
              Inventories                                   (57,339)           (71,806)
              Other current assets                          (12,756)           (49,699)
              Accounts payable                                1,416            (46,768)
              Accrued liabilities and other                  73,210           (142,464)
                                                         -----------        -----------

              NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                      288,295            187,757
                                                         -----------        -----------


          INVESTING ACTIVITIES:
              Acquisitions, net                             (34,907)          (636,710)
              Expenditures for property,
                  plant and equipment                      (139,726)          (226,161)
              Proceeds on the sale of businesses,
                   net of taxes paid                              -            261,225
              Sale of marketable
                  Equity securities                          11,438            378,321
              Disposals of non-current assets
                  and other                                  22,301            (33,336)
                                                         -----------        -----------

              NET CASH USED IN
               INVESTING ACTIVITIES                       $ (140,894)        $ (256,661)
                                                         ===========        ===========

          See notes to consolidated financial statements.
         *Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

                                                                5





                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                          (Unaudited, in thousands)

                                                          FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                          ----------------------------
                                                            1999                1998*
                                                            ----                ----


          FINANCING ACTIVITIES:
              Proceeds from issuance of debt              $ 548,779           $ 646,983
              Payments on notes payable
                  and long-term debt                       (603,812)           (491,669)
              Proceeds from exercised stock
                  options and other                          26,537                 709
              Cash dividends                               (169,437)           (159,091)
                                                          ----------          ----------

              NET CASH USED IN FINANCING
                  ACTIVITIES                               (197,933)             (3,068)
                                                           ---------          ----------

          Exchange rate effect on cash                       (2,040)               (188)

                  DECREASE IN CASH
                      AND CASH EQUIVALENTS                  (52,572)            (72,160)

          Cash and cash equivalents at
              beginning of year                              86,554             150,131
                                                           ---------          ----------

              CASH AND CASH EQUIVALENTS
                      AT END OF PERIOD                    $  33,982          $   77,971
                                                          ==========         ==========


          Supplemental cash flow disclosures -
              Cash paid during the period for:
                  Income taxes                            $ 105,995           $  188,220
                  Interest                                $ 100,841           $   76,754

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

        On March 24, 1999, Newell Co. ("Newell") completed a merger with Rubbermaid Incorporated ("Rubbermaid") in which Rubbermaid became a wholly-owned subsidiary of Newell. Simultaneously with the consummation of the merger, Newell changed its name to Newell Rubbermaid Inc. (the "Company"). The merger was accounted for as a pooling of interests and the financial statements were restated to retroactively combine Rubbermaid's financial statements with those of Newell as if the merger had occurred at the beginning of the earliest period presented. Certain 1998 amounts have been reclassified to conform with 1999 presentation.

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

        For these and other minor acquisitions, the Company paid $680.0 million in cash and assumed $94.0 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $545.3 million.

        The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. The integration plan for Curver was finalized during the first quarter of 1999 and resulted in no integration liabilities included in the purchase price. The Company's integration plans combined Curver into Rubbermaid Europe. The integration plans for Century and Panex were finalized during the second quarter of 1999 and resulted in integration liabilities of $3.2 million for exit costs and employee terminations. The Company's integration plans combined Century into Graco and Panex into Mirro. The integration plans for Gardinia and Rotring were finalized during the third quarter of 1999 and resulted in integration liabilities of $80.1 million for exit costs and employee terminations. The Company's integration plans combined Gardinia into Newell Window Fashions Europe and Rotring into Sanford International and Sanford North America.

        No integration liabilities have been included in the allocation of purchase price for Ateliers as of September 30, 1999. Such costs will be accrued upon finalization of the acquisition's integration plan. The Company's finalized integration plan may include exit costs for certain plants and product lines and employee terminations associated with the integration of Ateliers into Newell Window Fashions Europe. The final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements.

        The unaudited consolidated results of operations for the nine months ended September 30, 1999 and 1998 on a pro forma basis, as though the Curver, Swish, Century, Panex, Gardinia, Rotring and

   Ateliers businesses had been acquired on January 1, 1998, are as follows (in millions, except per share amounts):

                                                 Nine Months Ended
                                                    September 30,
                                               --------------------
                                                 1999        1998
                                                 ----        ----

   Net sales                                  $ 4,732.2    $ 4,960.5
   Net income                                 $    23.9    $   410.0
   Basic earnings per share                   $    0.08    $    1.46

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

        On March 24, 1999, the Company completed the Rubbermaid merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Newell issued 0.7883 Newell Rubbermaid shares for each outstanding share of Rubbermaid common stock. A total of
   119.0 million shares (after adjustment for fractional and dissenting shares) of the Company's common stock were issued as a result of the merger, and Rubbermaid's outstanding stock options were converted into options to purchase approximately 2.5 million Newell Rubbermaid common shares. In connection with the merger, the Company incurred $38.2 million ($.13 per common share) of merger costs which were expensed during the nine months ended September 30, 1999 as restructuring costs. See Note 3 for further detail of restructuring costs.

        No adjustments were made to the net assets of the combining companies to adopt conforming accounting practices or fiscal years other than adjustments to eliminate the accounting effects related to Newell's purchase of a former Rubbermaid operating division (Eldon) in 1997. Because the Newell Rubbermaid merger was accounted for as a pooling of interests, the accounting effects of Newell's purchase of Eldon have been eliminated as if Newell had always owned Eldon. The following table presents a reconciliation of net sales and net income for Newell, Rubbermaid and Calphalon individually to those presented in the accompanying consolidated financial statements (in millions):

      Nine months ended September 30,     1999               1998
                                        ----------        -----------

      Net sales:
             Newell                      $ 2,819.6          $ 2,580.7
             Rubbermaid                    1,816.3            1,871.1
             Calphalon                        87.1               69.6
                                        ----------          ---------

           Combined                     $ 4,723.0           $ 4,521.4
                                        =========           =========

      Net income (loss):
            Newell                      $   171.8           $  339.3
            Rubbermaid                     (154.2)              79.1
            Calphalon                         6.2               (0.5)
                                        ---------           ---------
            Combined                    $   23.8            $  417.9
                                        =========           =========

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

   NOTE 3 - RESTRUCTURING COSTS

   1998
   ----

        During January 1998, Rubbermaid announced a series of restructuring initiatives to establish a central global procurement organization and to consolidate, automate, or relocate its worldwide manufacturing and distribution operations. During the first nine months of 1998, Rubbermaid recorded pre-tax charges of $73.7 million. The 1998 restructuring charge included: (1) $4.5 million relating to employee severance and termination benefits for sales and administrative employees, (2) $37.0 million for costs to exit business activities at five facilities and (3) $32.2 million to write down impaired long-lived assets to their fair value. The charge for costs to exit business activities related to exit plans for the closure of a plastic housewares molding and warehouse operation in the state of New York, the closure of a commercial play systems warehouse and manufacturing facility in Australia, the closure of a cleaning products manufacturing operation in North Carolina, the elimination of

   Rubbermaid's Asia Pacific regional headquarters and the related joint venture in Japan and the closure of a distribution facility in France.

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

        In the first nine months of 1999, the Company recorded a pre-tax restructuring charge of $201.2 million ($168.1 million after taxes). The pre-tax charge related primarily to the Rubbermaid acquisition, and included $38.2 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $89.4 million and a $73.6 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs (concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used).

   NOTE 4    INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                     September 30,     December 31,
                                         1999              1998
                                     -------------      -----------

        Materials and supplies        $   255.5         $   223.8
        Work in process                   149.1             137.2
        Finished products                 633.2             672.5
                                      ---------         ---------
                                      $ 1,037.8         $ 1,033.5
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

                                      September 30,     December 31,
                                          1999              1998
                                      -------------     ------------

        Aggregate market value          $    14.4        $    19.3
        Aggregate cost                       13.8             26.0
                                        ---------        ----------

        Unrealized pre-tax gain (loss)  $     0.6        $    (6.7)
                                        =========        ==========


   NOTE 6    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                      September 30,     December 31,
                                          1999              1998
                                      -------------     ------------

        Land                           $    54.6        $    78.4
        Buildings and improvements         681.6            705.6
        Machinery and equipment          2,151.7          2,166.9
                                       ----------       ---------
                                         2,887.9          2,950.9
        Allowance for depreciation      (1,405.6)        (1,323.8)
                                       ----------       ----------
                                       $ 1,482.3        $ 1,627.1
                                       ==========       ==========

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

   NOTE 7 - LONG-TERM DEBT

      Long-term debt consisted of the following (in millions):

                                September 30,     December 31,
                                    1999             1998
                                -------------      -----------

        Medium-term notes         $   877.5        $   883.5
        Commercial paper              463.0            500.2
        Other long-term debt           22.4             17.5
                                  ---------         --------
                                    1,362.9          1,401.2
        Current portion                (0.9)            (7.3)
                                  ---------         --------
                                  $ 1,362.0        $ 1,393.9
                                  =========        =========

        Commercial paper in the amount of $463.0 million at September 30, 1999 was classified as long-term since it is supported by the 5-year $1.3 billion revolving credit agreement.

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

   NOTE 9 - EARNINGS PER SHARE

        The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share are calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share are calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings per share for the first nine months of 1999 and 1998 is shown below (in millions, except per share data):




























                                     14



                                                                         Convertible
                                        Basic        "In the money"       Preferred           Diluted
                                        Method        stock options       Securities        Method(1)
                                        ------        -------------       ----------        ---------


          Three months ended
            September 30, 1999:
          Net Income                   $   72.7            N/A                4.1           $   76.8
          Weighted average
              shares outstanding          281.9            0.2                9.9              292.0
          Earnings per Share           $   0.26              -                  -           $   0.26

          Three months ended
            September 30, 1998:
          Net Income                   $  117.4         $  N/A             $  4.0           $  121.4
          Weighted average
              shares outstanding          280.8            1.6                9.9              292.3
          Earnings per share           $   0.42             -                  -            $   0.42

          First nine months, 1999:
          Net Income                   $   23.8            N/A                N/A           $   23.8
          Weighted average
              shares outstanding          281.7            N/A                N/A              281.7
          Earnings per Share           $   0.08            -                  -             $   0.08

          First nine months, 1998:
          Net Income                   $  417.9            N/A             $ 12.2           $  430.1
          Weighted average
              shares outstanding          280.6            1.2                9.9              291.7
          Earnings per share           $   1.49             -                  -            $   1.47

     (1)  Diluted earnings per share for the nine months ended
        September 30, 1999 exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

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

        The following table displays the components of Accumulated Other Comprehensive Income (in millions):


                                                        Net                                Accumulated
                                                     Unrealized           Foreign             Other
                                                    Gains/(Losses)        Currency        Comprehensive
                                                    on Securities        Translation      Income (Loss)
                                                    --------------       -----------      --------------

          Balance at December 31, 1998                 $  (4.1)           $ (82.1)           $  (86.2)
          Change during nine months                        4.5              (35.1)              (30.6)
                                                        -------           -------            --------

          Balance at September 30, 1999                $   0.4           $ (117.2)          $  (116.8)
                                                       =======           ========           =========

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

                                             Three Months
      Net Sales                            Ended September 30,
      ---------                       -----------------------------
                                         1999                1998
     (In Millions)

     Household Products               $   824.7           $   853.7
     Hardware & Home Furnishings          475.5               439.8
     Office Products                      309.3               266.3
                                      ---------           ---------
          Total Net Sales             $ 1,609.5           $ 1,559.8
                                      =========           =========

                                             Three Months
      Operating Income                       Ended September 30,
                                         --------------------------
                                         1999                 1998
                                         ----                 ----
      (In Millions)

      Household Products               $   67.5             $ 101.0
      Hardware & Home Furnishings          67.2                89.7
      Office Products                      46.8                61.4
      Corporate                           (17.1)             (12.9)
                                       --------             -------
           Subtotal                    $  164.4             $ 239.2
      Restructuring costs                 (14.5)              (21.8)
                                       --------             -------
          Total Operating Income       $  149.9             $ 217.4
                                       ========             =======

                                               Nine Months
      Net Sales                             Ended September 30,
      ---------                       -----------------------------
                                         1999                1998
                                         ----                -----
     (In Millions)

     Household Products               $ 2,463.2           $ 2,510.7
     Hardware & Home Furnishings        1,374.3             1,243.1
     Office Products                      885.5               767.6
                                      ---------           ---------
          Total Net Sales             $ 4,723.0           $ 4,521.4
                                      =========           =========

                                                 Nine Months
      Operating Income                         Ended September 30,
      -----------------                ----------------------------
                                         1999                 1998
                                         ----                 ----
      (In Millions)

      Household Products               $  104.7             $ 294.4
      Hardware & Home Furnishings         196.0               202.4
      Office Products                     158.4               173.0
      Corporate                           (57.8)              (53.0)
                                       --------             --------
            Subtotal                   $  401.3             $ 616.8
      Restructuring costs                (201.2)              (73.7)
                                       --------             --------
           Total Operating Income      $  200.1             $ 543.1
                                       ========             =======

      Identifiable Assets            September 30,      December 31,
      -------------------            ------------------------------
                                        1999                1998
                                        ----                ----
      (In Millions)

      Household Products             $ 2,201.2            $ 2,286.3
      Hardware & Home Furnishings      1,030.1                995.8
      Office Products                    662.0                643.0
      Corporate                        2,394.3              2,364.1
                                     ---------            ---------
      Total Identifiable Assets      $ 6,287.6            $ 6,289.2
                                     =========            =========

      Operating income is net sales less cost of products sold and SG&A expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consists principally of net interest expense, and in 1998, the net gain on the sale of Black & Decker common stock and the sales of Stuart Hall, Newell Plastics and Decora. In calculating operating income for individual business segments, certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments. All intercompany transactions have been eliminated and transfers of finished goods between areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

   NOTE 12 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

        Effective January 1, 2001, the Company will adopt SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

   NOTE 13 - SUBSEQUENT EVENTS

        The Company announced on October 12, 1999 that it had agreed to purchase shares in Reynolds S.A. ("Reynolds"), representing 51.24% of Reynolds capital. The minority shareholders have been offered the possibility of selling their shares in a public tender offer. If following the offer the Company holds at least 95% of the voting rights of Reynolds, it will submit a public offer of withdrawal followed by a corporate merger after which the Company will own 100% of the shares of Reynolds. Reynolds, located in France, is a leading innovator, manufacturer and supplier of writing instruments in Europe, Asia and South America.

        The Company announced on October 29, 1999 that it acquired the consumer products division of McKechnie plc ("McKechnie"), which is based in the United Kingdom and has operations in Germany, the United

   States and the Netherlands. Companies acquired include Harrison Drape, a manufacturer and marketer of drapery hardware and window furnishings, Spur Shelving, a manufacturer and marketer of shelving and storage products, Douglas Kane, a manufacturer and marketer of cabinet hardware, and Nenplas/Homelux, a manufacturer and marketer of functional trims.

   PART I

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Results of Operations
   ---------------------

        The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.


                                                           Three Months Ended                  Nine Months Ended
                                                              September 30,                      September 30,
                                                      ---------------------------         ---------------------------
                                                      1999               1998*            1999                 1998*
                                                      ----               ----             ----                 -----

          Net sales                                  100.0%              100.0%           100.0%               100.0%
          Cost of products sold                       72.4%               69.4%            72.7%                70.1%
                                                     -----               -----            -----                -----
               GROSS INCOME                           27.6%               30.6%            27.3%                29.9%

           Selling, general and
              administrative expenses                 16.6%               14.6%            18.0%                15.3%

          Restructuring costs                          0.9%                1.4%             4.3%                 1.6%

          Trade names and goodwill
              amortization and other                   0.8%                0.7%             0.8%                 1.0%
                                                     -----               -----            -----                -----
              OPERATING INCOME                         9.3%               13.9%             4.2%                12.0%
                                                     -----               -----            -----                -----

          Nonoperating expenses (income):
              Interest expense                         1.6%                1.9%             1.6%                 1.6%
              Other, net                               0.3%               (2.2)%            0.2%                (5.3)%
                                                     -----               -----            -----                -----
              Net nonoperating
                  expenses (income)                    1.9%               (0.3)%            1.8%               (3.7)%
                                                     -----               -----            -----                -----

              INCOME BEFORE INCOME
                  TAXES                                7.4%               14.2%             2.4%                15.7%
          Income taxes                                 2.9%                6.7%             1.9%                 6.5%
                                                     -----               -----             -----                -----
              NET INCOME                               4.5%                7.5%             0.5%                 9.2%
                                                     =====               =====             =====                =====

          See notes to consolidated financial statements.

        * Restated for the merger with Rubbermaid Incorporated on March 24, 1999, and the merger with Calphalon on May 7, 1998, both of which were accounted for as poolings of interests.

     Three Months Ended September 30, 1999 Vs. Three Months Ended September 30, 1998
   ----------------------------------------------------------------------

        Net sales for the three months ended September 30, 1999 ("third quarter") were $1,609.5 million, representing an increase of $49.7 million or 3.2% from $1,559.8 million in the comparable quarter of 1998. Results for 1998 have been restated to include the March 1999 Rubbermaid merger and the May 1998 Calphalon merger, which were accounted for as poolings of interests. The 3.2% increase in net sales was primarily attributable to contributions from Gardinia (acquired in August 1998), Rotring (acquired in September 1998), Ateliers 28 (acquired in March 1999) and strong sales at Graco/Century and Rubbermaid Commercial Products. These increases were partially offset by lower sales at Rubbermaid Home Products, Little Tikes and the short term impact of the Hechinger bankruptcy. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in millions:


                                                      1999             1998         % change
                                                      ----             ----         --------

             Household Products:
               Former Housewares Group             $  236.9         $  251.0         (5.6)% (a)
               Rubbermaid Divisions                   587.8            602.7         (2.5)% (b)
                                                   --------         --------
                                                      824.7            853.7         (3.4)%

             Hardware & Home Furnishings              475.5            439.8          8.1% (c)
             Office Products                          309.3            266.3         16.1% (d)
                                                  ---------         --------
                                                   $1,609.5         $1,559.8          3.2%
                                                  =========         ========

              (a)     Newell Plastics divestiture.
              (b)     Strong sales at Graco/Century and Rubbermaid Commercial Products, offset by lower sales at Little Tikes and Rubbermaid Home Products due mainly to SKU reductions.
              (c)     Gardinia and Ateliers 28 acquisitions offset partially by the impact of the
                      Hechinger bankruptcy.
              (d)     Internal growth* of 3% plus the Rotring acquisition less the Stuart Hall divestiture.


   * The Company defines internal growth as growth from core businesses, which include continuing businesses owned more than two years and minor acquisitions.

        Gross income as a percentage of net sales in the third quarter of 1999 was 27.6% or $444.6 million versus 30.6% or $478.0 million in the comparable quarter of 1998. Excluding charges of $23.2 million relating primarily to the Rubbermaid merger, gross income in the third quarter of 1999 was $467.8 million or 29.1% of net sales. Excluding charges, gross margins were negatively affected by lower sales as a result of the Hechinger bankruptcy, labor ramp-up costs at a window treatments facility, start-up costs associated with a rebuilt glass furnace at a glassware plant and higher resin costs.

        Selling, general and administrative expenses ("SG&A") in the third quarter of 1999 were 16.6% of net sales or $267.5 million versus 14.6% or $227.4 million in the comparable quarter of 1998. Excluding charges of $47.2 million relating primarily to the Rubbermaid merger, SG&A in the third quarter of 1999 was $220.3 million or 13.7% of net sales. Excluding charges, SG&A as a percent of sales declined significantly, primarily as a result of the aggressive cost savings measures taken as part of the Rubbermaid integration process.

        In the third quarter of 1999, the Company recorded a pre-tax restructuring charge of $14.5 million ($8.9 million after taxes). The pre-tax charge related to the Rubbermaid merger, and included $1.3 million of merger costs, severance costs of $4.5 million and $8.7 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs (concurrent with the Rubbermaid merger, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used).

      In the third quarter of 1998, Rubbermaid recorded a pre-tax restructuring charge of $21.8 million ($14.2 million after taxes).
   The 1998 restructuring charge included costs associated with a restructuring program implemented by previous Rubbermaid management in the first quarter of 1998. This program included, among other items, facility closures.

        Trade names and goodwill amortization and other in the third quarter of 1999 were 0.8% of net sales or $12.7 million versus 0.7% or $11.5 million in the comparable quarter of 1998.

        Operating income in the third quarter of 1999 was 9.3% of net sales or $149.9 million versus operating income of 13.9% or $217.4 million in the comparable quarter of 1998. Excluding restructuring costs in 1998 and 1999 and other charges in 1999, operating income in the third quarter of 1999 was 14.6% of net sales or $234.8 million versus 15.3% or $238.9 million in the third quarter of 1998. The decrease in operating margins was primarily due to the impact of the Hechinger bankruptcy, labor ramp-up costs at a window treatments facility, start-up costs associated with a rebuilt glass furnace at a glass manufacturing facility and higher resin costs. This was partially offset by aggressive cost savings measures taken as a part of the integration process at Rubbermaid.

        Net nonoperating expenses in the third quarter of 1999 were 1.9% of net sales or $30.6 million versus net nonoperating income of $4.9 million in the comparable quarter of 1998. The $35.6 million decrease in income was primarily due to the net pre-tax gain of $36.8 million gain on the sales of Newell Plastics and Stuart Hall in the third quarter of 1998.

        Excluding restructuring costs and other gains and charges in 1999 and 1998, the effective tax was 39.0% in the third quarter of 1999 versus 37.4% in the third quarter of 1998.

        Net income for the third quarter of 1999 was $72.7 million, compared to net income of $117.4 million in the third quarter of 1998. Diluted earnings per share were $0.26 in the third quarter of 1999 compared to $0.42 in the third quarter of 1998. Excluding 1999 pre-tax restructuring costs of $14.5 million ($8.9 million after taxes) and other 1999 pre-tax charges of $70.4 million ($42.9 million after taxes), net income in the third quarter of 1999 was $124.5 million. Excluding 1998 pre-tax restructuring costs of $21.8 million ($14.2 million after taxes) and net pre-tax gains in 1998 from the sales Stuart Hall and Newell Plastics and other non-recurring items of $36.5 million ($2.1 million after taxes), net income in the third quarter of 1998 was $129.5 million. Diluted earnings per share, calculated on the same basis, decreased 4.2% to $0.44 in the third quarter of 1999 versus $0.46 in the third quarter of 1998. The decrease in net income and earnings per share in the third quarter of 1999 was primarily due to the impact of the Hechinger bankruptcy, labor ramp-up costs at a window treatments facility, start-up costs associated with a rebuilt glass furnace at a glass manufacturing facility and higher resin costs. This was partially offset by aggressive cost savings measures taken as a part of the integration process at Rubbermaid.

   Nine Months Ended September 30, 1999 Vs. Nine Months Ended September
   30, 1998
   --------------------------------------------------------------------

        Net sales for the first nine months of 1999 were $4,723.0 million, representing an increase of $201.6 million or 4.5% from $4,521.4 million in the comparable period of 1998. Results for 1998 have been restated to include the March 1999 Rubbermaid merger and the May 1998 Calphalon merger, which were accounted for as poolings of interests. The overall increase in net sales is attributable in part to strong sales at Mirro, Calphalon, Sanford, Rubbermaid Commercial Products and Graco/Century, plus the 1998 acquisitions of Gardinia and Rotring, and the 1999 acquisition of Ateliers 28. These increases were offset partially by the 1998 divestitures of Stuart Hall, Newell Plastics and Decora and lower sales volume at Rubbermaid Home Products and Little Tikes, due in part to promotional commitments made prior to the Rubbermaid merger and planned SKU reductions. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows, in millions:


                                                     1999             1998            % change
                                                     ----             ----            --------

             Household Products:
               Former Housewares Group              $  646.8           $ 639.6           1.1%(a)
               Rubbermaid Divisions                  1,816.4           1,871.1          (2.9)%(b)
                                                     -------           -------
                                                     2,463.2           2,510.7          (1.9)%

             Hardware & Home Furnishings             1,374.3           1,243.1          10.6%(c)
             Office Products                           885.5             767.6          15.4%(d)
                                                     -------           -------

                                                    $4,723.0          $4,521.4           4.5%
                                                    ========          ========

        (a)  Internal growth* of 5% less the Newell Plastics divestiture.
        (b) Strong sales at Graco/Century and Rubbermaid Commercial Products, offset by lower sales at Little Tikes and Rubbermaid Home Products due primarily to 1 promotional commitments made prior to the Rubbermaid merger that primarily affected first half 1999 results, and 2 planned SKU reductions.
        (c) Internal growth of 1% plus Gardinia and Ateliers 28 acquisitions.
        (d) Internal growth of 6% plus Rotring acquisition less the divestiture of Stuart Hall.

        * The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions.

        Gross income as a percentage of net sales in the first nine months of 1999 was 27.3% or $1,288.7 million versus 29.9% or $1,351.2 million in the comparable period of 1998. Excluding charges of $61.6 million relating primarily to the Rubbermaid merger, gross income in the first nine months of 1999 was $1,350.3 million or 28.6% of net sales. The decrease in gross margins was primarily due to lower sales as a result of the Hechinger bankruptcy, higher resin costs, and in the first half of 1999, the effect of promotional commitments made prior to the Rubbermaid merger.

        Selling, general and administrative expenses ("SG&A") in the first nine months of 1999 were 18.0% of net sales or $850.0 million versus 15.3% or $690.5 million in the comparable period of 1998. Excluding charges of $136.2 million relating primarily to the Rubbermaid merger, SG&A in the first nine months of 1999 was $713.8 million or 15.1% of net sales. Excluding charges, SG&A as a percentage of net sales was relatively constant from 1998 to 1999. Higher than average spending at Rotring was offset by significant decreases at Rubbermaid as a result of aggressive cost cutting programs. As Rotring and Rubbermaid continue to be integrated, the Company expects its SG&A spending to decline.

        In the first nine months of 1999, the Company recorded a pre-tax restructuring charge of $201.2 million ($168.1 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $38.2 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $89.4 million and $73.6 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs (concurrent with the merger with Rubbermaid, the Company decided that all Rubbermaid businesses will be integrated into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset which will no longer be used).

        In the first nine months of 1998, Rubbermaid recorded a pre-tax restructuring charge of $73.7 million ($47.9 million after taxes).
   The 1998 restructuring charge primarily included costs associated with a U.S. plant closure in the Rubbermaid Home Products division, a reduction of the Rubbermaid sales and administrative staff in Asia, an Australian plant closure in the Rubbermaid Commercial Products division and the sale of Rubbermaid's joint venture in Japan.

        Trade names and goodwill amortization and other in the first nine months of 1999 were 0.8% of net sales or $37.4 million versus 1.0% or $43.8 million in the first nine months of 1998. Excluding charges in 1998 of $11.1 million (which included write-offs of intangible assets), trade names and goodwill amortization and other was 0.7% of net sales in the first nine months of 1998.

        Operating income in the first nine months of 1999 was 4.2% of net sales or $200.1 million versus 12.0% or $543.1 million in the comparable period of 1998. Excluding restructuring costs and other charges in 1999 and 1998, operating income in the first nine months of 1999 was 12.7% of net sales or $599.1 million versus 13.9% or $627.9 million in the first nine months of 1998. The decrease in operating margins was due primarily to the impact of the Hechinger bankruptcy, higher resin costs, and, in the first half of 1999, the effect of promotional commitments made prior to the Rubbermaid merger.
   These were partially offset by cost savings achieved in the ongoing Rubbermaid integration.

        Net nonoperating expenses in the first nine months of 1999 were 1.8% of net sales or $86.6 million versus net nonoperating income of 3.7% of net sales or $169.4 million in the comparable period of 1998. The $256.0 million decrease in income was primarily due to a net pre-tax gain of $191.5 million on the sale of the Company's stake in Black & Decker and $60.9 million of net pre-tax gains on the sales of Stuart Hall, Newell Plastics and Decora.

        Excluding restructuring costs and other gains and charges in 1999 and 1998, the effective tax was 39.0% in the first nine months of 1999 versus 37.6% in the first nine months of 1998.

        Net income for the first nine months of 1999 was $23.8 million, compared to net income of $417.9 million in the first nine months of 1998. Diluted earnings per share were $0.08 in the nine months of 1999 compared to $1.47 in the first nine months of 1998. Excluding 1999 pre-tax restructuring costs of $201.2 million ($168.1 million after taxes) and other 1999 pre-tax charges of $197.8 million ($120.7 million after taxes), net income in the first nine months of 1999 was $312.6 million. Excluding 1998 pre-tax restructuring costs of $73.7 million ($47.9 million after taxes), the net pre-tax gain in 1998 on the sale of Black & Decker stock of $191.5 million ($116.8 million after taxes), 1998 net pre-tax gains of $60.9 million ($15.6 million after taxes), on the sales of Stuart Hall, Newell Plastics and Decora, and other 1998 pre-tax charges of $11.1 million ($6.8 million after taxes), net income for the first nine months of 1998 was $340.2 million. Diluted earnings per share, calculated on the same basis, decreased 8.3% to $1.11 in the first nine months of 1999 versus $1.21 in the first nine months of 1998. The decreases in net income and earnings per share in the first nine months of 1999 was primarily due to the impact of the Hechinger bankruptcy, higher resin costs, and in the first half of 1999, the effect of promotional commitments made prior to the Rubbermaid merger. This was offset partially by cost savings achieved in the Rubbermaid integration.

   Liquidity and Capital Resources
   -------------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Cash provided by operating activities in the first nine months of 1999 was $288.3 million compared $187.8 million for the comparable period of 1998.

        On March 3, 1998, the Company received $378.3 million from the sale of 7,862,300 shares of Black & Decker common stock. In the second quarter of 1998, the Company received $51.3 million from the sale of its decorative coverings product line. In the third quarter of 1998, the company received $199.0 million from the sale of Stuart Hall and Newell Plastics. The proceeds from the sales were used to pay down commercial paper.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at September 30, 1999 totaled $104.1 million.

        During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At September 30, 1999, there were no borrowings under the revolving credit agreement.

      In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At September 30, 1999, $463.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

        The Company had outstanding at September 30, 1999 a total of $470.5 million (principal amount) of Medium-Term Notes issued during 1998. The maturities on these notes range from five to thirty years at an average interest rate of 6.0%. At September 30, 1999, the Company also had outstanding $257.0 million (principal amount) of Medium-Term Notes issued under a previous program with maturities ranging from five to ten years at an average interest rate of 6.2%.

        At September 30, 1999, the Company had outstanding $150.0 million (principal amount) of Senior Notes with a maturity of November 15, 2006 at an interest rate of 6.6%.

        A new universal shelf registration was declared effective on September 14, 1999, for issuances up to $779.5 million. As of September 30, 1999, no debt was outstanding under this shelf.

   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        Cash used in acquiring businesses was $34.9 million and $636.7 million in the first nine months of 1999 and 1998, respectively. In the first nine months of 1998, the Company acquired Swish Track and Pole, Curver, Century, Panex, Rotring and Gardinia and made another minor acquisition for cash purchase prices totaling $635.4 million. In the first nine months of 1999, the Company acquired Ateliers 28 for a cash purchase price of $35.1 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $127.6 million and $41.5 million in the first nine months of 1999 and 1998, respectively. Such cash payments primarily represent employee termination benefits and other merger expenses. There are no remaining cash payments to be made associated with the restructuring charges reflected in the consolidated financial statements.

        Capital expenditures were $139.7 million and $226.2 million in the first nine months of 1999 and 1998, respectively.

        Aggregate dividends paid during the first nine months of 1999 and 1998 were $169.4 million ($0.60 per share) and $159.1 million ($0.57 per share), respectively.

        Retained earnings decreased in the first nine months of 1999 by $145.6 million. Retained earnings increased in the first nine months of 1998 by $258.8 million. The change from 1998 to 1999 of $404.4 million was primarily due to pre-tax 1999 restructuring costs of $201.2 million ($168.1 million after taxes), other 1999 pre-tax charges of $197.8 million ($120.7 million after taxes) and the 1998 net gain of $191.5 million ($116.8 million after taxes) on the sale of the Black
   & Decker common stock.

        Working capital at September 30, 1999 was $1,124.9 million compared to $1,278.8 million at December 31, 1998. The current ratio at September 30, 1999 was 1.80:1 compared to 2.09:1 at December 31, 1998.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .31:1 at September 30, 1999 and .30:1 at December 31, 1998.

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

                                                Time          Confidence
                       September 30, 1999      Period           Level
                       ------------------      ------        ----------
    (In millions)

      Interest rates           $9.2           1 day              95%

      Foreign exchange         $2.5           1 day              95%

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

        The Company's project is approximately 95% complete with all phases for its IT systems and 90% complete for its non-IT systems in the United States and Canada. The Company anticipates that all phases will be completed for all IT and non-IT systems in the United States and Canada by November 30, 1999. With respect to International IT systems, approximately 90% of the Company's business systems are currently compliant and approximately 10% are in the process of being fixed and tested. With respect to International non-IT systems, approximately 90% of the Company's non-IT systems are currently compliant and 10% are in the process of being fixed and tested. The

   Company anticipates that all phases will be completed for all foreign IT and non-IT systems by November 30, 1999.

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

   Costs
   -----

        The Company estimates that it will incur total expenses of $14 million to $16 million in conjunction with the Year 2000 compliance project (including such expenses relating to the Rubbermaid operations). As of September 30, 1999, the Company has spent $15 million in conjunction with this project. The majority of these expenditures were capitalized since they were associated with purchased software that would have been replaced in the normal course of business.

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

   FORWARD LOOKING STATEMENTS

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, Year
   2000 plans and related risks, pending legal proceedings and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and on Exhibit 99 attached hereto.


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

        As of September 30, 1999, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRPs") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state or foreign laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of September 30, 1999 ranged between $17.2 million and $22.1 million. As of September 30, 1999, the Company had a reserve equal to $19.9 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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

        In October and November 1999, five complaints were filed against the Company and certain of its officers and directors in the U.S. District Court for the Northern District of Illinois on behalf of a purported class consisting of persons who purchased common stock of the Company, Newell Co. or Rubbermaid Incorporated during the period from October 21, 1998 through September 3, 1999 or exchanged shares of Rubbermaid common stock for the Company's common stock as part of the Newell Rubbermaid merger. The complaints allege that during the relevant time period the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act by, among other things, issuing false and misleading statements concerning the Company's financial condition and results of operations. The Company believes that these claims are without merit and intends to vigorously defend these lawsuits.

        Reference is made to the disclosure of several legal proceedings relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers in Note 14 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. On October 8, 1999, the Superior Court of New Jersey entered a final judgment and order of dismissal based on a national settlement with the California, New Jersey and Illinois plaintiffs. The settlement will require the Company and each of the other defendants to make a contribution to a collective fund. The Company believes that its contribution will not have a material effect on the Company's consolidated financial statements. The only legal proceeding relating to vinyl mini-blinds that remains pending (although presently subject to two stay orders entered by the Massachusetts Superior Court) is the Massachusetts case. Although management of the Company cannot predict the ultimate outcome of this matter with certainty, it believes that its ultimate resolution will not have a material effect on the Company's consolidated financial statements.

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        3.2  By-laws of Newell Rubbermaid Inc., as amended through
             August 8, 1999.

        11.  Computation of Earnings per Share of Common Stock

        12.  Statement of Computation of Ratio of Earnings to Fixed
             Charges

        27.  Financial Data Schedule

        99.  Safe Harbor Statement

        (b)  Reports on Form 8-K:

        None.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWELL RUBBERMAID INC.
                                 Registrant


      Date: November 12, 1999    /s/ William T. Alldredge
                                 -------------------------------------
                                 William T. Alldredge
                                 Vice President - Finance


      Date: November 12, 1999    /s/ Brett E. Gries
                                 -------------------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit