Form 10-K
period 1999-12-31
NEWELL RUBBERMAID INC
filed 2000-03-30
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.   20549


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended               Commission file number
   December 31, 1999                            1-9608

                           NEWELL RUBBERMAID INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  DELAWARE                               36-3514169
        (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                 Newell Center
          29 East Stephenson Street
               Freeport, Illinois                         61032-0943
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (Zip Code)

      Registrant's telephone number, including area code:  (815) 235-4171
                                                           --------------

      Securities registered pursuant to Section 12(b) of the Act:


                                           NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                ON WHICH REGISTERED
        -------------------                ---------------------

   Common Stock, $1 par value per share,   New York Stock Exchange
   and associated Common Stock Purchase    Chicago Stock Exchange
   Rights

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
   this Form 10-K or any amendment to this Form 10-K.     / /

      There were 282.0 million shares of the Registrant's Common Stock outstanding as of December 31, 1999. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by non-affiliates of the Registrant was approximately $8,178 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                  PART III

   Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2000.

   ITEM 1.   BUSINESS

        "Newell" or the "Company" refers to Newell Rubbermaid Inc. alone or with its wholly-owned subsidiaries, as the context requires.

   GENERAL

        The Company is a manufacturer and full-service marketer of staple consumer products sold to high-volume purchasers, including discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of brand name, staple consumer products, which are concentrated in product categories with relatively steady demand not dependent on changes in fashion, technology or season, and to differentiate itself by emphasizing superior customer service. The Company's multi-product offering consists of staple consumer products in three business segments: Household Products, Hardware and Home Furnishings and Office Products. The Company's primary financial goals are to achieve above average sales and earnings growth, to achieve an annual return on beginning equity of 20% and to maintain a conservative level of debt.

        The Company's growth strategy emphasizes acquisitions and internal growth. The Company has grown both domestically and internationally by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process called "Newellization." Since 1990, the Company has completed more than 20 major acquisitions (excluding Rubbermaid) representing more than $3 billion in additional sales. The Company supplements acquisition growth with internal growth, principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion.

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, Year 2000 plans and related risks, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results; and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report, the documents incorporated by reference herein and Exhibit 99 to this Report.

   Product Groups
   --------------

        The Company's three business segments are Household Products, Hardware and Home Furnishings and Office Products.

                             HOUSEHOLD PRODUCTS

   Household Products
   ------------------

        The Company's Household Products business is conducted by the Rubbermaid Home Products, Curver (Europe) and Goody divisions. Rubbermaid Home Products and Curver design, manufacture or source, package and distribute indoor and outdoor organization, storage, and cleaning products. Goody is a leading manufacturer of hair care accessories.

        Rubbermaid Home Products, Curver and Goody products are primarily sold under the Rubbermaid{R}, Curver{R}, Ace{R}, Wilhold{R} and Goody{R} trademarks.

        Rubbermaid Home Products, Curver and Goody market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers.

        Principal U.S. facilities are located in Phoenix, Arizona; Centerville, Iowa; Winfield, Kansas; Greenville, North Carolina; Wooster, Ohio; Mogadore, Ohio; Cleburn, Texas; Manchester, Georgia; and Greenville, Texas. Principal foreign facilities are located in Muhltal, Germany; Mississauga, Ontario; Amiens, France; Lomme, France; Grossiat, France; Dreiech, Germany; Debrecen, Hungary; Cartagena, Mexico; Brunssum, Netherlands; Goirle, Netherlands; Seupsk, Poland; Zaragoza, Spain; and Corby, United Kingdom.

   Food Preparation, Cooking and Serving
   -------------------------------------

        The Company's Food Preparation, Cooking and Serving business is conducted by the Mirro, Panex and Calphalon cookware and bakeware divisions and the Anchor Hocking and Newell Europe glassware divisions. Mirro and Panex primarily design, manufacture, package and distribute aluminum and steel cookware and bakeware for the U.S. and Latin American retail marketplace. Mirro also designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry. It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Mirro manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Calphalon primarily designs, manufactures or sources, packages and distributes hard anodized aluminum cookware and bakeware for the department/specialty store marketplace. Anchor Hocking and Newell Europe primarily design, manufacture, package and distribute glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa only.

        Mirro and Calphalon products are sold primarily under the trademarks Mirro{R}, WearEver{R}, Calphalon{R}, Regal{R}, Panex{R}, Penedo{TM}, Rochedo{TM} and Clock{TM}, AirBake{R}, Cushionaire{R}, Concentric Air{R}, Channelon{R}, WearEver Air{R}, Club{R}, Royal Diamond{R} and Kitchen Essentials{TM}. Anchor Hocking products are sold primarily under the trademarks Anchor{R}, Anchor Hocking{R} and
   Oven Basics{R}.   Newell Europe's products are sold primarily under
   the trademarks of Pyrex{R}, Vision{R} and Visions{R} (each used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam{R} and Vitri{R}.

        Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Calphalon primarily markets its products directly to department/specialty stores. Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Anchor Hocking also markets its products to manufacturers which supply the mass merchant and home party channels of trade. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers' representatives in some markets.

        Principal U.S. facilities are located in Manitowoc and Chilton, Wisconsin; Toledo, Ohio; Lancaster, Ohio and Monaca, Pennsylvania. Principal foreign facilities are located in Sao Paulo, Brazil;
   Sunderland, Great Britain; Muhltal, Germany; and Chateauroux, France.

   Infant/Juvenile Care & Play
   ---------------------------

        The Company's Infant/Juvenile Care & Play business is conducted by the Graco/Century and Little Tikes divisions. These businesses design, manufacture or source, package and distribute infant and juvenile products such as high chairs, infant seats, strollers, play yards, ride-ons and outdoor activity play equipment.

        Graco/Century and Little Tikes are primarily sold under the Graco{R}, Little Tikes{R} and Century{R} trademarks.

        Graco/Century and Little Tikes market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers.

        Principal U.S. facilities are located in City of Industry, California; Hudson, Ohio; Sebring, Ohio; Macedonia, Ohio; Elverson, Pennsylvania; and Greer, South Carolina. The principal foreign facility is located in Niedercorn, Luxembourg.

   Commercial Products
   -------------------

        The Company's Commercial Products business is conducted by Rubbermaid Commercial Products division, which designs, manufactures or sources, packages and distributes industrial and commercial waste and recycling containers, cleaning equipment, food storage, serving and transport containers, outdoor play systems and home health care
   products.   The products of Rubbermaid Commercial Products are sold
   under the Rubbermaid{R}, Carex{R} and Brute{R} trademarks.

        Rubbermaid Commercial Products markets its products directly and through distributors to commercial channels and home centers using a direct sales force.

        Principal U.S. facilities are located in Cleveland, Tennessee; Winchester, Virginia; and Farmington, Missouri. The principal foreign facility is located in Cadereyta, Mexico.


                        HARDWARE AND HOME FURNISHINGS
                        -----------------------------

   Hardware and Tools
   ------------------

        The Company's hardware and tools business is conducted by the Amerock Cabinet and Window Hardware Systems, Bulldog Fastener, EZ Paintr, BernzOmatic, Lee Rowan and Newell Hardware Europe divisions. Amerock Cabinet and Window Hardware Systems manufacture or source, package and distribute cabinet hardware for the retail and O.E.M. marketplace and window hardware for window manufacturers. Bulldog packages and distributes hardware, which includes bolts, screws and mechanical fasteners. EZ Paintr manufactures and distributes manual paint applicator products. BernzOmatic manufactures and distributes propane/oxygen hand torches. Lee Rowan primarily designs, manufactures or sources, packages and distributes wire storage and laminate products and ready-to-assemble closet organization and work
   shop cabinets.    Newell Hardware Europe is a manufacturer and
   marketer of shelving and storage products, cabinet hardware and functional trims.

        Amerock, Bulldog, EZ Paintr, BernzOmatic, Lee Rowan and Newell Hardware Europe products are sold primarily under the trademarks Amerock{R}, Allison{R}, Bulldog{R}, EZ Paintr{R}, BernzOmatic{R}, Doorfile{R}, Lee Rowan{R}, System Works{R}, Douglas Kane{R}, Spur{R}, Nenplas{R}, Homelux{R} and Ashland{TM}.

        Amerock, Bulldog, EZ Paintr, BernzOmatic and Lee Rowan market their products directly and through distributors to mass merchants, home centers, hardware distributors, cabinet shops and window manufacturers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

        Principal facilities are located in Rockford, Illinois; St. Francis, Wisconsin; Jackson, Missouri; Vista, California; and Medina, New York. The principal foreign facilities are located in Watford, Ontario, Canada; Borken, Germany; Birmingham, United Kingdom;
   Ashbourne, United Kingdom; and Watford Hurts, United Kingdom.

   Window Furnishings
   ------------------

        The Company's window furnishings business is conducted by the Levolor Home Fashions, Newell Window Furnishings and Newell Window Fashions Europe divisions. Levolor Home Fashions and Newell Window Furnishings primarily design, manufacture or source, package and distribute drapery hardware, made-to-order and stock horizontal and vertical blinds, and pleated, cellular and roller shades for the retail marketplace. Levolor Home Fashions also produces window treatment components for custom window treatment fabricators. Newell Window Fashions Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace.

        Levolor Home Fashions, Newell Window Furnishings and Newell Window Fashions Europe products are sold primarily under the trademarks Newell{R}, Levolor{R}, Louverdrape{R}, Del Mar{R}, Kirsch{R}, Acrimo{R}, Swish{R}, Gardinia{R}, Harrison Drape{R}, Spectrim{R}, MagicFit{R}, Riviera{R} and Levolor Cordless{TM}.

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

        Principal U.S. facilities are located in Freeport, Illinois; High Point, North Carolina and Sturgis, Michigan. Principal foreign facilities are located in Ablis, France; Isny, Germany; Milan, Italy; Lisbon, Portugal; Vitoria, Spain; Malmo, Sweden; and Tamworth, Great Britain.

   Picture Frames and Albums
   -------------------------

        The Company's picture frames and albums business is conducted by the Intercraft/Burnes and Newell Frames and Albums Europe divisions. These divisions primarily design, manufacture or source, package and distribute wood, wood composite and metal ready-made picture frames and photo albums.

        Intercraft/Burnes ready-made picture frames are sold primarily under the trademarks Intercraft{R}, Decorel{R}, Burnes of Boston{R}, Carr{R}, Rare Woods{R} and Terragrafics{R}, while photo albums are sold primarily under the Holson{R} trademark. Newell Frames and Albums Europe products are sold primarily under the trademarks Albadecor{R} and Panodia{R}.

         Intercraft/Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Intercraft{R}, Decorel{R} and Holson{R} products are sold primarily to mass merchants, while the remaining U.S. brands are sold primarily to department/specialty stores. Newell Frames and Albums Europe markets its products to mass merchants, buying groups and the do it yourself market using a direct sales force.

        Principal U.S. facilities are located in Taylor, Texas;
   Statesville, North Carolina; Claremont, New Hampshire; and Covington, Tennessee; principal foreign facilities are located in Mississauga, Ontario, Canada; St. Laurent Sur Gorre, France; Neunge Sur Beuvron, France; La Ferte Milon, France; and Durango, Mexico.


                               OFFICE PRODUCTS

   Markers and Writing Instruments
   -------------------------------

        The Company's Markers and Writing Instruments business is conducted by the Sanford North America, Sanford International and Cosmolab divisions. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and other art supplies, and distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford International primarily designs and manufactures, packages and distributes ball point pens, wood-cased pencils, roller ball pens and other art supplies for the retail and distributor markets. Cosmolab primarily designs and manufactures, packages and distributes private label cosmetic pencils for commercial customers.

        Sanford products are sold primarily under the trademarks
   Sanford{R}, Eberhard Faber{R}, Berol{R}, Grumbacher{R}, Reynolds{R}, Rotring{R}, Sharpie{R}, Uni-Ball{R} (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries), Expo{R}, Accent{R}, Vis-a-Vis{R}, Expresso{R} and Mongol{R}.

        Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of company sales representatives, regional sales managers, key account managers and selected manufacturers' representatives. Sanford International markets its products directly to retailers and distributors using a direct sales force.

        Principal U.S. facilities are located in Bellwood, Illinois and Lewisburg and Shelbyville, Tennessee. Principal foreign facilities are located in Tlalnepantla, Mexico; Bogota, Colombia; Maracay, Venezuela; Kings Lynn, United Kingdom; Oakville, Ontario, Canada; Pasteje, Mexico; Valence, France; and Hamburg, Germany.

   Office Products
   ---------------

        The Company's office products business is conducted through its Newell Office Products division. Newell Office Products primarily designs, manufactures or sources, packages and distributes desktop accessories, computer accessories, storage products, card files and chair mats.

        Newell Office Products markets its products under the Rolodex{R}, Eldon{R}, Rogers{R} and Rubbermaid{R} trademarks.

        Newell Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores and contract stationers, using a network of manufacturers' representatives, as well as regional zone and market-specific key account representatives and sales managers.

        Principal facilities are located in Moca, Puerto Rico; Maryville, Tennessee; and Madison, Wisconsin.

   Net Sales by Industry Segment
   -----------------------------

        The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31 (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company's three operating segments. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% of consolidated net sales in 1999, 14% in 1998 and 15% in 1997. Sales to no other customer exceeded 10% of consolidated net sales.

                                                                % of                     % of                      % of
                                                   1999        total        1998        total        1997          total
                                                   ----        -----        ----        -----        ----          -----
                                                                     (In millions, except percentages)
       Household Products Segment:
         Household Products                     $1,345.6        21%      $ 1,492.7       24%      $1,307.7           23%
         Food Preparation, Cooking & Serving       763.3        12%          768.8       12%         780.6           14%
         Infant/Juvenile Care & Play               807.6        13%          736.4       12%         727.3           13%
         Commercial Products                       418.5         6%          387.4        7%         384.0            7%
                                                --------         --      ---------        --      --------            --
          Total Household Products
            Segment                             $3,335.0        52%      $ 3,385.3       55%      $3,199.6           57%

       Hardware & Home Furnishings Segment:

         Window Furnishings                     $  914.9        14%      $   808.7       13%      $   562.6          10%
         Hardware & Tools                          585.1         9%          562.8        9%          562.8          10%
         Picture Frames & Albums                   397.2         7%          386.6        6%          359.4           6%
                                                --------         --      ---------        --      ---------           --
           Total Hardware & Home Furnishings
             Segment                            $1,897.2        30%      $1,758.1        28%       1,484.8           26%
       Office Products Segment:
         Markers & Writing Instruments          $  926.2        14%      $  714.7        12%      $  601.4           11%

         Office Products                           254.7         4%         254.9         4%         267.7            5%
         School Supplies & Stationery(1)              -           -          70.7         1%          87.9            1%
                                                --------         --      --------         --      --------            --
           Total Office Products Segment        $1,180.9        18%       1,040.3        17%         957.0           17%

       Total Company                            $6,413.1       100%      $6,183.7       100%      $5,641.4          100%
                                                ========        ===      ========        ===      ========           ===

     (1) On August 21, 1998, the Company sold its Stuart Hall school supplies and stationery business.

   Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

   Export Sales
   ------------

        The Company's export sales business, defined as sales of products made in the U.S. and sold abroad, is conducted through its Newell International division. For purposes of the table immediately above, sales attributable to the Newell International division are allocated to the operating segment that manufactured the products.

                               GROWTH STRATEGY

        The Company's growth strategy emphasizes acquisitions and internal growth. The Company has grown both domestically and internationally by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process referred to as "Newellization." Since 1990, the Company has completed more than 20 major acquisitions (excluding Rubbermaid) representing more than $3 billion in additional sales. The Company supplements acquisition growth with internal growth, principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion.

   Acquisitions and Integration
   ----------------------------

   Acquisition Strategy
   --------------------

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

   Internal Growth
   ---------------

        The second element of the Company's growth strategy is internal growth. Once an acquired business has been Newellized, the Company's strategy is to build profitable sales and contribute to the Company's internal growth. Avenues for internal growth include introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. The Company's goal is to achieve an internal growth rate of 3-5% per year. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than two years and minor acquisitions. The Company intends to continue to pursue internal growth opportunities to complement its acquisition growth.

   International
   -------------

        The Company is pursuing international opportunities to further its acquisition and internal growth objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Europe, Mexico and South America, makes them attractive to the Company by providing opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company's domestic customers whose businesses are growing internationally. The Company's recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 23% of total sales in 1999 from 15% in 1997.

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

   Information Technology
   ----------------------

        The Company is an industry leader in the application of Electronic Data Interchange ("EDI") technology, an electronic link between the Company and many of its retail customers and invests in advanced computer systems. The Company uses EDI to receive and transmit purchase orders, invoices and payments. With the replacement of paper-based processing with computer-to-computer business transactions, EDI has cut days off the order/shipping cycle.

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

   On-Time Delivery
   ----------------

        A critical element of the Company's customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enables the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers. For 1999, approximately 98% of the items ordered by customers were shipped on time, typically within two to three days of the customer's order.

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

   Seasonal Variations
   -------------------

        The Company's product groups are only moderately affected by
   seasonal trends.   Household products typically have higher sales in
   the second half of the year due to retail stocking related to the holiday season; Hardware and Home Furnishings products have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and Office Products have higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made.

   Foreign Operations
   ------------------

        Information regarding the Company's 1999, 1998 and 1997 foreign operations is included in Note 14 to the consolidated financial statements and is incorporated by reference herein.

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

        For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal-Mart (including Sam's Club), accounted for approximately 12% of net sales in 1999. Other top ten customers included Kmart, The Home Depot, Toys 'R Us, The Office Depot, Target, JCPenney, United Stationers, Office Max and Lowe's.

        The Company's other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative
   "good-better-best" marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

   Environment
   -----------

        Information regarding the Company's environmental matters is included in the Management's Discussion and Analysis section of this report and in Note 15 to the consolidated financial statements and is incorporated by reference herein.

   Employees
   ---------

        The Company has approximately 44,000 employees worldwide, of whom 9,668 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.

   ITEM 2.  PROPERTIES

        The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated industry segment:
   Household Products, Hardware & Home Furnishings and Office Products. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of our products. The Company also maintains sales offices throughout the United States and the world. The executive offices are located in Beloit, Wisconsin, which is an owned facility occupying approximately 9,000 square feet. The corporate offices are located in Illinois in owned facilities at Freeport (approximately 91,000 square feet) and in owned and leased space in Rockford (approximately 8,700 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company's properties are generally in good condition, well-maintained, and are suitable and adequate to carry on the Company's business.

                                                                   OWNED OR
      INDUSTRY SEGMENT            LOCATION       CITY              LEASED        GENERAL CHARACTER
      ----------------            --------       ----              ------        -----------------
      HOUSEHOLD PRODUCTS             OH          Lancaster              O        Glassware & Bakeware
                                     PA          Monaca                 O        Glassware & Food Service
                                   France        Chateauroux            O        Glassware & Bakeware
                               United Kingdom    Sunderland             O        Glassware & Bakeware
                                     OH          Perrysburg             O        Cookware
                                     WI          Manitowoc              O        Cookware & Bakeware - 5 facilities
                                     WI          Chilton                O        Cookware Components
                                   Brazil        Sao Paulo              L        Cookware
                                   Germany       Muhltal                O        Plastic Storage Ware
                                     AZ          Phoenix                O        Home Products
                                     IA          Centerville            O        Home Products
                                     KS          Winfield               O        Home Products - 2 facilities
                                     NC          Greenville             O        Home Products
                                     OH          Wooster                O        Home Products
                                     OH          Mogadore               O        Home Products
                                   Ontario       Mississauga            O        Home Products
                                     TX          Cleburne               O        Home Products
                                     TX          Greenville             O        Home Products
                                   France        Amiens                 O        Home Products
                                   France        Lomme                  L        Home Products
                                   France        Grossiat               O        Home Products
                                   Germany       Dreieich               O        Home Products
                                   Hungary       Debrecen               L        Home Products
                                   Mexico        Cartagena              O        Home Products
                                 Netherlands     Brunssum               O        Home Products
                                 Netherlands     Goirle                 O        Home Products
                                   Poland        Seupsk                 O        Home Products
                                    Spain        Zaragoza               O        Home Products
                               United Kingdom    Corby                  O        Home Products
                                     TN          Cleveland              O        Commercial Products - 2 facilities
                                     VA          Winchester             L        Commercial Products - 2 facilities
                                   Mexico        Cadereyta              O        Commercial Products
                                     MO          Farmington             O        Outdoor Play Systems


                                                             -17-






                                                                   OWNED OR
      INDUSTRY SEGMENT            LOCATION       CITY              LEASED        GENERAL CHARACTER
      ----------------            --------       ----              ------        -----------------

                                     CA          City of                L        Juvenile Products
                                                 Industry
                                     OH          Hudson                 O        Juvenile Products
                                     OH          Sebring                O        Juvenile Products
                                 Luxembourg      Niedercorn             O        Juvenile Products
                                     OH          Macedonia              O        Infant Products
                                     PA          Elverson               O        Infant Products
                                     SC          Greer                  L        Infant Products
                                     GA          Manchester             O        Hair Accessories - 2 facilities

      HARDWARE & HOME
      FURNISHINGS
                                     IL          Rockford               O        Cabinet & Window Hardware
                                     IN          Lowell                 O        Window Hardware
                                     TN          Johnson City           O        Paint Applicators
                                     WI          Milwaukee              O        Paint Applicators
                                     NY          Ogdensburg             O        Small Hardware
                                     NY          Medina                 O        Propane/Oxygen Hand Torches
                                     NC          Statesville            O        Picture Frames
                                     NH          Claremont              O        Picture Frames & Photo Albums
                                     TX          Taylor                 O        Picture Frames
                                   Mexico        Durango                O        Picture Frames
                                   Mexico        Tijuana                L        Picture Frames
                                   France        St. Laurent Sur        O        Picture Frames
                                                 Gorre
                                   France        Neunge Sur             O        Picture Frames
                                                 Beuvion
                                                 Milon
                                   France        La Ferte Milon         O        Picture Frames
                                     IL          Freeport               O        Window Treatments
                                     GA          Athens                 O        Window Treatments
                                     CA          Westminster            L        Window Treatments - 3 facilities
                                     UT          Salt Lake City         L        Window Treatments
                                     PA          Shamokin               O        Window Treatments
                                     TX          Waco                   O        Window Treatments
                                     IL          Holland                L        Window Treatments
                                     NJ          Rockaway               L        Window Treatments
                                     NC          High Point             O        Window Treatments
                                     UT          Ogden                  O        Window Treatments
                                     MI          Sturgis                O        Window Treatments
                                   Denmark       Hornum                 O        Window Treatments
                                   France        Tremblay-les-          O        Window Treatments
                                                 Villages
                                   France        Feuquieres-en-         O        Window Treatments
                                                 Vimeu
                                   Germany       Borken                 L        Window Treatments
                                   Germany       Isny                   O        Window Treatments

                                                             -18-






                                                                   OWNED OR
      INDUSTRY SEGMENT            LOCATION       CITY              LEASED        GENERAL CHARACTER
      ----------------            --------       ----              ------        -----------------

                                    Italy        Como                   O        Window Treatments
                                    Italy        Frosinone              O        Window Treatments
                                    Spain        Vitoria                O        Window Treatments
                                   Sweden        Anderstorp             O        Window Treatments
                                   Sweden        Malmo                  O        Window Treatments
                               United Kingdom    Birmingham            O/L       Window Treatments
                               United Kingdom    Ashbourne              O        Window Treatments
                               United Kingdom    Watford Herts          L        Window Treatments
                               United Kingdom    Tamworth               O        Window Treatments
                                     CA          Vista                  O        Home Storage Systems
                                     MO          Jackson                O        Home Storage Systems
                                   Ontario       Watford                O        Home Storage Systems

      OFFICE PRODUCTS                TN          Maryville              O        Office & Storage Organizers
                                     WI          Madison                O        Office & Storage Organizers - 4 facilities
                                 Puerto Rico     Moca                   O        Office & Storage Organizers
                                     TN          Lewisburg              O        Cosmetic Pencils
                                     IL          Bellwood               O        Writing Instruments - 3 facilities
                                     TN          Lewisburg              O        Writing Instruments
                                     TN          Shelbyville            O        Writing Instruments - 2 facilities
                                   Germany       Hamburg                O        Writing Instruments
                                   Mexico        Tlalnepantla           O        Writing Instruments
                                   Mexico        Pasteje                L        Writing Instruments
                                  Colombia       Bogota                 O        Writing Instruments
                               United Kingdom    Kings Lynn             O        Writing Instruments
                                  Venezuela      Maracay                O        Writing Instruments
                                   France        Valence                O        Writing Instruments

     ITEM 3.  LEGAL PROCEEDINGS

        Information regarding legal proceedings is included in Note 15 to the consolidated financial statements and is incorporated by reference herein.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 1999.

   SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT AS OF
   12/31/99.


     Name                      Age     Present Position With the Company
     ----                      ---     ---------------------------------
     John J. McDonough         63      Chief Executive Officer

     Thomas A. Ferguson, Jr.   52      President and Chief Operating Officer

     William T. Alldredge      59      President-International Business Development

     Dale L. Matschullat       54      Chief Financial Officer

     Richard C. Dell           53      Group President

     William J. Denton         55      Group President

     Robert S. Parker          54      Group President

     Gilbert A. Niesen         55      Vice President - Personnel Relations

     Jeffrey J. Burbach        43      Vice President - Controller

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

   William T. Alldredge was appointed President-International Business Development in November 1999. He was Vice President-Finance of the Company from August 1983 to November 1999.

   Dale L. Matschullat has been the Chief Financial Officer since
   December 1999. He was Vice President-General Counsel from September 1989 to December 1999.

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

   Jeffrey J. Burbach has been Vice President-Controller since June 1999. He was President of EZ Paintr from December 1994 to June 1999. He was President of BernzOmatic from September 1992 to December 1994.

                                   PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

        The Company's Common Stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 31, 1999, there were 29,404 stockholders of record. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated.


                                      1999                                 1998                              1997
                          ---------------------------           ---------------------------         ----------------------
                             High              Low                 High             Low                High          Low
                             ----              ---                 ----             ---                ----          ---
       Quarters:
       First            $  50            $  36 3/8             $  50 3/16      $  40 7/8           $ 38 3/8       $30 3/8

       Second              52               40 1/8                49 3/16         45 7/16            40 1/16       32 7/8
       Third               47 11/16         27 3/16               54 7/16         43 3/16            43 1/4        37 1/2
       Fourth              36 1/2           26 1/4                49 1/16         37 3/16            43 3/16       35 1/8


              The Company has paid regular cash dividends on its Common Stock since 1947. On February 1, 2000, the quarterly cash dividend was increased to $0.21 per share from the $0.20 per share that had been paid since February 8, 1999. Prior to this date, the quarterly cash dividend paid was $0.18 per share since February 10, 1998, which was an increase from the $0.16 per share paid since February 11, 1997.

        Information about the 5.25% convertible quarterly income preferred securities issued by a wholly owned subsidiary trust of the Company, which are reflected as outstanding in the Company's consolidated financial statements as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, is included in Note 6 to the consolidated financial statements and is incorporated by reference herein.

   ITEM 6.  SELECTED FINANCIAL DATA

        The following is a summary of certain consolidated financial information relating to the Company at December 31. The summary has been derived in part from, and should be read in conjunction with, the consolidated financial statements of the Company included elsewhere in this report and the schedules thereto.

                                               1999           1998            1997           1996            1995
                                               ----           ----            ----           ----            ----
                                                             (In thousands, except per share data)
       INCOME STATEMENT DATA
       Net sales                            $6,413,074      $6,183,674     $5,641,441     $5,233,930      $4,837,953

       Cost of products sold                 4,671,875       4,360,860       4,005,958     3,669,559       3,432,132
                                            ----------      ----------     ----------     ----------       ---------
               Gross income                  1,741,199       1,822,814       1,635,483     1,564,371       1,405,821

       Selling, general and
               administrative expenses       1,104,491         967,916         838,871       789,887         708,242
       Restructuring Costs                     246,381         115,154          37,200        -              158,000
       Trade names and goodwill
               amortization and other           46,722          59,405         119,743        30,487          23,964
                                            ----------       ---------        --------      --------         -------
               Operating income                343,605         680,339         639,663       735,007         515,615
       Nonoperating expenses (income):

               Interest expense                100,021         100,514         114,357        84,822          65,125
               Other, net                       12,645        (237,148)        (19,284)      (23,127)        (22,296)
                                             ---------       ---------      ---------      ---------       ---------
                        Net                    112,666        (136,634)         95,073        61,695          42,829
                                             ---------       ---------       --------- ---------       ---------
       Income before income taxes              230,939         816,973         544,590       673,312         472,786
               Income taxes                    135,502         335,139         222,973       261,872         186,539
                                             ---------       ---------       --------- ---------       ---------
                        Net income           $  95,437       $ 481,834   $    321,617      $ 411,440       $ 286,247
                                             =========       =========     ==========      =========       =========

       Earnings Per Share

               Basic                         $     0.34    $      1.72        $  1.15       $  1.46        $   1.00
               Diluted                       $     0.34    $      1.70        $  1.14       $  1.46        $   1.00
       Dividends per share                   $     0.80    $      0.76        $   .70       $  0.63        $   0.55
       Weighted Average Shares
         Outstanding
               Basic                           281,806         280,731         280,300       280,894         286,461
               Diluted                         281,806         291,883         281,653       281,482         286,779






                                                             -23-





                                               1999           1998            1997           1996            1995
                                               ----           ----            ----           ----            ----
                                                             (In thousands, except per share data)
       BALANCE SHEET DATA
       Inventories                          $1,034,794      $1,033,488    $   902,978      $ 801,255     $   769,762

       Working capital                      1,108,700        1,278,768       1,006,624       953,890         899,158
       Total assets                          6,724,088       6,289,155       5,775,248     5,112,410       4,656,718
       Short-term debt                         247,433         101,968         258,201       154,555         287,546
       Long-term debt, net of current
               maturities                    1,455,779       1,393,865         989,694     1,197,486         782,744
       Stockholders' equity                  2,697,006       2,843,732       2,661,417 2,513,722       2,436,958

   1996
   ----

        On January 19, 1996, the Company acquired the Holson Burnes Group, Inc. ("Holson Burnes"), a manufacturer and marketer of photo albums and picture frames. Holson Burnes was combined with Intercraft, creating the Intercraft/Burnes division.

        The transaction was accounted for as a purchase; therefore the results of operations are included in the accompanying consolidated financial information since their respective dates of acquisition.

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

        The transactions were accounted for as purchases; therefore results of operations are included in the accompanying consolidated financial information since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $181.1 million.

   Subsequent Years
   ----------------

        Information regarding businesses acquired in the last three years is included in Note 2 to the consolidated financial statements.

   QUARTERLY SUMMARIES

   Summarized quarterly data for the last three years is as follows
   (unaudited):


       Calendar Year               1st               2nd              3rd               4th              Year
                                   ---               ---              ---               ---              ----
                                                      (In millions, except per share data)
       1999
       ----
       Net sales                   $1,516.2          $1,597.3         $1,609.5          $1,690.1         $6,413.1

       Gross income                   423.3             420.8            444.6             452.5          1,741.2
       Net income                     (79.0)             30.1             72.7              71.6             95.4
       Earnings per share:
            Basic                     (0.28)              0.11             0.26              0.25              0.34
            Diluted                   (0.28)              0.11             0.26              0.25              0.34

       1998
       ----
       Net sales                  $ 1,402.1          $1,559.5        $ 1,559.9          $1,662.2         $6,183.7

       Gross income                   396.2             487.0            477.0             461.7          1,822.8
       Net income                     158.5             141.9            117.5              63.9            481.8
       Earnings per share:
            Basic                       0.57              0.51             0.42              0.22              1.72
            Diluted                     0.56              0.50             0.42              0.22              1.70

       1997
       ----
       Net sales                   $1,229.0          $1,436.1         $1,486.1          $1,490.2         $5,641.4

       Gross income                   344.0             419.7            430.1             441.7          1,635.5
       Net income                      71.7              21.4            118.0             110.5            321.6
       Earnings per share:
            Basic                       0.26              0.08             0.42              0.39              1.15
            Diluted                     0.26              0.07             0.42              0.39              1.14


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

   RESULTS OF OPERATIONS

   The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales:


                   YEAR ENDED DECEMBER 31,                      1999             1998               1997

       Net sales                                               100.0%           100.0%             100.0%
       Cost of products sold                                    72.8             70.5               71.0
          GROSS INCOME                                          27.2             29.5               29.0
                                                               -----            -----              -----
       Selling, general and
           administrative expenses                              17.2             15.7               14.9
       Restructuring costs                                       3.8              1.9                0.7
       Goodwill amortization
           and other                                             0.8              0.9                2.1
                                                               -----            -----              -----
           OPERATING INCOME                                      5.4             11.0               11.3
       Nonoperating
         (income) expenses:
         Interest expense                                        1.6              1.6                2.0
         Other, net                                              0.2             (3.8)              (0.3)
                                                               -----             ----              -----
         NET NONOPERATING
            (INCOME) EXPENSES                                    1.8             (2.2)               1.7
        INCOME BEFORE                                          -----             ----              -----
            INCOME TAXES                                         3.6             13.2                9.6
       Income taxes                                              2.1              5.4                3.9
                                                               -----            -----              -----
            NET INCOME                                           1.5%             7.8%               5.7%

                                                               =====            =====              =====


     1999 vs. 1998
   -------------

   Net sales for 1999 were $6,413.1 million, representing an increase of $229.4 million or 3.7% from $6,183.7 million in 1998. Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows, in millions:

    YEAR ENDED DECEMBER 31,        1999      1998     % Change
                                   ----      ----     --------

    Household Products           $3,335.0  $3,385.3   (1.5)%(1)
    Hardware and
       Home Furnishings           1,897.2   1,758.1    7.9%(2)
    Office Products               1,180.9   1,040.3   13.5%(3)
                                 --------  -------
                                 $6,413.1  $6,183.7    3.7%
                                 ========  ========

   Primary Reasons for Changes:

   (1) 1998 Decora (April 1998) and Newell Plastics (September 1998) divestitures and weak sales performance at Rubbermaid Home Products and Little Tikes, offset partially by Century (May 1998) acquisition+ and strong sales at Graco and Rubbermaid Commercial Products.

   (2)  Swish (March 1998), Gardinia (August 1998), Ateliers 28 (April
        1999) and McKechnie (October 1999) acquisitions.

   (3) 7% internal growth* and Rotring (September 1998) and Reynolds (October 1999) acquisitions, offset partially by 1998 Stuart Hall (August 1998) divestiture.

        + Acquisitions and divestitures are described in note 2 to the consolidated financial statements.

        * Internal growth is defined by the Company as growth from its core businesses, which include continuing businesses owned more than two years and minor acquisitions.

   Gross income as a percent of net sales in 1999 was 27.2% or $1,741.2 million versus 29.5% or $1,822.8 million in 1998. Excluding costs associated with the Rubbermaid and Calphalon mergers and certain realignment and other charges of $106.2 million and $27.9 million in 1999 and 1998, respectively, gross income as a percent of net sales was 28.8% in 1999 versus 29.9% in 1998. This decrease in gross margins in 1999 was primarily attributable to promotional commitments made prior to the Rubbermaid merger, which affected first half 1999 results at Rubbermaid Home Products, higher than expected resin and other material costs, which affected second half 1999 results, and operating inefficiencies at certain glassware and window treatments facilities.

   Selling, general and administrative expenses ("SG&A") in 1999 were 17.2% of net sales or $1,104.5 million versus 15.7% or $967.9 million in 1998. Excluding costs associated with the Rubbermaid and Calphalon mergers and certain realignment and other charges of $178.8 million and $23.6 million in 1999 and 1998, respectively, SG&A as a percent of net sales was 14.4% or $925.7 million versus 15.2% or $944.3 million in 1998. This decrease in SG&A expenses is primarily due to SG&A savings as a result of integrating Rubbermaid into Newell.

   The Company recorded restructuring charges of $246.4 million in 1999 and $115.2 million in 1998. See note 3 to the consolidated financial statements for a review of the charges.

   Goodwill amortization and other as a percentage of net sales was 0.8% in 1999 and 0.9% in 1998. Excluding charges of $15.0 million in 1998 (which included write-offs of intangible assets), goodwill amortization and other was 0.7% of net sales.

   Operating income in 1999 was 5.4% of net sales or $343.6 million versus 11.0% or $680.3 million in 1998. Excluding charges as discussed above of $531.4 million in 1999 and $181.7 million 1998, operating income was $875.0 million or 13.6% in 1999 versus $862.0 million or 13.9% in 1998.

   Other nonoperating expenses in 1999 were 1.8% of net sales or $112.7 million versus other nonoperating income of 2.2% or $136.6 million in 1998. The $249.3 million difference was due primarily to a 1998 net pre-tax gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation and 1998 net pre-tax gains of $59.8 million on the sales of Stuart Hall, Newell Plastics and Decora. This was offset partially by $3.7 million of Rubbermaid merger transaction costs in 1998.

   For 1999 and 1998, the effective tax rates were 58.7% and 41.0%, respectively. The increase in 1999 was primarily due to nondeductible transaction costs related to the Rubbermaid merger. See note 12 to the consolidated financial statements for an explanation of the effective tax rate.

   Net income for 1999 was $95.4 million, representing a decrease of $386.4 million or 80.2% from 1998. Basic earnings per share in 1999 decreased 80.2% to $0.34 versus $1.72 in 1998; diluted earnings per share in 1999 decreased 80.0% to $0.34 versus $1.70 in 1998. Excluding 1999 pre-tax charges of $531.4 million ($369.6 million after taxes) as discussed above, net income in 1999 was $465.0 million. Excluding 1998 pre-tax charges of $185.4 million ($119.4 million after taxes), the net pre-tax gain on the sale of Black & Decker common stock of $191.5 million ($116.8 million after taxes) and net pre-tax gains of $59.8 million ($15.1 million after taxes) on the sales of businesses as discussed above, net income in 1998 was $469.3 million.

   1998 vs. 1997
   -------------

   Net sales for 1998 were $6,183.7 million, representing an increase of $542.3 million or 9.6% from $5,641.4 million in 1997. Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows, in millions:


                YEAR ENDED DECEMBER 31,              1998                 1997                 % Change
                                                     ----                 ----                 --------

       Household Products                          $3,385.3             $3,199.6                5.8%(1)
       Hardware and
         Home Furnishings                           1,758.1              1,484.8               18.4%(2)
       Office Products                              1,040.3                957.0                8.7%(3)
                                                   --------             --------               ----
                                                   $6,183.7             $5,641.4                9.6%
                                                   ========             ========               ====

     PRIMARY REASONS FOR CHANGES:

   (1) Curver (January 1998), Century (May 1998) and Panex (June 1998) acquisitions, offset partially by weak sales performance at Mirro, Rubbermaid Home Products and Little Tikes and the divestitures of Newell Plastics and Decora.

   (2) 6% internal growth and Kirsch (May 1997), Swish (March 1998) and Gardinia (August 1998) acquisitions.

   (3)  8% internal growth and Rolodex (March 1997) and Rotring
        (September 1998) acquisitions, offset partially by Stuart Hall divestiture.

   Gross income as a percent of net sales in 1998 was 29.5% or $1,822.8 million versus 29.0% or $1,635.5 million in 1997. Excluding costs associated with the 1998 Calphalon acquisition and certain realignment and other charges of $27.9 million, gross income as a percent of net sales was 29.9% in 1998. The increase in gross margins was due to increases in gross margins at several of the Company's core businesses, offset partially by the 1998 acquisitions which had gross margins which were lower than the Company's average. As acquisitions are integrated, the Company's gross margins generally improve.

   Selling, general and administrative expenses ("SG&A") in 1998 were 15.7% of net sales or $967.9 million versus 14.9% or $838.9 million in 1997. Excluding costs associated with the 1998 Calphalon acquisition and certain realignment and other charges of $23.6 million, SG&A in 1998 was 15.3% of net sales. Excluding transaction costs of $21.3 million related to the sale of Eldon, SG&A in 1997 was 14.5% of net sales. The increase in SG&A as a percent of net sales was primarily due to increased advertising expenditures at Rubbermaid divisions in addition to the 1998 acquisitions, whose spending levels were higher than the Company's average. As acquisitions are integrated, the Company's SG&A spending levels as a percentage of net sales generally decline.

   The Company recorded restructuring charges of $115.2 million in 1998 and $37.2 million in 1997. See note 3 to the consolidated financial statements for a review of the charges.

   Trade names and goodwill amortization as a percentage of net sales was less than 1.0% in both 1998 and 1997, excluding charges of $15.0 million in 1998 (which included write-offs of intangible assets) and $81.0 million in 1997 (write-off of impaired assets).

   Operating income in 1998 was 11.0% of net sales or $680.3 million versus 11.3% or $639.7 million in 1997. Excluding restructuring charges and costs associated with the 1998 Calphalon acquisition and certain realignment and other charges of $181.7 million as discussed above, operating income in 1998 was $862.0 million or 13.9% of net sales. Excluding restructuring charges, the write-off of impaired assets and transaction costs related to Eldon totaling $139.5 million as discussed above, operating income in 1997 was $779.2 million or 13.8% of net sales. The slight increase in operating margins, net of charges, was primarily due to increases in operating margins at several of the Company's core businesses, offset partially by the 1998 acquisitions, whose operating margins are improving as they are being integrated but operated in 1998 at less than the Company's average operating margins.

   Other nonoperating income in 1998 was 2.2% of net sales or $136.6 million versus other nonoperating expenses of 1.7% or $95.1 million in 1997. The $231.7 million difference was due primarily to a net pre-tax gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation and pre-tax gains of $59.8 million on the sales of Stuart Hall, Newell Plastics and Decora. These transactions were partially offset by increases in distributions of $25.2 million related to the convertible preferred securities issued by a subsidiary trust in December 1997.

   For 1998 and 1997, the effective tax rates were 41.0% and 40.9%, respectively. See note 12 to the consolidated financial statements for an explanation of the effective tax rate.

   Net income for 1998 was $481.8 million, representing an increase of $160.2 million or 49.8% from $321.6 million in 1997. Basic earnings per share in 1998 increased 49.6% to $1.72 versus $1.15 in 1997; diluted earnings per share in 1998 increased 49.1% to $1.70 versus $1.14 in 1997. Excluding 1998 pre-tax charges of $185.4 million ($119.4 million after taxes), the net pre-tax gain on the sale of Black & Decker stock of $191.5 million ($116.8 million after taxes) and the net pre-tax gains of $59.8 million on the sales of Stuart Hall, Newell Plastics and Decora ($15.1 million after taxes) as discussed above, net income in 1998 was $469.3 million. Excluding 1997 pre-tax charges of $139.5 million ($103.8 million after taxes) as discussed above, net income was $425.4 million in 1997. The 10.3% increase in net income, excluding the gains and charges noted above, was primarily due to strong shipments at the Company's core Office Products and Hardware and Home Furnishings businesses.

   LIQUIDITY AND CAPITAL RESOURCES

   Sources
   -------

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided by operating activities in 1999 was $554.0 million, representing an increase of $76.6 million from $477.4 million for 1998.

   The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's lines of credit at December 31, 1999 totaled $97.3 million.

   During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1,300.0 million. The revolving credit agreement will terminate in August 2002. At December 31, 1999, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1,300.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1999, $718.5 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt because the total commercial paper is not expected to be repaid in 2000.

   The revolving credit agreement permits the Company to borrow funds on a variety of interest rate terms. This agreement requires, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio, as defined in this agreement. As of December 31, 1999, the Company was in compliance with this agreement.

   The Company had outstanding at December 31, 1999 a total of $859.5 million (principal amount) of Medium-term notes. The maturities on these notes range from 5 to 30 years at an average interest rate of 6.24%.

   A new universal shelf registration statement became effective in July 1999. As of December 31, 1999, $750 million of Company debt and equity securities may be issued under the shelf.

   Uses
   ----

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   In 1999, the Company acquired Ateliers 28, Reynolds, McKechnie and Ceanothe and made other minor acquisitions for cash purchase prices totaling $392.5 million. In 1998, the Company acquired Curver, Swish, Century, Panex, Gardinia and Rotring and made other minor acquisitions for cash purchase prices totaling $615.7 million. In 1997, the Company acquired Rolodex and Kirsch and made other minor acquisitions for cash purchase prices totaling $514.2 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper, Medium-term notes and notes payable under the Company's lines of credit.

   Capital expenditures were $200.1 million, $318.7 million and $249.0 million in 1999, 1998 and 1997, respectively. Aggregate dividends paid during 1999, 1998 and 1997 were $225.8 million, $212.5 million and $193.2 million, respectively.

   Retained earnings decreased in 1999 by $130.5 million. In 1998 and 1997, retained earnings increased by $269.3 million and $128.4 million, respectively. The decrease in 1999 versus the increase in 1998 was due primarily to pre-tax charges of $531.4 million ($369.6 million after tax) relating primarily to the Rubbermaid acquisition. The higher increase in 1998 versus the increase in 1997 was primarily due to a pre-tax gain of $191.5 million ($116.8 million after taxes) on the sale of the Black & Decker common stock. The dividend payout ratio to common stockholders in 1999, 1998 and 1997 was 235%, 45% and 61%, respectively (represents the percentage of diluted earnings per share paid in cash to stockholders).

   Working capital at December 31, 1999 was $1,108.7 million compared to $1,278.8 million at December 31, 1998 and $1,006.6 million at December 31, 1997. The current ratio at December 31, 1999 was 1.68:1 compared to 2.09:1 at December 31, 1998 and 1.81:1 at December 31, 1997.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .33:1 at December 31, 1999, .30:1 at December 31, 1998 and .26:1 at December 31, 1997.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   Subsequent to December 31, 1999, the Company announced a stock repurchase program of up to $500.0 million of the Company's outstanding common stock. The repurchase program will remain in effect until December 31, 2000 and will be financed through the use of working capital and commercial paper.

   LEGAL AND ENVIRONMENTAL MATTERS

   The Company is subject to certain legal proceedings and claims, including various environmental matters, that have arisen in the ordinary conduct of its business or have been assumed by the Company when it purchased certain businesses. Such matters are more fully described in note 15 to the Company's consolidated financial statements. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.

   YEAR 2000 COMPUTER COMPLIANCE

   Any computer equipment that uses two digits instead of four to specify the year may be unable to interpret dates beyond the year 1999. This "Year 2000" issue could result in system failures or miscalculations causing disruptions of operations.

   The Company experienced no significant Year 2000-related issues to date. The Company plans to continue monitoring its systems and has a response team available in the event that a Year 2000 failure should occur.

   As of December 31, 1999, the Company had incurred total expenses of approximately $15.4 million in conjunction with the Year 2000 compliance project. The majority of these expenditures were capitalized since they were associated with purchased software that would have been replaced in the normal course of business.

   INTERNATIONAL OPERATIONS

   The Company's non-U.S. business is growing at a faster pace than its business in the United States. This growth outside the U.S. has been fueled by recent international acquisitions, primarily in Europe. For the year ended December 31, 1999, the Company's non-U.S. business accounted for approximately 23% of net sales (see note 14 to the consolidated financial statements). Growth of both U.S. and non-U.S. businesses is shown below:

       YEAR ENDED DECEMBER 31,       1999      1998      % CHANGE
       -----------------------       ----      ----       -------

    (In millions)
    Net sales:
    - U.S.                         $4,921.4  $4,825.4      2.0%
    - Non-U.S.                      1,491.7   1,358.3      9.8
                                   --------  --------
                                   $6,413.1  $6,183.7      3.7%
                                   ========  =========



       YEAR ENDED DECEMBER 31,       1998      1997      % CHANGE
       ----------------------        ----      ----      --------
    (In millions)
    Net sales:
    - U.S.                         $4,825.4  $4,769.5       1.2%
    - Non-U.S.                      1,358.3     871.9      55.8
                                   --------  --------
                                   $6,183.7  $5,641.4       9.6%
                                   ========  ========


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

   The Company's primary market risk is interest rate exposure, primarily in the United States. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate exposure was reduced significantly in 1997 from the issuance of $500.0 million 5.25% Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, the proceeds of which reduced commercial paper. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense.

   The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one year duration or less. The Company focuses on natural hedging techniques of the following form:

   *    offsetting or netting of like foreign currency cash flows,

   * structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk,

   * converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and

   * avoidance of risk by denominating contracts in the appropriate functional currency.

   In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the consolidated statements of income.

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

                                            TIME       CONFIDENCE
                                AMOUNT     PERIOD        LEVEL
                                ------     ------      ---------

    (In millions)
    Interest rates                $3.5     1 day         95%
    Foreign exchange              $5.2     1 day         95%


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

   FORWARD-LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, the Euro conversion plan and related risks, the Year 2000 plan and related risks, legal proceedings and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 of this Report.

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

   Item 8.  Financial Statements and Supplementary Data
            -------------------------------------------


   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholders of Newell Rubbermaid Inc.:

   We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. We did not audit the financial statements of Rubbermaid Incorporated for the two years in the period ended December 31, 1998. Rubbermaid was acquired on March 24, 1999 in a transaction accounted for as a pooling of interests, as discussed in note 1 to the consolidated financial statements. Such statements are included in the consolidated financial statements of Newell Rubbermaid Inc. and subsidiaries and reflect total assets and total revenues of 34 percent and 40 percent, respectively, in 1998 and 33 percent and 41 percent, respectively, in 1997 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Rubbermaid Incorporated, is based solely upon the report of the other auditors. These consolidated financial statements and the schedule referred to below are the responsibility of Newell Rubbermaid Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

   In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Rubbermaid Inc. and subsidiaries as of December 31, 1999, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
   Part IV Item 14(a)(2) of this Form 10-K is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

   ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin,
   January 26, 2000



   INDEPENDENT AUDITORS' REPORT

   Shareholders and Board of Directors
   Rubbermaid Incorporated:

   We have audited the consolidated balance sheets of Rubbermaid Incorporated and subsidiaries (the Company) as of January 1, 1999 and December 31, 1997, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended January 1, 1999 (the consolidated financial statements are not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubbermaid Incorporated and subsidiaries as of January 1, 1999 and December 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period ended January 1, 1999, in conformity with generally accepted accounting principles.

   KPMG LLP



   Cleveland, Ohio
   February 5, 1999, except as to note 15,
        which is as of March 24, 1999


         CONSOLIDATED STATEMENTS OF INCOME                                 1999            1998              1997
                                                                          ----             ----              ----
         Year Ended December 31,
         (In thousands, except per share data)
         Net sales                                                      $ 6,413,074     $ 6,183,674        $5,641,441
         Cost of products sold                                            4,671,875       4,360,860         4,005,958
                                                                        -----------     -----------        ----------
                  Gross Income                                            1,741,199       1,822,814         1,635,483
         Selling, general and administrative expenses                     1,104,491         967,916           838,877
         Restructuring costs                                                246,381         115,154            37,200
         Goodwill amortization and other                                     46,722          59,405           119,743
                                                                        -----------     -----------        ----------
                  Operating Income                                          343,605         680,339           639,663
                  Nonoperating (income) expenses:
                  Interest expense                                          100,021         100,514           114,357
                  Other, net                                                 12,645        (237,148)          (19,284)
                                                                        -----------      ----------         ---------
                    Net Nonoperating (Income) Expenses                      112,666        (136,634)           95,073
                                                                        -----------      ----------         ---------
                    Income Before Income Taxes                              230,939         816,973           544,590
                                                                            135,502         335,139           222,973
         Income taxes                                                   -----------      ----------         ---------
                  Net Income                                             $   95,437      $  481,834         $ 321,617
                                                                        ===========      ==========         =========
         Earnings per share
                  Basic                                                      $0.34           $1.72              $1.15
                  Diluted                                                    $0.34           $1.70              $1.14




         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           1999             1998             1997
         Year Ended December 31,                                           ----             ----             ----
         (in thousands)
         OPERATING ACTIVITIES
         Net income                                                        $  95,437        $ 481,834         $ 321,617
         Adjustments to reconcile net income to net cash provided
         by operating activities:
                  Depreciation and amortization                              271,731          263,804           247,827
                  Deferred income taxes                                       (9,600)          81,734            68,482
         Net gains on:
                     Marketable equity securities                                700         (116,800)           (1,723)
                     Sales of businesses                                           -          (24,529)                -
                  Write-off of assets                                              -            4,288            83,365
                  Non-cash restructuring charges                             100,924           45,800            16,000
                  Other                                                       51,748           24,075            27,597
         Changes in current accounts,
                  excluding the effects of acquisitions:
                  Accounts receivable                                        (16,137)          39,619            44,250
                  Inventories                                                 52,662          (37,142)            2,388
                  Other current assets                                       (41,793)         (29,906)          (30,444)
                  Accounts payable                                            14,617          (72,020)           (8,249)
                  Accrued liabilities and other                               33,662         (183,367)         (137,989)
                                                                             -------        ---------         ---------

                          NET CASH PROVIDED BY OPERATING ACTIVITIES          553,951          477,390           633,121
         INVESTING ACTIVITIES
         Acquisitions, net                                                  (345,934)        (654,591)         (467,473)
         Expenditures for property, plant and equipment                     (200,066)        (318,731)         (249,042)
         Purchase of marketable equity securities                                  -          (26,056)                -
         Sales of businesses, net of taxes paid                                    -          224,487                 -
         Sales of marketable securities, net of taxes paid                    14,328          303,869             6,389
         Disposals of non-current assets and other                               720            9,773             6,921
                                                                           ---------        ---------         ---------
                          NET CASH USED IN INVESTING ACTIVITIES
                          FINANCING ACTIVITIES                              (530,952)        (461,249)         (703,205)
         Proceeds from issuance of debt                                      803,298          676,759           158,518
         Proceeds from the issuance of company-obligated
                  mandatorily redeemable convertible preferred                     -                -           500,000
         Proceeds from exercised stock options and other                      27,411            4,089             6,202
         Payments on notes payable and long-term debt                       (608,573)        (546,603)         (277,870)
         Redemption of stock                                                       -                -            (3,177)
         Cash dividends                                                     (225,774)        (212,486)         (193,220)
                                                                           ---------        ---------         ---------
                          NET CASH (USED IN) PROVIDED BY
                          FINANCING ACTIVITIES                                (3,638)         (78,241)          190,453
         Exchange rate effect on cash                                         (3,751)          (1,477)           (2,200)
                                                                           ---------        ---------          --------
                          INCREASE (DECREASE) IN CASH AND CASH
                          EQUIVALENTS                                         15,610          (63,577)          118,169


         Cash and cash equivalents at beginning of year                       86,554          150,131            31,962
                                                                           ---------         --------          --------
                          CASH AND CASH EQUIVALENTS AT END OF YEAR         $ 102,164          $86,554          $150,131
                                                                           =========          =======          ========
         Supplemental cash flow disclosures -
                  Cash paid during the year for:
                          Income taxes                                      $201,558         $280,902          $198,102
                          Interest                                           124,786          103,831           102,677
         See notes to consolidated financial statements.











































         CONSOLIDATED BALANCE SHEETS

         December 31,                                                     1999             1998             1997
                                                                          ----             ----             ----
         (In thousands)
         ASSETS
         Current Assets
                  Cash and cash equivalents                             $   102,164       $   86,554        $  150,131
                  Accounts receivable, net                                1,178,423        1,078,530           935,657
                  Inventories, net                                        1,034,794        1,033,488           902,978
                  Deferred income taxes                                     250,587          108,192           157,132
                  Prepaid expenses and other                                172,601          143,885           103,181
                                                                        -----------       ----------        ----------
                          Total Current Assets                            2,738,569        2,450,649         2,249,079
         Marketable Equity Securities                                        10,799           19,317           307,121
         Other Long-Term Investments                                         65,905           57,967            51,020
         Other Assets                                                       335,699          267,073           240,573
         Property, Plant and Equipment, Net                               1,548,191        1,627,090         1,410,522
         Trade Names and Goodwill, Net                                    2,024,925        1,867,059         1,516,933
                                                                        -----------       ----------        ----------
                          Total Assets                                  $ 6,724,088       $6,289,155        $5,775,248
                                                                        ===========       ==========        ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities
                  Notes payable                                             $97,291          $94,634          $226,642
                  Accounts payable                                          376,596          322,080           299,351
                  Accrued compensation                                      113,373          110,471           107,767
                  Other accrued liabilities                                 892,481          610,618           524,658
                  Income taxes                                                    -           26,744            52,478
                  Current portion of long-term debt                         150,142            7,334            31,559
                                                                         -----------      ----------        ----------
                          TOTAL CURRENT LIABILITIES                       1,629,883        1,171,881         1,242,455
         Long-Term Debt                                                   1,455,779        1,393,865           989,694
         Other Non-Current Liabilities                                      354,107          374,293           332,278
         Deferred Income Taxes                                               85,655            4,527            41,052
         Minority Interest                                                    1,658              857             8,352
         Company-Obligated Mandatorily Redeemable Convertible
                  Preferred Securities of a Subsidiary Trust                500,000          500,000           500,000
         Stockholders' Equity
                  Common Stock ($1 par value) -                             282,026          281,747           281,338
                          Authorized shares:
                          1999 - 800.0 million
                          1998 - 400.0 million
                          1997 - 400.0 million
                          Outstanding shares:
                          1999 - 282.0 million
                          1998 - 281.7 million
                          1997 - 281.3 million
                  Additional paid-in capital                                210,352          183,102           164,842
                  Retained earnings                                       2,334,609        2,465,064         2,195,716



                  Accumulated other comprehensive income                   (129,981)         (86,181)           19,521
                                                                         ----------       ----------        ----------
                          TOTAL STOCKHOLDERS' EQUITY                      2,697,006        2,843,732         2,661,417
                                                                         ----------       ----------        ----------
                          TOTAL LIABILITIES AND STOCKHOLDERS'            $6,724,088       $6,289,155        $5,775,248
                          EQUITY                                         ==========       ==========        ==========

     See notes to consolidated financial statements.












































     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                                         Current
                                                                      Additional                  Accumulated Other       Year
                                                          Common        Paid-In       Retained      Comprehensive     Comprehensive
                                                           Stock      Capital(1)      Earnings         Income            Income
                                                          ------      -----------     --------      -------------      ----------
     (In thousands, except per share data)
     Balance at December 31, 1996                         $ 280,973       $161,855   $2,067,319          $3,575

     Net income                                                                         321,617                         $ 321,617
     Other comprehensive income:

     Unrealized  gain  on   securities  available  for                                                   42,244            42,244
              sale, net of $29.2 million tax
     Foreign currency translation adjustments                                                           (26,298)          (26,298)
                                                                                                                        ---------
                      Total comprehensive income                                                                        $ 337,563
                                                                                                                        =========
     Cash dividends:
     Common stock $.70 per share                                                       (193,220)
     Common stock repurchased                                               (2,575)
     Exercise of stock options                                  365          6,164
     Other                                                                    (602)
                                                           --------       --------   ----------        -------
     BALANCE AT DECEMBER 31, 1997                           281,338        164,842    2,195,716          19,521

     Net income                                                                         481,834                         $ 481,834
     Other comprehensive income:
     Unrealized  gain  on   securities  available  for
              sale, net of $23.5 million tax                                                             33,850            33,850
     Reclassification  adjustment  for gains  realized
              in net income, net of $74.7 million tax                                                  (116,800)         (116,800)
     Foreign currency translation adjustments                                                           (22,752)          (22,752)
                                                                                                                        ---------
                      Total comprehensive income                                                                        $ 376,132
                                                                                                                        =========
     Cash dividends:
     Common stock $.76 per share                                                       (212,486)
     Exercise of stock options                                  409         22,890
     Other                                                                  (4,630)
                                                           --------       --------   ----------        --------
     BALANCE AT DECEMBER 31, 1998                           281,747        183,102    2,465,064         (86,181)

     Net income                                                                          95,437                          $ 95,437
     Other comprehensive income:
     Unrealized  gain  on   securities  available  for
              sale, net of $2.3 million tax                                                               3,545             3,545
     Reclassification  adjustment for  losses realized
              in net income, net of $0.4 million tax                                                        700               700



     Foreign currency translation adjustments                                                           (48,045)          (48,045)
                                                                                                                       ----------
                      Total comprehensive income                                                                         $ 51,637
                                                                                                                       ==========
     Cash dividends:
                      Common stock $.80 per share                                      (225,774)
     Exercise of stock options                                  279         24,015
     Other                                                                   3,235         (118)
                                                           --------      ---------  -----------      ----------
     BALANCE AT DECEMBER 31, 1999                          $282,026      $ 210,352  $ 2,334,609      $ (129,981)
                                                           ========      =========  ===========      ==========

     (1)  Net of treasury stock (at cost) of $2,760, $21,607 and $34,667 as of December 31, 1999, 1998 and 1997,
     respectively.

     See notes to consolidated financial statements.

   1.  SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Newell Rubbermaid Inc. and its majority owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions.

   On March 24, 1999, Newell Co. ("Newell") completed a merger with Rubbermaid Incorporated ("Rubbermaid") in which Rubbermaid became a wholly owned subsidiary of Newell. Simultaneously with the consummation of the merger, Newell changed its name to Newell Rubbermaid Inc. The merger was accounted for as a pooling of interests and the financial statements have been restated to retroactively combine Rubbermaid's financial statements with those of Newell as if the merger had occurred at the beginning of the earliest period presented.

   USE OF ESTIMATES: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses and related disclosures. Actual results could differ from those estimates.

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

        COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST: The fair value of the $500.0 million Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust was $381.9 million at December 31, 1999 based on quoted market prices.

   CASH AND CASH EQUIVALENTS: Cash and highly liquid short-term investments having a maturity of three years or less.

   ALLOWANCES FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts at December 31 totaled $41.9 million in 1999, $34.2 million in 1998 and $30.1 million in 1997.

   INVENTORIES: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 72%, 72% and 81% of total inventories at December 31, 1999, 1998 and 1997, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out" ("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $11.4 million, $14.2 million and $44.5 million at December 31, 1999, 1998 and 1997, respectively.

   The components of inventories, net of the LIFO reserve, were as follows:

      DECEMBER 31,                         1999       1998       1997
      ------------                         ----       ----       ----
      (In millions)
      Materials and supplies           $   240.0  $   223.8     $202.2
      Work in process                      149.5      137.2      117.7
      Finished products                    645.3      672.5      583.1
                                        --------   --------     ------
                                        $1,034.8   $1,033.5     $903.0
                                        ========   ========     ======

   Inventory reserves (excluding LIFO reserves) at December 31 totaled $119.4 million in 1999, $113.8 million in 1998 and $119.2 million in 1997.

   OTHER LONG-TERM INVESTMENTS: The Company has a 49% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the Vise-Grip{R} and Irwin{R} trademarks. This investment is accounted for on the equity method with a net investment of $65.9 million at December 31, 1999.

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

    DECEMBER 31,                          1999        1998        1997
    ------------                          ----        ----        ----
    (In millions)
    Aggregate market value                $10.8       $19.3      $307.1
    Aggregate cost                         10.6        26.0       176.8
    Unrealized pre-tax gain (loss)        $ 0.2       $(6.7)     $130.3

   PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment consisted of the following:

    DECEMBER 31,                      1999          1998          1997
    ------------                      ----          ----          ----
    (In millions)
    Land                          $    63.4     $    62.1     $    63.8
    Buildings and improvements        691.3         721.9         578.4
    Machinery and equipment         2,200.7       2,166.9       1,873.1
                                  ----------    ----------    ----------
                                    2,955.4       2,950.9       2,515.3
                                  ==========    ==========    ==========
    Allowance for Depreciation     (1,407.2)     (1,323.8)     (1,104.8)
                                  ----------    ----------    ----------
                                  $ 1,548.2     $ 1,627.1     $ 1,410.5
                                  ==========    ==========    ==========

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

   TRADE NAMES AND GOODWILL: The cost of trade names and goodwill represents the excess of cost over identifiable net assets of businesses acquired. The Company does not allocate such excess cost to trade names separate from goodwill. In addition, the Company may allocate excess cost to other identifiable intangible assets and record such intangible assets in Other Assets (long-term). Trade names and goodwill are amortized over 40 years and other identifiable intangible assets are amortized over 5 to 40 years. Trade names and goodwill and other identifiable intangible assets, respectively, consisted of the following:

   NET TRADE NAMES AND GOODWILL

    DECEMBER 31,                           1999       1998        1997
                                           ----       ----        ----
    (In millions)

    Cost                               $ 2,270.5  $ 2,068.7   $ 1,669.3
    Accumulated amortization              (245.6)    (201.6)     (152.4)
                                       ---------- ----------  ----------
                                       $ 2,024.9  $ 1,867.1   $ 1,516.9
                                       ========== ==========  ==========

   NET OTHER IDENTIFIABLE INTANGIBLE ASSETS(1)

    DECEMBER 31,                           1999       1998         1997
    ------------                           ----       ----         ----
    (In millions)

    Cost                                 $ 93.0     $ 131.2     $ 118.6
    Accumulated amortization              (34.3)      (37.6)      (37.9)
                                         -------    --------     -------
                                         $ 58.7     $  93.6     $  80.7
                                         =======    ========    ========

   (1)  Recorded in Other Assets

   LONG-LIVED ASSETS: Subsequent to an acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company would use an estimate of the relevant business' undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the carrying value is recoverable. An impairment loss would be measured by reducing the carrying value to fair value, based on a discounted cash flow analysis.

   ACCRUED LIABILITIES:  Accrued Liabilities included the following:

    DECEMBER 31,                         1999        1998        1997
    ------------                         ----        ----        ----
    (In millions)


    Customer accruals                 $ 296.6       $ 190.2     $ 167.6
    Accrued self-insurance liability     92.0          80.2        53.8


   Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily for workers' compensation and product liability and is estimated based upon historical claim experience.

   FOREIGN CURRENCY TRANSLATION: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of stockholders' equity. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating

   (income) expenses. Foreign currency transaction gains and losses were immaterial in 1999, 1998 and 1997.

   ADVERTISING COSTS: The company expenses advertising costs as incurred, including cooperative advertising programs with customers. Total advertising expense was $305.2 million, $281.5 million and $239.1 million for 1999, 1998 and 1997, respectively. Cooperative advertising is recorded in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of its products. All other advertising costs are charged to selling, general and administrative expenses.

   RESEARCH AND DEVELOPMENT COSTS: Research and development costs relating to both future and present products are charged to selling, general and administrative expenses as incurred. These costs aggregated $49.9 million, $44.5 million and $41.2 million in 1999, 1998 and 1997, respectively.

   EARNINGS PER SHARE: The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust.)

   A reconciliation of the difference between basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997, respectively, is shown below:

                                                               "In the                          Convertible
                                                Basic           Money"          Preferred         Diluted
     1999                                      Method      Stock Options(1)   Securities(1)      Method(1)
     (In millions, except per share data)
     Net Income                                   $95.4                -               -            $95.4
     Weighted average share outstanding           281.8                -               -            281.8
     Earnings per share                            $0.34               -               -             $0.34

     (1)  Diluted earnings per share for 1999 exclude the impact of "in the money" stock options and convertible preferred securities because they are anti-dilutive.


                                                                "In the                         Convertible
                                                Basic        Money" Stock        Preferred        Diluted
     1998                                      Method           Options         Securities        Method
     ----                                      ------        ------------      -------------    -----------
     (In millions, except per share data)



                                                             -51-






     Net Income                                  $481.8                -              $15.7         $497.5
     Weighted average
        share outstanding                         280.7                1.3              9.9          291.9
     Earnings per share                            $1.72               -                -             $1.70

                                                                   "In the                       Convertible
                                                   Basic         Money" Stock      Preferred       Diluted
       1997                                        Method          Options        Securities        Method
       ----                                        ------        -----------     -------------   -----------
       (In millions, except per share data)


       Net Income                                  $321.6               -              $0.8        $322.4
       Weighted average
          share outstanding                         280.3               0.9             0.5         281.7
       Earnings per share                            $1.15              -               -            $1.14

   COMPREHENSIVE INCOME: In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. Comprehensive Income and Accumulated Other Comprehensive Income encompasses net income, net after-tax unrealized gains on securities available for sale and foreign currency translation adjustments in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

   The following table displays the components of Accumulated Other Comprehensive Income:

                                                                                  Accumulated
                                               Unrealized          Foreign           Other
                                             Gains/(Losses)       Currency       Comprehensive
                                             on Securities       Translation         Income
                                             --------------      -----------     -------------
       (In millions)
       Balance at Dec. 31, 1996                      $36.6           $(33.0)          $   3.6
       Current year change                            42.2            (26.3)             15.9
                                                     ------          -------          --------
       Balance at Dec. 31, 1997                       78.8            (59.3)             19.5
       Current year change                           (82.9)           (22.8)           (105.7)
                                                     ------          -------          --------
       Balance at Dec. 31, 1998                       (4.1)           (82.1)            (86.2)
       Current year change                             4.2            (48.0)            (43.8)
                                                     ------         --------          --------
       Balance at Dec. 31, 1999                      $ 0.1          $(130.1)          $(130.0)
                                                     ======         ========          ========

   NEW ACCOUNTING PRONOUNCEMENTS: Effective January 1, 2001, the Company will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management believes that the adoption of this statement will not be material to the consolidated financial statements.

   Reclassifications: Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.


   2.   ACQUISITIONS OF BUSINESSES

   1997
   ----

   On March 5, 1997, the Company purchased Insilco Corporation's Rolodex business unit ("Rolodex"), a marketer of office products including card files, personal organizers and paper punches. Rolodex was integrated into the Company's Newell Office Products division.

   On May 30, 1997, the Company acquired Cooper Industries Incorporated's Kirsch business ("Kirsch"), a manufacturer and distributor of drapery hardware and custom window coverings in the United States and international markets. The Kirsch North American operations were combined with the Newell Window Furnishings and Levolor Home Fashions divisions. The European operations of Kirsch exist as a separate division called Newell Window Fashions Europe.

   For these and for other minor acquisitions, the Company paid $514.2 million in cash and assumed $4.3 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $351.3 million.

   1998
   ----

   On January 21, 1998, the Company acquired Curver Consumer Products ("Curver"). Curver is a manufacturer and marketer of plastic housewares in Europe. Curver operates as part of Rubbermaid Europe.

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

   On September 30, 1998, the Company purchased the Rotring Group ("Rotring"), a manufacturer and supplier of writing instruments, drawing instruments, art materials and color cosmetic products based in Germany. The writing and drawing instruments portion of Rotring operates as part of the Sanford International division. The art materials portion of Rotring operates as part of the Sanford North America division. The color cosmetic products portion of Rotring operates as a separate U.S. division, Cosmolab.

   For these and for other minor acquisitions, the Company paid $615.7 million in cash and assumed $99.5 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $387.1 million.

   The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates.

   The integration plan for Curver was finalized during the first quarter of 1999 and resulted in no integration liabilities included in the purchase price. The Company's integration plans combined Curver into Rubbermaid Europe. The integration plans for Century and Panex were finalized during the second quarter of 1999 and resulted in total integration liabilities of $3.7 million for exit costs and employee terminations. The Company's integration plans combined Century into Graco and Panex into Mirro. The integration plans for Gardinia and Rotring were finalized during the third quarter of 1999 and resulted in total integration liabilities of $80.1 million for exit costs and employee terminations. The Company's integration plans combined Gardinia into Newell Window Fashions Europe and Rotring into Sanford International and Sanford North America.

   1999
   ----

   On April 2, 1999, the Company purchased Ateliers 28 ("Ateliers"), a manufacturer and marketer of decorative and functional drapery hardware in Europe. Ateliers operates as part of Newell Window
   Fashions Europe.

   On October 18, 1999, the Company purchased a controlling interest in Reynolds S.A. ("Reynolds"), a manufacturer and marketer of writing instruments in Europe. Reynolds operates as part of the Sanford International division. As of December 31, 1999, the Company owns 100% of Reynolds.

   On October 29, 1999, the Company acquired the consumer products division of McKechnie plc ("McKechnie"), a manufacturer and marketer of drapery hardware and window furnishings, shelving and storage products, cabinet hardware and functional trims. The drapery hardware and window furnishings portion of McKechnie is operated as part of Newell Window Fashions Europe. The remaining portion of McKechnie operates as a separate European division, Newell Hardware Europe.

   On December 29, 1999, the Company acquired Ceanothe Holding
   ("Ceanothe"), a manufacturer of picture frames and photo albums in Europe. Ceanothe operates as a separate European division, Newell Frames and Albums Europe.

   For these and for other minor acquisitions, the Company paid $392.5 million in cash and assumed $56.4 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $251.8 million.

   The Company's finalized integration plans may include exit costs for certain plants and product lines and employee terminations associated with the integration of Ateliers into Newell Window Fashions Europe, Reynolds into Sanford International, McKechnie into Newell Window Fashions Europe and Newell Hardware Europe, and Ceanothe into Newell Frames and Albums Europe. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

   The unaudited consolidated results of operations for the year ended December 31, 1999 and 1998 on a pro forma basis, as though the Curver, Swish, Century, Panex, Gardinia, Rotring, Ateliers, Reynolds,
   McKechnie and Ceanothe businesses had been acquired on January 1, 1998, are as follows:

    YEAR ENDED DECEMBER 31,                      1999          1998
    -----------------------                      ----          ----
    (In millions, except per share amounts)

    Net sales                                  $6,701.1      $6,961.5
    Net income                                     98.2         477.9
    Earnings per share (basic)                 $    0.35     $    1.70

   MERGERS

   On May 7, 1998, a subsidiary of the Company merged with Calphalon Corporation ("Calphalon"), a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of common stock for all of the common stock of Calphalon. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger. Calphalon now operates as its own division.

   On March 24, 1999, the Company completed the Rubbermaid merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Newell issued .7883 Newell Rubbermaid shares for each outstanding share of Rubbermaid common stock. A total of 119.0 million shares (adjusted for fractional and dissenting shares) of the Company's common stock were issued as a result of the merger, and Rubbermaid's outstanding stock options were converted into options to purchase approximately 2.5 million Newell Rubbermaid common shares.

   No adjustments were made to the net assets of the combining companies to adopt conforming accounting practices or fiscal years other than adjustments to eliminate the accounting effects related to Newell's purchase of Rubbermaid's office products business ("Eldon") in 1997. Because the Newell Rubbermaid merger was accounted for as a pooling of interests, the accounting effects of Newell's purchase of Eldon have been eliminated as if Newell had always owned it.

   The following table presents a reconciliation of net sales and net income (loss) for Newell, Rubbermaid and Calphalon individually to those presented in the accompanying consolidated financial statements:

       YEAR ENDED DECEMBER 31,                            1999             1998              1997
       -----------------------                            ----             ----              ----
       (In millions, except per share amounts)

       Net sales
          Newell                                       $3,881.0         $3,613.5           $3,234.3
          Rubbermaid                                    2,408.1          2,463.6            2,305.2
          Calphalon                                       124.0            106.6              101.9
                                                       ---------        ---------          --------
                                                       $6,413.1         $6,183.7           $5,641.4
                                                       =========        =========          ========


                                                             -56-





       Net income (loss):
          Newell                                       $  273.1        $   405.9            $ 279.0
          Rubbermaid                                     (189.8)            82.9               39.9
          Calphalon                                        12.1             (7.0)               2.7
                                                       ---------       ----------           -------
                                                       $   95.4        $   481.8            $ 321.6

   DIVESTITURES

   On April 29, 1998, the Company sold its Decora decorative coverings product line. On August 21, 1998, the Company sold its Stuart Hall school supplies and stationery business. On September 9, 1998, the Company sold its Newell Plastics plastic storage and serveware business. The pre-tax net gain on the sales of these businesses was $59.8 million, which was primarily offset by non-deductible goodwill, resulting in a net after-tax gain of $15.1 million. Sales for these businesses prior to their divestitures were approximately $131 million in 1998 and $229 million in 1997.


   3.   RESTRUCTURING COSTS

   1997
   ----

   During 1997, the Company recorded pre-tax charges of $37.2 million ($22.7 million after taxes) of restructuring costs. These charges included $16.0 million of non-cash charges recorded by Rubbermaid to revise the estimate of costs for their 1995 restructuring program related to impaired fixed assets. As a result of the merger with Rubbermaid, Newell reversed the accounting effects of its acquisition of Rubbermaid's office products business ("Eldon"). The elimination of the accounting effects resulted in the Company recording $21.2 million restructuring charge to reflect costs for plant closure ($1.4 million), product line discontinuance ($15.7 million, including $5.5 million for fixed asset and mold impairments associated with the discontinued product lines and $7.1 million to write-off packaging that could no longer be used in accordance with the asset purchase agreement) and employee termination costs ($4.1 million) related to the integration of Eldon into the Newell Office Products division. These costs had previously been reflected in the purchase price allocation of the business. This restructuring program was completed by December 31, 1998 and no reserves remain.

   1998
   ----

   During January 1998, Rubbermaid announced a series of restructuring initiatives to establish a central global procurement organization and to consolidate, automate and/or relocate its worldwide manufacturing and distribution operations. During 1998, Rubbermaid recorded pre-tax


                                    -57-





   charges of $115.2 million ($74.9 million after tax). The 1998 restructuring charge included $16.0 million relating to employee severance and termination benefits for approximately 600 sales and administrative employees, $53.4 million for costs to exit business activities at five facilities and $45.8 million to write-down impaired long-lived assets to their fair value. The $53.4 million charge for costs to exit business activities related to exit plans for the closure of a plastics houseware molding and warehouse operation in the State of New York, the closure of a commercial play systems warehouse and manufacturing facility in Australia, the closure of a cleaning products manufacturing operation in North Carolina, the elimination of Rubbermaid's Asia Pacific regional headquarters and the related joint venture in Japan and the closure of a distribution facility in France. The exiting of the operations described above necessitated a revaluation of cash flows related to those operations, resulting in the $45.8 million charge to write-down $26.0 million of fixed assets and $19.8 million of goodwill to fair value. Rubbermaid determined that the future cash flows on an undiscounted basis (before taxes and interest) were not sufficient to cover the carrying value of the long-lived assets affected by those decisions. Management determined the fair value of these assets using discounted cash flows. As of December 31, 1999, no reserves remain for the 1998 restructuring program.

   1999
   ----

   During 1999, the Company recorded pre-tax charges of $246.4 million ($195.7 million after tax), primarily related to the integration of the Rubbermaid businesses into Newell. The charges consist of $39.9 million in merger transaction costs, $101.9 million in employee severance and termination benefit costs and $104.6 million in facility and product line exit costs.

   The merger transaction costs relate primarily to investment banking, legal and accounting costs related to the merger between Newell and Rubbermaid. Employee severance and termination benefit costs related to benefits for approximately 750 employees terminated during 1999. Such costs include $80.9 million in termination payments in accordance with employment agreements made to former Rubbermaid executives and $21.0 million in severance and termination costs at Rubbermaid's former headquarters ($5.5 million), Rubbermaid Home Products division ($6.9 million), Rubbermaid Europe division ($4.0 million), Little Tikes division ($2.7 million), Rubbermaid Commercial Products division ($0.7 million) and Newell divisions ($1.2 million). The facility and product line exit costs consist of $72.0 million of impaired Rubbermaid centralized computer software costs, which were abandoned as a result of converting Rubbermaid onto existing Newell centralized computer software, and $32.6 million in exit costs relating to discontinued product lines ($4.8 million), the closure of seven Rubbermaid facilities ($10.2 million), write-off of assets associated with abandoned projects ($10.3 million), write-off of impaired assets ($5.7 million) and other costs ($1.6 million).

                                    -58-





   As of December 31, 1999, $17.9 million of reserves remain for the 1999 restructuring program. These reserves consist primarily of $6.9 million for exit costs associated with the closure of four facilities, $7.4 million in contractual future maintenance costs on abandoned Rubbermaid computer software, $3.0 million for exit costs associated with discontinued product lines at Little Tikes and $0.6 million for severance and termination benefits. Approximately $145.4 million of the restructuring charges recorded in 1999 have been or will be settled in cash in 2000.


   4.   CREDIT ARRANGEMENTS

   The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under these lines of credit at December 31, 1999 totaled $97.3 million. The following is a summary of borrowings under foreign and domestic lines of credit:


     DECEMBER 31,                               1999              1998           1997
     ------------                               ----              ----           ----
     (In millions)
     Notes payable to banks:
        Outstanding at year-end
        - borrowing                              $97.3             $94.6         $226.6
        - weighted average interest rate           6.8%              5.8%           5.6%

     Average for the year
        - borrowing                              $59.1            $144.7         $240.8
        - weighted average interest rate           9.9%              6.1%           5.6%

     Maximum borrowing
        outstanding during the year              $97.3            $205.1         $455.7

     The Company can also issue commercial paper (as described in note 5 to the consolidated financial statements), as summarized below:


       YEAR ENDED DECEMBER 31,                   1999               1998             1997
       -----------------------                   ----               ----             ----
       (In millions)
       Commercial paper:
          Outstanding at year-end
          - borrowing                            $718.5             $500.2           $566.7
          - average interest rate                   5.9%               5.5%             6.4%
          Average for the year
          - borrowing                            $534.9             $620.4           $979.7
          - average interest rate                   5.2%               5.5%             5.7%


                                                             -59-






          Maximum borrowing
             outstanding during the year         $807.0           $1,028.8         $1,618.2

   5.   LONG-TERM DEBT

   The following is a summary of long-term debt:


     DECEMBER 31,                                 1999                1998               1997
     ------------                                 ----                ----               ----
     (In millions)
     Medium-term notes                        $  859.5             $  883.5           $  413.0
     Commercial paper                            718.5                500.2              566.7
     Other long-term debt                         27.9                 17.5               41.6
                                               --------            ---------          ---------
                                               1,605.9              1,401.2            1,021.3
     Current portion                            (150.1)                (7.3)             (31.6)
                                               --------           ----------          ---------
                                             $ 1,455.8            $ 1,393.9           $  989.7
                                             ==========           ==========          =========

   During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1,300.0 million. The revolving credit agreement will terminate in August 2002. At December 31, 1999, there were no borrowings under the revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1,300.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 1999, $718.5 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt because the total commercial paper is not expected to be repaid in 2000.

   The revolving credit agreement permits the Company to borrow funds on a variety of interest rate terms. This agreement requires, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio, as defined in this agreement. As of December 31, 1999, the Company was in compliance with this agreement.

   The Company had outstanding at December 31, 1999 a total of $859.5 million (principal amount) of Medium-term notes. The maturities on these notes range from 5 to 30 years at an average interest rate of 6.24%.

   A new universal shelf registration statement became effective in July 1999. As of December 31, 1999, $750 million of Company debt and equity securities may be issued under the shelf.

   The aggregate maturities of Long-term Debt outstanding are as follows:

                                         Aggregate
    DECEMBER 31,                        Maturities
    ------------                        ----------
    (In millions)

    2000                                   $ 150.1
    2001                                      16.3
    2002                                     818.7
    2003                                     115.5
                                         ---------
    2004                                       0.1
    Thereafter                               505.2
                                         ---------
                                         $ 1,605.9
                                         =========

   6. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

   In December 1997, a wholly owned subsidiary trust of the Company issued 10,000,000 of its 5.25% convertible quarterly income preferred securities (the "Convertible Preferred Securities"), with a liquidation preference of $50 per security, to certain institutional buyers. The Convertible Preferred Securities represent an undivided beneficial interest in the assets of the trust. Each of the Convertible Preferred Securities is convertible at the option of the holder into shares of the Company's Common Stock at the rate of 0.9865 shares of Common Stock for each preferred security (equivalent to the approximate conversion price of $50.685 per share of Common Stock), subject to adjustment in certain circumstances. Holders of the Convertible Preferred Securities are entitled to a quarterly cash distribution at the annual rate of 5.25% of the $50 liquidation preference. The Convertible Preferred Securities are subject to a guarantee by the Company and are callable by the Company initially at 103.15% of the liquidation preference beginning in December 2001 and decreasing over time to 100% of the liquidation preference beginning in December 2007.

   The trust invested the proceeds of this issuance of Convertible Preferred Securities in $500 million of the Company's 5.25% Junior Convertible Subordinated Debentures due 2027 (the "Debentures"). The Debentures are the sole assets of the trust, mature on December 1, 2027, bear interest at the rate of 5.25%, payable quarterly and are redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters during which time distribution payments on the Convertible Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its capital stock or debt securities that rank pari passu with or junior to the Debentures. The Company has no current intention to exercise its right to defer payments of interest on the Debentures.

   The Convertible Preferred Securities are reflected as outstanding in the Company's consolidated financial statements as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a
   Subsidiary Trust.


   7.   DERIVATIVE FINANCIAL INSTRUMENTS

   The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage certain interest rate and foreign currency risks.

   The Company has entered into several interest rate swap agreements as a means of converting certain floating rate debt instruments into fixed rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from three to seven years in maturity. At December 31, 1999, the Company had an outstanding notional principal amount of $522.1 million, with a net accrued interest receivable of $3.6 million. The termination value of these contracts is not included in the consolidated financial statements since these contracts represent the hedging of long-term activities to be amortized in future reporting periods.

   The Company utilizes forward exchange contracts to manage foreign exchange risk related to both known and anticipated intercompany and third-party commercial transaction exposures of one year duration or less.

   The Company also utilizes cross-currency swaps to hedge long-term intercompany transactions. The maturities on these cross-currency swaps range from three to five years.

   The following table summarizes the Company's forward exchange contracts and cross-currency swaps in U.S. dollars by major currency and contractual amount. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies according to local needs in foreign subsidiaries. The contractual amounts of significant forward exchange contracts and cross-currency swaps and their fair value were as follows:

    DECEMBER 31,             1999               1998
    ------------       -----------------  ----------------
    (In millions)
                          Buy       Sell      Buy      Sell
                          ---       ----      ---      ----
    British pounds       $ 1.1   $ 172.8      $ -    $ 80.1
    Canadian dollars      71.1         -     71.1      18.8
    Euro                   4.9     490.8      0.4     449.6
    Japanese yen             -       4.1       -         -
    Swedish krona            -      12.5       -         -
    Swiss francs           8.0       -         -         -
                        ------   -------   ------   -------
                        $ 85.1   $ 680.2   $ 71.5   $ 548.5
                        ======   =======   ======   =======
    Fair Value          $ 84.5   $ 665.7   $ 66.8   $ 560.0
                        ======   =======   ======   =======


   The Company's forward exchange contracts and cross-currency swaps do not subject the Company to risk due to foreign exchange rate movement, since gains and losses on these contracts generally offset losses and gains on the assets, liabilities and other transactions being hedged. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk but monitors the credit standing of the counterparties.

   Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the consolidated statements of income.


   8.   LEASES

   The Company has minimum rental payments through the year 2018 under noncancellable operating leases as follows:

                                Minimum
    DECEMBER 31,               Payments
    ------------               --------
    (In millions)

    2000                         $ 44.4
    2001                           28.3
    2002                           19.3
    2003                           15.2
    2004                            9.7
    Thereafter                     12.4
                                -------
                                $ 129.3
                                =======

   Total rental expense for all operating leases was approximately $91.9 million, $79.7 million and $70.7 million in 1999, 1998 and 1997, respectively.


   9.   EMPLOYEE BENEFIT RETIREMENT PLANS

   The Company and its subsidiaries have noncontributory pension and profit sharing plans covering substantially all of their foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974 or local statutes to assure that plan assets will be adequate to provide retirement benefits. The Company's common stock comprised $48.7 million, $69.3 million and $71.4 million of pension plan assets at December 31, 1999, 1998 and 1997, respectively.

   Total expense under all profit sharing plans was $12.3 million, $25.0 million, and $18.3 million for the years ended December 31, 1999, 1998 and 1997, respectively.

   In addition to the Company's pension and profit sharing plans, several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups.

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans within the guidelines of SFAS No. 132:

                                                         Pension Benefits                 Other Postretirement Benefits
                                                 --------------------------------      ----------------------------------
     DECEMBER 31,                                  1999        1998        1997           1999        1998          1997
     ------------                                  ----        ----        ----           ----        ----          ----
     (In millions)
     CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at January 1              $ 691.1     $ 578.0     $ 484.7        $ 184.0      $ 175.2      $ 147.9
     Service cost                                    25.4        20.2        15.9            3.5          3.2          3.0
     Interest cost                                   50.1        43.9        38.7           12.6         12.8         11.9
     Amendments                                       6.5         2.2         0.1           (0.5)          -            -
     Actuarial (gain)/loss                          (59.6)       34.3        11.9           11.9          7.8          1.8
     Acquisitions                                    50.4        51.3        60.6            1.7           -          24.7
     Currency exchange                               (5.0)       (0.3)        -               -            -            -
     Benefits paid from plan assets                 (49.8)      (38.5)      (33.9)         (16.9)       (15.0)       (14.1)
                                                  --------     -------    --------       --------     --------      -------
     Benefit obligation at December 31            $ 709.1     $ 691.1     $ 578.0        $ 196.3      $ 184.0       $ 175.2
                                                  ========    ========    ========       ========     ========      =======

     CHANGE IN PLAN ASSETS
     Fair value of plan assets at January 1       $ 713.8     $ 738.4     $ 587.6         $   -       $    -        $   -
     Actual return on plan assets                   119.5        (5.9)      111.6             -            -            -


                                                             -64-





     Contributions                                   11.6         6.5         4.1           16.9         15.0         14.1
     Acquisitions                                    62.3        14.1        69.1             -            -            -
     Currency exchange                                1.2        (0.8)       (0.1)            -            -            -
     Benefits paid from plan assets                 (49.8)      (38.5)      (33.9)         (16.9)       (15.0)       (14.1)
                                                  --------     -------     -------        -------     --------      -------
     Fair value of plan assets at December 31     $ 858.6      $ 713.8     $ 738.4        $   -       $    -        $   -
                                                  ========     =======     =======        =======     ========      =======

                                                         Pension Benefits                 Other Postretirement Benefits
                                                 --------------------------------      -----------------------------------
     DECEMBER 31,                                   1999        1998      1997             1999         1998        1997
     ------------                                   ----        ----      ----             ----         ----        ----
     (In millions)
     FUNDED STATUS
     Funded status at December 31                  $ 149.5      $ 22.7    $ 160.4        $ (196.3)    $ (184.0)   $ (175.2)
     Unrecognized net gain                          (118.9)       (7.9)    (105.4)           (8.0)       (20.2)      (28.7)
     Unrecognized prior service cost                  (0.9)       (2.0)      (5.1)           (0.2)         0.2         0.3
     Unrecognized net asset                           (3.3)       (5.0)      (5.2)             -            -           -
                                                   --------     -------    -------       ---------    ---------   ---------
     Net amount recognized                         $  26.4      $  7.8    $  44.7        $ (204.5)    $ (204.0)   $ (203.6)
                                                   ========     =======   ========       =========    =========   =========
     Amounts recognized in the
       Consolidated Balance Sheets
     Prepaid benefit cost(1)                       $ 102.9      $ 71.8    $  77.4        $     -      $     -     $     -
     Accrued benefit cost(2)                         (80.9)      (67.9)     (34.4)         (204.5)      (204.0)     (203.6)
     Intangible asset(1)                               4.4         3.9        1.7              -            -           -
                                                   --------     -------   --------       ---------    ---------   ---------
     Net amount recognized                         $  26.4      $  7.8    $  44.7        $ (204.5)    $ (204.0)   $ (203.6)
                                                   ========     =======   ========       =========    =========   =========
     Assumptions as of December 31

     Discount rate                                    7.50%       7.00%      7.75%           7.50%   6.75-7.00%  7.25-7.50%
     Long-term rate of return on plan assets         10.00%      10.00%      9.00%               -            -           -
     Long-term rate of compensation increase          5.00%       5.00%      5.00%               -            -           -
     Health care cost trend rate                          -           -          -      7.00-9.00%   7.00-8.00%       9.00%

     (1)  Recorded in Other Non-current Assets
     (2)  Recorded in Other Non-current Liabilities

     Net pension costs and other postretirement benefit costs include the following components:

                                                           Pension Benefits                 Other Postretirement Benefits
                                                 -----------------------------------     ----------------------------------
     DECEMBER 31,                                    1999       1998         1997           1999       1998        1997
     ------------                                    ----       ----         ----           ----       ----        ----
     (In millions)

     Service cost-benefits earned
        during the year                                $ 30.9     $ 19.3       $ 16.0          $ 3.5      $ 3.3       $ 3.0
     Interest cost on projected benefit
        obligation                                       50.9       46.6         38.7           12.6       12.9        11.9


                                                             -65-





     Expected return on plan assets                     (76.7)     (59.0)       (57.7)            -            -           -
     Amortization of:
        Transition asset                                 (1.2)      (1.1)        (1.1)          (0.2)      (0.5)       (0.2)
        Prior service cost recognized                    (0.4)      (0.3)        (0.3)            -        (0.4)       (1.4)
     Actuarial (gain)/loss                                0.8       (1.8)         5.5             -          -           -
                                                       -------    -------       ------         ------     ------      ------
                                                       $  4.3     $  3.7        $ 1.1          $15.9      $15.3       $13.3
                                                       =======    =======       ======         ======     ======      =====

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

   DECEMBER 31,                        1999        1998         1997
   ------------                        ----        ----         ----

   (In millions)
   Projected benefit obligation      $145.2      $147.1        $68.4
   Accumulated benefit obligation     131.0       127.5         55.1
   Fair value of plan assets           50.8        52.1         22.1

   The health care cost trend rate significantly affects the reported postretirement benefit costs and benefit obligations. A one percentage point change in the assumed rate would have the following effects:

                                         1% Increase      1% Decrease
                                         -----------      -----------
    (In millions)
    Effect on total of service and
       interest cost components            $1.9             $(1.4)

    Effect on postretirement  benefit
    obligations                            16.9             (14.7)


   10.  STOCKHOLDERS' EQUITY

   The Company's Common Stock consists of 800.0 million authorized shares with a par value of $1 per share. Of the total unissued common shares at December 31, 1999, total shares in reserve included 10.4 million shares for issuance under the Company's stock option plans.

   Each share of Common Stock includes a stock purchase right (a "Right"). Each Right will entitle the holder, until the earlier of October 31, 2008 or the redemption of the Rights, to buy the number of shares of Common Stock having a market value of two times the exercise price of $200, subject to adjustment under certain circumstances. The Rights will be exercisable only if a person or group acquires 15% or more of voting power of the Company or announces a tender offer following which it would hold 15% or more of the Company's voting power. The Rights held by the 15% stockholder would not be exercisable in this situation.

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

   11.  STOCK OPTIONS

   The Company's stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


       YEAR ENDED DECEMBER 31,                          1999           1998            1997
                                                        ----           ----            ----
       (In millions, except per share data)

       Net income:                   As reported       $95.4           $481.8        $321.6
                                     Pro forma          75.5            467.3         313.9
       Diluted earnings per share:   As reported        $0.34            $1.70         $1.14
                                     Pro forma           0.27             1.65          1.11

   Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The Company may grant up to 8.1 million shares under the 1993 Stock Option Plan, of which the Company has granted 4.2 million shares and canceled 0.4 million shares through December 31, 1999. Under this plan, the option exercise price equals the Common Stock's closing price on the date of grant, vests over a five-year period and expires after ten years. In addition, options to acquire common stock of Rubbermaid Incorporated that were outstanding at the time of the merger under various Rubbermaid option plans were converted into options to acquire the Company's Common Stock. Those additional options are included in the summary below.

   The following summarizes the changes in number of shares of Common Stock under option:

                                                                            Weighted
                                                                            Average
                                                                            Exercise
       1999                                           Shares                 Price
       ----                                           ------                --------
       Outstanding at
           beginning of year                        4,353,147                   $32
           Granted                                  2,498,980                    39
           Exercised                                 (842,288)                   30
           Canceled                                  (190,015)                   35
                                                    ---------
       Outstanding at end of year                   5,819,824                    35
                                                    =========
       Exercisable at end of year                   2,622,352                    30
                                                    =========
       Weighted average fair value of options
           granted during the year                        $15
                                                    =========

   The 5,819,824 options outstanding at December 31, 1999 have exercise prices between $12 and $50 and are summarized below:


                             Options Outstanding
                             -------------------

                                                            Weighted
                                                             Average
      Range of                             Weighted         Remaining
      Exercise    Number Outstanding        Average        Contractual
       Prices    at December 31, 1999   Exercise Price        Life
      --------   --------------------   --------------    ------------
       $12-15          120,846               $14                1
       16-25           533,073                21                4
       26-35         2,399,336                33                8
       36-45         2,584,169                41                9

       46-50           182,400                48                9
       $12-50        5,819,824                35                8

   The 2,622,352 options exercisable at December 31, 1999 have exercise prices between $12 and $50 and are summarized below:

         Range of
         Exercise         Number Outstanding    Weighted Average
          Prices         at December 31, 1999    Exercise Price
         --------        --------------------   -----------------
          $12-15              120,846                 $14
           16-25              499,673                  21
           26-35            1,517,675                  32
           36-45              453,678                  40

           46-50               30,480                  48
                            ---------
          $12-50            2,622,352                  30
                            =========

                                                 Weighted Average
    1998                             Shares       Exercise Price
    ----                             ------      ----------------
    Outstanding at beginning
    of year                         3,720,301         $28
      Granted                       1,576,467          38
      Exercised                      (753,261)         23
      Canceled                       (190,360)         30
                                    ----------
    Outstanding at end of year      4,353,147          32
                                   ===========
    Exercisable at end of year      3,189,309          30
                                   ===========

    Weighted average fair
      value of options granted            $13
      during the year              ===========

                                                 Weighted Average
    1997                               Shares     Exercise Price
    ----                               ------
    Outstanding at
    beginning of year                2,808,901          $25
      Granted                        1,488,242           33
      Exercised                       (366,275)          18
      Canceled                        (210,567)          28
                                      ---------
    Outstanding at end of year        3,720,301          28
                                      =========
    Exercisable at end of year        1,898,754          27
                                      =========
    Weighted average fair
      value of options granted               $9
      during the year                 =========

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997, respectively: risk-free interest rate of 6.6%, 4.1-6.4% and 6.1-6.3%; expected dividend yields of 2.0%, 1.6-2.0% and 1.8-2.0%; expected lives of 9.0, 5.0-9.9 and 5.0-9.9 years; and expected volatility of 25%, 20-34% and 23%.

   12.  INCOME TAXES

   The provision for income taxes consists of the following:

    YEAR ENDED DECEMBER 31,      1999     1998    1997
    -----------------------      ----     ----    ----
    (In millions)

    Current:
      Federal                  $120.6    $217.1  $109.5
      State                       6.3      26.0    19.7
      Foreign                    18.2      10.3    25.3
                               ------    ------   -----
                                145.1     253.4   154.5
    Deferred                     (9.6)     81.7    68.5
                               -------   ------  ------
                               $135.5    $335.1  $223.0
                               =======   ======  ======

   The non-U.S. component of income before income taxes was $56.3 million in 1999, $19.1 million in 1998 and $75.8 million in 1997.

    YEAR ENDED DECEMBER 31,                1999        1998        1997
    -----------------------                ----        ----        ----
    (In millions)

    Deferred tax assets:
      Accruals, not currently
         deductible for tax purposes     $198.0      $132.9      $159.2
      Postretirement liabilities           80.5        78.5        79.8
      Inventory reserves                   28.4        25.3        35.7
      Self-insurance liability             29.5        44.1        39.1
      Amortization of intangibles          27.2        13.6        43.6
      Other                                 8.7         2.9         1.0
                                         -------     -------     -------
                                          372.3       297.3       358.4

    Deferred tax liabilities:
      Accelerated depreciation           (157.5)     (152.1)     (136.7)
      Prepaid pension asset               (33.7)      (27.1)      (31.1)
      Unrealized gain on securities          -           -        (51.5)
         available for sale
      Other                               (16.2)      (14.4)      (23.1)
                                         -------     -------     -------
                                         (207.4)     (193.6)     (242.4)
                                         -------     -------     -------
      Net deferred tax asset             $164.9      $103.7      $116.0
                                         =======     =======     =======

   The net deferred tax asset is classified in the consolidated balance sheets as follows:

    YEAR ENDED DECEMBER 31,                    1999      1998      1997
    -----------------------                    ----      ----      ----
    (In millions)

    Current net deferred income tax asset    $250.6    $108.2    $157.1
    Non-current deferred income tax
    liability                                 (85.7)     (4.5)    (41.1)
                                             -------   -------   -------
                                             $164.9    $103.7    $116.0
                                             =======   =======   =======

   A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

   YEAR ENDED DECEMBER 31,              1999     1998    1997
   -----------------------              ----     ----    ----
   (In percent)

   Statutory rate                       35.0%    35.0%   35.0%
   Add (deduct) effect of:
      State income taxes, net of
        federal income tax effect        2.7      3.2     3.4
      Nondeductible trade names and
        goodwill amortization            4.2      1.3     2.5
        Nondeductible transaction       19.7       -       -
        costs

      Tax basis differential on sales     -       2.7     1.1
        of businesses
      Other                             (2.9)    (1.2)   (1.1)
                                        -----    -----   -----
   Effective rate                       58.7%    41.0%   40.9%
                                        =====    =====   =====

   No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings which are considered to be permanently invested. At December 31, 1999, the estimated amount of total unremitted non-U.S. subsidiary earnings is $82.0 million.

   13.  OTHER NONOPERATING (INCOME) EXPENSES

   Total other nonoperating (income) expenses consist of the following:

   YEAR ENDED DECEMBER 31,             1999       1998         1997
   -----------------------             ----       ----         ----

   (In percent)

   Equity earnings*                 $ (8.1)  $   (7.1)      $ (5.8)
   Interest income                    (9.9)     (14.8)        (7.5)
   Dividend income                    (0.3)      (0.1)        (4.0)
   (Gain)/loss on sale of
     marketable equity securities      1.1     (191.5)        (2.9)

   Gain on sales
     of businesses                      -       (59.8)            -
   Minority interest in income
   of subsidiary trust                26.8       26.7          1.5
   Currency translation loss           1.1        6.0          0.3
   Other                               1.9        3.5         (0.9)
                                    -------   --------     --------
                                    $ 12.6    $(237.1)      $(19.3)
                                    =======   ========     ========

   * American Tool Companies, Inc., in which the Company has a 49% interest.


   14.  OTHER OPERATING INFORMATION

   Industry Segment Information

   The Company operates in three reportable operating segments: Household Products, Hardware and Home Furnishings and Office Products. The principal product categories included in each of the Company's business segments are as follows:
    SEGMENT             PRODUCT CATEGORY

    Household Products  Household Products, Food Preparation,
                        Cooking and Serving, Infant/Juvenile Care and Play, Commercial Products

    Hardware & Home     Window Treatments,  Furnishings Hardware and
                        Tools, Picture Frames and Albums

    Office Products     Markers and Writing Instruments, Office
                        Products


   NET SALES(1)(2)

    Year Ended December 31,        1999        1998        1997
    -----------------------        ----        ----        ----
    (In millions)

    Household Products         $3,335.0    $3,385.3     $3,199.6
    Hardware & Home
    Furnishings                 1,897.2     1,758.1      1,484.8
    Office Products             1,180.9     1,040.3        957.0

                               $6,413.1    $6,183.7     $5,641.4

   (1) Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% of consolidated net sales in 1999, 14% in 1998 and 15% in 1997. Sales to no other customer exceeded 10% of consolidated net sales.

   (2)  All intercompany transactions have been eliminated.

   OPERATING INCOME(3)

    Year Ended December 31,            1999        1998        1997
    -----------------------            ----        ----        ----
    (In millions)

    Household Products              $207.8      $376.7       $397.5
    Hardware &  Home Furnishings     297.4       290.2        241.1
    Office Products                  218.3       212.3        194.5
    Corporate                       (133.5)      (83.7)     (156.2)
                                   --------     -------    --------
                                     590.0       795.5        676.9
    Restructuring costs             (246.4)     (115.2)      (37.2)
                                    -------     -------      ------
                                    $ 343.6     $ 680.3     $ 639.7
                                    =======     =======     =======


   (3) Operating income is net sales less cost of products sold and SG&A expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consists principally of net interest expense, and in 1998, the net gain on the sale of Black & Decker common stock and the net gains on the sales of Stuart Hall, Newell Plastics and Decora. In calculating operating income for individual business segments, certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments.


   IDENTIFIABLE ASSETS

    December 31,                        1999        1998       1997
    ----------------------------    --------   ---------   --------
    (In millions)

    Household Products             $ 2,129.0   $ 2,286.3  $ 2,036.1
    Hardware & Home Furnishings      1,194.4       995.8      850.8
    Office Products                    720.9       643.0      520.7
    Corporate (4)                    2,679.8     2,364.1    2,367.6
                                   ---------   ---------  ---------
                                   $ 6,724.1   $ 6,289.2  $ 5,775.2
                                   =========   =========  =========

   (4) Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

   CAPITAL EXPENDITURES

    Year Ended December 31,            1999      1998        1997
    -----------------------------      ----      ----        ----
    (In millions)

    Household Products              $ 138.3   $ 213.9     $ 168.4
    Hardware & Home Furnishings        10.1      39.1        30.3
    Office Products                    33.7      24.9        26.4
    Corporate                          18.0      40.8        23.9
                                    -------   -------     -------
                                    $ 200.1   $ 318.7     $ 249.0
                                    =======   =======     =======


   DEPRECIATION AND AMORTIZATION

    Year Ended December 31,            1999      1998       1997
    -----------------------------    ------    ------    -------
    (In millions)

    Household Products               $148.7    $149.2     $140.6
    Hardware & Home Furnishings        30.4      31.2       33.4
    Office Products                    35.7      28.7       21.6
    Corporate                          56.9      54.7       52.2
                                     ------    ------     ------
                                     $271.7    $263.8     $247.8
                                     ======    ======     ======


   GEOGRAPHIC AREA INFORMATION

   NET SALES


    Year Ended December 31,            1999        1998        1997
    --------------------------     --------    --------    --------
    (In millions)

    United States                  $4,921.4    $4,825.4    $4,769.5
    Canada                            263.2       273.9       258.9
                                   --------    --------    --------
      North America                 5,184.6     5,099.3     5,028.4
    Europe                            966.9       849.8       395.4
    South America(1)                  231.0       205.3       136.8
    All other                          30.6        29.3        80.8
                                   --------    --------    --------
                                   $6,413.1    $6,183.7    $5,641.4
                                   ========    ========    ========

   (1) Includes Mexico, Venezuela and Colombia, and in 1998 and 1999, Brazil and Argentina.

   OPERATING INCOME

    Year Ended December 31,             1999       1998        1997
    ----------------------------   ---------  ---------   ---------
    (In millions)

    United States                 $   276.6   $   617.0    $  542.0
    Canada                             22.6       16.6         32.9
      North America                   299.2      633.6        574.9
    Europe                              4.5       24.0         31.3
    South America(1)                   43.6       41.2         32.9
    All other                          (3.7)     (18.5)         0.6
                                   ---------  ---------    --------
                                   $   343.6 $   680.3     $  639.7
                                   =========  =========    ========



   OPERATING INCOME

   Year Ended December 31,           1999         1998          1997
   --------------------------    --------      -------      --------
   (In millions)

   United States                 $4,813.3     $4,648.2      $4,948.6
   Canada                           157.1        207.0         253.7
     North America                4,970.4      4,855.2       5,202.3
   Europe                         1,459.8      1,135.2         400.7
   South America(1)                 273.2        276.7         118.4
   All other                         20.7         22.1          53.8
                                 --------     --------      --------

                                 $6,724.1     $6,289.2      $5,775.2
                                 ========     ========      ========



   (2) Transfers of finished goods between geographic areas are not significant.

   15.  LITIGATION

   The Company is subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business or have been assumed by the Company when it purchased certain businesses.

   As of December 31, 1999, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of December 31, 1999 ranged between $18.4 million and $22.6 million. As of December 31, 1999, the Company had a reserve equal to $21.1 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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

   Two lawsuits, which were commenced in California in 1996 against a number of companies, including a subsidiary of the Company, alleging failure to warn consumers adequately about the presence of lead in accordance with California law, were resolved during 1998-99. A national, injunction-only, class action settlement covering the Company's subsidiary and several other mini-blinds distributors and retailers was entered in the Superior Court of Passaic County, New Jersey on October 8, 1999. An additional related lawsuit filed in Illinois in 1997 against a Company subsidiary and other companies is also being dismissed pursuant to the terms of the national settlement entered in New Jersey. The Company's contribution to the settlement and related amounts was not material to the Company's consolidated financial statements.

   In December 1998, 13 companies, including a subsidiary of the Company, were named as defendants in another case involving the importation and distribution of vinyl mini-blinds containing lead. The case, filed as a Massachusetts class action in the Superior Court, alleges misrepresentation, breaches of express and implied warranties, negligence, loss of consortium and violation of Massachusetts consumer protection laws. The plaintiffs seek injunctive relief, unspecified damages, compensatory damages for personal injury and court costs.

   The Company has also been involved in a separate legal proceeding. In September 1997, an administrative law judge of the Federal Trade Commission ("F.T.C.") ruled that a major customer of a subsidiary of the Company illegally pressured manufacturers not to sell toys to warehouse clubs. Subsequent to the F.T.C. decision, numerous class action suits seeking damages on behalf of consumers were filed against the customer and certain manufacturers, including the Company's subsidiary, which was not named as a defendant in the F.T.C. suit. A settlement agreement has been entered into by the Company and the plaintiffs, including the Attorneys General for the 46 states involved in the suit and the named class plaintiffs (for themselves and the plaintiff settlement class). The parties to the case have agreed on a settlement, the monetary portion of which has been delivered to an escrow agent, and expect shortly the court's order approving the settlement. The Company's contribution to the settlement and related amounts was not material to the Company's consolidated financial statements.

   As of December 31, 1999, eight complaints were filed against the Company and certain of its officers and directors in the U.S. District Court for the Northern District of Illinois on behalf of a purported class consisting of persons who purchased common stock of the Company, Newell Co. or Rubbermaid Incorporated during the period from October 21, 1998 through September 3, 1999 or exchanged shares of Rubbermaid common stock for the Company's common stock as part of the Newell Rubbermaid merger. The complaints allege that during the relevant time period the defendants violated Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act as a result of, among other allegations, issuing false and misleading statements concerning the Company's financial condition and results of operations. The Company believes that these claims are without merit and intends to vigorously defend these lawsuits.

   Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


                                  PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


   Information regarding executive officers of the Company is included as a Supplementary Item at the end of Part I of this Form 10-K.

   Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2000 ("Proxy Statement") under the caption "Proposal 1 - Election of Directors," which information is hereby incorporated by reference herein.

   Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting," which information is hereby incorporated by reference herein.

   ITEM 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors - Information Regarding Board of Directors and Committees," under the captions "Executive Compensation - Summary Compensation Table; - Option Grants in 1999; - Option Exercises in 1999; - Pension and Retirement Plans; - Employment Security Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

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

                                   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K

   (a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K which are filed herewith pursuant to Item 8:

   Report of Independent Public Accountants

   Consolidated Statements of Income - Years Ended December 31, 1999, 1998 and 1997

   Consolidated Balance Sheets - December 31, 1999, 1998 and 1997

   Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997

   Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997

   Notes to Consolidated Financial Statements - December 31, 1999, 1998
   and 1997

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

   (b)  Reports on Form 8-K:

   None.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                               (in thousands)

                                                                             Additions
                                                                         -----------------

                                                 Balance at                             (A)                        Balance
       Allowance for                            Beginning of                         Charges to         (B)       at End of
       Doubtful Accounts                           Period           Provision      Other Accounts   Deductions     Period
       ----------------------------             -------------      -----------     --------------    ---------    --------
       For the year ended:
         December 31, 1999                         $34,157           $17,928           $1,922        ($12,137)     $41,870

         December 31, 1998                         30,075              5,488           14,028         (15,434)      34,157
         December 31, 1997                         25,890              3,870           8,321           (8,006)      30,075

     Note A - Represents recovery of accounts previously written off, along with net reserves of acquired and divested businesses.
     Note B - Represents accounts charged off.


                                             Balance at                                                        Balance at
                                             Beginning                                            (C)            End of
       Inventory Reserves                    of Period        Provision       Write-offs         Other           Period
       ----------------------               -----------     -------------    ------------    -------------     ---------
       For the year ended:
           December 31, 1999                  $113,775         $75,660        ($72,768)         $ 2,722         $119,389
           December 31, 1998                   119,179          13,338         (29,293)          10,551          113,775
           December 31, 1997                   113,487          16,821         (30,332)          19,203          119,179

     Note C - Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.


                                             Balance at                                                        Balance at
                                             Beginning                                                           End of
       Restructuring Reserves                of Period        Provision     (D) Reserves         Other           Period
       --------------------------------     ------------    -------------   -------------     -----------     ------------
       For the year ended:
           December 31, 1999                   $1,559         $246,381        ($230,010)         -              $17,930
           December 31, 1998                    1,529          115,154         (115,124)         -                1,559
           December 31, 1997                   26,483           37,200          (62,154)         -                1,529

     Note D - Represents costs charged to restructuring reserves in accordance with the restructuring plan.

                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEWELL RUBBERMAID INC.
                                           Registrant

                                           By    /s/ Dale L. Matschullat
                                                 ------------------------


                                           Date  March 29, 2000
                                                 ------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

    Signature                             Title
    ---------                             -----


    ______________________________        Chairman of the Board and
    William P. Sovey                      Director


    /s/ John J. McDonough                 Vice Chairman of the Board,
    ------------------------------        Chief Executive Officer and
    John J. McDonough                     Director (Principal Executive
                                          Officer)


    /s/ Thomas A. Ferguson, Jr.           President and Chief Operating
    ------------------------------        Officer and Director
    Thomas A. Ferguson, Jr.


    /s/ Jeffrey J. Burbach                Vice President-Controller
    ------------------------------        (Principal Accounting Officer)
    Jeffrey J. Burbach


    /s/ Dale L. Matschullat               Chief Financial Officer
    ------------------------------        (Principal Financial Officer)
    Dale L. Matschullat

    Signature                             Title
    ---------                             -----

    ______________________________        Director
    Alton F. Doody


    /s/ Scott S. Cowen                    Director
    ------------------------------
    Scott S. Cowen


    /s/ Daniel C. Ferguson                Director
    ------------------------------
    Daniel C. Ferguson


    /s/ Robert L. Katz                    Director
    ------------------------------
    Robert L. Katz

    ______________________________        Director
    Elizabeth Cuthbert Millett


    /s/ Cynthia A. Montgomery             Director
    ------------------------------
    Cynthia A. Montgomery



    /s/ Allan P. Newell                   Director
    ------------------------------
    Allan P. Newell


    /s/ Tom H. Barrett                    Director
    ------------------------------
    Tom H. Barrett


    ______________________________        Director
    Thomas J. Falk


    /s/ Wolfgang R. Schmitt               Director
    ------------------------------
    Wolfgang R. Schmitt



    /s/ Gordon R. Sullivan                Director
    ------------------------------
    Gordon R. Sullivan

    /s/ William D. Marohn                 Director
    ------------------------------
    William D. Marohn

                                                        (C)  EXHIBIT INDEX


                                               Exhibit
                                                Number     Description of Exhibit
                                              ----------   ----------------------
       Item 3.      Articles of                  3.1       Restated Certificate of Incorporation of Newell Rubbermaid
                    Incorporation and                      Inc., as amended as of March 24, 1999 (incorporated by
                    By-Laws                                reference to Exhibit 3.1 to the Company's Current Report on
                                                           Form 8-K dated March 24, 1999).

                                                 3.2       By-Laws of Newell Rubbermaid Inc, as amended through August 8,
                                                           1999 (incorporated by reference to the Company's Quarterly
                                                           Report on Form 10-Q for the quarterly period ended September
                                                           30, 1999).

       Item 4       Instruments defining         4.1       Restated Certificate of Incorporation of Newell Rubbermaid
                    the rights of security                 Inc., as amended as of March 24, 1999, is included in Item 3.1.
                    holders, including
                    indentures

                                                 4.2       By-Laws of Newell Rubbermaid Inc., as amended through August 8,
                                                           1999, are included in Item 3.2.

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






                                                             -85-





                                               Exhibit
                                                Number     Description of Exhibit
                                              ----------   ----------------------

       Item 10.     Material Contracts          *10.1      The Newell Long-Term Savings and Investment Plan, as amended and restated effective May 1, 1993 and amended through December
                                                           29, 1995  (incorporated by reference to Exhibit 10.1 to the
                                                           Company's Annual Report on Form 10-K for the year ended
                                                           December 31, 1998 (the "1998 Form 10-K")).

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

                                                *10.3      Newell Co. Deferred Compensation Plan, as amended, effective
                                                           August 1, 1980, as amended and restated effective January 1,
                                                           1997 (incorporated by reference to Exhibit 10.3 to the 1998
                                                           Form 10-K).

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

                                                *10.5      Newell Operating Company's ROI Cash Bonus Plan, effective
                                                           January 1, 1986 (incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K).

                                                *10.6      Newell Operating Company's Pension Plan for Salaried and
                                                           Clerical Employees, as amended and restated, effective January
                                                           1, 1996, as amended through June 15, 1998 (incorporated by reference to Exhibit 10.6 to the 1998 Form 10-K).

                                                *10.7      Newell Operating Company's Pension Plan for Factory and
                                                           Distribution Hourly-Paid Employees, as amended and restated
                                                           effective January 1, 1989 and amended through September 30,
                                                           1997 (incorporated by reference to Exhibit 10.7 to the 1998
                                                           Form 10-K).

                                                *10.8      Newell Operating Company's Restated Supplemental Retirement
                                                           Plan for Key Executives, effective January 1, 1982, as amended effective May 13, 1998 (incorporated by reference to Exhibit
                                                           10.8 to the 1998 Form 10-K).

                                                *10.9      Form of Employment Security Agreement with certain executive officers (incorporated by reference to Exhibit 10.10 to the
                                                           1990 Form 10-K).







                                                             -86-





                                               Exhibit
                                                Number     Description of Exhibit
                                              ----------   ----------------------

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

                                                *10.12     Newell Rubbermaid Inc. 1993 Stock Option Plan, effective
                                                           February 9, 1993, as amended May 26, 1999 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on
                                                           Form 10-Q for the quarterly period ended June 30, 1999).

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

                                                10.15      Terms Agreement dated as of July 9, 1998 among Newell Co.,
                                                           Morgan Stanley Dean Witter, Merrill Lynch, Pierce, Fenner &
                                                           Smith Incorporated, Chase Securities Inc. and First Chicago
                                                           Capital Markets, Inc. (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K dated July 9,
                                                           1998).

       Item 11.     Exhibit                       11       Statement of Computation of Earnings per Share of Common Stock.

       Item 12.     Exhibit                       12       Statement of Computation of Earnings to Fixed Charges.

       Item 21.     Subsidiaries of the          21.1      Significant Subsidiaries of the Company.
                    Registrant



                                                             -87-





                                               Exhibit
                                                Number     Description of Exhibit
                                              ----------   ----------------------

       Item 23.     Consent of experts and       23.1      Consent of Arthur Andersen LLP.
                    counsel

                                                 23.2      Consent of KPMG LLP

       Item 27.     Financial Data                27       Financial Data Schedule.
                    Schedule

       Item 99.     Additional Exhibits           99       Safe Harbor Statement.

     *  Management contract or compensatory plan or arrangement of the Company.









































                                                             -88-