Form 10-Q
period 2000-03-31
NEWELL RUBBERMAID INC
filed 2000-05-15
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2000




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

                  Yes /x/                       No /  /

      Number of shares of Common Stock outstanding (net of treasury shares) as of May 8, 2000: 266,531,372

   PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements

                      NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited, in thousands, except per share data)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   ------------------

                                                                 2000                 1999
                                                                 ----                 ----
         Net sales                                           $1,550,844           $1,516,193
         Cost of products sold                                1,142,360            1,092,885
                                                              ---------            ---------
              GROSS INCOME                                      408,484              423,308

          Selling, general and
             administrative expenses                            239,608              259,965
         Restructuring costs                                        763              178,024
         Goodwill amortization and other                         13,222               12,038
                                                               --------            ---------
              OPERATING INCOME (LOSS)                           154,891              (26,719)
                                                               --------            ---------

          Nonoperating expenses:
             Interest expense                                    27,849               25,261
             Other, net                                           3,107                3,042
                                                               --------            ---------
             Net nonoperating expenses                           30,956               28,303
                                                               --------            ---------

             INCOME (LOSS) BEFORE INCOME TAXES                  123,935              (55,022)
         Income taxes                                            47,715               23,977
                                                               --------            ---------
             NET INCOME (LOSS)                                 $ 76,220            $ (78,999)
                                                               ========            ==========

          Earnings (loss) per share:
             Basic                                             $   0.28               $(0.28)
             Diluted                                               0.28                (0.28)

              Dividends per share                              $   0.21               $ 0.20

              Weighted average shares outstanding:
                  Basic                                         274,059              281,447
                  Diluted                                       274,059              281,447

          See notes to consolidated financial statements.


                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                                    MARCH 31,    % OF       DECEMBER 31,     % OF
                                                      2000       TOTAL         1999          TOTAL
                                                    ---------    -----      ------------     -----
       ASSETS
       CURRENT ASSETS
           Cash and cash equivalents               $    8,028      0.1%      $  102,164       1.5%
           Accounts receivable, net                 1,130,110     16.9%       1,178,423      17.5%
           Inventories, net                         1,168,486     17.5%       1,034,794      15.4%
           Deferred income taxes                      237,449      3.6%         250,587       3.7%
           Prepaid expenses and other                 151,284      2.3%         172,601       2.6%
                                                    ---------     ----        ---------      ----

           TOTAL CURRENT ASSETS                     2,695,357     40.4%       2,738,569      40.7%

       MARKETABLE EQUITY SECURITIES                     9,620      0.1%          10,799       0.2%
       OTHER LONG-TERM INVESTMENTS                     68,034      1.0%          65,905       1.0%
       OTHER ASSETS                                   302,498      4.5%         335,699       5.0%
       PROPERTY, PLANT AND
           EQUIPMENT, NET                           1,565,358     23.5%       1,548,191      23.0%
       TRADE NAMES AND GOODWILL                     2,037,121     30.5%       2,024,925      30.1%
                                                    ---------     ----        ---------      ----
           TOTAL ASSETS                            $6,677,988    100.0%      $6,724,088     100.0%
                                                   ==========    ======      ==========     ======


          See notes to consolidated financial statements.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                          (Unaudited, in thousands)

                                                 MARCH 31,      % OF     DECEMBER 31,      % OF
                                                   2000        TOTAL        1999          TOTAL
                                                 ---------     -----     ------------     -----
          LIABILITIES AND
            STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
            Notes payable                       $  167,047      2.5%     $   97,291       1.4%
            Accounts payable                       361,622      5.4%        376,596       5.6%
            Accrued compensation                    90,270      1.3%        113,373       1.7%
            Other accrued liabilities              783,263     11.7%        892,481      13.3%
            Income taxes                             5,244      0.1%            -          -
            Current portion of long-term debt      150,286      2.3%        150,142       2.2%
                                                 ---------     ----      ----------      ----

            TOTAL CURRENT LIABILITIES            1,557,732     23.3%      1,629,883      24.2%

          LONG-TERM DEBT                         1,877,109     28.1%      1,455,779      21.7%
          OTHER NONCURRENT LIABILITIES             355,255      5.3%        354,107       5.3%
          DEFERRED INCOME TAXES                     83,948      1.3%         85,655       1.3%
          MINORITY INTEREST                          1,114      0.0%          1,658       0.0%
          COMPANY-OBLIGATED MANDATORILY
            REDEEMABLE CONVERTIBLE PREFERRED
            SECURITIES OF A SUBSIDIARY TRUST       500,000      7.5%        500,000       7.4%

          STOCKHOLDERS' EQUITY
            Common stock - authorized shares,
            800.0 million at $1 par value;         282,118      4.2%        282,026       4.2%
                Outstanding shares:
                     2000   282.1 million
                     1999   282.0 million
            Treasury Stock                        (405,889)    (6.0)%        (2,760)     (0.1)%
            Additional paid-in capital             213,652      3.2%        213,112       3.2%
            Retained earnings                    2,353,620     35.2%      2,334,609      34.7%
            Accumulated other comprehensive
              income                              (140,671)    (2.1)%      (129,981)     (1.9)%
                                                 ---------     ----      ----------      ----

            TOTAL STOCKHOLDERS' EQUITY           2,302,830     34.5%      2,697,006      40.1%
                                                 ---------     ----      ----------      ----
            TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY              $6,677,988    100.0%     $6,724,088     100.0%
                                                 =========    =====      ==========     =====

          See notes to consolidated financial statements.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                         FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          --------------------------

                                                             2000               1999
                                                             ----               ----
          OPERATING ACTIVITIES:
          Net income (loss)                               $  76,220          $ (78,999)
          Adjustments to reconcile net income (loss)
           to net cash provided by operating activities:
              Depreciation and amortization                  77,083             70,040
              Deferred income taxes                          12,498             16,809
              Other                                          (2,573)            35,492
          Changes in current accounts, excluding
                the effects of acquisitions:
                Accounts receivable                          61,623             20,834
                Inventories                                (135,967)           (40,660)
                Other current assets                         17,837                984
                Accounts payable                            (32,115)           (50,525)
                Accrued liabilities and other              (100,474)           (70,134)
                                                          ----------         ----------
                NET CASH USED IN
                    OPERATING ACTIVITIES                    (25,868)           (96,159)
                                                          ----------         ----------

          INVESTING ACTIVITIES:
                Acquisitions, net                           (54,445)              (727)
                Expenditures for property,
                    plant and equipment                     (81,188)           (78,119)
                Disposals of non-current assets
                    and other                                11,989             18,794
                                                          ----------         ----------

                NET CASH USED IN
                    INVESTING ACTIVITIES                 $ (123,644)         $ (60,052)
                                                          ----------         ----------











                 NEWELL RUBBERMAID INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                       (Unaudited, in thousands)

                                                         FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------

                                                            2000                1999
                                                            ----                ----

          FINANCING ACTIVITIES:
              Proceeds from issuance of debt              $ 574,537          $  615,401
              Payments on notes payable
                  and long-term debt                        (58,823)           (438,522)
              Common stock repurchased                     (402,962)                -
              Proceeds from exercised stock
                  options and other                             405              22,097
              Cash dividends                                (57,149)            (56,625)
                                                          ----------         -----------
              NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                       56,008             142,351
                                                          ----------         -----------

          Exchange rate effect on cash                        (632)              (2,836)

              DECREASE IN CASH AND
                  CASH EQUIVALENTS                          (94,136)            (16,696)

          Cash and cash equivalents at
              beginning of year                             102,164              86,554
                                                          ----------         -----------

              CASH AND CASH EQUIVALENTS AT
                END OF PERIOD                             $   8,028          $   69,858
                                                          =========          ==========

          Supplemental cash flow disclosures -
              Cash paid during the period for:
                  Income taxes                            $  24,738          $    9,130
                  Interest                                $  44,396          $   41,795

          See notes to consolidated financial statements.









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

   NOTE 2 - ACQUISITIONS AND MERGERS

   2000
   ----

        On January 24, 2000, the Company acquired Mersch SA ("Mersch"), a manufacturer and supplier of picture frames in Europe. Mersch operates as part of Newell Frames and Albums Europe.

   1999
   ----

        On April 2, 1999, the Company purchased Ateliers 28 ("Ateliers"), a manufacturer and marketer of decorative and functional drapery hardware in Europe. Ateliers operates as part of Newell Window Fashions Europe.

        On October 18, 1999, the Company purchased a controlling interest in Reynolds S.A. ("Reynolds"), a manufacturer and marketer of writing instruments in Europe. Reynolds operates as part of Sanford
   International.  As of December 31, 1999, the Company owned 100% of
   Reynolds.

        On October 29, 1999, the Company acquired the consumer products division of McKechnie plc ("McKechnie"), a manufacturer and marketer of drapery hardware and window furnishings, shelving and storage products, cabinet hardware and functional trims. The drapery hardware and window furnishings portion of McKechnie is operated as part of Newell Window Fashions Europe. The remaining portion of McKechnie operates as a separate division, Newell Hardware Europe.

        On December 29, 1999, the Company acquired Ceanothe Holding ("Ceanothe"), a manufacturer of picture frames and photo albums in Europe. Ceanothe operates as part of Newell Frames and Albums Europe.

        For these and for other minor acquisitions, the Company paid $434.4 million in cash and assumed $38.9 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The acquisition costs were allocated on a preliminary basis to the fair market value of assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $266.2 million.

        The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. These plans may include exit costs for certain plants and product lines and employee terminations associated with the integration of Ateliers into Newell Window Fashions Europe, Reynolds into Sanford International, McKechnie into Newell Window Fashions Europe and Newell Hardware Europe and Ceanothe and Mersch into Newell Frames and Albums Europe. The integration of Ateliers was finalized during the first quarter of 2000 and resulted in total integration liabilities of $4.6 million. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

        The unaudited consolidated results of operations for the three months ended March 31, 2000 and 1999 on a pro forma basis, as though the Mersch, Ateliers, Reynolds, McKechnie and Ceanothe businesses had been acquired on January 1, 1999, are as follows (in millions, except per share amounts):

                                               Three Months Ended
                                                    March 31,
                                               ------------------

                                                 2000        1999
                                                 ----        ----
        Net sales                             $1,552.9    $ 1,615.2
        Net income (loss)                     $   76.1    $   (78.8)
       Basic earnings (loss) per share       $    0.28   $    (0.28)

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

        No adjustments were made to the net assets of the combining companies to adopt conforming accounting practices or fiscal years other than adjustments to eliminate the accounting effects related to Newell's purchase of Rubbermaid's office products business ("Eldon") in 1997. Because the Newell Rubbermaid merger was accounted for as a pooling of interests, the accounting effects of Newell's purchase of Eldon were eliminated as if Newell had always owned it.

   NOTE 3 - RESTRUCTURING COSTS

        In the first quarter of 2000, the Company recorded a planned pre-tax restructuring charge of $0.8 million ($0.5 million after taxes) related primarily to costs associated with facility closures from recent non-Rubbermaid acquisitions. During 1999, the Company recorded pre-tax charges of $246.4 million ($195.7 million after tax) related primarily to the integration of the Rubbermaid businesses into Newell. The charges consisted of $39.9 million in merger transaction costs, $101.9 million in employee severance and termination benefit costs and $104.6 million in facility and product line exit costs.

        The merger transaction costs related primarily to investment banking, legal and accounting costs for the merger between Newell and Rubbermaid. Employee severance and termination benefit costs related to benefits for approximately 750 employees terminated during 1999. Such costs included $80.9 million in termination payments in accordance with employment agreements made to former Rubbermaid executives and $21.0 million in severance and termination costs at Rubbermaid's former headquarters ($5.5 million), Rubbermaid Home Products division ($6.9 million), Rubbermaid Europe division ($4.0 million), Little Tikes division ($2.7 million), Rubbermaid Commercial Products division ($0.7 million) and Newell divisions ($1.2 million). The facility and product line exit costs consisted of $72.0 million of impaired Rubbermaid centralized computer software costs, which were abandoned as a result of converting Rubbermaid onto existing Newell centralized computer software, and $32.6 million in exit costs relating to discontinued product lines ($4.8 million), the closure of seven Rubbermaid facilities ($10.2 million), write-off of assets associated with abandoned projects ($10.3 million), write-off of impaired assets ($5.7 million) and other miscellaneous exit costs ($1.6 million).

        As of March 31, 2000, $14.8 million of reserves remain for the 1999 restructuring program. These reserves consist primarily of $6.3 million for exit costs associated with the closure of four facilities, $5.9 million in contractual future maintenance costs on abandoned Rubbermaid computer software, $2.4 million for exit costs associated with discontinued product lines at Little Tikes and $0.2 million for severance and termination benefits.

   NOTE 4 - INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of the LIFO reserve, were as follows (in millions):

                                         March 31,       December 31,
                                           2000              1999
                                         ---------       ------------

        Materials and supplies          $   266.5          $   240.0
        Work in process                     166.5              149.5
        Finished products                   735.5              645.3
                                        ---------          ---------
                                        $ 1,168.5          $ 1,034.8
                                        =========          =========

   NOTE 5 - LONG-TERM MARKETABLE EQUITY SECURITIES

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

                                        March 31,     December 31,
                                          2000            1999
                                        ---------     ------------

        Aggregate market value          $     9.6      $    10.8
        Aggregate cost                       11.0           10.6
                                        ----------     ---------
        Unrealized pre-tax gain (loss)  $    (1.4)     $     0.2
                                        ==========     =========














   NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                        March 31,        December 31,
                                           2000              1999
                                        ---------        ------------

        Land                            $    62.0        $    63.4
        Buildings and improvements          705.6            691.3
        Machinery and equipment           2,202.9          2,200.7
                                        ---------        ---------
                                          2,970.5          2,955.4
        Allowance for depreciation       (1,405.1)        (1,407.2)
                                        ---------        ---------
                                        $ 1,565.4        $ 1,548.2
                                        =========        =========

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

   NOTE 7 - LONG-TERM DEBT

      Long-term debt consisted of the following (in millions):

                                        March 31,        December 31,
                                           2000              1999
                                        ---------        ------------


        Medium-term notes               $ 1,159.5        $   859.5
        Commercial paper                    854.0            718.5
        Other long-term debt                 13.9             27.9
                                        ---------        ---------
                                          2,027.4          1,605.9
        Current portion                    (150.3)          (150.1)
                                        ---------        ---------
                                        $ 1,877.1        $ 1,455.8
                                        =========        =========

        At March 31, 2000, $854.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt because the total commercial paper is not expected to be repaid within one year.



   NOTE 8 - EARNINGS PER SHARE

        The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings per share for the first quarters of 2000 and 1999 is shown below (in millions, except per share data):

                                                                        Convertible
                                        Basic        "In the Money"       Preferred           Diluted
                                        Method       Stock Options(1)   Securities(1)        Method(1)
                                        ------       ----------------   -------------        ---------
          First Quarter, 2000
          Net Income                   $   76.2         $  N/A             $  N/A           $   76.2
          Weighted average
              shares outstanding          274.1            N/A                N/A              274.1
          Earnings per Share           $   0.28            N/A                N/A           $   0.28

          First Quarter, 1999
          Net Loss                     $  (79.0)        $  N/A             $  N/A           $  (79.0)
          Weighted average
              shares outstanding          281.4            N/A                N/A              281.4
          Loss per Share               $  (0.28)           N/A                N/A           $  (0.28)


   (1) Diluted earnings per share for the three months ended March 31, 2000 and 1999 exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

   NOTE 9 - COMPREHENSIVE INCOME

        The following tables display Comprehensive Income and the components of Accumulated Other Comprehensive Income, in millions:

   Comprehensive Income:                  Three months ended March 31,
                                            2000               1999
                                          --------           --------
   Net income (loss)                      $ 76.2             $ (79.0)
   Unrealized loss on
       marketable securities                (1.0)               (1.4)

   Foreign currency translation             (9.7)              (30.4)
                                          --------           ---------
   Total Comprehensive Income (loss)      $ 65.5             $(110.8)
                                          ========           =========


                                                      Net                           Accumulated
                                                   Unrealized        Foreign          Other
                                                 Gains/(Losses)      Currency      Comprehensive
                                                  on Securities     Translation       Income
                                                  -------------     -----------    -------------
          Balance at December 31, 1999             $    0.1         $ (130.1)      $   (130.0)
          Change during three months ended
            March 31, 2000                             (1.0)            (9.7)           (10.7)
                                                   ---------        ---------       ----------
          Balance at March 31, 2000                $   (0.9)        $ (139.8)       $  (140.7)
                                                   =========        =========       ==========

     NOTE 10 - INDUSTRY SEGMENT INFORMATION

        To take full advantage of continuing global growth opportunities, the Company is implementing a management structure responsible for maximizing procurement, manufacturing and distribution synergies on a global basis. Based on this management structure, the Company is reporting its results in six business segments: Plastic Storage & Organization; Home Decor; Office Products; Infant/Juvenile Care & Play; Food Preparation, Cooking & Serving and Hardware & Tools. The segment results were as follows, in millions:

                                             Three months
   Net Sales                                ended March 31,
   ---------                              2000          1999
                                          ----          ----
   Plastic Storage & Organization         410.1        447.2
   Home Decor                             313.5        293.8
   Office Products                        253.7        243.5
   Infant/Juvenile Care & Play            231.0        221.9
   Food Preparation, Cooking
      & Serving                           173.0        173.0
   Hardware & Tools                       169.5        136.8
                                       --------     --------
                                       $1,550.8     $1,516.2
                                       ========     ========






                                             Three months
   Operating Income                         ended March 31,
   ----------------                        2000         1999
                                           ----         ----
   Plastic Storage & Organization          43.0         48.3
   Home Decor                              29.1         31.6
   Office Products                         36.8         31.1
   Infant/Juvenile Care & Play             30.1         20.3
   Food Preparation, Cooking
      & Serving                            16.9         19.3
   Hardware & Tools                        20.6         20.4
   Corporate                              (20.8)       (19.7)
                                       --------     --------
                                          155.7        151.3
   Restructuring costs                     (0.8)      (178.0)
                                       --------     --------
                                         $154.9       $(26.7)
                                       ========     ========


   Identifiable Assets                 March 31,   December 31,
   -------------------                   2000          1999
                                         ----          ----
   Plastic Storage & Organization       1,177.3      1,155.3
   Home Decor                             824.9        818.0
   Office Products                        696.5        720.9
   Infant/Juvenile Care & Play            463.7        433.9
   Food Preparation, Cooking
      & Serving                           537.4        539.8
   Hardware & Tools                       387.3        376.4
   Corporate                            2,590.9      2,679.8
                                       --------     --------
                                       $6,678.0     $6,724.1
                                       ========     ========

        Operating income is net sales less cost of products sold and selling, general and administrative expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consist principally of net interest expense. In calculating operating income for individual business segments, certain headquarter expenses of an operational nature are allocated to business segments primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments. All intercompany transactions have been eliminated and transfers of finished goods between areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.






   NOTE 11 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                2000          1999
                                                ----          ----

        Net sales                              100.0%        100.0%
        Cost of products sold                   73.7%         72.1%
                                               -----         -----
             GROSS INCOME                       26.3%         27.9%

         Selling, general and
            administrative expenses             15.5%         17.1%

        Restructuring costs                      0.0%         11.7%

        Goodwill amortization and other          0.8%          0.9%
                                               -----         -----
            OPERATING INCOME (LOSS)             10.0%         (1.8)%
                                               -----         -----

        Nonoperating expenses:
            Interest expense                     1.8%          1.7%
            Other, net                           0.2%          0.1%
                                               -----         -----
            Net nonoperating
                expenses                         2.0%          1.8%
                                               -----         -----

            INCOME (LOSS) BEFORE INCOME
                TAXES                            8.0%         (3.6)%
        Income taxes                             3.1%          1.6%
                                               -----         -----
            NET INCOME (LOSS)                    4.9%         (5.2)%
                                               =====         =====
        See notes to consolidated financial statements.

   Three Months Ended March 31, 2000 Vs. Three Months Ended March 31,
   1999
   ----------------------------------------------------------------------

        Net sales for the first three months of 2000 were $1,550.8 million, representing an increase of $34.6 million or 2.3% from $1,516.2 million in the comparable quarter of 1999.

        To take full advantage of continuing global growth opportunities, the Company is implementing a management structure responsible for maximizing procurement, manufacturing and distribution synergies on a global basis. Based on this management structure, the Company is reporting its results in six business segments: Plastic Storage & Organization; Food Preparation, Cooking & Serving; Infant/Juvenile Care & Play; Home Decor; Hardware & Tools and Office Products. Their results in the first quarter are as follows:

                                                       Percentage
   Net Sales                   2000       1999      Increase/Decrease
   ---------                   ----       ----      -----------------

   Plastic Storage &
   Organization               $410.1     $447.2          (8.3)%

   Food Preparation,
   Cooking and Serving         173.0      173.0           0.0%

   Infant/Juvenile
   Care & Play                 231.0      221.9           4.1%
                              -----------------
        Former Household
        Products Segment       814.1      842.1          (3.3)%

   Home Decor                  313.5      293.8           6.7%

   Hardware & Tools            169.5      136.8          23.9%
                              -----------------
        Former Hardware
        & Home Furnishings
        Segment                483.0      430.6          12.2%

   Office Products             253.7      243.5           4.2%
                              -----------------
        Total               $1,550.8   $1,516.2           2.3%
                            ===================

        Sales for Plastic Storage & Organization were impacted by negative foreign currency translation, product line rationalization and lower than expected sales at Rubbermaid Home Products. Results for Home Decor, Hardware & Tools and Office Products include the McKechnie, Reynolds, Ceanothe and Mersch acquisitions.


        Gross income as a percentage of net sales in the first three months of 2000 was 26.3% or $408.5 million versus 27.9% or $423.3 million in the comparable quarter of 1999. Gross margins improved due to integration cost savings at Rubbermaid Home Products, Rubbermaid Europe and Little Tikes; however, this was more than offset by negative foreign currency translation and increased raw material costs in 2000.

        Selling, general and administrative expenses ("SG&A") in the first three months of 2000 were 15.5% of net sales or $239.6 million versus 17.1% or $260.0 million in the comparable quarter of 1999.
   SG&A declined as a result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, Little Tikes, Panex and Rotring, and tight spending control at the rest of the Company's core businesses.

        In the first quarter of 2000, the Company recorded a planned pre-tax restructuring charge of $0.8 million ($0.5 million after taxes) related primarily to costs associated with facility closures from recent non-Rubbermaid acquisitions. In the first quarter of 1999, the Company recorded a pre-tax restructuring charge of $178.0 million ($154.0 million after taxes). The pre-tax charge in 1999 related to the Rubbermaid acquisition, and included $33.4 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $83.1 million and a $61.5 million write-off of impaired Rubbermaid capitalized computer software costs. Concurrent with the merger with Rubbermaid, the Company decided to integrate all Rubbermaid businesses into Newell's existing information systems, resulting in an impairment of Rubbermaid's capitalized software asset.

        Goodwill amortization and other in the first three months of 2000 were 0.8% of net sales or $13.2 million versus 0.9% or $12.0 million in the comparable quarter of 1999.

        Operating income in the first three months of 2000 was 10.0% of net sales or $154.9 million versus an operating loss of $26.7 million (or 1.8% of net sales) in the comparable quarter of 1999. Excluding restructuring costs, operating income in the first quarter of 2000 was 10.0% or $155.7 million versus 10.0% or $151.3 million in the first quarter of 1999. Substantial integration cost savings during the first quarter of 2000 were offset by higher raw material costs and negative foreign currency translation.

        Net nonoperating expenses in the first three months of 2000 were 2.0% of net sales or $31.0 million versus 1.8% of net sales or $28.3 million in the comparable quarter of 1999.

        Excluding restructuring costs in 2000 and 1999, the effective tax was 38.5% in the first quarter of 2000 versus 39.0% in the first quarter of 1999.

        Net income for the first three months of 2000 was 4.9% of net sales or $76.2 million versus a net loss of 5.2% of net sales or $79.0 million in the first three months of 1999. Diluted earnings (loss) per share were $0.28 in the first quarter of 2000 compared to $(0.28) in the first quarter of 1999. Excluding restructuring costs, net income was $76.7 million or $0.28 per share in the first quarter of 2000 versus $75.0 million or $0.27 in the first quarter of 1999.


   Liquidity and Capital Resources
   -------------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Net cash used in operating activities in the first three months of 2000 was $25.9 million compared to $96.2 million for the comparable period of 1999. The decrease in net cash used in operating activities in the first quarter of 2000 versus the first quarter of 1999 is primarily due to the year over year decrease in cash restructuring costs.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at March 31, 2000 totaled $167.0 million.

        During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At March 31, 2000, there were no borrowings under the revolving credit agreement.

        In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At March 31, 2000, $854.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

        On March 24, 2000, the Company issued $300.0 million (principal amount) of 3-Year Medium Term Notes pursuant to our universal shelf program. The securities mature on March 24, 2003, and bear a 3-month floating interest rate based on 3-month LIBOR +22 basis points. The initial interest rate was 6.5%. Proceeds were used to pay down commercial paper. Including this financing, the Company had outstanding at March 31, 2000, a total of $1,159.5 million (principal amount) of Medium Term Notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.3%.

        A universal shelf registration statement became effective in July 1999. As of March 31, 2000, $449.5 million of Company debt and equity securities may be issued under the shelf.


   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        Cash used in acquiring businesses was $54.4 million and $0.7 million in the first three months of 2000 and 1999, respectively. In the first quarter of 2000, the Company acquired Mersch and other minor acquisitions. This acquisition was accounted for as a purchase and was paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $0.8 million and $116.5 million in the first three months of 2000 and 1999, respectively. Cash payments in 1999 represent primarily employee termination benefits and other merger expenses. There are no remaining cash payments to be made associated with the restructuring charges reflected in the consolidated financial statements.

        Capital expenditures were $81.2 million and $78.1 million in the first three months of 2000 and 1999, respectively.

        Aggregate dividends paid during the first three months of 2000 and 1999 were $57.1 million ($0.21 per share) and $56.6 million ($0.20 per share), respectively.

        During the first quarter of 2000, the Company repurchased 15.5 million shares of its common stock at an average price of $26 per share, for a total purchase price of $403.0 million.

        Retained earnings increased in the first three months of 2000 by $19.0 million. Retained earnings decreased in the first three months of 1999 by $135.6 million. The decrease in 1999 was primarily due to restructuring costs of $178.0 million ($154.0 million after taxes).

        Working capital at March 31, 2000, was $1,137.6 million compared to $1,108.7 million at December 31, 1999. The current ratio at March 31, 2000 was 1.73:1 compared to 1.68:1 at December 31, 1999.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt,


   convertible preferred securities and stockholders' equity) was .44:1 at March 31, 2000 and .33:1 at December 31, 1999.

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

                                                 Time       Confidence
                           March 31, 2000       Period         Level
                           --------------       ------       ---------
     (In millions)

       Interest rates           $7.1            1 day           95%

       Foreign exchange         $1.9            1 day           95%

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

   FORWARD LOOKING STATEMENTS

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, pending legal proceeding and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and on Exhibit 99 in thereto.


















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

        As of March 31, 2000, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of March 31, 2000 ranged between $18.4 million and $22.6 million. As of March 31, 2000, the Company had a reserve equal to $21.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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


        The Company is involved in a legal proceeding relating to the importation and distribution of vinyl mini-blinds made with plastic containing lead stabilizers. In 1996, the Consumer Product Safety Commission found that such stabilizers deteriorate over time from exposure to sunlight and heat, causing lead dust to form on mini-blind surfaces and presenting a health risk to children under six years of age.

        In December 1998, 13 companies, including a subsidiary of the Company, were named as defendants in a case involving the importation and distribution of vinyl mini-blinds containing lead. The case, filed as a Massachusetts class action in the Superior Court, alleges misrepresentation, breaches of express and implied warranties, negligence, loss of consortium and violation of Massachusetts consumer protection laws. The plaintiffs seek injunctive relief, unspecified damages, compensatory damages for personal injury and court costs.

        As of March 31, 2000, eight complaints were filed against the Company and certain of its officers and directors in the U.S. District Court for the Northern District of Illinois on behalf of a purported class consisting of persons who purchased common stock of the Company, Newell Co. or Rubbermaid Incorporated during the period from October 21, 1998 through September 3, 1999 or exchanged shares of Rubbermaid common stock for the Company's common stock as part of the Newell Rubbermaid merger. The complaints allege that during the relevant time period the defendants violated Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act as a result of, among other allegations, issuing false and misleading statements concerning the Company's financial condition and results of operations. Subsequent to March 31, 2000, the eight cases were consolidated before a single judge in the United States District Court for the Northern District of Illinois, Eastern Division. The court has appointed lead plaintiffs, has approved counsel for the lead plaintiffs, has set a date for the filing of an amended and consolidated complaint and has set a briefing schedule on defendants' anticipated motion to dismiss that complaint when it is filed. The Company believes that these claims are without merit and intends to vigorously defend these lawsuits.

        Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.


   Item 6.   Exhibits and Reports on Form 8-K

             (a)  Exhibits:

             3.2 Amendment to By-laws and Amended By-Laws of Newell Rubbermaid Inc., as amended through May 11, 2000


             11.  Computation of Earnings per Share of Common Stock

             12.  Statement of Computation of Ratio of Earnings to Fixed
                  Charges

             27.  Financial Data Schedule

             (b)  Reports on Form 8-K:

        Registrant filed a Report on Form 8-K dated March 1, 2000, filing the Company's Consolidated Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of
   Operations of Newell Rubbermaid Inc. for the fiscal year ended
   December 31, 1999.







































                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWELL RUBBERMAID INC.
                                 Registrant


      Date:  May 15, 2000        /s/ Dale L. Matschullat
                                 -----------------------
                                 Dale L. Matschullat
                                 Vice President - Finance


      Date:  May 15, 2000        /s/ Brett E. Gries
                                 -------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit










