Form 10-Q
period 2000-06-30
NEWELL RUBBERMAID INC
filed 2000-08-11
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 2000


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

                  Yes /x/                       No /  /

      Number of shares of Common Stock outstanding (net of treasury shares) as of August 2, 2000: 266,574,627




   PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements

                                          NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                     (Unaudited, in thousands, except per share data)


                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                        June 30,
                                                                   -----------------                ----------------

                                                                  2000             1999             2000            1999
                                                                  ----             ----             ----            ----
       Net sales                                               $1,711,515       $1,597,314       $3,262,359     $3,113,507
       Cost of products sold                                    1,224,039        1,176,508        2,366,399      2,269,393
                                                                ---------        ---------        ---------       ---------
               GROSS INCOME                                       487,476          420,806          895,960        844,114

       Selling, general and
               administrative expenses                            221,589          322,528          461,197        582,493
       Restructuring costs                                          7,774            8,697            8,537        186,721
       Goodwill amortization and other                             12,496           12,625           25,718         24,663
                                                                ---------        ---------        ---------       ---------

               OPERATING INCOME                                   245,617           76,956          400,508         50,237
                                                                ---------        ---------        ---------       ---------

       Nonoperating expenses:
               Interest expense                                    33,988           24,440           61,837         49,701
               Other, net                                           3,475            3,246            6,582          6,288
                                                                ---------        ---------        ---------       ---------
               Net nonoperating expenses                           37,463           27,686           68,419         55,989
                                                                ---------        ---------        ---------       ---------
               INCOME (LOSS) BEFORE INCOME TAXES                  208,154           49,270          332,089         (5,752)
       Income taxes                                                80,139           19,216          127,854         43,193
                                                                ---------        ---------        ---------       ---------

               NET INCOME (LOSS)                                $ 128,015        $  30,054         $204,235      $ (48,945)
                                                                =========        =========         ========      ==========

       Earnings (loss) per share:
               Basic                                           $     0.48       $     0.11        $    0.76      $   (0.17)
               Diluted                                               0.48             0.11             0.76          (0.17)

       Dividends per share                                     $     0.21       $     0.20        $    0.42      $    0.40
       Weighted average shares outstanding:
               Basic                                              266,542          281,830          270,300        281,639
               Diluted                                            276,492          281,830          270,300        281,639

     See notes to consolidated financial statements.


                                      2



                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited, in thousands)


                                                          June 30,            % of         December 31,         % of
                                                            2000             Total             1999             Total
                                                          --------           -----         -----------          -----
       ASSETS

       CURRENT ASSETS
               Cash and cash equivalents                  $   15,897           0.2%          $ 102,164            1.5%
               Accounts receivable, net                    1,224,305          18.0%          1,178,423           17.5%
               Inventories, net                            1,200,547          17.6%          1,034,794           15.4%
               Deferred income taxes                         245,589           3.6%            250,587            3.7%
               Prepaid expenses and other                    160,703           2.4%            172,601            2.6%
                                                           ---------         -----           ---------          -----
               TOTAL CURRENT ASSETS                        2,847,041          41.8%          2,738,569           40.7%

       MARKETABLE EQUITY SECURITIES                            8,813           0.1%             10,799            0.2%

       OTHER LONG-TERM INVESTMENTS                            70,216           1.0%             65,905            1.0%

       OTHER ASSETS                                          294,678           4.3%            335,699            5.0%

       PROPERTY, PLANT AND EQUIPMENT, NET                  1,573,580          23.1%          1,548,191           23.0%

       TRADE NAMES AND GOODWILL                            2,025,027          29.7%          2,024,925           30.1%
                                                           ---------         -----           ---------          -----
               TOTAL ASSETS                               $6,819,355         100.0%         $6,724,088          100.0%
                                                          ==========         =====          ==========          =====





















                                                                3




                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)
                                                    (Unaudited, in thousands)


                                                                 June 30,            % of         December 31,         % of
                                                                   2000             Total             1999             Total
                                                                 --------           -----         -----------          -----

       LIABILITIES AND STOCKHOLDERS'
               EQUITY

       CURRENT LIABILITIES
               Notes payable                                      $ 72,031            1.1%         $   97,291          1.4%
               Accounts payable                                    340,930            5.0%            376,596          5.6%
               Accrued compensation                                103,883            1.5%            113,373          1.7%
               Other accrued liabilities                           809,550           11.9%            892,481         13.3%
               Income taxes                                         54,416            0.8%                -             -
               Current portion of long-term debt                   150,015            2.2%            150,142          2.2%
                                                                 ---------          -----           ---------         -----
               TOTAL CURRENT LIABILITIES                         1,530,825           22.5%         1,629,883          24.2%

       LONG-TERM DEBT                                            2,008,218           29.4%         1,455,779          21.7%

       OTHER NON-CURRENT LIABILITIES                               350,894            5.1%           354,107           5.3%

       DEFERRED INCOME TAXES                                        85,017            1.3%            85,655           1.3%
       MINORITY INTEREST                                             1,137            0.0%             1,658           0.0%

       COMPANY-OBLIGATED MANDATORILY REDEEMABLE
         CONVERTIBLE PREFERRED SECURITIES OF A
         SUBSIDIARY TRUST                                          500,000            7.3%           500,000           7.4%

       STOCKHOLDERS' EQUITY
               Common stock - authorized shares,
                 800.0 million at $1 par value;                    282,122            4.1%           282,026           4.2%
               Outstanding shares:
                        2000    282.1 million
                        1999    282.0 million
               Treasury stock                                     (407,459)         (5.9)%            (2,760)        (0.1)%
               Additional paid-in capital                          214,017            3.1%           213,112           3.2%
               Retained earnings                                 2,425,604           35.6%         2,334,609          34.7%
               Accumulated other comprehensive income             (171,020)         (2.5)%          (129,981)        (1.9)%
                                                                ----------          -----         ----------         -----

       TOTAL STOCKHOLDERS' EQUITY                                2,343,264           34.4%         2,697,006          40.1%
                                                                ----------           -----        ----------         -----
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $6,819,355          100.0%        $6,724,088         100.0%
                                                                ==========          ======        ==========         =====

     See notes to consolidated financial statements.

                                                                4


                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)


                                                                               For the Six Months Ended
                                                                                      June 30,
                                                                               ------------------------
                                                                              2000                 1999
                                                                              ----                 ----
       OPERATING ACTIVITIES:

       Net Income (loss)                                                 $  204,235             $(48,945)
       Adjustments to reconcile net income (loss)
               to net cash provided by operating activities:
               Depreciation and amortization                                154,153              141,265
               Deferred income taxes                                          6,270               18,808
               Other                                                         (4,851)             111,354
       Changes in current accounts, excluding the
               effects of acquisitions:
               Accounts receivable                                          (37,745)            (107,623)
               Inventories                                                 (171,959)             (93,204)
               Other current assets                                           6,824              (33,532)
               Accounts payable                                             (39,742)              (2,306)
               Accrued liabilities and other                                (13,910)              38,279
                                                                         ----------           ----------

       NET CASH PROVIDED BY
               OPERATING ACTIVITIES                                      $  103,275           $   24,096
                                                                         ----------           ----------

       INVESTING ACTIVITIES:
               Acquisitions, net                                         $  (68,147)          $  (35,334)
               Expenditures for property, plant and equipment              (159,067)             (89,031)
               Disposals of non-current assets and other                      8,302               11,250
                                                                         ----------           ----------

       NET CASH USED IN INVESTING ACTIVITIES                             $ (218,912)          $ (113,115)
                                                                         ----------           ----------













                                                                5




                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)



                                                                              For the Six Months Ended
                                                                                     June 30,
                                                                              ------------------------

                                                                              2000              1999
                                                                              ----               ----

       FINANCING ACTIVITIES:
             Proceeds from issuance of debt                                $ 768,075          $719,424
             Payments on notes payableand long-term debt                    (219,176)         (577,889)
             Proceeds from exercised stock options and other                    (989)           25,963
             Common stock repurchase                                        (402,962)              -
             Cash dividends                                                 (113,121)         (112,989)
                                                                           ---------          --------

               NET CASH PROVIDED BY FINANCING ACTIVITIES                   $  31,827          $ 54,509
                                                                           ---------          --------

       Exchange rate effect on cash                                           (2,457)           (3,048)
               DECREASE IN CASH AND CASH EQUIVALENTS                       $ (86,267)        $ (37,558)

       Cash and cash equivalents at beginning of year                        102,164            86,554
                                                                           ---------         ---------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  15,897         $  48,996
                                                                           =========         =========

       Supplemental cash flow disclosures -
               Cash paid during the period for:
                        Income taxes                                       $  49,626        $  87,327
                        Interest                                           $  79,199        $  60,903

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


   NOTE 2 - ACQUISITIONS

        The Company acquired Mersch SA ("Mersch") on January 24, 2000 and Brio on May 24, 2000. Both are manufacturers and suppliers of picture frames in Europe, and now operate as part of Newell Frames and Albums Europe.

        For these and for other minor acquisitions, the Company paid $47.3 million in cash and assumed $10.4 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $29.3 million.

        The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. These plans may include exit costs for certain plants and product lines and employee terminations associated with the integrations. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

        The unaudited consolidated results of operations for the six months ended June 30, 2000 and 1999 on a pro forma basis, as though the Mersch and Brio businesses (as well as the 1999 acquisitions of Ateliers 28, Reynolds, McKechnie and Ceanothe) had been acquired on January 1, 1999, are as follows:

                                                 Six Months Ended
                                                     June 30,
                                                 ----------------
                                             (in millions, except per
                                                  share amounts)

                                                2000          1999
                                                ----          ----

    Net sales                                  $3,275.8    $3,314.2
    Net income (loss)                          $  204.0    $  (48.4)
    Basic earnings (loss per share)            $    0.75   $   (0.17)


   NOTE 3 - RESTRUCTURING COSTS

        In the first six months of 2000, the Company recorded a pre-tax restructuring charge of $8.5 million ($5.2 million after taxes). This restructuring charge included primarily severance and facility exit costs associated with the integration of the Rubbermaid businesses into Newell.

        As of June 30, 2000, $14.3 million of reserves remain for the 1999 restructuring program. These reserves consist primarily of $6.5 million for exit costs associated with the closure of four facilities, $ 5.3 million in contractual future maintenance costs on abandoned Rubbermaid computer software, $2.4 million for exit costs associated with discontinued product lines at Little Tikes and $0.1 million for severance and termination benefits.


   NOTE 4 - INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                              June 30,   December 31,
                                                2000         1999
                                              -------    ------------

    Materials and supplies                   $  278.5     $   240.0
    Work in process                             180.5         149.5
    Finished products                           741.5         645.3
                                             --------     ---------
                                             $1,200.5     $ 1,034.8
                                             ========     =========

   NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                              June 30,   December 31,
                                                2000         1999
                                              --------    ----------

    Land                                     $    61.1     $    63.4
    Buildings and improvements                   692.1         691.3
    Machinery and equipment                    2,272.2       2,200.7
                                             ---------     ---------
                                             $ 3,025.4     $ 2,955.4
    Allowance for depreciation                (1,451.8)     (1,407.2)
                                             ---------     ---------
                                             $ 1,573.6     $ 1,548.2
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


   NOTE 6 - LONG-TERM DEBT

      Long-term debt consisted of the following (in millions):

                                              June 30,   December 31,
                                                2000         1999
                                              --------    -----------

    Medium-term notes                        $ 1,159.5     $   859.5
    Commercial paper                             993.0         718.5
    Other long-term debt                           5.7          27.9
                                             ---------      --------
                                             $ 2,158.2     $ 1,605.9
    Current portion                             (150.0)       (150.1)
                                             ---------     ---------
                                             $ 2,008.2     $ 1,455.8
                                             =========     =========


        At June 30, 2000, $993.0 million (principal amount) of long-term commercial paper was outstanding. The entire amount is classified as long-term debt because the amount is backed by long-term revolving credit.


   NOTE 7  - EARNINGS PER SHARE

        The earnings (loss) per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income (loss) by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income (loss) by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings (loss) per share for the first six months of 2000 and 1999 is shown below (in millions, except per share data):

                                                                                           Convertible
                                                      Basic          "In the money"         Preferred          Diluted
                                                      Method          stock options         Securities          Method
                                                      ------         --------------        ------------        --------
       Three months ended June 30, 2000:
       Net Income                                     $  128.0              -               $   4.1            $  132.1
       Weighted average shares outstanding               266.5             0.1                  9.9               276.5
       Earnings per Share                             $    0.48             -                    -             $    0.48

       Three months ended June 30, 1999:
       Net Income                                     $   30.1             N/A                  N/A            $   30.1
       Weighted average shares outstanding               281.8             N/A                  N/A               281.8
       Earnings per Share (1)                         $    0.11             -                    -             $    0.11

       First six months, 2000:
       Net Income                                     $  204.2             N/A                  N/A            $  204.2
       Weighted average shares outstanding               270.3             N/A                  N/A               270.3
       Earnings per Share (1)                         $    0.76             -                    -             $    0.76

       First six months, 1999:
       Net Loss                                       $  (48.9)            N/A                  N/A            $  (48.9)
       Weighted average shares outstanding               281.6             N/A                  N/A               281.6
       Loss per Share (1)                             $   (0.17)            -                    -             $   (0.17)


     (1)  Diluted earnings (loss) per share for these periods exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.


   NOTE 8 - COMPREHENSIVE INCOME (LOSS)

        The following tables display Comprehensive Income (Loss) and the components of Accumulated Other Comprehensive Income (Loss), in millions:

                                              Six months ended June 30,
                                                    2000     1999
                                                    ----     ----

    Comprehensive Income (Loss):
         Net income (loss)                        $ 204.2   $(48.9)
         Unrealized gain (loss) on
           marketable securities                     (1.4)     4.5
         Foreign currency translation               (39.6)   (29.8)
                                                  -------   ------
         Total Comprehensive Income (Loss)        $ 163.2   $(74.2)
                                                  =======   ======

                                                                        Net                               Accumulated
                                                                     Unrealized        Foreign               Other
                                                                     Gain/(Loss)       Currency           Comprehensive
                                                                    on Securities     Translation         Income (Loss)
                                                                   ---------------    -----------         -------------
     Accumulated Other Comprehensive Income (Loss):
        Balance at December 31, 1999                                 $   0.1           $  (130.1)           $  (130.0)
        Change during six months ended June 30, 2000                    (1.4)              (39.6)               (41.0)
                                                                     -------           ---------            ---------
     Balance at June 30, 2000                                        $  (1.3)          $  (169.7)           $  (171.0)
                                                                     =======           =========            =========

     NOTE 9 - INDUSTRY SEGMENT INFORMATION

        The Company's results by business segment were as follows, in millions:


                                                                  For the three months             For the six months
                                                                     ended June 30,                  ended June 30,
                                                                  --------------------             ------------------
                                                                     2000             1999            2000            1999
                                                                     ----             ----            ----            ----
                      Net Sales
               -----------------------
     Plastic Storage & Organization                                $ 443.3           $ 444.8         $ 853.4         $ 892.0
     Home Decor                                                      332.2             320.0           645.7           613.8
     Office Products                                                 367.4             332.7           621.1           576.2
     Infant/Juvenile Care & Play                                     222.7             193.0           453.7           414.9
     Hardware & Tools                                                184.4             148.2           353.9           285.0
     Food Preparation, Cooking & Serving                             161.6             158.6           334.6           331.6
                                                                  --------          --------        --------        --------
                                                                  $1,711.6          $1,597.3        $3,262.4        $3,113.5
                                                                  ========          ========        ========        ========



                                                               11





                Operating Income
            -----------------------
     Plastic Storage & Organization                                 $ 52.6           $ (71.8)          $ 95.6         $ (23.5)
     Home Decor                                                       44.6              46.9             73.7            78.5
     Office Products                                                  96.3              80.6            133.1           111.7
     Infant/Juvenile Care & Play                                      26.9               4.7             57.0            25.0
     Hardware & Tools                                                 32.1              29.9             52.7            50.3
     Food Preparation, Cooking & Serving                              20.1              16.4             37.0            35.7
     Corporate                                                       (19.3)            (21.0)           (40.1)          (40.7)
                                                                  --------            ------           ------          ------
                                                                     253.3              85.7            409.0           237.0
     Restructuring costs                                              (7.7)             (8.7)            (8.5)         (186.7)
                                                                  --------            ------           ------          ------
                                                                    $245.6             $77.0           $400.5           $50.3
                                                                  ========            ======           ======          ======



                                                     June 30,         Dec. 31,
                                                       2000             1999
                                                     --------         -------
             Identifiable Assets
          -------------------------
     Plastic Storage & Organization                   $1,176.9        $1,155.3
     Home Decor                                          804.2           818.0
     Office Products                                     825.8           720.9
     Infant/Juvenile Care & Play                         474.7           433.9
     Hardware & Tools                                    373.9           376.5
     Food Preparation, Cooking & Serving                 544.7           539.8
     Corporate                                         2,619.2         2,679.7
                                                      --------        --------
                                                      $6,819.4        $6,724.1
                                                      ========        ========

              Operating income is net sales less cost of products sold and selling, general and administrative ("SG&A") expenses, but is not affected either by nonoperating (income) expenses or by income taxes. Nonoperating (income) expenses consists principally of net interest expense. In calculating operating income for individual business segments, certain headquarter expenses of an operational nature are allocated to business segments primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments. All intercompany transactions have been eliminated and transfers of finished goods between areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.


   NOTE 10 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

   PART I

   Item 2.


                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     Results of Operations
     ---------------------

              The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                               ------------------                    ----------------
                                                             2000              1999               2000              1999
                                                             ----              ----               ----              ----
       Net sales                                            100.0%            100.0%            100.0%             100.0%
       Cost of products sold                                 71.5%             73.7%             72.5%              72.9%
                                                            -----             -----             -----              -----
            GROSS INCOME                                     28.5%             26.3%             27.5%              27.1%

       Selling, general and
          administrative expenses                            12.9%             20.2%             14.1%              18.7%
       Restructuring costs                                    0.5%              0.5%              0.3%               6.0%

       Trade names and goodwill
          amortization and other                              0.7%              0.8%              0.8%               0.8%
                                                            -----             -----             -----              -----
            OPERATING INCOME                                 14.4%              4.8%             12.3%               1.6%
                                                            -----             -----             -----              -----
       Nonoperating expenses:

            Interest expense                                  2.0%              1.8%              1.9%               1.7%
            Other, net                                        0.2%             (0.1)%             0.2%               0.1%
                                                            -----             -----             -----              -----
            Net nonoperating expenses                         2.2%              1.7%              2.1%               1.8%
                                                            -----             -----             -----              -----
            INCOME (LOSS) BEFORE INCOME TAXES                12.2%              3.1%             10.2%              (0.2)%
       Income taxes                                           4.7%              1.2%              3.9%               1.4%
                                                            -----             -----             -----              -----
            NET INCOME (LOSS)                                 7.5%              1.9%              6.3%              (1.6)%
                                                            =====             =====             =====              =====

          See notes to consolidated financial statements.


    Three Months Ended June 30, 2000 Vs. Three Months Ended June 30, 1999
    ---------------------------------------------------------------------

        Net sales for the three months ended June 30, 2000 ("second quarter") were $1,711.6 million, representing an increase of $114.3 million or 7.2% from $1,597.3 million in the comparable quarter of 1999. The increase in net sales is primarily due to contributions from Reynolds (acquired in October 1999), McKechnie (acquired in October
   1999), Ceanothe (acquired in December 1999), Mersch (acquired in January 2000), Brio (acquired in May 2000) and internal sales growth of 3.8%. The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions. Sales by business segment for the second quarter were as follows, in millions:

                                                                                     Percentage
                                                                                      Increase/
                                                    2000             1999             Decrease
                                                    ----             ----            ----------

       Plastic Storage & Organization             $  443.3         $  444.8            (0.3)%
       Food Preparation, Cooking & Serving           161.6            158.6             1.9%
       Infant/Juvenile Care & Play                   222.7            193.0            15.4%(1)
       Home Decor                                    332.2            320.0             3.8%
       Hardware & Tools                              184.4            148.2            24.4%(2)
       Office Products                               367.4            332.7            10.4%(3)
                                                  --------          -------
               Total                              $1,711.6         $1,597.3             7.2%
                                                  ========         ========

     (1)  Internal growth.
     (2) 8% Internal growth plus sales from the recent McKechnie acquisition.
     (3) 7% Internal growth plus sales from the recent Reynolds acquisition.


        Gross income as a percentage of net sales in the second quarter of 2000 was 28.5% or $487.5 million versus 26.3% or $420.8 million in the comparable quarter of 1999. Excluding charges of $3.1 million relating to recent acquisitions, gross income in the second quarter of 2000 was $490.6 million or 28.7% of net sales. Excluding charges of $38.4 million relating to the Rubbermaid merger, gross income in the second quarter of 1999 was $459.2 million, or 28.7% of per sales. Gross margins improved as a result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, and Little Tikes, this was offset by increased raw material costs.

        SG&A in the second quarter of 2000 were 12.9% of net sales or $221.6 million versus 20.2% or $322.5 million in the comparable quarter of 1999. Excluding charges of $5.9 million relating to recent acquisitions, SG&A expenses were $215.7 million or 12.6% of net sales for the second quarter of 2000. Excluding charges of $89.0 million relating to the Rubbermaid merger, SG&A in the second quarter of 1999
   were 233.5 million or 14.6% of sales.   SG&A declined as a result of
   integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, Little Tikes, Panex and Rotring, and tight spending control throughout the rest of the Company's core businesses.

        In the second quarter of 2000, the Company recorded a pre-tax restructuring charge of $7.7 million ($4.8 million after taxes). The pre-tax charge included $3.2 million of facility exit costs, $3.4 million of severance costs and $1.1 million of contractual commitments and discontinued product lines primarily related to the Rubbermaid acquisition.

        In the second quarter of 1999, the Company recorded a pre-tax restructuring charge of $8.7 million ($5.3 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $3.5 million of merger costs, executive severance costs of $1.8 million and $3.4 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs.

        Trade names and goodwill amortization and other in the second quarter of 2000 were 0.7% of net sales or $12.5 million versus 0.8% or $12.6 million in the comparable quarter of 1999.

        Operating income in the second quarter of 2000 was 14.4% of net sales or $245.6 million versus operating income of 4.8% or $77.0 million in the comparable quarter of 1999. Excluding restructuring costs and other charges in 1999 and 2000, operating income in the second quarter of 2000 was 15.3% or $262.4 million versus 13.3% or $213.0 million in the second quarter of 1999. The increase in operating margins was primarily due to integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, and Little Tikes, tight spending control at our core businesses and internal sales growth. These gains were partially offset by increased raw materials costs.

        Net nonoperating expenses in the second quarter of 2000 were 2.2% of net sales or $37.5 million versus net nonoperating income of 1.7% of net sales or $27.7 million in the comparable quarter of 1999. Not nonoperating expenses increased from the prior year due to higher interest expenses as a result of the Company's increased level of debt.

        Excluding restructuring costs and other charges in 2000 and 1999, the effective tax rate was 38.5% in the second quarter of 2000 versus 39.0% in the second quarter of 1999.

        Net income for the second quarter of 2000 was $128.0 million, compared to net income of $30.1 million in the second quarter of 1999. Diluted earnings per share were $0.48 in the second quarter of 2000 compared to $0.11 in the second quarter of 1999. Excluding 2000 restructuring costs of $7.7 million ($4.8 million after taxes), other 2000 pre-tax charges of $9.0 million ($5.5 million after taxes), 1999 restructuring costs of $8.7 million ($5.3 million after taxes), and other 1999 pre-tax charges of $127.4 million ($77.7 million after taxes), net income increased $25.2 million or 22.3% to $138.3 million in the second quarter of 2000 from $113.1 million in 1999. Diluted earnings per share, calculated on the same basis, increased 30.0% to $0.52 in the second quarter of 2000 from $0.40 in the second quarter of 1999. The increases net income and earnings per share were primarily due to integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, and Little Tikes, tight spending control at our core businesses and internal sales growth. These gains were partially offset by increased raw materials costs.

      Six Months Ended June 30, 2000 Vs. Six Months Ended June 30, 1999
      -----------------------------------------------------------------

        Net sales for the first six months of 2000 were $3,262.4 million, representing an increase of $148.9 million or 4.8% from $3,113.5 million in the comparable period of 1999. The increase in net sales was primarily attributable to contributions from Reynolds (acquired in October 1999), McKechnie (acquired in October 1999), Ceanothe (acquired in December 1999), Mersch (acquired in January 2000), Brio (acquired May 2000) and 1.5% internal sales growth. Segment results for the six months ended June 30, 2000 were as follows, in millions:

                                                                 Percentage
                                                                  Increase/
                                              2000      1999      Decrease
                                              ----      ----     ----------

    Plastic Storage & Organization         $  853.4   $  892.0      (4.3)%
    Food Preparation, Cooking & Serving       334.6      331.6       0.9%
    Infant/Juvenile Care & Play               453.7      414.9       9.4%(1)
    Home Decor                                645.7      613.8       5.2%
    Hardware & Tools                          353.9      285.0      24.2%(2)
    Office Products                           621.1      576.2       7.8%(3)
                                           --------   --------      ----
         Total                             $3,262.4   $3,113.5        4.8%
                                           ========   ========

    (1) Internal growth.
    (2) 6% Internal growth plus sales from the recent McKechnie acquisition.
    (3) 6% Internal growth plus sales from the recent Reynolds acquisition.

        Gross income as a percentage of net sales in the first six months of 2000 was 27.5% or $896.0 million versus 27.1% or $844.1 million in the comparable period of 1999. Excluding charges of $3.1 million relating to recent acquisitions, gross income in the first six months of 2000 was $899.1 million or 27.6% of net sales. Excluding 1999 charges of $38.4 million relating to the Rubbermaid merger, gross income for the six months ended June 30, 1999 was $882.5 million or 28.3% of net sales. Gross margins improved due to integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, and Little Tikes. This was more than offset by increased raw material costs.

        Selling, general and administrative expenses ("SG&A") in the first six months of 2000 were 14.1% of net sales or $461.2 million versus 18.7% or $582.5 million in the comparable period of 1999. Excluding charges of $5.9 million relating to recent acquisitions, SG&A in the first six months of 2000 was $455.3 million or 14.0% of net sales. Excluding 1999 charges of $89.0 million relating to the Rubbermaid merger, SG&A for the six months ended June 30, 1999 were $493.5 million or 15.9% of net sales. SG&A declined as a result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, Little Tikes, Panex and Rotring, and tight spending control throughout the rest of the Company's core businesses.

        In the first six months of 2000, the Company recorded a pre-tax restructuring charge of $8.5 million ($5.2 million after taxes). The 2000 restructuring charge primarily included severance and facility exit costs associated with the Rubbermaid acquisition.

        In the first six months of 1999, the Company recorded a pre-tax restructuring charge of $186.7 million ($159.3 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $36.8 million of merger costs (investment banking, legal and accounting fees), executive severance costs of $85.1 million and $64.8 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs.

        Trade names and goodwill amortization and other in the first six months of 2000 were 0.8% of net sales or $25.7 million versus 0.8% or $24.7 million in the first six months of 1999.

        Operating income in the first six months of 2000 was 12.3% of net sales or $400.5 million versus 1.6% or $50.2 million in the comparable period of 1999. Excluding restructuring costs and other charges in 1999 and 2000, operating income in the first six months of 2000 was 12.8% or $418.0 million versus 11.7% or $364.3 million in the first six months of 1999. The increase in operating margins was primarily due to integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, and Little Tikes, tight spending control at our core businesses and internal sales growth. These gains were partially offset by increased raw materials costs.

        Net nonoperating expenses in the first six months of 2000 were 2.1% of net sales or $68.4 million versus net nonoperating income of 1.8% of net sales or $56.0 million in the comparable period of 1999. Net nonoperating expenses increased from the prior year due to higher interest expense as a result of the Company's increased level of debt.

        Excluding restructuring costs and other gains and charges in 2000 and 1999, the effective tax rate was 38.5% in the first six months of 2000 versus 39.0% in the first six months of 1999.

        The net income for the first six months of 2000 was $204.2 million, compared to a net loss of $48.9 million in the first six months of 1999. Diluted earnings (loss) per share were $0.76 in the first six months of 2000 compared to $(0.17) in the first six months of 1999. Excluding 2000 restructuring costs of $8.5 million ($5.2 million after taxes), other 2000 pre-tax charges of $9.0 million ($5.5 million after taxes), 1999 restructuring costs of $186.7 million ($159.3 million after taxes), and other 1999 pre-tax charges of $127.4 million ($77.7 million after taxes), net income increased $26.9 million or 14.3% to $215.0 million the first six months of 2000 versus $188.1 million in 1999. Diluted earnings per share, calculated on the same basis, increased 19.4% to $0.80 in the first six months of 2000 versus $0.67 in the first six months of 1999. The increases in net income and earnings per share were primarily due to integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, and Little Tikes, tight spending control at our core businesses and internal sales growth. These gains were partially offset by increased raw materials costs.

   Liquidity and Capital Resources
   ----------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Cash provided from operating activities in the first six months ended June 30, 2000 was $103.3 million compared to $24.1 million for the comparable period of 1999. The increase in net cash provided from operating activities in 2000 versus 1999 is primarily due to the year over year improved operating results.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at June 30, 2000 totaled $72.0 million.

        During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At June 30, 2000, there were no borrowings under the revolving credit agreement.

        In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At June 30, 2000, $993.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

        On March 24, 2000, the Company issued $300.0 million (principal amount) of 3-Year Medium Term Notes pursuant to its universal shelf program. The securities mature on March 24, 2003, and bear a 3-month floating interest rate based on 3-month LIBOR +22 basis points. The initial interest rate was 6.5%. Proceeds were used to pay down commercial paper. Including this financing, the Company had outstanding at June 30, 2000, a total of $1,159.5 million (principal amount) of Medium Term Notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.3%.

        A universal shelf registration statement became effective in July 1999. As of June 30, 2000, $449.5 million of Company debt and equity securities may be issued under the shelf.

   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        Cash used in acquiring businesses was $68.1 million and $35.3 million in the first six months of 2000 and 1999, respectively. In the first six months of 2000, the Company acquired Mersch and Brio and made other minor acquisitions for cash purchase prices totaling $47.3 million. In the first six months of 1999, the Company acquired Ateliers 28 for a cash purchase price of $40.3 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $7.6 million and $121.7 million in the first six months of 2000 and 1999, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses.

        Capital expenditures were $159.1 million and $89.0 million in the first six months of 2000 and 1999, respectively.

        Aggregate dividends paid during the first six months of 2000 and 1999 were $113.1 million ($0.42 per share) and $113.0 million ($0.40 per share), respectively.

        During the first six months of 2000, the Company repurchased 15.5 million shares of its common stock at an average price of $26 per share, for a total cash price of $403.0 million.

        Retained earnings increased in the first six months of 2000 by $91.0 million. Retained earnings decreased in the first six months of 1999 by $161.9 million. The difference between 1999 and 2000 was primarily due to improved operating results in 2000 and 1999 restructuring costs of $186.7 million ($159.3 million after taxes) and other pre-tax charges of $127.4 million ($77.7 million after taxes).

        Working capital at June 30, 2000 was $1,316.2 million compared to $1,108.7 million at December 31, 1999. The current ratio at June 30, 2000 was 1.86:1 compared to 1.68:1 at December 31, 1999.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .44:1 at June 30, 2000 and .33:1 at December 31, 1999.

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

                            June 30,     Time     Confidence
                              2000      Period       Level
                            --------    ------    ----------
    (In millions)

         Interest rates        $6.3       1 day       95%

         Foreign exchange      $4.4       1 day       95%


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

   FORWARD LOOKING STATEMENTS

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, pending legal proceeding and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results, and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in the Company's Annual Report on Form 10-K, the documents incorporated by reference therein and in Exhibit 99 in thereto.

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

        As of June 30, 2000, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of June 30, 2000 ranged between $16.0 million and $21.0 million. As of June 30, 2000, the Company had a reserve equal to $19.7 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes.

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

        As of June 30, 2000, eight complaints were filed against the Company and certain of its officers and directors in the U.S. District Court for the Northern District of Illinois on behalf of a purported class consisting of persons who purchased common stock of the Company, Newell Co. or Rubbermaid Incorporated during the period from October 21, 1998 through September 3, 1999 or exchanged shares of Rubbermaid common stock for the Company's common stock as part of the Newell Rubbermaid merger. The complaints allege that during the relevant time period the defendants violated Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act as a result of, among other allegations, issuing false and misleading statements concerning the Company's financial condition and results of operations. The eight cases were consolidated before a single judge in the United States District Court for the Northern District of Illinois, Eastern Division. The court appointed lead plaintiffs and approved counsel for the lead plaintiffs. On May 12, 2000, plaintiffs filed a consolidated amended complaint that asserts claims under Sections 11, 12, and 15 of the Securities Act of 1933 and Sections 10(b) and 20 of the Securities Exchange Act of 1934. Defendants have moved to dismiss each count of the consolidated amended complaint. That motion is fully briefed and awaiting decision. The Company believes that these claims are without merit and intends to vigorously defend these lawsuits.

        Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.

   Item 4. Submission of Matters to a Vote of the Security-Holders

   On May 10, 2000, the 2000 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

   Proposal 1. Election of a Board of Directors to hold office for a term of three years.

                                      Number of Shares
                                 --------------------------
    Nominee                          For          Withheld
    -------                          ---          --------

    Robert L. Katz               223,553,808      9,841,214
    John J. McDonough            210,503,557     22,891,465
    William P. Sovey             226,941,093      6,453,929

   Proposal 2. Ratification of Appointment of Independent Accountants. A proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to audit the consolidated balance sheet and related consolidated statements of income, stockholder's equity and comprehensive income and cash flows of the Company for 2000 was adopted, with 231,835,267 votes cast for, 861,655 votes cast against, 698,100 votes abstained and 0 broker non-votes.

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

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

                                 NEWELL RUBBERMAID INC.
                                 Registrant


   Date: August 11, 2000         /s/ Dale L. Matschullat
                                 -----------------------------------
                                 Dale L. Matschullat
                                 Vice President - Finance


   Date: August 11, 2000         /s/ Brett E. Gries
                                 -----------------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit