Form 10-Q
period 2000-09-30
NEWELL RUBBERMAID INC
filed 2000-11-14
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 2000


                        Commission File Number 1-9608

                           NEWELL RUBBERMAID INC.

           (Exact name of registrant as specified in its charter)

                DELAWARE                            36-3514169
               ---------                            ----------
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

                  Yes /x/                       No /  /

      Number of shares of Common Stock outstanding (net of treasury shares) as of October 25, 2000: 266,578,587


   PART I.   FINANCIAL INFORMATION
   Item 1.   Financial Statements


                                        NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                      (Unaudited, in thousands, except per share data)


                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                             -----------------                   -----------------

                                                             2000              1999               2000             1999
                                                             ----              ----               ----             ----
       Net sales                                          $1,686,741        $1,609,480        $4,949,100        $4,722,987
       Cost of products sold                               1,217,988         1,164,910         3,584,387         3,434,303
                                                           ---------         ---------         ---------         ---------
          GROSS INCOME                                       468,753           444,570         1,364,713         1,288,684

       Selling, general and
          administrative expenses                            214,509           267,485           675,706           849,978
       Restructuring costs                                     4,243            14,506            12,780           201,227
       Goodwill amortization and other                        13,378            12,692            39,096            37,355
                                                           ---------         ---------         ---------         ---------
          OPERATING INCOME                                   236,623           149,887           637,131           200,124

       Nonoperating expenses:
          Interest expense                                    33,184            26,012            95,021            75,713
          Other, net                                           3,440             4,634            10,022            10,922
                                                           ---------         ---------         ---------         ---------
          Net nonoperating expenses                           36,624            30,646           105,043            86,635
                                                           ---------         ---------         ---------         ---------
          INCOME BEFORE INCOME TAXES                         199,999           119,241           532,088           113,489
       Income taxes                                           77,000            46,504           204,854            89,697
                                                           ---------         ---------         ---------         ---------
          NET INCOME                                       $ 122,999         $  72,737         $ 327,234         $  23,792
                                                           =========         =========         =========         =========

       Earnings per share:
          Basic                                           $     0.46        $     0.26         $    1.22         $    0.08
          Diluted                                               0.46              0.26              1.22              0.08

       Dividends per share                                $     0.21        $     0.20         $    0.63         $    0.60

       Weighted average shares outstanding:
          Basic                                              266,567           281,937           269,056           281,738
          Diluted                                            276,500           292,041           278,987           281,738

     See notes to consolidated financial statements.


                                                                2



                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited, in thousands)


                                                            September 30,         % of          December 31,          % of
                                                                2000              Total             1999             Total
                                                            -------------         -----         ------------         -----

       ASSETS

       CURRENT ASSETS
          Cash and cash equivalents                           $   21,439           0.3%            $ 102,164           1.5%
          Accounts receivable, net                             1,236,989          18.2%            1,178,423          17.5%
          Inventories, net                                     1,170,533          17.3%            1,034,794          15.4%
          Deferred income taxes                                  260,914           3.8%              250,587           3.7%
          Prepaid expenses and other                             164,401           2.4%              172,601           2.6%
                                                               ---------          ----             ---------          ----
          TOTAL CURRENT ASSETS                                 2,854,276          42.0%            2,738,569          40.7%

       MARKETABLE EQUITY SECURITIES                                6,892           0.1%               10,799           0.2%

       OTHER LONG-TERM INVESTMENTS                                71,863           1.1%               65,905           1.0%

       OTHER ASSETS                                              308,228           4.5%              335,699           5.0%

       PROPERTY, PLANT AND EQUIPMENT, NET                      1,573,960          23.2%            1,548,191          23.0%

       TRADE NAMES AND GOODWILL                                1,973,309          29.1%            2,024,925          30.1%
                                                               ---------          ----             ---------          ----
          TOTAL ASSETS                                        $6,788,528         100.0%           $6,724,088         100.0%
                                                              ==========         =====            ==========         =====




















                                                                3







                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)
                                                    (Unaudited, in thousands)


                                                              September 30,        % of         December 31,          % of
                                                                   2000           Total             1999             Total
                                                              -------------       -----         ------------         -----

       LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES
          Notes payable                                         $ 19,501          0.3%         $     97,291           1.4%
          Accounts payable                                       343,511          5.1%              376,596           5.6%
          Accrued compensation                                   103,236          1.5%              113,373           1.7%
          Other accrued liabilities                              781,421         11.5%              892,481          13.3%
          Income taxes                                            92,523          1.3%                   -             -
          Current portion of long-term debt                      100,017          1.5%              150,142           2.2%
                                                               ---------         ----             ---------          ----
          TOTAL CURRENT LIABILITIES                            1,440,209         21.2%            1,629,883          24.2%

       LONG-TERM DEBT                                          2,064,746         30.4%            1,455,779          21.7%

       OTHER NON-CURRENT LIABILITIES                             345,477          5.1%              354,107           5.3%

       DEFERRED INCOME TAXES                                      58,877          0.9%               85,655           1.3%

       MINORITY INTEREST                                           1,181          0.0%                1,658           0.0%

       COMPANY-OBLIGATED MANDATORILY
          REDEEMABLE CONVERTIBLE PREFERRED
          SECURITIES OF A SUBSIDIARY TRUST                       500,000          7.4%              500,000           7.4%

       STOCKHOLDERS' EQUITY
          Common stock - authorized shares,
          800.0 million at $1 par value;                         282,170          4.1%              282,026           4.2%
          Outstanding shares:
             2000   282.2 million
             1999   282.0 million
          Treasury stock;                                       (407,458)        (6.0%)              (2,760)         (0.1%)
          Outstanding shares:
             2000    15.6 million
             1999     0.1 million
          Additional paid-in capital                             214,868          3.2%              213,112           3.2%
          Retained earnings                                    2,492,564         36.7%            2,334,609          34.7%
          Accumulated other comprehensive
             loss                                               (204,106)        (3.0%)            (129,981)         (1.9%)
                                                               ---------         -----            ---------         -----

       TOTAL STOCKHOLDERS' EQUITY                              2,378,038         35.0%            2,697,006          40.1%
                                                               ---------         ----             ---------          ----
       TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                $6,788,528        100.0%           $6,724,088         100.0%
                                                              ==========        =====             =========         =====


     See notes to consolidated financial statements.


                                                                4



                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)


                                                                                For the Nine Months Ended
                                                                                      September 30,
                                                                                -------------------------

                                                                                  2000             1999
                                                                                  ----             ----

       OPERATING ACTIVITIES:

       Net income                                                                327,234           23,792
       Adjustments to reconcile net income
          to net cash provided by operating activities:
          Depreciation and amortization                                          221,837          198,202
          Deferred income taxes                                                  (32,992)          25,061
          Net loss on marketable equity securities                                   -                822
          Other                                                                   (6,813)         159,323

       Changes in current accounts, excluding the
          effects of acquisitions:
          Accounts receivable                                                    (53,870)        (123,436)
          Inventories                                                           (145,570)         (57,339)
          Other current assets                                                     1,164          (12,756)
          Accounts payable                                                       (31,025)           1,416
          Accrued liabilities and other                                            4,873           73,210
                                                                               ---------          -------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 284,838        $ 288,295
                                                                               ---------        ---------
       INVESTING ACTIVITIES:
          Acquisitions, net                                                    $ (70,790)       $ (34,907)
          Expenditures for property, plant and equipment                        (240,501)        (139,726)
          Sale of marketable equity securities                                       -             11,438
          Disposals of non-current assets and other                               15,504           22,301
                                                                               ---------        ---------

       NET CASH USED IN INVESTING ACTIVITIES                                  $ (295,787)      $ (140,894)
                                                                               ---------        ---------








                                                                5




                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)


                                                                              For the Nine Months Ended
                                                                                    September 30,
                                                                              -------------------------

                                                                                2000             1999
                                                                                ----             ----

       FINANCING ACTIVITIES:
          Proceeds from issuance of debt                                       $ 831,945         $548,779
          Payments on notes payable
             and long-term debt                                                 (324,939)        (603,812)
          Proceeds from exercised stock options
             and other                                                              (147)          26,537
             Common stock repurchase                                            (402,962)             -
             Cash dividends                                                     (169,102)        (169,437)
                                                                               ---------        ---------
          NET CASH USED IN FINANCING ACTIVITIES                                $ (65,205)       $(197,933)
                                                                               ---------        ---------
       Exchange rate effect on cash                                               (4,571)          (2,040)
          DECREASE IN CASH AND CASH EQUIVALENTS
                                                                               $ (80,725)       $ (52,572)
       Cash and cash equivalents at beginning
          of year                                                                102,164           86,554
                                                                               ---------        ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  21,439        $  33,982
                                                                               =========        =========
       Supplemental cash flow disclosures -
          Cash paid during the period for:
             Income taxes                                                      $ 121,315        $ 105,995
             Interest                                                          $ 133,768        $ 100,841

     See notes to consolidated financial statements.


                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   NOTE 1 - GENERAL INFORMATION

        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments necessary to present a fair statement of the results for the periods reported, subject to normal recurring year-end adjust-ments, none of which is expected to be material. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.


   NOTE 2 - ACQUISITIONS

        The Company acquired Mersch SA ("Mersch") on January 24, 2000 and Brio on May 24, 2000. Both are manufacturers and suppliers of picture frames in Europe, and now operate as part of Newell Frames and Albums Europe.

        For these and for other minor acquisitions, the Company paid $50.8 million in cash and assumed $10.6 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $31.2 million.

        The Company began to formulate an integration plan for these acquisitions as of their respective acquisition dates. These plans may include exit costs for certain plants and product lines and employee terminations associated with the integrations. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

        The unaudited consolidated results of operations for the nine months ended September 30, 2000 and 1999 on a pro forma basis, as though the Mersch and Brio businesses (as well as the 1999 acquisi-tions of Ateliers 28, Reynolds, McKechnie and Ceanothe) had been acquired on January 1, 1999, are as follows:

                                              Nine Months Ended
                                                September 30,
                                              -----------------
                                                (in millions,
                                          except per share amounts)

                                           2000               1999
                                           ----               ----

    Net sales                           $  4,962.5          $ 5,018.6
    Net income                          $    327.0          $    24.0
    Basic earnings per share            $     1.22          $    0.09



   NOTE 3 - RESTRUCTURING COSTS

        In the first nine months of 2000, the Company recorded a pre-tax restructuring charge of $12.8 million ($7.9 million after taxes). This restructuring charge included $5.6 million of facility exit costs, $4.8 million of severance costs, $1.7 million of costs to exit contractual commitments and $0.7 million of discontinued product lines. Most of these restructuring charges were associated with the integration of the Rubbermaid businesses into Newell.

        As of September 30, 2000, $12.6 million of reserves remain. These reserves consist primarily of $5.5 million for exit costs associated with the closure of four facilities, $4.7 million in contractual future maintenance costs on abandoned Rubbermaid computer software and $2.4 million for exit costs associated with discontinued product lines at Little Tikes.


   NOTE 4 - INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                       September 30,     December 31,
                                            2000             1999
                                       -------------     ------------

    Materials and supplies              $   249.7         $   240.0
    Work in process                         179.0             149.5
    Finished products                       741.8             645.3
                                        ---------         ---------

                                        $ 1,170.5         $ 1,034.8
                                        =========         =========

   NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                       September 30,     December 31,
                                            2000             1999
                                       -------------     ------------

    Land                                $    58.9         $    63.4
    Buildings and improvements              688.6             691.3
    Machinery and equipment               2,265.5           2,200.7
                                        ---------         ---------

                                        $ 3,013.0         $ 2,955.4
    Allowance for depreciation           (1,439.0)         (1,407.2)
                                        ---------         ---------
                                        $ 1,574.0         $ 1,548.2
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

   NOTE 6 - LONG-TERM DEBT

      Long-term debt consisted of the following (in millions):

                                       September 30,     December 31,
                                            2000             1999
                                       -------------     ------------

    Medium-term notes                   $ 1,109.5         $   859.5
    Commercial paper                      1,050.0             718.5
    Other long-term debt                      5.2              27.9
                                         --------          --------

                                        $ 2,164.7         $ 1,605.9
    Current portion                        (100.0)           (150.1)
                                         --------          --------
                                        $ 2,064.7         $ 1,455.8
                                         ========          ========



        At September 30, 2000, $1,050.0 million (principal amount) of long-term commercial paper was outstanding. The entire amount is classified as long-term debt because the amount is backed by a long-term revolving credit agreement.

   NOTE 7  - EARNINGS PER SHARE

        The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings per share for the first nine months of 2000 and 1999 is shown below (in millions, except per share data):

                                                                                                 Convertible
                                                              Basic         "In the money"        Preferred          Diluted
                                                              Method        stock options        Securities          Method
                                                              ------        -------------       ------------         -------
       Three months ended September 30, 2000:
       Net Income                                            $  123.0           N/A               $  4.1           $  127.1
       Weighted average
          shares outstanding                                    266.6           0.0                  9.9              276.5
       Earnings per Share                                    $   0.46            -                    -            $   0.46

       Three months ended September 30, 1999:
       Net Income                                            $   72.7           N/A                  4.1           $   76.8
       Weighted average
          shares outstanding                                    281.9           0.2                  9.9              292.0
       Earnings per Share                                    $   0.26            -                    -            $   0.26

       Nine months ended September 30, 2000:
       Net Income                                            $  327.2           N/A                 12.3           $  339.5
       Weighted average
          shares outstanding                                    269.1           0.0                  9.9              279.0
       Earnings per Share                                    $   1.22            -                    -            $   1.22

       Nine months ended September 30, 1999:
       Net Income                                            $   23.8           N/A                  0.0           $   23.8
       Weighted average
          shares outstanding                                    281.7           0.0                  0.0              281.7
       Earnings per Share (A)                                $   0.08            -                    -            $   0.08


     (A) Diluted earnings per share for this period excludes the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.


   NOTE 8 - COMPREHENSIVE INCOME (LOSS)

        The following tables display Comprehensive Income (Loss) and the components of Accumulated Other Comprehensive Income (Loss), in millions:

                                               Nine months ended
                                                 September 30,
                                               -----------------
                                               2000       1999
                                               ----       ----
    Comprehensive Income (Loss):
       Net income                            $ 327.2      $ 23.8
       Unrealized gain (loss) on                (2.6)        4.5
         marketable securities
       Foreign currency translation (loss)     (71.5)      (35.1)
                                             -------      ------

       Total Comprehensive Income (Loss)     $ 253.1       $(6.8)
                                             =======      ======

                                                       Net                Foreign            Accumulated
                                                    Unrealized            Currency              Other
                                                   Gain/(Loss)          Translation         Comprehensive
                                                  on Securities            (Loss)               Loss
                                                 ---------------        -----------         -------------
     Accumulated Other
     Comprehensive Income (Loss):
        Balance at December 31, 1999                 $  0.1              $ (130.1)            $ (130.0)
        Change during nine months
          ended  September 30, 2000                    (2.6)                (71.5)               (74.1)
                                                     ------              --------             --------

     Balance at September 30, 2000                   $ (2.5)             $ (201.6)            $ (204.1)
                                                     ======              ========             ========


     NOTE 9 - INDUSTRY SEGMENT INFORMATION

        The Company's results by business segment were as follows, in millions:

                                                        For the three months               For the nine months
                                                         ended September 30,               ended September 30,
                                                       -----------------------            --------------------
                                                       2000               1999            2000            1999
                                                       ----               ----            ----            ----
                       Net Sales
     ---------------------------------------
     Plastic Storage & Organization                  $  433.2           $ 435.9        $ 1,286.6      $ 1,327.9
     Home Decor                                         326.4             327.8            972.1          941.6
     Office Products                                    326.9             309.3            948.0          885.5
     Infant/Juvenile Care & Play                        221.5             194.4            675.2          609.3
     Hardware & Tools                                   181.1             147.7            535.0          432.7
     Food Preparation, Cooking & Serving                197.6             194.4            532.2          526.0
                                                     --------          --------         --------       --------
                                                     $1,686.7          $1,609.5         $4,949.1       $4,723.0
                                                     ========          ========         ========       ========

                    Operating Income
     ---------------------------------------

     Plastic Storage & Organization                    $ 58.0            $ 33.3          $ 153.6          $ 9.8
     Home Decor                                          43.3              40.0            117.0          118.5
     Office Products                                     62.4              46.7            195.5          158.4
     Infant/Juvenile Care & Play                         25.3              (0.8)            82.3           24.2
     Hardware & Tools                                    35.1              27.3             87.8           77.6
     Food Preparation, Cooking & Serving                 35.3              34.8             72.3           70.5
     Corporate                                          (18.6)            (16.9)           (58.6)         (57.7)
                                                       ------            ------           ------         ------
                                                        240.8             164.4            649.9          401.3
     Restructuring costs                                 (4.2)            (14.5)           (12.8)        (201.2)
                                                       ------            ------           ------         ------
                                                       $236.6            $149.9           $637.1         $200.1
                                                       ======            ======           ======         ======

                                                                    September 30,      December 31,
                                                                         2000              1999
                                                                    -------------      ------------
                  Identifiable Assets
     ---------------------------------------
     Plastic Storage & Organization                                    $1,178.3         $1,155.3
     Home Decor                                                           821.4            818.0
     Office Products                                                      745.8            720.9
     Infant/Juvenile Care & Play                                          490.1            433.9
     Hardware & Tools                                                     368.1            376.5
     Food Preparation, Cooking & Serving                                  567.4            539.8
     Corporate                                                          2,617.4          2,679.7
                                                                       --------         --------
                                                                       $6,788.5         $6,724.1
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

   NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

        Since June 1998, the Financial Accounting Standards Board ("FASB") has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. The Company is required to adopt these Statements on January 1, 2001. While the impact of the adoption of this statement is dependent on the fair value of our derivatives at the date of adoption, the impact of adopting SFAS 133, as amended, is not expected to have a material impact on the consolidated financial statements. However, the adoption of these Statements could increase volatility in earnings and other comprehensive income.

   PART I

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Results of Operations
   ---------------------

        The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                  Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                  ------------------  -----------------
                                    2000      1999      2000      1999
                                    ----      ----      ----      ----

    Net sales                      100.0%    100.0%    100.0%    100.0%
    Cost of products sold           72.2%     72.4%     72.4%     72.7%
                                   -----     -----     -----     -----
      GROSS INCOME                  27.8%     27.6%     27.6%     27.3%
    Selling, general and
      administrative expenses       12.7%     16.6%     13.7%     18.0%
    Restructuring costs              0.3%      0.9%      0.2%      4.3%
    Trade names and goodwill
      amortization and other         0.8%      0.8%      0.8%      0.8%
                                   -----     -----     -----     -----
      OPERATING INCOME              14.0%      9.3%     12.9%      4.2%
                                   -----     -----     -----     -----
    Nonoperating expenses:
      Interest expense               1.9%      1.6%      1.9%      1.6%
      Other, net                     0.2%      0.3%      0.2%      0.2%
                                   -----     -----     -----     -----
      Net nonoperating expenses      2.1%      1.9%      2.1%      1.8%
                                   -----     -----     -----     -----
      INCOME BEFORE
         INCOME TAXES               11.9%      7.4%     10.8%      2.4%
    Income taxes                     4.6%      2.9%      4.2%      1.9%
                                   -----     -----     -----     -----
      NET INCOME                     7.3%      4.5%      6.6%      0.5%
                                   =====     =====     =====     =====


        See notes to consolidated financial statements.

                  Three Months Ended September 30, 2000 Vs.
                    Three Months Ended September 30, 1999
                  ----------------------------------------

        Net sales for the three months ended September 30, 2000 ("third quarter") were $1,686.7 million, representing an increase of $77.2 million or 4.8% from $1,609.5 million in the comparable quarter of 1999. The increase in net sales is primarily due to contributions from Reynolds (acquired in October 1999), McKechnie (acquired in October 1999), Ceanothe (acquired in December 1999), Mersch (acquired in January 2000), Brio (acquired in May 2000) and internal sales growth of 1.9%. The Company defines internal growth as growth from the core businesses, which include continuing businesses owned more than two years and minor acquisitions. Sales by business segment for the third quarter were as follows, in millions:


                                                                Percentage
                                                                Increase/
                                             2000      1999      Decrease
                                             ----      ----      --------

    Plastic Storage & Organization        $  433.2    $ 435.9    (0.6)%
    Food Preparation, Cooking & Serving      197.6      194.4     1.6%
    Infant/Juvenile Care & Play              221.5      194.4    13.9% (1)
    Home Decor                               326.4      327.8    (0.4)%
    Hardware & Tools                         181.1      147.7    22.6% (2)
    Office Products                          326.9      309.3     5.7% (3)
                                          --------   --------

         Total                            $1,686.7   $1,609.5     4.8%
                                          ========   ========

   (1)  Internal growth.
   (2) 7.8% internal growth plus sales from the McKechnie acquisition.
   (3)  3.7% internal growth plus sales from the Reynolds acquisition.

        Gross income as a percentage of net sales in the third quarter of 2000 was 27.8% or $468.8 million versus 27.6% or $444.6 million in the comparable quarter of 1999.

        Selling, general and administrative expenses ("SG&A") in the third quarter of 2000 were 12.7% of net sales or $214.5 million versus 16.6% or $267.5 million in the comparable quarter of 1999. Excluding charges of $47.2 million relating to recent acquisitions, SG&A expenses in the third quarter of 1999 was $220.3 million or 13.7% of net sales. Excluding charges, SG&A declined as a result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, Little Tikes, Panex and Rotring, and tight spending control throughout the rest of the Company's core businesses.

        In the third quarter of 2000, the Company recorded a pre-tax restructuring charge of $4.2 million ($2.6 million after taxes). The pre-tax charge included $1.5 million of facility exit costs, $1.4 million of severance costs and $1.3 million of costs to exit contractual commitments and discontinue product lines primarily related to the Rubbermaid acquisition.

        In the third quarter of 1999, the Company recorded a pre-tax restructuring charge of $14.5 million ($8.9 million after taxes). The pre-tax charge related to the Rubbermaid acquisition, and included $1.3 million of merger costs, executive severance costs of $4.5 million and $8.7 million of exit costs primarily related to impaired Rubbermaid capitalized computer software costs and facility exit costs.

        Trade names and goodwill amortization and other in the third quarter of 2000 were 0.8% of net sales or $13.4 million versus 0.8% or $12.7 million in the comparable quarter of 1999.

        Operating income in the third quarter of 2000 was 14.0% of net sales or $236.6 million versus operating income of 9.3% or $149.9 million in the comparable quarter of 1999. Excluding restructuring costs and other charges in 1999 and 2000, operating income in the third quarter of 2000 was 14.3% or $240.9 million versus 14.6% or $234.8 million in the third quarter of 1999. The increase in operating income was primarily due to $39.3 million of cost savings and synergies achieved as a result of the Rubbermaid merger. These gains were partially offset by $34.6 million of increased raw materials costs.

        Net nonoperating expenses in the third quarter of 2000 were 2.1%
   of net sales or $36.6 million versus net nonoperating income of 1.9% or $30.6 million in the comparable quarter of 1999. The increase in net non-operating expenses is primarily due to $7.2 million of increased interest expense as a result of higher debt levels and interest rates.

        The effective tax rate was 38.5% in the third quarter of 2000 versus 39.0% in the third quarter of 1999.

        Net income for the third quarter of 2000 was $123.0 million, compared to net income of $72.7 million in the third quarter of 1999. Diluted earnings per share were $0.46 in the third quarter of 2000 compared to $0.26 in the third quarter of 1999. Excluding 2000 restructuring costs of $4.2 million ($2.6 million after taxes), 1999 restructuring costs of $14.5 million ($8.9 million after taxes), and other 1999 pre-tax charges of $70.4 million ($42.9 million after taxes), net income increased $1.0 million or 0.8% to $125.6 million in the third quarter of 2000 from $124.5 million in 1999. Diluted earnings per share, calculated on the same basis, increased 6.8% to $0.47 in the third quarter of 2000 from $0.44 in the third quarter of 1999. The increase in net income was primarily due to Rubbermaid integration cost savings. These gains were partially offset by increased raw materials costs. The increase in earings per share was primarily due to Rubbermaid integration cost savings and the impact of the stock repurchase, partially offet by increased raw materials costs.

                  Nine Months Ended September 30, 2000 Vs.
                    Nine Months Ended September 30, 1999
                  ----------------------------------------

        Net sales for the first nine months of 2000 were $4,949.1 million, representing an increase of $226.1 million or 4.8% from $4,723.0 million in the comparable period of 1999. The increase in net sales was primarily attributable to contributions from Reynolds (acquired in October 1999), McKechnie (acquired in October 1999), Ceanothe (acquired in December 1999), Mersch (acquired in January
   2000), and 1.6% internal growth. Net sales for each of the Company's segments (and the primary reasons for the increase or decrease were as follows in millions:

                                                               Percentage
                                                               Increase/
                                            2000       1999     Decrease
                                            ----       ----     --------
    Plastic Storage & Organization        $1,286.6  $1,327.9    (3.1)   %
    Food Preparation, Cooking & Serving      532.2     526.0    (1.1)   %
    Infant/Juvenile Care & Play              675.2     609.3    10.8 (1)%
    Home Decor                               972.1     941.6     3.2    %
    Hardware & Tools                         535.0     432.7    23.6 (2)%
    Office Products                          948.0     885.5     7.1 (3)%
                                          --------   -------

         Total                            $4,949.1  $4,723.0     4.8%
                                          ========  ========


   (1)  Internal growth.
   (2) 6.6% internal growth plus sales from the McKechnie acquisition.
   (3)  5.2% internal growth plus sales from the Reynolds acquisition.

        Gross income as a percentage of net sales in the first nine months of 2000 was 27.6% or $1,364.7 million versus 27.3% or $1,288.7 million in the comparable period of 1999. Excluding charges of $3.1 million relating to recent acquisitions, gross income in the first nine months of 2000 was $1,367.8 million or 27.6% of net sales. Excluding 1999 charges of $61.6 million relating to the Rubbermaid merger, gross income for the nine months ended September 30, 1999 was $1,350.3 million or 28.6% of net sales. The increase in gross income was primarily due to internal growth and cost savings related to recent acquisitions, offset by increased raw materials costs.

        Selling, general and administrative expenses ("SG&A") in the first nine months of 2000 were 13.7% of net sales or $675.7 million versus 18.0% or $850.0 million in the comparable period of 1999. Excluding charges of $5.9 million relating to recent acquisitions, SG&A in the first nine months of 2000 was $669.8 million or 13.5% of net sales. Excluding 1999 charges of $136.2 million relating to the Rubbermaid merger, SG&A for the nine months ended September 30, 1999 were $713.8 million or 15.1% of net sales. SG&A declined as a result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe, Little Tikes, Panex and Rotring, and tight spending control throughout the rest of the Company's core businesses.

        In the first nine months of 2000, the Company recorded a pre-tax restructuring charge of $12.8 million ($7.9 million after taxes). The pre-tax charge included $5.6 million of facility exit costs, $4.8 million of severance costs and $2.4 million of costs to exit contractual commitments and discontinue product lines primarily related to the Rubbermaid acquisition.

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

        Trade names and goodwill amortization and other in the first nine months of 2000 were 0.8% of net sales or $39.1 million versus 0.8% or $37.4. million in the first nine months of 1999.

        Operating income in the first nine months of 2000 was 12.9% of net sales or $637.1 million versus 4.2% or $200.1 million in the comparable period of 1999. Excluding restructuring costs and other charges in 1999 and 2000, operating income in the first nine months of 2000 was 13.3% or $658.9 million versus 12.7% or $599.1 million in the first nine months of 1999. The increase in operating margins excluding charges was primarily due to $123.1 million of cost savings and synergies achieved as a result of the Rubbermaid merger during the nine months ended September 30, 2000 and internal growth. These savings were partially offset by increased raw materials costs of $97.6 million.

        Net nonoperating expenses in the first nine months of 2000 were 2.1% of net sales or $105.0 million versus 1.8% of net sales or $86.6 million in the comparable period of 1999. Net nonoperating expenses increased due to $19.3 million higher interest expense as a result of the Company's increased level of debt and higher interest rates.

        Excluding restructuring costs and other gains and charges in 2000 and 1999, the effective tax rate was 38.5% in the first nine months of 2000 versus 39.0% in the first nine months of 1999.

        Net income for the first nine months of 2000 was $327.2 million, compared to $23.8 million in the first nine months of 1999. Diluted earnings per share were $1.22 in the first nine months of 2000 compared to $0.08 in the first nine months of 1999. Excluding 2000 restructuring costs of $12.8 million ($7.9 million after taxes), other 2000 pre-tax charges of $9.0 million ($5.5 million after taxes), 1999 restructuring costs of $201.2 million ($168.1 million after taxes), and other 1999 pre-tax charges of $197.8 million ($120.7 million after taxes), net income increased $28.0 million or 8.9% to $340.6 million the first nine months of 2000 versus $312.6 million in 1999. Diluted earnings per share, calculated on the same basis, increased 14.4% to $1.27 in the first nine months of 2000 versus $1.11 in the first nine months of 1999. The increase in net income for the nine months ended September 30, 2000 was primarily due to Rubbermaid integration cost savings, tight spending control at our core businesses and internal growth. These gains were partially offset by increased raw materials costs. The increase in earnings per share was primarily due to Rubbermaid integration cost savings, tight spending control, internal growth and the impact of the stock repurchase, partially offset by increased raw materials costs.

   Liquidity and Capital Resources
   -------------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Cash provided from operating activities in the first nine months ended September 30, 2000 was $284.8 million compared to $ 288.3 million for the comparable period of 1999. The decrease in operating cash flows is primarily a result of increased inventory levels partially offset by the increase in net income.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at September 30, 2000 totaled $19.5 million.

        During 1997, the Company amended its revolving credit agreement to increase the aggregate borrowing limit to $1.3 billion, at a floating interest rate. The revolving credit agreement will terminate in August 2002. At September 30, 2000, there were no borrowings under the revolving credit agreement.

        In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1.3 billion of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At September 30, 2000, $1,050.0 million (principal amount) of commercial paper was outstanding. The entire amount is classified as long-term debt.

        On March 24, 2000, the Company issued $300.0 million (principal amount) of 3-Year Medium Term Notes pursuant to its universal shelf program. The securities mature on March 24, 2003, and bear a 3-month floating interest rate based on 3-month LIBOR +22 basis points. The initial interest rate was 6.5%. Proceeds were used to pay down commercial paper. Including this financing, the Company had outstanding at September 30, 2000, a total of $1,109.5 million (principal amount) of Medium Term Notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.45%.

        A universal shelf registration statement became effective in July 1999. As of September 30, 2000, $449.5 million of Company debt and equity securities may be issued under the shelf.

   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        Cash used in acquiring businesses was $70.8 million and $34.9 million in the first nine months of 2000 and 1999, respectively. In the first nine months of 2000, the Company acquired Mersch and Brio and made other minor acquisitions for cash purchase prices totaling $50.8 million. In the first nine months of 1999, the Company acquired Ateliers 28 for a cash purchase price of $40.3 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $15.4 million and $127.6 million in the first nine months of 2000 and 1999, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses.

        Capital expenditures were $240.5 million and $139.7 million in the first nine months of 2000 and 1999, respectively. The increase in capital expenditures is primarily a result of increased capital spending at those divisions acquired as part of the Rubbermaid merger.

        Aggregate dividends paid during the first nine months of 2000 and 1999 were $169.1 million ($0.63 per share) and $169.4 million ($0.60 per share), respectively.

        During the first nine months of 2000, the Company repurchased
   15.5 million shares of its common stock at an average price of $26 per share, for a total cash price of $403.0 million under the company's stock repurchase program. As of September 30, 2000, the company can use up to an additional $97 million to repurchase shares under the plan.

        Retained earnings increased in the first nine months of 2000 by $158.0 million. Retained earnings decreased in the first nine months of 1999 by $145.6 million. The difference between 1999 and 2000 was due to improved operating results in 2000 versus 1999 and restructuring costs in 1999 of $201.2 million ($168.1 million after taxes) and other pre-tax charges of $197.8 million ($120.7 million after taxes).

        Working capital at September 30, 2000 was $1,414.1 million compared to $1,108.7 million at December 31, 1999. The current ratio at September 30, 2000 was 1.98:1 compared to 1.68:1 at December 31, 1999.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .43:1 at September 30, 2000 and .33:1 at December 31, 1999.

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

                             September 30,     Time       Confidence
                                  2000        Period        Level
                             -------------    ------      ---------
    (In millions)

       Interest rates             $4.7        1 day          95%
       Foreign exchange           $4.5        1 day          95%


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

        As of September 30, 2000, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of September 30, 2000 ranged between $18.0 million and $26.0 million. As of September 30, 2000, the Company had a reserve equal to $25 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long term (30 years) operation and maintenance CERCLA matters which are estimated at present value.

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

        Eight complaints were filed against the Company and certain of its officers and directors in the U.S. District Court for the Northern District of Illinois on behalf of a purported class consisting of persons who purchased common stock of the Company, Newell Co. or Rubbermaid Incorporated during the period from October 21, 1998 through September 3, 1999 or exchanged shares of Rubbermaid common stock for the Company's common stock as part of the Newell Rubbermaid merger. The complaints alleged that during the relevant time period the defendants violated the federal securities laws by issuing false and misleading statements concerning the Company's financial condition and results of operations. The cases were consolidated before a single judge of that court. The court appointed lead plaintiffs for the uncertified class and approved counsel for the lead plaintiffs. Plaintiffs then filed a Consolidated Amended Class Action Complaint consisting of six counts asserting claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act in which they alleged, among other things, that the Company and Rubbermaid Incorporated made materially false and misleading statements in documents filed with the SEC, including the registration statement filed by the Company in connection with the merger with Rubbermaid. All defendants moved to dismiss that amended complaint. On October 2, 2000 the court issued a Memorandum Opinion and Order dismissing the amended complaint for failure to state a claim upon which relief may be granted and on October 3, 2000 the court entered a judgment dismissing the complaint. Plaintiffs have moved to reconsider two aspects of the court's ruling. The court is scheduled to rule on that motion on November 15, 2000. The Company believes that these claims are without merit and intends to continue to vigorously defend these lawsuits.

        Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        3.2  Amendment to By-Laws and Amended By-laws of Newell
             Rubbermaid Inc., as amended through November 13, 2000.

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

                                 NEWELL RUBBERMAID INC.
                                 Registrant


      Date: November 14, 2000    /s/ Dale L. Matschullat
                                 --------------------------------------
                                 Dale L. Matschullat
                                 Vice President - Finance


      Date: November 14, 2000    /s/ Brett E. Gries
                                 --------------------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit