Form 10-K
period 2000-12-31
NEWELL RUBBERMAID INC
filed 2001-03-27
CIK 814453

WASHINGTON, D.C. 20549


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED                 COMMISSION FILE NUMBER
         DECEMBER 31, 2000                              1-9608

                           NEWELL RUBBERMAID INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


              DELAWARE                               36-3514169
          (State or other                         (I.R.S. Employer
          jurisdiction of                        Identification No.)
          incorporation or
           organization)


           Newell Center
     29 East Stephenson Street
        Freeport, Illinois                           61032-0943
       (Address of principal                          (Zip Code)
         executive offices)

        Registrant's telephone number, including area code:(815) 235-4171

        Securities registered pursuant to Section 12(b) of the Act:

                                               NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                     ON WHICH REGISTERED
        -------------------                    ----------------------

   Common Stock, $1 par value              New York Stock Exchange
   per share, and associated               Chicago Stock Exchange
   Common Stock Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
   days.     Yes  [X]  No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        There were 282.2 million shares of the Registrant's Common Stock outstanding as of December 31, 2000. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by non-affiliates of the Registrant was approximately $6,420 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                  PART III

   Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 9, 2001.

   ITEM 1.   BUSINESS

        "Newell" or the "Company" refers to Newell Rubbermaid Inc. alone or with its wholly-owned subsidiaries, as the context requires.

   GENERAL
   -------

        The Company is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company's multi-product offering consists of name-brand consumer products in six business segments: Storage, Organization & Cleaning; Home Decor; Office Products; Infant/Juvenile Care & Play; Food Preparation, Cooking & Serving and Hardware & Tools. The Company's financial objectives are to achieve above-average sales and earnings per share growth, maintain a superior return on investment, increase its dividend consistent with earnings growth and maintain a conservative level of debt.

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results; and that actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report, the documents incorporated by reference herein and Exhibit 99 to this Report.

   BUSINESS SEGMENTS
   -----------------

                      STORAGE, ORGANIZATION & CLEANING
                      --------------------------------

        The Company's Storage, Organization & Cleaning business is conducted by the Rubbermaid Home Products, Rubbermaid Commercial Products, Curver (Europe) and Goody divisions. Rubbermaid Home Products and Curver design, manufacture or source, package and distribute indoor and outdoor organization, storage, and cleaning products. Rubbermaid Commercial Products designs, manufactures or sources, packages and distributes industrial and commercial waste and recycling containers, cleaning equipment, food storage, serving and transport containers, outdoor play systems and home health care products. Goody designs, sources, manufactures, packages and distributes hair care accessories.

        Rubbermaid Home Products, Rubbermaid Commercial Products, Curver and Goody primarily sell their products under the Rubbermaid{R}, Curver{R}, Carex{R}, Ace{R}, Wilhold{R} and Goody{R} trademarks.

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

                                 HOME DECOR
                                 ----------

        The Company's Home Decor business is conducted by the Levolor Home Fashions, Newell Window Furnishings, Newell Window Fashions Europe, Intercraft/Burnes and Newell Photo Fashion Europe divisions. Levolor Home Fashions and Newell Window Furnishings primarily design, manufacture or source, package and distribute drapery hardware, made-to-order and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades for the retail marketplace. Levolor Home Fashions also produces window treatment components for custom window treatment fabricators. Newell Window Fashions Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace. Intercraft/Burnes and Newell Photo Fashion Europe primarily design, manufacture or source, package and distribute wood, wood composite and metal ready-made picture frames and photo albums.

        Levolor Home Fashions, Newell Window Furnishings and Newell Window Fashions Europe primarily sell their products under the trademarks Levolor{R}, Newell{R}, LouverDrape{R}, Del Mar{R}, Kirsch{R}, Acrimo{R}, Swish{R}, Gardinia{R}, Harrison Drape{R},

   Spectrim{R}, MagicFit{R}, Riviera{R}, Levolor Cordless{TM} and Connoisseur{R}. Intercraft/Burnes primarily sells its ready-made picture frames under the trademarks Intercraft{R}, Decorel{R}, Burnes of Boston{R}, Carr{R}, Rare Woods{R} and Terragrafics{R}, while photo albums are sold primarily under the Holson{R} trademark. Newell Photo Fashion Europe primarily sells its products under the trademarks Albadecor{R} and Panodia{R}.

        Levolor Home Fashions, Newell Window Furnishings and Intercraft/ Burnes market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional account and market-specific sales managers. Newell Window Fashions Europe and Newell Photo Fashion Europe market their products to mass merchants and buying groups using a direct sales force.

         Intercraft/Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Intercraft{R}, Decorel{R} and Holson{R} products are sold primarily to mass merchants, while the remaining U.S. brands are sold primarily to department/specialty stores. Newell Photo Fashion Europe markets its products to mass merchants, buying groups and the do-it-yourself market using a direct sales force.

                               OFFICE PRODUCTS
                               ---------------

        The Company's Office Products business is conducted by the Sanford North America, Sanford International, Newell Office Products and Cosmolab divisions. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and other art supplies. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford International primarily designs and manufactures, packages and distributes ball point pens, wood-cased pencils, roller ball pens and other art supplies for the retail and distributor markets. Newell Office Products primarily designs, manufactures or sources, packages and distributes desktop accessories, computer accessories, storage products, card files and chair mats. Cosmolab primarily designs and manufactures, packages and distributes private label cosmetic pencils for commercial customers.

        Sanford primarily sells its products under the trademarks Sanford{R}, Sharpie{R}, Paper Mate{R}, Parker{R}, Waterman{R}, Eberhard Faber{R}, Berol{R}, Grumbacher{R}, Reynolds{R}, Rotring{R}, Uni-Ball{R} (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo{R}, Accent{R},

   Vis-a-Vis{R}, Expresso{R}, Liquid Paper{R}, and Mongol{R}. Newell Office Products markets its products under the Rolodex{R}, Eldon{R}, Rogers{R} and Rubbermaid{R} trademarks.

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

                         INFANT/JUVENILE CARE & PLAY
                         ---------------------------

        The Company's Infant/Juvenile Care & Play business is conducted by the Little Tikes and Graco/Century divisions. These businesses design, manufacture or source, package and distribute infant and juvenile products such as toys, high chairs, infant seats, strollers, play yards, ride-ons and outdoor activity play equipment.

        Little Tikes and Graco/Century primarily sell their products under the Little Tikes{R}, Graco{R} and Century{R} trademarks.

        Little Tikes and Graco/Century market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers.

                     FOOD PREPARATION, COOKING & SERVING
                    -------------------------------------

        The Company's Food Preparation, Cooking & Serving business is conducted by the Mirro, Panex and Calphalon cookware and bakeware divisions and the Anchor Hocking and Newell Europe glassware divisions. Mirro and Panex primarily design, manufacture, package and distribute aluminum and steel cookware and bakeware for the U.S. and Central and South America retail marketplace. In addition, Mirro designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry.
   It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Mirro's manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Calphalon primarily designs, manufactures or sources, packages and distributes hard anodized aluminum and stainless steel cookware and bakeware for the department/specialty store marketplace. Anchor Hocking and Newell Europe primarily design, manufacture, package and distribute glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa.

        Mirro and Calphalon primarily sell their products under the trademarks Mirro{R}, WearEver{R}, Calphalon{R}, Regal{R}, Panex{R}, Penedo{TM}, Rochedo{TM}, Clock{TM}, AirBake{R}, Cushionaire{R}, Concentric Air{R}, Channelon{R}, WearEver Air{R}, Club{R}, Royal Diamond{R} and Kitchen Essentials{R}. Anchor Hocking primarily sells its products under the trademarks Anchor{TM}, Anchor Hocking{R} and Oven Basics{R}. Newell Europe primarily sells its products under the trademarks of Pyrex{R}, Vision{TM} and Visions{R} (each used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam{R} and Vitri{R}.

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

                              HARDWARE & TOOLS
                              ----------------

        The Company's Hardware & Tools business is conducted by the Amerock Cabinet and Window Hardware Systems, EZ Paintr, Bernz O matic, Lee Rowan and Newell Hardware Europe divisions. Amerock Cabinet and Window Hardware Systems manufacture or source, package and distribute cabinet hardware for the retail and O.E.M. marketplace and window hardware for window manufacturers. EZ Paintr manufactures and distributes manual paint applicator products. Bernz O matic manufactures and distributes propane/oxygen hand torches. Lee Rowan primarily designs, manufactures or sources, packages and distributes wire storage and laminate products and ready-to-assemble closet organization and work shop cabinets and distributes hardware, which includes bolts, screws and mechanical fasteners. Newell Hardware Europe is a manufacturer and marketer of shelving and storage products, cabinet hardware and functional trims.

        Amerock, EZ Paintr, Bernz O matic, Lee Rowan and Newell Hardware Europe primarily sell their products under the trademarks Amerock{R}, Allison{R}, EZ Paintr{R}, Bernz O matic{R}, Dorfile{R}, Lee/Rowan{R}, System Works{R}, Douglas Kane{R}, Spur{R}, Nenplas{R}, Homelux{R}and Ashland{R}.

        Amerock, EZ Paintr, Bernz O matic and Lee Rowan market their products directly and through distributors to mass merchants, home centers, hardware distributors, cabinet shops and window manufacturers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers.

   NET SALES BY BUSINESS SEGMENT
   -----------------------------

        The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31 (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company's six business segments. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2000 and 1999, and 14% in 1998. Sales to no other customer exceeded 10% of consolidated net sales.

[CAPTION]

                                                       % of                       % of                      % of
                                         2000          total        1999         total         1998         total
                                         ----          -----        ----         -----         ----         -----
                                                          (In millions, except percentages)
       Storage, Organization &
       Cleaning                           $1,833.0        26%        $1,899.5        28%        $2,047.0       32%

       Home Decor                           1392.4        20           1370.4        21           1242.9       19
       Office Products                      1288.0        19           1218.0        18           1078.6       17
       Infant/Juvenile Care &
       Play                                  921.0        13            834.7        12            751.3       11
       Food Prep., Cooking &
       Serving                               774.4        11            782.2        12            790.0       12
       Hardware & Tools                      725.9        11            607.0          9           583.4        9
                                          --------      -----         -------      -----           -----      ---
       Total Company                      $6,934.7       100%        $6,711.8       100%        $6,493.2      100%
                                          ========       ====         =======       ====        ========      ====

   Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

   EXPORT SALES
   ------------

        The Company's export sales business, defined as sales of products made in the U.S. and sold abroad, is conducted primarily through its Newell International division. For purposes of the table immediately above, sales attributable to the Newell International division are allocated to the business segment that manufactured the products.

                               GROWTH STRATEGY
                               ---------------

        The Company's growth strategy emphasizes internal growth and acquisitions. The Company has grown internally principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. The Company has supplemented internal growth, both domestically and internationally, by acquiring businesses with brand name product lines and improving the profitability of such businesses through an integration process referred to as "Newellization." Since 1990, the Company has completed more than 20 major acquisitions (excluding Rubbermaid) representing more than $3 billion in additional sales.

   Internal Growth
   ---------------

        An important element of the Company's growth strategy is internal growth. Internal growth is accomplished through introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than two years and minor acquisitions. The Company's goal is to achieve above-average internal growth.

   ACQUISITIONS AND INTEGRATION
   ----------------------------

        ACQUISITION STRATEGY
        --------------------

        The Company supplements internal growth by acquiring businesses and product lines with a strategic fit with the Company's existing businesses. It also seeks to acquire product lines with a number one or two position in the markets in which they compete, [USER BRANDS], a low technology level, a long product life cycle and the potential to reach the Company's standard of profitability. In addition to adding entirely new product lines, the Company uses acquisitions to round out existing businesses and fill gaps in its product offering, add new customers and distribution channels, expand shelf space for the Company's products with existing customers, and improve operational efficiency through shared resources. The Company intends to continue to pursue acquisition opportunities to complement internal growth.

        NEWELLIZATION
        -------------

        "Newellization" is the Company's well-established profit improvement and productivity enhancement process that is applied to integrate newly acquired product lines. The Newellization process includes establishing a more focused business strategy, improving customer service, reducing corporate overhead through centralization of administrative functions and tightening financial controls. In integrating acquired businesses, the Company typically centralizes accounting systems, capital expenditure approval, cash management, order processing, billing, credit, accounts receivable and data processing operations. To enhance efficiency, Newellization also focuses on improving manufacturing processes, eliminating non-productive lines, reducing inventories, increasing accounts receivable turnover, extending accounts payable terms and trimming excess costs. The Newellization process usually takes approximately two to three years to complete.

   Selective Globalization
   -----------------------

        The Company is pursuing selective international opportunities to further its internal growth and acquisition objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Europe, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company's domestic customers whose businesses are growing internationally. The Company's recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 25% of total sales in 2000 from 23% in 1999 and 22% in 1998.

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

   On-Time Delivery
   ----------------

        A critical element of the Company's customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enables the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers. For 2000, approximately 98% of the items ordered by customers were shipped on time, typically within two to three days of the customer's order.

   Marketing
   ---------

        The Company's objective is to develop long-term, mutually beneficial partnerships with its customers and become their supplier of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name staple products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.

        The Company's marketing skills help customers stimulate store traffic and sales through timely advertising and innovative promotions. The Company also assists customers in differentiating their offerings by customizing products and packaging. Through self-selling packaging and displays that emphasize good-better-best value relationships, retail customers are encouraged to trade up to higher-value, best quality products.

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

   Corporate Structure
   -------------------

        By decentralizing its manufacturing and marketing efforts while centralizing key administrative functions, the Company seeks to foster a responsive entrepreneurial culture. The Company's divisions concentrate on designing, manufacturing, marketing, selling their products and servicing their customers, which facilitates product development and responsiveness to customers. Administrative functions that are centralized at the corporate level include cash management, accounting systems, capital expenditure approvals, order processing, billing, credit, accounts receivable, data processing operations and legal functions. Centralization concentrates technical expertise in one location, making it easier to observe overall business trends and manage the Company's businesses.

   Backlog
   -------

        The dollar value of unshipped factory orders is not material.

   Seasonal Variations
   -------------------

        The Company's product groups are only moderately affected by seasonal trends. The Storage, Organization & Cleaning, Infant/Juvenile Care & Play and Food Preparation, Cooking & Serving business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Home Decor and Hardware & Tools business segments have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Office Product business segment has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made.

   Foreign Operations
   ------------------

        Information regarding the Company's 2000, 1999 and 1998 foreign operations is included in Note 14 to the consolidated financial statements and is incorporated by reference herein.

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

   Competition
   -----------
        The Company competes with numerous other manufacturers and distributors of consumer products, many of which are large and well-established. The Company's principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers, many of which have strong bargaining power with suppliers. This environment significantly limits the Company's ability to recover cost increases through selling prices. Other trends among retailers are to foster high levels of competition among suppliers, to demand that manufacturers supply innovative new products and to require suppliers to maintain or reduce product prices and deliver products with shorter lead times. Another trend, in the absence of a strong new product development effort or strong end-user brands, is for the retailer to import generic products directly from foreign sources.
   The combination of these market influences has created an intensely competitive environment in which the Company's principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service.

        For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal-Mart (including Sam's Club), accounted for approximately 15% of net sales in 2000. Other top ten customers included Toys 'R Us, The Home Depot, Kmart, Target, Lowe's, The Office Depot, JCPenney, United Stationers, and Sears.

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

   EMPLOYEES
   ---------

        The Company has approximately 48,800 employees worldwide, of whom 5,884 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.


   ITEM 2. PROPERTIES
   ------------------

        The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment:
   Storage, Organization & Cleaning; Home Decor; Office Products; Infant/Juvenile Care & Play; Food Preparation, Cooking & Serving; and Hardware & Tools. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of our products. The Company also maintains sales offices throughout the United States and the world. The executive offices are located in Beloit, Wisconsin, which is an owned facility occupying approximately 9,000 square feet. The corporate offices are located in Illinois in owned facilities at Freeport (approximately 91,000 square feet) and in owned and leased space in Rockford (approximately 8,700 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company's properties are generally in good condition, well-maintained, and are suitable and adequate to carry on the Company's business.

                                                                       OWNED OR
         BUSINESS                                                       LEASED
          SEGMENT          LOCATION                  CITY                                     GENERAL CHARACTER
     Storage, Organization & Cleaning
                     AZ                  Phoenix                           L     Commercial Products
                     Mexico              Cadereyta                         O     Commercial Products
                     TN                  Cleveland                         O     Commercial Products -- 2 facilities
                     Mexico              Monterrey                         L     Commercial Products
                     VA                  Winchester                       O/L    Commercial Products -- 2 facilities
                     AZ                  Phoenix                           O     Home Products
                     France              Amiens                            O     Home Products
                     France              Grossiat                          O     Home Products
                     France              Lomme                             L     Home Products
                     Germany             Dreieich                          O     Home Products
                     Hungary             Debrecen                          L     Home Products
                     IA                  Centerville                      O/L    Home Products -- 2 facilities
                     Mexico              Cartagena                         O     Home Products
                     Mexico              Tultitlan                         O     Home Products
                     NC                  Greenville                        O     Home Products
                     Netherlands         Brunssum                          O     Home Products
                     OH                  Mogadore                          O     Home Products

                                                               15





                                                                       OWNED OR
         BUSINESS                                                       LEASED
          SEGMENT          LOCATION                  CITY                                     GENERAL CHARACTER
                     OH                  Wooster                           O     Home Products
                     Canada              Mississauga                       O     Home Products
                     Poland              Seupsk                            O     Home Products
                     Spain               Zaragoza                          O     Home Products
                     TX                  Cleburne                          O     Home Products
                     TX                  Greenville                        O     Home Products
                     TX                  Wills Point                       L     Home Products
                     UK                  Corby                             O     Home Products
                     Netherlands         Goirle                            O     Home Products
                     KS                  Winfield                          O     Home Products -- 2 facilities
                     MO                  Farmington                        O     Outdoor Play Systems
                     Canada              Paris                             L     Outdoor Play Systems
                     GA                  Manchester                        O     Hair Accessories
                     GA                  Columbus                         O/L    Hair Accessories -- 2 facilities

     HOME DECOR
                     Canada              Toronto                           O     Picture Frames
                     France              La Ferte Milon                    O     Picture Frames
                     France              Neunge Sur Beuvron                O     Picture Frames
                     France              St. Laurent Sur Gorre             O     Picture Frames
                     Mexico              Durango                           O     Picture Frames
                     Mexico              Tijuana                           L     Picture Frames
                     NC                  Statesville                      O/L    Picture Frames
                     TX                  Laredo                            L     Picture Frames
                     TX                  Taylor                            O     Picture Frames
                     NH                  Claremont                        O/L    Picture Frames & Photo Albums
                     Mexico              Ciudad Juarez                     L     Window Treatments
                     AZ                  Bisbee                            L     Window Treatments
                     Canada              Calgary                           L     Window Treatments
                     Canada              Toronto                           L     Window Treatments
                     Denmark             Hornum                            O     Window Treatments
                     France              Feuquieres-en-Vimeu               O     Window Treatments
                     France              Tremblay-les-Villages             O     Window Treatments
                     GA                  Athens                            O     Window Treatments
                     Germany             Borken                            L     Window Treatments
                     Germany             Isny                              O     Window Treatments
                     IL                  Freeport                         O/L    Window Treatments
                     IL                  South Holland                     L     Window Treatments
                     Italy               Como                              O     Window Treatments
                     Italy               Frosinone                         O     Window Treatments
                     MI                  Sturgis                           O     Window Treatments
                     NC                  High Point                        O     Window Treatments
                     NJ                  Rockaway                          L     Window Treatments
                     PA                  Shamokin                          O     Window Treatments
                     Spain               Vitoria                           O     Window Treatments
                     Sweden              Anderstorp                        O     Window Treatments
                     Sweden              Malmo                             O     Window Treatments
                     TX                  Waco                              O     Window Treatments
                     UK                  Ashbourne                         O     Window Treatments

                                                               16





                                                                       OWNED OR
         BUSINESS                                                       LEASED
          SEGMENT          LOCATION                  CITY                                     GENERAL CHARACTER
                     UK                  Birmingham                       O/L    Window Treatments
                     UK                  Tamworth                          O     Window Treatments
                     UK                  Watford Herts                     L     Window Treatments
                     UT                  Ogden                             O     Window Treatments
                     UT                  Salt Lake City                    L     Window Treatments
                     CA                  Westminster                       L     Window Treatments -- 3 facilities

     OFFICE PRODUCTS
                     TN                  Lewisburg                         O     Cosmetic Pencils
                     TN                  Maryville                         O     Office & Storage Organizers
                     WI                  Madison                          O/L    Office & Storage   4 facilities
                     Puerto Rico         Moca                              O     Office & Storage Organizers
                     CA                  Santa Monica                      L     Writing Instruments
                     IL                  Bellwood                          O     Writing Instruments  3 facilities
                     IL                  Bolingbrook                       L     Writing Instruments
                     TN                  Lewisburg                         O     Writing Instruments
                     TN                  Shelbyville                       O     Writing Instruments -- 2 facilities
                     WI                  Janesville                        L     Writing Instruments
                     Canada              Oakville                          L     Writing Instruments
                     Colombia            Bogota                            O     Writing Instruments
                     France              St. Herblain                      O     Writing Instruments
                     France              Valence                           O     Writing Instruments
                     Germany             Hamburg                           O     Writing Instruments
                     Germany             Baden-Baden                       L     Writing Instruments
                     Mexico              Pasteje                           L     Writing Instruments
                     Mexico              Tijuana                           L     Writing Instruments
                     Mexico              Tlalnepantla                      O     Writing Instruments
                     UK                  Newhaven                          O     Writing Instruments
                     UK                  Kings Lynn                        O     Writing Instruments
                     Venezuela           Maracay                           O     Writing Instruments

     INFANT/JUVENILE CARE & PLAY
                     CA                  San Bernadino                     O     Infant Products
                     OH                  Canton                            O     Infant Products
                     OH                  Macedonia                         O     Infant Products
                     PA                  Elverson                          O     Infant Products
                     SC                  Greer                             L     Infant Products
                     CA                  City of Industry                  L     Juvenile Products
                     OH                  Hudson                            O     Juvenile Products
                     OH                  Sebring                           O     Juvenile Products
                     Luxembourg          Niedercorn                        O     Juvenile Products

     FOOD PREPARATION, COOKING & SERVING
                     OH                  Perrysburg                        O     Cookware
                     WI                  Manitowoc                         O     Cookware & Bakeware -- 5 facilities
                     WI                  Chilton                           O     Cookware Components
                     Brazil              Sao Paulo                         L     Cookware
                     Germany             Muhltal                           O     Plastic Storage Ware
                     UK                  Sunderland                        O     Glassware & Bakeware

                                                               17





                                                                       OWNED OR
         BUSINESS                                                       LEASED
          SEGMENT          LOCATION                  CITY                                     GENERAL CHARACTER
                     France              Chateauroux                       O     Glassware & Bakeware
                     OH                  Lancaster                         O     Glassware & Bakeware
                     PA                  Monaca                            O     Glassware & Food Service

     HARDWARE & TOOLS
                     Canada              Woodbridge                        L     Cabinet & Window Hardware
                     IL                  Rockford                          O     Cabinet & Window Hardware
                     SD                  Bismarck                          L     Cabinet & Window Hardware
                     CA                  Vista                             O     Home Storage Systems
                     MO                  Jackson                           O     Home Storage Systems
                     Canada              Watford                           O     Home Storage Systems
                     NY                  Buffalo                           O     Paint Applicators
                     TN                  Johnson City                      O     Paint Applicators
                     WI                  Milwaukee                         O     Paint Applicators
                     NY                  Medina                            O     Propane/Oxygen Hand Torches
                     AZ                  Phoenix                           L     Small Hardware
                     NY                  Ogdensburg                        O     Small Hardware
                     IN                  Lowell                            O     Window Hardware

     ITEM 3.   LEGAL PROCEEDINGS
             -----------------

        Information regarding legal proceedings is included in Note 15 to the consolidated financial statements and is incorporated by reference herein.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

        There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 2000.

        SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT.

   NAME                  AGE     PRESENT POSITION WITH THE COMPANY
   ----                  ---     ---------------------------------

   Joseph Galli, Jr.     42      President and Chief Executive Officer

   William T. Alldredge  61      President-Corporate Development and
                                 Chief Financial Officer

   Jeffery E. Cooley     48      Group President

   Peter J. Martin       45      Group President

   Robert S. Parker      55      Group President

   Joseph M. Ramos       59      Group President

   Brian T. Schnabel     48      Group President

   Jeffrey J. Burbach    43      Vice President-Controller

   Tim Jahnke            41      Vice President-Human Resources

   Dale L. Matschullat   55      Vice President-General Counsel


   Joseph Galli, Jr. has been Vice Chairman and Chief Executive Officer of the Company since January 8, 2001. Prior thereto, he was President and Chief Executive Officer of VerticalNet, Inc. from May 2000 until January 2001. From June 1999 until May 2000, he was President and Chief Operating Officer of Amazon.com. From 1980 until June 1999, he held a variety of positions with The Black and Decker Corporation, culminating as President of Black and Decker's Worldwide Power Tools and Accessories.

   William T. Alldredge has been President - Corporate Development and Chief Financial Officer since January 2001. Prior thereto, he was President - International Business Development from December 1999 until January 2001. From August 1983 until December 1999, he was Vice President - Finance.

   Jeffery E. Cooley has been Group President of the Company's Food Preparation, Cooking & Serving business segment since November 2000. Prior thereto, he was President of the Company's Calphalon division from 1990 through October 2000.

   Peter J. Martin has been Group President of the Company's Home Decor business segment from November 2000. Prior thereto, he was President of Newell Window Fashions Europe from December 1997 through October 2000. From May 1994 until December 1997 he was Vice President - Group Controller of the Company.

   Robert S. Parker has been Group President of the Company's Office Products business segment since August 1998. Prior thereto, he was President of Sanford Corporation, both before and after the Company acquired it in 1992, from October 1990 to August 1998.

   Joseph M. Ramos has been Group President of the Company's Storage, Organization & Cleaning business segment since November 2000. Prior thereto, he was President of Rubbermaid Commercial Products from 1992 through October 2000.

   Brian T. Schnabel has been Group President of the Company's Infant/Juvenile Care & Play business segment since March 5, 2001. Prior thereto, he was Chief Operating Officer of TruServ Corporation (a cooperative for True Value and other retailers) from March 2000 until March 2001. From October 1998 until becoming Chief Operating

   Officer, he was Executive Vice President, Business Development of TruServ. From 1995 until 1998, he was President and Chief Operating Officer of Elmer's Products, Inc. From 1978 until 1995, he progressed through a series of high-level positions at the Huffy Corporation.

   Jeffrey J. Burbach has been Vice President-Controller since June 1999. Prior thereto, he was President of the Company's EZ Paintr division from December 1994 to June 1999. From September 1992 to December 1994, he was President of the Company's Bernz O matic division.

   Tim Jahnke has been Vice President-Human Resources since February 2001. Prior thereto, he was President of the Anchor Hocking Specialty Glass division from June 1999 until February 2001. From 1995 until June 1999, he led the human resources department of the Company's Sanford division's worldwide operations.

   Dale L. Matschullat has been Vice President-General Counsel since January 2001. Prior thereto, he was Vice President-Finance, Chief Financial Officer and General Counsel from January 2000 until January 2001. From 1989 until January 2000, he was Vice President-General Counsel.

                                   PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS
             -------------------------------------------------

        The Company's Common Stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 31, 2000, there were 26,704 stockholders of record. The following table sets forth the high and low sales prices of the Common Stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated.

                     2000              1999              1998
                     ----              ----              ----
                  High   Low       High    Low       High     Low
                  ----   ---       ----    ---       ----     ---
   Quarters:
   First         $31.25 $21.50     $50.00  $36.38    $50.19  $40.88
   Second         27.56  23.81      52.00   40.13     49.19   45.44
   Third          28.50  21.94      47.69   27.19     54.44   43.19
   Fourth         22.88  18.69      36.50   26.25     49.06   37.19

        The Company has paid regular cash dividends on its Common Stock since 1947. On February 1, 2000, the quarterly cash dividend was increased to $0.21 per share from the $0.20 per share that had been paid since February 8, 1999. Prior to this date, the quarterly cash dividend paid was $0.18 per share since February 10, 1998.

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

                                                  2000        1999            1998             1997            1996
                                                  ----        ----            ----             ----            ----
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
     INCOME STATEMENT DATA
     Net sales                              $6,934,747       $6,711,768       $6,493,172       $5,910,717      $5,480,951
     Cost of products sold                   5,103,152        4,970,569        4,670,358        4,275,234       3,916,580
                                            ----------       ----------       ----------       ----------      ----------
              Gross Income                   1,831,595        1,741,199        1,822,814        1,635,483       1,564,371

     Selling, general
       and administrative
       expenses                                899,424        1,104,491          967,916          838,877         798,877
     Restructuring  costs                       48,561          246,381          115,154           37,200               -
     Goodwill amortization
       and other                                51,930           46,722           59,405          119,743          30,487
                                            ----------       ----------       ----------       ----------      ----------
              Operating Income                 831,680          343,605          680,339          639,663         735,007
     Nonoperating expenses (income):
              Interest Expense                 130,033          100,021          100,514          114,357          84,822
              Other, net                        16,160           12,645         (237,148)         (19,284)        (23,127)
                                            ----------       ----------       ----------       ----------      --------- -
                      Net                      146,193          112,666         (136,634)          95,073          61,695
                                            ----------       ----------       ----------       ----------      ----------
     Income Before Income Taxes                685,487          230,939          816,973          544,590         673,312
              Income taxes                     263,912          135,502          335,139          222,973         261,872
                                            ----------       ----------       ----------       ----------       ----------
                      Net Income              $421,575          $95,437         $481,834         $321,617        $411,440
                                            ==========       ==========       ==========       ==========      ==========

     Earnings per
       share:
          Basic                        $        1.57    $       0.34     $       1.72    $        1.15    $        1.46
          Diluted                      $        1.57    $       0.34     $       1.70    $        1.14    $        1.46
     Weighted average
       shares outstanding:
          Basic                                268,437          281,806          280,731          280,300         280,894
          Diluted                              278,365          281,806          291,883          281,653         281,482
     Dividends per share               $        0.84    $       0.80     $       0.76    $        0.70    $        0.63






                                                               22





     BALANCE SHEET DATA
     Inventories                            $1,262,551       $1,034,794       $1,033,488       $  902,978      $  801,255
     Working capital                         1,345,826        1,108,686        1,278,768        1,006,624         953,890
     Total assets                            7,261,825        6,724,088        6,289,155        5,775,248       5,112,410
     Short-term debt                           227,206          247,433          101,968          258,201         154,555
     Long-term debt, net
       of current maturities                 2,314,774        1,455,779        1,393,865          989,694       1,197,486
     Stockholders' equity                    2,448,641        2,697,006        2,843,732        2,661,417       2,513,722

     ACQUISITIONS OF BUSINESSES

   2000, 1999 and 1998
   -------------------

   Information regarding businesses acquired in the last three years is included in Note 2 to the consolidated financial statements.

   1997
   ----

   On March 5, 1997, the Company purchased the Rolodex business, a marketer of office products such as card files, personal organizers and paper punches, from Insilco Corporation. Rolodex was integrated into Newell Office Products.

   On May 30, 1997, the Company acquired the Kirsch business, a manufacturer and distributor of drapery hardware and custom window coverings, from Cooper Industries Incorporated. The Kirsch North American operations were combined with Newell Window Furnishings and Levolor Home Fashions; the Kirsch European portion operates as part of Newell Window Fashions Europe.

   1996
   ----

   On January 19, 1996, the Company acquired the Holson Burnes Group, Inc., a manufacturer and marketer of photo albums and picture frames. Holson Burnes was combined with Intercraft, creating the Intercraft/ Burnes division.

   QUARTERLY SUMMARIES

   Summarized quarterly data for the last three years is as follows
   (unaudited):

         Calendar Year           1st             2nd            3rd             4th            Year
         -------------           ---             ---            ---             ---            ----
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
     2000
     ----
     Net sales                 $1,628,979      $1,787,025     $1,756,372      $1,762,371      $6,934,747
     Gross income                 408,484         487,476        468,753         466,882       1,831,595
     Net income                    76,220         128,015        122,999          94,341         421,575
     Earnings per
       share:
              Basic                  0.28            0.48           0.46            0.35            1.57
              Diluted                0.28            0.48           0.46            0.35            1.57

     1999
     ----
     Net sales                 $1,589,776      $1,671,635     $1,683,344      $1,767,013      $6,711,768
     Gross income                 423,308         420,806        444,570         452,515       1,741,199
     Net (loss) income            (78,999)         30,054         72,737          71,645          95,437
     (Loss) Earnings
       per share:
              Basic                 (0.28)           0.11           0.26            0.25            0.34
              Diluted               (0.28)           0.11           0.26            0.25            0.34

     1998
     ----
     Net sales                 $1,475,798      $1,636,258     $1,638,694      $1,742,422      $6,493,172
     Gross income                 396,223         487,028        477,849         461,714       1,822,814
     Net income                   158,493         141,915        117,502          63,924         481,834
     Earnings per
       share:
              Basic                  0.57            0.51           0.42            0.22            1.72
              Diluted                0.56            0.50           0.42            0.22            1.70

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

   RESULTS OF OPERATIONS

        The following table sets forth for the period indicated items from the Consolidated Statements of Income as a percentage of net sales:

   Year Ended December 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   Net sales                                100.0%    100.0%    100.0%
   Cost of products sold                     73.6      74.1      71.9
                                            -----     -----     -----
      GROSS INCOME                           26.4      25.9      28.1

   Selling, general and
       administrative expenses               13.0      16.4      14.9
   Restructuring costs                        0.7       3.7       1.8
   Goodwill amortization
       and other                              0.7       0.7       0.9
                                            -----     -----     -----
       OPERATING INCOME                      12.0       5.1      10.5
   Nonoperating
     expenses (income):
     Interest expense                         1.9       1.5       1.5
     Other, net                               0.2       0.2      (3.6)
                                            -----     -----     -----
     NET NONOPERATING
        EXPENSES (INCOME)                     2.1       1.7      (2.1)
                                            -----     -----     -----
     INCOME BEFORE
        INCOME TAXES                          9.9       3.4      12.6
   Income taxes                               3.8       2.0       5.2
                                            -----     -----     -----
        NET INCOME                            6.1%      1.4%      7.4%
                                            =====     =====     =====

   2000 vs. 1999
   -------------

        Net sales for 2000 were $6,934.7 million, representing an increase of $222.9 million or 3.3% from $6,711.8 million in 1999. Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows, in millions:

   YEAR ENDED DECEMBER 31,                   2000      1999    % Change
   -----------------------                   ----      ----    --------
   Storage, Organization & Cleaning       $1,833.0  $1,899.5    (3.5)%
   Home Decor                              1,392.4   1,370.4     1.6%
   Office Products<1>                      1,288.0   1,218.0     5.7%
   Infant/Juvenile Care & Play<2>            921.0     834.7    10.3%
   Food Preparation, Cooking & Serving       774.4     782.2    (0.1)%
   Hardware & Tools<3>                       725.9     607.0    19.6%
                                           -------   -------
                                          $6,934.7  $6,711.8     3.3%
                                           =======   =======


   PRIMARY REASONS FOR CHANGES:

   <1>  4% internal growth* plus sales from the Reynolds acquisition+
        (October 1999).

   <2>  Internal growth.

   <3>  6% internal growth plus sales from the McKechnie acquisition
        (October 1999).

   * Internal growth is defined by the Company as growth from its core businesses, which include continuing businesses owned more than two years and minor acquisitions.

   + Acquisitions and divestitures are described in note 2 to the consolidated financial statements.

        Gross income as a percent of net sales in 2000 was 26.4% or $1,831.6 million versus 25.9% or $1,741.2 million in 1999. Excluding costs associated with the Rubbermaid merger and certain realignment and other charges of $2.4 million and $106.2 million in 2000 and 1999, respectively, gross income as a percent of net sales was 26.4% in 2000 versus 27.5% in 1999. This decrease in gross margins in 2000 was primarily attributable to lower than anticipated sales volume and higher than expected material costs.

        Selling, general and administrative expenses ("SG&A") in 2000 were 13.0% of net sales or $899.4 million versus 16.4% or $1,104.5 in 1999. Excluding costs associated with the Rubbermaid merger and certain realignment and other charges of $8.7 million and $178.8 million in 2000 and 1999, respectively, SG&A as a percent of net sales was 12.8% or $890.7 million in 2000 versus 13.8% or $925.6 million in 1999. The decrease in SG&A expenses is primarily the result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe and Little Tikes and tight spending control throughout the rest of the Company's core businesses.

        The Company recorded restructuring charges of $48.6 million in 2000 and $246.4 million in 1999. See note 3 to the consolidated financial statements for a review of the charges.

        Goodwill amortization and other as a percentage of net sales was 0.7% in 2000 and 1999.

        Operating income in 2000 was 12.0% of net sales or $831.7 million versus 5.1% of net sales or $343.6 million in 1999. Excluding restructuring and other charges of $59.7 million in 2000 and $531.4 million in 1999, operating income was $891.4 or 12.9% of net sales in 2000 versus $875.0 million or 13.0% of net sales in 1999.

        Other nonoperating expenses in 2000 were 2.1% of net sales or $146.2 million versus 1.7% or $112.7 million in 1999. The increased expenses in 2000 are a result of the Company's increased level of debt and higher interest rates.

        For 2000 and 1999 the effective tax rates were 38.5% and 58.7%, respectively. The higher rate in 1999 was primarily due to nondeductible transaction costs associated with the Rubbermaid merger. See note 12 to the consolidated financial statements for an explanation of the effective tax rate.

        Net income for 2000 was $421.6 million, representing an increase of $326.2 million from 1999. Basic and diluted earnings per share in 2000 increased to $1.57 versus $0.34 in 1999. Excluding 2000 pre-tax charges of $59.7 million ($36.7 million after taxes) as discussed above, net income in 2000 was $458.3 million. Excluding 1999 pre-tax charges of $531.4 million ($369.6 million after taxes), net income in 1999 was $465.0 million. Diluted earnings per share, calculated on the same basis, increased 3.6% to $1.71 in 2000 versus $1.65 in 1999. The decrease in net income for 2000 was primarily due to increased raw material costs and softer than expected sales volume, offset partially by Rubbermaid integration cost savings, tight spending control at other core businesses and internal growth. Diluted earnings per share increased in 2000 versus 1999 as a result of the lower share base due to the stock repurchase program.


   1999 vs. 1998
   -------------

        Net sales for 1999 were $6,711.8 million, representing an increase of $218.6 million or 3.4% from $6,493.2 million in 1998. Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows, in millions:

   YEAR ENDED DECEMBER 31,                 1999       1998    % Change
   -----------------------                 ----       ----    --------
   Storage, Organization & Cleaning<1>    $1,899.5  $2,047.0    (7.2)%
   Home Decor<2>                           1,370.4   1,242.9    10.3%
   Office Products<3>                      1,218.0   1,078.6    12.9%
   Infant/Juvenile Care & Play<4>            834.7     751.3    11.1%
   Food Preparation, Cooking & Serving       782.2     790.0    (1.0)%
   Hardware & Tools                          607.0     583.4     4.0%
                                          --------  --------
                                          $6,711.8  $6,493.2     3.4%

   PRIMARY REASONS FOR CHANGES:

   <1>  1998 Decora (April 1998) and Newell Plastics (September 1998)
        divestitures and weak sales performance at Rubbermaid Home Products, offset partially by strong sales at Rubbermaid Commercial Products.
   <2>  Swish (March 1998), Gardinia (August 1998) and Ateliers (April
        1999) acquisitions.
   <3>  7% Internal growth and Rotring (September 1998) and Reynolds
        (October 1999) acquisitions offset partially by Stuart Hall (August 1998) divestiture.
   <4>  Century (May 1998) acquisition.

        Gross income as a percent of net sales in 1999 was 25.9% or $1,741.2 million versus 28.1% or $1,822.8 million in 1998. Excluding costs associated with the Rubbermaid and Calphalon mergers and certain realignment and other charges of $106.2 million and $27.9 million in 1999 and 1998, respectively, gross income as a percent of net sales was 27.5% in 1999 versus 28.5% in 1998. This decrease in gross margins in 1999 was primarily attributable to promotional commitments made prior to the Rubbermaid merger, which affected first half 1999 results at Rubbermaid Home Products, higher than expected resin and other material costs, which affected second half 1999 results, and operating inefficiencies at certain glassware and window treatments facilities.

        Selling, general and administrative expenses ("SG&A") in 1999 were 16.4% of net sales or $1,104.5 million versus 14.9% or $967.9 million in 1998. Excluding costs associated with the Rubbermaid and Calphalon mergers and certain realignment and other charges of $178.8 million and $23.6 million in 1999 and 1998, respectively, SG&A as a percent of net sales was 13.8% or $925.7 million versus 14.5% or $944.3 million in 1998. This decrease in SG&A expenses is primarily due to SG&A savings as a result of integrating Rubbermaid into Newell.

        The Company recorded restructuring charges of $246.4 million in 1999 and $115.2 million in 1998. See note 3 to the consolidated financial statements for a review of the charges.

        Goodwill amortization and other as a percentage of net sales was 0.7% in 1999 and 0.9% in 1998. Excluding charges of $15.0 million in

   1998 (which included write-offs of intangible assets), goodwill amortization and other was 0.7% of net sales.

        Operating income in 1999 was 5.1% of net sales or $343.6 million versus 10.5% or $680.3 million in 1998. Excluding charges as discussed above of $531.4 million in 1999 and $181.7 million 1998, operating income was $875.0 million or 13.0% in 1999 versus $862.0 million or 13.3% in 1998.

        Other nonoperating expenses in 1999 were 1.7% of net sales or $112.7 million versus other nonoperating income of 2.1% or $136.6 million in 1998. The $249.3 million difference was due primarily to a 1998 net pre-tax gain of $191.5 million on the sale of the Company's stake in The Black & Decker Corporation and 1998 net pre-tax gains of $59.8 million on the divestitures of Stuart Hall, Newell Plastics and Decora. This was offset partially by $3.7 million of Rubbermaid merger transaction costs in 1998.

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

        Cash provided by operating activities in 2000 was $623.5 million, representing an increase of $69.5 million from $554.0 million for 1999.

        The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's lines of credit at December 31, 2000 totaled $23.5 million.

        The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. During 2000, the Company entered into a new 364-day revolving credit agreement in the amount of $700.0 million. This revolving credit agreement will terminate in October 2001. At December 31, 2000, there were no borrowings under these revolving credit agreements.

        In lieu of borrowings under the Company's revolving credit agreements, the Company may issue up to $2,000.0 million of commercial paper. The Company's revolving credit agreements provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreements. At December 31, 2000, $1,503.7 million (principal amount) of commercial paper was outstanding. Of this amount, $1,300.0 million is classified as long-term debt and the remaining $203.7 million is classified as current portion of long-term debt.

        The revolving credit agreements permit the Company to borrow funds on a variety of interest rate terms. These agreements require, among other things, that the Company maintain a certain Total
   Indebtedness to Total Capital Ratio, as defined in the agreements. As of December 31, 2000, the Company was in compliance with these agreements.

        The Company had outstanding at December 31, 2000 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%.

        A universal shelf registration statement became effective in July 1999. As of December 31, 2000, $449.5 million of Company debt and equity securities may be issued under the shelf.

   Uses
   ----

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        In 2000, the Company acquired Mersch, Brio and Paper Mate/Parker and made other minor acquisitions for cash purchase prices totaling $582.7 million. In 1999, the Company acquired Ateliers, Reynolds, McKechnie, Ceanothe and made other minor acquisitions for cash purchase prices totaling $400.1 million. In 1998, the Company acquired

   Curver, Swish, Century, Panex, Gardinia and Rotring and made other minor acquisitions for cash purchase prices totaling $615.7 million.

        Capital expenditures were $316.6 million, $200.1 million and $318.7 million in 2000, 1999 and 1998, respectively. Aggregate dividends paid during 2000, 1999 and 1998 were $225.1 million, $225.8 million and $212.5 million, respectively.

        On February 7, 2000, the Company announced a stock repurchase program of up to $500.0 million of the Company's outstanding Common Stock. During 2000, the Company repurchased 15.5 million shares of its Common Stock at an average price of $26 per share, for a total cash price of $403.0 million under the program. The repurchase program remained in effect until December 31, 2000 and was financed through the use of working capital and commercial paper.

        Retained earnings increased in 2000 by $196.3 million and decreased in 1999 by $130.5 million. The difference between 2000 and 1999 was primarily due to restructuring costs and other pre-tax charges relating to recent acquisitions of $59.7 million ($36.7 million after tax) in 2000 versus $531.4 million ($369.6 million after tax) in 1999. The dividend payout ratio to common stockholders in 2000, 1999 and 1998 was 54%, 235%, and 45%, respectively (represents the percentage of diluted earnings per share paid in cash to stockholders).

        Working capital at December 31, 2000 was $1,345.8 million compared to $1,108.7 million at December 31, 1999 and $1,278.8 million at December 31, 1998. The current ratio at December 31, 2000 was 1.87:1 compared to 1.68:1 at December 31, 1999 and 2.09:1 at December 31, 1998.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .46:1 at December 31, 2000, .33:1 at December 31, 1999 and .30:1 at December 31, 1998.

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

   INTERNATIONAL OPERATIONS

        The Company's non-U.S. business is growing at a faster pace than its business in the United States. This growth outside the U.S. has been fueled by recent international acquisitions, primarily in Europe. For the year ended December 31, 2000, the Company's non-U. S. business accounted for approximately 25% of net sales (see note 14 to the consolidated financial statements). Growth of both U.S. and non-U.S. businesses is shown below:

    YEAR ENDED DECEMBER 31,            2000        1999       % Change
    -----------------------            ----        ----       --------
    (In millions)

    Net sales:
    - U.S.                          $5,191.5     $5,135.4        1.1%
    - Non-U.S.                       1,743.2      1,576.4       10.6
                                     -------      -------
                                    $6,934.7     $6,711.8        3.3%
                                     =======      =======


    YEAR ENDED DECEMBER 31,            1999        1998       % Change
    ----------------------             ----        ----       --------
    (In millions)

    Net sales:
    - U.S.                          $5,135.4     $5,081.5        1.1%
    - Non-U.S.                       1,576.4      1,411.7       11.7
                                     -------      -------
                                    $6,711.8     $6,493.2        3.4%
                                     =======      =======


   MARKET RISK

        The Company's market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to the Company's policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. The Company does not hold or issue derivative instruments for trading purposes.

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

                                            Time       Confidence
                                Amount     Period        Level
                                ------     ------      ----------

    (In millions)
    Interest rates              $7.4       1 day         95%
    Foreign exchange            $1.9       1 day         95%


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

   EURO CURRENCY CONVERSION

        On January 1, 1999, the "Euro" became the common legal currency for 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. On January 4, 1999, the Euro began trading on currency exchanges and became available for non-cash transactions, if the parties elected to use it. The legacy currencies will remain legal tender through December 31, 2001. Beginning January 1, 2002, participating countries will introduce Euro-denominated bills and coins, and effective July 1, 2002, legacy currencies will no longer be legal tender.

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

   FORWARD-LOOKING STATEMENTS

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, the Euro conversion plan and related risks, legal proceedings and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 to this Report.


   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).



   ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA
            --------------------------------

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholders of Newell Rubbermaid Inc.:

        We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2000. We did not audit the financial statements of Rubbermaid Incorporated for the year and period ended December 31, 1998. Rubbermaid was acquired on March 24, 1999 in a transaction accounted for as a pooling of interests, as discussed in note 1 to the consolidated financial statements. Such statements are included in the consolidated financial statements of Newell Rubbermaid Inc. and subsidiaries and reflect total assets and total revenues of 34 percent and 40 percent, respectively, in 1998 of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Rubbermaid Incorporated, is based solely upon the report of the other auditors. These consolidated financial statements are the responsibility of Newell Rubbermaid Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2000, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

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

   Milwaukee, Wisconsin
   January 25, 2001


   INDEPENDENT AUDITORS' REPORT

   Shareholders and Board of Directors
   Rubbermaid Incorporated:

   We have audited the consolidated balance sheets of Rubbermaid Incorporated and subsidiaries (the Company) as of January 1, 1999, and the related consolidated statements of earnings, shareholders' equity and comprehensive income, and cash flows for the year then ended (the consolidated financial statements are not included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
   An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rubbermaid Incorporated and subsidiaries as of January 1, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

   KPMG LLP

   Cleveland, Ohio
   February 5, 1999, except as to note 15,
        which is as of March 24, 1999

   NEWELL RUBBERMAID INC.

   CONSOLIDATED STATEMENTS OF INCOME

    YEAR ENDED DECEMBER 31,                                         2000                 1999                1998
    ----------------------                                          ----                 ----                ----
    (In thousands, except per share data)
      Net sales                                                      $6,934,747           $6,711,768          $6,493,172
      Cost of products sold                                           5,103,152            4,970,569           4,670,358
                                                                      ---------            ---------           ---------
              Gross Income                                            1,831,595            1,741,199           1,822,814
      Selling, general and administrative expenses                      899,424            1,104,491             967,916
      Restructuring costs                                                48,561              246,381             115,154
      Goodwill amortization and other                                    51,930               46,722              59,405
                                                                      ---------            ---------           ---------
              Operating Income                                          831,680              343,605             680,339
      Nonoperating expenses (income):
         Interest expense                                               130,033              100,021             100,514
         Other, net                                                      16,160               12,645            (237,148)
                                                                      ---------            ---------           ---------
              Net Nonoperating Expenses (Income)                        146,193              112,666            (136,634)
                                                                      ---------            ---------           ---------

              Income Before Income Taxes                                685,487              230,939             816,973
      Income taxes                                                      263,912              135,502             335,139
                                                                      ---------            ---------           ---------
              Net Income                                               $421,575              $95,437            $481,834
                                                                      =========            =========           =========
      Earnings per share:
         Basic                                                            $1.57                $0.34               $1.72
         Diluted                                                          $1.57                $0.34               $1.70
      Weighted average shares outstanding:
         Basic                                                          268,437              281,806             280,731
         Diluted                                                        278,365              281,806             291,883

     See notes to consolidated financial statements.

   NEWELL RUBBERMAID INC.

   CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEAR ENDED DECEMBER 31,                                               2000           1999            1998
     -----------------------                                               ----           ----            ----
     (In thousands)
     OPERATING ACTIVITIES
     Net income                                                              $421,575       $95,437        $481,834
     Adjustments to reconcile net income to
        net cash provided by operating activities:
        Depreciation and amortization                                         292,576       271,731         263,804
        Deferred income taxes                                                  59,800       (9,600)          81,734
        Income tax savings from employee stock plans                              997         2,269           1,377
     Net (gains) losses on:
              Marketable equity securities                                          -           700       (116,800)
              Sales of businesses                                                   -             -        (24,529)
        Non-cash restructuring charges                                         18,452       100,924          45,800
        Write-off of assets                                                         -             -           4,288
        Other                                                                   1,947        51,748          24,075
     Changes in current accounts, excluding the effects of
     acquisitions:
        Accounts receivable                                                    36,301      (16,137)          39,619
        Inventories                                                         (100,495)        52,662        (37,142)
        Other current assets                                                    6,598      (41,793)        (29,906)
        Accounts payable                                                     (45,606)        14,617        (72,020)
        Accrued liabilities and other                                        (68,658)        31,393       (183,367)
                                                                             --------      --------        --------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                       623,487       553,951         478,767

     INVESTING ACTIVITIES
     Acquisitions, net                                                      (597,847)     (345,934)       (654,591)
     Expenditures for property, plant and equipment                         (316,564)     (200,066)       (318,731)
     Purchase of marketable equity securities                                       -             -        (26,056)
     Sales of businesses, net of taxes paid                                         -             -         224,487
     Sales of marketable securities, net of taxes paid                              -        14,328         303,869
     Disposals of non-current assets and other                                  5,119           720           9,773
                                                                             --------      --------        --------
              NET CASH USED IN INVESTING ACTIVITIES                         (909,292)     (530,952)       (461,249)
     FINANCING ACTIVITIES
     Proceeds from issuance of debt                                         1,265,051       803,298         676,759
     Payments on notes payable and long-term debt                           (428,211)     (608,573)       (546,603)
     Common stock repurchase                                                (402,962)             -               -
     Cash dividends                                                         (225,083)     (225,774)       (212,486)
     Proceeds from exercised stock options and other                            1,263        27,411           2,712
                                                                             --------      --------        --------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             210,058       (3,638)        (79,618)
     Exchange rate effect on cash                                             (3,892)       (3,751)         (1,477)
                                                                             --------      --------        --------
              INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (79,639)        15,610        (63,577)
     Cash and cash equivalents at beginning of year                           102,164        86,554         150,131
                                                                             --------      --------        --------
              CASH AND CASH EQUIVALENTS AT END OF YEAR                        $22,525      $102,164         $86,554
                                                                             ========      ========        ========
     Supplemental cash flow disclosures -
        Cash paid during the year for:
              Income taxes                                                   $152,787      $194,351        $272,239
              Interest                                                        145,455        98,536         103,831
     See notes to consolidated financial statements.

                                                               39





   NEWELL RUBBERMAID INC.

   CONSOLIDATED BALANCE SHEETS

       DECEMBER 31,                                                     2000                1999                 1998
       ------------                                                     ----                ----                 ----
       (In thousands)
       ASSETS
       Current Assets
          Cash and cash equivalents                                         $22,525            $102,164              $86,554
          Accounts receivable, net                                        1,183,363           1,178,423            1,078,530
          Inventories, net                                                1,262,551           1,034,794            1,033,488
          Deferred income taxes                                             231,875             250,587              108,192
          Prepaid expenses and other                                        196,338             172,601              143,885
                                                                          ---------          ----------           ----------
               TOTAL CURRENT ASSETS                                       2,896,652           2,738,569            2,450,649
       Marketable Equity Securities                                           9,215              10,799               19,317
       Other Long-Term Investments                                           72,763              65,905               57,967
       Other Assets                                                         336,344             335,699              267,073
       Property, Plant and Equipment, Net                                 1,756,903           1,548,191            1,627,090
       Trade Names and Goodwill, Net                                      2,189,948           2,024,925            1,867,059
                                                                         ----------          ----------           ----------
               TOTAL ASSETS                                              $7,261,825          $6,724,088           $6,289,155
                                                                         ==========           =========           ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current Liabilities
          Notes payable                                                     $23,492             $97,291              $94,634
          Accounts payable                                                  342,406             376,596              322,080
          Accrued compensation                                              126,970             113,373              110,471
          Other accrued liabilities                                         781,122             892,481              610,618
          Income taxes                                                       73,122                   -               26,744
          Current portion of long-term debt                                 203,714             150,142                7,334
                                                                         ----------          ----------           ----------
               TOTAL CURRENT LIABILITIES                                  1,550,826           1,629,883            1,171,881
       Long-Term Debt                                                     2,314,774           1,455,779            1,393,865
       Other Non-Current Liabilities                                        352,633             354,107              374,293
       Deferred Income Taxes                                                 93,165              85,655                4,527
       Minority Interest                                                      1,788               1,658                  857
       Company-Obligated Mandatorily Redeemable
         Convertible Preferred Securities of a
         Subsidiary Trust                                                   499,998             500,000              500,000
       Stockholders' Equity
          Common Stock, $1 per share par value, with
               authorized shares of 800.0 million in 2000
               and 1999; 400.0 million in 1998                              282,174             282,026              281,747
          Outstanding shares:
          2000 - 282.2 million
          1999 - 282.0 million
          1998 - 281.7 million





                                                               40





       Treasury Stock, at cost                                            (407,456)             (2,760)             (21,607)
               Shares held:
               2000 - 15.6 million
               1999 - 0.1 million
               1998 - 0.6 million
          Additional paid-in capital                                        215,911             213,112              204,709
          Retained earnings                                               2,530,864           2,334,609            2,465,064
          Accumulated other comprehensive loss                            (172,852)           (129,981)             (86,181)
                                                                         ----------          ----------           ----------
               TOTAL STOCKHOLDERS' EQUITY                                 2,448,641           2,697,006            2,843,732
                                                                         ----------          ----------           ----------
               TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $7,261,825          $6,724,088           $6,289,155
                                                                         ==========           =========            =========

     See notes to consolidated financial statements.





































                                                               41





     NEWELL RUBBERMAID INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                                                           ACCUMULATED    CURRENT
                                                                                                              OTHER        YEAR
                                                                                ADDITIONAL                   COMPRE-      COMPRE-
                                                       COMMON      TREASURY      PAID-IN      RETAINED       HENSIVE      HENSIVE
                                                        STOCK        STOCK       CAPITAL      EARNINGS       INCOME       INCOME
                                                       ------      --------     ----------    --------     ----------     -------
       (In thousands, except per share data)
       BALANCE AT DECEMBER 31, 1997                   $281,338    $(34,667)     $199,509   $2,195,716         $19,521
       Net income                                                                             481,834                    $481,834
       Other comprehensive income:
          Unrealized gain on securities available
             for sale, net of $23.5 million tax                                                                33,850      33,850
          Reclassification adjustment for gains
             realized in net income, net of $74.7
             million tax                                                                                     (116,800)   (116,800)
          Foreign currency translation adjustments                                                            (22,752)    (22,752)
                                                                                                                         --------
               Total comprehensive income                                                                                $376,132
                                                                                                                         ========
       Cash dividends:
          Common Stock $0.76 per share                                                       (212,486)
       Exercise of stock options                           409      13,013         9,877
       Other                                                            47        (4,677)
                                                       -------     -------       -------    ---------         -------
       BALANCE AT DECEMBER 31, 1998                    281,747     (21,607)      204,709    2,465,064         (86,181)

       Net income                                                                              95,437                   $95,437
       Other comprehensive income:
          Unrealized gain on securities available
             for sale, net of $2.3 million tax                                                                  3,545     3,545
          Reclassification adjustment for losses
             realized in net income, net of $0.4
             million tax                                                                                          700       700
          Foreign currency translation adjustments                                                            (48,045)  (48,045)
                                                                                                                        -------
               Total comprehensive income                                                                               $51,637
                                                                                                                        =======
       Cash dividends:
          Common Stock $0.80 per share                                                       (225,774)
       Exercise of stock options                           279      16,316         7,699
       Other                                                         2,531           704         (118)
                                                       -------     -------       -------    ---------         -------
       BALANCE AT DECEMBER 31, 1999                    282,026      (2,760)      213,112    2,334,609        (129,981)

       Net income                                                                             421,575                  $421,575
       Other comprehensive income:
          Unrealized loss on securities available
             for sale, net of $(0.7) million tax                                                               (1,201)   (1,201)


                                                               42





          Foreign currency translation adjustments                                                            (41,670)  (41,670)
                                                                                                                        -------
               Total comprehensive income                                                                              $378,704
                                                                                                                        =======
       Cash dividends:
          Common Stock $0.84 per share                                                       (225,083)
       Exercise of stock options                           148        (190)        1,495
       Common Stock repurchase                                    (402,962)
       Other                                                        (1,544)        1,304         (237)
                                                       -------     -------       -------      -------         -------
       BALANCE AT DECEMBER 31, 2000                   $282,174   $(407,456)     $215,911   $2,530,864       $(172,852)
                                                      ========    ========      ========    =========       =========

   NEWELL RUBBERMAID INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2000, 1999,
   1998

   1.   SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Newell Rubbermaid Inc. and its majority owned subsidiaries (the "Company") after elimination of intercompany accounts and transactions.

        On March 24, 1999, Newell Co. ("Newell") completed a merger with Rubbermaid Incorporated ("Rubbermaid") in which Rubbermaid became a wholly owned subsidiary of Newell. Simultaneously with the consummation of the merger, Newell changed its name to Newell Rubbermaid Inc. The merger was accounted for as a pooling of interests and the financial statements have been restated to combine retroactively Rubbermaid's financial statements with those of Newell as if the merger had occurred at the beginning of the earliest period presented.

        USE OF ESTIMATES: The preparation of these financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses and related disclosures. Actual results could differ from those estimates.

        RECLASSIFICATIONS: Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

        REVENUE RECOGNITION: Sales of merchandise are recognized upon shipment to customers and when all substantial risks of ownership change.

        In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, which clarified the existing accounting rules for revenue recognition. SAB No. 101 (as modified by SAB No. 101 A and B) was adopted by the Company in the first quarter of 2000. The Company's revenue recognition policy did not change with the adoption of SAB No. 101.

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

        COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST: The fair value of the $500.0 million company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust was $328.1 million at December 31, 2000 based on quoted market prices.

        CASH AND CASH EQUIVALENTS: Cash and highly liquid short-term investments having a maturity of three months or less.

        ALLOWANCES FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts at December 31 totaled $36.1 million in 2000, $41.9 million in 1999 and $34.2 million in 1998.

        INVENTORIES: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 64%, 72% and 72% of total inventories at December 31, 2000, 1999 and 1998, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out" ("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $15.9 million, $11.4 million and $14.2 million at December 31, 2000, 1999 and 1998, respectively. Inventory reserves (excluding LIFO reserves) at December 31 totaled $114.6 million in 2000, $119.4 million in 1999 and $113.8 million in 1998. The components of inventories, net of the LIFO reserve, were as follows:


   DECEMBER 31,                            2000       1999       1998
   ------------                            ----       ----       ----
   (In millions)
   Materials and supplies                $244.8     $240.0     $223.8
   Work in process                        165.3      149.5      137.2
   Finished products                      852.5      645.3      672.5
                                       --------   --------   --------
                                       $1,262.6   $1,034.8   $1,033.5
                                       ========   ========   ========

        OTHER LONG-TERM INVESTMENTS: The Company has a 49% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the Vise-Grip{R} and Irwin{R} trademarks. This investment is accounted for on the equity method with a net investment of $72.8 million at December 31, 2000.

        LONG-TERM MARKETABLE EQUITY SECURITIES: Long-term marketable equity securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of accumulated other comprehensive income (and excluded from earnings). Gains and losses on the sales of long-term marketable equity securities are based upon the average cost of securities sold. On March 8, 1998, the Company sold 7,862,300 shares it held in The Black & Decker Corporation. The Black & Decker transaction resulted in net proceeds of approximately $378.3 million and a net pre-tax gain, after fees and expenses, of approximately $191.5 million. Long-term marketable equity securities are summarized as follows:

   DECEMBER 31,                           2000       1999       1998
   ------------                           ----       ----       ----
   (In millions)

   Aggregate market value                 $9.2      $10.8      $19.3
   Aggregate cost                         11.0       10.6       26.0
                                         -----      -----      -----
   Unrealized pre-tax (loss) gain        $(1.8)      $0.2      $(6.7)
                                         =====      =====      =====

        PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment consisted of the following:

   DECEMBER 31,                          2000       1999       1998
   ------------                          ----       ----       ----
   (In millions)
   Land                               $   60.7   $   63.4   $   62.1
   Buildings and improvements            736.1      691.3      721.9
   Machinery and equipment             2,421.6    2,200.7    2,166.9
                                       -------    -------    -------
                                       3,218.4    2,955.4    2,950.9
   Accumulated depreciation           (1,461.5)  (1,407.2)  (1,323.8)
                                       -------    -------    -------
                                      $1,756.9   $1,548.2   $1,627.1
                                       =======    =======    =======

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

                        NET TRADE NAMES AND GOODWILL

   DECEMBER 31,                         2000       1999       1998
   ------------                         ----       ----       ----
   (In millions)

   Cost                               $2,485.8   $2,270.5   $2,068.7
   Accumulated amortization             (295.9)    (245.6)    (201.6)
                                       -------    -------    -------
                                      $2,189.9   $2,024.9   $1,867.1
                                       =======    =======    =======

                    NET OTHER IDENTIFIABLE INTANGIBLE ASSETS<1>

   December 31                          2000       1999       1998
   -----------                          ----       ----       ----
   (In millions)

   Cost                                 $96.1      $93.0    $131.2
   Accumulated amortization             (34.7)     (34.3)    (37.6)
                                       ------     ------    ------
                                        $61.4      $58.7     $93.6
                                       ======     ======    ======

   <1> Recorded in Other Assets

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

        ACCRUED LIABILITIES: Accrued liabilities included the following:

   DECEMBER 31,                          2000       1999       1998
   ------------                          ----       ----       ----
   (In millions)

   Customer accruals                   $240.7     $296.6     $190.2
   Accrued self-insurance liability      99.9       92.0       80.2


        Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily for workers' compensation and product liability and is estimated based upon historical claim experience.

        FOREIGN CURRENCY TRANSLATION: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to accumulated other comprehensive income. International subsidiaries operating in highly inflationary economies translate non-monetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating (income) expenses. Foreign currency transaction gains and losses were immaterial in 2000, 1999 and 1998.

        ADVERTISING COSTS: The company expenses advertising costs as incurred, including cooperative advertising programs with customers. Total advertising expense was $289.2 million, $285.3 million and $281.5 million for 2000, 1999 and 1998, respectively. Cooperative advertising is recorded in the financial statements as a reduction of sales because it is viewed as part of the negotiated price of products. All other advertising costs are charged to selling, general and administrative expenses.

        RESEARCH AND DEVELOPMENT COSTS: Research and development costs relating to both future and present products are charged to selling, general and administrative expenses as incurred. These costs aggregated $49.4 million, $49.9 million and $44.5 million in 2000, 1999 and 1998, respectively.

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

        A reconciliation of the difference between basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998, respectively, is shown below (in millions, except per share data):

                                                                           "IN THE          CONVERTIBLE
                                                         BASIC              MONEY"           PREFERRED          DILUTED
        2000                                             METHOD         STOCK OPTIONS       SECURITIES           METHOD
        ----                                             ------         -------------       -----------         -------
        Net income                                       $421.6               -                $16.4             $438.0
        Weighted average shares outstanding               268.4               0.1                9.9              278.4
        Earnings per share                                 $1.57                                                   $1.57

                                                               48








                                                                           "IN THE          CONVERTIBLE
                                                         BASIC              MONEY"           PREFERRED          DILUTED
        1999<1>                                          METHOD         STOCK OPTIONS       SECURITIES           METHOD
        ----                                             ------         -------------       ----------          -------
        Net income                                        $95.4               -                  -                $95.4
        Weighted average shares outstanding               281.8               -                  -                281.8
        Earnings per share                                 $0.34                                                   $0.34

                                                                           "IN THE          CONVERTIBLE
                                                         BASIC              MONEY"           PREFERRED          DILUTED
        1998                                             METHOD         STOCK OPTIONS       SECURITIES           METHOD
        ----                                             ------         -------------       ----------          -------
        Net income                                       $481.8               -                $15.7             $497.5
        Weighted average shares outstanding               280.7               1.3                9.9              291.9
        Earnings per share                                 $1.72                                                   $1.70

     <1>  Diluted earnings per share for 1999 exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

        COMPREHENSIVE INCOME: Comprehensive income and accumulated other comprehensive income encompass net income, net after-tax unrealized gains on securities available for sale and foreign currency transla-tion adjustments in the Consolidated Statements of Stockholders' Equity and Comprehensive Income.

        The following table displays the components of accumulated other comprehensive income:

                               AFTER-TAX                   ACCUMULATED
                               UNREALIZED      FOREIGN        OTHER
                             GAINS/(LOSSES)   CURRENCY    COMPREHENSIVE
                             ON SECURITIES   TRANSLATION INCOME/(LOSSES)
                             --------------  ----------- ---------------
   (In millions)

   Balance at Dec. 31, 1997       $78.8         $(59.3)        $19.5
   Current year change            (82.9)         (22.8)       (105.7)
                                  -----          -----         -----

   Balance at Dec. 31, 1998        (4.1)         (82.1)        (86.2)
   Current year change              4.2          (48.0)        (43.8)
                                  -----          -----         -----

   Balance at Dec. 31, 1999         0.1         (130.1)       (130.0)
   Current year change             (1.2)         (41.7)        (42.9)
                                  -----          -----         -----

   Balance at Dec. 31, 2000       $(1.1)       $(171.8)      $(172.9)
                                  =====        =======       =======

        ACCOUNTING PRONOUNCEMENTS: Since June 1998, the Financial Accounting Standards Board ("FASB") has issued SFAS Nos. 133, 137 and 138 related to "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended" or "Statements"). These Statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statements require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met, in which case the gains or losses would offset the related results of the hedged item. These Statements require that, as of the date of initial adoption, the impact of adoption be recorded as a cumulative effect of a change in accounting principle. To the extent that these amounts are recorded in other comprehensive income, they will be reversed into earnings in the period in which the hedged transaction occurs. The impact of adopting these Statements on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million recorded in accumulated other comprehensive income and had no material impact on net income. The adoption resulted in an increase in assets and liabilities of approximately $99.0 million and $86.0 million, respectively.

        In May 2000, the Emerging Issues Task Force ("EITF"), a subcommittee of the FASB, issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that amounts billed to customers related to shipping and handling costs be classified as revenue and all expenses related to shipping and handling be classified as a cost of products sold. Historically, these revenues and costs have been netted together and deducted from gross sales to arrive at net sales. The net sales and cost of products sold have been restated for this change. The impact of this change increased net sales and costs of products sold by $286.1 million, $298.7 million and $309.5 million for the years ended December 2000, 1999 and 1998, respectively. There is no impact on gross income resulting from this change.

        Also in May 2000, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of this issue in November 2000. EITF No. 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized when incurred, and reported as a reduction of revenue.

        In January 2001, the EITF issued EITF No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." EITF No. 00-22 prescribes guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of "free" products or services that are exercisable by an end consumer as a result of a single exchange transaction with the retailer which will not be delivered by the vendor until a future date. This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred, and reported as a reduction of revenue.

        The effective dates of EITF No. 00-14 and EITF No. 00-22 are March 31, 2001 and June 30, 2001, respectively. The Company's adoption of both EITF No. 00-14 and EITF No. 00-22 on December 31, 2000 did not impact the results of operations, because the Company's past and current accounting policy is to report such costs as reductions in revenue.


   2.   ACQUISITIONS OF BUSINESSES

   2000
   ----

        The Company acquired Mersch SA on January 24, 2000 and Brio on May 24, 2000. Both are manufacturers and suppliers of picture frames in Europe, and now operate as part of Newell Photo Fashion Europe.

        The Company acquired the stationery products business of The Gillette Company ("Paper Mate/Parker") on December 29, 2000. The U.S. and Canadian operations were merged into Sanford North America, while all other operations were consolidated into Sanford International.

        For these and for other minor acquisitions, the Company paid $582.7 million in cash and assumed $15.5 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $241.3 million.

        The Company's finalized integration plans may include exit costs for certain plants and product lines and employee terminations associated with the integration of Mersch and Brio into Newell Photo Fashion Europe and Paper Mate/Parker into Sanford North America and Sanford International. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

        The unaudited consolidated results of operations for the years ended December 31, 2000 and 1999 on a pro forma basis, as though the Mersch, Brio and Paper Mate/Parker businesses (as well as the 1999 acquisitions of Ateliers, Reynolds, McKechnie and Ceanothe) had been acquired on January 1, 1999, are as follows (unaudited):

   YEAR ENDED DECEMBER 31,                       2000           1999
   -----------------------                       ----           ----
   (In millions, except per share amounts)

   Net sales                                   $7,489.7       $7,688.8
   Net income                                     390.2           83.3
   Earnings per share (basic)                      $1.45          $0.30


   1999
   ----

        On April 2, 1999, the Company purchased Ateliers 28, a manufacturer and marketer of decorative and functional drapery hardware in Europe. Ateliers operates as part of Newell Window
   Fashions Europe.

        On October 18, 1999, the Company purchased a controlling interest in Reynolds S.A., a manufacturer and marketer of writing instruments in Europe. Reynolds operates as part of Sanford International. By December 31, 1999, the Company owned 100% of Reynolds.

        On October 29, 1999, the Company acquired the consumer products division of McKechnie plc, a manufacturer and marketer of drapery hardware and window furnishings, shelving and storage products, cabinet hardware and functional trims. The drapery hardware and window furnishings portion of McKechnie operates as part of Newell Window Fashions Europe; the remaining portion of McKechnie operates as Newell Hardware Europe.

        On December 29, 1999, the Company acquired Ceanothe Holding, a manufacturer of picture frames and photo albums in Europe. Ceanothe operates as part of Newell Photo Fashion Europe.

        For these and for other minor acquisitions, the Company paid $400.1 million in cash and assumed $45.1 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective dates of acquisition. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $296.7 million.

        The Company began to formulate integration plans for these acquisitions as of their respective acquisition dates. The integration plans for these acquisitions were finalized during 2000 and resulted in total integration liabilities of $37.6 million for exit costs and employee terminations. As of December 31, 2000, $9.7 million of reserves remain for the restructuring charges recorded in 1999.

   1998
   ----

        On January 21, 1998, the Company acquired Curver Consumer
   Products. Curver is a manufacturer and marketer of plastic housewares products in Europe and operates as part of Rubbermaid Europe.

        On March 27, 1998, the Company acquired Swish Track and Pole from Newmond plc. Swish is a manufacturer and marketer of decorative and functional window furnishings in Europe and operates as part of Newell Window Fashions Europe.

        On May 19, 1998, the Company acquired certain assets of Century Products. Century is a manufacturer and marketer of infant products such as car seats, strollers and infant carriers and operates as part of the Graco/Century division.

        On June 30, 1998, the Company purchased Panex S.A. Industria e Comercio, a manufacturer and marketer of aluminum cookware products based in Brazil. Panex operates as part of the Mirro division.

        On August 31, 1998, the Company purchased the Gardinia Group, a manufacturer and supplier of window treatments based in Germany. Gardinia operates as part of Newell Window Fashions Europe.

        On September 30, 1998, the Company purchased the Rotring Group, a manufacturer and supplier of writing instruments, drawing instruments, art materials and color cosmetic products based in Germany. The writing and drawing instruments portion of Rotring operates as part of Sanford International. The art materials portion of Rotring operates as part of Sanford North America. The color cosmetic products portion of Rotring operates as a separate U.S. division, Cosmolab.

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

        The Company began to formulate integration plans for these and other minor acquisitions as of their respective acquisition dates. The integration plans for these acquisitions were finalized during 1999 and resulted in total integration liabilities of $84.7 million for exit costs and employee terminations. As of December 31, 2000, no reserves remain for the restructuring charges recorded in 1998.

   MERGERS

        On May 7, 1998, a subsidiary of the Company merged with Calphalon Corporation, a manufacturer and marketer of gourmet cookware. The Company issued approximately 3.1 million shares of Common Stock for all of the Common Stock of Calphalon. This transaction was accounted for as a pooling of interests; therefore, prior financial statements were restated to reflect this merger. Calphalon now operates as a separate division of the Company.

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

        The following table presents a reconciliation of net sales and net income (loss) for Newell, Rubbermaid and Calphalon individually to those presented in the accompanying consolidated financial statements:

   YEAR ENDED DECEMBER 31,                  1999           1998
   -----------------------                  ----           ----
   (In millions)

   Net sales:
      Newell                              $4,022.2       $3,747.5
      Rubbermaid                           2,565.0        2,637.4
      Calphalon                              124.6          108.3
                                          --------       --------
                                          $6,711.8       $6,493.2
                                          ========       ========
   Net income (loss):
      Newell                                $273.1         $405.9
      Rubbermaid                            (189.8)          82.9
      Calphalon                               12.1           (7.0)
                                          --------       --------
                                             $95.4         $481.8
                                          ========       ========

   DIVESTITURES

        On April 29, 1998, the Company sold its Decora decorative coverings product line. On August 21, 1998, the Company sold its Stuart Hall school supplies and stationery business. On September 9, 1998, the Company sold its Newell Plastics plastic storage and serveware business. The pre-tax net gain on the sales of these businesses was $59.8 million, which was primarily offset by nondeductible goodwill, resulting in a net after-tax gain of $15.1 million. Sales for these businesses prior to their divestitures were approximately $136 million in 1998.


   3.   RESTRUCTURING COSTS

   2000
   ----

        During 2000, the Company recorded pre-tax restructuring charges of $48.6 million ($29.9 million after taxes) related primarily to the continued Rubbermaid integration and plant closures in the Home Decor segment. The Company incurred employee severance and termination benefit costs of $26.8 million related to approximately 700 employees terminated in 2000. Such costs included $10.2 million of severance and government mandated settlements for facility closures at Rubbermaid Europe, $6.7 million of change in control payments made to former Rubbermaid executives, $6.3 million for employee terminations at the domestic Rubbermaid divisions and $3.6 million in severance at the Home Decor segment. The Company incurred merger transaction costs of $11.2 million related primarily to legal settlements for Rubbermaid's 1998 sale of a former division and other merger related contingencies resolved in 2000. Additionally, the Company incurred facility and product line exit costs of $10.6 million related primarily to the closure of five European Rubbermaid facilities, three window furnishings facilities and the exit of various Rubbermaid product lines.

        As of December 31, 2000, $21.9 million of reserves remain for restructuring charges recorded during 2000, 1999 and 1998. These reserves consist of $11.4 million for facility and product line exit costs, $4.6 million in contractual future maintenance costs on abandoned Rubbermaid computer software, $3.3 million for employee severance and termination benefits, and $2.6 million in other merger transaction costs.

   1999
   ----

        During 1999, the Company recorded pre-tax restructuring charges of $246.4 million ($195.7 million after tax) related primarily to the integration of the Rubbermaid businesses into Newell. Merger transaction costs of $39.9 million related primarily to investment banking, legal and accounting costs for the Newell/Rubbermaid merger. Employee severance and termination benefits of $101.9 million related to approximately 750 employees terminated in 1999. Such costs include $80.9 million of change in control payments made to former Rubbermaid executives and $21.0 million in severance and termination costs at Rubbermaid's former headquarters ($5.5 million), Rubbermaid Home Products division ($6.9 million), Rubbermaid Europe division ($4.0 million), Little Tikes division ($2.7 million), Rubbermaid Commercial Products division ($0.7 million) and Newell divisions ($1.2 million). Facility and product line exit costs totaled $104.6 million, representing $72.0 million of impaired Rubbermaid centralized computer software (abandoned as a result of converting Rubbermaid onto existing Newell centralized computer software) and $32.6 million in costs related to discontinued product lines ($4.8 million), the closure of seven Rubbermaid facilities ($10.2 million), write-off of assets associated with abandoned projects ($10.3 million) and impaired assets ($5.7 million) and other exit costs ($1.6 million).

   1998
   ----

        During January 1998, Rubbermaid announced a series of restructuring initiatives to establish a central global procurement organization and to consolidate, automate and/or relocate its worldwide manufacturing and distribution operations. During 1998, Rubbermaid recorded pre-tax charges of $115.2 million ($74.9 million after tax). The 1998 restructuring charge included $16.0 million relating to employee severance and termination benefits for approximately 600 sales and administrative employees, $53.4 million for costs to exit business activities at five facilities and $45.8 million to write-down impaired long-lived assets to their fair value. The $53.4 million charge for costs to exit business activities related to exit plans for the closure of a plastics houseware molding and warehouse operation in the State of New York, the closure of a commercial play systems warehouse and manufacturing facility in Australia, the closure of a cleaning products manufacturing operation in North Carolina, the elimination of Rubbermaid's Asia Pacific regional headquarters and the related joint venture in Japan and the closure of a distribution facility in France. The exiting of the operations described above necessitated a revaluation of cash flows related to those operations, resulting in a $45.8 million charge to write-down $26.0 million of fixed assets and $19.8 million of goodwill to fair value. Rubbermaid determined that the future cash flows on an undiscounted basis (before taxes and interest) were not sufficient to cover the carrying value of the long-lived assets affected by those decisions. Management determined the fair value of these assets using discounted cash flows.

   4.   CREDIT ARRANGEMENTS

        The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under these lines of credit at December 31, 2000 totaled $23.5 million. The following is a summary of borrowings under foreign and domestic lines of credit:

   DECEMBER 31,                                2000     1999     1998
   ------------                                ----     ----      ---
   (In millions)

   Notes payable to banks:
      Outstanding at year-end
      - borrowing                             $23.5    $97.3    $94.6
      - weighted average interest rate         8.6%     6.8%     5.8%
      Average for the year
      - borrowing                             $61.1    $59.1   $144.7
      - weighted average interest rate         7.7%     9.9%     6.1%
   Maximum outstanding during the year       $178.0    $97.3   $205.1


        The Company can also issue commercial paper (as described in note 5 to the consolidated financial statements), as summarized below:


   DECEMBER 31,                                 2000    1999      1998
   ------------                                 ----    ----      ----
   (In millions)

   Commercial paper:
        Outstanding at year-end
        - borrowing                         $1,503.7  $718.5    $500.2
        - average interest rate                 6.6%    5.9%      5.5%
        Average for the year
        - borrowing                          $987.5   $534.9    $620.4
        - average interest rate                 6.3%    5.2%      5.5%
   Maximum outstanding during the year     $1,503.7   $807.0  $1,028.8

   5.   LONG-TERM DEBT

        The following is a summary of long-term debt:

   DECEMBER 31,                        2000        1999         1998
   ------------                        ----        ----         ----
   (In millions)

   Medium-term notes                 $1,012.5       $859.5      $883.5
   Commercial paper                   1,503.7        718.5       500.2
   Other long-term debt                   2.3         27.9        17.5
                                     --------     --------    --------
                                      2,518.5      1,605.9     1,401.2
   Current portion                     (203.7)      (150.1)       (7.3)
                                     --------     --------    --------
                                     $2,314.8     $1,455.8    $1,393.9
                                     ========     ========    ========


        The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. During 2000, the Company entered into a new 364-day revolving credit agreement in the amount of $700.0 million. This revolving credit agreement will terminate in October 2001. At December 31, 2000, there were no borrowings under these revolving credit agreements.

        In lieu of borrowings under the Company's revolving credit agreements, the Company may issue up to $2,000.0 million of commercial paper. The Company's revolving credit agreements provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreements. At December 31, 2000, $1,503.7 million (principal amount) of commercial paper was outstanding. Of this amount, $1,300.0 million is classified as long-term debt and the remainder of $203.7 million is classified as current portion of long-term debt.

        The revolving credit agreements permit the Company to borrow funds on a variety of interest rate terms. These agreements require, among other things, that the Company maintain a certain Total
   Indebtedness to Total Capital Ratio, as defined in the agreements. As of December 31, 2000, the Company was in compliance with these agreements.

        The Company had outstanding at December 31, 2000 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on the Company's medium-term notes range from 3 to 30 years at an average interest rate of 6.34%.

        A universal shelf registration statement became effective in July 1999. As of December 31, 2000, $449.5 million of Company debt and equity securities may be issued under the shelf.

        The aggregate maturities of long-term debt outstanding are as follows:

       DECEMBER 31,            Aggregate Maturities
       ------------            --------------------
       (In millions)

       2001                           $203.7
       2002                          1,400.0
       2003                            415.5
       2004                              -
       2005                             22.0
       Thereafter                      477.3
                                    --------
                                    $2,518.5
                                    ========


   6. COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF A SUBSIDIARY TRUST

        In 1997, a wholly owned trust of the Company issued 10.0 million of 5.25% convertible quarterly income preferred securities ("Preferred Securities") to certain institutional buyers. Each of the Preferred Securities represents an undivided beneficial interest in the assets of the trust, is convertible at the option of the holder into shares of the Company's Common Stock at the rate of 0.9865 shares of Common Stock (equivalent to the approximate conversion price of $50.685 per share of Common Stock), subject to adjustment in certain circumstances, has a $50 liquidation preference and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share. The Preferred Securities are guaranteed by the Company and are callable initially at 103.15% of the liquidation preference beginning in December 2001 and decreasing over time to 100% in December 2007.

        The trust invested the proceeds of the Preferred Securities in $500.0 million Company 5.25% Junior Convertible Subordinated Debentures due 2027 ("Debentures"). The Debentures are the sole assets of the trust, mature on December 1, 2027, bear interest at the annual rate of 5.25%, payable quarterly, and are redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures, but has no current intention to, for a period of up to 20 consecutive quarters during which distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its capital stock or debt securities that do not rank senior to the Debentures.

   7.   DERIVATIVE FINANCIAL INSTRUMENTS

        The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage certain interest rate and foreign currency risks.

        The Company has entered into several interest rate swap agreements as a means of converting certain floating rate debt instruments into fixed rate debt. Cash flows related to these interest rate swap agreements are included in interest expense over the terms of the agreements, which range from three to seven years in maturity. At December 31, 2000, the Company had an outstanding notional principal amount of $912.6 million, with a net accrued interest receivable of $3.4 million. The termination value of these contracts is not included in the consolidated financial statements since these contracts represent the hedging of long-term activities to be amortized in future reporting periods.

        The Company utilizes forward exchange contracts to manage foreign exchange risk related to both known and anticipated intercompany and third-party commercial transaction exposures of one year duration or less.

        The Company also utilizes cross-currency swaps to hedge long-term intercompany transactions. The maturities on these cross-currency swaps range from three to five years.

        The following table summarizes the Company's forward exchange contracts, foreign currency swaps and long-term cross-currency swaps in U.S. dollars by major currency and contractual amount. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies according to local needs in foreign subsidiaries. The contractual amounts of significant forward exchange contracts, foreign currency swaps and long-term cross-currency swaps and their fair value were as follows:

   DECEMBER 31,                         2000               1999
   ------------                      ----------         ----------
   (In millions)
                                    BUY      SELL      BUY     SELL
                                    ---      ----      ---     ----

   Australian dollars              $  -     $  8.6   $  -     $  -
   British pounds                     1.6    165.2      1.1    172.8
   Canadian dollars                 149.4     24.0     71.1      -
   Euro                               0.2    350.2      4.9    490.8
   Japanese yen                       -        -        -        4.1
   Swedish krona                      -        -        -       12.5
   Swiss francs                       -        -        8.0      -
                                   ------   ------   ------   ------
                                   $151.2   $548.0   $ 85.1   $680.2
                                   ======   ======   ======   ======
   Fair Value                      $146.9   $508.4   $ 84.5   $665.7
                                   ======   ======   ======   ======

        The Company's forward exchange contracts, foreign currency swaps and long-term cross-currency swaps do not subject the Company to risk due to foreign exchange rate movement, since gains and losses on these contracts generally offset losses and gains on the assets, liabilities and other transactions being hedged. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk but monitors the credit standing of the counterparties.

        Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the consolidated statements of income.


   8.   LEASES

        The Company leases manufacturing and warehouse facilities, real estate, transportation, data processing and other equipment under leases which expire at various dates through the year 2018. Rent expense was $102.9 million, $91.9 million and $79.7 million in 2000, 1999 and 1998, respectively. Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows:

   YEAR ENDING DECEMBER 31,    Minimum Payments
   ------------------------    ----------------
   (In millions)

   2001                              $51.9
   2002                               35.6
   2003                               25.0
   2004                               14.4
   2005                               10.0

   Thereafter                         12.0
                                     -----
                                    $148.9
                                    ======


   9.   EMPLOYEE BENEFIT RETIREMENT PLANS

        The Company and its subsidiaries have noncontributory pension and profit sharing plans covering substantially all of their foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974 or local statutes to assure that plan assets will be adequate to provide retirement benefits. The Company's Common Stock comprised $46.7 million, $48.7 million and $69.3 million of pension plan assets at December 31, 2000, 1999 and 1998, respectively.

        Total expense under all profit sharing plans was $14.5 million, $12.3 million and $25.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.
   ^G63

        In addition to the Company's pension and profit sharing plans, several of the Company's subsidiaries currently provide retiree health care benefits for certain employee groups.

        The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans within the guidelines of SFAS No. 132:


                                                                   Pension Benefits             Other Postretirement Benefits
                                                           --------------------------------   --------------------------------
        DECEMBER 31,                                     2000        1999        1998        2000        1999       1998
        ------------                                     ----        ----        ----        ----        ----       ----
        (In millions)
        CHANGE IN BENEFIT OBLIGATION
        Benefit obligation at January 1                 $709.1      $691.1      $578.0      $196.3      $184.0      $175.2
        Service cost                                      29.0        25.4        20.2         3.6         3.5         3.2
        Interest cost                                     48.9        50.1        43.9        12.9        12.6        12.8
        Amendments                                         3.8         6.5         2.2         -          (0.5)        -
        Actuarial (gain)/loss                             (0.7)      (59.6)       34.3       (31.4)       11.9         7.8
        Acquisitions                                       -          50.4        51.3         -           1.7         -
        Currency exchange                                 (2.2)       (5.0)       (0.3)        -           -           -
        Benefits paid from plan assets                   (47.0)      (49.8)      (38.5)      (14.7)      (16.9)      (15.0)
                                                        ------      ------      ------      ------      ------      ------
        Benefit obligation at December 31               $740.9      $709.1      $691.1      $166.7      $196.3      $184.0
                                                        ======      ======      ======      ======      ======      ======

        CHANGE IN PLAN ASSETS
        Fair value of plan assets at January 1          $858.6      $713.8      $738.4        $-         $ -         $ -
        Actual return on plan assets                      76.4       119.5        (5.9)        -           -           -
        Acquisitions                                       -          62.3        14.1         -           -           -
        Contributions                                      3.1        11.6         6.5        14.7        16.9        15.0
        Currency exchange                                 (2.8)        1.2        (0.8)        -           -           -
        Benefits paid from plan assets                   (47.0)      (49.8)      (38.5)      (14.7)      (16.9)      (15.0)
                                                        ------      ------      ------      ------      ------      ------
        Fair value of plan assets at December 31        $888.3      $858.6      $713.8      $  -         $ -         $ -
                                                        ======      ======      ======      ====        ======      ======


                                                               Pension Benefits             Other Postretirement Benefits
                                                       --------------------------------    -------------------------------
        DECEMBER 31,                                     2000        1999        1998        2000        1999       1998
                                                         ----        ----       -----        ----        ----       ----
        (In millions )
        FUNDED STATUS
        Funded status at December 31                    $147.4      $149.5       $22.7     $(166.7)    $(196.3)    $(184.0)
        Unrecognized net gain                           (110.7)     (118.9)       (7.9)      (38.6)       (8.0)      (20.2)
        Unrecognized prior service cost                    3.4        (0.9)       (2.0)        -          (0.2)        0.2
        Unrecognized net asset                            (2.2)       (3.3)       (5.0)        -           -           -
                                                        ------      ------      ------      ------      ------     -------
        Net amount recognized                            $37.9       $26.4        $7.8     $(205.3)    $(204.5)    $(204.0)
                                                        ======      ======      ======      ======      ======      ======






                                                               63





        AMOUNTS RECOGNIZED IN THE CONSOLIDATED
           BALANCE SHEETS
        Prepaid benefit cost <1>                        $110.0      $102.9       $71.8        $-          $-          $-
        Accrued benefit cost <2>                         (78.2)      (80.9)      (67.9)     (205.3)     (204.5)     (204.0)
        Intangible asset <1>                               6.1         4.4         3.9         -           -           -
                                                        ------      ------      ------      ------      ------      ------
        Net amount recognized                            $37.9       $26.4        $7.8     $(205.3)    $(204.5)    $(204.0)
                                                        ======      ======      ======      ======      ======      ======
       ASSUMPTIONS AS OF DECEMBER 31
        Discount rate                                      7.5%        7.5%        7.0%        7.5%        7.5%   6.8-7.0%
        Long-term rate of return on plan assets           10.0%       10.0%       10.0%        -           -           -
        Long-term rate of compensation increase            5.0%        5.0%        5.0%        -           -           -
        Health care cost trend rate                        -           -           -           6.0%    7.0-9.0%   7.0-8.0%

     <1> Recorded in Other Non-current Assets
     <2> Recorded in Other Non-current Liabilities

        Net pension (income) expenses and other postretirement benefit expenses include the following components:


                                                            Pension Benefits              Other Postretirement Benefits
                                                      -----------------------------       -----------------------------
     YEAR ENDED DECEMBER 31,                           2000        1999       1998        2000        1999         1998
     -----------------------                           ----        ----       ----        ----        ----         ----
     (In millions)
     Service cost-benefits earned
        during the year                                $29.2       $30.9      $19.3        $3.6        $3.5         $3.3
     Interest cost on projected
        benefit obligation                              49.5        50.9       46.6        12.9        12.6         12.9
     Expected return on plan assets                    (82.8)      (76.7)     (59.0)        -           -            -
     Amortization of:
        Transition asset                                (1.9)       (1.2)      (1.1)       (1.1)       (0.2)        (0.5)
        Prior service cost recognized                   (0.5)       (0.4)      (0.3)        -           -           (0.4)
     Actuarial (gain)/loss                              (1.3)        0.8       (1.8)        -           -            -
                                                       -----       -----      -----       -----       -----        -----
     Net pension (income) expense                      $(7.8)       $4.3       $3.7       $15.4       $15.9        $15.3
                                                       =====       =====      =====       =====       =====        =====

              The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

    DECEMBER 31,                              2000      1999      1998
    ------------                              ----      ----      ----
    (In millions)
    Projected benefit obligation             $103.7    $145.2    $147.1
    Accumulated benefit obligation             85.3     131.0     127.5
    Fair value of plan assets                   -        50.8      52.1

   The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one percentage point change in the assumed rate would have the following effects:

                                         1% Increase      1% Decrease
                                         -----------      -----------
    (In millions)
    Effect on total of service and
      interest cost components               $1.8            $(1.6)
    Effect on postretirement benefit
      obligations                            11.9            (11.0)


   10.  STOCKHOLDERS' EQUITY

        At December 31, 2000, the Company's Common Stock consists of
   800.0 million authorized shares with a par value of $1 per share.

        On February 7, 2000, the Company announced a stock repurchase program of up to $500.0 million of the Company's outstanding Common Stock. During 2000, the Company repurchased 15.5 million shares of its Common Stock at an average price of $26 per share, for a total cash price of $403.0 million under the program. The repurchase program remained in effect until December 31, 2000 and was financed through the use of working capital and commercial paper.

        Each share of Common Stock includes a stock purchase right (a "Right"). Each Right will entitle the holder, until the earlier of October 31, 2008 or the redemption of the Rights, to buy the number of shares of Common Stock having a market value of two times the exercise price of $200, subject to adjustment under certain circumstances. The Rights will be exercisable only if a person or group acquires 15% or more of voting power of the Company or announces a tender offer after which it would hold 15% or more of the Company's voting power. The Rights held by the 15% stockholder would not be exercisable in this situation.

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

   11.  STOCK OPTIONS

        The Company's stock option plans are accounted for under Accounting Principles Board Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

    YEAR ENDED DECEMBER 31,                  2000       1999      1998
    -----------------------                  ----       ----      ----
    (In millions, except per share data)

    Net income:
        As reported                          $421.6     $95.4    $481.8
        Pro forma                             410.5      88.2     477.5
    Diluted earnings per share:
        As reported                            $1.57     $0.34     $1.70

        Pro forma                               1.53      0.31      1.69

        Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

        The Company has authorized 16.3 million shares of Common Stock to be issued under various stock option plans. Under the Company's primary plan (1993 Stock Option Plan) the Company may grant options for up to 14.1 million shares, of which the Company has granted 7.7 million options, and canceled 1.1 million options through December 31, 2000. Under this plan, the option exercise price equals the Common Stock's closing price on the date of the grant, and options vest over a five-year period and expire after ten years.

        The following summarizes the changes in the number of shares of Common Stock under option, including options to acquire Common Stock resulting from the conversion of options under pre-merger Rubbermaid option plans:

                                                             Weighted
                                                             Average
    2000                                      Shares      Exercise Price
    ----                                      ------      --------------
    Outstanding at beginning of year        5,819,824         $35
        Granted                             3,485,263          28
        Exercised                             (97,005)         17
        Canceled                           (1,162,583)         36
                                           ----------
    Outstanding at end of year              8,045,499          32
    Exercisable at end of year              3,215,464          33
                                           ==========
    Weighted average fair value of
       options granted during the year     $        9
                                           ==========


                  OPTIONS OUTSTANDING AT DECEMBER 31, 2000
                                                            Weighted
    Range of             Number           Weighted          Average
    Exercise         Outstanding at        Average         Remaining
    Prices          December 31, 2000  Exercise Price   Contractual Life
    --------        -----------------  --------------   ----------------
    $13-25               614,579             $20                3
     26-35             5,209,505              30                8
     36-45             2,062,615              42                8
     46-50               158,800              48                8
                       ---------
    $13-50             8,045,499              32                8
                       =========




              OPTIONS EXERCISABLE AT DECEMBER 31, 2000

    Range of                  Number               Weighted
    Exercise              Exercisable at           Average
    Prices              December 31, 2000       Exercise Price
    --------            -----------------       --------------
    $13-25                     539,579                $20
     26-35                   1,708,291                 32
     36-45                     910,074                 41
     46-50                      57,520                 48
                             ---------
    $13-50                   3,215,464                 33
                             =========

                                                             Weighted
                                                              Average
    1999                                                     Exercise
    ----                                     Shares            Price
                                             ------          --------
    Outstanding at beginning of year         4,353,147          $32
        Granted                              2,498,980           39
        Exercised                             (842,288)          30
        Canceled                              (190,015)          35
                                             ---------
    Outstanding at end of year               5,819,824           35
                                             =========
    Exercisable at end of year               2,622,352           30
                                             =========

    Weighted average fair value of
    options granted during the year          $      15
                                             =========


   1998
   ----
                                                             Weighted
                                                              Average
                                                             Exercise
                                             Shares            Price
                                             ------          ---------
    Outstanding at beginning of year       3,720,301            $28
        Granted                            1,576,467             38
        Exercised                           (753,261)            23
        Canceled                            (190,360)            30
                                           ---------
    Outstanding at end of year             4,353,147             32
                                           =========
    Exercisable at end of year             3,189,309             30
                                           =========
    Weighted average fair value of
    options granted during the year        $      13
                                           =========


        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998, respectively: risk-free interest rate of 6.5%, 6.6% and 4.1-6.4%; expected dividend yields of 3.0%, 2.0%, and 1.6-2.0%; expected lives of 9.0, 9.0 and 5.0-9.9 years; and expected volatility of 28%, 25% and 20-34%.


   12.  INCOME TAXES

        The provision for income taxes consists of the following:

       YEAR ENDED DECEMBER 31,                   2000      1999      1998
       -----------------------                   ----      ----      ----
       (In millions)

       Current:
          Federal                              $154.8     $120.6   $217.1
          State                                  14.9        6.3     26.0
          Foreign                                34.4       18.2     10.3
                                                -----      -----    -----
                                                204.1      145.1    253.4
       Deferred                                  59.8       (9.6)    81.7
                                                -----      -----    -----
                                               $263.9     $135.5   $335.1
                                                =====      =====    =====

        The non-U.S. component of income before income taxes was $84.7 million in 2000, $56.3 million in 1999 and $19.1 million in 1998.

        The components of the net deferred tax asset are as follows:

   DECEMBER 31,                              2000      1999      1998
   ------------                              ----      ----      ----
   (In millions)

   Deferred tax assets:
       Accruals not currently deductible
          for tax purposes                  $158.7     $198.0   $132.9
       Postretirement liabilities             81.8       80.5     78.5
       Inventory reserves                     42.2       28.4     25.3
       Self-insurance liability               32.1       29.5     44.1
       Amortizable intangibles                 9.6       27.2     13.6
       Other                                   9.7        8.7      2.9
                                             -----      -----    -----
                                             334.1      372.3    297.3

   Deferred tax liabilities:
       Accelerated depreciation             (139.6)    (157.5)  (152.1)
       Prepaid pension asset                 (38.8)     (33.7)   (27.1)
       Other                                 (17.0)     (16.2)   (14.4)
                                             -----      -----    -----
                                            (195.4)    (207.4)  (193.6)
                                             -----      -----    -----
       Net deferred tax asset               $138.7     $164.9   $103.7
                                             =====      =====    =====

        The net deferred tax asset is classified in the consolidated balance sheets as follows:

   DECEMBER 31,                              2000      1999      1998
   ------------                              ----      ----      ----
   (In millions)
   Current net deferred income tax asset    $231.9     $250.6   $108.2

   Non-current deferred income tax
   liability                                 (93.2)     (85.7)    (4.5)
                                            ------     ------   ------
                                            $138.7     $164.9   $103.7
                                            ======     ======   ======


        A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

   YEAR ENDED DECEMBER 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In percent)

   Statutory rate                            35.0%     35.0%     35.0%
   Add (deduct) effect of:
       State income taxes, net of
         federal income tax effect            2.2       2.7       3.2
       Nondeductible trade names and
         goodwill amortization                1.3       4.2       1.3
       Nondeductible transaction costs        -        19.7       -
       Tax basis differential on sales
         of businesses                        -         -         2.7
       Other                                  -        (2.9)     (1.2)
                                             ----      ----      ----
   Effective rate                            38.5%     58.7%     41.0%
                                             ====      ====      ====

        No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings which are considered to be permanently invested. At December 31, 2000, the estimated amount of total unremitted non-U.S. subsidiary earnings is $18.9 million.


   13.  OTHER NONOPERATING EXPENSES (INCOME)

        Total other nonoperating expenses (income) consist of the following:

   Year Ended December 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)

   Equity earnings <1>                      $(8.0)    $(8.1)    $(7.1)
   Interest income                           (5.5)     (9.9)    (14.8)
   Dividend income                           (0.1)     (0.3)     (0.1)
   (Gain)/loss on sale of marketable
     equity securities                        -         1.1    (191.5)
   Gain on sales of businesses                -         -       (59.8)
   Minority interest in income of
     subsidiary trust<2>                     26.7      26.8      26.7
   Currency translation loss                  1.9       1.1       6.0
   Other                                      1.2       1.9       3.5
                                            -----     -----    ------
                                            $16.2     $12.6   $(237.1)
                                            =====     =====   =======

   <1>  Primarily relates to the Company's investment in American Tool
        Companies, Inc., in which the Company has a 49% interest.
   <2>  Expense from Convertible Preferred Securities (see note 6).

   14.  OTHER OPERATING INFORMATION

        BUSINESS SEGMENT INFORMATION

        The Company operates in six reportable business segments:
   Storage, Organization & Cleaning; Home Decor; Office Products;
   Infant/Juvenile Care & Play; Food Preparation, Cooking & Serving and Hardware & Tools.

                            NET SALES <1> <2>

   YEAR ENDED DECEMBER 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)

   Storage, Organization & Cleaning       $1,833.0  $1,899.5  $2,047.0
   Home Decor                              1,392.4   1,370.4   1,242.9
   Office Products                         1,288.0   1,218.0   1,078.6
   Infant/Juvenile Care & Play               921.0     834.7     751.3
   Food Preparation, Cooking & Serving       774.4     782.2     790.0
   Hardware & Tools                          725.9     607.0     583.4
                                          --------  --------  --------
                                          $6,934.7  $6,711.8  $6,493.2
                                          ========  ========  ========

   <1>  Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2000 and 1999, and 14% in 1998. Sales to no other customer exceeded 10% of consolidated net sales.
   <2>  All intercompany transactions have been eliminated.

                               OPERATING INCOME <3>

   Year Ended December 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)
   Storage, Organization & Cleaning         $202.9     $63.3    $208.6
   Home Decor                                168.2     193.7     191.8
   Office Products                           249.3     218.3     212.3
   Infant/Juvenile Care & Play               104.2      16.2      70.2
   Food Preparation, Cooking & Serving       112.0     128.3      97.9
   Hardware & Tools                          120.2     103.7      98.4
   Corporate                                 (76.5)   (133.5)    (83.7)
                                            ------    ------    ------
                                            $880.3    $590.0    $795.5
   Restructuring Costs                       (48.6)   (246.4)   (115.2)
                                            ------    ------    ------
                                            $831.7    $343.6    $680.3
                                            ======    ======    ======

   <3>  Operating income is net sales less cost of products sold and SG&A expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments.

                                IDENTIFIABLE ASSETS

   DECEMBER 31,                              2000      1999       1998
   ------------                              ----      ----       ----
   (In millions)
   Storage, Organization & Cleaning       $1,145.4   $1,155.3    $956.7
   Home Decor                                815.4      818.0     727.3
   Office Products                         1,050.9      720.8     643.0
   Infant/Juvenile Care & Play               497.1      433.9     758.8
   Food Preparation, Cooking & Serving       524.4      539.8     550.0
   Hardware & Tools                          366.9      376.5     268.5
   Corporate<4>                            2,861.7    2,679.8   2,384.9
                                           -------    -------   -------
                                          $7,261.8   $6,724.1  $6,289.2
                                           =======    =======   =======

   <4>  Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

                               CAPITAL EXPENDITURES

   Year Ended December 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)

   Storage, Organization & Cleaning         $144.4     $90.8    $126.5
   Home Decor                                 17.4      21.1      26.5
   Office Products                            42.2      24.9      24.9
   Infant/Juvenile Care & Play                45.0       9.5      39.3
   Food Preparation, Cooking & Serving        36.0      38.0      47.7
   Hardware & Tools                            9.4      10.9      12.6
   Corporate                                  22.2       4.9      41.2
                                            ------    ------    ------
                                            $316.6    $200.1    $318.7
                                            ======    ======    ======

                       DEPRECIATION AND AMORTIZATION

   YEAR ENDED DECEMBER 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)

   Storage, Organization & Cleaning          $78.9     $89.8     $81.9
   Home Decor                                 17.8      18.2      18.0
   Office Products                            33.9      35.7      28.7
   Infant/Juvenile Care & Play                27.7      26.5      33.6
   Food Preparation, Cooking & Serving        36.5      32.3      35.0
   Hardware & Tools                           20.0      12.3      13.2
   Corporate                                  77.8      56.9      53.4
                                            ------    ------    ------
                                            $292.6    $271.7    $263.8
                                            ======    ======    ======

   GEOGRAPHIC AREA INFORMATION

                                 NET SALES

   Year Ended December 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)
   United States                          $5,191.5  $5,135.4  $5,081.5
   Canada                                    308.9     275.6     279.7
                                           -------   -------   -------
       North America                       5,500.4   5,411.0   5,361.2
   Europe                                  1,112.5   1,015.3     894.0
   Central and South America <5>             289.0     253.8     208.2
   All other                                  32.8      31.7      29.8
                                           -------   -------   -------
                                          $6,934.7  $6,711.8  $6,493.2
                                           =======   =======   =======

      <5>  Includes Argentina, Brazil, Colombia, Mexico and Venezuela.


                             OPERATING INCOME

   YEAR ENDED DECEMBER 31,                   2000      1999      1998
   -----------------------                   ----      ----      ----
   (In millions)

   United States                            $643.4    $276.6    $617.0
   Canada                                     54.5      22.6      16.6
                                            ------    ------    ------
       North America                         697.9     299.2     633.6
   Europe                                     77.2       4.5      24.0
   Central and South America                  53.2      43.6      41.2
   All other                                   3.4      (3.7)    (18.5)
                                            ------    ------    ------
                                            $831.7    $343.6    $680.3
                                            ======    ======    ======

                              IDENTIFIABLE ASSETS <6>

   DECEMBER 31,                              2000      1999      1998
   ------------                              ----      ----      ----
   (In millions)

   United States                          $5,048.8  $4,813.3  $4,648.2
   Canada                                    139.9     157.1     207.0
                                           -------   -------   -------
       North America                       5,188.7   4,970.4   4,855.2
   Europe                                  1,746.4   1,459.8   1,135.2
   Central and South America                 290.2     273.2     276.7
   All other                                  36.5      20.7      22.1
                                           -------   -------   -------
                                          $7,261.8  $6,724.1  $6,289.2
                                           =======   =======   =======

   <6>  Transfers of finished goods between geographic areas are not significant.


   15.  LITIGATION

        The Company is subject to certain legal proceedings and claims, including the environmental matters described below, that have arisen in the ordinary conduct of its business or have been assumed by the Company when it purchased certain businesses. Although management of the Company cannot predict the ultimate outcome of these matters with certainty, it believes that their ultimate resolution, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.

        As of December 31, 2000, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of December 31, 2000 ranged between $15.7 million and $21.6 million. As of December 31, 2000, the Company had a reserve equal to $20.0 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long term (30 years) operation and maintenance CERCLA matters which are estimated at present value.

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

        Subject to difficulties in estimating future environmental response costs, the Company does not expect that any amount it may be required to pay in connection with environmental matters in excess of amounts reserved will have a material adverse effect on its consolidated financial statements.

        Eight complaints were filed against the Company and certain of its officers and directors in the U.S. District Court for the Northern District of Illinois on behalf of a purported class consisting of persons who purchased Common Stock of the Company, Newell Co. or Rubbermaid Incorporated during the period from October 21, 1998 through September 3, 1999 or exchanged shares of Rubbermaid Common Stock for the Company's Common Stock as part of the Newell Rubbermaid merger. The complaints alleged that during this time period the defendants violated federal securities laws by issuing false and misleading statements concerning the Company's financial condition and results of operations. After the cases were consolidated before a single judge, the court appointed lead plaintiffs for the uncertified class. Plaintiffs then filed a consolidated amended class action complaint consisting of six counts asserting claims under Sections 11, 12(a)(2) and 15 of the Securities Act and Sections 10(b) and 20(a) of the Securities Exchange Act. All defendants moved to dismiss that amended complaint. On October 2, 2000, the court dismissed the amended complaint for failure to state a claim upon which relief may be granted and on November 14, 2000 rejected the plaintiffs' motion for reconsideration of the prior dismissal. The court dismissed the action, and the time for filing an appeal expired with no appeal having been filed. The case is therefore terminated in favor of the Company and the other defendants.

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

   Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2001 ("Proxy Statement") under the caption "Proposal 1 - Election of Directors," which information is hereby incorporated by reference herein.

   Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting," which information is hereby incorporated by reference herein.

   Item 11.  EXECUTIVE COMPENSATION

   Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors - Information Regarding Board of Directors and Committees," under the captions "Executive Compensation - Summary Compensation Table; - Option Grants in 2000; - Option Exercises in 2000; - Pension and Retirement Plans; - Employment Security and Other Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

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

                                   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K

   (a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K which are filed herewith pursuant to Item 8:

        Report of Independent Public Accountants

        Consolidated Statements of Income - Years Ended December 31, 2000, 1999 and 1998

        Consolidated Balance Sheets - December 31, 2000, 1999 and 1998

        Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998

        Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998

        Notes to Consolidated Financial Statements - December 31, 2000, 1999 and 1998

   (2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 14(d) and appears immediately preceding the Exhibit
   Index:

              SCHEDULE II -  VALUATION AND QUALIFYING ACCOUNTS
              ------------------------------------------------

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

                                          NEWELL RUBBERMAID INC.
                                          Registrant

                                          By    /s/ William T. Alldredge
                                               --------------------------



                                          Date   March 26, 2001
                                               ---------------------------


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

     Signature                            Title
     ---------                            -----



      /s/ William P. Sovey                Chairman of the Board and
     ----------------------------         Director
     William P. Sovey

      /s/ Joseph Galli, Jr.               President and Chief
     ----------------------------         Executive Officer
     Joseph Galli, Jr.                    (Principal Executive
                                          Officer)

      /s/ Jeffrey J. Burbach              Vice President-Controller
     ---------------------------          (Principal Accounting
     Jeffrey J. Burbach                   Officer)

      /s/ William T. Alldredge            Chief Financial Officer
     ---------------------------          (Principal Financial
     William T. Alldredge                 Officer)

      /s/ Alton F. Doody                  Director
     ---------------------------
     Alton F. Doody

      /s/ Scott S. Cowen                 Director
     ---------------------------
     Scott S. Cowen

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

     /s/ Cynthia A. Montgomery           Director
     ------------------------------
     Cynthia A. Montgomery

     /s/ Allan P. Newell                 Director
     ------------------------------
     Allan P. Newell

     /s/ Gordon R. Sullivan              Director
     ------------------------------
     Gordon R. Sullivan

     /s/ William D. Marohn               Director
     ------------------------------
     William D. Marohn

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------

                                                                       Charges to
                                       Balance at                         Other                        Balance at
      Allowance for                    Beginning                        Accounts                         End of
      Doubtful Accounts                of Period       Provision           (A)         Write-offs        Period
      -----------------                ---------       ----------      ----------      -----------     ----------
                                                                     (in thousands)
      Year ended December 31, 2000      $41,870         $4,821            $4,861         ($15,454)       $36,098

      Year ended December 31, 1999       34,157         17,928             1,922          (12,137)        41,870

      Year ended December 31, 1998       30,075          5,488            14,028          (15,434)        34,157

         NOTE A - REPRESENTS RECOVERY OF ACCOUNTS PREVIOUSLY WRITTEN OFF AND NET RESERVES OF ACQUIRED OR DIVESTED BUSINESSES.

                                       Balance at                                                      Balance at
                                       Beginning                                                         End of
      Inventory Reserves               of Period       Provision       Write-offs       Other(B)         Period
      ------------------               ----------      ---------       ----------       --------       ----------
                                                                     (in thousands)
      Year ended December 31, 2000     $119,389        $45,319           ($52,294)        $2,187        $114,601

      Year ended December 31, 1999      113,775         75,660            (72,768)         2,722         119,389

      Year ended December 31, 1998      119,179         13,338            (29,293)        10,551         113,775

         NOTE B - REPRESENTS NET RESERVES OF ACQUIRED AND DIVESTED BUSINESSES, INCLUDING PROVISIONS FOR PRODUCT LINE
   RATIONALIZATION.

                                       Balance at                                                      Balance at
                                       Beginning                       Charges to                        End of
      Restructuring Reserves           of Period       Provision      Reserves (C)        Other          Period
      ----------------------           ---------       ---------      ------------        -----        ----------
                                                                     (in thousands)

      Year ended December 31, 2000      $17,930        $48,561           ($44,624)              -        $21,867

      Year ended December 31, 1999        1,559        246,381           (230,010)              -         17,930

      Year ended December 31, 1998        1,529        115,154           (115,124)              -          1,559

         NOTE C - REPRESENTS COSTS CHARGED TO RESTRUCTURING RESERVES IN ACCORDANCE WITH THE RESTRUCTURING PLAN.

                             (C)  EXHIBIT INDEX

                                             Exhibit
                                             Number     Description of Exhibit
                                             -------    -----------------------
       Item 3.        Articles of              3.1      Restated Certificate of Incorporation of Newell Rubbermaid
                      Incorporation and                 Inc., as amended as of March 24, 1999 (incorporated by
                      By-Laws                           reference to Exhibit 3.1 to the Company's Current Report on
                                                        Form 8-K dated March 24, 1999).
                                               3.2      By-Laws of Newell Rubbermaid Inc., as amended through
                                                        January 5, 2001.

       Item 4.        Instruments              4.1      Restated Certificate of Incorporation of Newell Rubbermaid
                      defining the                      Inc., as amended as of March 24, 1999, is included in Item
                      rights of                         3.1.
                      security holders,
                      including inden-
                      tures
                                               4.2      By-Laws of Newell Rubbermaid Inc., as amended through
                                                        January 5, 2001, are included in Item 3.2.
                                               4.3      Rights Agreement dated as of August 6, 1998, between the
                                                        Company and First Chicago Trust Company of New York, as
                                                        Rights Agent (incorporated by reference to Exhibit 4 to the
                                                        Company's Current Report on Form 8-K dated August 6, 1998).
                                               4.4      Indenture dated as of April 15, 1992, between the Company
                                                        and The Chase Manhattan Bank (National Association), as
                                                        Trustee (incorporated by reference to Exhibit 4.4 to the
                                                        Company's Report on Form 8 amending the Company's Quarterly
                                                        Report on Form 10-Q for the quarterly period ended March 31,
                                                        1992).
                                               4.5      Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (National Association), as
                                                        Trustee (incorporated by reference to Exhibit 4.1 to the
                                                        Company's Current Report on Form 8-K dated May 3, 1996).
                                               4.6      Credit Agreement dated as of June 12, 1995 and amended and restated as of August 5, 1997, among the Company, certain of its affiliates, The Chase Manhattan Bank (National
                                                        Association), as Agent, and the banks whose names appear on the signature pages thereto (incorporated by reference to
                                                        Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q
                                                        for the quarterly period ended June 30, 1997).
                                               4.7      Junior Convertible Subordinated Indenture for the 5.25%
                                                        Convertible Subordinated Debentures, dated as of December
                                                        12, 1997, among the Company and The Chase Manhattan Bank, as
                                                        Indenture Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File
                                                        No. 333-47261, filed March 3, 1998 (the "1998 Form  S-3").
                                               4.8      Specimen Common Stock (incorporated by reference to Exhibit
                                                        4.1 to the Company's Registration Statement on Form S-4,
                                                        File No. 333-71747, filed February 4, 1999).


                                                               83





                                          Exhibit
                                             Number     Description of Exhibit
                                             -------    -----------------------
                                               4.9      $700,000,000 364-Day Credit Agreement dated as of October
                                                        23, 2000, among the Company, The Chase Manhattan Bank, as
                                                        Agent, and the banks whose names appear on the signature
                                                        pages thereto.

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

       Item 10.       Material                *10.1     The Newell Long-Term Savings and Investment Plan, as amended
                      Contracts                         and restated effective May 1, 1993 and amended through
                                                        December 29, 1995 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year
                                                        ended December 31, 1998 (the "1998 Form 10-K")).
                                              *10.2     Newell Co. Deferred Compensation Plan, as amended, effective
                                                        August 1, 1980, as amended and restated effective January 1,
                                                        1997 (incorporated by reference to Exhibit 10.3 to the 1998
                                                        Form 10-K).
                                              *10.3     Newell Operating Company's ROA Cash Bonus Plan, effective
                                                        January 1, 1977, as amended (incorporated by reference to
                                                        Exhibit 10.8 to the Company's Registration Statement on Form
                                                        S-14, Reg. No. 002-71121, filed March 4, 1981).
                                              *10.4     Newell Operating Company's ROI Cash Bonus Plan, effective
                                                        January 1, 1986 (incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K).
                                              *10.5     Newell Operating Company's Restated Supplemental Retirement
                                                        Plan for Key Executives, effective January 1, 1982, as
                                                        amended effective January 1, 1999.
                                              *10.6     Form of Employment Security Agreement with 10 executive
                                                        officers (incorporated by reference to Exhibit 10.10 to the
                                                        Company's Annual Report on Form 10-K for the year ended
                                                        December 31, 1990).
                                              10.7      Credit Agreement dated as of June 12, 1995 and amended and restated as of August 5, 1997, among the Company, certain of its affiliates, The Chase Manhattan Bank (National
                                                        Association), as Agent, and the banks whose names appear on the signature pages thereto, is included in Item 4.6.
                                              10.8      Shareholder's Agreement and Irrevocable Proxy dated as of
                                                        June 21, 1985, among American Tool Companies, Inc., the
                                                        Company, Allen D. Petersen, Kenneth L. Cheloha, Robert W.
                                                        Brady, William L. Kiburz, Flemming Andresen and Ane C.
                                                        Patterson (incorporated by reference to Exhibit 10.15 to the
                                                        Company's Annual Report on Form 10-K for the year ended
                                                        December 31, 1997).





                                                               84





                                          Exhibit
                                             Number     Description of Exhibit
                                             -------    -----------------------
                                              *10.9     Newell Rubbermaid Inc. Amended 1993 Stock Option Plan,
                                                        effective February 9, 1993, as amended May 26, 1999
                                                        (incorporated by reference to Exhibit 10.12 to the Company's
                                                        Quarterly Report on Form 10-Q for the quarterly period ended
                                                        June 30, 1999).
                                              10.10     Amended and Restated Trust Agreement, dated as of December
                                                        12, 1997, among the Company, as Depositor, The Chase
                                                        Manhattan Bank, as Property Trustee, Chase Manhattan
                                                        Delaware, as Delaware Trustee, and the Administrative
                                                        Trustees (incorporated by reference to Exhibit 4.2 to the
                                                        1998 Form S-3).
                                              10.11     Junior Convertible Subordinated Indenture for the 5.25%
                                                        Convertible Subordinated Debentures, dated as of December
                                                        12, 1997, between the Company and The Chase Manhattan Bank, as Indenture Trustee, is included in Item 4.7.
                                              10.12     $700,000,000 364-Day Credit Agreement dated as of October
                                                        23, 2000, between the Company and The Chase Manhattan Bank, as agent, and certain other financial institutions, is
                                                        included in Item 4.9.
                                             *10.13     Newell Rubbermaid Medical Plan for Executives, as amended
                                                        and restated effective January 1, 2000.
                                             *10.14     Confidential Separation Agreement and General Release dated as of October 25, 2000, between Thomas A Ferguson and the
                                                        Company.
                                             *10.15     Confidential Separation Agreement and General Release dated as of November 29, 2000, between John J. McDonough and the
                                                        Company.

       Item 11.                                11       Statement of Computation of Earnings per Share of Common
                                                        Stock.

       Item 12.                                12       Statement of Computation of Earnings to Fixed Charges.

       Item 21.       Subsidiaries of          21       Significant Subsidiaries of the Company.
                      the Registrant

       Item 23.       Consent of              23.1      Consent of Arthur Andersen LLP.
                      experts and
                      counsel
                                              23.2      Consent of KPMG LLP

       Item 99.       Additional               99       Safe Harbor Statement.
                      Exhibits

     * Management contract or compensatory plan or arrangement of the Company.




                                     85