Form 10-Q
period 2001-03-31
NEWELL RUBBERMAID INC
filed 2001-05-11
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2001


                        Commission File Number 1-9608

                           NEWELL RUBBERMAID INC.
           (Exact name of registrant as specified in its charter)

              DELAWARE                                36-3514169
    (State or other jurisdiction                   (I.R.S. Employer
         of incorporation or                     Identification No.)
            organization)


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

                  Yes /x/                       No /  /

        Number of shares of Common Stock outstanding (net of treasury shares) as of May 2, 2001: 266,646,855


   PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements
             --------------------


                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share data)

                                                                 Three Months Ended
                                                                     March 31,
                                                                     ---------
                                                               2001                  2000
                                                               ----                  ----
       Net sales                                             $1,610,736           $1,628,979
       Cost of products sold                                  1,218,960            1,220,495
                                                             ----------           ----------
               GROSS INCOME                                     391,776              408,484
       Selling, general and administrative expenses             264,607              239,608
       Restructuring costs                                        9,979                  763
       Goodwill amortization and other                           14,073               13,222
                                                             ----------           ----------
               OPERATING INCOME                                 103,117              154,891
       Nonoperating expenses:
               Interest expense                                  39,321               27,849
               Other, net                                         2,809                3,107
                                                            -----------           ----------
               Net nonoperating expenses                         42,130               30,956
                                                            -----------           ----------
               INCOME BEFORE INCOME TAXES                        60,987              123,935
       Income taxes                                              22,566               47,715
                                                            -----------           ----------
               NET INCOME                                   $    38,421           $   76,220
                                                            ===========           ==========
       Weighted average shares outstanding:
               Basic                                            266,618              274,059
               Diluted                                          266,618              284,016
       Earnings per share:
               Basic                                         $     0.14           $     0.28
               Diluted                                             0.14                 0.28

       Dividends per share                                   $     0.21           $     0.21

     See notes to consolidated financial statements.



                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                                      March 31,       December 31,
                                                         2001             2000
                                                         ----             ----
       ASSETS
       CURRENT ASSETS
               Cash and cash equivalents                $   19,873       $   22,525
               Accounts receivable, net                  1,131,531        1,183,363
               Inventories, net                          1,309,991        1,262,551
               Deferred income taxes                       221,979          231,875
               Prepaid expenses and other                  189,469          196,338
                                                        ----------       ----------
               TOTAL CURRENT ASSETS                      2,872,843        2,896,652

       MARKETABLE EQUITY SECURITIES                          7,920            9,215
       OTHER LONG-TERM INVESTMENTS                          74,937           72,763
       OTHER ASSETS                                        342,832          336,344
       PROPERTY, PLANT AND EQUIPMENT, NET                1,719,462        1,756,903
       TRADE NAMES AND GOODWILL                          2,150,125        2,189,948
                                                        ----------       ----------
               TOTAL ASSETS                             $7,168,119       $7,261,825
                                                        ==========       ==========



                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                          (Unaudited, in thousands)

                                                              March 31,     December 31,
                                                                2001            2000
                                                                ----            ----
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES
               Notes payable                                  $   13,844      $   23,492
               Accounts payable                                  366,475         342,406
               Accrued compensation                               79,945         126,970
               Other accrued liabilities                         758,658         781,122
               Income taxes                                      113,073          73,122
               Current portion of long-term debt                 214,294         203,714
                                                              ----------      ----------
               TOTAL CURRENT LIABILITIES                       1,546,289       1,550,826
       LONG-TERM DEBT                                          2,318,273       2,319,552
       OTHER NON-CURRENT LIABILITIES                             355,070         347,855
       DEFERRED INCOME TAXES                                     103,092          93,165
       MINORITY INTEREST                                           1,026           1,788
       COMPANY-OBLIGATED
           MANDATORILY REDEEMABLE
           CONVERTIBLE PREFERRED
           SECURITIES OF A  SUBSIDIARY TRUST                     499,998         499,998
       STOCKHOLDERS' EQUITY
               Common stock - authorized
                  shares, 800.0 million at
                  $1 par value                                   282,268         282,174
                        Outstanding shares:
                        2001    282.3 million
                        2000    282.2 million
               Treasury stock, at cost                          (408,459)       (407,456)
                        Shares held:
                        2001    15.6 million
                        2000    15.6 million
               Additional paid-in capital                        217,619         215,911
               Retained earnings                               2,513,229       2,530,864
               Accumulated other comprehensive
                   loss                                         (260,286)       (172,852)
                                                              ----------      ----------
       TOTAL STOCKHOLDERS' EQUITY                              2,344,371       2,448,641
                                                              ----------      ----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $7,168,119      $7,261,825
                                                              ==========      ==========

     See notes to consolidated financial statements.



                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)

                                                                      For the Three Months Ended
                                                                               March 31,
                                                                               ---------
                                                                        2001                 2000
                                                                        ----                 ----
       OPERATING ACTIVITIES:
       Net income                                                   $   38,421             $  76,220
       Adjustments to reconcile net income to net cash
           provided by operating activities:
               Depreciation and amortization                            87,551                77,083
               Deferred income taxes                                    11,183                12,498
               Non-cash restructuring charges                            6,691                     -
               Other                                                     1,735                (2,573)
       Changes in current accounts, excluding the effects
           of acquisitions:
               Accounts receivable                                      45,893                61,623
               Inventories                                             (56,123)             (135,967)
               Other current assets                                      7,677                17,837
               Accounts payable                                         24,516               (32,115)
               Accrued liabilities and other                           (43,480)             (100,474)
                                                                    ----------             ---------
       NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES                                                  124,064               (25,868)
                                                                    ----------             ---------
       INVESTING ACTIVITIES:
               Acquisitions, net                                       (15,367)              (54,445)
               Expenditures for property, plant
                 and equipment                                         (59,744)              (81,188)
               Disposals of non-current assets and other                 4,672                11,989
                                                                    ----------             ---------
       NET CASH USED IN INVESTING ACTIVITIES                           (70,439)             (123,644)
                                                                    ----------             ---------
       FINANCING ACTIVITIES:
               Proceeds from issuance of debt                           19,122               574,537
               Payments on notes payable
                   and long-term debt                                  (18,659)              (58,823)
               Common stock repurchase                                       -              (402,962)
               Cash dividends                                          (55,994)              (57,149)
               Proceeds from exercised stock options
                   and other                                               737                   405
                                                                    ----------             ---------
               NET CASH (USED IN) PROVIDED BY
                   FINANCING ACTIVITIES                                (54,794)               56,008
                                                                    ----------             ---------
       Exchange rate effect on cash                                     (1,483)                 (632)
               DECREASE IN CASH AND CASH
                   EQUIVALENTS                                          (2,652)              (94,136)
       Cash and cash equivalents at beginning of year                   22,525               102,164
                                                                    ----------             ---------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   19,873             $   8,028
                                                                    ==========             =========
       Supplemental cash flow disclosures -
               Cash paid during the period for:
                        Income taxes, net of refunds                $ (40,819)             $   3,723
                        Interest                                    $  52,529              $  44,396

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


   NOTE 2 - ACQUISITIONS

        The Company acquired Mersch SA on January 24, 2000 and Brio on May 24, 2000. Both are manufacturers and suppliers of picture frames in Europe, and now operate as part of Newell Photo Fashions Europe.

        The Company acquired the stationery products business of The Gillette Company ("Paper Mate/Parker") on December 29, 2000. The U.S. and Canadian operations were merged into Sanford North America, while all other operations were consolidated into Sanford International.

        For these and for other minor acquisitions, the Company paid $600.6 million in cash and assumed $15.0 million of debt. The transactions were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed and resulted in trade names and goodwill of approximately $253.6 million.

        The unaudited consolidated results of operations for the three months ended March 31, 2001 and 2000 on a pro forma basis, as though the Mersch, Brio and Paper Mate/Parker businesses had been acquired on January 1, 2000, are as follows (in millions, except per share amounts):
                                 Three Months Ended March 31,
                                 ----------------------------
                                    2001             2000
                                    ----             ----
    Net sales                     $ 1,610.7       $ 1,767.4
    Net income                    $    38.4       $    68.1
    Basic earnings per share      $    0.14       $    0.26

   NOTE 3 - RESTRUCTURING COSTS

        Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following (in millions):

                                 Three Months Ended March 31,
                                 ----------------------------
                                      2001          2000
                                      ----          ----
    Employee severance and
      termination benefits          $   5.9       $   0.3
    Facility and product line
      exit costs                        1.1           0.5
    Other merger transaction
      costs                             3.0             -
                                     ------        ------
                                     $ 10.0        $  0.8
                                     ======        ======

        Reserves that remained for restructuring costs consisted of the following (in millions):

                                   March 31,     December 31,
                                      2001           2000
                                      ----           ----
    Facility and product line
      exit costs                     $  9.7         $ 11.4
    Employee severance and
      termination benefits              6.4            3.3
    Contractual future
      maintenance costs                 4.0            4.6
    Other merger transaction
      costs                             5.2            2.6
                                     ------         ------
                                     $ 25.3         $ 21.9
                                     ======         ======


   NOTE 4 - INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                   March 31,     December 31,
                                     2001           2000
                                     ----           ----
    Materials and supplies        $   171.3      $   244.8
    Work in process                   180.9          165.3
    Finished products                 957.8          852.5
                                  ---------      ---------
                                  $ 1,310.0      $ 1,262.6
                                  =========      =========

   NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                      March 31,   December 31,
                                        2001         2000
                                        ----         ----
    Land                             $    59.8     $    60.7
    Buildings and improvements           727.7         736.1
    Machinery and equipment            2,441.7       2,421.6
                                     ---------     ---------
                                     $ 3,229.2     $ 3,218.4
    Allowance for depreciation        (1,509.7)     (1,461.5)
                                     ----------    ---------
                                     $ 1,719.5     $ 1,756.9
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


   NOTE 6 - LONG-TERM DEBT

        Long-term debt consisted of the following (in millions):

                                    March 31,     December 31,
                                      2001            2000
                                      ----            ----
    Medium-term notes               $ 1,012.5       $ 1,012.5
    Commercial paper                  1,514.3         1,503.7
    Other long-term debt                  5.8             7.1
                                    ---------       ---------
                                    $ 2,532.6       $ 2,523.3
    Current portion                    (214.3)         (203.7)
                                    ---------       ---------
                                    $ 2,318.3       $ 2,319.6
                                    =========       =========

        At March 31, 2001, $1,514.3 million (principal amount) of commercial paper was outstanding. Of this amount, $1,300.0 million is classified as long-term debt because it is supported by a long-term $1,300.0 million revolving credit agreement, and the remainder of $214.3 million is classified as current portion of long-term debt.

   NOTE 7 - EARNINGS PER SHARE

        The earnings per share amounts are computed based on the weighted average monthly number of shares outstanding during the year. "Basic" earnings per share is calculated by dividing net income by weighted average shares outstanding. "Diluted" earnings per share is calculated by dividing net income by weighted average shares outstanding, including the assumption of the exercise and/or conversion of all potentially dilutive securities ("in the money" stock options and company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust). A reconciliation of the difference between basic and diluted earnings per share for the first three months of 2001 and 2000 is shown below (in millions, except per share data):


                                                                              Convertible
                                           Basic        "In the money"         Preferred           Diluted
                                          Method         stock options        Securities           Method
                                          ------         -------------        ----------           -------
   Three months ended
       March 31, 2001 (1):
   Net Income                              $   38.4           -                    -               $   38.4
   Weighted average
           shares outstanding                 266.6           -                    -                  266.6
   Earnings per Share                      $   0.14           -                    -               $   0.14

   Three months ended
       March 31, 2000:
   Net Income                              $   76.2           -              $   4.1               $   80.3
   Weighted average
           shares outstanding                 274.1           -                  9.9                  284.0
   Earnings per Share                      $   0.28           -                    -               $   0.28

   (1) Diluted earnings per share for this period exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.


   NOTE 8 - COMPREHENSIVE INCOME (LOSS)

        The following tables display Comprehensive Income (Loss) and the components of Accumulated Other Comprehensive Income (Loss) (in millions):


                                                           Three months ended March 31,
                                                           ----------------------------
                                                            2001                  2000
                                                            ----                  ----
   Comprehensive (Loss) Income:
        Net income                                       $   38.4               $   76.2
        Unrealized loss on marketable securities             (0.8)                  (1.0)
        Derivatives hedging loss                            (17.1)                     -
        Foreign currency translation loss                   (69.5)                  (9.7)
                                                         --------               --------

        Total Comprehensive (Loss) Income                $  (49.0)              $   65.5
                                                         ========               ========


                                          Net              Foreign                          Accumulated
                                       Unrealized         Currency        Derivatives          Other
                                          Loss           Translation        Hedging        Comprehensive
                                     on Securities          Loss              Loss              Loss
                                     -------------          ----              ----              ----
     Accumulated Other
     Comprehensive Loss:
       Balance at
         December 31, 2000              $  (1.1)         $  (171.8)        $       -       $  (172.9)
       Change during
         three months
         ended March 31, 2001              (0.8)             (69.5)            (17.1)          (87.4)
                                        -------          ---------         ---------       ---------

     Balance at March 31, 2001          $  (1.9)         $  (241.3)        $   (17.1)      $  (260.3)
                                        =======          =========         =========       =========

   NOTE 9 - INDUSTRY SEGMENT INFORMATION

        On April 2, 2001, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's key account strategy. The five new segments have been named for leading worldwide brands in the Company's product portfolio. The realignment streamlines what had been six operating segments. Based on this management structure, the Company is reporting its results as follows (in millions):

                            For the three months ended March 31,
                            ------------------------------------
   Net Sales                      2001              2000
                                  ----              ----
   Rubbermaid                    $   432.0         $   479.6
   Parker/Eldon                      334.5             263.7
   Levolor/Hardware                  331.0             354.9
   Calphalon/WearEver                276.3             283.0
   Little Tikes/Graco                236.9             247.8
                                 ---------         ---------
                                 $ 1,610.7         $ 1,629.0
                                 =========         =========

                             For the three months ended March 31,
                             ------------------------------------
   Operating Income                 2001              2000
                                    ----              ----
   Rubbermaid                     $   44.6          $  45.0
   Parker/Eldon                       32.4             36.8
   Levolor/Hardware                   22.3             35.1
   Calphalon/WearEver                 22.1             29.0
   Little Tikes/Graco                 13.2             30.6
   Corporate                         (21.5)           (20.8)
                                  --------          -------
                                     113.1            155.7
   Restructuring costs               (10.0)            (0.8)
                                  --------          -------
                                  $  103.1          $ 154.9
                                  ========          =======

                                 March 31,       December 31,
   Identifiable Assets             2001              2000
                                   ----              ----
   Rubbermaid                    $ 1,133.8         $1,185.2
   Parker/Eldon                    1,080.8          1,050.9
   Levolor/Hardware                  770.5            775.9
   Calphalon/WearEver                806.4            849.3
   Little Tikes/Graco                557.7            537.5
   Corporate                       2,818.9          2,863.0
                                 ---------         --------
                                 $ 7,168.1         $7,261.8
                                 =========         ========

        Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments. All intercompany transactions have been eliminated and transfers of finished goods between areas are not significant. Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

   NOTE 10 - ACCOUNTING PRONOUNCEMENTS

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

        In May 2000, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives." The EITF subsequently amended the transition provisions of this issue in November 2000. EITF No. 00-14 prescribes guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. This guidance requires certain coupons, rebate offers and free products offered concurrently with a single exchange transaction to be recognized when incurred and reported as a reduction of revenue.

        In January 2001, the EITF issued EITF No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future." EITF No. 00-22 prescribes guidance regarding timing of recognition and income statement classification of costs incurred in connection with offers of "free" products or services that are exercisable by an end consumer as a result of a single exchange transaction with the retailer which will not be delivered by the vendor until a future date. This guidance requires certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue.

        The effective dates of EITF No. 00-14 and EITF No. 00-22 are March 31, 2001 and June 30, 2001, respectively. The Company's adoption of EITF No. 00-14 and EITF No. 00-22 on December 31, 2000 did not impact the results of operations because the Company's past and current accounting policy is to report such costs as reductions in revenue.

   PART I.   FINANCIAL INFORMATION

   Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION
             --------------------------------------------------


   RESULTS OF OPERATIONS
   ---------------------

        The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      2001           2000
                                                      ----           ----
   Net sales                                          100.0%         100.0%
   Cost of products sold                               75.7           74.9
                                                      -----          -----
   GROSS INCOME                                        24.3           25.1
   Selling, general and
        administrative expenses                        16.4           14.7
   Restructuring costs                                  0.6            0.1
   Trade names and goodwill amortization
        and other                                       0.9            0.8
                                                      -----          -----
   OPERATING INCOME                                     6.4            9.5
                                                      -----          -----
   Nonoperating expenses:
   Interest expense                                     2.4            1.6
   Other, net                                           0.2            0.3
                                                      -----          -----
   Net nonoperating expenses                            2.6            1.9
                                                      -----          -----
   INCOME BEFORE INCOME TAXES                           3.8            7.6
   Income taxes                                         1.4            2.9
                                                      -----          -----
   NET INCOME                                           2.4%           4.7%
                                                      =====          =====


              See notes to consolidated financial statements.

   THREE MONTHS ENDED MARCH 31, 2001 VS. THREE MONTHS ENDED MARCH 31, 2000
   -----------------------------------------------------------------------

        Net sales for the three months ended March 31, 2001 ("first quarter") were $1,610.7 million, representing a decrease of $18.3 million or 1.1% from $1,629.0 million in the comparable quarter of 2000. The decrease in net sales is primarily due to internal declines of 6.8% due to slowness in the economy offset by contributions from Paper Mate/Parker (acquired in December 2000).

        The Company announced the realignment of its operating segment structure to reflect the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's key account strategy. The five new segments have been named for leading worldwide brands in the Company's product portfolio and streamlines what had been six operating segments. Based on this management structure, the Company is reporting its results as follows (in millions):

                                                    Percentage
                                                     Increase/
                              2001        2000       Decrease
                              ----        ----       --------
   Rubbermaid                $ 432.0    $  479.6     (9.9)%(1)
   Parker/Eldon                334.5       263.7     26.8  (2)
   Levolor/Hardware            331.0       354.9     (6.7) (1)
   Calphalon/WearEver          276.3       283.0     (2.4)
   Little Tikes/Graco          236.9       247.8     (4.4)
                            --------    --------

        Total               $1,610.7    $1,629.0     (1.1)%
                            ========    ========

        (1)  Internal sales decline due to slowness in the economy.
        (2) Internal sales decline of 4.4% plus sales from the Paper Mate/Parker acquisition.


        Gross income as a percentage of net sales in the first quarter of 2001 was 24.3% or $391.8 million versus 25.1% or $408.5 million in the comparable quarter of 2000. Excluding charges of $3.1 million ($2.0 million after taxes) related to recent acquisitions, gross income in the first quarter of 2001 was $394.9 million or 24.5% of net sales. Excluding charges, gross income declined as a result of decreased sales volume.

        Selling, general and administrative expenses ("SG&A") in the first quarter of 2001 were 16.4% of net sales or $264.6 million versus 14.7% or $239.6 million in the comparable quarter of 1999. Excluding charges of $1.1 million ($0.7 million after taxes) relating to recent acquisitions, SG&A in the first quarter of 2001 were $263.5 million or 16.4% of net sales. Excluding charges, SG&A increased as a result of the Paper Mate/Parker acquisition.

        In the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $10.0 million ($6.3 million after taxes). The pre-tax charge included $5.9 million of severance costs, $1.1 million of facility exit costs and $3.0 million of other transaction costs.

        In the first quarter of 2000, the Company recorded a pre-tax restructuring charge of $0.8 million ($0.5 million after taxes). The pre-tax charge related primarily to costs associated with facility closures from non-Rubbermaid acquisitions.

        Trade names and goodwill amortization and other in the first quarter of 2001 were 0.9% of net sales or $14.1 million versus 0.8% or $13.2 million in the comparable quarter of 2000. The increases are primarily related to an increase in goodwill associated with the recent Paper Mate/Parker acquisition.

        Operating income in the first quarter of 2001 was 6.4% of net sales or $103.1 million versus operating income of 9.5% or $154.9 million in the comparable quarter of 2000. Excluding restructuring costs and other charges in 2001 and 2000, operating income in the first quarter of 2001 was 7.3% or $117.3 million versus 9.6% or $155.7 million in the first quarter of 2000. The decrease in operating income was primarily due to lower than expected sales volume and the Paper Mate/Parker acquisition.

        Net nonoperating expenses in the first quarter of 2001 were 2.6% of net sales or $42.1 million versus net nonoperating income of 1.9% or $31.0 million in the comparable quarter of 2000. The increase in net non-operating expenses is primarily due to $11.5 million of increased interest expense as a result of higher debt levels.

        The effective tax rate was 37.0% in the first quarter of 2001 versus 38.5% in the first quarter of 2000.

        Net income for the first quarter of 2001 was $38.4 million, compared to net income of $76.2 million in the first quarter of 2000. Basic earnings per share were $0.14 in the first quarter of 2001 compared to $0.28 in the first quarter of 2000. Excluding 2001 restructuring costs of $10.0 million ($6.3 million after taxes) and other 2001 pre-tax charges of $4.2 million ($2.7 million after taxes) and 2000 restructuring costs of $0.8 million ($0.5 million after taxes), net income decreased $29.3 million or 38.3% to $47.4 million in the first quarter of 2001 from $76.7 million in 2000. Earnings per share, calculated on the same basis, decreased 36.5% to $0.18 in the first quarter of 2001 from $0.28 in the first quarter of 2000. The decrease in net income was primarily due to internal sales declines and increased interest expense resulting from higher debt levels.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Net cash provided by operating activities in the first three months of 2001 was $124.1 million, representing an increase of $150.0 million from $25.9 million of cash used for the comparable period of 2000. The increase in cash provided from operating activities was primarily due to improved working capital management throughout the Company.

        The Company has short-term foreign and domestic committed and uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's lines of credit at March 31, 2001 totaled $13.8 million.

        The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. During 2000, the Company entered into a new 364-day revolving credit agreement in the amount of $700.0 million. This revolving credit agreement will terminate in October 2001. At March 31, 2001, there were no borrowings under these revolving credit agreements.

        In lieu of borrowings under the Company's revolving credit agreements, the Company may issue up to $2,000.0 million of commercial paper. The Company's revolving credit agreements provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreements. At March 31, 2001, $1,514.3 million (principal amount) of commercial paper was outstanding. Of this amount, $1,300.0 million is classified as long-term debt and the remaining $214.3 million is classified as current portion of long-term debt.

        The revolving credit agreements permit the Company to borrow funds on a variety of interest rate terms. These agreements require, among other things, that the Company maintain a certain Total
   Indebtedness to Total Capital Ratio, as defined in the agreements. As of March 31, 2001, the Company was in compliance with these agreements.

        The Company had outstanding at March 31, 2001 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%.

        A universal shelf registration statement became effective in July 1999. As of March 31, 2001, $449.5 million of Company debt and equity securities may be issued under the shelf.

   Uses:

        Cash used in acquiring businesses was $15.4 million and $54.4 million in the first three months of 2001 and 2000, respectively. In the first quarter of 2001, the Company made minor acquisitions for cash purchase prices totaling $6.6 million; in the first quarter of 2000, the Company acquired Mersch SA and made other minor acquisitions for cash purchase prices totaling $31.3 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $3.3 million and $0.8 million in the first three months of 2001 and 2000, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses.

        Capital expenditures were $59.7 million and $81.2 million in the first three months of 2001 and 2000, respectively.

        Aggregate dividends paid during the first three months of 2001 and 2000 were $56.0 million ($0.21 per share) and $57.1 million ($0.21 per share), respectively.

        During the first three months of 2000, the Company repurchased
   15.5 million shares of its common stock at an average price of $26 per share, for a total cash price of $403.0 million under the Company's stock repurchase program.

        Retained earnings decreased in the first three months of 2001 by $17.6 million. Retained earnings increased in the first three months of 2000 by $19.0 million. The difference between 2001 and 2000 was due to weaker operating results in 2001 versus 2000 and restructuring costs in 2001 of $10.0 million ($6.3 million after taxes) and other pre-tax charges of $4.1 million ($2.7 million after taxes).

        Working capital at March 31, 2001 was $1,326.6 million compared to $1,345.9 million at December 31, 2000. The current ratio at March 31, 2001 was 1.86:1 compared to 1.87:1 at December 31, 2000.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .47:1 at March 31, 2001 and .46:1 at December 31, 2000.

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

        The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition as they represent economic, not financial, losses.

                         March 31,    Time     Confidence
                           2001      Period       Level
                           ----      ------    ----------
    (In millions)
    Interest rates         $8.7       1 day        95%
    Foreign exchange       $2.4       1 day        95%

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


   EURO CURRENCY CONVERSION
   ------------------------

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

   FORWARD LOOKING STATEMENTS
   --------------------------

        Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

   PART I.   FINANCIAL INFORMATION

   Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
             ----------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).


   PART II.  OTHER INFORMATION

   Item 1.   LEGAL PROCEEDINGS
             -----------------

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

        As of March 31, 2001, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        Based on information available to it, the Company's estimate of environmental response costs associated with these matters as of March 31, 2001 ranged between $15.7 million and $21.6 million. As of March 31, 2001, the Company had a reserve equal to $19.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long term (30 years) operation and maintenance CERCLA matters which are estimated at present value.

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


   Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
             --------------------------------

        (a)  Exhibits:

             3.1  Restated Certificate of Incorporation of Newell
                  Rubbermaid Inc., as amended as of April 5, 2001.

             10. Confidential Separation Agreement and General Release dated as of March 20, 2001, between Daniel DalleMolle and the Company.

             12.  Statement of Computation of Ratio of Earnings to Fixed
                  Charges

        (b)  Reports on Form 8-K:

             Registrant filed a Report on Form 8-K dated March 12, 2001, filing the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations of Newell Rubbermaid Inc. for the fiscal year ended December 31, 2000.

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 NEWELL RUBBERMAID INC.
                                 Registrant


   Date: May 11, 2001            /s/ William T. Alldredge
                                 --------------------------------
                                 William T. Alldredge
                                 Chief Financial Officer


   Date: May 11, 2001            /s/ Brett E. Gries
                                 --------------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit