Form 10-Q
period 2001-06-30
NEWELL RUBBERMAID INC
filed 2001-08-10
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549



                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 2001



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

   Yes /x/   No / /

   Number of shares of Common Stock outstanding (net of treasury shares) as of August 6, 2001: 266,663,290







   PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements

                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF INCOME
                                         (Unaudited, in thousands, except per share data)

                                                        Three Months Ended                 Six Months Ended
                                                             June 30,                           June 30,
                                                        ------------------                 ----------------
                                                        2001             2000             2001             2000
                                                        ----             ----             ----             ----
       Net sales                                     $1,724,653       $1,787,025       $3,335,389       $3,416,004
       Cost of products sold                          1,271,118        1,299,549        2,490,078        2,520,044
                                                     ----------       ----------       ----------       ----------
               GROSS INCOME                             453,535          487,476          845,311          895,960
       Selling, general and
               administrative expenses                  278,459          221,589          543,066          461,197
       Restructuring costs                                7,695            7,774           17,674            8,537
       Goodwill amortization and other                   14,182           12,496           28,255           25,718
                                                        -------          -------          -------          -------
               OPERATING INCOME                         153,199          245,617          256,316          400,508
                                                        -------          -------          -------          -------
       Nonoperating expenses:
               Interest expense                          35,596           33,988           74,917           61,837
               Other, net                                 3,306            3,475            6,115            6,582
                                                         ------           ------           ------           ------
               Net nonoperating expenses                 38,902           37,463           81,032           68,419
                                                         ------           ------           ------           ------
               INCOME BEFORE
                   INCOME TAXES                         114,297          208,154          175,284          332,089
       Income taxes                                      42,290           80,139           64,856          127,854
                                                        -------          -------          -------          -------
               NET INCOME                            $   72,007      $   128,015      $   110,428      $   204,235
                                                     ==========      ===========      ===========      ===========
       Weighted average shares outstanding:
               Basic                                    266,648          266,542          266,633          270,300
               Diluted                                  266,648          276,492          266,633          280,255
       Earnings per share:
               Basic                                 $     0.27       $     0.48       $     0.41       $     0.76
               Diluted                                     0.27             0.48             0.41             0.76

       Dividends per share                           $     0.21       $     0.21       $     0.42       $     0.42

               See notes to consolidated financial statements.








                                      2







                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)

                                      June 30,     December 31,
                                        2001           2000
                                       -------     -----------
    ASSETS
    CURRENT ASSETS
       Cash and cash equivalents      $   15,790      $   22,525
       Accounts receivable, net        1,246,645       1,183,363
       Inventories, net                1,271,658       1,262,551
       Deferred income taxes             237,248         231,875
       Prepaid expenses and other        164,677         180,053
                                      ----------      ----------
       TOTAL CURRENT ASSETS            2,936,018       2,880,367

    MARKETABLE EQUITY SECURITIES          10,094           9,215
    OTHER LONG-TERM INVESTMENTS           76,963          72,763
    OTHER ASSETS                         319,902         352,629
    PROPERTY, PLANT AND
       EQUIPMENT, NET                  1,702,000       1,756,903
    TRADE NAMES AND GOODWILL           2,155,713       2,189,948
                                      ----------      ----------
       TOTAL ASSETS                   $7,200,690      $7,261,825
                                      ==========      ==========



























                                      3









                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)
                                                (Unaudited, dollars in thousands)

                                                                                        June 30,          December 31,
                                                                                          2001               2000
                                                                                         -------          -----------
        LIABILITIES AND STOCKHOLDERS' EQUITY
        CURRENT LIABILITIES
                Notes payable                                                           $   25,581           $   23,492
                Accounts payable                                                           429,131              342,406
                Accrued compensation                                                        91,897              126,970
                Other accrued liabilities                                                  782,195              781,122
                Income taxes                                                               161,827               73,122
                Current portion of long-term debt                                          174,040              203,714
                                                                                        ----------           ----------
                TOTAL CURRENT LIABILITIES                                                1,664,671            1,550,826
        LONG-TERM DEBT                                                                   2,215,505            2,319,552
        OTHER NON-CURRENT LIABILITIES                                                      368,544              347,855
        DEFERRED INCOME TAXES                                                               95,008               93,165
        MINORITY INTEREST                                                                      602                1,788
        COMPANY-OBLIGATED MANDATORILY
                REDEEMABLE CONVERTIBLE
                PREFERRED SECURITIES OF A
                SUBSIDIARY TRUST                                                           499,998              499,998

        STOCKHOLDERS' EQUITY
                Common stock - authorized shares,
                800.0 million at $1 par value;                                             282,284              282,174
                Outstanding shares:
                         2001    282.3 million
                         2000    282.2 million
                Treasury stock, at cost;                                                  (408,459)            (407,456)
                Shares held:
                         2001    15.6 million
                         2000    15.6 million
                Additional paid-in capital                                                 217,925              215,911
                Retained earnings                                                        2,529,175            2,530,864
                Accumulated other comprehensive loss                                      (264,563)            (172,852)
                                                                                        ----------           ----------
        TOTAL STOCKHOLDERS' EQUITY                                                       2,356,362            2,448,641
                                                                                        ----------           ----------
        TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                                                    $7,200,690           $7,261,825
                                                                                        ==========           ==========

   See notes to consolidated financial statements.




                                      4









                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)

                                                                                         Six Months Ended June 30,
                                                                                        -------------------------
                                                                                      2001                       2000
                                                                                      ----                       ----
           OPERATING ACTIVITIES:
           Net income                                                            $ 110,429                  $ 204,235
           Adjustments to reconcile net income
                   to net cash provided by operating activities:
                   Depreciation and amortization                                   167,404                    154,153
                   Deferred income taxes                                             3,395                      6,270
                   Non-cash restructuring charges                                    7,972                          -
                   Other                                                             1,620                     (4,851)
           Changes in current accounts, excluding the
                   effects of acquisitions:
                   Accounts receivable                                             (71,259)                   (37,745)
                   Inventories                                                     (26,739)                  (171,959)
                   Other current assets                                             14,876                      6,824
                   Accounts payable                                                 88,332                    (39,742)
                   Accrued liabilities and other                                    63,727                    (13,910)
                                                                                 ---------                  ---------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                             $ 359,757                  $ 103,275
                                                                                 ---------                  ---------
           INVESTING ACTIVITIES:
           Acquisitions, net                                                     $ (16,383)                 $ (68,147)
           Expenditures for property, plant and equipment                         (124,273)                  (159,067)
           Disposals of non-current assets and other                                17,684                      8,302
                                                                                 ---------                 ----------
           NET CASH USED IN INVESTING ACTIVITIES                                 $(122,972)                $ (218,912)
                                                                                 ---------                 ----------



















                                                                5








                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                                                    (Unaudited, in thousands)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------

                                                                                      2001                       2000
                                                                                      ----                       ----
           FINANCING ACTIVITIES:
           Proceeds from issuance of debt                                       $   12,675                 $  768,075
           Payments on notes payable and long-term debt                           (143,531)                  (219,176)
           Proceeds from exercised stock options and other                             992                       (989)
           Common stock repurchase                                                       -                   (402,962)
           Cash dividends                                                         (111,990)                  (113,121)
                                                                                ----------                 ----------
                   NET CASH (USED IN) PROVIDED BY
                            FINANCING ACTIVITIES                                $ (241,854)                $   31,827
                                                                                ----------                 ----------
           Exchange rate effect on cash                                             (1,666)                    (2,457)
                   DECREASE IN CASH AND CASH EQUIVALENTS                        $   (6,735)                $  (86,267)

           Cash and cash equivalents at beginning of year                           22,525                    102,164
                                                                                ----------                 ----------
           CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   15,790                 $   15,897
                                                                                ==========                 ==========
           Supplemental cash flow disclosures -
                   Cash paid during the period for:
                            Income taxes, net of refunds                        $  (27,643)                $   25,981
                            Interest                                            $   81,457                 $   79,199

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

   NOTE 2 - ACQUISITIONS

        The Company made only minor acquisitions in 2001, for $6.5 million in cash and $0.1 million of assumed debt. In 2000, the Company acquired the following:

      BUSINESS                        BUSINESS DESCRIPTION                 ACQUISITION DATE               INDUSTRY SEGMENT
      Mersch SA                       Picture Frames                       January 24, 2000               Levolor/Hardware
      Brio                            Picture Frames                       May 24, 2000                   Levolor/Hardware
      Paper Mate/Parker               Writing Instruments                  December 29, 2000              Parker/Eldon

        For these and for other minor acquisitions in 2000, the Company paid $595.1 million in cash and assumed $15.0 million of debt.

        The transactions summarized above were accounted for as purchases; therefore, results of operations are included in the accompanying consolidated financial statements since their respective acquisition dates. The acquisition costs for the 2001 acquisitions were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's finalized integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the consolidated financial statements.

        The preliminary purchase price allocations for the 2001
   acquisitions and the finalized purchase price allocations for the 2000 acquisitions resulted in trade names and goodwill of approximately $285.7 million.

        The unaudited consolidated results of operations for the six months ended June 30, 2001 and 2000 on a pro forma basis, as though the Mersch, Brio and Paper Mate/Parker businesses had been acquired on January 1, 2000, are as follows (in millions, except per share amounts):

                                   Six Months Ended June 30,
                                   -------------------------
                                     2001              2000
                                     ----              ----
    Net sales                      $3,335.4           $3,700.2
    Net income                     $  110.4           $  187.9
    Basic earnings per share       $    0.41          $    0.70

   NOTE 3 - RESTRUCTURING COSTS

        Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following (in millions):

                                                  Six Months Ended
                                                      June 30,
                                                  ----------------
                                                     2001     2000
                                                     ----     ----
    Employee severance and termination benefits      $ 9.8    $ 3.4
    Facility and product line exit costs               3.3      4.4
    Contractual future maintenance costs                 -      0.7
    Other Rubbermaid merger transaction costs          4.6        -
                                                     -----    -----
                                                     $17.7    $ 8.5
                                                     =====    =====

        Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management. Reserves that remained for restructuring provisions consisted of the following (in millions):

                                                June 30,   December 31,
                                                  2001         2000
                                                --------   ------------
    Facility and product line exit costs           $ 8.0          $11.4
    Employee severance and termination
      benefits                                       6.4            3.3
    Contractual future maintenance costs             3.3            4.6
    Other Rubbermaid merger transaction costs        4.8            2.6
                                                   -----          -----
                                                   $22.5          $21.9
                                                   =====          =====

   NOTE 4 - INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                  June 30,      December 31,
                                    2001            2000
                                  --------      -----------
    Materials and supplies       $    230.6      $    244.8
    Work in process                   180.2           165.3
    Finished products                 860.9           852.5
                                  ---------      ----------
                                  $ 1,271.7      $  1,262.6
                                  =========      ==========

   NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in millions):

                                   June 30,     December 31,
                                     2001           2000
                                   --------     ------------
    Land                           $     59.4     $     60.7
    Buildings and improvements          744.8          736.1
    Machinery and equipment           2,462.6        2,421.6
                                   ----------     ----------
                                   $  3,266.8     $  3,218.4
    Allowance for depreciation       (1,564.8)      (1,461.5)
                                   ----------     ----------
                                   $  1,702.0     $  1,756.9
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

   NOTE 6 - LONG-TERM DEBT

        Long-term debt consisted of the following (in millions):

                                  June 30,     December 31,
                                    2001           2000
                                  --------      -----------
    Medium-term notes              $ 1,012.5      $ 1,012.5
    Commercial paper                 1,371.5        1,503.7
    Other long-term debt                 5.5            7.1
                                   ---------      ---------
                                   $ 2,389.5      $ 2,523.3
    Current portion                   (174.0)        (203.7)
                                   ---------      ---------
                                   $ 2,215.5      $ 2,319.6
                                   =========      =========

        At June 30, 2001, $1,371.5 million (principal amount) of commercial paper was outstanding. Of this amount, $1,300.0 million is classified as long-term debt because it is supported by a $1,300.0 million long-term revolving credit agreement, and the remainder of $71.5 million is classified as current portion of long-term debt.

   NOTE 7  - EARNINGS PER SHARE

        Basic and diluted earnings per share for the second quarter and the first six months of 2001 and 2000 are calculated as follows (in millions, except per share data):

                                                                                      Convertible
                                                  Basic         "In the money"        Preferred         Diluted
                                                  Method         stock options        Securities        Method
                                                  ------        --------------        -----------       -------
       Three months ended June 30, 2001:
       Net Income                                  $  72.0               -               $     -          $  72.0
       Weighted average
          shares outstanding                         266.6               -                     -            266.6
       Earnings per share (1)                      $   0.27              -                     -          $   0.27
       Three months ended June 30, 2000:
       Net Income                                  $ 128.0               -                    4.1         $ 132.1
       Weighted average
          shares outstanding                         266.5             0.1                    9.9           276.5
       Earnings per share                           $  0.48              -                     -          $   0.48
       Six months ended June 30, 2001:
       Net Income                                  $ 110.4               -                     -          $ 110.4
       Weighted average
          shares outstanding                         266.6               -                     -            266.6
       Earnings per share (1)                      $   0.41              -                     -          $   0.41
       Six months ended June 30, 2000:
       Net Income                                  $ 204.2               -                    8.2         $ 212.4
       Weighted average
          shares outstanding                         270.3               -                   10.0           280.3
       Earnings per share                          $   0.76              -               $      -          $  0.76


     (1) Diluted earnings per share for these periods exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

   NOTE 8 - COMPREHENSIVE INCOME (LOSS)

        The following tables display Comprehensive Income and the components of Accumulated Other Comprehensive Loss (in millions):

                                     Six Months Ended June 30
                                     ------------------------
                                        2001          2000
                                        ----          ----
    Comprehensive Income:
       Net income                        $110.4        $204.2
       Unrealized gain (loss) on
          marketable securities             0.5          (1.4)
       Derivatives hedging loss            (8.2)            -
       Foreign currency
         translation loss                 (84.0)        (39.6)
                                        -------        ------
       Total Comprehensive Income       $  18.7        $163.2
                                        =======        ======

                                             After-tax           Foreign                             Accumulated
                                            Unrealized           Currency          Derivatives          Other
                                              Loss on          Translation           Hedging        Comprehensive
                                            Securities             Loss               Loss               Loss
                                            ----------         -----------         ----------       -------------
     Accumulated Other Comprehensive
     Loss:
          Balance at December 31, 2000          $ (1.1)          $  (171.8)          $      -          $ (172.9)
          Change during six months
            ended June 30, 2001                    0.5               (84.0)              (8.2)            (91.7)
                                                ------           ---------            -------          --------
     Balance at June 30, 2001                   $ (0.6)          $  (255.8)           $  (8.2)          $(264.6)
                                                ======           =========                             ========

   NOTE 9 - INDUSTRY SEGMENTS

        On April 2, 2001, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's key account strategy. The five new segments have been named for leading worldwide brands in the Company's product portfolio. The realignment streamlines what had previously been six operating segments. Based on this management structure, the Company's segment results are as follows (in millions):

                                   Six Months Ended June 30,            Six Months Ended June 30,
                                   -------------------------            -------------------------
                                     2001              2000              2001              2000
                                     ----              ----              ----              ----
     Net Sales
     ---------
     Rubbermaid                     $   475.9        $   507.0        $   907.9           $   986.6
     Parker/Eldon                       469.5            378.0            804.0               641.7
     Levolor/Hardware                   349.4            389.0            680.4               743.9
     Calphalon/WearEver                 241.7            269.3            518.0               552.3
     Little Tikes/Graco                 188.2            243.7            425.1               491.5
                                     --------         --------         --------            --------
                                     $1,724.7         $1,787.0         $3,335.4            $3,416.0
                                     ========         ========         ========            ========



                                    Three Months Ended June 30,              Six Months Ended June 30,
                                    ---------------------------              -------------------------
                                      2001                2000                    2001                2000
                                      ----                ----                    ----                ----
     Operating Income
     Rubbermaid                       $     44.9          $    53.4          $    89.5              $    98.4
     Parker/Eldon                           92.6               96.4              125.0                  133.2
     Levolor/Hardware                       35.3               62.6               57.6                   97.7
     Calphalon/WearEver                      9.0               29.3               31.1                   58.3
     Little Tikes/Graco                      1.3               30.9               14.5                   61.5
     Corporate                             (22.2)             (19.3)             (43.7)                 (40.1)
                                        --------           --------           --------               --------
                                        $  160.9           $  253.3           $  274.0               $  409.0
     Restructuring costs                    (7.7)              (7.7)             (17.7)                  (8.5)
                                        --------           --------           --------               --------
                                        $  153.2           $  245.6           $  256.3               $  400.5
                                        ========           ========           ========               ========


                                                           June 30,        December 31,
                                                             2001              2000
                                                           -------         ------------
     Identifiable Assets
     -------------------
     Rubbermaid                                                $1,109.4           $1,185.2
     Parker/Eldon                                               1,243.3            1,050.9
     Levolor/Hardware                                             763.0              775.9
     Calphalon/WearEver                                           774.1              849.3
     Little Tikes/Graco                                           503.5              537.5
     Corporate                                                  2,807.4            2,863.0
                                                               --------           --------
                                                               $7,200.7           $7,261.8
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

   NOTE 10 - ACCOUNTING PRONOUNCEMENTS

        At the beginning of the year, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS 133 on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million, recorded in accumulated other comprehensive income. The cumulative effect of adopting FAS 133 on the results of operations had no material impact.

        In 2001 and 2000, the Emerging Issues Task Force ("EITF") discussed a number of topics related to product merchandising expenses that the Company reports as a reduction of gross sales. Ultimately, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives" and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and reached a consensus on an element of EITF No. 00-22 "Accounting for Points and Certain Other Time-Based Sales Incentives or Volume-Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future." These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to retailers and end consumers. These EITF's had no impact on the Company as the Company currently recognizes these costs and classifies them as reductions of gross sales in accordance with the prescribed rules. EITF No. 00-14 and 00-25 are effective for the first quarter beginning after December 15, 2001 and EITF No. 00-22 was effective for the first quarter ended after February 15, 2001.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The statement also requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

        The nonamortization provisions of the Statement will not initially impact amortization expense related to acquisitions initiated prior to June 30, 2001, but any goodwill or indefinite lived intangibles acquired subsequent to June 30, 2001 will not be amortized. Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop.
   During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests or the application of the nonamortization provisions will have on its net income and financial position.

   PART I

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS
   ---------------------

        The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                               Three Months Ended   Six Months Ended
                                    June 30,            June 30,
                               ------------------   ----------------
                                 2001      2000      2001      2000
                                 ----      ----      ----      ----
    Net sales                    100.0%    100.0%    100.0%    100.0%
    Cost of products sold         73.7%     72.7%     74.7%     73.8%
                                 -----     -----     -----     -----
    GROSS INCOME                  26.3%     27.3%     25.3%     26.2%

    Selling, general and
      administrative expenses     16.1%     12.4%     16.3%     13.5%
    Restructuring costs            0.5%      0.5%      0.5%      0.2%
    Trade names and goodwill
      amortization and other       0.8%      0.7%      0.8%      0.8%
                                 -----     -----     -----     -----
    OPERATING INCOME               8.9%     13.7%      7.7%     11.7%
                                 -----     -----     -----     -----
    Nonoperating expenses:
    Interest expense               2.1%      1.9%      2.2%      1.8%
    Other, net                     0.2%      0.1%      0.2%      0.2%
                                 -----     -----     -----     -----
    Net nonoperating expenses      2.3%      2.0%      2.4%      2.0%
                                 -----     -----     -----     -----
    INCOME (LOSS) BEFORE
       INCOME TAXES                6.6%     11.7%      5.3%      9.7%
    Income taxes                   2.4%      4.5%      2.0%      3.7%
                                 -----     -----     -----     -----
    NET INCOME (LOSS)              4.2%      7.2%      3.3%      6.0%
                                 =====     =====     =====     =====

        See notes to consolidated financial statements.

   Three Months Ended June 30, 2001 vs. Three Months Ended June 30, 2000
   ---------------------------------------------------------------------

        Net sales for the three months ended June 30, 2001 ("second quarter") were $1,724.7 million, representing a decrease of $62.3 million or 3.5% from $1,787.0 million in the comparable quarter of 2000. The decrease in net sales primarily resulted from internal declines of 10.7% due to slowness in the economy, inventory adjustments at retail and competitive pressures. These declines were partially offset by contributions from PaperMate/Parker (acquired in December 2000).

                                                                                    Percentage
                                                                                    Increase
                                                     2001          2000             Decrease
                                                     ----          ----             ----------
       Rubbermaid                                   $  475.9      $  507.0            (6.1)%(1)
       Parker/Eldon                                    469.5         378.0            24.2  (2)
       Levolor/Hardware                                349.4         389.0           (10.2) (1)
       Calphalon/WearEver                              241.7         269.3           (10.2) (1)
       Little Tikes/Graco                              188.2         243.7           (22.8) (1)
                                                    --------      --------

               Total                                $1,724.7      $1,787.0            (3.5%)
                                                    ========      ========

              (1) Internal sales decline.
              (2) Internal sales decline of 10.0% plus sales from the PaperMate/Parker acquisition.

              Gross income as a percentage of net sales in the second quarter was 26.3% or $453.5 million versus 27.3% or $487.5 million in the comparable quarter of 2000. Excluding charges of $3.1 million relating to recent acquisitions, gross income in the second quarter of 2000 was $490.6 million or 27.5% of net sales. Excluding charges, gross income declined as a result of decreased sales volume and the absorption impact related to slowed production as part of the further implementation of the Company's working capital management initiatives.

        Selling, general and administrative expenses ("SG&A") in the second quarter were 16.1% of net sales or $278.5 million versus 12.4% or $221.7 million in the comparable quarter of 2000. Excluding charges of $0.5 million relating to recent acquisitions, SG&A expenses were $278.0 million or 16.1% of net sales for the second quarter. Excluding charges of $5.9 million relating to recent acquisitions, SG&A in the second quarter of 2000 were $215.8 million or 12.4% of sales. Excluding charges, SG&A increased as a result of the PaperMate/Parker acquisition and the Company's increased marketing initiatives.

        In the second quarter, the Company recorded a pre-tax restructuring charge of $7.7 million ($4.8 million after taxes). The pre-tax charge included $3.9 million of severance costs, $2.1 million of facility exit costs, and $1.7 million of other transaction costs.

        In the second quarter of 2000, the Company recorded a pre-tax restructuring charge of $7.7 million ($4.8 million after taxes). The pre-tax charge included $3.2 million of facility exit costs, $3.4 million of severance costs and $1.1 million of other transaction costs.

        Trade names and goodwill amortization and other in the second quarter were 0.8% of net sales or $14.2 million versus 0.7% or $12.5 million in the comparable quarter of 2000.

        Operating income in the second quarter was 8.9% of net sales or $153.2 million versus operating income of 13.7% or $245.6 million in the comparable quarter of 2000. Excluding restructuring costs and other charges in 2000 and 2001, operating income in the second quarter was 9.4% or $161.4 million versus 14.7% or $262.3 million in the second quarter of 2000. The decrease in operating income was primarily due to lower than expected sales volume and the further implementation of the Company's working capital management initiatives.

        Net nonoperating expenses in the second quarter were 2.3% of net sales or $38.9 million versus net nonoperating income of 2.0% of net sales or $37.4 million in the comparable quarter of 2000. Not nonoperating expenses increased from the prior year due to higher interest expenses as a result of the Company's increased level of debt.

        Excluding restructuring costs and other charges in 2001 and 2000, the effective tax rate was 37.0% in the second quarter versus 38.5% in the second quarter of 2000.

        Net income for the second quarter was $72.0 million, compared to net income of $128.0 million in the second quarter of 2000. Diluted earnings per share were $0.27 in the second quarter compared to $0.48 in the second quarter of 2000. Excluding 2001 restructuring costs of $7.7 million ($4.8 million after taxes), other 2001 pre-tax charges of $0.5 million ($0.3 million after taxes), 2000 restructuring costs of $7.8 million ($4.8 million after taxes), and other 2000 pre-tax charges of $9.0 million ($5.5 million after taxes), net income decreased $56.0 million or 44.3% to $77.1 million in the second quarter from $138.3 million in 2000. Diluted earnings per share, calculated on the same basis, decreased 44.2% to $0.29 in the second quarter from $0.52 in the second quarter of 2000. The decrease in net income and earnings per share was primarily due to internal sales declines and the further implementation of the Company's working capital management initiatives.

   Six Months Ended June 30, 2001 vs. Six Months Ended June 30, 2000
   -----------------------------------------------------------------

        Net sales for the first six months of 2001 were $3,335.4 million, representing a decrease of $80.6 million or 2.4% from $3,416.0 million in the comparable period of 2000. The decrease in net sales primarily resulted from internal declines of 8.9% due to slowness in the economy, inventory adjustments at retail and competitive pressures. These declines were partially offset by contributions from PaperMate/Parker (acquired in December 2000). Segment results for the six months ended June 30, 2001 were as follows, in millions:

                                               Percentage
                                               Increase/
                          2001      2000        Decrease
                          ----      ----       ----------
    Rubbermaid          $  907.9  $  986.6        (8.0)%(1)
    Parker/Eldon           804.0     641.7        25.3  (2)
    Levolor/Hardware       680.4     743.9        (8.5) (1)
    Calphalon/WearEver     518.0     552.3        (6.2) (1)
    Little Tikes/Graco     425.1     491.5       (13.5) (1)
                        --------  --------

         Total          $3,335.4  $3,416.0        (2.4)%
                        ========  ========

   (1)  Internal sales decline.
   (2) Internal sales decline of 9.4% plus sales from the PaperMate/ Parker acquisition.

        Gross income as a percentage of net sales in the first six months of 2001 was 25.3% or $845.3 million versus 26.2% or $896.0 million in the comparable period of 2000. Excluding charges of $3.1 million relating to recent acquisitions, gross income in the first six months of 2001 was $848.4 million or 25.4% of net sales. Excluding 2000 charges of $3.1 million relating to the recent acquisitions, gross income for the six months ended June 30, 2000 was $899.1 million or 26.3% of net sales. Excluding charges, gross income declined as a result of decreased sales volume and the absorption impact related to slowed production as part of the further implementation of the Company's working capital management initiatives.

        SG&A in the first six months of 2001 were 16.3% of net sales or $543.0 million versus 13.5% or $461.3 million in the comparable period of 2000. Excluding charges of $1.6 million relating to recent acquisitions, SG&A in the first six months of 2001 was $541.4 million or 16.2% of net sales. Excluding 2000 charges of $5.9 million relating to the recent acquisitions, SG&A for the six months ended June 30, 2000 was $455.4 million or 13.3% of net sales. Excluding charges, SG&A increased as a result of the PaperMate/Parker acquisition and the Company's increased marketing initiatives.

        In the first six months of 2001, the Company recorded a pre-tax restructuring charge of $17.7 million ($11.1 million after taxes). The pre-tax charge included $9.8 million of severance costs, $3.2 million of facility exit costs and $4.7 million of other transaction costs.

        In the first six months of 2000, the Company recorded a pre-tax restructuring charge of $8.5 million ($5.2 million after taxes). The pre-tax change related primarily to costs associated with facility closures from non-Rubbermaid acquisitions.

        Trade names and goodwill amortization and other in the first six months of 2001 were 0.8% of net sales or $28.3 million versus 0.8% or $25.7 million in the first six months of 2000.

        Operating income in the first six months of 2001 was 7.7% of net sales or $256.3 million versus 11.7% or $400.5 million in the comparable period of 2000. Excluding restructuring costs and other charges in 2000 and 2001, operating income in the first six months of 2001 was 8.4% or $278.7 million versus 12.2% or $418.0 million in the first six months of 2000. The decrease in net income and earnings per share was due to internal sales declines, increased interest expense and further implementation of the Company's working capital management initiatives.

        Net nonoperating expenses in the first six months of 2001 were 2.4% of net sales or $81.0 million versus net nonoperating income of 2.0% of net sales or $68.4 million in the comparable period of 2000. Net nonoperating expenses increased from the prior year due to higher interest expense as a result of the Company's increased level of debt.

        Excluding restructuring costs and other gains and charges in 2001 and 2000, the effective tax rate was 37.0% in the first six months of 2001 versus 38.5% in the first six months of 2000.

        Net income for the first six months of 2001 was $110.4 million, compared to net income of $204.2 million in the first six months of 2000. Diluted earnings per share were $0.41 in the first six months of 2001 compared to $0.76 in the first six months of 2000. Excluding 2001 restructuring costs of $17.7 million ($11.1 million after taxes), other 2001 pre-tax charges of $4.7 million ($3.0 million after taxes), 2000 restructuring costs of $8.5 million ($5.2 million after taxes), and other 2000 pre-tax charges of $9.0 million ($5.5 million after taxes), net income decreased $90.5 million or 42.1% to $124.5 million the first six months of 2001 versus $215.0 million in 2000. Diluted earnings per share, calculated on the same basis, decreased 41.3% to $0.47 in the first six months of 2001 versus $0.80 in the first six months of 2000. The decrease in net income and earnings per share was due to internal sales declines, increased interest expense and further implementation of the Company's working capital management initiatives.

   Liquidity and Capital Resources
   -------------------------------

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Net cash provided from operating activities in the first six months ended June 30, 2001 was $359.8 million compared to $103.3 million for the comparable period of 2000. The increase in net cash provided from operating activities in 2001 versus 2000 is primarily due to improved working capital management, primarily in the areas of inventory and accounts payable.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the Lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at June 30, 2001 totaled $25.6 million.

        The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. During 2000, the Company entered into a new 364-day revolving credit agreement in the amount of $700.0 million. This revolving credit agreement will terminate in October 2001. At June 30, 2001, there were no borrowings under these revolving credit agreements.

        In lieu of borrowings under the Company's revolving credit agreements, the Company may issue up to $2,000 million of commercial paper. The Company's revolving credit agreements provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreements. At June 30, 2001, $1,371.5 million (principal amount) of commercial paper was outstanding. Of this amount, $1,300 million is classified as long-term debt and the remaining $71.5 million is classified as current portion of long-term debt.

        The revolving credit agreements permit the Company to borrow funds on a variety of interest rate terms. These agreements require, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio, as defined in the agreements. As of June 30, 2001, the Company was in compliance with these agreements.

        The Company had outstanding at June 30, 2001 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%.

        A universal shelf registration statement became effective in July 1999. As of June 30, 2001, $449.5 million of Company debt and equity securities may be issued under the shelf.

   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        Cash used in acquiring businesses was $16.4 million and $68.1 million in the first six months of 2001 and 2000, respectively. In the first six months of 2001, the Company made minor acquisitions for cash purchase prices totaling $6.5 million. In the first six months of 2000, the Company acquired Mersch and Brio and made other minor acquisitions for cash purchase prices totaling $47.3 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $9.7 million and $8.5 million in the first six months of 2001 and 2000, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses.

        Capital expenditures were $124.3 million and $159.1 million in the first six months of 2001 and 2000, respectively.

        Aggregate dividends paid during the first six months of 2001 and 2000 were $112.0 million ($0.42 per share) and $113.0 million ($0.42 per share), respectively.

        During the first three months of 2000, the Company repurchased
   15.5 million shares of its common stock at an average price of $26 per share, for a total cash price of $403.0 million.

        Retained earnings decreased in the first six months of 2001 by $1.7 million. Retained earnings increased in the first six months of 2000 by $91.0 million. The difference between 2000 and 2001 was primarily due to weak operating results.

        Working capital at June 30, 2001 was $1,271.3 million compared to $1,329.6 million at December 31, 2000. The current ratio at June 30, 2001 was 1.76:1 compared to 1.86:1 at December 31, 2000.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .46:1 at June 30, 2001 and .46:1 at December 31, 2000.

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

        The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition as they represent economic, not financial losses.

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

        As of June 30, 2001, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        The Company's estimate of environmental response costs associated with these matters as of June 30, 2001 ranged between $16.6 million and $20.5 million. As of June 30, 2001, the Company had a reserve equal to $18.9 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 years) operation and maintenance CERCLA matters which are estimated at present value.

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

        Although management of the Company cannot predict the ultimate outcome of these legal proceedings and claims with certainty, it believes that their ultimate resolution, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.

   Item 4. Submission of Matters to a Vote of the Security-Holders

        On May 9, 2001, the 2001 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

        Proposal 1. Election of a Board of Directors to hold office for a term of three years.

                                       Number of Shares
                                       ----------------
    Nominee                           For          Withheld
    -------                           ---          --------
    Scott S. Cowen                233,067,222     4,148,732
    Elizabeth Cuthbert Millett    233,001,453     4,214,501
    Cynthia A. Montgomery         233,189,624     4,026,330
    Allan P. Newell               233,035,782     4,180,172
    Gordon R. Sullivan            233,076,064     4,139,890

        Proposal 2. Ratification of Appointment of Independent Accountants. A proposal to ratify the appointment of Arthur Andersen LLP as independent accountants to audit the consolidated balance sheet and related consolidated statements of income, stockholder's equity and comprehensive income and cash flows of the Company for 2001 was adopted, with 235,429,604 votes cast for, 999,563 votes cast against, 786,787 votes abstained and 0 broker non-votes.

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

                                      NEWELL RUBBERMAID INC.
                                      Registrant


   Date: August 10, 2001              /s/ William T. Alldredge
                                      -----------------------------------
                                      William T. Alldredge
                                      Chief Financial Officer


   Date: August 10, 2001              /s/ Brett E. Gries
                                      -----------------------------------
                                      Brett E. Gries
                                      Vice President - Accounting & Audit