Form 10-Q
period 2001-09-30
NEWELL RUBBERMAID INC
filed 2001-11-14
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 2001

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

        Yes /x/   No /  /

   Number of shares of Common Stock outstanding (net of treasury shares) as of October 24, 2001: 266,670,700


   PART I.FINANCIAL INFORMATION

   Item 1.   Financial Statements


                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
              (Unaudited, in thousands, except per share data)

                                                             Three Months Ended         Nine Months Ended
                                                               September 30,              September 30,
                                                             ------------------         -----------------
                                                             2001         2000          2001         2000
                                                             ----         ----          ----         ----
     Net sales                                            $1,767,818   $1,756,372    $5,103,207   $5,172,376
     Cost of products sold                                 1,278,243    1,287,619     3,768,321    3,807,663
                                                           ---------    ---------     ---------    ---------
       GROSS INCOME                                          489,575      468,753     1,334,886    1,364,713
     Selling, general and
       administrative expenses                               296,440      214,509       839,506      675,706
     Restructuring costs                                      11,323        4,243        28,997       12,780
     Goodwill amortization and other                          14,222       13,378        42,477       39,096
                                                           ---------    ---------     ---------    ---------
              OPERATING INCOME                               167,590      236,623       423,906      637,131
     Nonoperating expenses:
              Interest expense                                32,274       33,184       107,191       95,021
              Other, net                                       5,095        3,440        11,210       10,022
                                                          ----------    ---------     ---------    ---------
              Net nonoperating expenses                       37,369       36,624       118,401      105,043
                                                          ----------    ---------     ---------    ---------
              INCOME BEFORE
                      INCOME TAXES                           130,221      199,999       305,505      532,088
     Income taxes                                             46,751       77,000       111,607      204,854
                                                          ----------                  ---------    ---------
              NET INCOME                                  $   83,470   $  122,999    $  193,898   $  327,234
                                                          ==========   ==========    ==========   ==========
     Weighted average shares outstanding:
              Basic                                          266,662      266,567       266,643      269,056
              Diluted                                        266,662      276,500       266,643      278,987

     Earnings per share:
              Basic                                       $     0.31   $     0.46    $     0.73   $     1.22
              Diluted                                           0.31         0.46          0.73         1.22
     Dividends per share                                  $     0.21   $     0.21    $     0.63   $     0.63


     See notes to consolidated financial statements.


                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          (Unaudited, in thousands)


                                       September 30,     December 31,
                                            2001             2000
                                       -------------     ------------
    ASSETS
    CURRENT ASSETS
         Cash and cash equivalents       $   9,257         $ 22,525
         Accounts receivable, net        1,316,139        1,183,363
         Inventories, net                1,185,450        1,262,551
         Deferred income taxes             241,671          231,875
         Prepaid expenses and other        180,873          180,053
                                        ----------       ----------
         TOTAL CURRENT ASSETS            2,933,390        2,880,367
    MARKETABLE EQUITY SECURITIES             7,125            9,215
    OTHER LONG-TERM INVESTMENTS             77,738           72,763
    OTHER ASSETS                           344,149          352,629
    PROPERTY, PLANT AND
         EQUIPMENT, NET                  1,692,916        1,756,903
    TRADE NAMES AND GOODWILL             2,171,227        2,189,948
                                        ----------       ----------
         TOTAL ASSETS                   $7,226,545       $7,261,825
                                        ==========       ==========

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                      (Unaudited, dollars in thousands)

                                               September 30,  December 31,
                                                   2001           2000
                                              --------------  ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
      Notes payable                             $   23,901     $   23,492
      Accounts payable                             446,279        342,406
      Accrued compensation                         110,458        126,970
      Other accrued liabilities                    804,020        781,122
      Income taxes                                 185,870         73,122
      Current portion of long-term debt            915,437        203,714
                                                ----------     ----------
      TOTAL CURRENT LIABILITIES                  2,485,965      1,550,826
    LONG-TERM DEBT                               1,365,040      2,319,552
    OTHER NON-CURRENT LIABILITIES                  352,388        347,855
    DEFERRED INCOME TAXES                          105,318         93,165
    MINORITY INTEREST                                  654          1,788
    COMPANY-OBLIGATED MANDATORILY
      REDEEMABLE CONVERTIBLE
      PREFERRED SECURITIES OF A
      SUBSIDIARY TRUST                             499,998        499,998
    STOCKHOLDERS' EQUITY
      Common stock - authorized shares,            282,291        282,174
      800.0 million at $1 par value;
      Outstanding shares:
         2001 282.3 million
         2000 282.2 million
      Treasury stock - at cost;                   (408,458)      (407,456)
      Shares held:
         2001 15.6 million
         2000 15.6 million
      Additional paid-in capital                   218,082        215,911
      Retained earnings                          2,556,585      2,530,864
      Accumulated other comprehensive loss        (231,318)      (172,852)
                                                ----------    -----------
    TOTAL STOCKHOLDERS' EQUITY                   2,417,182      2,448,641
                                                ----------    -----------
    TOTAL LIABILITIES AND                       $7,226,545     $7,261,825
      STOCKHOLDERS' EQUITY                      ==========     ==========

   See notes to consolidated financial statements.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in thousands)


                                                  Nine Months Ended
                                                    September 30,
                                                ---------------------
                                                 2001            2000
                                                ----             ----
    OPERATING ACTIVITIES:
    Net income                               $ 193,898      $ 327,234
    Adjustments to reconcile net income
      to net cash provided by
      operating activities:
      Depreciation and amortization            254,663        221,837
      Deferred income taxes                     13,983        (32,992)
         Non-cash restructuring
         charges                                12,588              -
         Other                                     397         (6,813)
    Changes in current accounts,
       excluding the
       effects of acquisitions:
       Accounts receivable                    (133,216)       (53,870)
       Inventories                              58,691       (145,570)
       Other current assets                      1,870          1,164
       Accounts payable                        102,910        (31,025)
       Accrued liabilities and other            71,055          4,873
                                             ---------     ----------
    NET CASH PROVIDED BY
      OPERATING ACTIVITIES                   $ 576,839      $ 284,838
                                             ---------      ---------

    INVESTING ACTIVITIES:
    Acquisitions, net                        $ (21,961)     $ (70,790)
    Expenditures for property, plant
       and equipment                          (184,668)      (240,501)
    Disposals of non-current assets
      and other                                 27,012         15,504
                                             ---------      ---------
    NET CASH USED IN
      INVESTING ACTIVITIES                   $(179,617)     $(295,787)
                                             ---------      ---------

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)
                          (Unaudited, in thousands)

                                                   Nine Months Ended
                                                     September 30,
                                                 ---------------------
                                                   2001         2000
                                                   ----         ----
   FINANCING ACTIVITIES:
   Proceeds from issuance of debt              $ 462,944    $ 831,945
   Payments of notes payable
     and long-term debt                         (704,909)    (324,939)
   Proceeds from exercised stock
     options and other                             1,097         (147)
   Common stock repurchase                             -     (402,962)
   Cash dividends                               (167,990)    (169,102)
                                               ---------    ---------
       NET CASH USED IN
         FINANCING ACTIVITIES                  $(408,858)    $(65,205)
                                               ---------    ---------

   Exchange rate effect on cash                   (1,632)      (4,571)

       DECREASE IN CASH AND CASH
         EQUIVALENTS                           $ (13,268)   $ (80,725)

   Cash and cash equivalents at
     beginning of year                            22,525      102,164
                                              ----------    ---------

   CASH AND CASH EQUIVALENTS
       AT END OF PERIOD                        $   9,257    $  21,439
                                               =========    =========

   Supplemental cash flow disclosures
       Cash paid during the period for:
         Income taxes, net of refunds          $ (23,768)   $ 121,315
         Interest, net of amounts capitalized  $ 119,577    $ 133,768


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

              For these and for other minor acquisitions made in 2000, the Company paid $600.7 million in cash and assumed $15.0 million of debt.

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

        The preliminary purchase price allocations for the 2001
   acquisitions and the finalized purchase price allocations for the 2000 acquisitions resulted in trade names and goodwill of approximately $295.8 million.

        The unaudited consolidated results of operations for the nine months ended September 30, 2001 and 2000 on a pro forma basis, as though the Mersch, Brio and Paper Mate/Parker businesses had been acquired on January 1, 2000, are as follows (in millions, except per share amounts):

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                       2001          2000
                                                       ----          ----
   Net sales                                       $ 5,103.2    $ 5,592.0
   Net income                                      $   193.9    $   302.5
   Basic earnings per share                        $    0.73    $    1.12

   NOTE 3 - RESTRUCTURING COSTS

        Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following (in millions):

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                      2001            2000
                                                      ----            ----
   Employee severance and termination benefits       $ 17.6         $  4.8
   Facility and product line exit costs                 7.3            6.3
   Contractual future maintenance costs                   -            1.7
   Other transaction costs                              4.1
                                                     ------          -----
                                                     $ 29.0         $ 12.8
                                                     ======         ======


        Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management. Reserves that remained for restructuring provisions consisted of the following (in millions):

                                                   September 30,   December 31,
                                                        2001          2000
                                                   -------------   ------------
   Employee severance and termination benefits       $  9.7          $  3.3
   Facility and product line exit costs                 7.6            11.4
   Contractual future maintenance costs                 2.2             4.6
   Other transaction costs                              4.8             2.6
                                                     ------           -----
                                                     $ 24.3          $ 21.9
                                                     ======          ======


   NOTE 4 - INVENTORIES

        Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

                                                 September 30,     December 31,
                                                     2001              2000
                                                 -------------     ------------
   Materials and supplies                         $   237.5        $    244.8
   Work in process                                    182.1             165.3
   Finished products                                  765.9             852.5
                                                     ------         ---------
                                                  $ 1,185.5         $ 1,262.6
                                                  =========         =========

     NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following (in millions):

                                                 September 30,     December 31,
                                                     2001              2000
                                                 -------------     ------------

      Land                                        $    60.5        $     60.7
      Buildings and improvements                      735.8             736.1
      Machinery and equipment                       2,528.6           2,421.6
                                                  ---------        ----------
                                                  $ 3,324.9        $  3,218.4
      Allowance for depreciation                   (1,632.0)         (1,461.5)
                                                  ---------        ----------
                                                  $ 1,692.9        $  1,756.9
                                                  =========        ==========

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

   NOTE 6   LONG-TERM DEBT

        Long-term debt consisted of the following (in millions):

                                                 September 30,     December 31,
                                                     2001              2000
                                                 -------------     ------------

      Medium-term notes                           $ 1,012.5        $  1,012.5
      Commercial paper                                815.4           1,503.7
      Other long-term debt                            452.5               7.1
                                                  ---------        ----------
                                                  $ 2,280.4        $  2,523.3
      Current portion                                (915.4)           (203.7)
                                                  ---------        ----------
                                                  $ 1,365.0        $  2,319.6
                                                  =========        ==========

        At September 30, 2001, $815.4 million (principal amount) of commercial paper was outstanding. Of this amount, the entire $815.4 million is classified as current portion of long-term debt.

   NOTE 7  - EARNINGS PER SHARE

        Basic and diluted earnings per share for the third quarter and first nine months of 2001 and 2000 are calculated as follows (in millions, except per share data):

                                                                                      Convertible
                                                         Basic   "In the money"        Preferred      Diluted
                                                        Method    stock options       Securities       Method
                                                        ------    -------------       ----------      -------
   Three months ended September 30, 2001:
   Net Income                                         $   83.5                          $            $   83.5
   Weighted average shares outstanding                   266.7                                          266.7
   Earnings per Share (1)                             $   0.31                                       $   0.31
   Three months ended September 30, 2000:
   Net Income                                         $  123.0                            4.1        $  127.1
   Weighted average shares outstanding                   266.6          0.0               9.9           276.5
   Earnings per Share                                 $   0.46                                       $   0.46
   Nine months ended September 30, 2001:
   Net Income                                         $  193.9                                       $  193.9
   Weighted average shares outstanding                   266.6                                          266.6
   Earnings per Share (1)                             $   0.73                                       $   0.73
   Nine months ended September 30, 2000:
   Net Income                                         $  327.2                           12.3        $  339.5
   Weighted average shares outstanding                   269.1          0.0               9.9           279.0
   Earnings per Share                                 $   1.22                                       $   1.22


   (1) Diluted earnings per share for these periods exclude the impact of "in the money" stock options and convertible preferred securities because they are antidilutive.

   NOTE 8 - COMPREHENSIVE INCOME (LOSS)

        The following tables display Comprehensive Income and the components of Accumulated Other Comprehensive Loss, in millions:


                                                      Nine months ended September 30,
                                                             2001        2000
                                                             ----        ----
   Comprehensive Income:
   Net income                                              $ 193.9      $ 327.2
   Foreign currency translation loss                         (43.8)       (71.5)
   Derivatives hedging loss                                  (13.3)
   Unrealized loss on marketable securities                   (1.3)        (2.6)
                                                           -------      -------
   Total Comprehensive Income                              $ 135.3      $ 253.1
                                                           =======      =======

                                               After-tax           Foreign                         Accumulated
                                               Unrealized          Currency      Derivatives          Other
                                                 Loss on         Translation       Hedging        Comprehensive
                                               Securities            Loss            Loss             Loss
                                               ----------        -----------     -----------      -------------
   Accumulated Other Comprehensive Loss:
        Balance at December 31, 2000           $  (1.1)          $  (171.8)       $                $  (172.9)
        Change during nine months
        ended September 30, 2001                  (1.3)              (43.8)          (13.3)            (58.4)
                                               -------           ---------        --------         ---------
   Balance at September 30, 2001               $  (2.4)          $  (215.6)       $  (13.3)        $  (231.3)
                                               =======           =========        ========         =========

   NOTE 9 - INDUSTRY SEGMENTS

        On April 2, 2001, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning businesses with the Company's key account strategy. The five new segments have been named for leading worldwide brands in the Company's product portfolio. Based on this management structure, the Company's segment results are as follows (in millions):


                                 Three Months Ended September 30   Nine Months Ended September 30,
                                 -------------------------------   -------------------------------
                                        2001          2000              2001            2000
                                        ----          ----              ----            -----
   Net Sales
   ---------
   Rubbermaid                       $   462.1      $   481.3         $ 1,370.0       $ 1,467.9
   Parker/Eldon                         433.2          339.7           1,237.2           981.4
   Levolor/Hardware                     353.0          369.3           1,033.4         1,113.2
   Calphalon/WearEver                   291.3          313.9             809.3           866.2
   Little Tikes/Graco                   228.2          252.2             653.3           743.7
                                    ---------      ---------         ---------       ---------
                                    $ 1,767.8      $ 1,756.4         $ 5,103.2       $ 5,172.4
                                    =========      =========         =========       =========


                                                               11







                                 Three Months Ended September 30,  Nine Months Ended September 30,
                                 --------------------------------  -------------------------------
                                        2001          2000              2001            2000
                                        ----          ----              ----            ----
     Operating Income
     ----------------
     Rubbermaid                     $    39.5      $    59.4         $   129.0             $   157.8
     Parker/Eldon                        73.8           62.3             198.8                 195.5
     Levolor/Hardware                    41.2           57.6              98.8                 155.3
     Calphalon/WearEver                  32.4           49.3              63.5                 107.6
     Little Tikes/Graco                  12.1           30.9              26.6                  92.4
     Corporate                          (20.1)         (18.6)            (63.8)                (58.7)
                                    ---------      ---------         ---------              --------
                                    $   178.9      $   240.9         $   452.9              $  649.9
     Restructuring costs                (11.3)          (4.3)            (29.0)                (12.8)
                                    ---------      ---------         ---------              --------
                                    $   167.6      $   236.6         $   423.9              $  637.1
                                    =========      =========         =========              ========

                                   September 30,  December 31,
                                       2001           2000
                                   ------------    -----------
   Identifiable Assets
   -------------------
   Rubbermaid                       $ 1,078.9      $ 1,185.2
   Parker/Eldon                       1,132.8        1,050.9
   Levolor/Hardware                     811.8          775.9
   Calphalon/WearEver                   827.2          849.3
   Little Tikes/Graco                   540.7          537.5
   Corporate                          2,835.1        2,863.0
                                    ---------        -------
                                    $ 7,226.5      $ 7,261.8
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

   NOTE 10 - ACCOUNTING PRONOUNCEMENTS

        At the beginning of the year, the Company adopted Financial Accounting Standard ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS No. 133 on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million, recorded in accumulated other comprehensive income. The cumulative effect of adopting FAS No. 133 had no material impact on the results of operations.

        In the years 2001 and 2000, the Emerging Issues Task Force ("EITF") discussed a number of topics related to product merchandising expenses that the Company reports as a reduction of gross sales. Ultimately, the EITF issued EITF No. 00-14 "Accounting for Certain Sales Incentives" and EITF No. 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products," and reached a consensus on an element of EITF No. 00-22 "Accounting for Points and Certain Other Time-Based Sales Incentives or Volume-Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future." These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to retailers and end consumers. These EITF's had no impact on the Company as it currently recognizes these costs and classifies them as reductions of gross sales in accordance with the prescribed rules. EITF Nos. 00-14 and 00-25 are effective for the first quarter beginning after December 15, 2001 and EITF No. 00-22 was effective for the first quarter ended after February 15, 2001.

        In June 2001, the Financial Accounting Standard Board ("FASB") issued FAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The statement also requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

        Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company anticipates that the application of the nonamortization provisions will increase annual net income by approximately $40.0 million or $0.15 per share. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002.

        In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

   Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect that the adoption of the standard will have on its financial position and results of operations.

   PART I

   Item 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.


                                                 Three Months Ended             Nine Months Ended
                                                    September 30,                 September 30,
                                                 -------------------           -------------------
                                                 2001           2000           2001           2000
                                                 ----           ----           ----           ----
   Net sales                                    100.0%         100.0%         100.0%         100.0%
   Cost of products sold                         72.3%          73.3%          73.8%          73.6%
                                                -----          -----          -----          -----
   GROSS INCOME                                  27.7%          26.7%          26.2%          26.4%
   Selling, general and
            administrative expenses              16.8%          12.2%          16.5%          13.1%
   Restructuring costs                            0.6%           0.2%           0.6%           0.2%
   Trade names and goodwill
            amortization and other                0.8%           0.8%           0.8%           0.8%
                                                -----          -----          -----          -----

   OPERATING INCOME                               9.5%          13.5%           8.3%          12.3%
                                                -----          -----          -----          -----
   Nonoperating expenses:
   Interest expense                               1.8%           1.9%            2.1%          1.8%
   Other, net                                     0.3%           0.2%           0.2%           0.2%
                                                -----          -----          -----          -----
   Net nonoperating expenses                      2.1%           2.1%           2.3%           2.0%
                                                -----          -----          -----          -----
   INCOME BEFORE INCOME TAXES                     7.4%          11.4%           6.0%          10.3%
   Income taxes                                   2.7%           4.4%           2.2%           4.0%
                                                -----          -----          -----          -----
   NET INCOME                                     4.7%           7.0%           3.8%           6.3%
                                                =====          =====          =====          =====

   See notes to consolidated financial statements.

        THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. THREE MONTHS ENDED SEPTEMBER 30, 2000

        Net sales for the three months ended September 30, 2001 ("third quarter") were $1,767.8 million, representing an increase of $11.4 million or 0.7% from $1,756.4 million in the comparable quarter of 2000. The increase in net sales is primarily due to $119.5 million of contributions from PaperMate/Parker (acquired in December 2000) and internal sales declines of 6.2% resulting from slowness in the economy and competitive pressures. Sales by business segment for the third quarter were as follows, in millions:

                                                   Percentage
                                                    Increase/
                                2001       2000     Decrease
                                ----       ----    ----------
    Rubbermaid               $  462.1   $  481.3    (4.0)%(1)
    Parker/Eldon                433.2      339.7    27.5  (2)
    Levolor/Hardware            353.0      369.3    (4.4) (1)
    Calphalon/WearEver          291.3      313.9    (7.2) (1)
    Little Tikes/Graco          228.2      252.2    (9.5) (1)
                             --------   --------
         Total               $1,767.8   $1,756.4     0.7%
                             ========   ========

        (1)  Internal sales decline.
        (2) Sales from the PaperMate/Parker acquisition, offset by internal sales decline of 7.7%.

        Gross income as a percentage of net sales in the third quarter of 2001 was 27.7% or $489.6 million versus 26.7% or $468.8 million in the comparable quarter of 2000. Excluding charges of $0.5 million ($0.3 million after taxes) relating to recent acquisitions, gross income for the third quarter of 2001 was $490.1 million or 27.7% of net sales. The improvement in gross income is due to the implementation of a productivity initiative throughout the Company and contributions from the PaperMate/Parker acquisition.

        Selling, general and administrative expenses ("SG&A") in the third quarter of 2001 were 16.8% of net sales or $296.5 million versus 12.2% or $214.5 million in the comparable quarter of 2000. Excluding charges of $0.8 million ($0.5 million after taxes) relating to recent acquisitions, SG&A in the third quarter of 2001 was $295.7 million or 16.7% of net sales. SG&A increased as a result of the PaperMate/Parker acquisition and planned marketing initiatives supporting the Company's brand portfolio and key account strategy.

        In the third quarter of 2001, the Company recorded a pre-tax restructuring charge of $11.3 million ($7.3 million after taxes). This charge included $7.8 million of severance costs, $4.0 million of facility exit costs and $(0.5) million of other transaction costs.

        In the third quarter of 2000, the Company recorded a pre-tax restructuring charge of $4.2 million ($2.6 million after taxes). This charge included $1.5 million of facility exit costs, $1.4 million of severance costs and $1.3 million of other transaction costs.

        Goodwill amortization and other in the third quarter of 2001 were 0.8% of net sales or $14.2 million versus 0.8% or $13.4 million in the comparable quarter of 2000.

        Operating income in the third quarter of 2001 was 9.5% of net sales or $167.6 million versus operating income of 13.5% or $236.6 million in the comparable quarter of 2000. Excluding restructuring costs and other charges in 2000 and 2001, operating income in the third quarter of 2001 was 10.2% or $180.2 million versus 13.7% or $240.9 million in the third quarter of 2000. The decrease in operating margins was primarily due to planned investment in marketing initiatives supporting the Company's brand portfolio and key account strategy.

        Net nonoperating expenses in the third quarter of 2001 were 2.1% of net sales or $37.4 million versus net nonoperating income of 2.1% or $36.6 million in the comparable quarter of 2000.

        The effective tax rate was 35.9% in the third quarter of 2001 versus 38.5% in the third quarter of 2000.

        Net income for the third quarter of 2001 was $83.5 million, compared to net income of $123.0 million in the third quarter of 2000. Diluted earnings per share were $0.31 in the third quarter of 2001 compared to $0.46 in the third quarter of 2000. Excluding 2001 restructuring and other pre-tax charges of $12.6 million ($8.1 million after taxes) and 2000 restructuring and other pre-tax charges of $4.2 million ($2.6 million after taxes), net income decreased $34.0 million or 27.1% to $91.6 million in the third quarter of 2001 from $125.6 million in 2000. Diluted earnings per share, calculated on the same basis, decreased 27.7% to $0.34 in the third quarter of 2001 from $0.47 in the third quarter of 2000. The decrease in net income and earnings per share was primarily due to internal sales declines and planned investment in the Company's marketing initiatives.

        NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. NINE MONTHS ENDED SEPTEMBER 30, 2000

        Net sales for the first nine months of 2001 were $5,103.2 million, representing a decrease of $69.2 million or 1.3% from $5,172.4 million in the comparable period of 2000. The decrease in sales is primarily due to lower than expected sales volume partially offset by $341.8 million of contributions from PaperMate/Parker (acquired December 2000). Net sales for each of the Company's segments (and the primary reasons for the increase or decrease) were as follows in millions:

                                                      Percentage
                                                       Increase/
                                2001         2000      Decrease
                                ----         ----     ----------
   Rubbermaid               $  1,370.0   $  1,467.9    (6.7)%(1)
   Parker/Eldon                1,237.2        981.4    26.1  (2)
   Levolor/Hardware            1,033.4      1,113.2    (7.2) (1)
   Calphalon/WearEver            809.3        866.2    (6.6) (1)
   Little Tikes/Graco            653.3        743.7   (12.2) (1)
                              --------     --------
        Total                 $5,103.2     $5,172.4    (1.3)%
                              ========     ========

        (1)  Internal sales decline.
        (2) Sales from the PaperMate/Parker acquisition, offset by internal sales decline of 8.8%.

        Gross income as a percentage of net sales in the first nine months of 2001 was 26.2% or $1,334.9 million versus 26.4% or $1,364.7 million in the comparable period of 2000. Excluding charges of $3.6 million ($2.3 million after taxes), gross income for the first nine months of 2001 was $1,338.5 million or 26.2% of net sales. Excluding 2000 charges of $3.1 million ($1.9 million after taxes) relating to acquisitions, gross income for the nine months ended September 30, 2000 was $1,367.8 million or 26.4% of net sales. The decrease in gross income is primarily due to decreased sales volume.

        Selling, general and administrative expenses ("SG&A") in the first nine months of 2001 were 16.5% of net sales or $839.5 million versus 13.1% or $675.7 million in the comparable period of 2000. Excluding charges of $2.4 million ($1.5 million after taxes) relating to recent acquisitions, SG&A in the first nine months of 2001 was $837.1 million or 16.4% of net sales. Excluding 2000 charges of $5.9 million ($3.6 million after taxes) relating to recent acquisitions, SG&A for the nine months ended September 30, 2000 were $669.8 million or 12.9% of net sales. SG&A increased as a result of the PaperMate/Parker acquisition and planned investments in marketing initiatives supporting the Company's brand portfolio and key account strategy.

        In the first nine months of 2001, the Company recorded a pre-tax restructuring charge of $29.0 million ($18.4 million after taxes). The pre-tax charge included $17.6 million of severance costs, $7.3 million of facility exit costs and $4.1 million of other transaction costs.

        In the first nine months of 2000, the Company recorded a pre-tax restructuring charge of $12.8 million ($7.9 million after taxes). The pre-tax charge included $6.3 million of facility exit costs, $4.8 million of severance costs and $1.7 million of costs to exit contractual commitments and discontinue product lines primarily related to the Rubbermaid acquisition.

        Goodwill amortization and other in the first nine months of 2001 were 0.8% of net sales or $42.5 million versus 0.8% or $39.1 million in the first nine months of 2000.

        Operating income in the first nine months of 2001 was 8.3% of net sales or $423.9 million versus 12.3% or $637.1 million in the comparable period of 2000. Excluding restructuring costs and other charges in 2000 and 2001, operating income in the first nine months of 2001 was 9.0% or $458.9 million versus 12.7% or $658.9 million in the first nine months of 2000. The decrease in operating margins was primarily due to planned investment in marketing initiatives supporting the Company's brand portfolio and key account strategy.

        Net nonoperating expenses in the first nine months of 2001 were 2.3% of net sales or $118.4 million versus 2.0% of net sales or $105.0 million in the comparable period of 2000. Net nonoperating expenses increased due to $12.2 million higher interest expense as a result of the Company's increased level of debt.

        The effective tax rate was 36.5% in the first nine months of 2001 versus 38.5% in the first nine months of 2000.

        Net income for the first nine months of 2001 was $193.9 million, compared to $327.2 million in the first nine months of 2000. Diluted earnings per share were $0.73 in the first nine months of 2001 compared to $1.22 in the first nine months of 2000. Excluding 2001 restructuring costs of $29.0 million ($18.4 million after taxes), other 2001 pre-tax charges of $6.0 million ($3.8 million after taxes), 2000 restructuring costs of $12.8 million ($7.9 million after taxes), and other 2000 pre-tax charges of $9.0 million ($5.5 million after taxes), net income decreased $124.5 million or 36.5% to $216.1 million the first nine months of 2001 versus $340.6 million in 2000. Diluted earnings per share, calculated on the same basis, decreased 36.2% to $0.81 in the first nine months of 2001 versus $1.27 in the first nine months of 2000. The decrease in net income and earnings per share was primarily due to internal sales declines and planned investment in the Company's marketing initiatives.

   LIQUIDITY AND CAPITAL RESOURCES

   Sources:

        The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

        Cash provided from operating activities in the first nine months ended September 30, 2001 was $576.8 million compared to $284.8 million for the comparable period of 2000. The increase in operating cash flows is primarily due to improved working capital management, primarily in the areas of inventory and accounts payable.

        The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at September 30, 2001 totaled $23.9 million.

        The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. During 2000, the Company entered into a new 364-day revolving credit agreement in the amount of $700.0 million. This revolving credit agreement will terminate in October 2001. At September 30, 2001, there were no borrowings under the revolving credit agreements.

        In lieu of borrowings under the Company's revolving credit agree-ments, the Company may issue up to $2,000.0 million of commercial paper. The Company's revolving credit agreements provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreements. At September 30, 2001, $815.4 million (principal amount) of commercial paper was outstanding. Because the backup revolving credit agreement expires in August 2002, the entire $815.4 million is classified as current portion of long-term debt.

        The revolving credit agreements permit the Company to borrow funds on a variety of interest rate terms. These agreements require, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio, as defined in the agreements. As of September 30, 2001, the Company was in compliance with these agreements.

        The Company had outstanding at September 30, 2001 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%.

        The Company periodically sells trade receivables to a special purpose accounts receivable and financing entity ("SPE"), which is exclusively engaged in purchasing trade receivables from, and making loans to, the Company. During the quarter ended September 30, 2001, the SPE, which is consolidated by the Company, issued $450 million in preferred debt securities to parties not affiliated with the Company. The proceeds of this debt were used to pay down commerical paper. Because this debt matures in 2008, the entire amount is considered long-term debt. Those preferred debt securities must be retired or redeemed before the Company can have access to the SPE's receivables.

        A universal shelf registration statement became effective in July 1999. As of September 30, 2001, $449.5 million of Company debt and equity securities may be issued under the shelf.

   Uses:

        The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

        Cash used in acquiring businesses was $22.0 million and $70.8 million in the first nine months of 2001 and 2000, respectively. In the first nine months of 2001, the Company made other acquisitions for
   cash purchase prices totaling $6.5 million.   In the first nine months
   of 2000, the Company acquired Mersch and Brio and made other minor acquisitions for cash purchase prices totaling $50.8 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

        Cash used for restructuring activities was $16.4 million and $15.4 million in the first nine months of 2001 and 2000, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses.

        Capital expenditures were $184.7 million and $240.5 million in the first nine months of 2001 and 2000, respectively.

        Aggregate dividends paid during the first nine months of 2001 and 2000 were $168.0 million ($0.63 per share) and $169.1 million ($0.63 per share), respectively.

        During the first nine months of 2000, the Company repurchased
   15.5 million shares of its common stock at an average price of $26 per share, for a total cash price of $403.0 million.

        Retained earnings increased in the first nine months of 2001 by $25.7 million. Retained earnings increased in the first nine months of 2000 by $158.0 million. The difference between 2000 and 2001 was primarily due to lower than expected sales volume and planned investment in marketing initiatives supporting the Company's brand portfolio and key account strategy.

        Working capital at September 30, 2001 was $447.4 million compared to $1,329.6 million at December 31, 2000. The current ratio at September 30, 2001 was 1.18:1 compared to 1.86:1 at December 31, 2000. The improvement is due to the Company's increased working capital management, primarily in inventory and accounts payable.

        Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, convertible preferred securities and stockholders equity) was .44:1 at September 30, 2000 and .46:1 at December 31, 2000.

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

                            September 30,     Time     Confidence
                                 2001        Period      Level
                             ------------    ------    ---------
    (In millions)
         Interest rates         $10.5        1 day        95%
         Foreign exchange       $ 0.7        1 day        95%

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

        As of September 30, 2001, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

        The Company's estimate of environmental response costs associated with these matters as of September 30, 2001 ranged between $15.5 million and $19.5 million. As of September 30, 2001, the Company had a reserve equal to $17.0 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 years) operations and maintenance CERCLA matters which are estimated at present value.

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

   Item 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:

        10. Addendums to the Company's 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999), for employees in France, Germany and United Kingdom.

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

                                 NEWELL RUBBERMAID INC.
                                 Registrant


    Date: November 14, 2001      /s/ William T. Alldredge
                                 ------------------------------------
                                 William T. Alldredge
                                 Chief Financial Officer


    Date: November 14, 2001      /s/ Brett E. Gries
                                 ------------------------------------
                                 Brett E. Gries
                                 Vice President - Accounting & Audit