Form 10-K
period 2001-12-31
NEWELL RUBBERMAID INC
filed 2002-03-07
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED              COMMISSION FILE NUMBER
           DECEMBER 31, 2001                          1-9608

                           NEWELL RUBBERMAID INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                         36-3514169
             (State or other                  (I.R.S. Employer
             jurisdiction of                 Identification No.)
            incorporation or
              organization)

              Newell Center
        29 East Stephenson Street
           Freeport, Illinois                    61032-0943
          (Address of principal                  (Zip Code)
           executive offices)


        Registrant's telephone number, including area code: 815) 235-4171
                                                            -------------

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

   There were 282.5 million shares of the Registrant's Common Stock outstanding as of February 28, 2002. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on that date) beneficially owned by non-affiliates of the Registrant was approximately $7,785.8 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                  PART III

   Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 2002.

   ITEM 1.   BUSINESS
             --------

   "Newell" or the "Company" refers to Newell Rubbermaid Inc. alone or with its wholly-owned subsidiaries, as the context requires.

   GENERAL
   -------

   The Company is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company's multi-product offering consists of name-brand consumer products in five business segments: Rubbermaid; Parker/Eldon; Levolor/Hardware;
   Calphalon/WearEver and Little Tikes/Graco. The Company's financial objectives are to achieve above-average sales and earnings per share growth, maintain a superior return on investment and maintain a conservative level of debt. To accomplish these objectives, the Company established five key measures to measure financial performance: internal sales growth, operating income as a percent of sales, working capital as a percent of sales, free cash flow and return on invested capital. The Company defines free cash flow as cash provided from operating activities less capital expenditures and dividends.

   In an effort to achieve superior performance in the five key financial measures, the Company introduced six transformational strategic initiatives in 2001 as follows: Productivity, New Product Development, Marketing, Key Accounts, Streamlining, and Collaboration.

   Productivity is the initiative to reduce the cost of manufacturing a product by at least five percent per year, annually. New Product Development represents the commitment to develop and introduce cutting-edge, innovative new products to the market. The marketing initiative represents the Company's commitment to transform from a push to pull marketing organization, focusing on the end-user. The Key Account initiative represents the Company's intention to allocate resources to those strategic retailers the Company believes will continue to grow in the near future. Streamlining is the commitment to reduce non-value added costs and cut out excess layers, in an effort to be the low-cost supplier. Collaboration is the Company's initiative for the divisional operating units to work together and maximize economies of scale and the use of best-practices.

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform
   Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 to this Report.

   BUSINESS SEGMENTS
   -----------------

                                 RUBBERMAID
                                 ----------

   The Company's Rubbermaid business is conducted by the Rubbermaid Home Products, Rubbermaid Commercial Products, Curver (Europe), Rubbermaid Closet & Organization Products and Goody divisions. Rubbermaid Home Products and Curver design, manufacture or source, package and distribute indoor and outdoor organization, storage, and cleaning products. Rubbermaid Commercial Products designs, manufactures or sources, packages and distributes industrial and commercial waste and recycling containers, cleaning equipment, food storage, serving and transport containers, outdoor play systems and home health care products. Rubbermaid Closet & Organization Products primarily designs, manufactures or sources, packages and distributes wire storage and laminate products and ready-to-assemble closet organization and work shop cabinets and distributes hardware, which includes bolts, screws and mechanical fasteners. Goody designs, sources, manufactures, packages and distributes hair care accessories.

   Rubbermaid Home Products, Rubbermaid Commercial Products, Curver, Rubbermaid Closet & Organization Products and Goody primarily sell their products under the Rubbermaid{R}, Curver{R}, Blue Ice{R}. Carex{R}, Wilhold{R}, Dorfile{R}, Lee Rowan{R}, System Works{R}, Ace{R}, and Goody{R} trademarks.

   Rubbermaid Home Products, Curver and Goody market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers. Rubbermaid Commercial Products and Rubbermaid Closet & Organization Products market their products directly and through distributors to commercial channels and home centers using a direct sales force.

                                PARKER/ELDON
                                ------------

   The Company's Parker/Eldon business is conducted by the Sanford North America, Sanford International, Eldon Office Products and Cosmolab divisions. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and other art supplies. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford International primarily designs and manufactures, packages and distributes ball point pens, wood-cased pencils, roller ball pens and other art supplies for the retail and distributor markets. Eldon Office Products primarily designs, manufactures or sources, packages and distributes desktop accessories, computer accessories, storage products, card files and chair mats. Cosmolab primarily designs and manufactures, packages and distributes private label cosmetic pencils for commercial customers.

   Sanford primarily sells its products under the trademarks Sanford{R}, Sharpie{R}, Paper Mate{R}, Parker{R}, Waterman{R}, Colorific{R}, Eberhard Faber{R}, Berol{R}, Grumbacher{R}, Reynolds{R}, Rotring{R}, Uni-Ball{R} (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo{R}, Accent{R}, Vis-a-Vis{R}, Expresso{R}, Liquid Paper{R}, and Mongol{R}. Eldon Office Products markets its products under the Rolodex{R}, Eldon{R}, Rogers{R} and Rubbermaid{R} trademarks.

   Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of company sales representatives, regional sales managers, key account managers and selected manufacturers' representatives. Sanford International markets its products directly to retailers and distributors using a direct sales force. Eldon Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores and contract stationers, using a network of manufacturers' representatives, as well as regional zone and market-specific key account representatives and sales managers.

                              LEVOLOR/HARDWARE
                              ----------------

   The Company's Levolor/Hardware business is conducted by the Levolor/Kirsch, Newell Window Fashions Europe, Amerock Cabinet and Window Hardware Systems, EZ Paintr, BernzOmatic and Newell Hardware Europe. Levolor/Kirsch primarily design, manufacture or source, package and distribute drapery hardware, made-to-order and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades for the retail marketplace. Levolor/Kirsch also produces window treatment components for custom window treatment fabricators. Newell Window Fashions Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace. Amerock Cabinet and Window Hardware Systems manufacture or source, package and distribute cabinet hardware for the retail and O.E.M. marketplace and window hardware for window manufacturers. EZ Paintr manufactures and distributes manual paint applicator products. BernzOmatic manufactures and distributes propane/oxygen hand torches. Newell Hardware Europe is a manufacturer and marketer of shelving and storage products, cabinet hardware and functional trims.

   Amerock, EZ Paintr, BernzOmatic, and Newell Hardware Europe primarily sell their products under the trademarks Amerock{R}, Allison{R}, EZ

   Paintr{R}, Shur-Line{R}, Rubbermaid{R}, BernzOmatic{R}, Douglas Kane{R}, Spur{R}, Nenplas{R}, Homelux{R} and Ashland{R}.

   Levolor Home Fashions, Newell Window Furnishings and Newell Window Fashions Europe primarily sell their products under the trademarks Levolor{R}, Newell{R}, LouverDrape{R}, Del Mar{R}, Kirsch{R}, Acrimo{R}, Swish{R}, Gardinia{R}, Harrison Drape{R}, Spectrim{R}, MagicFit{R}, Riviera{R} and Levolor Cordless{TM}. Amerock, EZ Paintr, BernzOmatic and Newell Hardware Europe primarily sell their products under the trademarks Amerock{R}, Allison{R}, EZ Paintr{R}, BernzOmatic{R}, Nenplas{R}, Homelux{R}and Ashland{R}.

   Levolor/Kirsch, Newell Window Furnishings, Amerock, EZ Paintr and BernzOmatic market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional account and market-specific sales managers. Newell Window Fashions Europe and Newell Hardware Europe market their products to mass merchants and buying groups using a direct sales force.

   On March 3, 2002, the Company reached a definitive agreement to acquire American Tool Companies, Inc., a leading manufacturer of hand tools and power tool accessories, in which the Company already holds a
   49.5 percent stake. The purchase price is approximately $419 million, which includes cash for the equity of the other shareholders of American Tool and the assumption of 100 percent of American Tool's debt. American Tool had fiscal 2001 revenues of $443.6 million and has manufacturing and distribution facilities in the U.S., Europe, South America, Australia and Asia. American Tool will become part of the Levolor/Hardware Group. The Company expects to close the transaction, which is subject to regulatory approvals and other customary closing conditions, by the end of April 2002.

                             CALPHALON/WEAREVER
                             ------------------

   The Company's Calphalon/WearEver business is conducted by the Mirro, Panex, Calphalon cookware and bakeware divisions, the Anchor Hocking and Newell Europe glassware divisions, Connoisseur/Burnes and Newell Photo Fashion Europe divisions. Mirro and Panex primarily design, manufacture, package and distribute aluminum and steel cookware and bakeware for the U.S. and Central and South America retail marketplace. In addition, Mirro designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry. It also produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Mirro's manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Calphalon primarily designs, manufactures or sources, packages and distributes hard anodized aluminum and stainless steel cookware and bakeware for the department/specialty store marketplace. Anchor Hocking and Newell Europe glassware primarily design, manufacture, package and distribute glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa. Connoisseur/Burnes and Newell Photo Fashion Europe primarily design, manufacture or source, package and distribute wood, wood composite and metal ready-made picture frames and photo albums.

   Mirro and Calphalon primarily sell their products under the trademarks Mirro{R}, WearEver{R}, Calphalon{R}, Regal{R}, Panex{R}, Penedo{TM}, Rochedo{TM}, Clock{TM}, AirBake{R}, Cushionaire{R}, Concentric Air{R}, Channelon{R}, WearEver Air{R}, Club{R}, Royal Diamond{R} and Kitchen Essentials{R}. Anchor Hocking products are sold primarily under the trademarks Anchor{TM}, Anchor Hocking{R} and Oven Basics{R}. Newell Europe's products are sold primarily under the trademarks of Pyrex{R}, Vision and Visions{R} (each used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam{R} and Vitri{R}. Connoisseur/Burnes ready-made picture frames are sold primarily under the trademarks Intercraft{R}, Decorel{R}, Burnes of Boston{R}, Carr{R}, Rare Woods{R}, Terragrafics{R} and Connoisseur{R}, while photo albums are sold primarily under the Holson{R} trademark. Newell Photo Fashion Europe primarily sell their products under the trademarks Albadecor{R} and Panodia{R}.

   Mirro markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Calphalon primarily markets its products directly to department/specialty stores. Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Anchor Hocking also markets its products to manufacturers which supply the mass merchant and home party channels of trade. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers' representatives in some markets. Connoisseur/Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Intercraft{R}, Decorel{R} and Holson{R} products are sold primarily to mass merchants, while the remaining U.S. brands are sold primarily to department/specialty stores. Newell Photo Fashion Europe markets its products to mass merchants, buying groups and the do-it-yourself market using a direct sales force.

                             LITTLE TIKES/GRACO
                             ------------------

   The Company's Little Tikes/Graco business is conducted by the Little Tikes and Graco/Century divisions. These businesses design, manufacture or source, package and distribute infant and juvenile products such as toys, high chairs, infant seats, strollers, play yards, ride-ons and outdoor activity play equipment.

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

   NET SALES BY BUSINESS SEGMENT
   -----------------------------

   The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31 (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company's five business segments. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2001, 2000 and 1999. Sales to no other customer exceeded 10% of consolidated net sales.


                                                      % of                      % of                       % of
       (IN MILLIONS,                   2001          total        2000         total          1999         total
       EXCEPT PERCENTAGES)             ----          -----        ----         -----          ----         -----
       Rubbermaid                    $1,819.3         26.4%     $1,946.5        28.1%     $2,004.3         29.9%
       Parker/Eldon                   1,673.5         24.2       1,288.0        18.5       1,218.0         18.1
       Levolor/Hardware               1,382.6         20.0       1,455.0        21.0       1,400.6         20.9
       Calphalon/WearEver             1,161.7         16.8       1,246.9        18.0       1,186.0         17.7
       Little Tikes/Graco               872.2         12.6         998.3        14.4         902.9         13.4
                                      -------        -----       -------       -----       -------        -----
       Total Company                 $6,909.3        100.0%     $6,934.7       100.0%     $6,711.8        100.0%
                                     ========        =====      ========       =====      ========         =====

   Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

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

   Internal Growth
   ---------------

   An important element of the Company's growth strategy is internal growth. Internal growth is accomplished through introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than one year and minor acquisitions. The Company's goal is to achieve above-average internal growth, and is committed to achieving 5% internal growth by the end of 2004.

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

   Selective Globalization
   -----------------------

   The Company is pursuing selective international opportunities to further its internal growth and acquisition objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Europe, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company's domestic customers whose businesses are growing internationally. The Company's recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 27% of total sales in 2001 from 25% in 2000 and 23% in 1999.

   Additional information regarding acquisitions of businesses is included in Item 6 and Note 2 to the consolidated financial statements.

   STRATEGIC INITIATIVES
   ---------------------

   Productivity
   ------------

   The Company's objective is to reduce the cost of manufacturing a product by at least five percent per year on an ongoing basis in order to become the low-cost supplier to our customers. To achieve productivity, the Company will focus on reducing purchasing costs, materials handling costs, manufacturing inefficiencies, and excess overhead costs to reduce the overall cost of manufacturing products.

   New Product Development
   -----------------------

   The Company is determined to become the leader in introducing cutting-edge, innovative, and patented new products to the marketplace. The Company seeks to employ the best and brightest new product engineers in order to achieve this goal through the implementation and execution of a world-class product development process. The Company's intention is to become a "new product machine" that will enhance the brand image and help secure additional store listings.

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

   The Company is also committed to selective media advertising, including national television advertising, where appropriate in order to increase brand awareness among end-users of the product.

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

   Customer Service
   ----------------

   The Company believes that one of the primary ways it distinguishes itself from its competitors is through customer service. The Company's ability to provide superior customer service is a result of its information technology, marketing and merchandising programs designed to enhance the sales and profitability of its customers and consistent on-time delivery of its products

   Key Accounts
   ------------

   In 2001, the Company introduced the Key Account Program, establishing sales organizations specifically to handle Wal*Mart, The Home Depot and Lowe's. As part of this program, the company established President level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with "one face" to enhance the Company's response time and understanding of the customer's needs, ensuring the best possible relationship.

   Phoenix Program
   ---------------

   In 2001, the Company introduced its Phoenix program. This initiative is an action-oriented field sales force consisting of approximately 500 recent university graduates. The team works in the field, primarily within our Key Account structure performing product demonstrations, merchandising product, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to ensure product placement and minimize stock outages. As a result of this program, the company will leverage their relationship with these Key Accounts to maximize shelf space potential.

   Streamlining
   ------------

   The streamlining initiative represents the Company's commitment and focus on reducing nonvalue-added activities and excess layers within the organization. The Company's goal is to use the savings generated from streamlining to fund marketing and other key initiatives, without increasing total expenses. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally.

   Collaboration
   -------------

   Collaboration represents the Company's focus to benefit from the sharing of best-practices and the reduction of costs achieved through economies of scale. For example, functions, such as purchasing and distribution and transportation, have been centralized to increase buying power across the Company.

   Additionally, certain administrative functions are centralized at the corporate level including cash management, accounting systems, capital expenditure approvals, order processing, billing, credit, accounts receivable, data processing operations and legal functions. Centralization concentrates technical expertise in one location, making it easier to observe overall business trends and manage the Company's businesses.

   OTHER INFORMATION
   -----------------

   On-Time Delivery
   ----------------

   A critical element of the Company's customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, lowest-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enables the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers. For 2001, approximately 98% of the items ordered by customers were shipped on time, typically within two to three days of the customer's order.

   Foreign Operations
   ------------------

   Information regarding the Company's 2001, 2000 and 1999 foreign operations is included in Note 14 to the consolidated financial statements and is incorporated by reference herein.

   Raw Materials
   -------------

   The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

   Backlog
   -------

   The dollar value of unshipped factory orders is not material.

   Seasonal Variations
   -------------------

   The Company's product groups are only moderately affected by seasonal trends. The Rubbermaid, Little Tikes/Graco and Calphalon/WearEver business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Levolor/Hardware business segment has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Parker/Eldon business segment has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made.

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

   For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal-Mart (including Sam's
   Club), accounted for approximately 16% of net sales in 2001. Other top ten customers included The Home Depot, Lowe's, Toys 'R Us, Target, Kmart, The Office Depot, JC Penney, United Stationers, and Staples.

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

   Employees
   ---------

   The Company has approximately 49,425 employees worldwide, of whom 9,705 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.

   ITEM 2.   REAL PROPERTIES
             ---------------

   The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment:
   Rubbermaid Group; Calphalon/WearEver Group; Parker/Eldon Group; Levolor/Hardware Group; and Little Tikes/Graco Group. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of our products. The Company also maintains sales offices throughout the United States and the world. The executive offices are located in Rockford, IL, which is a leased facility occupying approximately
   9,800 square feet. The corporate offices are located in Illinois in owned facilities at Freeport (approximately 91,000 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company's properties are generally in good condition, well-maintained, and are suitable and adequate to carry on the Company's business.


                                                                            OWNED OR
     BUSINESS SEGMENT              LOCATION              CITY                LEASED            GENERAL CHARACTER
     ----------------              --------              ----                ------            -----------------
     The Rubbermaid Group
     --------------------
                                   AZ                Phoenix                    L              Commercial Products
                                   Mexico            Cadereyta                  L              Commercial Products
                                   TN                Cleveland                  O              Commercial Products - 2 facilities
                                   Mexico            Monterrey                  L              Commercial Products
                                   VA                Winchester                 O/L            Commercial Products - 2 facilities
                                   GA                Manchester                 O              Hair Accessories
                                   AZ                Phoenix                    O              Home Products
                                   France            Amiens                     O              Home Products
                                   France            Grossiat                   O              Home Products
                                   France            Lomme                      L              Home Products
                                   Germany           Dreieich                   O              Home Products
                                   Hungary           Debrecen                   L              Home Products
                                   IA                Centerville                O              Home Products
                                   Mexico            Cartagena                  O              Home Products
                                   NC                Greenville                 O              Home Products
                                   Netherlands       Brunssum                   O              Home Products
                                   OH                Mogadore                   O              Home Products
                                   OH                Wooster                    O              Home Products
                                   Ontario           Mississauga                O              Home Products
                                   Poland            Seupsk                     O              Home Products
                                   Spain             Zaragoza                   O              Home Products
                                   TX                Cleburne                   O              Home Products
                                   TX                Greenville                 O              Home Products
                                   TX                Wills Point                L              Home Products

                                                                            OWNED OR
     BUSINESS SEGMENT              LOCATION              CITY                LEASED            GENERAL CHARACTER
     ----------------              --------              ----                ------            -----------------

                                   UK                Corby                      O              Home Products
                                   Netherlands       Goirle                     O              Home Products
                                   KS                Winfield                   O/L            Home Products - 2 facilities
                                   CA                Vista                      L              Home Storage Systems
                                   MO                Jackson                    O              Home Storage Systems

     The Parker/Eldon Group
     ----------------------
                                   TN                Lewisburg                  O              Cosmetic Pencils
                                   TN                Maryville                  O              Office & Storage Organizers
                                   WI                Madison                    O/L            Office & Storage  - 3 facilities
                                   Puerto Rico       Moca                       O              Office & Storage Organizers
                                   Puerto Rico       Carolina                   L              Writing Instruments
                                   CA                Santa Monica               L              Writing Instruments  - 2 facilities
                                   IL                Bellwood                   O              Writing Instruments - 3 facilities
                                   IL                Bolingbrook                L              Writing Instruments
                                   TN                Lewisburg                  O              Writing Instruments
                                   TN                Shelbyville                O              Writing Instruments
                                   WI                Janesville                 L              Writing Instruments
                                   Canada            Oakville                   L              Writing Instruments
                                   Colombia          Bogota                     O/L            Writing Instruments - 2 facilities
                                   France            Nantes                     O/L            Writing Instruments - 2 facilities
                                   France            Valence                    O              Writing Instruments
                                   Germany           Hamburg                    O              Writing Instruments
                                   Germany           Baden-Baden                L              Writing Instruments
                                   Mexico            Pasteje                    L              Writing Instruments
                                   Mexico            Mexicali                   L              Writing Instruments
                                   Mexico            Tlalnepantla               O              Writing Instruments
                                   UK                Newhaven                   O/L            Writing Instruments
                                   UK                Kings Lynn                 O              Writing Instruments
                                   Venezuela         Maracay                    O              Writing Instruments
                                   Thailand          Bangkok                    O              Writing Instruments
                                   Argentina         Buenos Aires               L              Writing Instruments
                                   South Africa      Marlborough Sandton        L              Writing Instruments
                                   China             Shanghai                   L              Writing Instruments
                                   Greece            Athens                     L              Writing Instruments
                                   Netherlands       Almere                     O              Writing Instruments
                                   Spain             Sesena                     L              Writing Instruments
     The Levolor/Hardware Group
     --------------------------
                                   Canada            Woodbridge                 L              Cabinet & Window Hardware
                                   TN                Memphis                    L              Cabinet & Window Hardware
                                   IL                Rockford                   O              Cabinet & Window Hardware
                                   SD                Bismarck                   L              Cabinet & Window Hardware
                                   Canada            Watford                    O              Cabinet & Window Hardware


                                                                            OWNED OR
     BUSINESS SEGMENT              LOCATION              CITY                LEASED            GENERAL CHARACTER
     ----------------              --------              ----                ------            -----------------

                                   WI                Milwaukee                  O              Paint Applicators
                                   NY                Medina                     O              Propane/Oxygen Hand Torches
                                   NY                Ogdensburg                 O              Small Hardware
                                   IN                Lowell                     O              Window Hardware
                                   Mexico            Ciudad Juarez              L              Window Treatments
                                   AZ                Bisbee                     L              Window Treatments
                                   Canada            Calgary                    L              Window Treatments
                                   Canada            Toronto                    L              Window Treatments
                                   Denmark           Hornum                     O              Window Treatments
                                   France            Ablis                      L              Window Treatments
                                   France            Boissellerie               L              Window Treatments
                                   France            Tremblay                   O              Window Treatments
                                   France            Quercy                     O              Window Treatments
                                   France            Feuquieres                 O              Window Treatments
                                   France            Laillet                    O              Window Treatments
                                   GA                Athens                     O              Window Treatments
                                   Germany           Borken                     L              Window Treatments
                                   Germany           Isny                       O              Window Treatments - 2 facilities
                                   Germany           Maierhofen                 O              Window Treatments
                                   Germany           Bunde                      O              Window Treatments
                                   Germany           Zachow                     O              Window Treatments
                                   Germany           Nitzschka                  O              Window Treatments
                                   Germany           Eckental                   O              Window Treatments
                                   IL                Freeport                   O/L            Window Treatments - 2 facilities
                                   Italy             Figino                     O              Window Treatments
                                   NC                High Point                 O              Window Treatments
                                   NJ                Rockaway                   L              Window Treatments
                                   PA                Shamokin                   O              Window Treatments
                                   Spain             Vitoria                    O              Window Treatments
                                   Sweden            Anderstorp                 O              Window Treatments
                                   Sweden            Malmo                      O              Window Treatments
                                   TX                Waco                       O              Window Treatments
                                   UK                Ashbourne                  O              Window Treatments
                                   UK                Birmingham                 O/L            Window Treatments
                                   UK                Tamworth                   O              Window Treatments
                                   UK                Watford Herts              L              Window Treatments
                                   UT                Ogden                      O              Window Treatments
                                   UT                Salt Lake City             L              Window Treatments
                                   CA                Westminster                L              Window Treatments - 2 facilities
     The Calphalon/WearEver Group
     ----------------------------
                                   OH                Perrysburg                 O/L            Cookware - 2 facilities
                                   WI                Manitowoc                  O              Cookware & Bakeware - 5 facilities

                                                                            OWNED OR
     BUSINESS SEGMENT              LOCATION              CITY                LEASED            GENERAL CHARACTER
     ----------------              --------              ----                ------            -----------------

                                   Brazil            Sao Paulo                  L              Cookware - 2 facilities
                                   Germany           Muhltal                    O              Plastic Storage Ware
                                   UK                Sunderland                 O              Glassware & Bakeware
                                   France            Chateauroux                O              Glassware & Bakeware
                                   Canada            Toronto                    O              Picture Frames
                                   France            La Ferte Milon             O              Picture Frames
                                   France            Neunge Sur Beuvron         O              Picture Frames
                                   France            St. Laurent Sur Gorre      O              Picture Frames
                                   Mexico            Durango                    O              Picture Frames - 2 facilities
                                   NC                Statesville                O              Picture Frames
                                   TX                Laredo                     L              Picture Frames
                                   TX                Taylor                     O/L            Picture Frames - 4 facilities
                                   NH                Claremont                  O/L            Picture Frames & Photo Albums
                                   RI                North Smithfield           L              Picture Frames
                                   TN                Covington                  O              Picture Frames
                                   OH                Lancaster                  O              Glassware & Bakeware
                                   PA                Monaca                     O              Glassware & Food Service
     The Little Tikes/Graco Group
     ----------------------------
                                   MO                Farmington                 O              Outdoor Play Systems
                                   Canada            Paris                      L              Outdoor Play Systems
                                   CA                San Bernadino              O              Infant Products
                                   OH                Canton                     O              Infant Products
                                   OH                Macedonia                  O              Infant Products
                                   PA                Elverson                   O/L            Infant Products - 2 facilities
                                   SC                Greer                      L              Infant Products
                                   Mexico            Piedras Negras             L              Infant Products
                                   CA                City of Industry           L              Juvenile Products - 2 facilities
                                   OH                Hudson                     O              Juvenile Products
                                   OH                Sebring                    O              Juvenile Products
                                   Luxembourg        Niedercorn                 O              Juvenile Products














   ITEM 3.   LEGAL PROCEEDINGS
             -----------------

   Information regarding legal proceedings is included in Footnote 15 to the Consolidated Financial Statements and is incorporated by reference herein.

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             ---------------------------------------------------

   There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 2001.


        SUPPLEMENTARY ITEM -- EXECUTIVE OFFICERS OF THE REGISTRANT

   Name                      Age     Present Position With The Company
   ----                      ---     ---------------------------------

   Joseph Galli, Jr.         43      President and Chief Executive
                                     Officer

   William T. Alldredge      62      President-Corporate Development and
                                     Chief Financial Officer

   Jeffery E. Cooley         49      Group President, Calphalon/WearEver
                                     Group

   David A. Klatt            37      Group President, Rubbermaid and
                                     Little Tikes/Graco Groups

   Robert S. Parker          56      Group President, Parker/Eldon Group

   James J. Roberts          43      Group President, Levolor/Hardware Group

   J. Patrick Robinson       43      Vice President - Controller

   Timothy J. Jahnke         42      Vice President - Human Resources

   Dale L. Matschullat       56      Vice President - General Counsel


   Joseph Galli, Jr. has been President and Chief Executive Officer of the Company since January 8, 2001. Prior thereto, he was President and Chief Executive Officer of VerticalNet, Inc. (an internet business-to-business company) from May 2000 until January 2001. From June
   1999 until May 2000, he was President and Chief Operating Officer of Amazon.com (an internet business-to-consumer company). From 1980 until June 1999, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Black and Decker's Worldwide Power Tools and Accessories.

   William T. Alldredge has been President - Corporate Development and Chief Financial Officer since January 2001. Prior thereto, he was President - International Business Development from December 1999 until January 2001. From August 1983 until December 1999, he was Vice President - Finance.

   Jeffery E. Cooley has been Group President of the Company's
   Calphalon/WearEver business segment since November 2000. Prior thereto, he was President of the Company's Calphalon division from 1990 through October 2000.

   David A. Klatt has been Group President of the Company's Rubbermaid and Little Tikes/Graco business segments since July 2001. From April 2001 to July 2001, he was Division President of Rubbermaid Home


   Products. Prior there to, he was Chief Operating Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market) from March 2000 until March 2001. From September 1986 until March 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), where he most recently served as Vice President/General Manager of the U.S. Consumer Division.

   Robert S. Parker has been Group President of the Company's
   Parker/Eldon business segment since August 1998. Prior thereto, he was President of Sanford Corporation, both before and after the Company acquired it in 1992, from October 1990 to August 1998.

   James J. Roberts has been Group President of the Company's Levolor/Hardware business segment since April 2001. Prior thereto, he served as President - Worldwide Hand Tools and Hardware at the Stanley Works (a supplier of tools, door systems and related hardware) from
   September 2000 until March 2001.   From July 1981 until September 2000,
   he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), most recently as President Worldwide Accessories.

   J. Patrick Robinson has been Vice President - Controller since May 2001. Prior thereto, he was Chief Financial Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market) from March 2000 until May 2001. From 1983 until March 2000, he held a variety of financial positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), until his appointment as Vice President of Finance, Worldwide Power Tools.

   Timothy J. Jahnke has been Vice President - Human Resources since February 2001. Prior thereto, he was President of the Anchor Hocking Specialty Glass division from June 1999 until February 2001. From 1995 until June 1999, he led the human resources department of the Company's Sanford division's worldwide operations.

   Dale L. Matschullat has been Vice President - General Counsel since January 2001. Prior thereto, he was Vice President-Finance, Chief Financial Officer and General Counsel from January 2000 until January 2001. From 1989 until January 2000, he was Vice President - General Counsel.


















                                   PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS
             -------------------------------------------------

   The Company's common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 31, 2001, there were 24,868 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in the Wall Street Journal) for the calendar periods indicated:

                           2001             2000            1999
                           ----             ----            ----
   Quarters            High     Low     High    Low     High    Low
   --------            ----     ---     ----    ---     ----    ---
   First               $29.21  $23.38  $31.25  $21.50   $50.00  $36.38
   Second               27.34   24.00   27.56   23.81    52.00   40.13
   Third                25.40   21.20   28.50   21.94    47.69   27.19
   Fourth               28.13   22.87   22.88   18.69    36.50   26.25

   The Company has paid regular cash dividends on its common stock since 1947. The quarterly cash dividend has been $0.21 per share since February 1, 2000, when it was increased from the $0.20 per share that had been paid since February 8, 1999. Prior to this date, the quarterly cash dividend paid was $0.18 per share since February 10, 1998.

   Information regarding the 5.25% convertible quarterly income preferred securities issued by a wholly owned subsidiary trust of the Company, which are reflected as outstanding in the Company's Consolidated Financial Statements as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, is included in Footnote 6 to the Consolidated Financial Statements and is incorporated by reference herein.

















   ITEM 6.   SELECTED FINANCIAL DATA
             -----------------------

   The following is a summary of certain consolidated financial information relating to the Company at December 31. The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto.

                                                 2001 (1)       2000 (1)        1999 (1)         1998                 1997
                                                 --------       --------        --------         ----                 ----

                                                                     (In thousands, except per share data)
     INCOME STATEMENT DATA
     Net sales                                     $6,909,319    $6,934,747      $6,711,768     $6,493,172          $5,910,717
     Cost of products sold                          5,046,587     5,108,703       4,975,369      4,670,358           4,290,934
                                                    ---------     ---------       ---------      ---------           ---------

     Gross Income                                   1,862,732     1,826,044       1,736,399      1,822,814           1,619,783

     Selling, general and administrative
       expenses                                     1,168,240       899,424       1,104,491        967,916             838,877

     Restructuring costs                               66,683        43,010         241,581        115,154  (2)         21,500  (2)
     Goodwill amortization                             56,957        51,930          46,722         59,405             119,743  (3)
                                                    ---------     ---------       ---------      ---------           ---------
     Operating Income                                 570,852       831,680         343,605        680,339             639,663

     Nonoperating expenses (income):
       Interest expense                               137,453       130,033         100,021        100,514             114,357
       Other, net                                      17,534        16,160          12,645       (237,148) (4)        (19,284)
                                                    ---------     ---------       ---------       --------           ---------
        Net Nonoperating Expenses
         (Income)                                     154,987       146,193         112,666       (136,634)             95,073
                                                    ---------     ---------       ---------      ---------             ---------

     Income before income taxes                       415,865       685,487         230,939        816,973             544,590
     Income taxes                                     151,230       263,912         135,502        335,139             222,973
                                                    ---------     ---------       ---------      ---------           ---------

     Net Income                                      $264,635      $421,575        $ 95,437       $481,834            $321,617
                                                     ========      ========        ========       ========            ========


     Weighted average shares outstanding:
          Basic                                       266,657       268,437         281,806        280,731             280,300

          Diluted                                     267,048       268,500         281,978        291,883             281,138

     Earnings per share:
          Basic                                         $0.99         $1.57           $0.34          $1.72               $1.15
          Diluted                                       $0.99         $1.57           $0.34          $1.70               $1.14
     Dividends per share                                $0.84         $0.84           $0.80          $0.76               $0.70



     BALANCE SHEET DATA
     Inventories, net                              $1,113,797   $1,262,551       $1,034,794    $1,033,488             $902,978
     Working capital (5)                              316,800    1,329,541        1,108,686      1,278,768           1,006,624
     Total assets                                   7,266,122    7,261,825        6,724,088      6,289,155           5,775,248
     Short-term debt                                  826,604      227,206          247,433        101,968             258,201
     Long-term debt, net of current maturities      1,365,001    2,319,552        1,455,779      1,393,865             989,694
     Stockholders' equity                           2,433,376    2,448,641        2,697,006      2,843,732           2,661,417

   (1)  Supplemental data regarding 2001, 2000 and 1999 is provided in
        Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.
   (2) The 1998 restructuring costs included $53.4 million for costs to exit business activities at five facilities, $45.8 million to write down impaired long-lived assets to their fair value and $16.0 million relating to employee severance and termination benefits. The 1997 Restructuring Costs included $16.0 million of charges recorded by Rubbermaid for impaired fixed assets, $4.1 million for employee terminations costs and $1.4 million for plant closures. An additional $15.7 million for product line discontinuance costs is recorded in Cost of Products Sold.
   (3) The 1997 goodwill amortization included an $81.0 million charge for the write-off of impaired assets.
   (4) The 1998 other nonoperating income included a $191.5 million gain on the sale of Black & Decker common stock and $59.8 million of gains on the sale of the Decora, Newell Plastics and Stuart Hall businesses.
   (5)  Working capital is defined as Current Assets less Current
        Liabilities.

   ACQUISITIONS OF BUSINESSES

   2001, 2000 and 1999
   -------------------

   Information regarding businesses acquired in the last three years is included in Footnote 2 to the Consolidated Financial Statements.

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

   For the acquisitions made in 1998, the Company paid $615.7 million in cash and assumed $99.5 million in debt. The finalized purchase price allocations for these acquisitions resulted in trade names and goodwill of approximately $387.1 million.

   1997
   ----

   On March 5, 1997, the Company purchased the Rolodex business, a marketer of office products such as card files, personal organizers and paper punches, from Insilco Corporation. Rolodex was integrated into Eldon.

   On May 30, 1997, the Company acquired the Kirsch business, a manufacturer and distributor of drapery hardware and custom window coverings, from Cooper Industries Incorporated. The Kirsch North American operations were combined with Newell Window Furnishings and Levolor Home Fashions; the Kirsch European portion operates as part of Newell Window Fashions Europe.

   For the acquisitions made in 1997, the Company paid $514.2 million in cash and assumed $4.3 million in debt. The finalized purchase price allocations for these acquisitions resulted in trade names and goodwill of approximately $351.3 million.

   QUARTERLY SUMMARIES



   Summarized quarterly data for the last three years is as follows (unaudited):

          Calendar Year                   1st                2nd               3rd                4th              Year
          -------------                   ---                ---               ---                ---              ----
                                                            (In thousands, except per share data)
      2001
      ----
      Net sales                         $1,610,736        $1,724,653        $1,767,818        $1,806,112        $6,909,319
      Gross income                         391,776           453,535           489,575           527,846         1,862,732
      Net income                            38,421            72,007            83,470            70,737           264,635
      Earnings per share:
         Basic                                0.14              0.27              0.31              0.27             $0.99
         Diluted                              0.14              0.27              0.31              0.27              0.99


      2000
      ----
      Net sales                         $1,628,979        $1,787,025        $1,756,372        $1,762,371        $6,934,747
      Gross income (1)                     408,397           486,588           468,268           462,791         1,826,044
      Net income                            76,220           128,015           122,999            94,341           421,575
      Earnings per share:
         Basic                                0.28              0.48              0.46              0.35             $1.57
         Diluted                              0.28              0.48              0.46              0.35              1.57

      1999
      ----
      Net sales                         $1,589,776        $1,671,635        $1,683,344        $1,767,013        $6,711,768
      Gross income                         423,308           420,806           444,570           447,715         1,736,399
      Net (loss) income                    (78,999)           30,054            72,737            71,645            95,437
      (Loss) Earnings per share:
         Basic                               (0.28)             0.11              0.26              0.25             $0.34
         Diluted                             (0.28)             0.11              0.26              0.25              0.34

   (1) Quarterly gross income amounts differ from those disclosed in the Form 10-Q for each respective quarter due to the reclassification of restructuring charges related to discontinued product lines to conform with the 2001 presentation. Charges reclassified from Restructuring Costs to Cost of Goods Sold were (in thousands):
        $87, $888, $485 and $4,091 for the first, second, third and fourth quarters, respectively; the full year 2000 reclassification totaled $5,551.

   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION
             --------------------------------------------------

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and footnotes thereto.

   RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales:

   Year Ended December 31,                   2001      2000       1999
                                             ----      ----       ----
   Net sales                                 100.0%    100.0%     100.0%
   Cost of products sold                      73.0      73.7       74.1
                                             -----     -----      -----
   Gross Income                               27.0      26.3       25.9
   Selling, general and
     administrative expenses                  16.9      13.0       16.5
   Restructuring costs                         1.0       0.6        3.6
   Goodwill amortization                       0.8       0.7        0.7
                                             -----     -----      -----
   Operating Income                            8.3      12.0        5.1
   Nonoperating expenses:
       Interest expense                        2.0       1.9        1.5
       Other, net                              0.3       0.2        0.2
                                             -----     -----      -----
       Net Nonoperating Expenses               2.3       2.1        1.7
   Income before income taxes                  6.0       9.9        3.4
   Income taxes                                2.2       3.8        2.0
                                             -----     -----      -----
   Net Income                                  3.8%      6.1%       1.4%
                                             =====     =====      =====

   2001 VERSUS 2000

   Net sales for 2001 were $6,909.3 million, representing a decrease of $25.4 million, or 0.4%, from $6,934.7 million in 2000. The sales decline was primarily due to shelf space losses at key customers and a significant downturn in the US economy partially offset by $498.5 million of sales contributions from Paper Mate/Parker (acquired December 2000). Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows:

    Year Ended December 31,                 2001       2000     % Change
                                            ----       ----     --------
    (In millions)
    Rubbermaid (1)                         $1,819.3   $1,946.5    (6.5)%
    Parker/Eldon (2)                        1,673.5    1,288.0    29.9
    Levolor/Hardware (1)                    1,382.6    1,455.0    (5.0)
    Calphalon/WearEver (1)                  1,161.7    1,246.9    (6.8)
    Little Tikes/Graco (1)                    872.2      998.3   (12.6)
                                            -------      -----
                                           $6,909.3   $6,934.7    (0.4)%
                                           ========   ========

   Primary reasons for changes:
   (1) Internal sales decline primarily due to shelf space losses at key customers and a significant downturn in the US economy.*
   (2) $498.5 million of sales contribution from the Paper Mate/Parker acquisition+ (December 2000) offset by internal sales decline of 8.8% primarily due to softness in the commercial channel and a significant downturn in the US economy.

   * Internal sales growth/decline is defined by the Company as growth/decline from its core businesses, which include continuing businesses owned more than one year and minor acquisitions.

   + Acquisitions and divestitures are described in Footnote 2 to the Consolidated Financial Statements.

   Gross income as a percentage of net sales in 2001 was 27.0%, or $1,862.7 million, versus 26.3%, or $1,826.0 million, in 2000.
   Excluding restructuring related and other charges relating to integration costs of recent acquisitions of $7.4 million ($4.7 million after taxes) and $7.9 million ($4.9 million after taxes) in 2001 and 2000, respectively, gross income as a percent of net sales was 27.1%, or $1,870.1 million in 2001 versus 26.4%, or $1,833.9 million in 2000.
   This improvement in gross income is primarily due to the implementation of a productivity initiative throughout the Company and contributions from the Paper Mate/Parker acquisition. The Company's productivity objective is to reduce the cost of manufacturing a product by at least five percent per year on an ongoing basis in order to become the low-cost supplier to our customers. To achieve productivity improvements, the Company will focus on reducing purchasing costs, materials handling costs, manufacturing inefficiencies, and excess overhead costs to reduce the overall cost of manufacturing products. The Company's productivity in 2001 was affected primarily by the increased costs associated with slowed manufacturing in an effort to reduce inventory levels (net inventories decreased $148.8 million during 2001) offset by improved raw material costs.

   Selling, general and administrative expenses ("SG&A") in 2001 were 16.9% of net sales, or $1,168.2 million, versus 13.0%, or $899.4 million, in 2000. Excluding charges relating to integration costs of recent acquisitions of $12.0 million ($7.7 million after taxes) and $8.8 million ($5.4 million after taxes) in 2001 and 2000, respectively, SG&A as a percent of net sales was 16.7% or $1,156.2 million in 2001 compared to 12.8% or $890.6 million in 2000. The increase in SG&A is a result of the Paper Mate/Parker acquisition and planned investments in marketing initiatives, including the Company's Key Account and Phoenix Programs, supporting the Company's brand portfolio and key account strategy.

   In 2001, the Company introduced the Key Account Program, establishing sales organizations specifically for Wal*Mart, The Home Depot and Lowe's. As part of this program, the company established President-level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with "one face" to enhance the Company's response time and understanding of the customer's needs, to support the best possible relationship.

   In 2001, the Company also introduced its Phoenix Program. This initiative is an action-oriented field sales force consisting of approximately 500 recent university graduates. The team works in the field, primarily within our Key Account structure, performing product demonstrations, merchandising product, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Key Account Program, to maximize shelf space potential. This program, implemented July 2001, gained traction throughout the year. Impact from this initiative is expected to translate to the Consolidated Financial Statements through the impact of shelf space gains going forward.

   During 2001, the Company recorded pre-tax restructuring charges associated with the Company's strategic restructuring plan. The restructuring plan is intended to streamline the Company's supply chain to ensure its position as the low cost global provider throughout the Company's product portfolio. The plan consists of reducing worldwide headcount over the three years beginning in 2001, and includes consolidating duplicate manufacturing facilities. As part of this plan, the Company incurred employee severance and termination benefit costs for approximately 1,700 employees. Additionally, the Company incurred facility exit costs related primarily to the closure of 14 facilities (four at Rubbermaid, one at Parker/Eldon, six at Levolor/Hardware and three at Calphalon/WearEver). See Footnote 3 to the Consolidated Financial Statements for a review of the charges.

   During 2000, the Company recorded pre-tax restructuring charges related primarily to the continued Rubbermaid integration and plant closures in the Home Decor segment. The Company incurred employee severance and termination benefit costs related to approximately 700 employees terminated in 2000. Such costs included severance and government mandated settlements for facility closures at Rubbermaid Europe, change in control payments made to former Rubbermaid executives, employee terminations at the domestic Rubbermaid divisions and severance at the Home Decor segment. The Company incurred merger transaction costs related primarily to legal settlements for Rubbermaid's 1998 sale of a former division and other merger related contingencies resolved in 2000. Additionally, the Company incurred facility and other exit costs related primarily to the closure of five European Rubbermaid facilities, three window furnishings facilities as well as the exit of various Rubbermaid product lines. See Footnote 3 to the Consolidated Financial Statements for a review of the charges.

   For the year ended December 31, 2001 goodwill amortization and other as a percentage of net sales were 0.8%, or $57.0 million, versus 0.7%, or $51.9 million, for the year ended December 31, 2000. The increase in goodwill amortization is a result of additional goodwill associated with the Paper Mate/Parker acquisition in December 2000.

   Operating income in 2001 was 8.3% of net sales, or $570.9 million, versus 12.0% of net sales, or $831.7 million, in 2000. Excluding restructuring and other charges of $86.1 million ($54.8 million after taxes) in 2001 and $59.7 million ($36.7 million after taxes) in 2000, operating income was $657.0, or 9.5%, of net sales in 2001 versus $891.4 million, or 12.9%, of net sales in 2000. The decrease in operating margins was primarily due to planned investment in marketing initiatives supporting the Company's brand portfolio and key account strategy.

   Net nonoperating expenses in 2001 were 2.3% of net sales, or $155.0 million, versus 2.1%, or $146.2, million in 2000. The increased expenses in 2001 are a result of the Company's increased average level of debt, partially offset by lower interest rates.

   The effective tax rate was 36.4% for the year ended December 31, 2001 versus 38.5% in the prior year. See Footnote 12 to the Consolidated Financial Statements for an explanation of the effective tax rate.

   Net income for 2001 was $264.6 million compared to net income of $421.6 million in 2000. Basic and diluted earnings per share in 2001 decreased to $0.99 versus $1.57 in 2000. Excluding 2001 pre-tax charges of $86.1 million ($54.8 million after taxes) as discussed above, net income in 2001 was $319.4 million. Excluding 2000 pre-tax charges of $59.7 million ($36.7 million after taxes), net income in 2000 was $458.3 million. Diluted earnings per share, calculated on the same basis, decreased 29.8% to $1.20 versus $1.71 in 2000. The decrease in net income and earnings per share for 2001 was primarily due to internal sales declines and planned investment in the Company's marketing initiatives.

   2000 VERSUS 1999

   Net sales for 2000 were $6,934.7 million, representing an increase of $222.9 million, or 3.3%, from $6,711.8 million in 1999. Net sales for each of the Company's segments (and the primary reasons for the year-to-year changes) were as follows:


    Year Ended December 31,                 2000       1999    % Change
                                            ----       ----    --------
    (IN MILLIONS)
    Rubbermaid                             $1,946.5  $2,004.3     (2.9)%
    Parker/Eldon (1)                        1,288.0   1,218.0      5.7
    Levolor/Hardware                        1,455.0   1,400.6      3.9
    Calphalon/WearEver (2)                  1,246.9   1,186.0      5.1
    Little Tikes/Graco (3)                    998.3     902.9     10.6
                                            -------   -------
                                           $6,934.7  $6,711.8      3.3%
                                           ========  ========

   Primary reasons for changes:
   (1) Internal sales growth of 3.8% enhanced by $30.6 million of sales contribution from the acquisitions of Rotring and Reynolds.
   (2) Internal sales decline of 1.4% offset by $77.1 million of sales contribution from the acquisitions of Ceanothe, Mersch, Brio and Panex.
   (3)  Internal sales growth due to shelf space gains at key retailers.

   Gross income as a percent of net sales in 2000 was 26.3%, or $1,826.0 million, versus 25.9%, or $1,736.4, million in 1999. Excluding costs associated with the Rubbermaid merger and certain realignment and other charges of $7.9 million and $111.0 million in 2000 and 1999, respectively, gross income as a percent of net sales was 26.4%, or $1,833.9 million, in 2000 versus 27.5%, or $1,847.4 million, in 1999.
   This decrease in gross margins in 2000 was primarily attributable to lower sales volume and higher material costs.

   SG&A in 2000 was 13.0% of net sales, or $899.4 million versus 16.5%, or $1,104.5 million, in 1999. Excluding costs associated with the Rubbermaid merger and certain realignment and other charges of $8.8 million and $178.8 million in 2000 and 1999, respectively, SG&A as a percent of net sales was 12.8%, or $890.6 million, in 2000 versus 13.8%, or $925.7 million, in 1999. The decrease in SG&A expenses is primarily the result of integration cost savings at Rubbermaid Home Products, Rubbermaid Europe and Little Tikes and tight spending control throughout the rest of the Company's core businesses.

   During 2000, the Company recorded pre-tax restructuring charges related primarily to the continued Rubbermaid integration and plant closures in the Home Decor segment. The Company incurred employee severance and termination benefit costs related to approximately 700 employees terminated in 2000. Such costs included severance and government mandated settlements for facility closures at Rubbermaid Europe, change in control payments made to former Rubbermaid executives, employee terminations at the domestic Rubbermaid divisions and severance at the Home Decor segment. The Company incurred merger transaction costs related primarily to legal settlements for Rubbermaid's 1998 sale of a former division and other merger related contingencies resolved in 2000. Additionally, the Company incurred facility and other exit costs related primarily to the closure of five European Rubbermaid facilities, three window furnishings facilities as well as the exit of various Rubbermaid product lines. See Footnote 3 to the Consolidated Financial Statements for a review of the charges.

   During 1999, the Company recorded pre-tax restructuring charges related primarily to the integration of the Rubbermaid business into Newell. Merger transaction costs related primarily to investment banking, legal and accounting costs for the Newell/Rubbermaid merger. Employee severance and termination benefits related to approximately 750 employees terminated in 1999. Such costs included change in control payments made to former Rubbermaid executives and severance and termination costs at Rubbermaid's former headquarters, Rubbermaid Home Products division, Little Tikes division, Rubbermaid Commercial Products division and Newell divisions. Facility and other exit costs representing impaired Rubbermaid centralized computer software (abandoned as a result of converting Rubbermaid onto existing Newell centralized computer software) and costs related to discontinued product lines, the closure of seven Rubbermaid facilities, write-off of assets associated with abandoned projects and impaired assets and other exit costs. See Footnote 3 to the Consolidated Financial Statements for a review of the charges.

   Goodwill amortization as a percentage of net sales was 0.7% in 2000 and 1999.

   Operating income in 2000 was 12.0% of net sales, or $831.7 million, versus 5.1% of net sales, or $343.6 million, in 1999. Excluding restructuring and other charges of $59.7 million in 2000 and $531.4 million in 1999, operating income was $891.4, or 12.9%, of net sales in 2000 versus $875.0 million, or 13.0%, of net sales in 1999.

   Net nonoperating expenses in 2000 were 2.1% of net sales, or $146.2 million, versus 1.7%, or $112.7 million, in 1999. The increased expenses in 2000 are a result of the Company's increased level of debt and higher interest rates.

   For 2000 and 1999 the effective tax rates were 38.5% and 58.7%, respectively. The higher rate in 1999 was primarily due to nondeductible transaction costs associated with the Rubbermaid merger. See Footnote 12 to the Consolidated Financial Statements for an explanation of the effective tax rate.

   Net income for 2000 was $421.6 million, representing an increase of $326.2 million from 1999. Basic and diluted earnings per share in 2000 increased to $1.57 versus $0.34 in 1999. Excluding 2000 pre-tax charges of $59.7 million ($36.7 million after taxes) as discussed above, net income in 2000 was $458.3 million. Excluding 1999 pre-tax charges of $531.4 million ($369.6 million after taxes), net income in 1999 was $465.0 million. Diluted earnings per share, calculated on the same basis, increased 3.6% to $1.71 in 2000 versus $1.65 in 1999. The decrease in net income for 2000 was primarily due to increased raw material costs and lower sales volume, offset partially by Rubbermaid integration cost savings, tight spending control at other core businesses and internal growth. Diluted earnings per share increased in 2000 versus 1999 as a result of the lower share base due to the stock repurchase program.

   LIQUIDITY AND CAPITAL RESOURCES

   Sources
   -------

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided by operating activities in 2001 was $865.4 million, compared to $623.5 and $554.0 million for 2000 and 1999, respectively. The increase in operating cash flows is primarily due to improved working capital management, principally in the areas of inventory and accounts payable. In 2001, the Company announced an increased focus on working capital which resulted in reduced inventory of $148.8 million and increased accounts payable of $158.9 million. As a result, the Company generated free cash flow (defined by the Company as cash provided by operating activities less capital expenditures and dividends) of $391.6 million compared to $81.8 million and $128.1 million in 2000 and 1999, respectively.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's lines of credit at December 31, 2001 totaled $19.1 million.

   The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. The Company intends to extend the revolving credit agreement beyond 2002. During 2000, the Company entered into a 364-day revolving credit agreement in the amount of $700.0 million which expired in October 2001. As of December 31, 2001, there were no borrowings under the remaining $1,300.0 million revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1,300.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 2001, $707.5 million (principal amount) of commercial paper was outstanding. Because the backup revolving credit agreement expires in August 2002, the entire $707.5 million is classified as current portion of long-term debt. The company plans to extend maturities by replacing a portion of current debt with longer-term debt facilities. By extending maturities, the Company can reduce its reliance on the current commercial paper program.

   The revolving credit agreement permits the Company to borrow funds on a variety of interest rate terms. The agreement requires, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio and limits Subsidiary Indebtedness, as defined in the agreement. As of December 31, 2001, the Company was in compliance with this agreement.

   The Company had outstanding at December 31, 2001 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%. Of the outstanding amount of medium-term notes, $100.0 million is classified as current portion of long-term debt and the remainder of $912.5 million is classified as long-term debt. A $779.5 million universal shelf registration statement became effective in July 1999. As of December 31, 2001, $449.5 million of Company debt and equity securities may be issued under the shelf.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity which is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in the Company's receivables. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to a financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded on the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper. Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's long-term senior unsecured debt rating falling below Baa2 (Moody's) or BBB (Standard & Poor's) and certain levels of accounts receivable write-offs. As of December 31, 2001, the Company was in compliance with the agreement.

   Uses
   ----

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   In 2001, cash used for 2001 acquisitions and deferred payments on prior acquisitions was $107.5 million. The Company made several minor acquisitions in 2001 for cash purchase prices totaling $61.2 million. In 2000, cash used for 2000 acquisitions and deferred payments on prior acquisitions was $597.8 million. The Company acquired Mersch, Brio and Paper Mate/Parker and made other minor acquisitions in 2000 for cash purchase prices totaling $635.2 million. In 1999, cash used for 1999 acquisitions and deferred payments on prior acquisitions was

   $345.9 million. The Company acquired Ateliers, Reynolds, McKechnie, Ceanothe and made other minor acquisitions for cash purchase prices totaling $397.3 million.

   The following table summarizes the Company's contractual obligations as of December 31, 2001:

   Contractual Obligations                                         Payments Due by Period (in millions)
                                                   ------------------------------------------------------------------------
                                                                  Less than                                          After
                                                   Total           1 year          1-3 years        4-5 years       5 years
                                                   -----          ---------        ---------        ---------       -------
     Notes Payable to Banks                       $    9.1          $ 19.1                -               -              -
     Long-term Debt                                2,172.5           807.5            415.5           172.0          777.5
     Operating Leases                                180.3            56.6             68.9            30.7           24.1
       Total Contractual Obligations              $2,379.1          $891.9           $484.1          $201.7         $801.4

   In 2001, the Company made payments on long-term debt, net of proceeds, of $354.7 million, compared to net additional borrowings of $836.8 million in 2000 and $194.7 million in 1999. The Company's ability to pay down additional debt was due primarily to increased focus on working capital management (primarily inventory and accounts payable) and current year cash earnings.

   Cash used for restructuring activities was $49.7 million, $32.9 million and $145.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such payments represent primarily employee termination benefits and facility closure and other exit costs related to the Company's strategic restructuring plan and recent acquisitions.

   Capital expenditures were $249.8 million, $316.6 million and $200.1 million in 2001, 2000 and 1999, respectively. Aggregate dividends paid during 2001, 2000 and 1999 were $224.0, $225.1 million and $225.8 million, respectively.

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

   Retained earnings increased in 2001 and 2000 by $40.4 million and $196.3 million, respectively. The decrease in the earnings growth rate between 2001 and 2000 was primarily due to reduced net income from lower than expected sales volume and planned investment in marketing initiatives supporting the Company's brand portfolio and key account strategy.

   Working capital at December 31, 2001 was $316.8 million compared to $1,329.5 million at December 31, 2000 and $1,108.7 million at December 31, 1999. The decrease in working capital is primarily due to reclassifying $707.5 million in long-term debt in 2000 as current in 2001 as discussed above, and the Company's increased focus on working capital management.

   The current ratio at December 31, 2000 was 1.13:1 compared to 1.86:1 at December 31, 2000 and 1.68:1 at December 31, 1999.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .43:1 at December 31, 2001, .46:1 at December 31, 2000 and .33:1 at December 31, 1999.

   The Company believes that cash provided from operations and borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   CRITICAL ACCOUNTING POLICIES

   The Company's accounting policies are more fully described in Footnote 1 of the Footnotes to the Consolidated Financial Statements. As disclosed in Footnote 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements.

   The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the recovery of accounts receivable, inventory, goodwill and other long-lived assets as well as those used in the determination of liabilities related to litigation, product liability, customer discounts, taxation, restructuring, post-retirement and pension benefits and environmental matters. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances dictate. Historically, actual results have not differed significantly from those determined using the estimates described above.

   Sales of merchandise and freight billed to customers, net of provisions for cash discounts, returns, customer discounts (such as volume or trade), co-op advertising and other sales discounts are recognized as revenue upon shipment to customers and when all substantial risks of ownership change.

   RECENT ACCOUNTING PRONOUNCEMENTS

   At the beginning of 2001, the Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS No. 133 on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million, recorded in accumulated other comprehensive income. The cumulative effect of adopting FAS No. 133 did not materially impact the results of operations.

   In June 2001, the Financial Accounting Standards Boards ("FASB") issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Historically, all acquisitions by the Company have been accounted for as purchases, thus there was no effect on the Company's Consolidated Financial Statements upon adoption of this standard, in contrast, all mergers have been accounted for as poolings of interest. FAS No. 142 becomes effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company plans to early adopt the provisions of FAS No. 142 beginning in the first quarter of fiscal 2002. In accordance with this standard, goodwill will no longer be amortized but will be subject to annual assessment for impairment by applying a fair-value-based test. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill amortization expense was $57.0 million for the twelve months ended December 31, 2001. The Company anticipates that the application of the nonamortization provisions will increase annual net income by approximately $41.0 million or $0.15 per share. During 2001 and the first quarter 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Subject to final analysis, the Company expects to record a pre-tax goodwill impairment charge of $500.0 million to $550.0 million in the first quarter of 2002.

   In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The Company adopted FAS No. 144 on January 1, 2002, and the standard did not have a material impact on its financial position or results of operations.

   In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09 "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product" which codified and reconciled the Task Force's consensuses in EITF 00-14 "Accounting for Certain Sales Incentives", EITF 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to resellers and end consumers. EITF No. 01-09 did not impact results of operations because the Company recognizes sales incentives upon recognition of revenue and classifies them as reductions of gross revenue and recognizes free goods as a cost of goods sold when shipped, both in accordance with the prescribed rules.

   In May 2000, the EITF issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that amounts billed to customers related to shipping and handling costs be classified as revenue and all expenses related to shipping and handling be classified as a cost of products sold. Historically, these revenues and costs had been netted together and deducted from gross sales to arrive at net sales. The net sales and cost of products sold have been restated for this change. The impact of this change increased net sales and cost of products sold by $286.1 million and $298.7 million for the years ended December 31, 2000 and December 31, 1999, respectively. There was no impact on gross income resulting from this change.

   LEGAL AND ENVIRONMENTAL MATTERS

   The Company is subject to legal proceedings and claims, including various environmental matters, in the ordinary course of its business. Such legal proceedings are more fully described in Footnote 15 to the Company's Consolidated Financial Statements. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company's legal proceedings, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's Consolidated Financial Statements.

   INTERNATIONAL OPERATIONS

   The Company's non-U.S. business is growing at a faster pace than its business in the United States. This growth outside the U.S. has been fueled by recent international acquisitions, primarily in Europe. For the years ended December 31, 2001, December 31, 2000 and December 31, 1999, the Company's non-U.S. business accounted for approximately 27%, 25% and 23% of net sales, respectively (see Footnote 14 to the Consolidated Financial Statements). Growth of both U.S. and non-U.S. businesses is shown below:

    Year Ended December 31,                 2001       2000     % Change
                                            ----       ----     --------
    (IN MILLIONS)
    Net sales:
        U.S.                               $5,040.6   $5,191.5    (2.9)%
        Non-U.S.                            1,868.7    1,743.2     7.2
                                            -------    -------
                                           $6,909.3   $6,934.7    (0.4)%
                                           ========   ========


    Year Ended December 31,                2000        1999     % Change
                                           ----        ----     --------
    (IN MILLIONS)
    Net sales:
        U.S.                              $5,191.5    $5,135.4      1.1%
        Non-U.S.                           1,743.2     1,576.4     10.6
                                           -------     -------
                                          $6,934.7    $6,711.8      3.3%
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

   The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form:

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

   In addition, the Company utilizes short-term forward contracts to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivative instruments are recorded on the Company's balance sheet at fair value, and any changes in fair value of these instruments are recorded in the income statement or other comprehensive income.

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.
   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below do not have an impact on current results of operations or financial condition, but are shown as an illustration of the impact of adverse changes in interest rates.

                                          Time      Confidence
                               Amount    Period       Level
                               ------    ------     ----------
    (IN MILLIONS)
    Interest rates             $14.5      1 day        95%
    Foreign exchange            $0.5      1 day        95%

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

   EURO CURRENCY CONVERSION

   On January 1, 1999, the "Euro" became the common legal currency for 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. On January 4, 1999, the Euro began trading on currency exchanges and became available for noncash transactions, if the parties elected to use it. On January 1, 2001, another country (Greece) also adopted the Euro, fixing the conversion rate against their legacy currency. The legacy currencies remained legal tender through December 31, 2001. On January 1, 2002, participating countries introduced Euro-denominated bills and coins, and effective July 1, 2002, legacy currencies will no longer be legal tender.

   After the dual currency phase, all businesses in participating countries must conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company has substantially completed this conversion process and has deemed its information systems to be Euro compliant. As a result of the Euro conversion, the Company experienced no adverse impact to its business or financial condition on a consolidated basis.

   FORWARD-LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform
   Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, Euro conversion plans and related risks, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 to this Report.

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

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
             -------------------------------------------

   MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

   The management of Newell Rubbermaid Inc. is responsible for the accuracy and internal consistency of all information contained in this annual report, including the Consolidated Financial Statements. Management has followed those generally accepted accounting principles, which it believes to be most appropriate to the circumstances of the Company, and has made what it believes to be reasonable and prudent judgments and estimates where necessary.

   Newell Rubbermaid Inc. operates under a system of internal accounting controls designed to provide reasonable assurance that its financial records are accurate, that the assets of the Company are protected and that the financial statements fairly present the financial position and results of operations of the Company. The internal accounting control system is tested, monitored and revised as necessary.

   Four directors of the Company, not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board oversees the performance of the financial reporting duties of management. The Audit Committee meets with management and the Company's independent auditors several times a year to review the results of the external audit of the Company and to discuss plans for future audits. At these meetings, the Audit Committee also meets privately with the independent auditors to assure its free access to them.

   The Company's independent auditors, Arthur Andersen LLP, audited the financial statements prepared by the management of Newell Rubbermaid Inc. Their opinion on these statements is presented below.

    William T. Alldredge                    J. Patrick Robinson
    President - Corporate Development       Vice President - Controller
      & Chief Financial Officer               & Chief Accounting Officer

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholders of Newell Rubbermaid Inc.:

   We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, 2000 and 1999 and the related consolidated statements of income, Stockholders' equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of Newell Rubbermaid Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2001, 2000 and 1999 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in
   Part IV Item 14(a)(2) of this Form 10-K is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



   Arthur Andersen LLP

   Milwaukee, Wisconsin
   January 25, 2002



      CONSOLIDATED STATEMENTS OF INCOME
      Year Ended December 31,                                                2001               2000               1999
                                                                             ----               ----               ----
      (IN THOUSANDS, EXCEPT PER SHARE DATA)

      NET SALES                                                           $6,909,319         $6,934,747         $6,711,768
      Cost of products sold                                                5,046,587          5,108,703          4,975,369
                                                                           ---------          ---------          ---------
      Gross Income                                                         1,862,732          1,826,044          1,736,399
      Selling, general and administrative expenses                         1,168,240            899,424          1,104,491
      Restructuring costs                                                     66,683             43,010            241,581
      Goodwill amortization                                                   56,957             51,930             46,722
                                                                           ---------          ---------          ---------
      OPERATING INCOME                                                       570,852            831,680            343,605
      Nonoperating expenses:
        Interest expense                                                     137,453            130,033            100,021
        Other, net                                                            17,534             16,160             12,645
                                                                           ---------          ---------          ---------
        Net Nonoperating Expenses                                            154,987            146,193            112,666
                                                                           ---------          ---------          ---------
      Income before income taxes                                             415,865            685,487            230,939
      Income taxes                                                           151,230            263,912            135,502
                                                                           ---------          ---------          ---------
      NET INCOME                                                            $264,635           $421,575            $95,437
                                                                            ========           ========            =======

      Weighted average shares outstanding:
        Basic                                                                266,657            268,437            281,806
        Diluted                                                              267,048            268,500            281,978

      Earnings per share:
        Basic                                                                  $0.99              $1.57              $0.34
        Diluted                                                                $0.99              $1.57              $0.34

      Dividends per share                                                      $0.84              $0.84              $0.80

   See Footnotes to Consolidated Financial Statements.



      CONSOLIDATED STATEMENTS OF CASH FLOWS

      Year Ended December 31,                                              2001               2000               1999
                                                                           ----               ----               ----
      (IN THOUSANDS)
      OPERATING ACTIVITIES
      Net income                                                           $264,635           $421,575            $95,437
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Depreciation and amortization                                     328,775            292,576            271,731
          Noncash restructuring charges                                      36,906             18,452            100,924

          Deferred income taxes                                              25,500             59,800             (9,600)
          Income tax savings from employee
            stock plans                                                         360                997              2,269
          Other                                                              16,823              1,947             52,448
      Changes in current accounts excluding the
          effects of acquisitions:
        Accounts receivable                                                (104,777)            36,301            (16,137)
        Inventories                                                         128,610           (100,495)            52,662
        Other current assets                                                 (6,814)             6,598            (41,793)
        Accounts payable                                                    149,341            (45,606)            14,617
        Accrued liabilities and other                                        26,059            (68,658)            31,393
                                                                            -------            -------            -------
      Net Cash Provided by Operating Activities                            $865,418           $623,487           $553,951


      INVESTING ACTIVITIES
      Acquisitions, net of cash acquired                                  $(107,479)         $(597,847)         $(345,934)
      Expenditures for property, plant and equipment                       (249,775)          (316,564)          (200,066)
      Sale of business, net of taxes paid                                    15,428                  -                  -
      Sales of marketable securities, net
        of taxes paid                                                         7,775                  -             14,328
      Disposals of noncurrent assets and other                               30,491              5,119                720
                                                                            -------            -------            -------
      Net Cash Used in Investing Activities                               $(303,560)         $(909,292)         $(530,952)

      FINANCING ACTIVITIES
      Proceeds from issuance of debt                                       $464,241         $1,265,051           $803,298
      Payments on notes payable and long-term debt                         (818,979)          (428,211)          (608,573)
      Common stock repurchases                                                    -           (402,962)                 -
      Cash dividends                                                       (223,998)          (225,083)          (225,774)

      Proceeds from exercised stock options
        and other                                                             2,863              1,263             27,411
                                                                            -------            -------            -------
      Net Cash (Used in) Provided by Financing Activities                 $(575,873)          $210,058            $(3,638)

      Exchange rate effect on cash                                           (1,708)            (3,892)            (3,751)
                                                                            -------            -------            -------


      (Decrease) Increase in Cash and Cash
        Equivalents                                                         (15,723)           (79,639)            15,610
      Cash and Cash Equivalents at Beginning of Year                         22,525            102,164             86,554
                                                                            -------            -------            -------
      Cash and Cash Equivalents at End of Year                              $ 6,802           $ 22,525           $102,164
                                                                            =======           ========           ========

      Supplemental cash flow disclosures -
          cash paid during the year for:
      Income taxes, net of refunds                                         $ 69,840           $152,787           $194,351
      Interest, net of amounts capitalized                                  118,333            145,455             98,536


   See Footnotes to Consolidated Financial Statements.








































     CONSOLIDATED BALANCE SHEETS

     December 31,                                                         2001               2000                1999
                                                                          ----               ----                ----
     (Dollars in thousands)

     ASSETS
     Current Assets:

     Cash and cash equivalents                                              $6,802             $22,525           $102,164
     Accounts receivable, net                                            1,298,177           1,183,363          1,178,423
     Inventories, net                                                    1,113,797           1,262,551          1,034,794
     Deferred income taxes                                                 238,468             231,875            250,587
     Prepaid expenses and other                                            193,408             180,053            172,601
                                                                         ---------           ---------          ---------
       Total Current Assets                                              2,850,652           2,880,367          2,738,569

     Marketable Equity Securities                                                -               9,215             10,799
     Other Long-term Investments                                            79,492              72,763             65,905
     Other Assets                                                          329,886             352,629            335,699
     Property, Plant and Equipment, Net                                  1,689,152           1,756,903         1,548,191
     Trade Names and Goodwill, Net                                       2,316,940           2,189,948          2,024,925
                                                                         ---------           ---------          ---------
       Total Assets                                                     $7,266,122          $7,261,825         $6,724,088
                                                                         =========           =========          =========


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:

     Notes payable                                                         $19,104             $23,492            $97,291
     Accounts payable                                                      501,259             342,406            376,596
     Accrued compensation                                                  124,660             126,970            113,373
     Other accrued liabilities                                             936,146             781,122            892,481
     Income taxes                                                          145,183              73,122                  -
     Current portion of long-term debt                                     807,500             203,714            150,142
                                                                         ---------           ---------          ---------
       Total Current Liabilities                                         2,533,852           1,550,826          1,629,883

     Long-term Debt                                                      1,365,001           2,319,552          1,455,779

     Other Noncurrent Liabilities                                          359,526             347,855            354,107
     Deferred Income Taxes                                                  73,685              93,165             85,655
     Minority Interest                                                         685               1,788              1,658
     Company-Obligated Mandatorily Redeemable
      Convertible Preferred Securities of a Subsidiary Trust               499,997             499,998            500,000



     Stockholders' Equity:

     Common stock, authorized shares,
       800.0 million at $1.00 par value;
     Outstanding shares:                                                   282,376             282,174            282,026
       2001 - 282.4 million
       2000 - 282.2 million
       1999 - 282.0 million
     Treasury stock, at cost;                                             (408,457)           (407,456)           ( 2,760)

     Shares held:
       2001 - 15.6 million
       2000 - 15.6 million
       1999 - 0.1 million
     Additional paid-in capital                                            219,823             215,911            213,112
     Retained earnings                                                   2,571,255           2,530,864          2,334,609
     Accumulated other comprehensive loss                                 (231,621)           (172,852)          (129,981)
                                                                         ---------           ---------          ---------
       Total Stockholders' Equity                                        2,433,376           2,448,641          2,697,006
                                                                         ---------           ---------          ---------
       Total Liabilities and Stockholders' Equity                       $7,266,122          $7,261,825         $6,724,088
                                                                         =========           =========          =========

     See Footnotes to Consolidated Financial Statements.






























     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                                                                                        Current
                                                                                                                         Year
                                                                                                       Accumulated      Compre-
                                                                          Additional                    Other Compre-     hensive
                                             Common                         Paid-In      Retained         hensive        Income
                                              Stock      Treasury Stock     Capital      Earnings      Income (Loss)     (Loss)
                                             ------      --------------     -------      --------      -------------     -------
  (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Balance at December 31, 1998                $281,747       $(21,607)     $204,709      $2,465,064       $(86,181)

  Net income                                                                                 95,437                    $ 95,437
  Other comprehensive income (loss):
     Foreign currency translation
       adjustments                                                                                         (48,045)     (48,045)
     Unrealized gain on
       securities available for
       sale, net of $2.3 million
       tax                                                                                                   3,545        3,545
     Reclassification adjustment
       for losses realized in net
       income, net of $0.4 million
       tax                                                                                                     700          700
                                                                                                                         ------
     Total comprehensive income                                                                                         $51,637
                                                                                                                         ======
  Cash dividends:
     Common stock, $0.80 per share                                                         (225,774)
  Exercise of stock options                        279         16,316         7,699
  Other                                                         2,531           704            (118)
                                               -------        -------      --------        --------       --------
  Balance at December 31, 1999                $282,026        $(2,760)     $213,112      $2,334,609      $(129,981)

  Net income                                                                                421,575                    $421,575

  Other comprehensive income (loss):
    Foreign currency translation
      adjustments                                                                                          (41,670)     (41,670)
    Unrealized loss on securities
      available for sale, net of
      $(0.7) million tax                                                                                    (1,201)      (1,201)
                                                                                                                       --------
    Total comprehensive income                                                                                        $ 378,704
                                                                                                                        ========

  Cash dividends:
    Common stock, $0.84 per share                                                          (225,083)
  Exercise of stock options                        148           (190)        1,495
    Common stock repurchases                                 (402,962)
  Other                                                        (1,544)        1,304            (237)
                                               -------        -------       -------         -------        -------
  Balance at December 31, 2000                $282,174      $(407,456)     $215,911      $2,530,864      $(172,852)

  Net income                                                                                264,635                     $264,635
  Other comprehensive income (loss):
    Foreign currency translation
      adjustments                                                                                          (41,343)     (41,343)
    Loss on derivative
      instruments, net of$(7.9)
      million tax                                                                                          (13,987)     (13,987)
    Minimum pension liability                                                                               (4,506)      (4,506)
      adjustment, net of $(2.8)
      million tax
    Unrealized loss on securities                                                                           (2,138)      (2,138)
      available for sale, net of
      $(1.1) million tax
    Reclassification adjustment
      for losses realized in net
      income, net of $1.8 million tax                                                                        3,205        3,205
                                                                                                                        -------
    Total comprehensive income                                                                                         $205,866
                                                                                                                       ========
  Cash dividends:
    Common stock, $0.84 per share                                                          (223,998)
  Exercise of stock options                        202           (822)        3,696
  Other                                                          (179)          216            (246)
                                               -------        -------       -------         -------       --------
  Balance at December 31, 2001                $282,376      $(408,457)     $219,823      $2,571,255      $(231,621)
                                               =======        =======       =======       =========        =======


   See Footnotes to Consolidated Financial Statements.














   FOOTNOTE 1
   ----------

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

   RECLASSIFICATIONS: Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

   REVENUE RECOGNITION: Sales of merchandise and freight billed to customers, net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), co-op advertising and other sales related discounts are recognized upon shipment to customers and when all substantial risks of ownership change. Staff Accounting Bulletin ("SAB") No. 101, which clarified the existing accounting rules for revenue recognition, did not impact the Company's net sales for any years presented. In conformity with SAB 101, revenue is recognized when all of the following circumstances are satisfied: pervasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery has occurred.

   In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09 "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product" which codified and reconciled the Task Force's consensuses in EITF 00-14 "Accounting for Certain Sales Incentives", EITF 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to resellers and end consumers. EITF No. 01-09 did not impact results of operations because the Company recognizes sales incentives upon recognition of revenue and classifies them as reductions of gross revenue and recognizes free goods as a cost of goods sold when shipped, both in accordance with the prescribed rules.

   In May 2000, the EITF issued EITF No. 00-10 "Accounting for Shipping and Handling Fees and Costs." EITF No. 00-10 requires that amounts billed to customers related to shipping and handling costs be classified as revenue and all expenses related to shipping and handling be classified as a cost of products sold. Historically, these revenues and costs had been netted together and deducted from gross sales to arrive at net sales. The net sales and cost of products sold have been restated for this change. The impact of this change increased net sales and cost of products sold by $286.1 million and $298.7 million for the years ended December 31, 2000 and December 31, 1999, respectively. There was no impact on gross income resulting from this change.

   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS: The Company's financial instruments include cash and cash equivalents, accounts receivable, notes payable, short and long-term debt and Company-obligated Mandatorily Redeemable Convertible Securities of a Subsidiary Trust. The fair value of these instruments approximates carrying values due to their short-term duration, except as follows:

             Derivative Instruments: The fair value of the Company's derivative instruments is recorded in the Consolidated Balance Sheets and is described in more detail in Footnote 7.

             Long-term Debt: The fair value of the Company's long-term debt issued under the medium-term note program is estimated based on quoted market prices which approximate cost as of December 31, 2001. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.

             Company-Obligated Mandatorily Redeemable Convertible
             Preferred Securities of a Subsidiary Trust:   The fair
             value of the $500.0 million company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust was $377.5 million at December 31, 2001, based on quoted market prices.

   CASH AND CASH EQUIVALENTS: Cash and highly liquid short-term investments having a maturity of three months or less.



   ALLOWANCES FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts at December 31 totaled $57.9 million in 2001, $36.1 million in 2000 and $41.9 million in 1999. On January 22, 2002, one of the Company's largest customers filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The Company increased bad debt provisions throughout 2001 to adequately reserve for this bankruptcy.

   INVENTORIES: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 63%, 59% and 67% of total inventories at December 31, 2001, 2000 and 1999, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out" ("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $20.1 million, $15.9 million and $11.4 million at December 31, 2001, 2000 and 1999, respectively. Inventory reserves (excluding LIFO reserves) at December 31 totaled $117.3 million in 2001, $114.6 million in 2000 and $119.4 million in 1999. The components of net inventories were as follows:

    December 31,                           2001       2000        1999
                                           ----       ----        ----
    (IN MILLIONS)
    Materials and supplies                 $223.2     $244.8     $240.0
    Work in process                         162.0      165.3      149.5
    Finished products                       728.6      852.5      645.3
                                          -------    -------    -------
                                         $1,113.8   $1,262.6   $1,034.8
                                         ========   ========   ========

   OTHER LONG-TERM INVESTMENTS: The Company has a 49% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the Vise-Grip{R} and Irwin{R} trademarks. This investment is accounted for on the equity method with a net investment of $79.5 million at December 31, 2001. The Company's share of undistributed earnings of the investment included in consolidated retained earnings was $43.9 million at December 31, 2001.

   LONG-TERM MARKETABLE EQUITY SECURITIES: Long-term marketable equity securities classified as available for sale are carried at fair value with adjustments to fair value reported separately, net of tax, as a component of accumulated other comprehensive income (and excluded from earnings). Gains and losses on the sales of long-term marketable equity securities are based upon the average cost of securities sold. The Company sold all of its marketable equity securities in December 2001, and realized a $5.0 million pre-tax loss. Long-term marketable equity securities for prior years are summarized as follows:





    December 31,                                       2000       1999
                                                       ----       ----
    (IN MILLIONS)
    Aggregate market value                              $9.2      $10.8
    Aggregate cost                                      11.0       10.6
                                                       -----      -----
    Unrealized pre-tax (loss) ga in                    $(1.8)      $0.2
                                                       =====      =====

   PROPERTY, PLANT AND EQUIPMENT: Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. Depreciation expense is calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Maximum useful lives determined by the Company are: buildings and improvements (20-40 years) and machinery and equipment (3-12 years). Property, plant and equipment consisted of the following:

    December 31,                          2001        2000       1999
                                          ----        ----       ----
    (IN MILLIONS)
    Land                                   $59.5       $60.7      $63.4

    Buildings and improvements             732.5       736.1      691.3
    Machinery and equipment              2,546.2     2,421.6    2,200.7
                                         -------     -------    -------
                                         3,338.2     3,218.4    2,955.4
    Accumulated depreciation            (1,649.0)   (1,461.5)  (1,407.2)
                                        --------     -------    -------
                                        $1,689.2    $1,756.9   $1,548.2
                                        ========    ========   ========






















   TRADE NAMES AND GOODWILL: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The statement also required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill.

   Effective January 1, 2002, all amortization expense on goodwill and intangible assets with indefinite lives will stop. The Company anticipates that the application of the nonamortization provisions will increase annual net income by approximately $41.0 million or $0.15 per diluted share. During 2001 and the first quarter 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Subject to final analysis, the Company expects to record a pre-tax goodwill impairment charge of $500.0 million to $550.0 million in the first quarter of 2002.

   The cost of trade names and goodwill represents the excess of cost over identifiable net assets of businesses acquired. Prior to the adoption of FAS 141, the Company did not allocate such excess cost to trade names separate from goodwill, but allocated it to other identifiable intangible assets recorded in long-term Other Assets. Through the year ended December 31, 2001, trade names and goodwill were amortized over 40 years and other identifiable intangible assets were amortized over 5 to 20 years. Trade names and goodwill consisted of the following:

    December 31,                           2001       2000        1999
                                           ----       ----        ----
    (IN MILLIONS)
    Cost                                 $2,671.6   $2,485.8   $2,270.5
    Accumulated amortization               (354.7)    (295.9)    (245.6)
                                          -------    -------    -------
                                         $2,316.9   $2,189.9   $2,024.9
                                         ========   ========   ========










   Other identifiable intangible assets (recorded in Other Assets) consisted of the following:

    December 31,                         2001       2000        1999
                                         ----       ----        ----
    (IN MILLIONS)
    Cost                                  $82.0      $96.1      $93.0
    Accumulated amortization              (36.7)     (34.7)     (34.3)
                                          -----      -----      -----
                                          $45.3      $61.4      $58.7
                                          =====      =====      =====

   LONG-LIVED ASSETS: Subsequent to acquisition, the Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the relevant business' undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the carrying value is recoverable. An impairment loss would be measured by reducing the carrying value to fair value, based on a discounted cash flow analysis.

   In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. The adoption of FAS No. 144 on January 1, 2002 will require separate presentation of the discontinued operations for the Company's pending divestiture of Anchor Hocking Glass ("Anchor"), as disclosed further in Footnote 2.

   OTHER ACCRUED LIABILITIES: Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily casualty liability such as workers' compensation, general and product liability and auto liability and is estimated based upon historical loss experience. Accrued liabilities included the following:








    December 31,                           2001       2000        1999
                                           ----       ----        ----
    (IN MILLIONS)
    Customer accruals                      $253.3     $240.7     $296.6
    Accrued self-insurance
      liability                             107.2       99.9       92.0

   FOREIGN CURRENCY TRANSLATION: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to accumulated other comprehensive income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating (income) expenses. Foreign currency transaction losses were $1.9 million, $1.9 million and $1.1 million in 2001, 2000 and 1999, respectively.

   ADVERTISING COSTS: The Company expenses advertising costs as incurred, including cooperative advertising programs with customers. Total cooperative advertising expense was $196.8 million, $209.2 million and $205.3 million for 2001, 2000 and 1999, respectively. Cooperative advertising is recorded in the Consolidated Financial Statements as a reduction of sales because it is viewed as part of the negotiated price of products. All other advertising costs are charged to selling, general and administrative expenses and totaled $100.3 million, $80.0 million and $80.0 million in 2001, 2000 and 1999, respectively.

   RESEARCH AND DEVELOPMENT COSTS: Research and development costs relating to both future and present products are charged to selling, general and administrative expenses as incurred. These costs aggregated $67.2 million, $49.4 million and $49.9 million in 2001, 2000 and 1999, respectively.

   EARNINGS PER SHARE: The calculation of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, respectively, is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):






                                      "In the
                                      Money"       Convertible
                           Basic       Stock        Preferred      Diluted
   2001                   Method    Options (1)  Securities (2)    Method
   ----                   ------    -----------  --------------    ------
   Net income             $264.6         -               -         $264.6
   Weighted average
     shares outstanding    266.7         0.3             -          267.0
   Earnings per share       $0.99                                  $  0.99

   2000
   ----
   Net income             $421.6          -              -         $421.6
   Weighted average
     shares outstanding    268.4         0.1             -          268.5
   Earnings per share       $1.57                                  $  1.57

   1999
   ----
   Net income             $ 95.4          -              -         $ 95.4
   Weighted average
     shares outstanding    281.8         0.2             -          282.0
   Earnings per share     $  0.34                                  $ 0.34


   (1) The weighted average shares outstanding for 2001, 2000 and 1999 exclude the dilutive effect of approximately 3.9 million, 7.6 million and 4.2 million options, respectively, since such options had an exercise price in excess of the average market value of the Company's common stock during the respective years.
   (2) The convertible preferred securities are anti-dilutive in 2001, 2000 and 1999 and, therefore, have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $16.8 million, $16.4 million and $16.3 million in 2001, 2000 and 1999, respectively and weighted average shares outstanding would have increased by 9.9 million shares in all years.

























   COMPREHENSIVE INCOME: Comprehensive income and accumulated other comprehensive income encompass net income, net after-tax unrealized gains or losses on securities available for sale, foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):


                                           After-tax            Foreign                             After-tax
                                           Unrealized           Currency          After-tax          Minimum         Accumulated
                                         Gain (Loss) on       Translation        Derivatives         Pension        Other Compre-
                                           Securities             Loss          Hedging Loss        Liability        hensive Loss
                                           ----------         -----------       ------------        ---------        ------------
     Balance at 12/31/98                       $(4.1)           $(82.1)            $  -               $ -               $(86.2)
     Current year change                         4.2             (48.0)               -                 -                (43.8)
                                               -----             -----             ------            ------             ------

     Balance at 12/31/99                         0.1            (130.1)               -                 -               (130.0)
     Current year change                        (1.2)            (41.7)               -                 -                (42.9)
                                              ------            ------             ------            ------             ------

     Balance at 12/31/00                        (1.1)           (171.8)               -                 -               (172.9)

     Current year change                         1.1             (41.3)             (14.0)             (4.5)             (58.7)
                                              ------            ------             ------            ------             ------

     Balance at 12/31/01                      $  -             $(213.1)            $(14.0)            $(4.5)           $(231.6)
                                              ======            ======             ======            ======             ======





















   FOOTNOTE 2
   ----------

   ACQUISITIONS OF BUSINESS

   2001:
   ----
   The Company made only minor acquisitions in 2001, for $61.2 million in cash and $0.1 million of assumed debt.

   2000:
   ----
   In 2000, the Company acquired the following:

                           Business        Acquisition         Industry
    Business Name         Description         Date              Segment
    -------------         -----------      -----------         --------
    Mersch SA           Picture Frames     January 24     Calphalon/WearEver

    Brio                Picture Frames       May 24       Calphalon/WearEver

    Paper Mate/Parker       Writing        December 29       Parker/Eldon
                          Instruments

   For these and for other minor acquisitions made in 2000, the Company paid $635.2 million in cash and assumed
   $15.0 million of debt.

   1999:
   ----
   In 1999, the Company acquired the following:

                           Business        Acquisition         Industry
    Business Name        Description          Date             Segment
    -------------        -----------          ----             -------
    Ateliers 28        Drapery Hardware      April 2       Levolor/Hardware

    Reynolds SA            Writing         October 18        Parker/Eldon
                         Instruments

    McKechnie plc          Drapery         October 29      Levolor/Hardware
    consumer product   Hardware, Window
    division              Fashions,
                          Shelving &
                           Hardware

    Ceanothe Holding    Picture Frames     December 29    Calphalon/WearEver

   For these and for other minor acquisitions made in 1999, the Company paid $397.3 million in cash and assumed
   $45.1 million of debt.

   The transactions summarized above were accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The acquisition costs for the 2001 acquisitions were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's finalized integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements. The preliminary purchase price allocations for the 2001 acquisitions and the finalized purchase price allocations for the 2000 and 1999 acquisitions resulted in trade names and goodwill of approximately $705.9 million.

   The Company began to formulate integration plans for the Paper Mate/Parker, Brio and Mersch SA acquisitions as of their respective dates of acquisition. The integration plans for these acquisitions were finalized during 2001 and resulted in integration plan liabilities of $67.9 million for facility and other exit costs, $32.6 million for employee severance and termination benefits and $3.4 million for other pre-acquisition contingencies. These reserves are primarily related to the closure of Paper Mate manufacturing facilities in California and integration of Paper Mate's European operations into existing Newell European writing instruments businesses. In addition, integration reserves were established for the closure of several Mersch and Brio facilities as these businesses are integrated into existing Newell European picture frame businesses. As of December 31, 2001, $32.4 million of integration plan reserves remain related to the 2000 and 1999 acquisitions.

   None of the 2001 acquisitions were included in the pro forma calculations because their effect was immaterial. The unaudited consolidated results of operations for the years ended December 31, 2001 and 2000 on a pro forma basis, as though the 2000 acquisitions of Mersch, Brio and Paper Mate/Parker had been acquired on January 1, 2000, are as follows (unaudited):

    Year Ended December 31,                           2001       2000
                                                      ----       ----
    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
    Net sales                                      $6,909.3   $7,489.7
    Net income                                        264.0      382.5
    Earnings per share (basic)                         $0.99      $1.43














   MERGERS

   On March 24, 1999, the Company completed the Rubbermaid merger. The merger qualified as a tax-free exchange and was accounted for as a pooling of interests. Newell issued .7883 Newell Rubbermaid shares (those of the Company as a combined entity) for each outstanding share of Rubbermaid common stock. A total of 119.0 million shares (adjusted for fractional and dissenting shares) of the Company's common stock were issued as a result of the merger, and Rubbermaid's outstanding stock options were converted into options to purchase approximately
   2.5 million Newell Rubbermaid common shares.

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

   The following table presents a reconciliation of net sales and net income (loss) for Newell and Rubbermaid individually to those presented in the accompanying Consolidated Financial Statements:

    Year Ended December 31,               1999
                                          ----
    (In millions)
    Net sales:
      Newell                             $4,146.8
      Rubbermaid                          2,565.0
                                          -------
                                         $6,711.8
                                          =======
    Net income (loss):
      Newell                               $285.2
      Rubbermaid                           (189.8)
                                          -------
                                         $   95.4
                                          =======

   PENDING DIVESTITURE

   On June 18, 2001, the Company announced the sale of Anchor for $322.0 million. On January 14, 2002, the Federal Trade Commission ("FTC") filed a complaint challenging the legality of the sale of Anchor. The FTC believes the sale of Anchor to the current buyer could create a monopoly in the market for glassware in the foodservice industry. On January 21, 2002, the Company signed an amended agreement with the buyer to divest of Anchor, excluding the foodservice business, for $277.5 million. The Company is defending the restructured transaction. Annual net sales from Anchor (including the foodservice business) totaled $196.6 million, $206.7 million and $210.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Anchor is included in the Calphalon/WearEver segment.

   Effective January 1, 2002, the carrying amount of Anchor will be classified as held for sale in the Consolidated Balance Sheets in accordance with FAS No. 144. The results of operations for Anchor will be reported separately in the Consolidated Statements of Income as a discontinued operation. The expected gain from this divestiture will be recognized when the sale is finalized.










































   FOOTNOTE 3
   ----------

   RESTRUCTURING COSTS

   Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following:


    Year Ended December 31,                                                  2001              2000              1999
                                                                             ----              ----              ----
       (IN MILLIONS)
       Facility and other exit costs                                          $34.6             $14.0            $27.8
       Employee severance and termination benefits                             28.5              26.8            101.9
       Exited contractual commitments                                           1.0           -                   72.0
       Rubbermaid transaction costs                                             -                 -               39.9
       Other                                                                    2.6               2.2              -
                                                                               ----              ----             ----
            Recorded as Restructuring Costs                                   $66.7             $43.0           $241.6
       Discontinued Product Lines (in Cost of Sales)                            3.8               5.6              4.8
                                                                               ----              ----             ----
            Total Costs Related to Restructuring Plans                        $70.5             $48.6           $246.4
                                                                               ====              ====            =====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management. An analysis of the Company's restructuring plan reserves is as follows (IN MILLIONS):

                                                         12/31/99                              Costs            12/31/00
                                                          Balance           Provision         Incurred*          Balance
                                                          -------           ---------         ---------          -------
       Facility and other exit costs                         $9.9             $19.6            $(17.7)            $11.8
       Employee severance and
         termination benefits                                 0.6              26.8             (24.1)              3.3
       Exited contractual commitments                         7.4               -                (2.8)              4.6
       Other                                                  -                 2.2               -                 2.2
                                                             ----              ----              ----              ----
                                                            $17.9             $48.6            $(44.6)            $21.9
                                                             ====              ====              ====              ====


                                                          12/31/00                              Costs            12/31/01
                                                           Balance           Provision         Incurred*          Balance
                                                           -------           ---------         --------           -------

       Facility and other exit costs                        $11.8             $38.4            $(30.1)            $20.1
       Employee severance and
         termination benefits                                 3.3              28.5             (25.6)              6.2
       Exited contractual commitments                         4.6               1.0              (3.7)              1.9
       Other                                                  2.2               2.6              (4.8)              -
                                                             ----              ----              ----              ----
                                                            $21.9             $70.5            $(64.2)            $28.2
                                                             ====              ====              ====              ====

   * Cash paid for restructuring activities was $49.7 million, $32.9 million and $145.5 million in 2001, 2000 and 1999, respectively.


   The facility and other exit cost reserves of $20.1 million at December 31, 2001 are primarily related to future minimum lease payments on a vacated Levolor/Hardware European facility and closure costs related to six additional facilities (one at Rubbermaid, one at Parker/Eldon, two at Levolor/Hardware and two at Calphalon/WearEver). Severance reserves of $6.2 million at December 31, 2001 are primarily related to payments to approximately 25 former Newell executives who are receiving severance payments under employment agreements. As of December 31, 2001, $1.9 million of reserves remain for restructuring charges recorded in 1999 for contractual commitments on abandoned Rubbermaid computer software. No other restructuring reserves remain from the 2000 and 1999 restructuring charges.

   2001
   ----
   During 2001, the Company recorded pre-tax restructuring charges associated with the Company's strategic restructuring plan. The restructuring plan is intended to streamline the Company's supply chain to ensure its position as the low cost global provider throughout the Company's product portfolio. The plan consists of reducing worldwide headcount over the three years beginning in 2001, and includes consolidating duplicate manufacturing facilities. As part of this plan, the Company incurred employee severance and termination benefit costs for approximately 1,700 employees. Additionally, the Company incurred facility exit costs related primarily to the closure of 14 facilities (four at Rubbermaid, one at Parker/Eldon, six at Levolor/Hardware and three at Calphalon/WearEver).






















                                     72


   2000
   ----
   During 2000, the Company recorded pre-tax restructuring charges related primarily to the continued Rubbermaid integration and plant closures in the Home Decor segment. The Company incurred employee severance and termination benefit costs related to approximately 700 employees terminated in 2000. Such costs included severance and government mandated settlements for facility closures at Rubbermaid Europe, change in control payments made to former Rubbermaid executives, employee terminations at the domestic Rubbermaid divisions and severance at the Home Decor segment. The Company incurred merger transaction costs related primarily to legal settlements for Rubbermaid's 1998 sale of a former division and other merger related contingencies resolved in 2000. Additionally, the Company incurred facility and other exit costs related primarily to the closure of five European Rubbermaid facilities, three window furnishings facilities as well as the exit of various Rubbermaid product lines.

   1999
   ----
   During 1999, the Company recorded pre-tax restructuring charges related primarily to the integration of the Rubbermaid business into Newell. Merger transaction costs related primarily to investment banking, legal and accounting costs for the Newell/Rubbermaid merger. Employee severance and termination benefits related to approximately 750 employees terminated in 1999. Such costs included change in control payments made to former Rubbermaid executives and severance and termination costs at Rubbermaid's former headquarters, Rubbermaid Home Products division, Little Tikes division, Rubbermaid Commercial Products division and Newell divisions. Facility and other exit costs representing impaired Rubbermaid centralized computer software (abandoned as a result of converting Rubbermaid onto existing Newell centralized computer software) and costs related to discontinued product lines, the closure of seven Rubbermaid facilities, write-off of assets associated with abandoned projects and impaired assets and other exit costs.
















   FOOTNOTE 4
   ----------

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

    December 31,                              2001       2000       1999
                                              ----       ----       ----
    (IN MILLIONS)
    Notes payable to banks:
      Outstanding at year-end
      - borrowing                           $ 19.1      $ 23.5     $97.3
      - weighted average interest rate        10.0%        8.6%      6.8%
    Average for the year
      - borrowing                           $ 24.1      $ 61.1     $59.1
      - weighted average interest rate        12.1%        7.7%      9.9%

    Maximum outstanding during the year     $401.5      $178.0    $ 97.3

   The Company can also issue commercial paper (as described in Footnote 5 to the Consolidated Financial Statements), as summarized below:

    December 31,                              2001       2000       1999
                                              ----       ----       ----
    (IN MILLIONS)
    Commercial paper:
      Outstanding at year-end  -
        borrowing                         $  707.5    $1,503.7    $718.5
      - average interest rate                  2.8%        6.6%      5.9%
      Average for the year
      - borrowing                         $1,240.3    $  987.5    $534.9
      - average interest rate                  4.1%        6.3%      5.2%
    Maximum outstanding during the year   $1,603.3    $1,503.7    $807.0













   FOOTNOTE 5
   ----------

   LONG-TERM DEBT

   The following is a summary of long-term debt:

    December 31,                            2001       2000       1999
                                            ----       ----       ----
    (IN MILLIONS)
    Medium-term notes                   $1,012.5    $1,012.5    $859.5
    Commercial paper                       707.5     1,503.7     718.5
    Preferred debt securities              450.0         -         -
    Other long-term debt                     2.5         7.1      27.9
                                         -------     -------   -------
         Total debt                      2,172.5     2,523.3   1,605.9
    Current portion of long-term debt     (807.5)     (203.7)   (150.1)
                                         -------     -------   -------
         Long-term Debt                 $1,365.0    $2,319.6  $1,455.8
                                         =======     =======   =======


   The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. During 2000, the Company entered into a 364-day revolving credit agreement in the amount of $700.0 million. The 364-day revolving credit agreement terminated in October 2001. At December 31, 2001, there were no borrowings under the remaining $1,300.0 million revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At December 31, 2001, $707.5 million (principal amount) of commercial paper was outstanding. Because the backup revolving credit agreement expires in August 2002, the entire $707.5 million is classified as current portion of long-term debt.

   The revolving credit agreement permits the Company to borrow funds on a variety of interest rate terms. The agreement requires, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio and limits Subsidiary Indebtedness, as defined in the agreement. As of December 31, 2001, the Company was in compliance with this agreement.

   The Company had outstanding at December 31, 2001 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%. Of the outstanding amount of medium-term notes, $100.0 million is classified as current portion of long-term debt and $912.5 million is classified as long-term debt. A $779.5 million universal shelf registration statement became effective in July 1999. As of December 31, 2001, $449.5 million of Company debt and equity securities may be issued under the shelf registration statement.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity which is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in the Company's trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to a financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the Consolidated Balance Sheets of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company.
   Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade (Baa2; Moody's debt rating and BBB; Standard & Poor's debt rating), and certain levels of accounts receivable write-offs. As of December 31, 2001, the Company was in compliance with the agreement.

   The aggregate maturities of long-term debt outstanding are as follows:

                                Aggregate
    December 31,                Maturities
                                ----------
    (IN MILLIONS)
    2002                        $  807.5
    2003                           415.5
    2004                             -
    2005                            22.0
    2006                           150.0
    Thereafter                     777.5
                                 -------
                                $2,172.5
                                 =======













   FOOTNOTE 6
   ----------

   COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF A SUBSIDIARY TRUST

   The Company fully and unconditionally guarantees 10.0 million shares of 5.25% convertible preferred securities issued by a 100% owned finance subsidiary of the Company, which are callable at 103.15% of the liquidation preference, decreasing over time to 100% by December 2007. Each of these "Preferred Securities" is convertible into 0.9865 of a share of Company common stock, and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share.

   The proceeds of the Preferred Securities were invested in $500.0 million of Company 5.25% Junior Convertible Subordinated Debentures. The Debentures are the sole assets of the subsidiary trust, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures.

   As of December 31, 2001, the Company has not elected to defer interest payments. The $500.0 million of the Preferred Securities is classified as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust in the Consolidated
   Balance Sheet.






















   FOOTNOTE 7
   ----------

   DERIVATIVE FINANCIAL INSTRUMENTS

   At the beginning of 2001, the Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS No. 133 on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million, recorded in accumulated other comprehensive income. The cumulative effect of adopting FAS No. 133 did not materially impact the results of operations.

   The Company has limited involvement with derivative financial instruments and does not use them for trading purposes. Derivative financial instruments are used to manage certain interest rate and foreign currency risks. These instruments include interest rate swaps, long-term cross currency interest rate swaps, and short-term forward exchange contracts.

   The Company entered into several interest rate swap agreements, designated as cash flow hedging relationships, as a means to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt instrument. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. During 2001 the ineffectiveness related to these instruments was insignificant. The maximum length of time over which the Company is hedging its interest rate exposure through the use of interest rate swap agreements is seven years, and the Company expects approximately $10.9 million of losses, net of tax, deferred in other comprehensive income to be recognized in earnings over the 12 months ended December 31, 2002. At December 31, 2001, the Company had interest rate swaps with an outstanding notional principal amount of $372.0 million, with accrued interest payable of $1.6 million.

   The Company utilizes forward exchange contracts to manage foreign exchange risk related to both known and anticipated intercompany transactions and third-party commercial transaction exposures of one year duration or less. The Company also utilizes long-term cross currency interest rate swaps to hedge long-term intercompany transactions. The maturities on these long-term cross currency interest rate swaps range from three to five years. At December 31, 2001, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $337.3 million, with accrued interest receivable of $2.9 million.

   Gains and losses related to qualifying forward exchange contracts, which hedge intercompany transactions or third-party commercial transactions, are deferred in other comprehensive income with a corresponding asset or liability until the underlying transaction occurs and are considered to have a cash flow hedging relationship. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged. The net loss recognized in 2001 for matured cash flow forward exchange contracts was $1.0 million, which was recognized in the income statement. The Company estimates $0.6 million of losses, net of tax, deferred in accumulated other comprehensive income will be recognized in earnings over the 12 months ending December 31, 2002.

   Derivative instruments used to hedge intercompany loans are marked to market with the corresponding gains or losses included in accumulated other comprehensive income and are considered to have a fair value hedging relationship. The net gain recognized in 2001 for forward exchange contracts and cross currency interest rate swaps was $2.2 million, which was recognized as part of interest income on the income statement.

   The following table summarizes the Company's short-term forward exchange contracts and long-term cross currency interest rate swaps in U.S. dollars by major currency and contractual amount. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant short-term forward exchange contracts and long-term cross currency interest rate swaps and their fair values as of December 31, 2001 were as follows:

    December 31,                         2001                2000
                                         ----                ----
    (IN MILLIONS)
                                     Buy      Sell      Buy       Sell
                                     ---      ----      ---       ----
    British Pounds                 $174.9    $178.2      $1.6    $165.2
    Canadian Dollars                207.8      31.6     149.4      24.0
    Euro                             43.7     232.2       0.2     350.2
    Other                            23.9       9.8       -         8.6
                                    -----     -----     -----     -----
                                   $450.3    $451.8    $151.2    $548.0
                                    =====     =====     =====     =====
    Fair Value recorded in the
      Consolidated Balance Sheet   $440.0    $448.2    $146.9    $508.4
                                    =====     =====     =====     =====


   The Company's short-term forward exchange contracts and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement, since gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.













































   FOOTNOTE 8
   ----------

   LEASES

   The Company leases manufacturing and warehouse facilities, real estate, transportation, data processing and other equipment under leases which expire at various dates through the year 2013. Rent expense was $112.0 million, $102.9 million and $91.9 million in 2001, 2000 and 1999, respectively. Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows:

    Year ending December 31,      Minimum Payments
                                  ----------------
    (IN MILLIONS)
    2002                                $56.6
    2003                                 40.3
    2004                                 28.6
    2005                                 18.5
    2006                                 12.2
    Thereafter                           24.1
                                        -----
                                       $180.3
                                        =====



























   FOOTNOTE 9
   ----------

   EMPLOYEE BENEFIT AND RETIREMENT PLANS

   As of December 31, 2001, the Company continued to maintain various deferred compensation plans with varying terms. The total liability associated with these plans was $52.3 million, $49.2 million and $49.6 million as of December 31, 2001, 2000 and 1999, respectively. These liabilities are included in Other Noncurrent Liabilities in the Consolidated Balance Sheet. These plans are partially funded with asset balances of $41.9 million, $39.6 million and $37.6 million as of December 31, 2001, 2000 and 1999, respectively. These assets are included in Other Noncurrent Assets in the Consolidated Balance Sheet.

   Effective January 1, 2002, the Company adopted a deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer up to 50% of their regular compensation and up to 100% of their bonuses, and nonemployee board members are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan along with earnings is fully vested at all times.

   The Company has a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. The SERP is being funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2001, 2000 and 1999, the life insurance contracts had a cash surrender value of $56.0 million, $44.1 million and $30.0 million, respectively. These assets are included in Other Noncurrent Assets in the Consolidated Balance Sheet. The amount of coverage is designed to provide sufficient reserves to cover all costs of the plan. The projected benefit obligation was $59.8 million, $57.1 million and $44.8 million at December 31, 2001, 2000 and 1999, respectively. The SERP liabilities are included in the pension table below; however, the Company's investment in the life insurance contracts are excluded from the table as they do not qualify as plan assets under FAS No. 87, Employers' Accounting for Pensions.

   The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended or local statutes to assure that plan assets will be adequate to provide retirement benefits. The Company's common stock comprised $56.6 million, $46.7 million and $48.7 million of noncontributory pension plan assets at December 31, 2001, 2000 and 1999, respectively.

   The Company's matching contributions to the profit sharing plans were $15.4 million, $14.5 million and $12.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   In addition, several of the Company's subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's noncontributory pension plans, SERP and postretirement benefit plans within the guidelines of FAS No. 132:


                                                                                                     Other
                                                          Pension Benefits                   Postretirement Benefits
                                                   ------------------------------        ------------------------------
      December 31,                                 2001         2000         1999        2001         2000         1999
                                                   ----         ----         ----        ----         ----         ----
      (IN MILLIONS)
      Change in benefit obligation:
      Benefit obligation at
        January 1                                  $740.9       $709.1       $691.1       $166.7      $196.3       $184.0
      Service cost                                   38.9         29.0         25.4          3.3         3.6          3.5
      Interest cost                                  54.9         48.9         50.1         12.5        12.9         12.6
      Amendments                                     (1.2)         3.8          6.5          -           -           (0.5)

      Actuarial (gain) loss                         (15.9)        (0.7)       (59.6)        50.8       (31.4)        11.9
      Acquisitions                                   79.8          -           50.4          -           -            1.7
      Currency translation                           (4.1)        (2.2)       ( 5.0)         -           -            -
      Benefits paid from plan assets                (46.6)       (47.0)       (49.8)       (20.7)      (14.7)       (16.9)
                                                    -----        -----        -----        -----       -----        -----
      Benefit obligation at
        December 31                                $846.7       $740.9       $709.1       $212.6      $166.7       $196.3
                                                    =====        =====        =====        =====       =====        =====

      Change in plan assets:
      Fair value of plan assets at
        January 1                                  $888.3       $858.6       $713.8       $  -        $  -         $  -
      Actual return on plan assets                 (176.0)        76.4        119.5          -           -            -
      Acquisitions                                   83.8          -           62.3          -           -            -
      Contributions                                   7.6          3.1         11.6         20.7        14.7         16.9
      Currency translation                           (0.6)        (2.8)         1.2          -           -            -
      Benefits paid from plan assets                (46.6)       (47.0)       (49.8)       (20.7)      (14.7)       (16.9)
                                                   ------       ------       ------       ------      ------       ------
      Fair value of plan assets
        at December 31                             $756.5       $888.3       $858.6       $  -        $  -         $  -
                                                    -----        -----        -----        -----       -----        -----



      Funded Status:
      Funded status at December 31                 $(90.2)      $147.4       $149.5      $(212.6)    $(166.7)     $(196.3)
      Unrecognized net loss (gain)                  142.8       (110.7)      (118.9)        13.7       (38.6)        (8.0)
      Unrecognized prior service cost                 2.7          3.4         (0.9)         -           -           (0.2)
      Unrecognized net asset                         (1.1)        (2.2)        (3.3)         -           -            -
                                                    -----        -----        -----        -----       -----        -----
      Net amount recognized                        $ 54.2       $ 37.9       $ 26.4      $(198.9)    $(205.3)     $(204.5)
                                                    =====        =====        =====        =====       =====        =====

      Amounts recognized in the
        Consolidated Balance Sheets:

      Prepaid benefit cost (1)                     $142.0       $110.0       $102.9         $-          $-           $-
      Accrued benefit cost (2)                      (98.6)       (78.2)      ( 80.9)      (198.9)     (205.3)      (204.5)
      Intangible asset (1)                            3.5          6.1          4.4          _           _            _
      Accumulated other
        comprehensive loss                            7.3          -            -            -           -            -
                                                    -----        -----        -----        -----       -----        -----
      Net amount recognized                         $54.2        $37.9        $26.4      $(198.9)    $(205.3)     $(204.5)
                                                    =====        =====        =====        =====       =====        =====

      Assumptions as of December 31:
      Discount rate                                   7.25%        7.5%         7.5%         7.25%       7.5%         7.5%
      Long-term rate of return on
        plan assets                                  10.0%        10.0%        10.0%         -           -            -
      Long-term rate of compensation
      Long-term rate of compensation increase         5.0%         5.0%         5.0%         -           -            -
      Health care cost trend rate                     -            -            -            6.0%        6.0%      7.0-9.0%


   (1) Recorded in Other Noncurrent Assets
   (2) Recorded in Other Noncurrent Liabilities





















   Net pension (income) expenses and other postretirement benefit expenses include the following components:

                                                           Pension Benefits                Other Postretirement Benefits
                                                    ------------------------------         -----------------------------
       Year Ended December 31,                      2001         2000         1999         2001        2000         1999
                                                    ----         ----         ----         ----        ----         ----
       (IN MILLIONS)
       Service cost-benefits earned
         during the year                            $33.2        $29.2        $30.9        $ 3.3       $ 3.6        $ 3.5
       Interest cost on projected
         benefit  obligation                         53.7         49.5         50.9         12.5        12.9         12.6
       Expected return on plan assets               (87.1)       (82.8)       (76.7)         -           -            -
       Amortization of:
         Transition asset                            (1.4)        (1.9)        (1.2)        (1.5)       (1.1)        (0.2)
         Prior service cost recognized               (1.1)        (0.5)        (0.4)         -           -            -
       Actuarial (gain) loss                         (0.3)        (1.3)         0.8          -           -            -
                                                     ----         ----         ----         ----        ----         ----
       Net pension (income) expense                 $(3.0)       $(7.8)        $4.3       $14.3        $15.4        $15.9
                                                     ====         ====         ====         ====        ====         ====

   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows:

    December 31,                      2001      2000      1999
                                      ----      ----      ----
    (IN MILLIONS)
    Projected benefit
      obligation                    $(443.0)   $103.7    $145.2
    Accumulated benefit
      obligation                     (404.1)     85.3     131.0
    Fair value of plan assets         307.0       -        50.8

   Assumed health care cost trends have been used in the valuation of postretirement benefits. The trend rate is 6% in 2001, but will increase to 10% (for retirees under age 65) and 12% (for retirees over age 65) in 2002, declining to 6% for all retirees in 2009 and thereafter. The Company increased the medical care cost trend due to significant increases in actual medical costs.

   The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one percentage point change in the assumed rate would have the following effects:

                                  1% Increase    1% Decrease
                                  -----------    -----------
    (IN MILLIONS)
    Effect on total of
      service and interest
      cost components                 $1.8          $(1.6)
    Effect on postretirement
      benefit obligations             17.5          (16.1)

   FOOTNOTE 10
   -----------

   STOCKHOLDERS' EQUITY

   At December 31, 2001, the Company's common stock consists of 800.0 million authorized shares with a par value of $1.00 per share.

   On February 7, 2000, the Company announced a stock repurchase program of up to $500.0 million of the Company's outstanding common stock. During 2000, the Company repurchased 15.5 million shares of its common stock at an average price of $26.00 per share, for a total cash price of $403.0 million under the program. The repurchase program remained in effect until December 31, 2000 and was financed through the use of working capital and commercial paper.

   Each share of common stock includes a stock purchase right (a "Right"). Each Right will entitle the holder, until the earlier of October 31, 2008 or the redemption of the Rights, to buy the number of shares of common stock having a market value of two times the exercise price of $200.00, subject to adjustment under certain circumstances. The Rights will be exercisable only if a person or group acquires 15% or more of voting power of the Company or announces a tender offer after which it would hold 15% or more of the Company's voting power. The Rights held by the 15% stockholder would not be exercisable in this situation.

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














   FOOTNOTE 11
   -----------

   STOCK OPTIONS

   The Company's stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with FAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

    Year Ended December 31,              2001        2000       1999
                                         ----        ----       ----
    (In millions, except per share data)
    Net income:
      As reported                        $264.6     $421.6      $95.4
      Pro forma                           249.1      410.5       88.2
    Diluted earnings per share:
      As reported                          $0.99      $1.57      $0.34
      Pro forma                             0.93       1.53       0.31

   Because the FAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   The Company has authorized 16.1 million shares of common stock to be issued under various stock option plans. As of January 1, 2001, under the Company's primary 1993 Stock Option Plan, the Company could grant options for up to 13.3 million shares, of which the Company has granted 12.0 million options and canceled 2.4 million options through December 31, 2001. Under this plan, the option exercise price equals the common stock's closing price on the date of the grant, and options vest over a five-year period and expire ten years from the date of grant.

   The following summarizes the changes in the number of shares of common stock under option, including options to acquire common stock resulting from the conversion of options under pre-merger Rubbermaid option plans:











                                                               Weighted
                                                               Average
                                                               Exercise
    2001                                           Shares       Price
    ----                                           ------       -----
    Outstanding at beginning of year             8,045,499       $32
    Granted                                      4,366,750        25
    Exercised                                     (201,744)       19
    Canceled                                    (2,297,144)       33
                                                ----------
    Outstanding at end of year                   9,913,361        29
                                                ==========
    Exercisable at end of year                   2,928,507        33
    Weighted average fair value of options
      granted during the year                           $7

   Options Outstanding at December 31, 2001:


            Range of                                                                                 Weighted Average
            Exercise                                                   Weighted Average                 Remaining
             Prices                      Number Outstanding             Exercise Price               Contractual Life
             ------                      ------------------             --------------               ----------------
       $16.00 - $24.99                         3,123,007                     $23                            8
       $25.00 - $34.99                         5,002,780                      29                            8
       $35.00 - $44.99                         1,648,974                      41                            7
       $45.00 - $50.00                           138,600                      48                            7
                                               ---------
       $16.00 - $50.00                         9,913,361                      29                            8
                                               =========






















   Options Exercisable at December 31, 2001:

            Range of                                     Weighted
            Exercise                     Number           Average
            Prices                     Exercisable     Exercise Price
            ------                     -----------     --------------
       $16.00 - $24.99                    341,757            $20
       $25.00 - $34.99                  1,523,968             30
       $35.00 - $44.99                    985,622             40
       $45.00 - $50.00                     77,160             48
                                        ---------
       $16.00 - $50.00                  2,928,507             33
                                        =========

                                                         Weighted
                                                          Average
    2000                                    Shares     Exercise Price
    ----                                    ------     --------------
    Outstanding at beginning of year     5,819,824           $35
    Granted                              3,485,263            28
    Exercised                              (97,005)           17
    Canceled                            (1,162,583)           36
                                         ---------
    Outstanding at end of year           8,045,499            32
                                         =========
    Exercisable at end of year           3,215,464            33
    Weighted average fair value of
      options granted during the year           $9

                                                         Weighted
                                                          Average
    1999                                    Shares     Exercise Price
    ----                                    ------     --------------
    Outstanding at beginning of year     4,353,147           $32
    Granted                              2,498,980            39
    Exercised                             (842,288)           30
    Canceled                              (190,015)           35
                                         ---------
    Outstanding at end of year           5,819,824            35
                                         =========
    Exercisable at end of year           2,622,352            30
    Weighted average fair value of
      options granted during the year          $15

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2000 and 1999, respectively: risk-free interest rate of 5.1%, 6.5% and 6.6%; expected dividend yields of 3.0%, 3.0% and 2.0%; expected lives of 9.0, 9.0 and 9.0 years; and expected volatility of 28%, 28% and 25%.


   FOOTNOTE 12
   -----------

   INCOME TAXES

   The provision for income taxes consists of the following:

    Year Ended December 31,               2001        2000       1999
                                          ----        ----       ----
    (IN MILLIONS)
    Current:
    Federal                               $90.8      $154.8     $120.6
    State                                  11.6        14.9        6.3
    Foreign                                23.3        34.4       18.2
                                          -----       -----      -----
                                          125.7       204.1      145.1
    Deferred                               25.5        59.8       (9.6)
                                          -----       -----      -----
                                         $151.2      $263.9     $135.5
                                          =====       =====      =====


   The non-U.S. component of income before income taxes was $69.9 million in 2001, $84.7 million in 2000 and $56.3 million in 1999.

   The components of the net deferred tax asset are as follows:

    December 31,                          2001        2000       1999
                                          ----        ----       ----
    (IN MILLIONS)
    Deferred tax assets:
    Accruals not currently deductible     $173.5      $158.7     $198.0
    for tax purposes
    Postretirement liabilities              76.2        81.8       80.5
    Inventory reserves                      48.3        42.2       28.4
    Self-insurance liability                36.1        32.1       29.5
    Foreign net operating losses           109.2        70.6       26.6
    Amortizable intangibles                  -           9.6       27.2
    Other                                   12.2         -          6.0
                                           -----       -----      -----
                                           455.5       395.0      396.2
                                           -----       -----      -----

    Deferred tax liabilities:
    Accelerated depreciation              (135.4)     (139.6)    (157.5)
    Prepaid pension asset                  (42.0)      (38.8)     (33.7)
    Amortizable intangibles                 (9.2)        -          -
    Other                                  (18.8)      (24.7)     (16.2)
                                           -----       -----      -----
                                          (205.4)     (203.1)    (207.4)
                                           -----       -----      -----


    Net deferred tax asset                $250.1      $191.9     $188.8
    Valuation allowance                    (85.3)      (53.2)     (23.9)
                                           -----       -----      -----
    Net deferred tax asset after
      valuation allowance                 $164.8      $138.7     $164.9
                                           =====       =====      =====


   At December 31, 2001, the Company had the following net operating loss ("NOL") carryovers:

                           Tax Benefit
                             of NOL      Valuation
    Country                 Carryover    Allowance       Expiration
    -------                 ---------    ---------       ----------
    (IN MILLIONS)

    France                     $37.1      $31.2       2005-2007
    Germany                     20.1       12.1       No expiration
    Luxembourg                   6.2        6.2       No expiration
    Netherlands                  6.6        4.3       No expiration
    United Kingdom              26.8       21.7       No expiration
    Other                       12.4        9.8       No expiration
                               -----       ----
                              $109.2      $85.3
                               =====       ====

   The Company generated losses in certain jurisdictions and legal entities for which management believes it is unlikely that such benefits will be realized and, therefore, provided a valuation allowance against such benefits. Approximately $17.4 million of the total net operating loss benefits relate to the acquisition of the Gillette Stationery Products Group in 2000. To the extent that these losses are utilized in the future, such benefits will reduce goodwill associated with this acquisition.

   The net deferred tax asset is classified in the Consolidated Balance Sheets as follows:

    December 31,                          2001        2000       1999
                                          ----        ----       ----
    (IN MILLIONS)
    Current net deferred income         $238.5      $231.9     $250.6
      tax asset
    Noncurrent deferred income           (73.7)      (93.2)     (85.7)
      tax liability                      -----       -----      -----

                                        $164.8      $138.7     $164.9
                                         =====       =====      =====



   A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows:

    Year Ended December 31,               2001        2000       1999
                                          ----        ----       ----
    (IN PERCENT)
    Statutory rate                        35.0%       35.0%      35.0%
    Add (deduct) effect of:
    State income taxes, net of
      federal income tax effect            2.8         2.2        2.7
    Nondeductible trade names and                                 4.2
      goodwill amortization                3.4         1.3
    Nondeductible transaction costs        -           -         19.7
    Foreign tax credit                    (3.3)        (.5)       -
    Foreign rate differential              5.1          .7        (.6)

    Federal, state and foreign audit
      settlements and other               (6.6)        (.2)      (2.3)
                                          ----        ----       ----
    Effective rate                        36.4%       38.5%      58.7%
                                          ====        ====       ====

   No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings which are considered to be permanently invested. At December 31, 2001, the estimated amount of total unremitted non-U.S. subsidiary earnings is
   $72.7 million.


























   FOOTNOTE 13
   -----------

   OTHER NONOPERATING EXPENSES (INCOME)

   Total other nonoperating expenses (income) consist of the following:

    Year Ended December 31,               2001        2000       1999
                                          ----        ----       ----
    (IN MILLIONS)
    Minority interest in income of
      subsidiary trust (2)               $26.7       $26.7      $26.8
    Equity earnings (1)                   (7.2)       (8.0)      (8.1)
    Loss on sales of marketable
      equity securities                    5.0         -          1.1
    Gain on sale of business              (5.0)        -          -
    Interest income                       (3.9)       (5.5)      (9.9)
    Currency transaction losses            1.9         1.9        1.1
    Dividend income                       (0.1)       (0.1)      (0.3)
    Other                                  0.1         1.2        1.9
                                          ----        ----       ----
                                         $17.5       $16.2      $12.6
                                          ====        ====       ====


   (1) Primarily relates to the Company's investment in American Tool Companies, Inc., in which the Company has a 49% interest.
   (2)  Expense from Convertible Preferred Securities (see Footnote 6).























   FOOTNOTE 14
   -----------

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

                                           2001       2000        1999
                                           ----       ----        ----
    Net Sales (1) (2)
    -----------------
    Year Ended December 31,
    Rubbermaid                           $1,819.3   $1,946.5   $2,004.3
    Parker/Eldon                          1,673.5    1,288.0    1,218.0
    Levolor/Hardware                      1,382.6    1,455.0    1,400.6
    Calphalon/WearEver                    1,161.7    1,246.9    1,186.0
    Little Tikes/Graco                      872.2      998.3      902.9
                                          -------    -------    -------
                                         $6,909.3   $6,934.7   $6,711.8
                                         ========    =======   ========


    Operating Income (3)
    --------------------
    Year Ended December 31,
    Rubbermaid                             $169.2     $210.1      $70.9
    Parker/Eldon                            268.4      249.3      218.3
    Levolor/Hardware                        126.5      207.2      204.6
    Calphalon/WearEver                      120.1      172.9      201.3
    Little Tikes/Graco                       41.6      117.2       28.4
    Corporate                               (84.4)     (76.4)    (133.5)
                                            -----      -----      -----
                                            641.4      880.3      590.0
    Restructuring Costs (4)                 (70.5)     (48.6)    (246.4)
                                            -----      -----      -----
                                           $570.9     $831.7     $343.6
                                            =====      =====      =====




    Identifiable Assets
    -------------------
    December 31,
    Rubbermaid                           $1,094.6   $1,185.2   $1,177.1
    Parker/Eldon                          1,145.3    1,050.9      720.9
    Levolor/Hardware                        790.8      775.9      831.8
    Calphalon/WearEver                      787.4      849.3      825.9
    Little Tikes/Graco                      528.2      537.5      488.6
    Corporate (5)                         2,919.8    2,863.0    2,679.8
                                          -------    -------    -------
                                         $7,266.1   $7,261.8   $6,724.1
                                          =======    =======    =======

    Capital Expenditures
    --------------------
    Year Ended December 31,
    Rubbermaid                              $76.3     $144.1      $86.6
    Parker/Eldon                             48.2       42.2       24.9
    Levolor/Hardware                         26.6       16.0       18.1
    Calphalon/WearEver                       34.7       43.9       47.8
    Little Tikes/Graco                       38.8       48.2       17.7
    Corporate                                25.2       22.2        5.0
                                            -----      -----      -----
                                           $249.8     $316.6     $200.1
                                            =====      =====      =====

    Depreciation and Amortization
    -----------------------------
    Year Ended December 31,
    Rubbermaid                              $92.1      $81.1      $90.3
    Parker/Eldon                             54.5       34.0       35.7
    Levolor/Hardware                         29.3       24.3       22.4
    Calphalon/WearEver                       40.7       44.7       37.2
    Little Tikes/Graco                       32.6       30.7       29.2
    Corporate                                79.6       77.8       56.9
                                            -----      -----      -----
                                           $328.8     $292.6     $271.7
                                            =====      =====      =====

   GEOGRAPHIC AREA INFORMATION

                                           2001       2000        1999
                                           ----       ----        ----
    Net Sales
    ---------
    Year Ended December 31,
    United States                        $5,040.6   $5,191.5   $5,135.4
    Canada                                  299.5      308.9      275.6
                                          -------    -------    -------
      North America                       5,340.1    5,500.4    5,411.0
    Europe                                1,215.4    1,112.5    1,015.3
    Central and South America (6)           263.4      289.0      253.8
    All other                                90.4       32.8       31.7
                                          -------    -------    -------
                                         $6,909.3   $6,934.7   $6,711.8
                                          =======    =======    =======

    Operating Income
    ----------------
    Year Ended December 31,
    United States                          $455.7     $643.4     $276.6
    Canada                                   39.1       54.5       22.6
                                            -----      -----      -----
      North America                         494.8      697.9      299.2
    Europe                                   47.4       77.2        4.5
    Central and South America                17.9       53.2       43.6
    All other                                10.8        3.4       (3.7)
                                            -----      -----      -----
                                           $570.9     $831.7     $343.6
                                            =====      =====      =====

    Identifiable Assets (7)
    -----------------------
    December 31,
    United States                        $5,067.8   $5,048.8   $4,813.3
    Canada                                  118.0      139.9      157.1
                                          -------    -------    -------
      North America                       5,185.8    5,188.7    4,970.4
    Europe                                1,737.0    1,746.4    1,459.8
    Central and South America               295.7      290.2      273.2
    All other                                47.6       36.5       20.7
                                          -------    -------    -------
                                         $7,266.1   $7,261.8   $6,724.1
                                          =======    =======    =======


   (1) Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2001, 2000 and 1999. Sales to no other customer exceeded 10% of consolidated net sales for any year.
   (2)  All intercompany transactions have been eliminated.
   (3) Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments.
   (4) Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Income (refer to Footnote 3 for additional detail.)
   (5) Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.
   (6)  Includes Argentina, Brazil, Colombia, Mexico and Venezuela.
   (7) Transfers of finished goods between geographic areas are not significant.


   FOOTNOTE 15
   -----------

   LITIGATION

   The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company's products, allegations of infringement of intellectual property, commercial disputes and employment matters as well as the environmental matters described below. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

   As of December 31, 2001, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   The Company's estimate of environmental response costs associated with these matters as of December 31, 2001 ranged between $14.2 million and $18.1 million. As of December 31, 2001, the Company had a reserve equal to $15.8 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

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

   Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company's legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company's Consolidated
   Financial Statements.












































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

   Information regarding directors of the Company is included in the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2002 ("Proxy Statement") under the caption "Proposal 1 - Election of Directors," which information is hereby incorporated by reference herein.

   Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting," which information is hereby incorporated by reference herein.


   ITEM 11.  EXECUTIVE COMPENSATION
             ----------------------

   Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors - Compensation of Directors," under the captions "Executive Compensation
   - Summary Compensation Table; - Option Grants in 2001; - Option Exercises in 2001; - Pension and Retirement Plans; - Employment Security and Other Agreements," and the caption "Executive Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT
             -----------------------------------------------

   Information regarding security ownership is included in the Proxy Statement under the caption "Certain Beneficial Owners," which information is hereby incorporated by reference herein.




   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

   Not applicable.

















































                                   PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 10-K
             -------------------------------------------

   (a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

        Report of Independent Public Accountants

        Consolidated Statements of Income - Years Ended December 31, 2001, 2000 and 1999

        Consolidated Balance Sheets - December 31, 2001, 2000 and 1999

        Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

        Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999

        Footnotes to Consolidated Financial Statements - December 31, 2001, 2000 and 1999

   (2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 14(d) and appears immediately preceding the Exhibit
   Index:

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------

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

                                 NEWELL RUBBERMAID INC.
                                 Registrant

                                 By   /s/  William T. Alldredge
                                    ---------------------------

                                 Date  February 5, 2002
                                      -------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 5, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

                                  Signature
                                  ---------

                                     Title
                                     -----

    /s/ William P. Sovey             Chairman of the Board and Director
    ------------------------------
    William P. Sovey

    /s/ Joseph Galli, Jr.            President, Chief Executive Officer
    ------------------------------   and Director
    Joseph Galli, Jr.

    /s/ J. Patrick Robinson          Vice President - Corporate
    ------------------------------   Controller and Chief Accounting
    J. Patrick Robinson              Officer

    /s/ William T. Alldredge         President - Corporate Development
    ------------------------------   and Chief Financial Officer
    William T. Alldredge

    /s/ Scott S. Cowen               Director
    ------------------------------
    Scott S. Cowen

    /s/ Alton F. Doody               Director
    ------------------------------
    Alton F. Doody


    /s/ Daniel C. Ferguson           Director
    ------------------------------
    Daniel C. Ferguson

    /s/ Robert L. Katz               Director
    ------------------------------
    Robert L. Katz

    /s/ William D. Marohn            Director
    ------------------------------
    William D. Marohn

    /s/ Elizabeth Cuthbert Millett   Director
    ------------------------------
    Elizabeth Cuthbert Millett

    /s/ Cynthia A. Montgomery        Director
    ------------------------------
    Cynthia A. Montgomery

    /s/ Allan P. Newell              Director
    ------------------------------
    Allan P. Newell

    /s/ Gordon R. Sullivan           Director
    ------------------------------
    Gordon R. Sullivan
























                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 ------------------------------------------------



                                    Balance                Charges to
                                      at                      Other                 Balance
                                   Beginning              Accounts (1)                at
        Allowance for Doubtful        of                      (IN         Write-     End of
               Accounts             Period    Provision    THOUSANDS)     offs       Period
     ----------------------------  --------   ---------   ------------    ------    --------
     Year ended December 31, 2001   $36,098    $38,924        $1,031     $(18,180)   $57,873

     Year ended December 31, 2000    41,870      4,821         4,861      (15,454)    36,098

     Year ended December 31, 1999    34,157     17,928         1,922      (12,137)    41,870

                                   Balance
                                      at                                            Balance
                                   Beginning               Write-offs                 at
                                      of                      (IN         Other     End of
          Inventory Reserves        Period   Provision     THOUSANDS)     (2)       Period
         -------------------       --------  ----------    ----------     ------    ---------

     Year ended December 31, 2001  $114,601    $64,668      $(63,700)      $1,704   $117,273

     Year ended December 31, 2000   119,389     45,319       (52,294)       2,187   114,601

     Year ended December 31, 1999   113,775     75,660       (72,768)       2,722   119,389




                                    Balance
                                      at                     Costs                  Balance
                                   Reginning                Incurred                 at
                                      of      Provision      (4) (IN                End of
       Restructuring Reserves       Period       (3)       THOUSANDS)     Other     Period
       -----------------------     --------   ---------    ----------     -----    ---------

     Year ended December 31, 2001  $21,867     $70,459      $(64,080)       -       $28,246

     Year ended December 31, 2000   17,930     48,561      (44,624)        -        21,867

     Year ended December 31, 1999    1,559    246,381      (230,010)       -        17,930


   (1) Represents recovery of accounts previously written off and net reserves of acquired or divested businesses.
   (2) Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.
   (3) The restructuring provision is classified as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Income (refer to Footnote 3 for additional detail).
   (4) Represents costs incurred or charged to restructuring reserves in accordance with the restructuring plan.

                             (C)  EXHIBIT INDEX


                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

    Item 3.    Articles of       3.1     Restated Certificate of
               Incorporation             Incorporation of Newell
               and By-Laws               Rubbermaid Inc., as amended as
                                         of April 5, 2001 (incorporated
                                         by reference to Exhibit 3.1 to
                                         the Company's Quarterly Report
                                         on Form 10-Q for the quarterly
                                         period ended March 31, 2001).

                                 3.2     By-Laws of Newell Rubbermaid
                                         Inc, as amended through
                                         January 5, 2001(incorporated
                                         by reference to Exhibit 3.1 to
                                         the Company's Annual Report on
                                         Form 10-K for the year ended
                                         December 31, 2000 (the "2000
                                         Form 10-K")).

    Item 4     Instruments       4.1     Restated Certificate of
               defining the              Incorporation of Newell
               rights of                 Rubbermaid Inc., as amended as
               security                  of April 5, 2001, is included
               holders,                  in Item 3.1.
               including
               indentures

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
                                         1998).










                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

                                 4.4     Indenture dated as of April
                                         15, 1992, between the Company
                                         and The Chase Manhattan Bank
                                         (National Association), as
                                         Trustee (incorporated by
                                         reference to Exhibit 4.4 to
                                         the Company's Report on Form 8
                                         amending the Company's
                                         Quarterly Report on Form 10-Q
                                         for the quarterly period ended
                                         March 31, 1992 (File No. 001-
                                         09608)).

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
                                         1998 (the "1998 Form  S-3").


                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

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

    Item 10.   Material         *10.1    Newell Co. Deferred
               Contracts                 Compensation Plan, as amended,
                                         effective August 1, 1980, as
                                         amended and restated effective
                                         January 1, 1997 (incorporated
                                         by reference to Exhibit 10.3
                                         to the Company's Annual Report
                                         on Form 10-K for the year
                                         ended December 31, 1998 (the
                                         "1998 Form 10-K")).

                                *10.2    Newell Rubbermaid Inc. 2002
                                         Deferred Compensation Plan,
                                         effective January 1, 2002.

                                *10.3    Summary of Newell Rubbermaid
                                         Inc. Cash Bonus Plan,
                                         effective January 1, 2002.

                                *10.4    Newell Operating Company's
                                         Restated Supplemental
                                         Retirement Plan for Key
                                         Executives, effective January
                                         1, 1982, as amended effective
                                         January 1, 1999 (incorporated
                                         by reference to Exhibit 10.5
                                         to the Company's 2000 Form 10-
                                         K).

                                *10.5    Form of Employment Security
                                         Agreement with nine executive
                                         officers.






                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

                                 10.6    Credit Agreement dated as of
                                         June 12, 1995 and amended and
                                         restated as of August 5, 1997,
                                         among the Company, certain of
                                         its affiliates, The Chase
                                         Manhattan Bank (National
                                         Association), as Agent, and
                                         the banks whose names appear
                                         on the signature pages
                                         thereto, is included in Item
                                         4.6.

                                 10.7    Shareholder's Agreement and
                                         Irrevocable Proxy dated as of
                                         June 21, 1985, among American
                                         Tool Companies, Inc., the
                                         Company, Allen D. Petersen,
                                         Kenneth L. Cheloha, Robert W.
                                         Brady, William L. Kiburz,
                                         Flemming Andresen and Ane C.
                                         Patterson (incorporated by
                                         reference to Exhibit 10.15 to
                                         the Company's Annual Report on
                                         Form 10-K for the year ended
                                         December 31, 1997).

                                *10.8    Newell Rubbermaid Inc. 1993
                                         Stock Option Plan, effective
                                         February 9, 1993, as amended
                                         May 26, 1999 and August 15,
                                         2001 (incorporated by
                                         reference to Exhibit 10.12 to
                                         the Company's Quarterly Report
                                         on Form 10-Q for the quarterly
                                         period ended June 30, 1999 and
                                         Exhibit 10 to the Company's
                                         Quarterly Report on Form 10-Q
                                         for the quarterly period ended
                                         September 30, 2001).

                                 10.9    Amended and Restated Trust
                                         Agreement, dated as of
                                         December 12, 1997, among the
                                         Company, as Depositor, The
                                         Chase Manhattan Bank, as
                                         Property Trustee, Chase
                                         Manhattan Delaware, as
                                         Delaware Trustee, and the
                                         Administrative Trustees
                                         (incorporated by reference to
                                         Exhibit 4.2 to the 1998 Form
                                         S-3).

                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

                                10.10    Junior Convertible
                                         Subordinated Indenture for the
                                         5.25% Convertible Subordinated
                                         Debentures, dated as of
                                         December 12, 1997, between the
                                         Company and The Chase
                                         Manhattan Bank, as Indenture
                                         Trustee, is included in Item
                                         4.7.

                                *10.11   Newell Rubbermaid Medical Plan
                                         for Executives, as amended and
                                         restated effective January 1,
                                         2000 (incorporated by
                                         reference to Exhibit 10.13 to
                                         the Company's 2000 Form 10-K).

    Item 11.                      11     Statement of Computation of
                                         Earnings per Share of Common
                                         Stock.

    Item 12.                      12     Statement of Computation of
                                         Earnings to Fixed Charges.

    Item 21.   Subsidiaries       21     Significant Subsidiaries of
               of the                    the Company.
               Registrant

    Item 23.   Consent of        23.1    Consent of Arthur Andersen
               experts and               LLP.
               counsel

    Item 99.   Additional         99     Safe Harbor Statement.
               Exhibits

   * Management contract or compensatory plan or arrangement of the Company.