Form 10-K/A
period 2001-12-31
NEWELL RUBBERMAID INC
filed 2002-03-11
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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


        Registrant's telephone number, including area code: (815) 235-4171
                                                            -------------

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

                               *   *   *

   The Form 10-K has been amended to include the information in Part III that had previously been incorporated by reference and to make other minor revisions.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                  PART III

   None.

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

                              LEVOLOR/HARDWARE
                              ----------------

   The Company's Levolor/Hardware business is conducted by the Levolor/Kirsch, Newell Window Fashions Europe, Amerock Cabinet and Window Hardware Systems, EZ Paintr, BernzOmatic and Newell Hardware Europe divisions. Levolor/Kirsch primarily design, manufacture or source, package and distribute drapery hardware, made-to-order and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades for the retail marketplace. Levolor/Kirsch also produces window treatment components for custom window treatment fabricators. Newell Window Fashions Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace. Amerock Cabinet and Window Hardware Systems manufacture or source, package and distribute cabinet hardware for the retail and O.E.M. marketplace and window hardware for window manufacturers. EZ Paintr manufactures and distributes manual paint applicator products. BernzOmatic manufactures and distributes propane/oxygen hand torches. Newell Hardware Europe is a manufacturer and marketer of shelving and storage products, cabinet hardware and functional trims.

   Amerock, EZ Paintr, BernzOmatic, and Newell Hardware Europe primarily sell their products under the trademarks Amerock{R}, Allison{R}, EZ

   Paintr{R}, Shur-Line{R}, Rubbermaid{R}, BernzOmatic{R}, Douglas Kane{R}, Spur{R}, Nenplas{R}, Homelux{R} and Ashland{R}.

   Levolor/Kirsch and Newell Window Fashions Europe primarily sell their products under the trademarks Levolor{R}, Newell{R}, LouverDrape{R}, Del Mar{R}, Kirsch{R}, Acrimo{R}, Swish{R}, Gardinia{R}, Harrison Drape{R}, Spectrim{R}, MagicFit{R}, Riviera{R} and Levolor Cordless{TM}. Amerock, EZ Paintr, BernzOmatic and Newell Hardware Europe primarily sell their products under the trademarks Amerock{R}, Allison{R}, EZ Paintr{R}, BernzOmatic{R}, Nenplas{R}, Homelux{R}and Ashland{R}.

   Levolor/Kirsch, Amerock, EZ Paintr and BernzOmatic market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, custom shops and select contract customers, using a network of manufacturers' representatives, as well as regional account and market-specific sales managers. Newell Window Fashions Europe and Newell Hardware Europe market their products to mass merchants and buying groups using a direct sales force.

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

   NET SALES BY BUSINESS SEGMENT
   -----------------------------

   The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31 (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company's five business segments. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2001, 2000 and 1999. Sales to no other customer exceeded 10% of consolidated net sales.


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

   Additional information regarding acquisitions of businesses is included in Item 6 and Footnote 2 to the consolidated financial statements.

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

   Foreign Operations
   ------------------

   Information regarding the Company's 2001, 2000 and 1999 foreign operations is included in Footnote 14 to the consolidated financial statements and is incorporated by reference herein.

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

   For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal*Mart (including Sam's
   Club), accounted for approximately 16% of net sales in 2001. Other top ten customers included The Home Depot, Lowe's, Toys 'R Us, Target, Kmart, The Office Depot, JC Penney, United Stationers, and Staples.

   The Company's other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative "good-better-best" marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

   Environment
   -----------

   Information regarding the Company's environmental matters is included in the Management's Discussion and Analysis section of this report and in Footnote 15 to the consolidated financial statements and is incorporated by reference herein.

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














   ITEM 3.   LEGAL PROCEEDINGS
             -----------------

   Information regarding legal proceedings is included in Footnote 15 to the Consolidated Financial Statements.

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


   Joseph Galli, Jr. has been President and Chief Executive Officer of the Company since January 8, 2001. Prior thereto, he was President and Chief Executive Officer of VerticalNet, Inc. (an internet business-to-business company) from May 2000 until January 2001. From June
   1999 until May 2000, he was President and Chief Operating Officer of Amazon.com (an internet business-to-consumer company). From 1980 until June 1999, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Black and Decker's Worldwide Power Tools and Accessories Group.

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

   Information regarding the 5.25% convertible quarterly income preferred securities issued by a wholly owned subsidiary trust of the Company, which are reflected as outstanding in the Company's Consolidated Financial Statements as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust, is included in Footnote 6 to the Consolidated Financial Statements.

















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

   (1)  Supplemental data regarding 2001, 2000 and 1999 is provided in
        Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.
   (2) The 1998 restructuring costs included $53.4 million for costs to exit business activities at five facilities, $45.8 million to write down impaired long-lived assets to their fair value and $16.0 million relating to employee severance and termination benefits. The 1997 Restructuring Costs included $16.0 million of charges recorded by Rubbermaid for impaired fixed assets, $4.1 million for employee terminations costs and $1.4 million for plant closures; an additional $15.7 million for product line discontinuance costs is recorded in Cost of Products Sold.
   (3) The 1997 goodwill amortization included an $81.0 million charge for the write-off of impaired assets.
   (4) The 1998 other nonoperating income included a $191.5 million gain on the sale of Black & Decker common stock and $59.8 million of gains on the sale of the Decora, Newell Plastics and Stuart Hall businesses.
   (5)  Working capital is defined as Current Assets less Current
        Liabilities.

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

   (1) Quarterly gross income amounts differ from those disclosed in the Form 10-Q for each respective quarter due to the reclassification of restructuring charges related to discontinued product lines to conform with the 2001 presentation. Charges reclassified from Restructuring Costs to Cost of Products Sold in 2001 were (in thousands): $87, $888, $485 and $4,091 for the first, second, third and fourth quarters, respectively; the full year 2000 reclassification totaled $5,551.

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

   For the year ended December 31, 2001, goodwill amortization and other as a percentage of net sales were 0.8%, or $57.0 million, versus 0.7%, or $51.9 million, for the year ended December 31, 2000. The increase in goodwill amortization is a result of additional goodwill associated with the Paper Mate/Parker acquisition in December 2000.

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

   For 2000 and 1999, the effective tax rates were 38.5% and 58.7%, respectively. The higher rate in 1999 was primarily due to nondeductible transaction costs associated with the Rubbermaid merger. See Footnote 12 to the Consolidated Financial Statements for an explanation of the effective tax rate.

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

   The Company had outstanding at December 31, 2001 a total of $1,012.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 6.34%. Of the outstanding amount of medium-term notes, $100.0 million is classified as the current portion of long-term debt and the remaining $912.5 million is classified as long-term debt. A $779.5 million universal shelf registration statement became effective in July 1999.
   As of December 31, 2001, $449.5 million of Company debt and equity securities may be issued under the shelf.

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

   In 2001, cash used for 2001 acquisitions and deferred payments on prior acquisitions was $107.5 million. The Company made several minor acquisitions in 2001 for cash purchase prices totaling $61.2 million. In 2000, cash used for 2000 acquisitions and deferred payments on prior acquisitions was $597.8 million. The Company acquired Mersch, Brio and Paper Mate/Parker and made other minor acquisitions in 2000 for cash purchase prices totaling $635.2 million. In 1999, cash used for 1999 acquisitions and deferred payments on prior acquisitions was

   $345.9 million. The Company acquired Ateliers, Reynolds, McKechnie, Ceanothe and made other minor acquisitions for cash purchase prices totaling $397.3 million in 1999.

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

   Working capital at December 31, 2001 was $316.8 million compared to $1,329.5 million at December 31, 2000 and $1,108.7 million at December 31, 1999. The decrease in working capital is primarily due to reclassifying $707.5 million in long-term debt in 2000 as current in 2001, as discussed above, and the Company's increased focus on working capital management.

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

   In June 2001, the Financial Accounting Standards Boards ("FASB") issued FAS No. 141, "Business Combinations", and FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Historically, all acquisitions by the Company have been accounted for as purchases, thus there was no effect on the Company's Consolidated Financial Statements upon adoption of this standard, in contrast, all mergers have been accounted for as poolings of interest. FAS No. 142 becomes effective in fiscal years beginning after December 15, 2001, with early adoption permitted. The Company plans to early adopt the provisions of FAS No. 142 beginning in the first quarter of fiscal 2002. In accordance with this standard, goodwill will no longer be amortized but will be subject to annual assessment for impairment by applying a fair-value-based test. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill amortization expense was $57.0 million for the twelve months ended December 31, 2001. The Company anticipates that the application of the nonamortization provisions will increase annual net income by approximately $41.0 million, or $0.15 per share. During 2001 and the first quarter 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Subject to final analysis, the Company expects to record a pre-tax goodwill impairment charge of $500.0 million to $550.0 million in the first quarter of 2002.

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


   (1) The weighted average shares outstanding for 2001, 2000 and 1999 exclude the dilutive effect of approximately 3.9 million, 7.6 million and 4.2 million options, respectively, since such options had an exercise price in excess of the average market value of the Company's common stock during the respective years.
   (2) The convertible preferred securities are anti-dilutive in 2001, 2000 and 1999 and, therefore, have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $16.8 million, $16.4 million and $16.3 million in 2001, 2000 and 1999, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in all years.

























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

   The proceeds of the Preferred Securities were invested in $500.0 million of the Company 5.25% Junior Convertible Subordinated Debentures. The Debentures are the sole assets of the subsidiary trust, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures.

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

   The Company entered into several interest rate swap agreements, designated as cash flow hedging relationships, as a means to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt instrument. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. During 2001, the ineffectiveness related to these instruments was insignificant. The maximum length of time over which the Company is hedging its interest rate exposure through the use of interest rate swap agreements is seven years, and the Company expects approximately $10.9 million of losses, net of tax, deferred in other comprehensive income to be recognized in earnings over the 12 months ended December 31, 2002. At December 31, 2001, the Company had interest rate swaps with an outstanding notional principal amount of $372.0 million, with accrued interest payable of $1.6 million.

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

   Gains and losses related to qualifying forward exchange contracts, which hedge intercompany transactions or third-party commercial transactions, are deferred in other comprehensive income with a corresponding asset or liability until the underlying transaction occurs and are considered to have a cash flow hedging relationship. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged. The net loss recognized in 2001 for matured cash flow forward exchange contracts was $1.0 million, which was recognized in the income statement. The Company estimates that $0.6 million of losses, net of tax, deferred in accumulated other comprehensive income will be recognized in earnings over the 12 months ending December 31, 2002.

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
                                          =======    =======    =======


   (1) Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in 2001, 2000 and 1999. Sales to no other customer exceeded 10% of consolidated net sales for any year.
   (2)  All intercompany transactions have been eliminated.
   (3) Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments.
   (4) Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Income (refer to Footnote 3 for additional detail.)
   (5) Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.
   (6)  Includes Argentina, Brazil, Colombia, Mexico and Venezuela.
   (7) Transfers of finished goods between geographic areas are not significant.


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

   Information regarding the Directors of the Company is set forth below:

   Alton F. Doody, age 67, has been President and Chief Executive Officer of The Alton F. Doody Co. (a marketing consulting company) since 1984. Dr. Doody was co-founder of Management Horizons, Inc., now a division of PriceWaterhouseCoopers. For 12 years, Dr. Doody served as a Professor of Marketing and Business Strategy at The Ohio State University. Dr. Doody has been a director of the Company since 1976. His term as a director expires at the 2002 annual meeting of stockholders.

   William D. Marohn, age 61, retired in December 1998 as Vice Chairman of the Board of Whirlpool Corporation (a manufacturer and marketer of major home appliances), a post he held since February 1997. From October 1992 through January 1997, Mr. Marohn served as the President and Chief Operating Officer of Whirlpool Corporation. From January through October 1992, he was President of Whirlpool Europe, B.V. From April 1989 through December 1991, Mr. Marohn served as Executive Vice President of Whirlpool's North American Operations and from 1987 through March 1989 he was President of Whirlpool's Kenmore Appliance Group. Prior to retirement, Mr. Marohn had been associated with Whirlpool since 1964. Mr. Marohn has been a director of the Company since 1999. His term as a director expires at the 2002 annual meeting of stockholders.

   Daniel C. Ferguson, age 74, was Chairman of the Board of the Company from May 1992 through December 1997 and again from November 2000 to January 2001. Mr. Ferguson was Chief Executive Officer of the Company from 1966 through May 1992. Mr. Ferguson has been a director of the Company since 1965. His term as a director expires at the 2002 annual meeting of stockholders.

   Joseph Galli, Jr., age 43, has been President and Chief Executive Officer of the Company since January 2001. Prior thereto, Mr. Galli was President and Chief Executive Officer of VerticalNet, Inc. (an internet business-to-business company) from May 2000 until January 2001. From June 1999 until May 2000, he was President and Chief Operating Officer of Amazon.com (an internet business-to-consumer company). From 1980 until June 1999, Mr. Galli held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Black and Decker's Worldwide Power Tools and Accessories. Mr. Galli received a B.S. in Business Administration from the University of North Carolina and an M.B.A. from Loyola College, Baltimore, Maryland.

   Mr. Galli has been a director of the Company since 2001. His term as a director expires at the 2003 annual meeting of stockholders.

   Robert L. Katz, age 76, has been President of Robert L. Katz & Associates (consultants in corporate strategy) for more than five years. For 16 years, Dr. Katz taught Business Policy and Organizational Behavior at the Stanford, Harvard and Dartmouth Graduate Schools of Business. He is also a director of HON Industries, Inc. (an office furniture manufacturing company). Dr. Katz has been a director of the Company since 1975. His term as a director expires at the 2003 annual meeting of stockholders.

   William P. Sovey, age 68, has been Chairman of the Board of the Company since January 2001 and previously held that position from January 1998 through October 2000. He was Vice Chairman and Chief Executive Officer of the Company from May 1992 through December 1997 and again from November 2000 to January 2001. Mr. Sovey was President and Chief Operating Officer of the Company from January 1986 through May 1992. He was President and Chief Operating Officer of AMF Inc. (an industrial and consumer leisure products company) from March 1982 through July 1985, and Executive Vice President from August 1979 through March 1982. He is also a director of Acme Metals Incorporated (a fully integrated producer of steel and steel products), TECO Energy Inc. (an electric utility holding company) and Actuant Corp. (an industrial consumer products company). Mr. Sovey has been a director of the Company since 1986. His term as a director expires at the 2003 annual meeting of stockholders.

   Scott S. Cowen, age 55, has been the President of Tulane University and Seymour S Goodman Memorial Professor of Business since July 1998. From 1984 through July 1998, Mr. Cowen served as Dean and Albert J. Weatherhead, III Professor of Management, Weatherhead School of Management, Case Western Reserve University. Prior to his departure in 1998, Mr. Cowen had been associated with Case Western Reserve University in various capacities since 1976. Mr. Cowen is currently a director of American Greetings Corp. (a manufacturer of greeting cards and related merchandise), Forest City Enterprises (a real estate developer) and Jo-Ann Stores (an operator of retail fabric shops).
   Mr. Cowen has been a director of the Company since 1999. His term as a director expires at the 2004 annual meeting of stockholders.

   Elizabeth Cuthbert Millett, age 45, has been the owner and operator of Plum Creek Ranch, located in Newcastle, Wyoming (a commercial cattle production company) for more than five years. Ms. Millet has been a director of the Company since 1995. Her term as a director expires at the 2004 annual meeting of stockholders.

   Cynthia A. Montgomery, age 49, has been a Professor of Business Administration at the Harvard University Graduate School of Business since 1989. Prior thereto, Dr. Montgomery was a Professor at the Kellogg School of Management at Northwestern University from 1985 to

   1989. She is also a director of UNUM Provident Corporation (an insurance company) and 28 mutual funds managed by Merrill Lynch & Co. or one of its subsidiaries. Ms. Montgomery has been a director of the Company since 1995. Her term as a director expires at the 2004 annual meeting of stockholders.

   Allen P. Newell, age 55, has been a private investor for more than five years. Mr. Newell has been a director of the Company since 1982. His term as a director expires at the 2004 annual meeting of stockholders.

   Gordon R. Sullivan, age 64, General, U.S. Army (Ret.), has been President of the Association of the United States Army since February 1998. From 1995 through 1997, Mr. Sullivan served as President of Coleman Federal, a division of Coleman Research Corporation (a systems engineering company and a subsidiary of Thermo Electron Corporation). From 1991 through 1995, Mr. Sullivan served as the 32nd Chief of Staff of the United States Army and as a member of the Joint Chiefs of Staff. Prior thereto, Mr. Sullivan served as Vice Chief of Staff and Deputy Chief of Staff for Operations and Plans of the United States Army. Mr. Sullivan has been a director of the Company since 1999.
   His term as a director expires at the 2004 annual meeting of stockholders.

   SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE REPORTING

   Based solely upon a review of reports on Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities Exchange Act of 1934, as amended, and written representations from the executive officers and directors that no other reports were required, the Company believes that all of such reports were filed on a timely basis by executive officers and directors during 2001, except that Mr. Galli filed a late Form 3 and that Dr. Cowen filed a late Form 4 with respect to one stock option exercise.

   ITEM 11.  EXECUTIVE COMPENSATION

   COMPENSATION OF DIRECTORS

        Directors of the Company who are not also employees of the Company are paid an annual retainer of $40,000, plus a $2,000 fee for each Board meeting attended and a $1,000 fee for each committee meeting attended, unless such meetings are conducted telephonically, in which case the fee is $500 for each meeting. Committee chairmen receive an additional $1,000 fee for each committee meeting attended, whether in person or telephonically. Non-employee directors of the Company are eligible to receive options to purchase shares of common stock under the Newell Rubbermaid Inc. Amended 1993 Stock Option Plan (the "1993 Option Plan"). Under the 1993 Option Plan, each non-employee director receives an automatic grant of an option to purchase

   10,000 shares of common stock at the time he or she is first elected or appointed as a director of the Company and again on the fifth anniversary of the initial grant. All options are granted at the market value of the common stock on the date of the grant and become exercisable in annual cumulative installments of 20%, commencing one year from the date of grant, with full vesting occurring on the fifth anniversary of the date of grant.

        The Company has a consulting agreement with Dr. Katz which provides that the Company will pay Dr. Katz $5,000 per month for corporate strategy consulting services, plus reimbursement of travel expenses and other reasonable out-of-pocket costs incurred on the Company's behalf. Unless canceled prior to 90 days before its expiration, the consulting agreement renews automatically each year. Dr. Katz received a consulting fee of $60,000 in 2001.

                           EXECUTIVE COMPENSATION

   SUMMARY

        The following table shows the compensation of the Company's current and former Chief Executive Officer and the five other most highly compensated officers during 2001 (the "Named Officers") for the fiscal years ended December 31, 2001, 2000 and 1999.

                         SUMMARY COMPENSATION TABLE

                                                                                  LONG TERM
                                                                                 COMPENSATION
                                             ANNUAL COMPENSATION                    AWARDS
                                        -----------------------------------      ------------
                                                                   OTHER
   NAME AND PRINCIPAL                                             ANNUAL          SECURITIES        ALL OTHER
   POSITION AS OF                       SALARY       BONUS        COMPEN-         UNDERLYING      COMPENSATION
   DECEMBER 31, 2001         YEAR        ($)          ($)        SATION ($)       OPTIONS (#)         ($)
   -----------------         ----       ------       -----       ----------       -----------     ------------
   Joseph Galli, Jr.,        2001      $981,447    $1,000,000    $450,000(6)       1,000,000            $0
   President and Chief
   Executive Officer(1)

   William P. Sovey,         2001      $200,000            $0          $0                  0            $0
   Chairman of the           2000       200,000             0           0             50,000             0
   Board(2)

   Robert S. Parker,         2001      $455,000      $448,630          $0             28,800        $4,500(7)
   Group President           2000       400,000       331,040           0             48,400         4,500(7)
                             1999       360,000       245,484           0             24,431         4,286(7)

   Jeffrey E. Cooley,        2001      $381,250       $177,396         $0             25,000        $5,250(7)
   Group President(3)        2000       303,781        318,781          0             21,300         5,250(7)

   David A. Klatt, Jr.,      2001      $315,000       $328,368         $0             81,200            $0
   Group President(4)

   William T. Alldredge,     2001      $444,167       $ 95,540         $0             28,100        $5,250(7)
   President - Corporate     2000       382,875        302,892          0             35,900         5,250(7)
   Development and Chief     1999       377,125        222,655          0             24,086         5,000(7)
   Financial Officer

   James J. Roberts,         2001      $337,500       $168,750         $0             96,000            $0
   Group President(5)


                                                               103




   _______________________________
   (1)  Appointed President and Chief Executive Officer effective January
        7, 2001.
   (2)  Served as Chief Executive Officer from November 1, 2000 to
        January 6, 2001.
   (3) Appointed Group President - Calphalon/WearEver Group effective November 8, 2000.
   (4) Appointed Group President - Rubbermaid and Little Tikes/Graco Groups effective July 5, 2001.
   (5)  Appointed Group President - Levolor/Hardware Group effective
        April 1, 2001.
   (6) The compensation reported represents $450,000 in payment for one-half of the losses incurred from the sale of Mr. Galli's home.
   (7) The compensation reported represents Company matching contributions made to the Newell Co. Long-Term Savings and Investment Plan (the "Newell 401(k) Plan").

   OPTION GRANTS IN 2001

        The following table sets forth certain information as to options to purchase common stock granted to the Named Officers under the 1993 Option Plan in 2001, and the potential realizable value of each grant of options, assuming that the market price of the underlying common stock appreciates in value during the ten-year option term at annualized rates of 5% and 10%.


                                                 OPTION GRANTS IN LAST FISCAL YEAR

                                     Individual Grants
                                     _________________

                                                   PERCENT OF                                   POTENTIAL REALIZABLE VALUE
                                  NUMBER OF          TOTAL                                      AT ASSUMED ANNUAL RATES OF
                                  SECURITIES        OPTIONS                                    STOCK PRICE APPRECIATION FOR
                                  UNDERLYING       GRANTED TO     EXERCISE                            OPTION TERM(3)
                                   OPTIONS         EMPLOYEES        PRICE       EXPIRATION     ----------------------------
   NAME                        GRANTED (#)(1)       IN 2001       ($/SH)(2)        DATE            5%($)           10%($)
   ------------------------    --------------      -----------    ---------     -----------    --------------   ------------
   Joseph Galli, Jr. . . .         1,000,000         22.90%        $23.875      01/05/2011      $15,218,471     $38,374,819

   William P. Sovey  . . .                 0           0.00                                              0                0

   Robert S. Parker  . . .            28,800           0.66         24.000      05/09/2011          434,457       1,101,221

   Jeffrey E. Cooley . . .            25,000           0.57         24.000      05/09/2011          377,133         955,921

   David A. Klatt, Jr. . .            57,400           1.31         26.500      03/30/2011          937,444       2,393,721
                                      23,800           0.54         24.000      05/09/2011          359,031         910,037

   William T. Alldredge. .            28,100           0.64         24.000      05/09/2011          423,898       1,074,455

   James J. Roberts. . . .            28,100           0.64         24.000      05/09/2011          423,898       1,074,455
                                      67,900           1.55         26.500      03/30/2011        1,108,928       2,831,597


                                                               104


   __________________________________


   (1) All options granted in 2001 become exercisable in annual cumulative installments of 20%, commencing one year from date of grant, with full vesting occurring on the fifth anniversary date of the date of grant. Vesting may be accelerated as a result of certain changes in control of the Company.
   (2) All options were granted at market value on the date of grant, based on the closing price of the common stock on the New York Stock Exchange as reported in THE WALL STREET JOURNAL.
   (3) Potential realizable value is reported net of the option exercise price but before taxes associated with exercise. These amounts assume annual compounding results in total appreciation of approximately 63% (5% per year) and approximately 159% (10% per year). Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the continued employment of the Named Officer. There can be no assurance that the amounts reflected in this table will be achieved.

   OPTION EXERCISES IN 2001

        The table below sets forth certain information for fiscal year 2001 concerning the exercise of options to purchase shares of common stock granted under the Newell 1984 Amended and Restated Stock Option Plan (the "1984 Option Plan") and the 1993 Option Plan by each of the Named Officers and the value of unexercised options granted under the 1984 Option Plan and 1993 Option Plan held by each of the Named Officers as of December 31, 2001.






                                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                                                      YEAR-END OPTION VALUES

                                                                        NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                   SHARES                              UNDERLYING UNEXERCISED               IN-THE-MONEY
                                ACQUIRED ON           VALUE                  OPTIONS AT                      OPTIONS AT
       NAME                     EXERCISE (#)     REALIZED ($)(1)        FISCAL YEAR-END (#)            FISCAL YEAR-END ($)(2)
       ----                     ------------     ---------------    ---------------------------    -----------------------------
                                                                    EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
                                                                    -----------   -------------    -----------     -------------
       Joseph Galli, Jr.                 0                 $0              0        1,000,000             $0        $3,715,000
       William P. Sovey             46,110            539,025         99,880           48,720        363,000           311,100
       Robert S. Parker                  0                  0         51,269           85,962        166,630           124,429
       Jeffrey E. Cooley                 0                  0         16,428           60,294          2,780           100,869
       David A. Klatt, Jr.               0                  0              0           81,200              0           148,008
       William T. Alldredge              0                  0         32,711           78,870         20,769           119,619
       James J. Roberts                  0                  0              0           96,000              0           174,890

   _____________________________
   (1) Represents the difference between the average of the high and low prices of the common stock on the New York Stock Exchange as reported in THE WALL STREET JOURNAL on the date of exercise and the option exercise price multiplied by the number of shares acquired on exercise.
   (2) Represents the difference between $27.59 (the average of the high and low prices of the common stock on the New York Stock Exchange as reported in THE WALL STREET JOURNAL on December 31, 2001) and the option exercise price multiplied by the number of shares of common stock covered by the options held.

   PENSION AND RETIREMENT PLANS

        The Pension Plan Table set forth below shows total estimated annual benefits payable upon retirement (based on the benefit formulas in effect and calculated on a straight life annuity basis, as described below) to persons covered under the Non-Contributory Defined Benefit Pension Plan for Salaried and Clerical Employees (the "Pension Plan") and the Supplemental Retirement Plan established in 1982 (the "Supplemental Retirement Plan"), including the Named Officers, in specified compensation and years of credited service classifications, assuming employment until age 65 and that Social Security benefits remain at the current level.

                                                     PENSION PLAN TABLE

                                                                    YEARS OF SERVICE
                                    ---------------------------------------------------------------------------------
      REMUNERATION                      5                10                15                20            25 OR MORE
      ------------                  ---------        ----------       -----------        ----------       -----------
      $  200,000                    $  12,100        $   41,700       $    71,400        $  101,000       $   130,700
         300,000                       26,900            71,400           115,800           160,300           204,800
         400,000                       41,700           101,000           160,300           219,600           279,000
         500,000                       56,600           130,700           204,800           279,000           353,000
         600,000                       71,400           160,300           249,200           338,200           427,100
         700,000                       86,200           190,000           293,800           397,600           501,300
         800,000                      101,000           212,400           338,200           456,800           575,400

                                                               106



         900,000                      115,800           249,300           382,700           516,200           649,600
       1,000,000                      130,700           279,000           427,100           575,400           723,700
       1,100,000                      145,500           308,500           471,600           634,800           797,800
       1,200,000                      160,300           338,200           516,200           694,000           872,000
       1,300,000                      175,200           367,900           560,600           753,400           946,100
       1,400,000                      190,000           397,600           605,100           812,600         1,020,100
       1,500,000                      204,800           427,100           649,600           872,000         1,094,300
       1,600,000                      219,600           456,800           694,000           931,200         1,168,400
       1,700,000                      234,400           486,500           738,500           990,600         1,242,700

        The Pension Plan covers full-time salaried and clerical employees of the Company and its subsidiaries who have completed one year of service. A participant is eligible for normal retirement benefits under the Pension Plan if his or her employment terminates at or after age 65. For service years prior to 1982, benefits accrued on a straight life annuity basis, using a formula that takes into account the five highest consecutive years of compensation in the ten years before 1982 and years of service, reduced by a portion of expected primary Social Security payments. For service years from and after 1982 and before 1989, benefits accumulated at the rate of 1.1% of compensation not in excess of $25,000 for each year plus 2.3% of compensation in excess of $25,000. For service years from and after 1989, benefits accumulate at the rate of 1.37% of compensation not in excess of $25,000 for each year plus 1.85% of compensation in excess of $25,000. No more than 30 years of service is taken into account in determining benefits. Under the Pension Plan, compensation includes regular or straight-time salary or wages (unreduced for amounts deferred pursuant to the Newell 401(k) Plan and the Flexible Benefits Account Plan), the first $3,000 in bonuses and 100% of commissions.
   If a participant has completed 15 years of service, upon attainment of age 60, the Pension Plan also provides for an early retirement benefit equal to the benefits described above, reduced by .5% for each month the benefits commence before age 65.

        In 1982, the Supplemental Retirement Plan was established, funded by cost recovery life insurance, which covers 241 current officers and key executives, including the Named Officers, and 12 former officers and key executives. The Supplemental Retirement Plan adds to retirement benefits under the Pension Plan so that at age 65, a covered employee receives a maximum aggregate pension equal to 67% of his or her average compensation for the five consecutive years in which it was highest (multiplied by a fraction, the numerator of which is the participant's credited service (not to exceed 25) and the denominator of which is 25). The benefit is reduced by primary Social Security. Compensation includes salary and bonus (unreduced for amounts deferred pursuant to the Newell 401(k) Plan and the Flexible Benefits Accounts Plan). Both the Pension Plan and the Supplemental Retirement Plan provide a death benefit for surviving spouses and dependent children. The Supplemental Retirement Plan also provides for an early retirement benefit upon attainment of age 60 equal to the benefits described above, reduced by .5% for each month the benefits commence before age 65.


        As of year end 2001, Mr. Galli had eight years and 11 months of credited service, Mr. Sovey had 26 years, Mr. Parker had ten years, Mr. Cooley had 18 years, Mr. Klatt had nine months, Mr. Alldredge had 19 years, and Mr. Roberts had nine months.

   EMPLOYMENT SECURITY AND OTHER AGREEMENTS

        The Company has Employment Security Agreements with Mr. Galli,
   Mr. Parker, Mr. Cooley, Mr. Klatt, Mr. Alldredge, Mr. Roberts and certain other executive officers (collectively, the "Covered
   Officers"). The agreements provide for the continuation of salary, bonus and certain employee benefits for a severance period of 24 months (but not beyond age 65) following the termination of employment of the Covered Officer within 12 months (but prior to age 65) after certain changes in control of the Company. In the event of such termination of employment, the Covered Officer will continue to receive his base salary and bonus (based upon his average bonus for the three full fiscal years preceding the change in control) during the severance period. The Covered Officer also will receive all benefits accrued under the incentive and retirement plans of the Company to the date of termination of employment and will be given service credit for all purposes of these plans during the severance period. All options held by the Covered Officer with respect to common stock will become immediately exercisable upon the date of termination of employment and remain exercisable for a period of 90 days thereafter.

        During the severance period, the Covered Officer and his spouse will continue to be covered by all welfare plans of the Company, and the Company will continue to reimburse the Covered Officer for automobile expenses. However, the amount of any benefits or reimbursement the Covered Officer or his spouse receives will be reduced by the amounts received from another employer or from any other source. If the Covered Officer dies during the severance period, all amounts payable during the remainder of the severance period shall be paid to his surviving spouse, and his spouse will continue to be covered under all applicable welfare plans. No amounts are payable if the employment of the Covered Officer is terminated by the Company for good cause (as defined in the agreements) or if the Covered Officer voluntarily terminates his employment without good reason (as defined in the agreements).

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

        The only persons or groups which are known to the Company to be the beneficial owners of more than five percent of the outstanding common stock are:



                                                            AMOUNT AND NATURE OF          PERCENT OF CLASS
     NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP            OUTSTANDING
     ------------------------------------                   --------------------          ----------------
     Capital Research and Management Company
     333 South Hope Street
     Los Angeles, California  90071                              22,192,580                    7.8%(1)

     Barrow, Hanley, Mewhinney & Strauss
     One McKinney Plaza
     3232 McKinney Avenue, 15th Floor
     Dallas, TX 75204-2429                                       16,682,100                    5.9%(2)

     Vanguard Windsor Funds-Windsor II Fund
     100 Vanguard Blvd.
     Malvern, PA 19355                                           14,429,200                    5.1%(3)

   ________________

    (1) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002 by Capital Research and Management Company. According to the filing, Capital Research and Management Company has sole dispositive power with respect to all 22,192,580 shares.

    (2) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 8, 2002 by Barrow, Hanley, Mewhinney & Strauss. According to the filing, Barrow, Hanley, Mewhinney & Strauss has sole voting power over 1,347,700 over such shares, shared voting power over 15,334,400 of such shares and shared dispositive power over 16,682,100 of such shares.

    (3) As reported in a statement on Schedule 13G filed with the Securities and Exchange Commission on February 11, 2002 by Vanguard Windsor Funds-Windsor II Fund. According to the filing, Vanguard Windsor Funds-Windsor II Fund has sole voting power over all 14,429,200 of such shares and shared dispositive power over all 14,429,200 of such shares.

        The following table sets forth information as to the beneficial ownership of shares of common stock of each director, each nominee for director, and each Named Officer and all directors and executive officers of the Company, as a group. Except as otherwise indicated in the footnotes to the table, each individual has sole investment and voting power with respect to the shares of common stock set forth.




                                               COMMON STOCK BENEFICIALLY
                                                 OWNED ON MARCH 5, 2002
                                               -------------------------

                                             NUMBER OF      PERCENT OF CLASS
    NAME OF BENEFICIAL OWNER                  SHARES           OUTSTANDING
    ------------------------                 ---------      ----------------

    Scott S. Cowen . . . . . . . . . .        8,546(1)              *
    Alton F. Doody . . . . . . . . . .       69,250(1)              *
    Daniel C. Ferguson . . . . . . . .    3,089,332(1)(2)         1.1%
    Joseph Galli, Jr.  . . . . . . . .      225,179(1)(5)           *
    Robert L. Katz . . . . . . . . . .      130,384(1)              *
    William D. Marohn  . . . . . . . .       15,232(1)              *
    Elizabeth Cuthbert Millett . . . .    1,366,842(1)(3)           *
    Cynthia A. Montgomery  . . . . . .       10,100(1)              *
    Allan P. Newell  . . . . . . . . .    2,035,946(1)(4)           *
    William P. Sovey . . . . . . . . .      439,386(1)(5)           *
    Gordon R. Sullivan . . . . . . . .        9,238(1)(2)           *
    Robert S. Parker . . . . . . . . .       84,225(1)(5)           *
    Jeffrey E. Cooley. . . . . . . . .       61,551(1)(5)           *
    David A. Klatt, Jr.. . . . . . . .       11,480(1)              *
    William T. Alldredge . . . . . . .      256,201(1)(5)(6)        *
    James J. Roberts . . . . . . . . .       14,580(1)              *
    All directors and executive
    officers as a group (19 persons) .    8,468,895(1)            2.9%

   _________________
   *    Represents less than 1% of the Company's outstanding common stock.

   (1) Includes shares issuable pursuant to stock options currently exercisable or exercisable within 60 days of March 5, 2002 as follows: Dr. Cowen, 6,000 shares; Dr. Doody, 10,000 shares; Mr. Ferguson 10,000 shares; Mr. Galli, 200,000 shares; Dr. Katz, 10,000 shares; Mr. Marohn, 6,000 shares; Ms. Millett, 10,000 shares; Dr. Montgomery, 10,000 shares; Mr. Newell, 10,000 shares; Mr. Sovey, 101,880 shares; Mr. Sullivan, 6,000 shares; Mr. Parker, 55,772 shares; Mr. Cooley, 21,073 shares; Mr. Klatt, 11,480 shares; Mr. Alldredge, 36,527 shares; Mr. Roberts, 13,580 shares; and all directors and executive officers as a group, 568,601 shares.

   (2) Includes 96,906 shares held in charitable trusts of which Mr. Ferguson is trustee, 694,384 shares held in a trust of which Mr. Ferguson is beneficiary, 2,062,525 shares held by a partnership of which Mr. Ferguson is managing partner, 200,000 shares held in an exchange fund and 25,517 shares held by direct ownership.

   (3) Includes 50,766 shares owned by her as custodian for her two children, 70,860 shares held in a trust of which Ms. Millett is trustee, 12,225 shares held by her husband in street name, 132,291 shares held by direct ownership and 1,090,700 shares over which Ms. Millett has voting power by proxy.

   (4)  Includes 2,144 shares owned by his wife.

   (5) Includes shares held by the Newell 401(k) Plan over which each of the following persons has voting and investment power: Mr. Galli, 179 shares; Mr. Sovey, 7,752 shares; Mr. Parker, 4,800 shares;
        Mr. Cooley, 30,632 shares; and Mr. Alldredge 1,590 shares.

   (6)  Includes 50,764 shares owned by his wife.


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

                                 4.5     Indenture dated as of November
                                         1, 1995, between the Company
                                         and J.P. Morgan Chase & Co.
                                         (formerly The Chase Manhattan
                                         Bank (National Association)), as
                                         Trustee (incorporated by
                                         reference to Exhibit 4.1 to
                                         the Company's Current Report
                                         on Form 8-K dated May 3,
                                         1996).

                                 4.6     Credit Agreement dated as of
                                         June 12, 1995 and amended and
                                         restated as of August 5, 1997,
                                         among the Company, certain of
                                         its affiliates, J.P. Morgan
                                         Chase & Co. (formerly The Chase
                                         Manhattan Bank (National
                                         Association)), as Agent, and
                                         the banks whose names appear
                                         on the signature pages thereto
                                         (incorporated by reference to
                                         Exhibit 10.17 to the Company's
                                         Quarterly Report on Form 10-Q
                                         for the quarterly period ended
                                         June 30, 1997).

                                 4.7     Junior Convertible
                                         Subordinated Indenture for the
                                         5.25% Convertible Subordinated
                                         Debentures, dated as of
                                         December 12, 1997, among the
                                         Company and J.P. Morgan Chase
                                         & Co. (formerly The Chase
                                         Manhattan Bank (National
                                         Association)), as Indenture
                                         Trustee (incorporated by
                                         reference to Exhibit 4.3 to
                                         the Company's Registration
                                         Statement on Form S-3, File
                                         No. 333-47261, filed March 3,
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






                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

                                 10.6    Credit Agreement dated as of
                                         June 12, 1995 and amended and
                                         restated as of August 5, 1997,
                                         among the Company, certain of
                                         its affiliates, J.P. Morgan
                                         Chase & Co. (formerly The Chase
                                         Manhattan Bank (National
                                         Association)), as Agent, and
                                         the banks whose names appear
                                         on the signature pages
                                         thereto, is included in Item
                                         4.6.

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

                                 10.9    Amended and Restated Trust
                                         Agreement, dated as of
                                         December 12, 1997, among the
                                         Company, as Depositor, J.P.
                                         Morgan Chase & Co. (formerly The
                                         Chase Manhattan Bank (National
                                         Association)), as Property
                                         Trustee, Chase Manhattan
                                         Delaware, as Delaware Trustee,
                                         and the Administrative Trustees
                                         (incorporated by reference to
                                         Exhibit 4.2 to the 1998 Form
                                         S-3).

                               Exhibit
                                Number   Description of Exhibit
                                ------   ----------------------

                                10.10    Junior Convertible
                                         Subordinated Indenture for the
                                         5.25% Convertible Subordinated
                                         Debentures, dated as of
                                         December 12, 1997, between the
                                         Company and J.P. Morgan Chase &
                                         Co. (formerly The Chase Manhattan
                                         Bank (National Association)), as
                                         Indenture Trustee, is included in
                                         Item 4.7.

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