Form 10-Q
period 2002-03-31
NEWELL RUBBERMAID INC
filed 2002-05-15
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2002

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

                  Yes /x/                          No /  /

        Number of shares of common stock outstanding as of April 29, 2002: 266,949,498


   PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

                                    NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited, in thousands, except per share data)

                                                                                        Quarter Ended March 31,
                                                                                          2002            2001
                                                                                          ----            ----
      Net sales                                                                       $1,597,008      $1,610,736
      Cost of products sold                                                            1,177,894       1,218,960
                                                                                       ---------       ---------
         GROSS INCOME                                                                    419,114         391,776
      Selling, general and administrative expenses                                       299,155         264,607

      Restructuring costs                                                                  9,787           9,979
      Goodwill amortization                                                                    -          14,073
                                                                                         -------         -------
         OPERATING INCOME                                                                110,172         103,117
      Nonoperating expenses:
         Interest expense                                                                 25,060          39,321
         Other, net                                                                        7,894           2,809
                                                                                          ------         -------
         Net nonoperating expenses                                                        32,954          42,130
                                                                                          ------         -------
         INCOME BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                        77,218          60,987
       Income taxes                                                                       26,254          22,566
                                                                                          ------         -------
         INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            $50,964         $38,421
      Cumulative effect of accounting change                                            (514,949)              -
                                                                                       ---------         -------
         NET INCOME (LOSS)                                                             $(463,985)        $38,421
                                                                                       ==========        =======


      Weighted average shares outstanding:
         Basic                                                                           266,826         266,618
         Diluted                                                                         267,508         266,782

      Earnings (loss) per share:
         Basic--
            Before cumulative effect of accounting change                                  $0.19           $0.14
            Cumulative effect of accounting change                                         (1.93)              -
                                                                                           ------          -----
            Net income (loss) per common share                                            $(1.74)          $0.14
                                                                                          =======          =====
         Diluted--
            Before cumulative effect of accounting change                                  $0.19           $0.14
            Cumulative effect of accounting change                                         (1.92)              -
                                                                                           ------           ----

            Net income (loss) per common share                                            $(1.73)          $0.14
                                                                                          =======          =====

      Dividends per share                                                                  $0.21           $0.21


     See Footnotes to Condensed Consolidated Financial Statements.


                                                                2


                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                                          (In thousands)
                                                                                     March 31,     December 31,
                                                                                        2002           2001
                                                                                        ----           ----
                                                                                    (Unaudited)
       ASSETS
       CURRENT ASSETS:
          Cash and cash equivalents                                                      $10,159         $6,802
          Accounts receivable, net                                                     1,191,346      1,298,177
          Inventories, net                                                             1,147,358      1,113,797
          Deferred income taxes                                                          226,794        238,468
          Prepaid expenses and other                                                     201,203        193,408
                                                                                       ---------      ---------
          TOTAL CURRENT ASSETS                                                         2,776,860      2,850,652
       LONG-TERM INVESTMENTS                                                              80,120         79,492
       OTHER ASSETS                                                                      363,248        329,886
       PROPERTY, PLANT AND EQUIPMENT, NET                                              1,645,410      1,689,152
       GOODWILL, NET                                                                   1,744,630      2,316,940
                                                                                       ---------      ---------
          TOTAL ASSETS                                                                $6,610,268     $7,266,122
                                                                                      ==========     ==========




























                                                                3


                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)
                                                      (Dollars in thousands)

                                                                                      March 31,     December 31,
                                                                                         2002           2001
                                                                                         ----           ----
                                                                                     (Unaudited)
       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
          Notes payable                                                                 $29,700        $19,104
          Accounts payable                                                              525,831        501,259
          Accrued compensation                                                           84,505        124,660
          Other accrued liabilities                                                     895,628        936,146
          Income taxes                                                                  121,968        145,183
          Current portion of long-term debt                                             553,000        807,500
                                                                                        -------        -------
          TOTAL CURRENT LIABILITIES                                                   2,210,632      2,533,852
       LONG-TERM DEBT                                                                 1,565,177      1,365,001
       OTHER NONCURRENT LIABILITIES                                                     372,516        359,526
       DEFERRED INCOME TAXES                                                             75,751         73,685
       MINORITY INTEREST                                                                    767            685
       COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
          PREFERRED SECURITIES OF A SUBSIDIARY TRUST                                    499,997        499,997
       STOCKHOLDERS' EQUITY:
          Common stock, authorized shares,
             800.0 million at $1.00 par value;                                          282,557        282,376
          Outstanding shares:
             2002   -   282.6 million
             2001   -   282.4 million
          Treasury stock, at cost;                                                     (408,828)      (408,457)
          Shares held:
             2002   -   15.6 million
             2001   -   15.6 million

          Additional paid-in capital                                                    223,964        219,823
          Retained earnings                                                           2,051,182      2,571,255
          Accumulated other comprehensive loss                                         (263,447)      (231,621)
                                                                                      ---------     ----------
       TOTAL STOCKHOLDERS' EQUITY                                                     1,885,428      2,433,376
                                                                                      ---------      ---------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $6,610,268     $7,266,122
                                                                                     ==========     ==========


     See Footnotes to Condensed Consolidated Financial Statements.






                                                                4


                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited, in thousands)
                                                                                                Quarter Ended March 31,
                                                                                                  2002           2001
                                                                                                  ----           ----
       OPERATING ACTIVITIES:
       Net income (loss)                                                                       ($463,985)       $38,421
       Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
          Depreciation and amortization                                                           67,991         87,551
          Noncash restructuring charges                                                            3,781          6,691
          Deferred income taxes                                                                   35,609         11,183
          Cumulative effect of accounting change                                                 514,949              -
          Other                                                                                    5,751          1,735
       Changes in current accounts excluding the
          effects of acquisitions:
          Accounts receivable                                                                     95,747         45,893
          Inventories                                                                            (49,964)       (56,123)
          Other current assets                                                                   (12,640)         7,677
          Accounts payable                                                                        28,695         24,516
          Accrued liabilities and other                                                         (103,462)       (43,480)
                                                                                                 -------       --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 122,472        124,064
                                                                                                 -------        -------
       INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired                                                         11,341        (15,367)
       Expenditures for property, plant and equipment                                            (35,998)       (59,744)
       Disposals of noncurrent assets and other                                                    3,391          4,672
                                                                                                 -------        -------
       NET CASH USED IN INVESTING ACTIVITIES                                                     (21,266)       (70,439)
                                                                                                 --------       --------

       FINANCING ACTIVITIES:
       Proceeds from issuance of debt                                                            515,076         19,122
       Payments on notes payable and long-term debt                                             (561,102)       (18,659)
       Cash dividends                                                                            (56,028)       (55,994)
       Proceeds from exercised stock options and other                                             3,893            737
                                                                                                 -------        -------
       NET CASH USED IN FINANCING ACTIVITIES                                                     (98,161)       (54,794)
                                                                                                 -------
       Exchange rate effect on cash                                                                  312         (1,483)
                                                                                                 -------         -------
       INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            3,357         (2,652)

       Cash and cash equivalents at beginning of year                                              6,802         22,525
                                                                                                 -------        -------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $10,159        $19,873
                                                                                                 =======        =======
       Supplemental cash flow disclosures -
          cash paid during the period for:
             Income taxes, net of refunds                                                         12,983        (40,819)
             Interest, net of amounts capitalized                                                 24,347         52,529

     See Footnotes to Condensed Consolidated Financial Statements.


                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

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

   SEASONAL VARIATIONS: The Company's product groups are only moderately affected by seasonal trends. The Rubbermaid and Calphalon/WearEver business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Levolor/Hardware business segment has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Parker/Eldon business segment has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales typically do not fluctuate significantly, unless a significant acquisition is made.

   TRADE NAMES AND GOODWILL: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The statement also requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and establishes new criteria for recording intangible assets separate from goodwill.

   Pursuant to the adoption of FAS No. 142, all amortization expense on goodwill and intangible assets with indefinite lives ceased on January 1, 2002. The Company anticipates that the application of the nonamortization provisions will increase annual net income in 2002 by approximately $41.0 million or $0.15 per diluted share. During 2001 and the first quarter 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and recorded a pre-tax goodwill impairment charge of $538.0 million in the first quarter of 2002 (with an after-tax charge totaling $514.9 million). There are no additional impairment charges anticipated for 2002.

   The cost of trade names and goodwill represented the excess of cost over identifiable net assets of businesses acquired. Prior to the adoption of FAS No. 142, trade names acquired in a business combination were not recognized separately from goodwill. Through the year ended December 31, 2001, trade names and goodwill were amortized over 40 years and other identifiable intangible assets were amortized over 5 to 20 years. Upon adoption of FAS No. 142, trade names have not been "carved-out" from goodwill as they had not been identified and measured at fair value in the initial recording of a business combination.

   A summary of changes in the Company's trade names and goodwill during the quarter at March 31, 2002 is as follows (IN MILLIONS):

    Balance at December 31, 2001               $2,316.9
    Acquisitions and adjustments                  (34.3)
    Impairments -
       Levolor/Hardware segment                  (322.0)
       Parker/Eldon segment                      (126.9)
       Calphalon/WearEver segment                 (89.1)
                                               --------
    Balance at March 31, 2002                  $1,744.6
                                               ========

   The March 31, 2001 year-to-date consolidated results of operations on a pro forma basis, restated as though the amortization for trade names and goodwill had been discontinued on January 1, 2001 are as follows (IN MILLIONS):

                                               As reported   Restated
                                               -----------   --------
    Operating income                              $103.1      $118.6
    Income before taxes                            $61.0       $76.5
    Income taxes                                   $22.6       $27.7
    Net income                                     $38.4       $48.8
    Earnings per share - basic and diluted         $0.14       $0.18

   NOTE 2 - ACQUISITIONS AND DIVESTITURES

   ACQUISITIONS:

   On April 30, 2002, the Company completed the purchase of American Tool Companies, Inc. (American Tool), a leading manufacturer of hand tools and power tool accessories in which the Company had previously held a 49-1/2 percent stake. The purchase price was $419.0 million, which included cash for the majority shareholder's equity and the assumption of 100 percent of American Tool's debt.

   The Company also made minor acquisitions in 2002, for $5.3 million in cash and no assumption of debt. The Company made only minor acquisitions throughout the year 2001, for $58.1 million in cash ($6.6 million paid in the first quarter of 2001) and $0.1 million of assumed debt.

   The first quarter 2002 and the 2001 transactions were all accounted for as purchases; therefore, results of operations are included in the accompanying Condensed Consolidated Financial Statements since their respective acquisition dates. The transaction costs for the 2002 acquisitions were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's final integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the financial statements. The preliminary purchase price allocations for the 2002 acquisitions and the final purchase price allocations for the 2001 acquisitions resulted in trade names and goodwill of approximately $30.2 million.

   A pro forma calculation is not necessary at this time because the effect of the 2002 and 2001 acquisitions was immaterial.

   PENDING DIVESTITURE:

   On June 18, 2001, the Company announced an agreement for the sale of Anchor for $322.0 million. On January 14, 2002, the FTC filed a complaint seeking to enjoin the sale of Anchor. On January 21, 2002, the Company signed an amended agreement with the buyer to divest Anchor, excluding the foodservice business, for $277.5 million because the Federal Trade Commission (the "FTC") believes the sale of Anchor to the current buyer could reduce competition in the market for
   glassware in the foodservice industry.   On April 22, 2002 the U. S.
   District Court for the District of Columbia granted the FTC's motion for a preliminary injunction. The Company continues to defend the restructured transaction. Net sales from Anchor (including the foodservice business) totaled $46.8 million and $44.4 million for the quarters ended March 31, 2002 and 2001, respectively. Anchor is included in the Calphalon/WearEver segment.

   NOTE 3 - RESTRUCTURING COSTS

   During 2002 and 2001, the Company recorded restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this restructuring plan, management intends to streamline the Company's supply chain to enable it to be the low cost global provider throughout the Company's product portfolio. The plan's terms include reducing worldwide headcount by approximately 3,000 people over the three years beginning in 2001, and consolidating duplicative manufacturing facilities. In the first quarter of 2002, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 650 employees as described in the table below.

   Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following (IN MILLIONS):

    Quarter Ended March 31,                            2002      2001
    -----------------------                            ----      ----
    Facility and other exit costs                      $3.0      $1.5
    Employee severance and termination benefits         6.3       5.9
    Exited contractual commitments                      0.5         -
    Other                                                 -       2.6
                                                       ----     -----
       Recorded as Restructuring Costs                 $9.8     $10.0
    Discontinued Product Lines (in Cost of Sales)       3.6         -
                                                      -----     -----
       Total Costs Related to Restructuring Plans     $13.4     $10.0
                                                      =====     =====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. A summary of the Company's restructuring plan reserves is as follows (IN MILLIONS):

                                                             12/31/00                       Costs        12/31/01
                                                              Balance       Provision     Incurred*       Balance
                                                             --------       ---------     ---------      --------
       Facility and other exit costs                           $11.8          $38.4        $(30.1)         $20.1
       Employee severance and termination benefits               3.3           28.5         (25.6)           6.2
       Exited contractual commitments                            4.6            1.0          (3.7)           1.9
       Other                                                     2.2            2.6          (4.8)             -
                                                               -----          -----        ------          -----
                                                               $21.9          $70.5        $(64.2)         $28.2
                                                               =====          =====        ======          =====






                                                             12/31/01                       Costs        03/31/02
                                                              Balance       Provision     Incurred*       Balance
                                                             --------       ---------     --------       --------
       Facility and other exit costs                           $20.1          $ 6.6        $ (8.7)         $18.0
       Employee severance and termination benefits               6.2            6.3          (7.7)           4.8
       Exited contractual commitments                            1.9            0.5          (0.6)           1.8
                                                               -----          -----        ------          -----
                                                               $28.2          $13.4        $(17.0)         $24.6
                                                               =====          =====        ======          =====

   * Cash paid for restructuring activities was $11.7 million in the first quarter of 2002 and $49.7 million in the full year 2001.

   The facility and other exit cost reserves of $18.0 million at March 31, 2002 are primarily related to future minimum lease payments on a vacated Levolor/Hardware European facility and closure costs related to six additional facilities (one at Rubbermaid, one at Parker/Eldon, two at Levolor/Hardware and two at Calphalon/WearEver). Severance reserves of $4.8 million at March 31, 2002 are primarily related to payments to approximately 25 former Newell executives who are receiving severance payments under employment agreements. As of March 31, 2002, $1.8 million of reserves remain for restructuring charges recorded in 1999 for contractual commitments on abandoned Rubbermaid computer software.






























   NOTE 4 - INVENTORIES

   Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (IN MILLIONS):

                                                   March 31,   December 31,
                                                     2002          2001
                                                     ----          ----
    Materials and supplies                          $186.9        $223.2
    Work in process                                  186.6         162.0
    Finished products                                773.9         728.6
                                                   -------       -------
                                                  $1,147.4      $1,113.8
                                                  ========      ========

   NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

   Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. Depreciation expense is calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Maximum useful lives determined by the Company are: buildings and improvements (20 to 40 years) and machinery and equipment (3 to 12 years). Property, plant and equipment consisted of the following (IN MILLIONS):

                                                   March 31,   December 31,
                                                     2002          2001
                                                     ----          ----
    Land                                             $58.7         $59.5
    Buildings and improvements                       724.3         732.5
    Machinery and equipment                        2,564.1       2,546.2
                                                  --------      --------
                                                   3,347.1       3,338.2
    Accumulated depreciation                      (1,701.7)     (1,649.0)
                                                  --------      --------
                                                  $1,645.4      $1,689.2
                                                  ========      ========


   NOTE 6 - LONG-TERM DEBT

   The following is a summary of long-term debt (IN MILLIONS):

                                                   March 31,   December 31,
                                                     2002          2001
                                                     ----          ----
    Medium-term notes                             $1,512.5      $1,012.5
    Commercial paper                                 153.0         707.5
    Preferred debt securities                        450.0         450.0
    Other long-term debt                               2.7           2.5
                                                   -------       -------
         Total debt                                2,118.2       2,172.5
    Current portion of long-term debt               (553.0)       (807.5)
                                                   -------
         Long-term Debt                           $1,565.2      $1,365.0
                                                   =======       =======


   On March 11, 2002 the Company issued $500.0 million of Senior Notes with five-year and 10-year maturities. The $500.0 million Senior Notes were priced in two tranches: $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. The five-year notes were swapped at a floating rate of six months Libor plus a credit spread of 75.55 basis points, resulting in an all in rate of 2.98% for the first six months. The proceeds of this issuance were used to pay down commercial paper. This issuance is reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.


































   NOTE 7  - EARNINGS PER SHARE

   The calculation of basic and diluted earnings per share for the quarter ended March 31, 2002 and 2001, respectively, is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):


                                                                           "In the         Convertible
                                                              Basic         Money"          Preferred
                                                              Method      Options (1)    Securities (2)      Diluted Method
                                                              ------      -----------    --------------      --------------
   2002
   ----
   Income before cumulative effect of accounting change        $51.0             -              -                $51.0
   Weighted average shares outstanding                         266.8           0.7              -                267.5
   Earnings per share                                           $0.19                                             $0.19

   Net loss                                                  $(464.0)            -              -              $(464.0)
   Weighted average shares outstanding                         266.8           0.7              -                267.5
   Loss per share                                              $(1.74)                                           $(1.73)


   2001
   ----
   Net income                                                  $38.4             -              -                $38.4
   Weighted average shares outstanding                         266.6           0.2              -                266.8
   Earnings per share                                           $0.14                                             $0.14


   (1) The weighted average shares outstanding for 2002 and 2001 exclude the dilutive effect of approximately 2.3 million and 8.0 million stock options, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective periods.
   (2) The convertible preferred securities are anti-dilutive in 2002 and 2001, and therefore have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $4.4 million and $4.2 million in 2002 and 2001, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in both periods.











   NOTE 8 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

   Accumulated other comprehensive income (loss) encompasses net after-tax unrealized gains or losses on securities available for sale, foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments and is recorded within stockholders' equity.

   The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):


                                             After-Tax       Foreign       After-tax       After-tax      Accumulated
                                             Unrealized     Currency      Derivatives       Minimum          Other
                                                Gain       Translation      Hedging         Pension      Comprehensive
                                               (Loss)         Loss         Gain (Loss)      Liability         Loss
                                             ----------    -----------    ------------     ---------     -------------
   Balance at December 31, 2000                $(1.1)        $(171.8)        $    -          $   -          $(172.9)
   Current year change                           1.1           (41.3)         (14.0)          (4.5)           (58.7)
                                               -----         -------         ------          -----          -------
   Balance at December 31, 2001                    -          (213.1)         (14.0)          (4.5)          (231.6)
   Current year change                             -           (33.5)           1.7              -            (31.8)
                                               -----         -------         ------          -----          -------
   Balance at March 31, 2002                   $   -         $(246.6)        $(12.3)         $(4.5)         $(263.4)
                                               =====         =======         ======          =====          =======

     Total comprehensive income (loss) amounted to the following (IN MILLIONS):

                                                                     March 31,        December 31,
                                                                       2002               2002
                                                                     ---------        -----------
   Net income (loss)                                                  $(464.0)          $264.6
   Foreign currency translation loss                                    (33.5)           (41.3)
   After-tax derivatives hedging gain (loss)                              1.7            (14.0)
   After-tax minimum pension loss                                         -               (4.5)
   After-tax unrealized gain on securities                                -                1.1
                                                                       ------           ------
                                                                      $(495.8)          $205.9
                                                                      =======           ======








     NOTE 9 - INDUSTRY SEGMENTS

     In the first quarter of 2002, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's key account strategy. The four operating segments have been named for leading worldwide brands in the Company's product portfolio. The realignment streamlines what had previously been five operating segments. Last year's amounts have been reclassified to conform with the 2002 presenta-tion. The Company's segment results are as follows (IN MILLIONS):

                                                                             2002               2001
                                                                             ----               ----
      Net Sales (1) (2) - Quarter Ended March 31,
      -------------------------------------------
      Rubbermaid                                                              $621.8             $642.5
      Parker/Eldon                                                             380.3              360.9
      Levolor/Hardware                                                         331.1              331.0
      Calphalon/WearEver                                                       263.8              276.3
                                                                               -----              -----
                                                                            $1,597.0           $1,610.7
                                                                            ========           ========

      Operating Income (3) - Quarter Ended March 31,
      ----------------------------------------------

      Rubbermaid                                                               $55.1              $57.9
      Parker/Eldon                                                              32.8               32.2
      Levolor/Hardware                                                          22.4               22.3
      Calphalon/WearEver                                                        20.8               22.1
      Corporate (4)                                                             (7.5)             (21.4)
                                                                                ----               ----
                                                                               123.6              113.1
      Restructuring Costs (5)                                                  (13.4)             (10.0)
                                                                                ----               ----
                                                                              $110.2             $103.1
                                                                               -----              -----

      Identifiable Assets - At March 31 and December 31,
      --------------------------------------------------
      Rubbermaid                                                            $1,513.0           $1,551.3
      Parker/Eldon                                                           1,132.2            1,216.8
      Levolor/Hardware                                                         808.7              790.8
      Calphalon/WearEver                                                       746.4              787.4
      Corporate (6)                                                          2,410.0            2,919.8
                                                                             -------            -------
                                                                            $6,610.3           $7,266.1
                                                                             =======            =======

      Capital Expenditures - Quarter Ended March 31,
      ----------------------------------------------
      Rubbermaid                                                               $13.5              $25.0
      Parker/Eldon                                                               8.9               11.7
      Levolor/Hardware                                                           6.4                8.0
      Calphalon/WearEver                                                         5.0               12.2
      Corporate                                                                  2.2                2.8
                                                                               -----              -----
                                                                               $36.0              $59.7
                                                                               =====              =====



      Depreciation and Amortization - Quarter Ended  March 31,
      --------------------------------------------------------
      Rubbermaid                                                               $30.4              $30.9
      Parker/Eldon                                                              15.0               14.6
      Levolor/Hardware                                                           7.2                9.9
      Calphalon/WearEver                                                        10.7               12.1
      Corporate                                                                  4.7               20.1
                                                                               -----              -----
                                                                               $68.0              $87.6
                                                                               =====              =====



     GEOGRAPHIC AREA INFORMATION

                                                                         2002             2001
                                                                         ----             ----
     Net Sales - Quarter Ended March 31,
     -----------------------------------
     United States                                                     $1,174.2         $1,161.1
     Canada                                                                63.7             66.0
                                                                        -------          -------
       North America                                                    1,237.9          1,227.1
     Europe                                                               292.2            306.5
     Central and South America (7)                                         47.9             59.9
     All other                                                             19.0             17.2
                                                                        -------          -------
                                                                       $1,597.0         $1,610.7
                                                                        =======          =======


     Operating Income - Quarter Ended March 31,
     ------------------------------------------
     United States                                                        $92.5            $73.0
     Canada                                                                 4.3              9.6
                                                                           ----             ----
       North America                                                       96.8             82.6
     Europe                                                                 6.9             15.5
     Central and South America                                              2.8              3.6
     All other                                                              3.7              1.4
                                                                           ----             ----
                                                                         $110.2           $103.1
                                                                          =====            =====

     Identifiable Assets (7) - At March 31 and December 31,
     ------------------------------------------------------
     United States                                                     $4,486.3         $5,067.8
     Canada                                                               103.0            118.0
                                                                        -------          -------
       North America                                                    4,589.3          5,185.8
     Europe                                                             1,686.9          1,737.0
     Central and South America                                            280.3            295.7
     All other                                                             53.8             47.6
                                                                        -------          -------
                                                                       $6,610.3         $7,266.1
                                                                        =======          =======

   (1) Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 16% of consolidated net sales in 2002 and 15% in the first quarter of 2001. Sales to no other customer exceeded 10% of consolidated net sales for either period.
   (2)  All intercompany transactions have been eliminated.

   (3) Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization is considered a corporate expense and not allocated to business segments.
   (4) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
   (5) Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Condensed Consolidated Statements of Income (refer to Footnote 3 for additional detail.)
   (6) Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.
   (7)  This category includes Argentina, Brazil, Colombia, Mexico and
        Venezuela.
   (8) Transfers of finished goods between geographic areas are not significant.

   NOTE 10 - ACCOUNTING PRONOUNCEMENTS

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

   In August 2001, the FASB issued FAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001. As of March 31, 2002, the Company's Anchor Hocking Glass business has not been reflected as a discontinued operation pending the results of an administrative hearing, and further discussions with the potential buyer and the FTC as disclosed further in Footnote 2.

   In August 2001, the Emerging Issues Task Force ("EITF") issued EITF No. 01-09 "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Products" which codified and reconciled the Task Force's consensuses in EITF 00-14 "Accounting for Certain Sales Incentives", EITF 00-22 "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to Be Delivered in the Future", and EITF 00-25 "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". These EITFs prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to resellers and end consumers. EITF No. 01-09 did not impact results of operations because the Company recognizes sales incentives upon recognition of revenue and classifies them as reductions of gross revenue and recognizes free goods as a cost of goods sold when shipped, both in accordance with the prescribed rules.

   Refer to Footnote 1 for discussion of FAS No. 141, "Business
   Combinations" and FAS No. 142, "Goodwill and Other Intangible Assets".

   NOTE 11 - CONTINGENCIES

   The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company's products, allegations of infringement of intellectual property, commercial disputes and employment matters, as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

   Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company's legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company's financial statements.

   PART I.

   ITEM 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Results of Operations
   ---------------------

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                        2002         2001
                                                        ----         ----
   Net sales                                           100.0%       100.0%
   Cost of products sold                                73.8         75.7
                                                       -----        -----
   GROSS INCOME                                         26.2         24.3
   Selling, general and
      administrative expenses                           18.7         16.4
   Restructuring costs                                   0.6          0.6
   Trade names and goodwill
      amortization and other                               -          0.9
                                                       -----        -----
   OPERATING INCOME                                      6.9          6.4

   Nonoperating expenses:
         Interest expense                                1.6          2.4
         Other, net                                      0.5          0.2
                                                       -----        -----
   Net nonoperating expenses                             2.1          2.6
   INCOME BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE             4.8          3.8
   Income taxes                                          1.6          1.4
                                                       -----        -----
   NET INCOME BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                        3.2          2.4
   Cumulative effect of accounting change              (32.3)         0.0
                                                       -----        -----
   NET INCOME                                          (29.1)%        2.4%


                   Three Months Ended March 31, 2002 Vs.
                      Three Months Ended March 31, 2001
                   ---------------------------------------

   Net sales for the three months ended March 31, 2002 ("first quarter") were $1,597.0 million, representing a decrease of $13.7 million, or 0.9%, from $1,610.7 million in the comparable quarter of 2001. Growth in sales was more than offset by negative currency exchange impacts and pricing deterioration resulting from competitive pressures. Sales by business segment for the first quarter were as follows, in millions:
                                                  Percentage
                                                  Increase/
                                2002      2001     Decrease
                                ----      ----     --------
    Rubbermaid                 $621.8    $642.5      (3.2)%
    Parker/Eldon (1)            380.3     360.9       5.4
    Levolor/Hardware            331.1     331.0       0.0
    Calphalon/WearEver          263.8     276.3      (4.5)
                                -----     -----
         Total               $1,597.0  $1,610.7      (0.9)%
                              =======   =======

   Primary reasons for changes:

   (1)  Internal sales growth.

   * Internal sales growth/decline is defined by the Company as growth/decline from its core businesses, which include continuing businesses owned more than one year and minor acquisitions.

   Gross income as a percentage of net sales in the first quarter of 2002 was 26.2%, or $419.1 million, versus 24.3%, or $391.8 million, in the comparable quarter of 2001. Excluding $6.7 million ($4.4 million after taxes) of items relating to recent acquisitions and product line exits, gross income for the first quarter of 2002 was $425.8 million, or 26.7% of net sales. In the comparable period of 2001, excluding $3.1 million ($2.0 million after taxes) of items relating to recent acquisition and product line exits, gross income was $394.9 million, or 24.5% of net sales. The improvement in gross income is primarily due to the implementation of productivity initiatives throughout the Company and the positive impact of a change in product mix.

   Selling, general and administrative expenses ("SG&A") in the first quarter of 2002 were 18.7% of net sales, or $299.2 million, versus 16.4%, or $264.6 million, in the comparable quarter of 2001.

   Excluding $3.3 million ($2.2 million after taxes) of items relating to recent acquisitions, SG&A in the first quarter of 2002 was $295.9 million, or 18.5% of net sales. In the comparable period of 2001, excluding $1.1 million ($0.7 million after taxes) of items relating to recent acquisitions, SG&A was $263.5 million or 16.4% of net sales. SG&A increased primarily as a result of increased investment in new product development and planned marketing initiatives, including the Company's
   Key Account and Phoenix Programs, supporting the Company's brand portfolio and key account strategy.

   In April 2001, the Company introduced the Key Account Program, establishing sales organizations specifically for Wal*Mart, The Home Depot and Lowe's. As part of this program, the company established President-level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with "one face" to enhance the Company's response time and understanding of the customer's needs, to support the best possible relationship.

   In July 2001, the Company introduced its Phoenix Program. This initiative is an action-oriented field sales force consisting of approximately 500 recent university graduates. The team works in the field, primarily within our Key Account structure, performing product demonstrations, merchandising product, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Key Account Program, to maximize shelf space potential. Impact from this initiative is expected to drive revenue growth through shelf space gains.

   During 2001 the Company announced a three-year restructuring plan intended to streamline the Company's supply chain to enhance the Company's position as a low cost supplier to major mass merchandisers. The plan consists of reducing worldwide headcount and consolidating duplicate manufacturing and distribution facilities. In the first quarter of 2002, the Company recorded a pre-tax restructuring charge of $9.8 million ($6.5 million after taxes). This charge included $6.3 million of severance costs and $3.5 million of facility exit costs. In the first quarter of 2001, the Company recorded a pre-tax restructuring charge of $10.0 million ($6.3 million after taxes).
   This charge included $1.5 million of facility exit costs, $5.9 million of severance costs and $2.6 million of other transaction costs.

   In the first quarter of 2002 the Company adopted the provisions of FAS No. 142 "Goodwill and Other Intangible Assets". In accordance with this standard, goodwill will no longer be amortized but will be subject to annual assessment for impairment by applying a fair-value-based test. Goodwill amortization in the first quarter of 2001 was 0.9% of net sales or $14.1 million. The Company anticipates that the application of the nonamortization provisions of FAS 142 will increase annual net income in 2002 and subsequent years by approximately $41.0 million, after tax, or $0.15 per share. See footnote 1 to the condensed consolidated financial statements for a review of this provision.

   Operating income in the first quarter of 2002 was 6.9% of net sales, or $110.2 million, versus operating income of 6.4% or $103.1 million, in the comparable quarter of 2001. Excluding restructuring costs and other items in 2001 and 2002, operating income in the first quarter of 2002 was 8.1% of net sales, or $130.0 million, versus 7.3% of net sales, or $117.3 million, in the first quarter of 2001. The increase in operating margins was primarily due to the implementation of a productivity initiative throughout the Company.

   Net nonoperating expenses in the first quarter of 2002 were 2.1% of net sales, or $33.0 million, versus net nonoperating expenses of 2.6%, or $42.1 million, in the comparable quarter of 2001. Net nonoperating expenses decreased primarily as a result of a reduction in interest expense related to declining interest rates in the first quarter of 2002 in comparison to the same period of 2001.

   The effective tax rate was 34% in the first quarter of 2002 versus 37% in the first quarter of 2001. This lower rate reflects the benefit of the accounting change relating to goodwill amortization for financial reporting purposes, the full year impact of 2001 tax rate initiatives and continued projected foreign losses.

   Net income before cumulative effect of accounting change for the first quarter of 2002 was $51.0 million, compared to net income of $38.4 million in the first quarter of 2001. Diluted earnings per share based on net income before cumulative effect of accounting change were $0.19 in the first quarter of 2002 compared to $0.14 in the first quarter of 2001. Excluding 2002 restructuring costs and other pre-tax items of of $19.8 million ($13.0 million after taxes) and 2001 restructuring costs and other pre-tax items of $14.2 million ($9.0 million after taxes), net income before cumulative effect of accounting change increased $16.6 million or 35.0% to $64.0 million in the first quarter of 2002 from $47.4 million in 2001. Diluted earnings per share, calculated on the same basis, increased 33.3% to $0.24 in the first quarter of 2002 from $0.18 in the first quarter of 2001. The increase in net income and earnings per share was primarily due to the implementation of the company's productivity, collaboration and streamlining initiatives and the initial results of key strategic investments necessary to generate future growth.

   During the first quarter of 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, which resulted in an impairment charge of $514.9 million, net of tax.

   The net loss for the first quarter of 2002 was $464.0 million, compared to net income of $38.4 million in the first quarter of 2001. Diluted earnings per share based on net income were $(1.73) in the first quarter of 2002 compared to $0.14 in the first quarter of 2001. These declines were due to the goodwill impairment charge described above.

   Liquidity and Capital Resources
   -------------------------------

   Sources:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided from operating activities in the first three months ended March 31, 2002 was $122.5 million compared to $124.1 million for the comparable period of 2001. The Company generated free cash flow (defined by the Company as cash provided by operating activities less capital expenditures and dividends) of $30.4 million for the first quarter of 2002 compared to $8.3 million for the first quarter of 2001. The increase in free cash flow is primarily due to a managed reduction in capital expenditures and an emphasis on changes in working capital.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks, which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at March 31, 2002 totaled $29.7 million.

   The Company has a revolving credit agreement of $1,300.0 million that will terminate in August 2002. The Company intends to extend the revolving credit agreement beyond 2002. At March 31, 2002, there were no borrowings under the $1,300.0 million revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1,300.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At March 31, 2002, $153.0 million (principal amount) of commercial paper was outstanding. Because the backup revolving credit agreement expires in August 2002, the entire $153.0 million is classified as current portion of long-term debt. The Company plans to extend maturities by replacing a portion of current debt with longer-term debt facilities. By extending maturities, the Company can reduce its reliance on the current commercial paper program.

   The revolving credit agreement permits the Company to borrow funds on a variety of interest rate terms. This agreement requires, among other things, that the Company maintain a certain Total Indebtedness to Total Capital Ratio, as defined in the agreement. As of March 31, 2002, the Company was in compliance with this agreement.

   The Company had outstanding at March 31, 2002 a total of $1,512.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 5.5%. Of the outstanding amount of medium-term notes, $400.0 million is classified as current portion of long-term debt and the remainder of $1,112.5 million is classified as long-term debt. A universal shelf registration statement became effective in July 1999. As of March 31, 2002, the Company's debt and equity securities were fully issued under the shelf.

   On March 11, 2002 the Company issued $500.0 million of Senior Notes with five-year and 10-year maturities. The $500.0 million Senior
   Notes were priced in two tranches: $250.0 million in 6.00% Senior
   Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. The five-year notes were swapped at a floating rate of six months Libor plus a credit spread of 75.55 basis points, resulting in an all in rate of 2.98% for the first six months. The proceeds of this issuance were used to pay down commercial paper. This issuance is reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity which is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in the Company's receivables. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to a financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded on the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper. Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's long-term senior unsecured debt rating falling below Baa2 (Moody's) or BBB (Standard & Poors') and certain levels of accounts receivable write-offs. As of March 31, 2002, the Company was in compliance with the agreement.

   Uses:
   ----

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash provided by acquisitions was $11.3 million for the first three months of 2002. In comparison, cash used for acquisitions and deferred payments on prior acquisitions was $15.4 million in the first three months 2001. In the first three months of 2002, the Company received proceeds of approximately $17.5 million related to the
   Gillette transaction.   In the first three months of 2001, the Company
   made minor acquisitions for cash purchase prices totaling $6.6 million. All of these acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   In the first three months of 2002, the Company made payments on long-term debt, net of proceeds, of $46.0 million compared to net additional borrowings of $0.4 million in the year ago period. The Company's ability to pay down additional debt was due primarily to increased focus on working capital management (primarily inventory and accounts payable) and current year cash earnings.

   Cash used for restructuring activities was $11.7 million and $5.3 million in the first three months of 2002 and 2001, respectively. Such cash payments represent primarily employee termination benefits and other merger expenses.

   Capital expenditures were $36.0 million and $59.7 million in the first three months of 2002 and 2001, respectively. The decrease in capital expenditures is primarily due to a Company wide effort to effectively manage and reduce these expenditures. Aggregate dividends paid were $56.0 million during both the first three months of 2002 and 2001.

   Retained earnings decreased in the first three months of 2002 by $520.1 million. Retained earnings decreased in the first three months of 2001 by $17.6 million. The difference between the first quarter of 2001 and 2002 was primarily due the goodwill impairment charge in 2002 of $514.9 million, net of tax.

   Working capital at March 31, 2002 was $566.2 million compared to $316.8 million at December 31, 2001. The current ratio at March 31, 2002 was 1.26:1 compared to 1.13:1 at December 31, 2001.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .42:1 at March 31, 2002 and .43:1 at December 31, 2001.

   On April 30, 2002 the Company acquired American Tool Companies, Inc., a leading manufacturer of hand tools and power tool accessories, in which Newell Rubbermaid already held a 49.5% stake. The purchase price of $419.0 million includes cash for the majority shareholder's equity and the assumption of 100% of American Tool's debt. With fiscal 2001 revenue of $443.6 million and manufacturing and distribution facilities around the world, the American Tool deal marks a significant expansion and enhancement of the company's product lines and customer base, launching it squarely into the estimated $10 billion-plus global market for hand tools and power tool accessories. This acquisition was paid for with proceeds obtained from the issuance of commercial paper.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

                       Legal and Environmental Matters
                       -------------------------------

   The Company is subject to legal proceedings and claims, including various environmental matters, in the ordinary course of its business. Such legal proceedings are more fully described in footnote 15 to the Company's consolidated financial statements for the year ended December 31, 2001. Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company's legal proceedings, including any amounts it may have to pay in excess of amounts reserved, will not have a material effect on the Company's consolidated financial statements.

   INTERNATIONAL OPERATIONS

   The Company's business in the United States is growing at a faster pace than its non-U.S. business. For the quarters ended March 31, 2002 and 2001, the Company's non-U.S. business accounted for approximately 26.5% and 27.9% of net sales, respectively. Growth of both U.S. and non-U.S. businesses is shown below:

   Quarter Ended March 31,             2002          2001       % Change
   (In millions)

   Net sales:
   - U.S.                            $1,174.2      $1,161.1       1.1%
   - Non-U.S.                           422.8         449.6      (6.0)%
                                     --------      --------
                                     $1,597.0      $1,610.7      (0.9)%
                                     ========      ========

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

   The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form:

      *  offsetting or netting of like foreign currency flows,
      * structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk,
      * converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and
      * avoidance of risk by denominating contracts in the appropriate functional currency.

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

   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at March 31, 2002 as they represent hypothetical not realized losses.

                          March 31,
                             2002      Time Period   Confidence Level
                          ---------    -----------   ----------------
    (In millions)
       Interest rates        $15.3        1 day             95%
       Foreign exchange       $0.2        1 day             95%

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

   After the dual currency phase, all businesses in participating countries must conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company has completed this conversion process and believes its information systems are Euro compliant. As a result of the Euro conversion, the Company experienced no adverse impact to its business or financial condition on a consolidated basis.

   FORWARD LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, capital expenditures, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, the Euro conversion process and related risks, impact of changes in accounting standards, legal proceedings and claims (including environmental matters), future economic performance, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking information. The Company cautions that forward-looking statements are not guarantees since there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 of this Report.

   PART I.   FINANCIAL INFORMATION

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

   PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company's products, allegations of infringement of intellectual property, commercial disputes and employment matters, as well as the environmental matters described below. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

   As of March 31, 2002, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   The Company's estimate of environmental response costs associated with these matters as of March 31, 2002 ranged between $12.3 million and $16.2 million. As of March 31, 2002, the Company had a reserve equal to $13.9 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

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

   Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company's legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company's financial statements.

   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

        (b)  12.  Statement of Computation of Ratio of Earnings to Fixed
                  Charges

             99.  Safe Harbor Statement

        (b)  Reports on Form 8-K:

                  Registrant filed a Report on Form 8-K dated March 11,
             2002, reporting the entering into of an Underwriting
             Agreement with respect to the offering and sale of $500.0 million of unsecured and unsubordinated notes.

                  Registrant filed a Report on Form 8-K dated April 1,
             2002 and a Report on Form 8-K/A dated April 3, 2002, reporting a change in the Company's certifying accountant.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      NEWELL RUBBERMAID INC.
                                      Registrant


    Date: May 13, 2002                /s/ William T. Alldredge
                                      ----------------------------------
                                      William T. Alldredge
                                      President - Corporate Development
                                        and Chief Financial Officer


    Date: May 13, 2002                /s/ Brett E. Gries
                                      ----------------------------------
                                      Brett E. Gries
                                      Vice President - Accounting &
                                        Audit