Form 10-Q
period 2002-06-30
NEWELL RUBBERMAID INC
filed 2002-08-13
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 for the Quarterly Period Ended June 30, 2002

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

                  Yes /x/                    No /  /

   Number of shares of common stock outstanding (net of treasury shares) as of July 24, 2002: 267,171,518.












   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  Quarter Ended June 30,      Six Months Ended June 30,
                                                                   2002           2001           2002           2001
                                                                   ----           ----           ----           ----
      Net sales                                                 $1,894,990     $1,724,653    $3,491,998       $3,335,389
      Cost of products sold                                      1,374,404      1,271,118     2,552,298        2,490,078
                                                                ----------     ----------    ----------       ----------
         GROSS INCOME                                              520,586        453,535       939,700          845,311

      Selling, general and administrative expenses                 330,039        278,459       629,194          543,066
      Restructuring costs                                            8,852          7,695        18,639           17,674
      Goodwill amortization                                           -            14,182          -              28,255
                                                                ----------     ----------    ----------       ----------
         OPERATING INCOME                                          181,695        153,199       291,867          256,316

      Nonoperating expenses:
         Interest expense                                           29,313         35,596        54,373           74,917
         Other, net                                                 18,106          3,306        26,000            6,115
                                                                ----------     ----------    ----------       ----------
         Net nonoperating expenses                                  47,419         38,902        80,373           81,032
                                                                ----------     ----------    ----------       ----------
         INCOME BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 134,276        114,297       211,494          175,284
      Income taxes                                                  45,654         42,290        71,908           64,856
                                                                ----------     ----------    ----------       ----------
         INCOME BEFORE CUMULATIVE
            EFFECT OF ACCOUNTING CHANGE                             88,622         72,007       139,586          110,428
      Cumulative effect of accounting change, net of tax              -              -         (514,949)            -
                                                                ----------     ----------     ---------       ----------
            NET INCOME (LOSS)                                      $88,622        $72,007     ($375,363)        $110,428
                                                                ==========     ==========      ========        =========
      Weighted average shares outstanding:
         Basic                                                     267,032        266,648       266,929          266,633
         Diluted                                                   268,045        266,813       267,750          266,881
      Earnings (loss) per share:
         Basic
            Before cumulative effect of accounting change            $0.33          $0.27         $0.52            $0.41
            Cumulative effect of accounting change                       -              -         (1.93)               -
                                                                     -----          -----         -----            -----
            Net income (loss) per common share                       $0.33          $0.27        ($1.41)           $0.41
                                                                     =====          =====         =====            =====


                                                                 Quarter Ended June 30,      Six Months Ended June 30,
                                                                  2002           2001           2002           2001
                                                                  ----           ----           ----           ----
         Diluted
            Before cumulative effect of accounting
               change                                                $0.33          $0.27         $0.52            $0.41
            Cumulative effect of accounting change                       -              -         (1.92)               -
                                                                     -----          -----         -----            -----
            Net income (loss) per common share                       $0.33          $0.27        ($1.40)           $0.41
                                                                     =====          =====         =====            =====

      Dividends per share                                            $0.21          $0.21         $0.42            $0.42


   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.





































                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                  June 30,   December 31,
                                                    2002         2001
                                                  --------   ------------
                                                 (UNAUDITED)
    ASSETS
    CURRENT ASSETS:
       Cash and cash equivalents                    $10,068        $6,802
       Accounts receivable, net                   1,429,215     1,298,177
       Inventories, net                           1,290,715     1,113,797
       Deferred income taxes                        224,269       238,468
       Prepaid expenses and other                   208,182       193,408
                                                 ----------    ----------
       TOTAL CURRENT ASSETS                       3,162,449     2,850,652

    LONG-TERM INVESTMENTS                                 -        79,492
    OTHER ASSETS                                    308,767       293,245
    PROPERTY, PLANT AND EQUIPMENT, NET            1,776,533     1,689,152
    GOODWILL, NET                                 1,851,301     2,069,715
    OTHER INTANGIBLE ASSETS, NET                    298,414       283,866
                                                 ----------    ----------
       TOTAL ASSETS                              $7,397,464    $7,266,122
                                                 ==========    ==========


   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
























                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONT.)
                            (DOLLARS IN THOUSANDS)

                                                                                    June 30,              December 31,
                                                                                      2002                    2001
                                                                                    --------              ------------
                                                                                   (UNAUDITED)
     LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
        Notes payable                                                                $ 30,483                 $19,104
        Accounts payable                                                              655,792                 501,259
        Accrued compensation                                                          123,906                 124,660
        Other accrued liabilities                                                     917,553                 936,146
        Income taxes                                                                  141,878                 145,183
        Current portion of long-term debt                                             300,165                 807,500
                                                                                   ----------              ----------
        TOTAL CURRENT LIABILITIES                                                   2,169,777               2,533,852

     LONG-TERM DEBT                                                                 2,216,541               1,365,001

     OTHER NONCURRENT LIABILITIES                                                     399,467                 359,526
     DEFERRED INCOME TAXES                                                             83,417                  73,685
     MINORITY INTEREST                                                                  2,504                     685
     COMPANY-OBLIGATED MANDATORILY
        REDEEMABLE CONVERTIBLE PREFERRED
        SECURITIES OF A SUBSIDIARY TRUST                                              499,997                 499,997

     STOCKHOLDERS' EQUITY:
        Common stock, authorized shares,                                              282,812                 282,376
           800.0 million at $1.00 par value;
           Outstanding shares:
              2002   -   282.8 million
              2001   -   282.4 million
        Treasury stock, at cost;                                                     (409,557)               (408,457)
           Shares held:
              2002   -   15.7 million
              2001   -   15.6 million
           Additional paid-in capital                                                 230,102                 219,823
           Retained earnings                                                        2,083,610               2,571,255
           Accumulated other comprehensive loss                                      (161,206)               (231,621)
                                                                                   ----------              ----------
     TOTAL STOCKHOLDERS' EQUITY                                                     2,025,761               2,433,376
                                                                                   ----------              ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $7,397,464              $7,266,122
                                                                                   ==========              ==========

   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED, IN THOUSANDS)

                                                                                    Six Months Ended June 30,
                                                                                 2002                        2001
                                                                                 ----                        ----
     OPERATING ACTIVITIES:
     Net income (loss)                                                        ($375,363)                    $110,428
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
        Cumulative effect of accounting change                                  514,949                         -
        Depreciation and amortization                                           146,417                      167,404
        Deferred income taxes                                                    38,134                        3,395
        Noncash restructuring charges                                             6,107                        7,972
        Other                                                                    13,311                        1,620
     Changes in current accounts excluding the
        Effects of acquisitions:
        Accounts receivable                                                     (53,196)                     (71,259)
        Inventories                                                             (87,338)                     (26,739)
        Other current assets                                                    (13,827)                      14,876
        Accounts payable                                                        132,820                       88,332
        Accrued liabilities and other                                           (23,311)                      63,728
                                                                               --------                     --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                  298,703                      359,757
                                                                               --------                     --------

     INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                        (228,821)                     (16,383)
     Expenditures for property, plant and equipment                            (101,157)                    (124,273)
     Disposals of noncurrent assets and other                                     6,907                       17,684
                                                                               --------                     --------
     NET CASH USED IN INVESTING ACTIVITIES                                     (323,071)                    (122,972)
                                                                               --------                     --------

     FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                             520,754                       12,675
     Payments on notes payable and long-term debt                              (391,031)                    (143,531)
     Cash dividends                                                            (112,115)                    (111,990)
     Proceeds from exercised stock options and other                              9,448                          992
                                                                               --------                     --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         27,056                     (241,854)
                                                                               --------                     --------

     Exchange rate effect on cash                                                   578                       (1,666)
                                                                               --------                     --------

     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             3,266                       (6,735)
     Cash and cash equivalents at beginning of year                               6,802                       22,525
                                                                               --------                     --------

                                                                                    Six Months Ended June 30,
                                                                                 2002                        2001
                                                                                 ----                        ----
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $10,068                      $15,790
                                                                               ========                     ========

     Supplemental cash flow disclosures
        cash paid during the period for:
           Interest, net of amounts capitalized                                 $40,988                      $81,457
           Income taxes, net of refunds                                          25,546                      (27,643)


   SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


   NOTE 1 - GENERAL INFORMATION

   The unaudited condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission, and reflect all adjustments necessary to present a fair statement of the results for the periods reported, subject to normal recurring quarter-end adjustments, none of which is expected to be material. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   SEASONAL VARIATIONS: The Company's product groups are only moderately affected by seasonal trends. The Rubbermaid and Calphalon/WearEver business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Levolor/Hardware business segment typically has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Parker/Eldon business segment typically has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales generally do not fluctuate significantly, unless there had been a major acquisition.

   TRADE NAMES AND GOODWILL: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The statements also required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and established new criteria for recording intangible assets separate from goodwill.

   Pursuant to the adoption of SFAS No. 142, all amortization expense on trade names and goodwill ceased on January 1, 2002. During 2001 and the first quarter of 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and recorded a pre-tax goodwill impairment charge of

   $538.0 million in the first quarter of 2002 (with an after-tax charge totaling $514.9 million). In determining this amount of goodwill impairment, the Company measured the impairment loss as the excess of the carrying amount of goodwill over the implied fair value of goodwill. In addition, the Company will test again for impairment if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There are no additional impairment charges anticipated for 2002.

   Goodwill represented the excess of cost over identifiable net assets of businesses acquired. Prior to the adoption of SFAS No. 142, trade names acquired in business combinations were not typically recognized separately from goodwill. Through the year ended December 31, 2001, trade names and goodwill were amortized over 40 years and other identifiable intangible assets were amortized over 5 to 20 years. Upon adoption of SFAS No. 142, certain trade names have not been "carved-out" from goodwill as they had not been identified and measured at fair value in the initial recording of a business combination.

   A summary of changes in the Company's goodwill during the six months ended June 30, 2002 is as follows (IN MILLIONS):

    Balance at December 31, 2001         $2,069.7
    Acquisitions and adjustments
       American Tool                        297.6
       Other                                 22.0
                                        ---------
                                            319.6
                                        ---------
    Impairments -
       Levolor/Hardware segment           (322.0)
       Parker/Eldon segment               (126.9)
       Calphalon/WearEver segment          (89.1)
                                         --------
                                          (538.0)
                                         --------
    Balance at June 30, 2002             $1,851.3
                                         ========

   The results of operations on a pro forma basis for the quarter and six months ended June 30, restated as though the amortization of trade names and goodwill had been discontinued on January 1, 2001 are as follows (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

                                                             Quarter Ended June 30,             Six Months Ended June 30,
                                                              2002             2001              2002              2001
                                                              ----             ----              ----              ----
      Reported income before cumulative
         effect of accounting change                          $88.6            $72.0            $139.5            $110.4
      Cumulative effect of accounting change,
         net of tax                                               -                -            (514.9)                -
                                                              -----            -----            ------            ------
      Reported net income (loss)                               88.6             72.0            (375.4)            110.4
      Add back:  Goodwill and trade name
         amortization, net of tax                                 -             16.2                 -              26.6
                                                              -----            -----            ------            ------
      Adjusted net income (loss)                              $88.6            $88.2           ($375.4)           $137.0
                                                              =====            =====            ======            ======


      Reported basic net income (loss) per share              $0.33            $0.27            ($1.41)            $0.41
      Add back:  Goodwill and trade name
         amortization, net of tax                                 -             0.06                 -              0.10
                                                              -----            -----            ------            ------
      Adjusted basic net income (loss)
         per share                                            $0.33            $0.33            ($1.41)            $0.51
                                                              =====            =====            ======            ======


      Reported diluted net income (loss)
         per share                                            $0.33            $0.27            ($1.40)            $0.41
      Add back:  Goodwill and trade name
         amortization, net of tax                                 -             0.06                 -              0.10
                                                              -----            -----            ------            ------
      Adjusted diluted net income (loss)
         per share                                            $0.33            $0.33            ($1.40)            $0.51
                                                              =====            =====            ======            ======

   NOTE 2 - ACQUISITIONS AND DIVESTITURES

   ACQUISITIONS:

   On April 30, 2002, the Company completed the purchase of American Tool Companies, Inc. ("American Tool"), a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in American Tool, which had been accounted for under the equity method prior to acquisition. This purchase marks a significant expansion and enhancement of the Company's product lines and customer base, launching it squarely in the estimated $10 billion-plus global market for hand tools and power tool accessories. The preliminary purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in American Tool debt and $27 million of transaction costs. The purchase price is subject to adjustment based on the final closing balance sheet. At the time of acquisition, the Company paid off American Tool's senior debt, senior subordinated debt and debt under their revolving credit agreement. The Company is in the process of obtaining third party valuations of certain financial positions; thus, the allocation of the purchase price is subject to change.

   Other than the American Tool purchase, the Company has not made any significant acquisitions in 2002 or 2001. Other acquisitions aggregated approximately $5.3 million and $6.5 million in the first six months of 2002 and 2001, respectively, and $58.1 for the calendar year 2001.

   The 2002 and 2001 transactions were all accounted for as purchases; therefore, results of operations are included in the accompanying Condensed Consolidated Financial Statements since their respective acquisition dates. The purchase prices for the 2002 acquisitions have been allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's final integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the financial statements. The preliminary purchase price allocations for the first and second quarter 2002 acquisitions and the final purchase price allocations for all the 2001 acquisitions resulted in goodwill of approximately $328 million.

   The unaudited consolidated results of operations on a pro forma basis (as though the 2002 acquisition of the American Tool business had been completed on January 1, 2001) are as follows (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

    SIX MONTHS ENDED JUNE 30,                       2002          2001
                                                    ----          ----
    Net sales                                    $3,638.9       $3,776.1
    Income before accounting change                 139.6          110.6
    Basic earnings per share before
      accounting change                             $0.52          $0.41
    Net income (loss)                              (375.3)         110.6
    Basic earnings (loss) per share                ($1.41)         $0.41

   WITHDRAWN DIVESTITURE:

   On June 18, 2001, the Company announced an agreement for the sale of Anchor Hocking. On January 14, 2002, the Federal Trade Commission (the "FTC") filed a complaint seeking to enjoin the sale of Anchor. On January 21, 2002, the Company signed an amended agreement with the buyer to divest Anchor, excluding the foodservice business because the FTC alleged the sale of Anchor to the current buyer could reduce competition in the market for glassware in the foodservice industry.
   On April 22, 2002, the U.S. District Court for the District of Columbia granted the FTC's motion for a preliminary injunction.

   On June 10, 2002, the Company announced that it had withdrawn plans to sell its Anchor Hocking glass business to Libbey Inc. and will continue to operate the business as part of its broad housewares portfolio. Transaction costs approximating $13.6 million were recorded as Nonoperating Expenses in the second quarter.

   NOTE 3 - RESTRUCTURING COSTS

   During 2002 and 2001, the Company recorded restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this restructuring plan, management intends to streamline the Company's supply chain to enable it to be the low cost global provider throughout the Company's product portfolio. The plan's terms include reducing worldwide headcount by approximately 3,000 people over the three years beginning in 2001, and consolidating duplicative manufacturing facilities. In the first six months of 2002, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 850 employees, as described in the table below. Under the restructuring plan, 22 facilities have been exited and headcount has been reduced by 2,550 employees.

   Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following (IN MILLIONS):

                                                                 Quarter Ended                  Six Months Ended
                                                                    June 30,                        June 30,
                                                                 -------------                  ----------------
                                                               2002         2001                2002         2001
                                                               ----         ----                ----         ----
      Facility and other exit costs                            $1.8         $1.8                $4.7         $3.3
      Employee severance and termination benefits               7.0          3.9                13.3          9.8
      Exited contractual commitments                            0.1            -                 0.6            -
      Other                                                       -          2.0                   -          4.6
                                                               ----         ----               -----        -----
         Recorded as Restructuring Costs                        8.9          7.7                18.6         17.7
      Discontinued Product Lines (in Cost of Sales)             0.5            -                 4.1            -
                                                               ----         ----               -----        -----
         Total Costs Related to Restructuring Plans            $9.4         $7.7               $22.7        $17.7
                                                               ====         ====               =====        =====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. A summary of the Company's restructuring plan reserves is as follows (IN MILLIONS):

                                                       12/31/00                  COSTS      6/30/01
                                                        BALANCE    PROVISION   INCURRED*    BALANCE
                                                       --------    ---------   --------     -------
      Facility and other exit costs                       $11.8       $3.3       ($7.1)        $8.0
      Employee severance and termination benefits           3.3        9.8        (6.7)         6.4
      Exited contractual commitments                        4.6          -        (1.3)         3.3
      Other                                                 2.2        4.6        (2.0)         4.8
                                                          -----      -----       -----        -----
                                                          $21.9      $17.7      ($17.1)       $22.5
                                                          =====      =====       =====        =====

                                                       12/31/01                  COSTS      6/30/02
                                                        BALANCE    PROVISION   INCURRED*    BALANCE
                                                       --------    ---------   --------     -------
      FACILITY AND OTHER EXIT COSTS                       $20.1       $8.8      ($11.6)       $17.3
      Employee severance and termination benefits           6.2       13.3       (15.3)         4.2
      Exited contractual commitments                        1.9        0.6        (0.7)         1.8
                                                          -----      -----       -----        -----
                                                          $28.2      $22.7      ($27.6)       $23.3
                                                          =====      =====       =====        =====

   * Cash paid for restructuring activities was $21.7 million and $12.5 million in the first six months of 2002 and 2001, respectively.

   The facility and other exit cost reserves of $17.3 million at June 30, 2002 are primarily related to future minimum lease payments on a vacated Levolor/Hardware European facility and closure costs related to six additional facilities (one at Rubbermaid, one at Parker/Eldon, two at Levolor/Hardware and two at Calphalon/WearEver). Severance reserves of $4.2 million at June 30, 2002 are primarily related to payments to approximately 33 former Newell executives who are receiving severance payments under employment agreements. As of June 30, 2002, $1.8 million of reserves remain for restructuring charges recorded in 1999 for contractual commitments on abandoned Rubbermaid computer software.

   NOTE 4 - INVENTORIES

   Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (IN MILLIONS):

                                  June 30,   December 31,
                                    2002         2001
                                  --------   ------------

    Materials and supplies          $241.1       $223.2
    Work in process                  200.6        162.0
    Finished products                849.0        728.6
                                  --------     --------
                                  $1,290.7     $1,113.8
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

                                     June 30,        December 31,
                                       2002              2001
                                     --------        ------------

    Land                               $63.0               $59.5
    Buildings and improvements         779.7               732.5
    Machinery and equipment          2,727.8             2,546.2
                                    --------            --------
                                     3,570.5             3,338.2
    Accumulated depreciation        (1,794.0)           (1,649.0)
                                    --------            --------
                                    $1,776.5            $1,689.2
                                    ========            ========

   NOTE 6 - LONG-TERM DEBT

   The following is a summary of long-term debt (IN MILLIONS):

                                         June 30,    December 31,
                                           2002          2001
                                         --------    ------------
    Medium-term notes                    $1,412.5      $1,012.5
    Commercial paper                        644.6         707.5
    Preferred debt securities               450.0         450.0
    Other long-term debt                      9.6           2.5
                                         --------      ---------
       Total debt                         2,516.7       2,172.5
    Current portion of long-term debt      (300.2)       (807.5)
                                         --------      --------
       Long-term Debt                    $2,216.5      $1,365.0
                                         ========      ========

   The revolving credit agreement (and related commercial paper), medium term notes and mandatorily redeemable convertible preferred securities are all unsecured.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity that is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company's United States trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company. Under the circumstances, the Company can require that the preferred debt securities be converted into notes that mature in 2008. The entire principal amount thereof is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade and certain levels of accounts receivable write-offs. As of June 30, 2002, the Company was in compliance with the agreement. As of June 30, 2002 and December 31, 2001, the aggregate amount of outstanding receivables sold under the agreement was $722.7 million and $689.3 million, respectively.

   The Company completed a new $1,300.0 million Syndicated Revolving Credit Facility ("Revolver") on June 14, 2002, replacing the existing $1,300.00 revolving credit agreement, which was scheduled to terminate in August 2002. The new Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. At June 30, 2002, there were no borrowings under the Revolver.

   On March 14, 2002 the Company issued $500.0 million of Senior Notes with five-year and ten-year maturities. The $500.0 million Senior Notes consist of $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. On March 12, 2002, the five-year notes were swapped to a floating rate, resulting in a 2.98% rate for the first six months of the swap. The proceeds of this issuance were used to pay down commercial paper. This issuance is reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   NOTE 7 - EARNINGS PER SHARE

   The calculation of basic and diluted earnings per share for the year-to-date period is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):

                                                               "IN THE       CONVERTIBLE
                                                   BASIC        MONEY"        PREFERRED        DILUTED
                                                  METHOD      OPTIONS(1)    SECURITIES(2)      METHOD
                                                  ------      ----------    -------------      -------
      QUARTER ENDED JUNE 30, 2002
      Net income                                   $88.6           -                -           $88.6
      Weighted average shares outstanding          267.0           1.0              -           268.0
      Earnings per share                            $0.33                                        $0.33

      QUARTER ENDED JUNE 30, 2001
      Net income                                   $72.0           -                -           $72.0
      Weighted average shares outstanding          266.6           0.2              -           266.8
      Earnings per share                            $0.27                                        $0.27

      SIX MONTHS ENDED JUNE 30, 2002
      Income before cumulative effect of
         accounting change                        $139.6           -                -          $139.6
      Weighted average shares outstanding          266.9           0.9              -           267.8
      Earnings per share                            $0.52                                        $0.52

      Net loss                                   ($375.4)          -                -         ($375.4)
      Weighted average shares outstanding          266.9           0.9              -           267.8
      Loss per share                               ($1.41)                                      ($1.40)

      SIX MONTHS ENDED JUNE 30, 2001
      Net income                                  $110.4           -                -          $110.4
      Weighted average shares outstanding          266.6           0.3              -           266.9
      Earnings per share                            $0.41                                        $0.41

   (1) The weighted average shares outstanding for the six months ended June 30, 2002 and 2001 exclude approximately 3.7 million and 7.4 million stock options, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective periods and would, therefore, be anti-dilutive.

   (2) The convertible preferred securities are anti-dilutive in 2002 and 2001, and therefore have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $8.8 million and $8.4 million in the six months ended June 30, 2002 and 2001, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in both periods.

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

   The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):

                                                           Foreign       After-tax     After-tax     Accumulated
                                           After-Tax       Currency     Derivatives     Minimum         Other
                                           Unrealized    Translation      Hedging       Pension     Comprehensive
                                          Gain (Loss)        Loss       Gain (Loss)    Liability        Loss
                                          ------------   -----------    -----------    ---------    -------------
      Balance at December 31, 2001           $  -          ($213.1)      ($14.0)        ($4.5)        ($231.6)
      Current year change                       -             62.7          7.7            -             70.4
                                             --------       ------        -----          ----          ------
      Balance at June 30, 2002               $  -          ($150.4)        ($6.3)       ($4.5)        ($161.2)
                                             ========       ======         =====         ====          ======

   Total comprehensive income (loss) amounted to the following (IN
   MILLIONS):

                                                           Quarter Ended June 30,    Six Months Ended June 30,
                                                              2002        2001          2002           2001
                                                              ----        ----          ----           ----
      Net income (loss)                                      $88.6       $72.0        ($375.3)       $110.4
      Foreign currency translation gain (loss)                96.3       (14.6)          62.7         (84.0)
      After-tax derivatives hedging gain (loss)                6.0         8.9            7.7          (8.2)
      After-tax unrealized gain on securities                   -          1.4             -            0.5
                                                            ------       -----         ------         -----
               Comprehensive income (loss)                  $190.9       $67.7        ($304.9)        $18.7
                                                            ======       =====         ======         =====

   NOTE 9 - INDUSTRY SEGMENTS

        In the first quarter of 2002, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's key account strategy. The four operating segments have been named for leading worldwide brands in the Company's product portfolio. The realignment streamlines what had previously been five operating segments. Last year's amounts have been reclassified to conform with the 2002 presentation. The Company's segment results are as follows (IN MILLIONS):

                                            Quarter Ended June 30,          Six Months Ended June 30,
                                              2002          2001              2002            2001
                                              ----          ----              ----            ----
      NET SALES (1) (2)
      Rubbermaid                            $649.9        $628.5          $1,271.7        $1,271.0
      Parker/Eldon                           542.1         505.1             922.5           866.0
      Levolor/Hardware                       447.2         349.4             778.3           680.4
      Calphalon/WearEver                     255.8         241.7             519.5           518.0
                                          --------      --------          --------        --------
                                          $1,895.0      $1,724.7          $3,492.0        $3,335.4
                                          ========      ========          ========        ========

      OPERATING INCOME (3)
      Rubbermaid                             $39.4         $42.8             $94.5          $100.7
      Parker/Eldon                           108.3          96.0             141.1           128.2
      Levolor/Hardware                        41.6          35.3              64.0            57.6
      Calphalon/WearEver                       9.4           9.0              30.2            31.1
      Corporate (4)                           (7.7)        (22.2)            (15.2)          (43.6)
                                          --------      --------          --------         -------
                                             191.0         160.9             314.6           274.0
      Restructuring Costs (5)                 (9.3)         (7.7)            (22.7)          (17.7)
                                           -------      --------          --------        --------
                                            $181.7        $153.2            $291.9          $256.3
                                          ========      ========          ========        ========

      CAPITAL EXPENDITURES
      Rubbermaid                             $37.9         $25.8             $51.4           $50.8
      Parker/Eldon                             7.7          23.7              16.6            35.4
      Levolor/Hardware                        14.2           6.4              20.6            14.4
      Calphalon/WearEver                       2.9          10.7               7.9            22.9
      Corporate                                2.5          (2.0)              4.7             0.8
                                           -------       -------          --------        --------
                                             $65.2         $64.6            $101.2          $124.3
                                          ========      ========          ========        ========




                                                                20







      DEPRECIATION AND
         AMORTIZATION
      Rubbermaid                             $34.0         $30.2             $64.4           $61.1
      Parker/Eldon                            15.6          14.0              30.6            28.6
      Levolor/Hardware                         9.1           5.3              16.3            15.2
      Calphalon/WearEver                      11.0          10.6              21.7            22.7
      Corporate                                8.7          19.7              13.4            39.8
                                           -------       -------          --------        --------
                                             $78.4         $79.8            $146.4          $167.4
                                           =======       =======          ========        ========

                                                                           June 30,    December 31,
      IDENTIFIABLE ASSETS                                                    2002          2001
                                                                           --------    -----------
      Rubbermaid                                                          $1,543.2        $1,551.3
      Parker/Eldon                                                         1,293.7         1,216.8
      Levolor/Hardware                                                     1,227.3           790.8
      Calphalon/WearEver                                                     744.2           787.4
      Corporate (6)                                                        2,589.1         2,919.8
                                                                          --------        --------
                                                                          $7,397.5        $7,266.1
                                                                          ========        ========

     GEOGRAPHIC AREA INFORMATION
                                               Quarter Ended June 30,        Six Months Ended June 30,
                                                2002           2001            2002             2001
                                                ----           ----            ----             ----
      NET SALES
      United States                           $1,380.0       $1,238.5        $2,554.2         $2,399.6
      Canada                                      81.7           79.0           145.4            145.0
                                              --------       --------        --------         --------
        North America                          1,461.7        1,317.5         2,699.6          2,544.6
      Europe (7)                                 328.4          299.4           620.6            605.9
      Central and South America (8)               76.0           85.6           123.9            145.5
      All other                                   28.9           22.2            47.9             39.4
                                              --------       --------        --------         --------
                                              $1,895.0       $1,724.7        $3,492.0         $3,335.4
                                              ========       ========        ========         ========

      OPERATING INCOME
      United States                             $139.2         $114.4          $231.7           $187.4
      Canada                                      10.3           12.2            14.6             21.8
                                              --------        -------        --------         --------
        North America                            149.5          126.6           246.3            209.2
      Europe                                      15.7           13.1            22.6             28.6
      Central and South America                   10.7           12.3            13.5             15.9
      All other                                    5.8            1.2             9.5              2.6
                                              --------       --------        --------         --------
                                                $181.7         $153.2          $291.9           $256.3
                                              ========       ========        ========         ========



                                                                21








                                                                             June 30,     December 31,
      IDENTIFIABLE ASSETS (9)                                                  2002           2001
                                                                             --------     -----------
      United States                                                          $4,923.4        $5,067.8
      Canada                                                                    127.2           118.0
                                                                             --------        --------
        North America                                                         5,050.6         5,185.8
      Europe                                                                  1,982.0         1,737.0
      Central and South America                                                 285.1           295.7
      All other                                                                  79.8            47.6
                                                                             --------        --------
                                                                             $7,397.5        $7,266.1
                                                                             ========        ========

        1) Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 16% of consolidated net sales in the first six months of 2002 and 2001. Sales to no other customer exceeded 10% of consolidated net sales for either period.
        2)   All intercompany transactions have been eliminated.
        3) Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Goodwill amortization is considered a corporate expense and not allocated to business segments.
        4) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
        5) Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Condensed Consolidated Statements of Income (refer to Note 3 for additional detail.) Restructuring Costs are not allocated to business segments and are not part of Operating Income.
        6) Corporate assets primarily include trade names, goodwill, equity investments and deferred tax assets.
        7) No sales attributed to any individual European country are material.
        8) This category includes Argentina, Brazil, Colombia, Mexico and Venezuela.
        9) Transfers of finished goods between geographic areas are not significant.

   NOTE 10 - ACCOUNTING PRONOUNCEMENTS

   In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement was adopted by the Company on January 1, 2002, and had no impact on earnings.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. The Company is in the process of determining the impact of SFAS No. 146 on the financials, but does not expect a material impact.

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

   PART I

   Item 2.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          JUNE 30,                          JUNE 30,
                                                                     ------------------                 ----------------
                                                                    2002             2001             2002             2001
                                                                    ----             ----             ----             ----
        Net sales                                                   100.0%          100.0%           100.0%           100.0%
        Cost of products sold                                        72.5%           73.7%            73.1%            74.7%
                                                                    -----           -----            -----            -----
                 GROSS INCOME                                        27.5%           26.3%            26.9%            25.3%

        Selling, general and administrative expenses                 17.4%           16.1%            18.0%            16.3%
        Restructuring costs                                           0.5%            0.5%             0.5%             0.5%
        Goodwill amortization                                         -- %            0.8%             -- %             0.8%
                                                                    -----           -----            -----            -----
                 OPERATING INCOME                                     9.6%            8.9%             8.4%             7.7%

        Nonoperating expenses:
                 Interest expense                                     1.5%            2.1%             1.6%             2.2%
                 Other, net                                           1.0%            0.2%             0.7%             0.2%
                                                                    -----           -----             ----            -----
                 Net nonoperating expenses                            2.5%            2.3%             2.3%             2.4%
                                                                    -----           -----             ----            -----
                    INCOME BEFORE INCOME TAXES
                       AND CUMULATIVE EFFECT OF
                       ACCOUNTING CHANGE                              7.1%            6.6%             6.1%             5.3%
        Income taxes                                                  2.4%            2.4%             2.1%             2.0%
                                                                    -----           -----             ----            -----
                    INCOME BEFORE CUMULATIVE EFFECT
                       OF ACCOUNTING  CHANGE                          4.7%            4.2%             4.0%             3.3%

        Cumulative effect of accounting change,
           net of tax                                                 -- %            -- %          (14.7)%             -- %
                                                                    -----           -----           -----             -----

                    NET INCOME (LOSS)                                 4.7%            4.2%          (10.7)%             3.3%
                                                                    =====           =====           =====             =====

   ITEMS AFFECTING COMPARABILITY

   Several events occurred during the first six months of 2002 and 2001 that affected the comparability of operating results. These events are described below to help isolate their impact on continuing operations and to help better identify operating trends. For purposes of comparison, operating results will be discussed with and without the following events:

        * RESTRUCTURING ACTIVITIES: During 2002 and 2001, the Company recorded restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this strategic restructuring plan, management intends to streamline the Company's supply chain to enable it to be the low cost global provider throughout the Company's product portfolio. The strategic restructuring plan includes reducing worldwide headcount by approximately 3,000 people over the three years beginning in 2001, and consolidating duplicative manufacturing facilities. During the first six months of 2002 and 2001, the Company incurred pre tax restructuring expenses of $18.6 million and $17.7 million, or $0.05 and $0.04 per diluted share, respectively. Under the strategic restructuring plan, 22 facilities have been exited and headcount has been reduced by approximately 2,550 employees. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

        * ADOPTION OF NEW GOODWILL ACCOUNTING: On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Pursuant to the adoption of SFAS No. 142, all amortization expense on goodwill and intangible assets with indefinite lives ceased on January 1, 2002. Therefore, no goodwill and indefinite life intangible asset amortization is recorded in 2002 earnings. On a comparative basis, goodwill and indefinite life intangibles after- tax amortization expense was $16.2 million ($0.06 per diluted share) and $26.6 million ($0.10 per diluted share) for the three months and six months ended June 30, 2001, respectively.

             In addition, during the first quarter of 2002, the Company recorded a $514.9 million after tax goodwill impairment charge. This charge was recorded as a cumulative effect of an accounting change in the unaudited Condensed Consolidated Statements of Income. There are no additional impairment charges anticipated for 2002. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information on the adoption of SFAS No. 142.

        * AMERICAN TOOL ACQUISITION: On April 30, 2002, the Company acquired the remaining 50.5% ownership interest in American Tool Companies, Inc. ("American Tool") for $467 million, which included the assumption of all outstanding American Tool debt and miscellaneous transaction costs. The purchase price is preliminary and subject to adjustment based on the final closing balance sheet. The Company now owns 100% of the outstanding shares of American Tool. With fiscal 2001 revenue of $440.7 million and manufacturing and distribution facilities around the world, the American Tool purchase marks a significant expansion and enhancement of the Company's product lines and customer base, launching it squarely into the estimated $10 billion-plus global market for hand tools
             and power tool accessories.   The acquisition has been
             accounted for as a purchase and is described further in Note 2 to the unaudited Condensed Consolidated Financial Statements.

             Since the acquisition, American Tool's operations have been consolidated with the Company's. Prior to May 1, 2002, the Company's 49.5% ownership interest in American Tool was accounted for under the equity method of accounting, and was recognized as other income and included in Non-operating Expenses in the unaudited Condensed Consolidated Statements of Income. The Company recorded other income of $0.6 million and $4.3 million for the six months ended June 30, 2002 and 2001, respectively, related to the 49.5% equity income in American Tool prior to the acquisition.

        * ANCHOR HOCKING TRANSACTION: On June 10, 2002, the Company withdrew plans to sell its Anchor Hocking glass business to Libbey Inc. ("Libbey") and will continue to operate the business as part of its broad housewares portfolio. The Federal Trade Commission ("FTC") had been granted a preliminary injunction against the sale of Anchor to Libbey, as the FTC alleged the sale of Anchor to Libbey could reduce competition in the market for glassware in the foodservice industry. During the quarter ended June 30, 2002, the Company expensed $13.6 million, or $0.03 per diluted share, of transaction related costs in other Non-operating Expense.


                     THREE MONTHS ENDED JUNE 30, 2002 VS.
                       THREE MONTHS ENDED JUNE 30, 2001

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the three months ended June 30, 2002 ("Second Quarter") were $1,895.0 million, an increase of $170.3 million, or 9.9%, from $1,724.7 million in the comparable quarter of 2001. Excluding $78.7 million of sales from the American Tool acquisition, sales increased 5.3%. The internal sales growth was driven primarily by the Company's focus on sales and marketing initiatives toward strategic customers and new product introductions, partially offset by product price reductions.

   Gross income was $520.6 million in the Second Quarter of 2002, a $67.1 million, or 14.8%, increase from $453.5 million in the comparable quarter of 2001. Gross income margin also increased to 27.5% of sales versus 26.3% in 2001. Excluding $0.8 million ($0.5 million after tax) of product line exit costs related to recent acquisitions and strategic restructurings, gross income was $521.4 million or 27.5% of net sales in 2002. Gross income, both with and without acquisition and strategic restructuring related charges, increased as a result of the American Tool acquisition and the Company's implementation of strategic restructuring and productivity improvement initiatives that continue to focus on streamlining the Company's supply chain, such as eliminating duplicative facilities, reducing headcount and sourcing product from low cost countries. Productivity initiatives reduced costs by approximately $50 million in the Second Quarter of 2002. The Company was able to continue increasing gross income margin despite product price reductions.

   Selling, general and administrative expenses ("SG&A") were $330.0 million in the Second Quarter of 2002, a $51.5 million, or 18.5%, increase from $278.5 million in the comparable quarter of 2001. SG&A as a percentage of net sales was 17.4% in 2002 versus 16.1% in the comparable quarter of 2001. Excluding $0.5 million ($0.3 million after tax) of acquisition related charges in 2001, SG&A was $278.0 million or 16.1% of net sales for the Second Quarter of 2001. SG&A, both with and without acquisition related charges, increased primarily due to the American Tool acquisition, the Company's increased investment in new product development and product launches, and planned marketing initiatives (including Strategic Account Management and Phoenix), which support the Company's strategic growth initiatives.

   Strategic Account Management is the Company's sales and marketing approach that focuses growth efforts on strategic accounts with high long-term growth potential. Separate sales organizations have been established to more effectively manage the relationship at the largest strategic accounts, specifically Wal*Mart, The Home Depot and Lowe's. The program allows the Company to present these customers with "one face" to enhance the Company's response time, understand the customer's needs and support the best possible customer relationship.

   The Phoenix program is a field sales force consisting of approximately 500 recent university graduates that primarily work with strategic accounts to perform in-store product demonstrations, event marketing, on-shelf merchandising, enhance customer interaction and strengthen ongoing relationships with store personnel. Phoenix allows the Company to enhance product placement and minimize stock outages.

   The Company recorded pre-tax strategic restructuring charges of $8.9 million ($5.9 million after taxes) and $7.7 million ($4.8 million after tax) in the Second Quarter of 2002 and 2001, respectively. The 2002 Second Quarter pre-tax charge included $1.9 million of facility and other exit costs and $7.0 million of employee severance and termination benefits. The 2001 Second Quarter pre-tax charge included $1.8 million of facility and other exit costs, $3.9 million of employee severance and termination benefits and $2.0 million of other costs. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the strategic restructuring plan.

   Operating income was $181.7 million in the Second Quarter of 2002, a $28.5 million, or 18.6%, increase from $153.2 million in the comparable quarter of 2001. Operating income as a percentage of net sales was 9.6% in 2002 versus 8.9% in the comparable quarter of 2001. Excluding strategic restructuring and acquisition related charges, operating income was $191.4 million, or 10.1% of net sales in 2002 versus $161.4 million, or 9.4% of sales in 2001. The increase in operating income, both with and without strategic restructuring and acquisition related charges, is primarily due to 5.3% internal sales growth, approximately $50 million of productivity improvements, the American Tool Acquisition ($7.2 million of operating income), and the impact of the non-amortization provisions of SFAS No. 142 ($16.2 million of amortization expense in the Second Quarter of 2001). Partially offsetting these increases are the cost of the Company's continued investment in sales and marketing initiatives and product price reductions.

   Net nonoperating expenses were $47.4 million in the Second Quarter of 2002, an $8.5 million, or 21.9% increase from $38.9 million in the comparable quarter of 2001. The increase in net nonoperating expense was primarily due to $13.6 million ($9.0 million after tax) of Anchor Hocking transaction related costs and reduced equity earnings in American Tool, partially offset by $6.3 million in lower interest expense as a result of lower interest rates on the Company's variable rate borrowings.

   The effective tax rate was 34.0% in the Second Quarter of 2002 versus 37.0% in the Second Quarter of 2001. The decrease in the effective tax rate between years is due primarily to the impact of the non-amortization provisions of SFAS No. 142.

   Net income was $88.6 million in the Second Quarter of 2002, a $16.6 million, or 23.1%, increase from $72.0 million in the Second Quarter of 2001. Diluted earnings per share were $0.33 in the Second Quarter of 2002 compared to $0.27 in the Second Quarter of 2001. Net income, excluding strategic restructuring and other charges, was $104.0 million in 2002, an increase of $26.9 million from 2001. A reconciliation of net income, excluding strategic restructuring and other charges for 2002 and 2001, is as follows:

                                                                 2002                           2001
                                                       ------------------------        ----------------------
                                                       Amount       Diluted EPS        Amount     Diluted EPS
                                                       ------       -----------        ------     -----------
      Net Income, as Reported                           $88.6          $0.33           $72.0         $0.27
         Add Back
             Restructuring Costs                          5.9           0.02             4.8          0.02
             Acquisition Related Costs                    0.5           0.00             0.3          0.00
             Anchor Hocking Transaction Costs             9.0           0.03              --            --
                 Rounding                                  --           0.01              --            --
                                                       ------          -----           -----         -----

      Net Income, Excluding Charges                    $104.0          $0.39           $77.1         $0.29
                                                       ======          =====           =====         =====

   The increase in net income and diluted earnings per share, excluding charges, was primarily due to 5.3% internal sales growth, improved gross margins from productivity improvements of approximately $50 million, the impact of the non-amortization provisions of the adoption of SFAS No. 142 and lower interest expense, partially offset by product price reductions and the Company's increased investment in sales and marketing initiatives.

   BUSINESS GROUP OPERATING RESULTS:

   The Company operates in four general segments:


        Net Sales by Group:                                  Percentage
                                                             Increase/
                                      2002        2001       Decrease
                                     -----       -----       ---------
    Rubbermaid                       $649.9      $628.5          3.4%
    Parker/Eldon                      542.1       505.1          7.3
    Levolor/Hardware                  447.2       349.4         28.0
    Calphalon/WearEver                255.8       241.7          5.8
                                   --------    --------

         Total Net Sales           $1,895.0    $1,724.7          9.9%
                                   ========    ========

     Operating Income by Group:                               Percentage
                                                              Increase/
                                      2002        2001        Decrease
                                      ----        ----        ---------
    Rubbermaid                        $39.4       $42.8         (7.9)%
    Parker/Eldon                      108.3        96.0         12.8
    Levolor/Hardware                   41.6        35.3         17.8
    Calphalon/WearEver                  9.4         9.0          4.4
                                     ------      ------

         Group Operating Income*     $198.7      $183.1          8.5%
                                     ======      ======

        *  Group Operating Income excludes Corporate costs and
        Restructuring Expense. See Note 9 to the unaudited Condensed Consolidated Financial Statements for the detail of Operating Income by Group including Corporate and Restructuring Expense.

   RUBBERMAID

   Net sales for the 2002 Second Quarter were $649.9 million, an increase of $21.4 million, or 3.4%, from $628.5 million in the comparable quarter of 2001. The 3.4% sales growth was primarily due to 9.6% sales growth at the Rubbermaid Home Products division, partially offset by 6.7% sales decline at Rubbermaid Commercial Products. The primary reasons for the overall sales increase were sales gains at strategic accounts and new product introductions, such as the Rubbermaid TakeAlongs trademark, the Slim Cooler trademark and the Tool Tower trademark and growth in existing products, partially offset by product price reductions.

   Operating income for the 2002 Second Quarter was $39.4 million, a decrease of $3.4 million, or 7.9%, from $42.8 million in the comparable quarter of 2001. The decrease is primarily related to continued investment in divisional growth initiatives, including costs related to new product development and product launches primarily television advertising for featured items such as the Slim Cooler trademark and the Tool Tower trademark. These investments and product pricing reductions were partially offset by cost savings from productivity initiatives.

   PARKER / ELDON

   Net sales for the 2002 Second Quarter were $542.1 million, an increase of $37.0 million, or 7.3%, from $505.1 million in the comparable quarter of 2001. The 7.3% sales growth was fueled primarily by strong back-to-school sales in North America at strategic accounts, new product introductions (including the Sharpie Registration Chisel Tip and Liquid Paper Registration Backtracker trademark), and growth in existing Paper Mate Registration pens, Sharpie Registration permanent markers and Colorific Registration product lines.

   Operating income for the 2002 Second Quarter was $108.3 million, an increase of $12.3 million, or 12.8%, from $96.0 million in the comparable quarter of 2001. The increase is primarily related to productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, primarily television advertising for the Sharpie Registration and Paper Mate Registration brands.

   LEVOLOR / HARDWARE

   Net sales for the 2002 Second Quarter were $447.2 million, an increase of $97.8 million, or 28.0%, from $349.4 million in the comparable quarter of 2001. Excluding $78.7 million in sales from the American Tool acquisition, sales increased $19.1 million, or 5.5%. Sales growth was fueled primarily by 10.0% sales growth at the Levolor / Kirsch division related to the size-in-store window blinds rollout at a strategic account. The American Tool acquisition integration continues on plan.

   Operating income for the 2002 Second Quarter was $41.6 million, an increase of $6.3 million, or 17.8%, from $35.3 million in the comparable quarter of 2001. Excluding $7.2 million in operating income from the American Tool acquisition, operating income decreased $0.9 million, or 2.5%. The decrease in operating income, excluding American Tool, was primarily due to product price reductions and continued investment in sales and marketing growth initiatives, partially offset by cost savings from productivity initiatives.

   CALPHALON / WEAREVER

   Net sales for the 2002 Second Quarter were $255.8 million, an increase of $14.1 million, or 5.8%, from $241.7 million in the comparable quarter of 2001. Sales growth related primarily to Calphalon and Anchor Hocking divisions related to new product introductions and existing product sales at strategic accounts, partially offset by product price reductions.

   Operating income for the 2002 Second Quarter was $9.4 million, an increase of $0.4 million, or 4.4%, from $9.0 million in the comparable quarter of 2001. The slight increase in operating income was due primarily to cost savings from productivity initiatives and new and existing product growth, offset by product price reductions.

                      SIX MONTHS ENDED JUNE 30, 2002 VS.
                        SIX MONTHS ENDED JUNE 30, 2001

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the six months ended June 30, 2002 were $3,492.0 million, an increase of $156.6 million, or 4.7%, from $3,335.4 million in 2001. Excluding $78.7 million of sales from the American Tool acquisition, sales increased 2.3% from 2001. The 2.3% sales growth was driven primarily by the Company's focus on sales and marketing initiatives toward strategic customers and new product introductions, partially offset by product price reductions.

   Gross income for the six months ended June 30, 2002 was $939.7 million, a $94.4 million, or 11.2%, increase from $845.3 million in 2001. Gross income margin also increased to 26.9% of sales versus 25.3% in 2001. Excluding $7.5 million ($5.0 million after tax) of product line exit costs related to recent acquisitions and strategic restructurings, gross income was $947.2 million or 27.1% of net sales in 2002. In the comparable period in 2001, excluding $3.1 million ($2.0 million after tax) of product line exit costs related to recent acquisitions and strategic restructurings, gross income was $848.4 million, or 25.4% of sales. Gross income, with and without acquisition and strategic restructuring related charges, increased as a result of the American Tool acquisition and the Company's implementation of strategic restructuring and productivity improvement initiatives that continue to focus on streamlining the Company's supply chain, such as eliminating duplicative facilities, reducing headcount and sourcing product from low cost countries. Productivity initiatives reduced costs by approximately $100 million in the first half of 2002. The Company was able to continue increasing gross income margin despite product price reductions.

   SG&A for the six months ended June 30, 2002 was $629.2 million, an $86.1 million, or 15.9%, increase from $543.1 million in 2001. SG&A as a percentage of net sales was 18.0% in 2002 versus 16.3% in 2001. Excluding $3.4 million ($2.2 million after tax) of acquisition related charges in 2002, SG&A was $625.8 million or 17.9% of net sales in 2002. In 2001, excluding $1.6 million ($1.0 million after tax) of acquisition related charges, SG&A was $541.5 million, or 16.2%. SG&A, both with and without acquisition related charges, increased primarily due to the American Tool acquisition, the Company's increased investment in new product development, product launches, and planned marketing initiatives (including Strategic Account Management and Phoenix), which support the Company's strategic growth initiatives.

   The Company recorded pre-tax strategic restructuring charges of $18.6 million ($12.3 million after taxes) and $17.7 million ($11.1 million after tax) for the six months ended June 30, 2002 and 2001, respectively. The 2002 pre-tax charge included $5.3 million of facility and other exit costs and $13.3 million of employee severance and termination benefits. The 2001 pre-tax charge included $3.3 million of facility and other exit costs, $9.8 million of employee severance and termination benefits, and $4.6 million of other costs. See Note 3 to the unaudited Condensed Consolidated Financial Statements for further information on the strategic restructuring plan.

   Operating income for the six months ended June 30, 2002 was $291.9 million, a $35.6 million, or 13.9%, increase from $256.3 million in 2001. Operating income as a percentage of net sales was 8.4% in 2002 versus 7.7% in 2001. Excluding strategic restructuring and acquisition related charges, operating income was $321.4 million, or 9.2% of net sales in 2002 versus $278.7 million, or 8.4% of sales in 2001. The increase in operating income, both with and without strategic restructuring and acquisition related charges, is primarily due to internal sales growth and productivity improvements discussed above, the American Tool Acquisition, and the impact of the non-amortization provisions of SFAS No. 142. Partially offsetting these increases is the cost of the Company's continued investment in sales and marketing initiatives and product price reductions.

   Net nonoperating expenses for the six months ended June 30, 2002 were $80.4 million, a $0.6 million, or 0.7% decrease from $81.0 million in 2001. The decrease in net nonoperating expense was due primarily to a $20.5 million decrease in interest expense primarily related to lower interest rates on the Company's variable rate borrowings, offset by $13.6 million ($9.0 million after tax) of Anchor Hocking transaction related costs and reduced equity earnings in American Tool.

   The effective tax rate for the six months ended June 30, 2002 was 34.0% versus 37.0% in 2001. The decrease in the effective tax rate between years is due primarily to the impact of the non-amortization provisions of SFAS No. 142.

   Net income before cumulative effect of accounting change for the six months ended June 30, 2002 was $139.6 million, a $29.2 million, or 26.4%, increase from $110.4 million in 2001. Diluted earnings per share before cumulative effect of accounting change were $0.52 in 2002 as compared to $0.41 in 2001.

   During the first quarter of 2002, the Company completed the required impairment tests of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $514.9 million, net of tax. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further information on the Company's adoption of SFAS No. 142.

   Net loss for the six months ended June 30, 2002 was $375.4 million or $1.40 diluted loss per share. Net income for 2001 was $110.4 million, or $0.41 diluted earnings per share. Excluding strategic restructuring and other charges, and the goodwill impairment charge, net income was $168.0 million in 2002, an increase of $43.5 million from 2002. A reconciliation of net income, excluding certain charges for 2002 and 2001 is as follows:

      (In millions; except per share data)                  2002                           2001
                                                  -----------------------       -------------------------

                                                  Amount       Diluted EPS      Amount        Diluted EPS
                                                  ------       -----------      ------        -----------
      Net Income (Loss), as Reported              ($375.4)       ($1.40)        $110.4           $0.41

         Add Back
             Restructuring Costs                     12.3          0.05           11.1            0.04
             Acquisition Related Costs                7.2          0.03            3.0            0.01
             Anchor Hocking Transaction Costs         9.0          0.03             --              --
             Goodwill Impairment                    514.9          1.92             --              --
                  Rounding                             --            --             --            0.01
                                                   ------         -----         ------           -----

      Net Income, Excluding Charges                $168.0         $0.63         $124.5           $0.47
                                                   ======         =====         ======           =====

   The increase in net income and diluted earnings per share, excluding charges, was primarily due to 2.3% internal sales growth, improved gross margins from productivity improvements of approximately $100 million, the impact of the non-amortization provisions of the adoption of SFAS No. 142 and lower interest expense, partially offset by the Company's increased investment in sales and marketing initiatives and product price reductions.

   BUSINESS SEGMENT OPERATING RESULTS:

    Net Sales by Group:                                  Percentage
                                                          Increase/
                                  2002        2001        Decrease
                                  ----        ----       ----------
    Rubbermaid                  $1,271.7    $1,271.0         0.1%
    Parker/Eldon                   922.5       866.0         6.5

    Levolor/Hardware               778.3       680.4        14.4
    Calphalon/WearEver             519.5       518.0         0.3
                                --------    --------
         Total Net Sales        $3,492.0    $3,335.4         4.7%
                                ========    ========

    Operating Income by Group:                           Percentage
                                                         Increase/
                                   2002        2001       Decrease
                                   ----        ----      ----------
    Rubbermaid                     $94.5      $100.7       (6.2)%
    Parker/Eldon                   141.1       128.2       10.1
    Levolor/Hardware                64.0        57.6       11.1
    Calphalon/WearEver                          31.1       (2.9)
                                    30.2      ------
                                  ------
         Group Operating Income*  $329.8      $317.6        3.8%
                                  ======      ======

   * Group Operating Income excludes Corporate costs and Restructuring Expense. See Note 9 to the unaudited Condensed Consolidated Financial Statements for the detail of Operating Income by Group including Corporate and Restructuring Expense.

   RUBBERMAID

   Net sales for the six months ended June 30, 2002 were $1,271.7 million, an increase of $0.7 million, or 0.1%, from $1,271.0 million in 2001. The overall sales increase was due to sales gains at strategic accounts and new product introductions, offset by product price reductions.

   Operating income for the six months ended June 30, 2002 was $94.5 million, a decrease of $6.2 million, or 6.2%, from $100.7 million in 2001. The decrease is primarily related to continued investment in divisional growth initiatives, including costs related to new product development and product launches primarily television advertising for featured items such as the Slim Cooler[TM] and the Tool Tower[TM] and product price reductions. These investments and product price reductions were partially offset by cost savings from productivity initiatives and margin increases on new product introductions.

   PARKER / ELDON

   Net sales for the six months ended June 30, 2002 were $922.5 million, an increase of $56.5 million, or 6.5%, from $866.0 million in 2001. The 6.5% sales growth was fueled by sales gains in North America at strategic accounts from new product introductions, including the Sharpie[REGISTERED] Chisel Tip and Liquid Paper[REGISTERED] Backtracker[TM], and growth in existing Paper Mate[REGISTERED] pens, Sharpie[REGISTERED] permanent markers and Colorific[REGISTERED] product lines.

   Operating income for the six months ended June 30, 2002 was $141.1 million, an increase of $12.9 million, or 10.1%, from $128.2 million in 2001. The increase is primarily related to productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, primarily television advertising for the Sharpie[REGISTERED] and Paper Mate[REGISTERED] brands.

   LEVOLOR / HARDWARE

   Net sales for the six months ended June 30, 2002 were $778.3 million, an increase of $97.9 million, or 14.4%, from $680.4 million in 2001. Excluding $78.7 million in sales from the American Tool acquisition, sales increased $19.2 million, or 2.8%. Sales growth was related primarily to the Levolor / Kirsch division size-in-store window blinds rollout at a strategic account, partially offset by product price reductions. The American Tool acquisition integration continues on plan.

   Operating income for the six months ended June 30, 2002 was $64.0 million, an increase of $6.4 million, or 11.1%, from $57.6 million in 2001. Excluding $7.2 million in operating income from the American Tool acquisition, operating income decreased $0.8 million, or 1.4%. The decrease in operating income, excluding American Tool, was primarily due to product price reductions and continued investment in sales and marketing growth initiatives, partially offset by cost savings from productivity initiatives.

   CALPHALON / WEAREVER

   Net sales for the six months ended June 30, 2002 were $519.5 million, an increase of $1.5 million, or 0.3%, from $518.0 million in 2001. The slight increase in sales related primarily to the Calphalon division's new product introductions at strategic accounts, offset by product price reductions.

   Operating income for the six months ended June 30, 2002 was $30.2 million, a decrease of $0.9 million, or 2.9%, from $31.1 million in 2001. The decrease in operating income was due primarily to product price reductions and continued investment in sales and marketing growth initiatives, partially offset by cost savings from productivity initiatives.

                       LIQUIDITY AND CAPITAL RESOURCES

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided from operating activities for the six months ended June 30, 2002 was $298.7 million compared to $359.8 million for the comparable period of 2001. The Company generated free cash flow (defined by the Company as cash provided by operating activities less capital expenditures and dividends) of $85.4 million for the first six months of 2002 compared to $123.5 million for 2001. The planned decrease in free cash flow and operating cash flow between years is due primarily to increased inventory levels for new product introductions and reductions in accrued liabilities, partially offset by higher accounts payable levels and planned capital spending reductions.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks, which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at June 30, 2002 totaled $30.5 million.

   The Company completed a new $1,300.0 million Syndicated Revolving Credit Facility ("Revolver") on June 14, 2002, replacing the existing $1,300.0 revolving credit agreement, which was scheduled to terminate in August 2002. The new Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. At June 30, 2002, there were no borrowings under the $1,300.0 million revolving credit agreement.

   In lieu of borrowings under the Company's revolving credit agreement, the Company may issue up to $1,300.0 million of commercial paper. The Company's revolving credit agreement provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's revolving credit agreement. At June 30, 2002, $644.6 million (principal amount) of commercial paper was outstanding.
   Because $650 million of the backup Revolver expires in June 2007, the entire $644.6 million is classified as long-term debt.

   The Revolver permits the Company to borrow funds on a variety of interest rate terms. This Revolver requires, among other things, that the Company maintain Total Indebtedness to Total Capital Ratio of 60% and an Interest Coverage Ratio of 4 to 1. As of June 30, 2002, the Company was in compliance with this agreement.

   The Company had outstanding at June 30, 2002 a total of $1,412.5 million (principal amount) of medium-term notes. The maturities on these notes range from 3 to 30 years at an average interest rate of 5.41%. Of the outstanding amount of medium-term notes, $300.0 million is classified as current portion of long-term debt and $1,112.5 million is classified as long-term debt.

   On March 14, 2002 the Company issued $500.0 million of Senior Notes with five-year and ten-year maturities. The $500.0 million Senior Notes consist of $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. The five-year notes were swapped to a floating rate, resulting in a 2.98% rate for the first six months of the swap. The proceeds of this issuance were used to pay down commercial paper. This issuance is reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity that is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company's United States trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade and certain levels of accounts receivable write-offs. As of June 30, 2002, the Company was in compliance with the agreement. As of June 30, 2002 and December 31, 2001, the aggregate amount of outstanding receivables sold under the agreement was $722.7 million and $689.3 million, respectively.

   A $500.0 million universal shelf registration statement became effective in July 2002 under which debt and equity securities may be issued. No securities have been issued under this shelf registration statement.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used for acquisitions was $228.8 million for the first six months of 2002, an increase of $212.4 million from the same period in 2001.

   The increase is related primarily to the American Tool acquisition, less a $17.5 million refund of purchase price related to the December
   30, 2000 Gillette stationery products group acquisition.   In the first
   six months of 2001, the Company made minor acquisitions. These acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   The Company repaid $391.0 million of long-term debt for the first six months of 2002. The Company's ability to pay down debt was due primarily to current year cash earnings and increased focus on working capital management (primarily accounts payable).

   Cash used for restructuring activities was $21.7 million and $12.5 million in the first six months of 2002 and 2001, respectively. Such cash payments primarily represent employee termination benefits and facility exit costs.

   Capital expenditures were $101.2 million and $124.3 million in the first six months of 2002 and 2001, respectively. The decrease in capital expenditures is primarily due to a Company-wide effort to effectively manage and thus reduce these expenditures. Aggregate dividends paid were approximately $112 million during both 2002 and 2001.

   Retained earnings decreased $487.6 million in the first six months of 2002. The reduction in retained earnings is due primarily to the $514.9 million, net of tax, non-cash goodwill impairment charge in 2002.

   Working capital at June 30, 2002 was $992.7 million compared to $316.8 million at December 31, 2001. The current ratio at June 30, 2002 was 1.46:1 compared to 1.13:1 at December 31, 2001. The increase in working capital and the current ratio is due to the American Tool acquisition, increases in inventory, higher receivables related to sales growth and reduced current portion of long-term debt.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .50:1 at June 30, 2002 and .43:1 at December 31, 2001. The increase in total debt to total capitalization is due to the American Tool acquisition. This acquisition was funded by the issuance of commercial paper.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

                         CRITICAL ACCOUNTING POLICIES

   The preparation of the Company's financial statements in conformity with Generally Accepted Accounting Principles in the United States ("US GAAP") requires management to make estimates and judgments regarding future events that affect the amounts reported in the financial statements or disclosed in the accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and historically such differences have not had a significant impact on the consolidated financial statements.

   The following are the more significant accounting policies and methods used by the Company:

        * REVENUE RECOGNITION: As required by US GAAP, the Company recognizes revenues and freight billed to customers, net of provisions for customer discounts upon shipment, and when all substantial risks of ownership change. See Note 1 to the consolidated financial statements in the 2001 Form 10-K.

        * RECOVERY OF ACCOUNTS RECEIVABLE: The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.

        * INVENTORY RESERVES: The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

        * GOODWILL AND INDEFINITE LIFE INTANGIBLE ASSETS: Goodwill and indefinite life intangible assets are assessed for impairment annually or whenever changes in facts and circumstances indicate a possible significant deterioration in the fair value of the reporting unit. If, upon review, the fair value is less than the carrying value of the reporting unit, the carrying value is written down to estimated fair value. Reporting units are typically operating segments or operations one level below operating segments for which discrete financial information is available and for which segment management regularly reviews the operating results. Because there usually is a lack of quoted market prices for the reporting units, the fair value usually is based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, prices and costs, considering all available information at the date of review. Significant unexpected changes could result in material adjustments.

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

   The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the consolidated statements of income.

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. This model estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition as they represent economic, not financial losses.

                         2002    JUNE 30,    2001   JUNE 30,  CONFIDENCE
                        AVERAGE    2002    AVERAGE    2001       LEVEL
                        -------  --------  -------  --------  ----------
    (In millions)
    Interest rates       $15.5    $15.7     $10.7     $9.1       95%
    Foreign exchange      $0.2     $0.3      $1.2     $1.2       95%


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

                           EURO CURRENCY CONVERSION

   On January 1, 1999, the "Euro" became the common legal currency for 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. On January 4, 1999, the Euro began trading on currency exchanges and became available for non-cash transactions, if the parties elected to use it. On January 1, 2002, participating countries introduced Euro-denominated bills and coins, and effective July 1, 2002, legacy currencies are no longer legal tender.

   All businesses in participating countries must conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company completed an internal analysis of the Euro conversion process to prepare its information technology systems for the conversion and analyze related risks and issues, such as the benefit of the decreased exchange rate risk in cross-border transactions involving participating countries and the impact of increased price transparency on cross-border competition in these countries. The Company believes that the Euro conversion process did not have a material impact on the Company's businesses or financial condition on a consolidated basis.

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

   As of June 30, 2002, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   The Company's estimate of environmental response costs associated with these matters as of June 30, 2002 ranged between $15.5 million and $19.5 million. As of June 30, 2002, the Company had a reserve equal to $17.5 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

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

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY-HOLDERS

   On May 8, 2002, the 2002 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matter voted upon at the meeting and tabulation of the voting therefore:

   Proposal 1. Election of a Board of Directors to hold office for a term of three years.

                                                Number of Shares
                                          ----------------------------
    Nominee                                   For             Withheld

    Alton F. Doody                        220,624,796        8,555,139
    William D. Marohn                     224,914,913        4,265,022

    Raymond G. Viault                     224,878,872        4,301,063


   ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             12.       Statement of Computation of Ratio of Earnings to
                       Fixed Charges

             99.1.     Safe Harbor Statement

             99.2. Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

             99.3. Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K:

                  Registrant filed a Report on Form 8-K dated April 1,
             2002 and a Report on Form 8-K/A dated April 3, 2002, reporting a change in the Company's certifying accountant.

                  Registrant filed a Report on Form 8-K dated July 10,
             2002, setting forth the transitional disclosures required by SFAS Nos. 141 and 142, updated from the transitional disclosures contained in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NEWELL RUBBERMAID INC.
                                  Registrant


    Date: August 9, 2002          /s/ William T. Alldredge
                                  -------------------------------------
                                  William T. Alldredge
                                  President   Corporate Development and
                                  Chief Financial Officer


    Date: August 9, 2002          /s/ J. Patrick Robinson
                                  -------------------------------------
                                  J. Patrick Robinson
                                  Vice President   Corporate Controller
                                  and Chief Accounting Officer