Form 10-Q
period 2002-09-30
NEWELL RUBBERMAID INC
filed 2002-11-13
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 2002

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


                       Yes /x/                            No /  /


   Number of shares of common stock outstanding (net of treasury shares) as of November 6, 2002: 267,347,442.







   PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                     (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  2002           2001             2002            2001
                                                                  ----           ----             ----            ----
      Net sales                                                 $1,948.3       $1,767.8         $5,440.3       $5,103.2
      Cost of products sold                                      1,398.0        1,278.2          3,950.3        3,768.3
                                                                --------       --------         --------       --------
          GROSS INCOME                                             550.3          489.6          1,490.0        1,334.9
      Selling, general and administrative expenses                 341.7          296.5            970.9          839.5
      Restructuring costs                                           51.2           11.3             69.8           29.0
      Goodwill amortization                                          -             14.2              -             42.5
                                                                --------       --------         --------        -------
          OPERATING INCOME                                         157.4          167.6            449.3          423.9

      Nonoperating expenses:
          Interest expense                                          29.7           32.3             84.1          107.2
          Other, net                                                13.7            5.1             39.7           11.2
                                                                --------       --------         --------        -------
          Net nonoperating expenses                                 43.4          37.4             123.8          118.4
                                                                --------       --------         --------        -------
         INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
            OF ACCOUNTING CHANGE                                   114.0          130.2            325.5          305.5
      Income taxes                                                  37.8           46.7            109.8          111.6
                                                                --------       --------         --------        -------
         INCOME BEFORE CUMULATIVE
            EFFECT OF ACCOUNTING CHANGE                             76.2          83.5             215.7          193.9
      Cumulative effect of accounting change, net of tax             -              -              514.9            -
                                                                --------       --------         --------        -------
         NET INCOME (LOSS)                                          76.2          83.5            (299.2)         193.9
                                                                ========       =======          ========        =======
      Weighted average shares outstanding:
         Basic                                                     267.2         266.7             267.0          266.6
         Diluted                                                   277.7         266.7             267.7          266.6

      Earnings (loss) per share:
         Basic -
             Before cumulative effect of accounting
             change                                                $0.29          $0.31           $0.81           $0.73

             Cumulative effect of accounting change                  -              -             (1.93)            -
                                                                --------       --------         --------        -------
             Net income (loss) per common share                    $0.29          $0.31          ($1.12)          $0.73
                                                                ========       ========         ========        =======


                                                                2







                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                                  2002           2001             2002            2001
                                                                  ----           ----             ----            ----

          Diluted -
             Before cumulative effect of accounting
               change                                              $0.29          $0.31           $0.81           $0.73

             Cumulative effect of accounting change                  -              -             (1.93)            -
                                                                --------       --------         --------        -------
              Net income (loss) per common share                   $0.29          $0.31          ($1.12)          $0.73
                                                                ========       ========         ========        =======

          Dividends per share                                      $0.21          $0.21           $0.63           $0.63

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                      (DOLLARS IN MILLIONS)

                                                                      September 30,       December 31,
                                                                          2002                2001
                                                                      -------------       ------------
                                                                       (UNAUDITED)
      ASSETS
      CURRENT ASSETS:
         Cash and cash equivalents                                       $    6.7             $    6.8
         Accounts receivable, net                                         1,363.0              1,298.2
         Inventories, net                                                 1,277.3              1,113.8
         Deferred income taxes                                              229.9                238.5
         Prepaid expenses and other                                         216.5                193.4
                                                                         --------             --------
         TOTAL CURRENT ASSETS                                             3,093.4              2,850.7
      LONG-TERM INVESTMENTS                                                     -                 79.5
      OTHER ASSETS                                                          297.0                293.2
      PROPERTY, PLANT AND EQUIPMENT, NET                                  1,826.4              1,689.1
      GOODWILL, NET                                                       1,800.7              2,069.7
      OTHER INTANGIBLE ASSETS, NET                                          380.6                283.9
                                                                         --------             --------
         TOTAL ASSETS                                                    $7,398.1             $7,266.1
                                                                         ========             ========

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS (CONT.)
                                     (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                       September 30,    December 31,
                                                                                            2002           2001
                                                                                       -------------    ------------
                                                                                         (UNAUDITED)
      LIABILITIES AND STOCKHOLDERS' EQUITY
      CURRENT LIABILITIES:
         Notes payable                                                                 $     29.6         $     19.1
         Accounts payable                                                                   684.9              501.3
         Accrued compensation                                                               142.5              124.7
         Other accrued liabilities                                                          996.3              936.1
         Income taxes                                                                       163.2              145.2
         Current portion of long-term debt                                                  405.8              807.5
                                                                                      -----------          ---------
         TOTAL CURRENT LIABILITIES                                                        2,422.3            2,533.9
      LONG-TERM DEBT                                                                      1,990.2            1,365.0
      OTHER NONCURRENT LIABILITIES                                                          357.9              359.5
      DEFERRED INCOME TAXES                                                                  76.4               73.6
      MINORITY INTEREST                                                                       2.6                0.7
      COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
      SECURITIES OF A SUBSIDIARY TRUST                                                      500.0              500.0

      STOCKHOLDERS' EQUITY:

      Common stock, authorized shares,
         800.0 million at $1.00 par value                                                   283.0              282.4
      Outstanding shares:
                                        2002   -   283.0 million
                                        2001   -   282.4 million
      Treasury stock, at cost;                                                             (409.7)            (408.5)
      Shares held:
                                        2002   -   15.7 million
                                        2001   -   15.6 million
      Additional paid-in capital                                                            234.5              219.8
      Retained earnings                                                                   2,103.6            2,571.3
      Accumulated other comprehensive loss                                                 (162.7)            (231.6)

      TOTAL STOCKHOLDERS' EQUITY                                                          2,048.7            2,433.4
                                                                                      -----------          ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   7,398.1          $ 7,266.1
                                                                                      ===========          =========

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                                             NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      (DOLLARS IN MILLIONS)

                                                                           Nine Months Ended September 30,
                                                                              2002                2001
                                                                              ----                ----
      OPERATING ACTIVITIES:
      Net income (loss)                                                      ($299.2)           $  193.9
      Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
          Cumulative effect of accounting change                               514.9                 -
          Depreciation and amortization                                        218.4               254.7
          Deferred income taxes                                                 31.9                14.0
          Noncash restructuring and restructuring related charges               44.7                12.6
          Other                                                                 35.2                 0.3
      Changes in current accounts excluding the
          effects of acquisitions:
          Accounts receivable                                                   12.0              (133.2)
          Inventories                                                          (65.2)               58.7
          Other current assets                                                 (21.8)                1.9
          Accounts payable                                                     106.1               102.9
          Accrued liabilities and other                                         (7.8)               71.0
                                                                             --------            -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                569.2               576.8
                                                                             -------             -------
      INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                                      (228.5)              (21.9)
      Expenditures for property, plant and equipment                          (185.2)             (184.7)
      Disposals of noncurrent assets and other                                   7.8                27.0
                                                                             -------             -------
      NET CASH USED IN INVESTING ACTIVITIES                                   (405.9)             (179.6)
                                                                             -------             -------
      FINANCING ACTIVITIES:
      Proceeds from issuance of debt                                           523.1               462.9
      Payments on notes payable and long-term debt                            (535.8)             (704.9)
      Cash dividends                                                          (168.2)             (168.0)
      Proceeds from exercised stock options and other                           16.3                 1.1
                                                                             -------             -------
      NET CASH USED IN FINANCING ACTIVITIES                                   (164.6)             (408.9)
                                                                             -------             -------
      Exchange rate effect on cash                                               1.2                (1.5)
                                                                             -------             -------
      DECREASE IN CASH AND CASH EQUIVALENTS                                     (0.1)              (13.2)
      Cash and cash equivalents at beginning of year                             6.8                22.5
                                                                             -------             -------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   6.7             $   9.3
                                                                             =======             =======
     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

   NOTE 1 - BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

   SEASONAL VARIATIONS: The Company's product groups are only moderately affected by seasonal trends. The Rubbermaid and Calphalon Home business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Levolor/Hardware business segment typically has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Sharpie business segment typically has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales generally do not fluctuate significantly, unless there has been a major acquisition.

   RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform with the 2002 presentation.

   RECENT ACCOUNTING PRONOUNCEMENTS:

   In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement was adopted by the Company on January 1, 2002, and had no impact on earnings.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. The Company has not determined the effect that the adoption of SFAS No. 146, effective January 1, 2003, will have on its earnings or financial position.

   NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

   Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

   Pursuant to the adoption of SFAS No. 142, all amortization expense on trade names and goodwill ceased on January 1, 2002. As of January 1, 2002, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets and recorded a pre-tax goodwill impairment charge of $538.0 million in the first quarter of 2002 (with an after-tax charge totaling $514.9 million). In determining this amount of goodwill impairment, the Company measured the impairment loss as the excess of the carrying amount of goodwill over the implied fair value of goodwill. In addition, the Company will test again for impairment if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There are no additional impairment charges anticipated for 2002.

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

   A summary of changes in the Company's goodwill during the nine months ended September 30, 2002 is as follows (IN MILLIONS):

      Balance at December 31, 2001                                                        $2,069.7
      Acquisitions and adjustments -
               American Tool Companies, Inc.                                                 224.2
               Other (minor acquisitions and foreign exchange)                                44.8
                                                                                          --------
                                                                                             269.0
                                                                                          --------
      Impairments -
               Sharpie segment                                                              (126.9)
               Levolor/Hardware segment                                                     (322.0)
               Calphalon Home segment                                                        (89.1)
                                                                                          --------
                                                                                            (538.0)
                                                                                          --------
        Balance at September 30, 2002                                                     $1,800.7
                                                                                          ========

   The results of operations on a pro forma basis for the quarter and nine months ended September 30, restated as though the amortization of trade names and goodwill had been discontinued on January 1, 2001 are as follows (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

                                                                        Quarter Ended               Nine months Ended
                                                                         September 30,                 September 30,
                                                                      2002         2001           2002             2001
                                                                      ----         ----           ----             ----
      Reported income before cumulative effect of
          accounting change                                          $76.2        $83.5         $215.7           $193.9
       Cumulative effect of accounting change, net of tax                -            -          (514.9)             -
                                                                     -----        -----         ------           ------
      Reported net income (loss)                                      76.2         83.5         (299.2)           193.9
      Add back:  Goodwill and trade name amortization,
         net of tax                                                     -          13.4             -              40.0
                                                                     -----        -----         ------           ------
      Adjusted net income (loss)                                     $76.2        $96.9        ($299.2)          $233.9
                                                                     =====        =====         ======           ======
      Reported basic net income (loss) per share                     $0.29        $0.31         ($1.12)           $0.73
      Add back:  Goodwill and trade name amortization,
         net of tax                                                     -          0.05             -              0.15
                                                                     -----        -----         ------           ------
      Adjusted basic net income (loss) per share                     $0.29        $0.36         ($1.12)           $0.88
                                                                     =====        =====         ======           ======

                                                                9







      Reported diluted net income (loss) per share                   $0.29        $0.31         ($1.12)           $0.73
      Add back:  Goodwill and trade name amortization,
         net of tax                                                     -          0.05             -              0.15
                                                                     -----        -----         ------           ------
      Adjusted diluted net income (loss) per share                   $0.29        $0.36         ($1.12)           $0.88
                                                                     =====        =====         ======           ======

   NOTE 3 - ACQUISITIONS AND DIVESTITURES

   ACQUISITIONS:

   On April 30, 2002, the Company completed the purchase of American Tool Companies, Inc. ("American Tool"), a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in American Tool, which had been accounted for under the equity method prior to acquisition. This purchase marked a significant expansion and enhancement of the Company's product lines and customer base, launching it squarely in the estimated $10 billion-plus global market for hand tools and power tool accessories. The preliminary purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in American Tool debt and $27 million of transaction costs. The purchase price is subject to adjustment based on the final closing balance sheet. At the time of acquisition, the Company paid off American Tool's senior debt, senior subordinated debt and debt under their revolving credit agreement. The Company is in the process of obtaining third party valuations of certain financial positions; thus, the allocation of the purchase price is subject to change. During the third quarter, the Company recorded nonoperating expenses of $8.7 million for transaction costs associated with the acquisition.

   The 2002 and 2001 transactions were all accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The purchase prices for the 2002 acquisitions have been allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's final integration plans may include exit costs for certain plants and product lines, as well as employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the financial statements.






                                     10







   The unaudited consolidated results of operations on a pro forma basis (as though the 2002 acquisition of the American Tool business had been completed on January 1, 2001) are as follows (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

      NINE MONTHS ENDED SEPTEMBER 30,                            2002               2001
                                                                 ----               ----
      Net sales                                                $5,580.5           $5,425.2
      Income before accounting change                            $219.2             $195.2
      Basic earnings per share before accounting change           $0.82              $0.73
      Net income (loss)                                         ($299.3)            $195.2
      Basic earnings (loss) per share                            ($1.12)             $0.73

   WITHDRAWN DIVESTITURE:

   On June 18, 2001, the Company announced an agreement for the sale of Anchor Hocking. On January 14, 2002, the Federal Trade Commission (the "FTC") filed a complaint seeking to enjoin the sale of Anchor. On January 21, 2002, the Company signed an amended agreement with the buyer to divest Anchor, excluding the food service business because the FTC alleged the sale of Anchor to the current buyer could reduce competition in the market for glassware in the foodservice industry. On April 22, 2002, the U.S. District Court for the District of Columbia granted the FTC's motion for a preliminary injunction.

   On June 10, 2002, the Company announced that it had withdrawn plans to sell its Anchor Hocking glass business to Libbey Inc. and will continue to operate the business as part of its broad housewares portfolio. Transaction costs approximating $13.6 million were recorded as nonoperating expenses in the second quarter.

   NOTE 4 - RESTRUCTURING COSTS

   During 2002 and 2001, the Company recorded restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this strategic restructuring plan, management intends to streamline the Company's supply chain to enable it to be the low cost global provider throughout the Company's product portfolio. The plan's terms include reducing worldwide headcount and consolidating duplicative manufacturing facilities, over a three year period beginning in 2001. In the first nine months of 2002, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 1,450 employees, as described in the table below. Under the restructuring plan, 28 facilities have been exited and headcount has been reduced by 3,150 employees.



                                     11







   Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following (IN MILLIONS):


                                                                            Quarter Ended               Nine Months Ended
                                                                            September 30,                 September 30,
                                                                           2002       2001               2002         2001
                                                                           ----       ----               ----         ----
      Facility and other exit costs                                       $13.7       $3.4              $18.4         $8.8
      Employee severance and termination benefits                          30.5        7.9               43.8         17.6
      Exited contractual commitments                                         -          -                 0.6          -
      Other                                                                 7.0         -                 7.0          2.6
                                                                          -----      -----              -----        -----
               Recorded as Restructuring Costs                             51.2       11.3               69.8         29.0
      Discontinued Product Lines (in Cost of products sold)                 4.8         -                 8.9           -
                                                                          -----      -----              -----        -----
               Total Costs Related to Restructuring Plans                  56.0      $11.3              $78.7        $29.0
                                                                          =====      =====              =====        =====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $41.7 million and $16.4 million in the first nine months of 2002 and 2001, respectively. A summary of the Company's restructuring plan reserves is as follows (IN MILLIONS):

                                                         12/31/00                      Costs        09/30/01
                                                         Balance     Provision       Incurred       Balance
                                                         --------    ---------       --------       --------
      Facility and other exit costs                        $11.8         $8.8         ($13.0)          $7.6
      Employee severance and termination benefits            3.3         17.6          (11.2)           9.7
      Exited contractual commitments                         4.6           -            (2.4)           2.2
      Other                                                  2.2          2.6             -             4.8
                                                           -----        -----          -----          -----
                                                           $21.9        $29.0         ($26.6)         $24.3
                                                           =====        =====          =====          =====

                                                         12/31/01                      Costs        09/30/02
                                                         Balance     Provision       Incurred       Balance
                                                         --------    ---------       --------       --------
      Facility and other exit costs                        $20.1        $18.4         ($11.5)         $27.0
      Employee severance and termination benefits            6.2         43.8          (28.1)          21.9
      Exited contractual commitments                         1.9          0.6           (0.8)           1.7


                                                               12







                                                         12/31/01                      Costs        09/30/02
                                                         Balance     Provision       Incurred       Balance
                                                         --------    ---------       --------       --------
      Other                                                   -           7.0           (4.8)           2.2
                                                           -----        -----          -----          -----
               Recorded as Restructuring Costs              28.2         69.8          (45.2)          52.8
      Discontinued Product Lines (in Cost of                  -           8.9           (8.8)           0.1
         products sold)                                    -----        -----          -----          -----
               Total Costs Related to                      $28.2        $78.7         ($54.0)         $52.9
               Restructuring Plans                         =====        =====          =====          =====

   The facility and other exit cost reserves of $27.0 million at September 30, 2002 are primarily related to future minimum lease payments on vacated facilities and other closure costs. The reserves are for 28 vacant leased and owned facilities as follows:

                                          Number of
             Segment                 Vacated Facilities
             -------                 ------------------

    Rubbermaid                                6
    Sharpie                                   3
    Levolor/Hardware                         14
    Calphalon Home                            5
                                             --
         Total                               28
                                             ==

   Severance reserves of $21.9 million at September 30, 2002 are primarily related to the employees of the exited facilities. In addition to severance for employees at the exited facilities there are approximately 15 former Newell executives who are receiving severance payments under employment agreements.

   NOTE 5 - INVENTORIES

   Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (IN MILLIONS):
                                September 30,       December 31,
                                    2002                2001
                                -------------       ------------

    Materials and supplies           $364.7             $356.5
    Work in process                   188.1              150.5
    Finished products                 724.5              606.8
                                   --------           --------
                                   $1,277.3           $1,113.8
                                   ========           ========

   NOTE 6 - LONG-TERM DEBT

   The following is a summary of long-term debt (IN MILLIONS):

                                        September 30,    December 31,
                                             2002            2001
                                        -------------    ------------

    Medium-term notes                       $1,432.4        $1,012.5
    Commercial paper                           504.0           707.5
    Preferred debt securities                  450.0           450.0
    Other long-term debt                         9.6             2.5
                                            --------        --------
         Total debt                          2,396.0         2,172.5
    Current portion of long-term              (405.8)         (807.5)
    debt                                    --------        --------
         Long-term Debt                     $1,990.2        $1,365.0
                                            ========        ========

   The revolving credit agreement (and related commercial paper), medium term notes and mandatorily redeemable convertible preferred securities are all unsecured.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity that is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company's United States trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company. Under certain circumstances, the Company can require that the preferred debt securities be converted into notes that mature in 2008. The entire principal amount is therefore considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade and certain levels of accounts receivable write-offs. As of September 30, 2002, the Company was in compliance with the agreement. As of September 30, 2002 and December 31, 2001, the aggregate amount of outstanding receivables sold under the agreement was $695.9 million and $689.3 million, respectively.

   The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the "Revolver") on June 14, 2002, replacing the existing $1,300.00 revolving credit agreement, which was scheduled to terminate in August 2002. The new Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. At September 30, 2002, there were no borrowings under the Revolver.

   On March 14, 2002 the Company issued $500.0 million of Senior Notes with five-year and ten-year maturities. The $500.0 million Senior Notes consist of $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. On March 12, 2002, the five-year notes were swapped to a floating rate, resulting in a 2.98% rate for the first nine months of the swap. The proceeds of this issuance were used to pay down commercial paper. This issuance is reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   In August 2002, the Company elected to terminate certain interest rate swap agreements prior to their scheduled maturities and received cash of $25.0 million. Of this amount, $20.8 million represents the fair value of the swaps that were terminated and the remainder represents interest receivable on the swaps. The cash received relating to the fair value of the swaps was included as an operating activity in the Statement of Cash Flows. The unamortized fair value gain on the terminated interest rate swaps is accounted for as long-term debt. As of September 30, 2002, the unamortized gain was $19.9 million, of which $5.7 million is classified as current portion of long-term debt. The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt using the effective interest method.

   In August of 2002, the Company entered into several new interest rate swap agreements to replace the terminated interest rate swap agreements. These new interest rate swaps convert certain fixed rate debt into floating rate debt based on a notional principal amount of $500.0 million.

   NOTE 7  - EARNINGS PER SHARE

   The calculation of basic and diluted earnings per share for the year-to-date period is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):

                                                                        "In the           Convertible
                                                         Basic           Money"            Preferred            Diluted
                                                        Method         Options(1)          Securities            Method
                                                        ------         ----------         -----------           -------
      QUARTER ENDED SEPTEMBER 30, 2002
      Net income                                        $76.2                -                  4.1              $80.3
      Weighted average shares outstanding               267.2               0.6                 9.9              277.7
      Earnings per share                                $0.29                                                    $0.29

      QUARTER ENDED SEPTEMBER 30, 2001
      Net income                                        $83.5                -                   -               $83.5
      Weighted average shares outstanding               266.7                -                   -               266.7
      Earnings per share                                $0.31                                                    $0.31

      NINE MONTHS ENDED SEPTEMBER 30, 2002
      Income before cumulative effect of
      accounting change                                $215.7                -                   -              $215.7
      Weighted average shares outstanding               267.0               0.7                  -               267.7
      Earnings per share                                $0.81                                                    $0.81

      Net loss                                        ($299.2)               -                   -             ($299.2)
      Weighted average shares outstanding               267.0               0.7                  -               267.7
      Loss per share                                   ($1.12)                                                  ($1.12)

      NINE MONTHS ENDED SEPTEMBER 30, 2001
      Net income                                       $193.9                -                   -              $193.9
      Weighted average shares outstanding               266.6                -                   -               266.6
      Earnings per share                                $0.73                                                    $0.73

     (1)      The weighted average shares outstanding for the nine months ended September 30, 2002 and 2001 exclude approximately 4.4 million and 9.6 million stock options, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective periods and would, therefore, be anti-dilutive.

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

   The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):

                                                 Foreign             After-tax          After-tax           Accumulated
                                                Currency            Derivatives          Minimum               Other
                                               Translation            Hedging            Pension          Comprehensive
                                                  Loss              Gain (Loss)         Liability              Loss
                                               -----------          -----------         ---------         -------------
      Balance at December 31, 2001               ($213.1)             ($14.0)              ($4.5)            ($231.6)
      Current year change                           56.0                12.9                  -                 68.9
                                                  ------                ----               -----               -----
      Balance at September 30, 2002              ($157.1)              ($1.1)              ($4.5)             (162.7)
                                                  ======                ====               =====               =====

   Total comprehensive income (loss) amounted to the following (IN
   MILLIONS):

                                                              Quarter Ended                       Nine Months Ended
                                                              September 30,                         September 30,
                                                          2002             2001                 2002             2001
                                                          ----             ----                 ----             ----
      Net income (loss)                                  $76.2            $83.5              ($299.2)          $193.9
      Foreign currency translation gain (loss)             5.1             40.2                 56.0            (43.8)
      After-tax derivatives hedging gain (loss)           (6.7)            (5.1)                12.9            (13.3)
      After-tax unrealized gain on securities               -              (1.8)                  -              (1.3)
                                                         -----           ------               ------           ------
               Comprehensive income (loss)               $74.6           $116.8              ($230.3)          $135.5
                                                         =====           ======               ======           ======

   NOTE 9 - INDUSTRY SEGMENTS

   In the first quarter of 2002, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's key account strategy. The four operating segments have been named for leading worldwide brands in the Company's product portfolio. The realignment streamlines what had previously been five operating segments. Last year's amounts have been reclassified to conform with the 2002 presentation. In the third quarter of 2002, the Company re-named its Parker/Eldon and Calphalon/Wearever segments as the Sharpie and Calphalon Home segments, respectively, for public reporting.

   The Company's segment results are as follows (IN MILLIONS):

                                                                Quarter Ended              Nine Months Ended
                                                                September 30,                September 30,
                                                              2002        2001            2002            2001
                                                              ----        ----            ----            ----
      NET SALES (1) (2)
      Rubbermaid                                             $666.2      $657.5        $1,937.9        $1,928.5
      Sharpie                                                 495.7       466.0         1,418.2         1,332.0
      Levolor/Hardware                                        479.3       353.0         1,257.6         1,033.4
      Calphalon Home                                          307.1       291.3           826.6           809.3
                                                           --------    --------        --------        --------
                                                           $1,948.3    $1,767.8        $5,440.3        $5,103.2
                                                           ========    ========        ========        ========
      OPERATING INCOME (3)
      Rubbermaid                                              $65.6       $48.6          $160.1          $149.3
      Sharpie                                                  85.9        77.0           227.0           205.2
      Levolor/Hardware                                         37.6        41.3           101.6            98.9
      Calphalon Home                                           31.8        32.3            62.0            63.4
      Corporate (4)                                            (7.5)      (20.3)          (22.7)          (63.9)
                                                           --------    --------        --------        --------
                                                              213.4       178.9           528.0           452.9
      Restructuring Costs (5)                                 (56.0)      (11.3)          (78.7)          (29.0)
                                                           --------    --------        --------         --------
                                                             $157.4      $167.6          $449.3          $423.9
                                                           ========    ========        ========        ========
      CAPITAL EXPENDITURES
      Rubbermaid                                              $44.7       $24.6           $96.1           $75.4
      Sharpie                                                   7.7        11.2            24.3            46.6
      Levolor/Hardware                                         19.1         6.0            39.7            20.4
      Calphalon Home                                            5.8         9.3            13.7            32.2
      Corporate                                                 6.7         9.3            11.4            10.1
                                                           --------    --------        --------        --------
                                                              $84.0       $60.4          $185.2          $184.7
                                                           ========    ========        ========        ========
      DEPRECIATION AND AMORTIZATION
      Rubbermaid                                              $27.2       $32.3           $91.6           $93.4
      Sharpie                                                  11.7        14.0            42.3            42.6
      Levolor/Hardware                                         14.6         7.2            30.9            22.4
      Calphalon Home                                           13.1        10.4            34.8            33.1
      Corporate                                                 5.4        23.4            18.8            63.2
                                                           --------    --------        --------        --------
                                                              $72.0       $87.3          $218.4          $254.7
                                                           ========    ========        ========        ========



                                                               18







                                                                                    September 30,    December 31,
      IDENTIFIABLE ASSETS                                                               2002             2001
                                                                                        ----             ----
      Rubbermaid                                                                       $1,665.2        $1,551.3
      Sharpie                                                                           1,165.1         1,216.8
      Levolor/Hardware                                                                  1,210.7           790.8
      Calphalon Home                                                                      749.1           787.4
      Corporate (6)                                                                     2,608.0         2,919.8
                                                                                       --------        --------
                                                                                       $7,398.1        $7,266.1
                                                                                       ========        ========

   Geographic Area Information

                                                             Quarter Ended               Nine Months Ended
                                                             September 30,                 September 30,
                                                         2002           2001            2002             2001
                                                         ----           ----            ----             ----
      NET SALES
      United States                                   $1,427.5       $1,303.4         $3,981.8         $3,703.0
      Canada                                              83.1           81.1            228.5            226.1
                                                      --------       --------         --------         --------
         North America                                 1,510.6        1,384.5          4,210.3          3,929.1
      Europe (7)                                         347.0          292.8            967.6            898.7
      Central and South America (8)                       66.2           63.1            190.1            208.6
      All other                                           24.5           27.4             72.3             66.8
                                                      --------       --------         --------         --------
                                                      $1,948.3       $1,767.8         $5,440.3         $5,103.2
                                                      ========       ========         ========         ========
      OPERATING INCOME
      United States                                     $150.3         $145.0           $382.0           $332.4
      Canada                                              12.8           12.4             27.4             34.2
                                                      --------       --------         --------         --------
        North America                                    163.1          157.4            409.4            366.6
      Europe                                             (15.5)           5.5              7.1             34.1
      Central and South America                            7.6            2.4             21.1             18.3
      All other                                            2.2            2.3             11.7              4.9
                                                      --------       --------         --------         --------
                                                        $157.4         $167.6           $449.3           $423.9
                                                      ========       ========         ========         ========


                                     19







                                                                                  September 30,     December 31,
      IDENTIFIABLE ASSETS (9)                                                         2002              2001
                                                                                      ----              ----
      United States                                                                   $4,954.0         $5,067.8
      Canada                                                                             120.5            118.0
                                                                                      --------         --------
        North America                                                                  5,074.5          5,185.8
      Europe                                                                           2,002.1          1,737.0
      Central and South America                                                          242.3            295.7
      All other                                                                           79.2             47.6
                                                                                      --------         --------
                                                                                      $7,398.1         $7,266.1
                                                                                      ========         ========

   1) Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in the first nine months of 2002 and 2001. Sales to no other customer exceeded 10% of consolidated net sales for either period.

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

   5) Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Income (Unaudited) (refer to Note 4 for additional detail.) Restructuring Costs are not allocated to business segments and are not part of Operating Income.

   6) Corporate assets primarily include trade names, goodwill, equity investments and deferred tax assets.

   7) No sales attributed to any individual European country are material.

   8)   This category includes Argentina, Brazil, Colombia, Mexico and
        Venezuela.

   9) Transfers of finished goods between geographic areas are not significant.

   NOTE 10 - CONTINGENCIES

   The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company's products, allegations of infringement of intellectual property, commercial disputes and employment related matters, as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

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

   PART I

   Item 2.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Income as a percentage of net sales.

                                                                       Three Months Ended           Nine Months Ended
                                                                          September 30,               September 30,
                                                                       ------------------           -----------------
                                                                      2002           2001         2002             2001
                                                                      ----           ----         ----             ----
       Net sales                                                     100.0%         100.0%       100.0%           100.0%
       Cost of products sold                                          71.8%          72.3%        72.6%            73.8%
                                                                     -----          -----        -----            -----
               GROSS INCOME                                           28.2%          27.7%        27.4%            26.2%

       Selling, general and administrative expenses                   17.5%          16.8%        17.8%            16.5%
       Restructuring costs                                             2.6%           0.6%         1.3%             0.6%
       Goodwill amortization                                            --%           0.8%          --%             0.8%
                                                                     -----          -----        -----            -----
               OPERATING INCOME                                        8.1%           9.5%         8.3%             8.3%
       Nonoperating expenses:
          Interest expense                                             1.5%           1.8%         1.6%             2.1%
          Other, net                                                   0.7%           0.3%         0.7%             0.2%
                                                                     -----          -----        -----            -----
          Net nonoperating expenses                                    2.2%           2.1%         2.3%             2.3%
                                                                     -----          -----        -----            -----
               INCOME BEFORE INCOME TAXES AND CUMULATIVE
                  EFFECT OF ACCOUNTING CHANGE
                                                                       5.9%           7.4%         6.0%             6.0%
       Income taxes                                                    2.0%           2.7%         2.0%             2.2%
                                                                     -----          -----        -----            -----
               INCOME BEFORE CUMULATIVE EFFECT OF
                  ACCOUNTING CHANGE
                                                                       3.9%          4.7 %         4.0%             3.8%
       Cumulative effect of accounting change, net of tax               --%            --%         9.5%              --%
                                                                     -----          -----        -----            -----
               NET INCOME (LOSS)                                       3.9%           4.7%       (5.5)%             3.8%
                                                                     =====          =====        =====            =====

   ITEMS AFFECTING COMPARABILITY

   Several events occurred during the first nine months of 2002 and 2001 that affected the comparability of operating results. These events are described below to help isolate their impact on continuing operations and to help better identify operating trends. For purposes of comparison, operating results will be discussed with and without the following events:

        * RESTRUCTURING ACTIVITIES: During 2002 and 2001, the Company recorded restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this strategic restructuring plan, management intends to streamline the Company's supply chain to enable it to be the low cost global provider throughout the Company's product portfolio. The plan's terms include reducing worldwide headcount and consolidating duplicative manufacturing facilities, over a three-year period beginning in 2001. During the first nine months of 2002 and 2001, the Company incurred pre-tax restructuring and restructuring related expenses of $78.7 million and $29.0 million, or $0.20 and $0.07 per diluted share, respectively. Under the strategic restructuring plan, 28 facilities have been exited and headcount has been reduced by approximately 3,150 employees. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

        * ADOPTION OF NEW GOODWILL ACCOUNTING: On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Pursuant to the adoption of SFAS No. 142, all amortization expense on goodwill and intangible assets with indefinite lives ceased on January 1, 2002. Therefore, no goodwill and indefinite life intangible asset amortization is recorded in 2002 earnings. On a comparative basis, goodwill and indefinite life intangibles amortization expense was $15.6 million ($13.4 million after tax and $0.05 per diluted share) and $46.6 million ($40.0 million after tax and $0.15 per diluted share) for the three months and nine months ended September 30, 2001, respectively.

             In addition, during the first quarter of 2002, the Company recorded a $514.9 million after tax goodwill impairment charge. This charge was recorded as a cumulative effect of an accounting change in the Consolidated Statements of Income (Unaudited). There are no additional impairment charges anticipated for 2002. See Note 1 to the Consolidated Financial Statements (Unaudited) for further information on the adoption of SFAS No. 142.

        * AMERICAN TOOL ACQUISITION: On April 30, 2002, the Company acquired the remaining 50.5% ownership interest in American Tool Companies, Inc. ("American Tool") for $467 million, which included the assumption of all outstanding American Tool debt and miscellaneous transaction costs. The purchase price is preliminary and subject to adjustment based on the final closing balance sheet. The Company now owns 100% of the outstanding shares of American Tool. With fiscal 2001 revenue of $440.7 million and manufacturing and distribution facilities around the world, the American Tool purchase marks a significant expansion and enhancement of the Company's product lines and customer base, launching it squarely into the estimated $10 billion-plus global market for hand tools and power tool accessories. The acquisition has been accounted for as a purchase and is described further in Note 3 to the Consolidated Financial Statements (Unaudited).

             Since the acquisition, American Tool's operations have been consolidated with the Company's. Prior to May 1, 2002, the Company's 49.5% ownership interest in American Tool was accounted for under the equity method of accounting, and was recognized as other income and included in nonoperating expenses in the Consolidated Statements of Income (Unaudited). The Company recorded other income of $0.7 million in 2002 prior to the acquisition and ultimate consolidation of American Tool into the Company. In contrast, the Company recorded $5.4 million of other income during the nine months ended September 30, 2001, related to the 49.5% equity income in American Tool prior to the acquisition.

             In the three months ended September 30, 2002, the Company recorded approximately $8.7 million ($5.8 million after tax) or $0.02 per diluted share in transaction costs related to the American Tool acquisition in nonoperating expenses.

        * ANCHOR HOCKING TRANSACTION: On June 10, 2002, the Company withdrew plans to sell its Anchor Hocking glass business to Libbey Inc. ("Libbey") and will continue to operate the business as part of its broad housewares portfolio. The Federal Trade Commission ("FTC") had been granted a preliminary injunction against the sale of Anchor to Libbey, as the FTC alleged the sale of Anchor to Libbey could reduce competition in the market for glassware in the foodservice industry. For the nine months ended September 30, 2002, the Company expensed $13.6 million, or $0.03 per diluted share, of transaction related costs in other nonoperating expenses.

   THREE MONTHS ENDED SEPTEMBER 30, 2002 VS. THREE MONTHS ENDED SEPTEMBER
   30, 2001

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the three months ended September 30, 2002 ("Third Quarter") were $1,948.3 million, an increase of $180.5 million, or 10.2%, from $1,767.8 million in the comparable quarter of 2001. Excluding $110.5 million of sales from the American Tool acquisition, sales increased 4.0%. The internal sales growth was driven primarily by the Company's focus on sales and marketing initiatives toward strategic customers and new product introductions, partially offset by product price reductions.

   Gross income was $550.3 million in the Third Quarter of 2002, a $60.7 million, or 12.4%, increase from $489.6 million in the comparable quarter of 2001. Gross income margin also increased to 28.2% of sales versus 27.7 % in 2001. Excluding $4.8 million ($3.2 million after tax) of product line exit costs strategic restructurings, gross income was $555.1 million or 28.5% of net sales in 2002. In the comparable period in 2001, excluding $0.5 million ($0.3 million after tax) of costs related to acquisitions, gross profit was $490.1 million, or 27.7% of sales. Gross income, both with and without acquisition and strategic restructuring related charges, increased as a result of the American Tool acquisition and the Company's implementation of strategic restructuring and productivity improvement initiatives that continue to focus on streamlining the Company's supply chain, such as eliminating duplicative facilities, reducing headcount and sourcing product from low cost countries. Productivity initiatives reduced costs by approximately $50 million in the Third Quarter of 2002. The Company continues to increase gross income margin despite product price reductions.

   Selling, general and administrative expenses ("SG&A") were $341.7 million in the Third Quarter of 2002, an increase of $45.2 million, or 15.2%, from $296.5 million in the comparable quarter of 2001. SG&A as a percentage of net sales was 17.5% in 2002 versus 16.8% in the comparable quarter of 2001. Excluding $3.6 million ($2.4 million after tax) of acquisition related charges in 2002, SG&A was $338.1 million or 17.4% of net sales for the Third Quarter of 2002. In the comparable period in 2001, excluding $0.8 million ($0.5 million after tax), of acquisition related charges , SG&A was $295.7 million or 16.7% of sales. SG&A, both with and without acquisition related charges, increased primarily due to the American Tool acquisition, the Company's increased investment in new product development and product launches, and planned marketing initiatives (including Strategic Account Management and Phoenix), which support the Company's strategic growth initiatives.

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

   The Company recorded pre-tax strategic restructuring charges of $51.2 million ($34.2 million after taxes) and $11.3 million ($7.3 million after tax) in the Third Quarter of 2002 and 2001, respectively. The 2002 Third Quarter pre-tax charge included $13.7 million of facility and other exit costs, $30.5 million of employee severance and termination benefits, and $7.0 million in other restructuring costs. The 2001 Third Quarter pre-tax charge included $3.4 million of facility and other exit costs, and $7.9 million of employee severance and termination benefits. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income was $157.4 million in the Third Quarter of 2002, a decrease of $10.2 million, or 6.1% from $167.6 million in the comparable quarter of 2001. Operating income as a percentage of net sales was 8.1% in 2002 versus 9.5% in the comparable quarter of 2001. As described in the section entitled "Items Affecting Comparability," the decrease in operating income relates primarily to increased strategic restructuring and acquisition related costs. During the quarter ended September 30, 2002 the company recognized restructuring and acquisition related costs of $59.6 million pre-tax ($39.8 after tax) compared to $12.6 million pre-tax ($8.1 after tax) for 2001, an increase of $47.0 million. Excluding strategic restructuring and acquisition related costs; operating income was $217.0 million, or 11.1% of net sales in 2002 versus $180.2 million, or 10.2% of sales in 2001. The increase in operating income, excluding strategic restructuring and acquisition related costs, over the prior year is primarily due to 4.0% internal sales growth, approximately $50 million of productivity improvements, the American Tool acquisition, and the impact of the non-amortization provisions of SFAS No. 142 ($15.6 million of amortization expense in the Third Quarter of 2001). Partially offsetting these increases are the cost of the Company's continued investment in sales and marketing initiatives and product price reductions.

   Net nonoperating expenses were $43.4 million in the Third Quarter of 2002, a $6.0 million, or 16.0% increase from $37.4 million in the comparable quarter of 2001. Excluding acquisition related charges of $10.3 million ($6.9 million net of tax), net nonoperating expenses were $33.1 million, a decrease of $4.3 million or 11.5% from 2001. Included in the $10.3 million in acquisition costs in approximately $8.7 million ($5.8 million after tax) in costs related to the American Tool acquisition, more fully described in Note 3 to the Consolidated Financial Statements (Unaudited), respectively. The decrease in net nonoperating expense was primarily due to reduced interest expense of $2.6 million as a result of lower interest rates on the Company's variable rate borrowings.

   The effective tax rate was 33.2% in the Third Quarter of 2002 versus 35.9% in the Third Quarter of 2001. The decrease in the effective tax rate between years is due primarily to the impact of the non-amortization provisions of SFAS No. 142.

   Net income was $76.2 million in the Third Quarter of 2002, a $7.3 million, or 8.7%, decrease from $83.5 million in the Third Quarter of 2001. Diluted earnings per share were $0.29 in the Third Quarter of 2002 compared to $0.31 in the Third Quarter of 2001. Net income, excluding strategic restructuring and other charges, was $122.9 million in 2002, an increase of $31.3 million from 2001. A reconciliation of net income, excluding strategic restructuring and other charges for 2002 and 2001, is as follows:

      (in millions; except per share data)                    2002                           2001
                                                              ----                           ----
                                                     Amount     Diluted EPS          Amount    Diluted EPS
                                                     -------    -----------          ------    -----------
      Net Income, as Reported                         $76.2           $0.29           $83.5          $0.31
         Add Back
             Restructuring Costs                       34.2            0.12             7.3           0.03
             Product Line Exit Costs                    3.2            0.01               -              -
             American Tool Acquisition Costs            5.8            0.02
             Other Acquisition Related Costs*           3.5            0.01             0.8           0.00
                 Rounding                                --            0.01              --             --
                                                     ------           -----           -----          -----
      Net Income, Excluding Charges                  $122.9           $0.46           $91.6          $0.34
                                                     ======           =====           =====          =====

   * Other Acquisition related costs are recorded in cost of products sold, SG&A, and nonoperating expenses in the Consolidated Statements of Income (Unaudited). In 2002, Other Acquistion related costs (after tax) recorded in SG&A and nonoperating expenses were $2.4 million and $1.1 million, respectively. In 2001, Other Acquisition related costs (after tax) recorded in cost of product sold and SG&A were $0.3 million and $0.5 million, respectively.

   The increase in net income and diluted earnings per share, excluding charges, was primarily due to 4.0% internal sales growth, improved gross margins from productivity improvements of approximately $50 million, the impact of the non-amortization provisions of the adoption of SFAS No. 142 and lower interest expense, partially offset by product price reductions and the Company's increased investment in sales and marketing initiatives.

   BUSINESS GROUP OPERATING RESULTS:

   The Company operates in four general segments:

       Net Sales by Group:
                                                                                         Percentage
                                                         2002             2001            Increase
                                                         ----             ----           ----------
       Rubbermaid                                      $666.2           $657.5                1.3%
       Sharpie                                          495.7            466.0                6.4
       Levolor/Hardware                                 479.3            353.0               35.8
       Calphalon Home                                   307.1            291.3                5.4
                                                     --------         --------              -----
               Total Net Sales                       $1,948.3         $1,767.8               10.2%
                                                     ========         ========              =====
        Operating Income by Group:
                                                                                         Percentage
                                                                                         Increase/
                                                         2002             2001            Decrease
                                                         ----             ----           ----------
       Rubbermaid                                       $65.6            $48.6               35.0%
       Sharpie                                           85.9             77.0               11.6
       Levolor/Hardware                                  37.6             41.3               (9.0)
       Calphalon Home                                    31.8             32.3               (1.5)
                                                       ------           ------              -----
               Group Operating Income*                 $220.9           $199.2               10.9%
                                                       ======           ======              =====

   * Group Operating Income excludes Corporate costs and Restructuring Expense. See Note 9 to the Consolidated Financial Statements (Unaudited) for the detail of Operating Income by Group including Corporate and Restructuring Expense.

   RUBBERMAID

   Net sales for the 2002 Third Quarter were $666.2 million, an increase of $8.7 million, or 1.3%, from $657.5 million in the comparable quarter of 2001. The 1.3% sales growth was primarily due to 4.4% sales growth at the Rubbermaid Home Products division, partially offset by a 9.6% sales decline at Graco. The primary reasons for the overall sales increase were sales gains at strategic accounts and new product introductions, such as the Rubbermaid TakeAlongs{TM}, the Slim Cooler{TM}, Stain Shield{TM}, and the Tool Tower{TM} and growth in existing products, partially offset by product price reductions.

   Operating income for the 2002 Third Quarter was $65.6 million, an increase of $17.0 million, or 35.0%, from $48.6 million in the comparable quarter of 2001. The increase is primarily related to productivity improvements and increased margin for new products, partially offset by product price reductions and continued investments in divisional growth initiatives, including costs related to new product development and product launches, primarily television advertising for featured items such as the Slim Cooler{TM} and the Tool Tower{TM}.

   SHARPIE

   Net sales for the 2002 Third Quarter were $495.7 million, an increase of $29.7 million, or 6.4%, from $466.0 million in the comparable quarter of 2001. The 6.4% sales growth was fueled primarily by strong back-to-school sales in North America at strategic accounts, new product introductions (including the Sharpie{R} Chisel Tip and Liquid Paper{R} Backtracker{TM}), and growth in existing Paper Mate{R} pens, Sharpie{R} permanent markers and Colorific{R} product lines.

   Operating income for the 2002 Third Quarter was $85.9 million, an increase of $8.9 million, or 11.6%, from $77.0 million in the comparable quarter of 2001. The increase is primarily related to productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, primarily television advertising for the Sharpie{R} and Paper Mate{R} brands.

   LEVOLOR / HARDWARE

   Net sales for the 2002 Third Quarter were $479.3 million, an increase of $126.3 million, or 35.8%, from $353.0 million in the comparable quarter of 2001. Excluding $110.5 million in sales from the American Tool acquisition, sales increased $15.8 million, or 4.5%. Sales growth was fueled primarily by 22.6% sales growth at the BernzOmatic division. The American Tool acquisition integration continues on plan.

   Operating income for the 2002 Third Quarter was $37.6 million, a decrease of $3.7 million, or 9.0%, from $41.3 million in the comparable quarter of 2001. Excluding $8.0 million in operating income from the American Tool acquisition, operating income decreased $11.7 million, or 28.3%. The decrease in operating income was primarily due to product price reductions and continued investment in sales and marketing growth initiatives, as well as, start-up costs related to the American Tool acquisition, partially offset by cost savings from productivity initiatives.

   CALPHALON HOME

   Net sales for the 2002 Third Quarter were $307.1 million, an increase of $15.8 million, or 5.4%, from $291.3 million in the comparable quarter of 2001. Sales growth related primarily to Calphalon and Cookware Europe divisions related to new product introductions and existing product sales at strategic accounts, partially offset by product price reductions.

   Operating income for the 2002 Third Quarter was $31.8 million, a decrease of $0.5 million, or 1.5%, from $32.3 million in the comparable quarter of 2001. The slight decrease in operating income was due primarily to product price reductions and costs related to marketing growth initiatives, offset by cost savings from productivity initiatives and new and existing product growth.

   NINE MONTHS ENDED SEPTEMBER 30, 2002 VS. NINE MONTHS ENDED SEPTEMBER
   30, 2001

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the nine months ended September 30, 2002 were $5,440.3 million, an increase of $337.1 million, or 6.6%, from $5,103.2 million in 2001. Excluding $189.2 million of sales from the American Tool acquisition, sales increased 2.9% from 2001. The 2.9% internal sales growth was driven primarily by the Company's focus on sales and marketing initiatives toward strategic customers and new product introductions, partially offset by product price reductions.

   Gross income for the nine months ended September 30, 2002 was $1,490.0 million, a $155.1 million, or 11.6%, increase from $1,334.9 million in 2001. Gross income margin also increased to 27.4% of sales versus 26.2% in 2001. Excluding $8.9 million ($5.9 million after tax) of product line exit costs related to strategic restructurings and $3.4 million ($2.3 million after tax) of costs related to recent acquisitions, gross income was $1,502.3 million or 27.6 % of net sales in 2002. In the comparable period in 2001, excluding $3.6 million ($2.3 million after tax) of costs related to acquisitions, gross income was $1,338.5 million, or 26.2% of sales. Gross income, with and without acquisition and strategic restructuring related charges, increased as a result of the American Tool acquisition and the Company's implementation of strategic restructuring and productivity improvement initiatives that continue to focus on streamlining the Company's supply chain, such as eliminating duplicative facilities, reducing headcount and sourcing product from low cost countries. Productivity initiatives reduced costs by approximately $150 million in the first nine months of 2002. The Company was able to continue increasing gross income margin despite product price reductions.

   SG&A for the nine months ended September 30, 2002 was $970.9 million, a $131.4 million, or 15.7%, increase from $839.5 million in 2001. SG&A as a percentage of net sales was 17.8% in 2002 versus 16.5% in

   2001. Excluding $6.9 million ($4.6 million after tax) of acquisition related charges in 2002, SG&A was $964.0 million or 17.7% of net sales in 2002. In 2001, excluding $2.4 million ($1.5 million after tax) of acquisition related charges; SG&A was $837.1 million, or 16.4%. SG&A increased primarily due to the American Tool acquisition, the Company's increased investment in new product development, product launches, and planned marketing initiatives (including Strategic Account Management and Phoenix), which support the Company's strategic growth initiatives.

   The Company recorded pre-tax strategic restructuring charges of $69.8 million ($46.3 million after taxes) and $29.0 million ($18.4 million after tax) for the nine months ended September 30, 2002 and 2001, respectively. The 2002 pre-tax charge included $18.4 million of facility and other exit costs, $43.8 million of employee severance and termination benefits, and $7.6 million in other restructuring costs. The 2001 pre-tax charge included $8.8 million of facility and other exit costs, $17.6 million of employee severance, and $2.6 million in other restructuring costs. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income for the nine months ended September 30, 2002 was $449.3 million, a $25.4 million, or 6.0%, increase from $423.9 million in 2001. Operating income as a percentage of net sales was 8.3% in 2002 and 2001. Excluding strategic restructuring and acquisition related charges of $89.0 million ($59.0 million after taxes); operating income was $538.3 million, or 9.9% of net sales in 2002 versus $458.9 million, or 9.0% of sales in 2001. The increase in operating income is primarily due to internal sales growth and productivity improvements discussed above, the American Tool Acquisition, and the impact of the non-amortization provisions of SFAS No. 142. Partially offsetting these increases is the cost of the Company's continued investment in sales and marketing initiatives and product price reductions.

   Net nonoperating expenses for the nine months ended September 30, 2002 were $123.8 million, a $5.4 million increase, or 4.6%, from $118.4 million in 2001. Excluding acquisition and other one-time charges of $24.0 million ($15.9 million net of tax), net nonoperating expenses were $99.8 million, a decrease of $18.6 million or 15.7% from 2001. Included in the $24.0 million in acquisition costs and one-time charges is approximately $13.6 million ($9.0 million after tax) in transaction costs related to the withdrawn divestiture of Anchor Hocking and $8.7 million ($5.8 million after tax) in costs related to the American Tool acquisition, more fully described in Notes 3 and 4 to the Consolidated Financial Statements (Unaudited), respectively. The decrease in net nonoperating expense, excluding acquisition costs and one-time charges, was due primarily to decreased interest expense of $23.1 million primarily related to lower interest rates on the Company's variable rate borrowings offset by reduced equity earnings in American Tool.

   The effective tax rate for the nine months ended September 30, 2002 was 33.7% versus 36.5% in 2001. The decrease in the effective tax rate between years is due primarily to the impact of the non-amortization provisions of SFAS No. 142.

   Net income before cumulative effect of accounting change for the nine months ended September 30, 2002 was $215.7 million, a $21.8 million, or 11.2%, increase from $193.9 million in 2001. Diluted earnings per share before cumulative effect of accounting change were $0.81 in 2002 as compared to $0.73 in 2001.

   During the first quarter of 2002, the Company completed the required impairment tests of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $514.9 million, net of tax. See Note 1 to the Consolidated Financial Statements (Unaudited) for further information on the Company's adoption of SFAS No. 142.

   Net loss for the nine months ended September 30, 2002 was $299.2 million or $1.12 diluted loss per share. Net income for 2001 was $193.9 million, or $0.73 diluted earnings per share. Excluding strategic restructuring and other charges, and the goodwill impairment charge, net income was $290.9 million in 2002, an increase of $74.8 million from $216.1 million in 2001. A reconciliation of net income, excluding certain charges for 2002 and 2001 is as follows:

                                                            2002                            2001
                                                            ----                            ----
                                                   Amount     Diluted EPS          Amount     Diluted EPS
                                                   ------     -----------          ------     -----------
      Net Income (Loss), as Reported              ($299.2)      ($1.12)            $193.9        $0.73
         Add Back
             Restructuring Costs                     46.3         0.17               18.4         0.07
             Product Line Exit Costs                  5.9         0.02                 --           --
             Anchor Hocking Transaction Costs         9.0         0.03                 --           --
             American Tools Acquisition Costs         5.8         0.02
             Other Acquisition Related Costs          8.0         0.03                3.8         0.01
             Goodwill Impairment                    514.9         1.93                 --           --
                  Rounding                            0.2         0.01                 --           --
                                                   ------        -----             ------       ------
                                                   $290.9        $1.09             $216.1        $0.81
      Net Income, Excluding Charges                ======        =====             ======        =====

   * Other Acquisition related costs are recorded in cost of products sold, SG&A, and nonoperating expenses in the Consolidated Statements of Income (Unaudited). In 2002, Other Acquisition related costs (after tax) recorded in cost of products sold, SG&A and nonoperating expenses were $2.3 million, $4.6 million and $1.1 million, respectively. In 2001, Other Acquisition related costs (after tax) recorded in costs of products sold and SG&A were $2.3 million and $1.5 million, respectively.

   The increase in net income and diluted earnings per share, excluding charges, was primarily due to 2.9% internal sales growth, improved gross margins from productivity improvements of approximately $150 million, the impact of the non-amortization provisions of the adoption of SFAS No. 142 and lower interest expense, partially offset by the Company's increased investment in sales and marketing initiatives and product price reductions.

   Business Segment Operating Results:

       Net Sales by Group:
                                                                                 Percentage
                                                 2002             2001            Increase
                                                 ----             ----           ----------
       Rubbermaid                               $1,937.9         $1,928.5             0.5%
       Sharpie                                   1,418.2          1,332.0             6.5
       Levolor/Hardware                          1,257.6          1,033.4            21.7
       Calphalon Home                              826.6            809.3             2.1
                                                --------         --------           -----
               Total Net Sales                  $5,440.3         $5,103.2             6.6%
                                                ========         ========           =====

       Operating Income by Group:
                                                                                  Percentage
                                                                                  Increase/
                                                 2002             2001             Decrease
                                                 ----             ----            ----------
       Rubbermaid                                 $160.1           $149.3             7.2%
       Sharpie                                     227.0            205.2            10.6
       Levolor/Hardware                            101.6             98.9             2.7
       Calphalon Home                               62.0             63.4            (2.2)
                                                  ------           ------            ----
               Group Operating Income*            $550.7           $516.8             6.6%
                                                  ======           ======            ====

   * Group Operating Income excludes Corporate costs and Restructuring Expense. See Note 9 to the Consolidated Financial Statements (Unaudited) for the detail of Operating Income by Group including Corporate and Restructuring Expense.

   RUBBERMAID

   Net sales for the nine months ended September 30, 2002 were $1,937.9 million, an increase of $9.4 million, or 0.5%, from $1,928.5 million in 2001. The overall sales increase was due to sales gains at strategic accounts and new product introductions, offset by product price reductions.

   Operating income for the nine months ended September 30, 2002 was $160.1 million, an increase of $10.8 million, or 7.2%, from $149.3 million in 2001. The increase is primarily related to productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, including costs related to new product development and product launches primarily television advertising for featured items such as the Slim Cooler{TM} and the Tool Tower{TM}.

   SHARPIE

   Net sales for the nine months ended September 30, 2002 were $1,418.2 million, an increase of $86.2 million, or 6.5%, from $1,332.0 million in 2001. The overall sales growth was fueled by sales gains in North America at strategic accounts from new product introductions, including the Sharpie{R} Chisel Tip and Liquid Paper{R} Backtracker{TM}, and growth in existing Paper Mate{R} pens, Sharpie{R} permanent markers and Colorific{R} product lines.

   Operating income for the nine months ended September 30, 2002 was $227.0 million, an increase of $21.8 million, or 10.6%, from $205.2 million in 2001. The increase is primarily related to productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, primarily television advertising for the Sharpie{R} and Paper Mate{R} brands.

   LEVOLOR / HARDWARE

   Net sales for the nine months ended September 30, 2002 were $1,257.6 million, an increase of $224.2 million, or 21.7%, from $1,033.4 million in 2001. Excluding $189.2 million in sales from the American Tool acquisition, sales increased $35.0 million, or 3.4%. Sales growth was related primarily to the BernzOmatic and Levolor / Kirsch divisions partially offset by product price reductions. The American Tool acquisition integration continues on plan.

   Operating income for the nine months ended September 30, 2002 was $101.6 million, an increase of $2.7 million, or 2.7%, from $98.9 million in 2001. Excluding $15.3 million in operating income from the American Tool acquisition, operating income decreased $12.6 million, or 12.7%. The decrease in operating income, excluding American Tool, was primarily due to product price reductions and continued investment in sales and marketing growth initiatives, as well as, start-up cost related to the American Tool acquisition, partially offset by cost savings from productivity initiatives.

   CALPHALON HOME

   Net sales for the nine months ended September 30, 2002 were $826.6 million, an increase of $17.3 million, or 2.1%, from $809.3 million in 2001. The slight increase in sales related primarily to the Calphalon division's new product introductions at strategic accounts, offset by product price reductions.

   Operating income for the nine months ended September 30, 2002 was $62.0 million, a decrease of $1.4 million, or 2.2%, from $63.4 million in 2001. The decrease in operating income was due primarily to product price reductions and continued investment in sales and marketing growth initiatives, partially offset by cost savings from productivity initiatives.

   LIQUIDITY AND CAPITAL RESOURCES

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided from operating activities for the nine months ended September 30, 2002 was $569.2 million compared to $576.8 million for the comparable period of 2001. The Company generated free cash flow (defined by the Company as cash provided by operating activities less capital expenditures and dividends) of $215.8 million for the first nine months of 2002 compared to $224.1 million for 2001. The planned decrease in free cash flow and operating cash flow between years is due primarily to increased inventory levels for new product introductions and reductions in accrued liabilities, partially offset by higher accounts payable levels.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks, which are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to discretion of the lender. The Company's uncommitted lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's uncommitted lines of credit at September 30, 2002 totaled $29.6 million.

   The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the "Revolver") on June 14, 2002, replacing the existing $1,300.0 revolving credit agreement, which was scheduled to terminate in August 2002. The Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. At September 30, 2002, there were no borrowings under the $1,300.0 million Revolver.

   In lieu of borrowings under the Company's Revolver, the Company may issue up to $1,300.0 million of commercial paper. The Company's

   Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Company's Revolver.
   At September 30, 2002, $504.0 million (principal amount) of commercial paper was outstanding. Because $650 million of the backup Revolver expires in June 2007, the entire $504.0 million is classified as long-term debt.

   The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain Total Indebtedness to Total Capital Ratio of 60% and an Interest Coverage Ratio of 4 to 1. As of September 30, 2002, the Company was in compliance with this agreement.

   The Company had outstanding at September 30, 2002 a total of $1,432.4 million (principal amount) of medium-term notes, including the unamortized fair value gain of $19.9 million on the terminated interest rate swaps described in Note 4. The proceeds from the termination of the fair value swap were used to pay down commercial paper. The maturities on these notes range from 3 to 30 years at an average interest rate of 5.41%. Of the outstanding amount of medium-term notes, $405.8 million is classified as current portion of long-term debt and $1,026.6 million is classified as long-term debt.

   On March 14, 2002 the Company issued $500.0 million of Senior Notes with five-year and ten-year maturities. The $500.0 million Senior Notes consist of $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. The five-year notes were swapped to a floating rate, resulting in a 2.98% rate for the first nine months of the swap. The proceeds of this issuance were used to pay down commercial paper. This issuance is reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity that is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company's United States trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade and certain levels of accounts receivable write-offs. As of September 30, 2002, the Company was in compliance with the agreement. As of September 30, 2002 and December 31, 2001, the aggregate amount of outstanding receivables sold under the agreement was $695.9 million and $689.3 million, respectively.

   A $500.0 million universal shelf registration statement became effective in July 2002 under which debt and equity securities may be issued. No securities have been issued under this shelf registration statement.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used for acquisitions was $228.5 million for the first nine months of 2002, an increase of $206.6 million from the same period in 2001. The increase is related primarily to the American Tool acquisition, less a $17.5 million refund of purchase price related to the December 30, 2000 Gillette stationery products group acquisition. In the first nine months of 2001, the Company made minor acquisitions. These acquisitions were accounted for as purchases and were paid for with proceeds obtained from the issuance of commercial paper.

   The Company repaid $535.8 million of long-term debt for the first nine months of 2002. The Company's ability to pay down debt was due primarily to current year cash earnings and continued focus on working capital management.

   Cash used for restructuring activities was $41.7 million and $16.4 million in the first nine months of 2002 and 2001, respectively. Such cash payments primarily represent employee termination benefits and facility exit costs.

   Capital expenditures were $185.2 million and $184.7 million in the first nine months of 2002 and 2001, respectively. The Company continues to invest in new product development and productivity. Aggregate dividends paid were approximately $168 million during both 2002 and 2001.

   Retained earnings decreased $467.7 million in the first nine months of 2002. The reduction in retained earnings is due primarily to the $514.9 million, net of tax, non-cash goodwill impairment charge in 2002, partially offset by current year earnings.

   Working capital at September 30, 2002 was $671.1 million compared to $316.8 million at December 31, 2001. The current ratio at September 30, 2002 was 1.28:1 compared to 1.13:1 at December 31, 2001. The increase in working capital and the current ratio is due to the American Tool acquisition, increases in inventory, and reduced current portion of long-term debt.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .49:1 at September 30, 2002 and .43:1 at December 31, 2001. The increase in total debt to total capitalization is due to the American Tool acquisition and the write-off of goodwill; see Note 2 for additional details. This acquisition was funded by the issuance of commercial paper.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   MINIMUM PENSION LIABILITY

   The recent dramatic decline in U.S. equity markets has reduced the value of the company's pension plan assets. As a result, the Company's pension plan, which historically has had an over-funded position, currently is under-funded. In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the Company expects to record an additional minimum pension liability adjustment at December 31, 2002. Based on September 30, 2002 plan asset values, the approximate effect of this non-cash adjustment would be to increase the pension liability by approximately $75 to $85 million, with a corresponding charge to equity, net of taxes of approximately $48 to $56 million. The direct charge to stockholders' equity would not affect net income, but would be included in other comprehensive income. The Company remains confident that its pension plan has the appropriate long-term investment strategy and the Company's liquidity position is expected to remain strong.

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

        * RECOVERY OF ACCOUNTS RECEIVABLE: The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, the Company records a specific reserve for bad debts to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.

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

                                         2002        September 30,       2001       September 30,      Confidence
                                       Average           2002          Average          2001             Level
                                       -------       -------------     -------      -------------      ----------
       (In millions)
       Interest rates                    $17.4           $21.2          $10.7           $10.5             95%
       Foreign exchange                   $0.3            $0.4           $1.2            $0.7             95%


   The 95% confidence interval signifies the Company's degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company's favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

   FORWARD LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99 to this Report.

   PART I.  FINANCIAL INFORMATION

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

   ITEM 4.  CONTROLS AND PROCEDURES

        a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of a date within 90 days of the filing of this Report, the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective.

        b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other facts that could significantly affect internal controls subsequent to the date of their evaluation.

   PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company's products, allegations of infringement of intellectual property, commercial disputes and employment related matters, as well as the environmental matters described below. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

   As of September 30, 2002, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   The Company's estimate of environmental response costs associated with these matters as of September 30, 2002 ranged between $14.2 million and $18.6 million. As of September 30, 2002, the Company had a reserve equal to $16.3 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

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

                  Registrant filed a Report on Form 8-K dated August 1,
             2002, regarding submission to the Commission of Sworn Statements pursuant to the Commission's June 27, 2002 Order Requiring Filing of Sworn Statements Pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NEWELL RUBBERMAID INC.
                                  Registrant

    Date: November 13, 2002       /s/ William T. Alldredge
                                  ---------------------------------------
                                  William T. Alldredge
                                  President - Corporate Development and
                                  Chief Financial Officer


    Date: November 13, 2002       /s/ J. Patrick Robinson
                                  ---------------------------------------
                                  J. Patrick Robinson
                                  Vice  President -  Corporate Controller
                                  and Chief Accounting Officer

                                CERTIFICATION

   I, Joseph Galli, Jr., certify that:

   1. I have reviewed this quarterly report on Form 1O-Q of Newell Rubbermaid Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  NOVEMBER 13, 2002

                                      /s/ Joseph Galli, Jr.
                                      ----------------------------------
                                          Joseph Galli, Jr.
                                          Chief Executive Officer

                                CERTIFICATION

   I, William T. Alldredge, certify that:

   1. I have reviewed this quarterly report on Form 1O-Q of Newell Rubbermaid Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  NOVEMBER 13, 2002

                                      /s/ William T. Alldredge
                                      ----------------------------------
                                          William T. Alldredge
                                          Chief Financial Officer