Form 10-K
period 2002-12-31
NEWELL RUBBERMAID INC
filed 2003-03-28
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED              COMMISSION FILE NUMBER
           DECEMBER 31, 2002                          1-9608

                           NEWELL RUBBERMAID INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                             36-3514169
            (State or other                      (I.R.S. Employer
          jurisdiction of                      Identification No.)
           incorporation or
             organization)

             Newell Center
       29 East Stephenson Street
          Freeport, Illinois                        61032-0943
         (Address of principal                      (Zip Code)
          executive offices)


     Registrant's telephone number, including area code:  (815) 235-4171

         Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                     ON WHICH REGISTERED
     -------------------                     ---------------------

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

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

   There were 274.1 million shares of the Registrant's Common Stock outstanding (exclusive of treasury shares) as of February 28, 2003. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 28, 2002) beneficially owned by non-affiliates of the Registrant was approximately $9,333.8 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

                           *          *          *



   DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 7, 2003.

   ITEM 1.   BUSINESS
   -------   --------

   "Newell" or the "Company" refers to Newell Rubbermaid Inc. alone or with its wholly-owned subsidiaries, as the context requires.

   WEBSITE ACCESS TO SECURITIES AND EXCHANGE COMMISSION REPORTS
   ------------------------------------------------------------

   The Company's Internet website can be found at WWW.NEWELLRUBBERMAID.COM. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission (except that the Company did not make available on its website one Current Report on Form 8-K, which reported the filing of a legal opinion with respect to a Registration Statement on Form S-3, as soon as practicable after the Company filed the report with the Securities and Exchange Commission).

   GENERAL
   -------

   The Company is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including department/specialty stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company's multi-product offering consists of name-brand consumer products in four business segments: Rubbermaid; Sharpie; Irwin and Calphalon Home. The Company's financial objectives are to achieve above-average sales and earnings per share growth, maintain a superior return on investment and maintain a conservative level of debt. To accomplish these objectives, the Company established five key measures to measure financial performance: internal sales growth, operating income as a percent of sales, working capital as a percent of sales, free cash flow and return on invested capital. The Company defines free cash flow as cash provided from operating activities less capital expenditures and dividends.

   In an effort to achieve superior performance in the five key financial measures, the Company introduced six transformational strategic initiatives in 2001 as follows: Productivity, Streamlining, New Product Development, Marketing, Strategic Account Management, and Collaboration.

   Productivity is the initiative to reduce the cost of manufacturing a product by at least five percent per year, every year in order to become the best cost supplier. Streamlining is the commitment to reduce non-value added costs and cut out excess layers. New Product Development represents the commitment to develop and introduce cutting-edge, innovative new products to the market and develop best-cost products to meet end-user needs. The Marketing initiative represents the Company's commitment to transform from a "push" to "pull" marketing organization, focusing on the end-user. The Strategic Account Management initiative represents the Company's program to allocate resources to those strategic retailers the Company believes will continue to grow in the future. Collaboration is the Company's initiative for the divisional operating units to work together and maximize economies of scale and the use of best practices.

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 to this Report.

   BUSINESS SEGMENTS
   -----------------

   RUBBERMAID
   ----------

   The Company's Rubbermaid business is conducted by the Rubbermaid Home Products, Rubbermaid Commercial Products, Rubbermaid Europe, Little Tikes, and Graco divisions. Rubbermaid Home Products and Rubbermaid Europe design, manufacture or source, package and distribute indoor and outdoor organization, storage, and cleaning products. Rubbermaid Commercial Products designs, manufactures or sources, packages and distributes industrial and commercial waste and recycling containers, cleaning equipment, food storage and serving and transport containers. The Little Tikes and Graco businesses design, manufacture or source, package and distribute infant and juvenile products such as toys, high chairs, car seats, strollers, play yards, ride-ons and outdoor activity play equipment.

   Rubbermaid Home Products, Rubbermaid Commercial Products, and
   Rubbermaid Europe sell their products under the Rubbermaid{R}, Curver{R}, Blue Ice{R}, Roughneck{R}, TakeAlongs{R}, Stain Shield{TM}, Wilhold{R}, Dorfile{R}, Lee Rowan{R}, and System Works{R} trademarks. Little Tikes and Graco primarily sell their products under the Little Tikes{R}, Graco{R} and Century{R} trademarks.

   Rubbermaid Home Products, Rubbermaid Europe, Little Tikes, and Graco market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, as well as regional direct sales representatives and market-specific sales managers. Rubbermaid Commercial Products markets its products directly and through distributors to commercial channels and home centers using a direct sales force.

   SHARPIE
   -------

   The Company's Sharpie business is conducted by the divisions of Sanford North America, Sanford International, Eldon Office Products, Goody, and Cosmolab. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and other art supplies. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford International primarily designs and manufactures, packages and distributes ballpoint pens, wood-cased pencils, roller ball pens and art supplies for the retail and distributor markets. Eldon Office Products primarily designs, manufactures or sources, packages and distributes desktop accessories, computer accessories, storage products, card files and chair mats. Goody designs, sources, manufactures, packages and distributes hair care accessories. Cosmolab primarily designs and manufactures, packages and distributes private label cosmetic pencils for commercial customers.

   Sharpie primarily sells its products under the trademarks Sanford{R}, Sharpie{R}, Paper Mate{R}, Parker{R}, Waterman{R}, Colorific{R}, Eberhard Faber{R}, Berol{R}, Grumbacher{R}, Reynolds{R}, rotring{R}, uni-Ball{R} (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo{R}, Accent{R}, Vis-a-Vis{R}, Expresso{R}, Liquid Paper{R}, and Mongol{R}. Eldon Office Products markets its products under the Rolodex{R}, Eldon{R}, Rogers{R} and Rubbermaid{R} trademarks. Goody markets its products primarily under the Ace{R}, and Goody{R} trademarks.

   Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of company sales representatives, regional sales managers, key account managers and selected manufacturers' representatives. Sanford International markets its products directly to retailers and distributors using a direct sales force. Eldon Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores and contract stationers, using a network of manufacturers' representatives, as well as regional zone and market-specific key account representatives and sales managers. Goody markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, using a network of manufacturers' representatives, as well as regional direct sales representatives and market-specific sales managers.

   IRWIN
   -----

   The Company's Irwin business is conducted by the Levolor/Kirsch, Home Decor Europe, Amerock, Shur-Line, Swish UK, American Tool Hand Tools, American Tool Power Tool Accessories, American Tool Europe and American Tool Latin America divisions. Levolor/Kirsch primarily designs, manufactures or sources, packages and distributes drapery hardware, made-to-order and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades for the retail marketplace. Levolor/Kirsch also produces window treatment components for custom window treatment fabricators. Home Decor Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace. Amerock manufactures or sources, packages and distributes cabinet hardware for the retail and O.E.M. marketplace and window and door hardware for window and door manufacturers. Shur-Line manufactures and distributes manual paint applicator products. Swish UK is a manufacturer and marketer of shelving and storage products, cabinet hardware and functional trims. The American Tool divisions manufacture and source, package and distribute hand tools and power tool accessories.

   Levolor/Kirsch primarily sells its products under the trademarks Levolor{R}, Newell{R}, and Kirsch{R}. Home Decor Europe and Swish UK primarily sell their products under the trademarks Swish{R}, Douglas Kane{R}, Nenplas{R}, Homelux{R}, Gardinia{R}, Caroline{R} and Kirsch{R}. Amerock primarily sells its products under the trademarks Amerock{R}, Allison{R}, and Ashland{R}. Shur-Line primarily sells its products under the trademarks Shur-Line{R} and Rubbermaid{R}. American Tool divisions primarily sell their products under the trademarks Irwin{R}, Vise-Grip{R}, Marathon{R}, Twill{R}, Hanson{R},
   Speedbor{R}, Jack{R}, Quick-Grip{R}, Chesco{R}, Unibit{R}, Record{R}, Marples{R}, and Strait-Line{R}.

   Levolor/Kirsch, Amerock, Shur-Line and the American Tool divisions market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers, using a network of manufacturers' representatives, as well as regional account and market-specific sales managers. Home Decor Europe and Swish UK market their products to mass merchants and buying groups using a direct sales force.

   As discussed in Footnote 16 to the Consolidated Financial Statements, effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. ("American Saw"), a leading manufacturer of power tool accessories and hand tools marketed under the Lenox{R} brand.

   CALPHALON HOME
   --------------

   The Company's Calphalon Home business is conducted by the following divisions: Calphalon and Panex cookware and bakeware, Anchor Hocking and Newell Europe glassware, Connoisseur/Burnes and Newell Photo Fashion Europe.

   Calphalon and Panex primarily design, manufacture, package and distribute aluminum and steel cookware and bakeware and hard anodized aluminum and stainless steel cookware and bakeware for the department/specialty store marketplace for the U.S. and Central and South America retail marketplace. In addition, Calphalon designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry and produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Calphalon's manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Anchor Hocking and Newell Europe glassware primarily design, manufacture, package and distribute glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Newell Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa. Connoisseur/Burnes and Newell Photo Fashion Europe primarily design, manufacture or source, package and distribute wood, wood composite, plasitic and metal ready-made picture frames and photo albums.

   Calphalon primarily sells its products under the trademarks
   Calphalon{R}, Mirro{R}, WearEver{R}, Regal{R}, Panex{R}, Penedo{TM}, Rochedo{TM}, Clock{TM}, AirBake{R}, Cushionaire{R}, Concentric Air{R}, Channelon{R}, WearEver Air{R}, Club{R}, Royal Diamond{R} and Kitchen

   Essentials{R}. Anchor Hocking products are sold primarily under the trademarks Anchor{TM}, Anchor Hocking{R} and Oven Basics{R}. Newell Europe's products are sold primarily under the trademarks Pyrex{R}, (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam{R} and Vitri{R}. Connoisseur/Burnes ready-made picture frames are sold primarily under the trademarks Intercraft{R}, Decorel{R}, Burnes of Boston{R}, Carr{R}, Rare Woods{R}, Terragrafics{R} and Connoisseur{R}, while photo albums are sold primarily under the Holson{R} trademark. Newell Photo Fashion Europe primarily sells its products under the trademarks Albadecor{R} and Panodia{R}.

   Calphalon markets its products directly to mass merchants, department/specialty stores, warehouse clubs, grocery/drug stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Anchor Hocking also markets its products to manufacturers that supply the mass merchant and home party channels of trade. Newell Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers' representatives in some markets. Connoisseur/Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers' representatives, as well as regional zone and market-specific sales managers. Intercraft{R}, Decorel{R} and Holson{R} products are sold primarily to mass merchants, while the remaining U.S. brands are sold primarily to department/specialty stores. Newell Photo Fashion Europe markets its products to mass merchants, buying groups and the do-it-yourself market using a direct sales force.

   NET SALES BY BUSINESS SEGMENT
   -----------------------------

   The following table sets forth the amounts and percentages of the Company's net sales for the three years ended December 31, (IN MILLIONS, EXCEPT PERCENTAGES) (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company's four business segments. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in each of the years ended December 31, 2002, 2001 and 2000. Sales to no other customer exceeded 10% of consolidated net sales.

                                                     % of                    % of                    % of
                                      2002          total      2001         total      2000         total
                                      ----          -----      ----         -----      ----         -----
     Rubbermaid                     $2,592.4        34.8%    $2,565.6       37.1%    $2,809.3       40.5%
     Sharpie                         1,908.7         25.6     1,799.4        26.1     1,423.5       20.5
     Irwin                           1,727.3         23.2     1,382.6        20.0     1,455.0       21.0
     Calphalon Home                  1,225.5         16.4     1,161.7        16.8     1,246.9       18.0
                                    --------       ------    --------      ------    --------      ------
     Total Company                  $7,453.9       100.0%    $6,909.3      100.0%    $6,934.7      100.0%
                                    ========       ======    ========      ======    ========      ======

   Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

   GROWTH STRATEGY
   ---------------

   The Company's growth strategy emphasizes internal growth and acquisitions.

   Internal Growth
   ---------------

   The Company has grown internally principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers' international expansion. Internal growth is defined by the Company as growth from its "core businesses," which include continuing businesses owned more than one year and minor acquisitions. The Company's goal is to achieve above-average internal growth.

   Acquisition Strategy
   --------------------

   The Company supplements internal growth by acquiring businesses with prominent consumer-focused, retail brands and improving the profitability of such businesses through the implementation of the Company's Strategic Initiatives. Other strategic criteria for an acquisition include the Company's ability to grow the business, its importance to key customers, its relationship to existing product lines, its function as a low-cost source of supply, its ability to provide the Company with an entrance into a new market, and the extent to which the Company can utilize the Phoenix Program in operating the business. In addition, the Company will consider the business' actual and potential impact on the Key Financial Measures, as well as the operating performance of the Company's Group at issue. While the Company evaluates alternatives continuously, its priority will be to reduce debt rather than invest in significant acquisitions over the next 12-18 months. See Item 6 and Footnote 2 to the Consolidated Financial Statements for a description of recent transactions.

   Selective Globalization
   -----------------------

   The Company is pursuing selective international opportunities to further its internal growth and acquisition objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Europe, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company's domestic customers whose businesses are growing internationally. The Company's recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 27% of total sales in 2002 and 2001 from 25% in 2000.

   Additional information regarding acquisitions of businesses is included in Item 6 and Footnote 2 to the Consolidated Financial Statements.

   Key Financial Measures
   ----------------------

   The Company established five key measures to evaluate financial performance: internal sales growth, operating income as a percent of sales, working capital as a percent to sales, free cash flow, and return on invested capital.

   STRATEGIC INITIATIVES
   ---------------------

   Productivity
   ------------

   The Company's objective is to reduce the cost of manufacturing a product by at least five percent per year on an ongoing basis in order to become the best-cost supplier to our customers. To achieve productivity, the Company focuses on reducing purchasing costs, materials handling costs, manufacturing inefficiencies, and excess overhead costs to reduce the overall cost of manufacturing products.

   Streamlining
   ------------

   The streamlining initiative represents the Company's commitment and focus on reducing non-value added activities and excess layers within the organization. The Company's goal is to use the savings generated from streamlining to fund marketing and other key initiatives, without increasing total expenses. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally.

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

   The Company is also committed to selective media advertising, including national television advertising where appropriate, in order to increase brand awareness among end-users of the product.

   Customer service also involves customer contact with top-level decision makers at the Company's divisions. As part of its decentralized structure, the Company's division presidents are the chief marketing officers of their product lines and communicate directly with customers. This structure permits early recognition of market trends and timely response to customer problems.

   Phoenix Program

   The marketing effort focuses largely on an extensive grass roots marketing campaign, highlighted by our Phoenix Program, which was introduced in 2001. This initiative is an action-oriented field sales force consisting of approximately 500 recent university graduates.
   The team works in the field, primarily within our Strategic Account structure, performing in-store product demonstrations, event marketing, on-shelf merchandising, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Strategic Account Management Program, to maximize shelf space potential. This program continues to gain traction throughout several accounts and is expected to translate to the Consolidated Financial Statements through the impact of shelf space gains going forward.

   Strategic Account Management
   ----------------------------

   In 2001, the Company introduced the Strategic Account Management Program. The Strategic Account Management Program is the Company's sales and marketing approach that focuses growth efforts on strategic accounts with high long-term growth potential. Separate sales organizations have been established to more effectively manage the relationship at the largest strategic accounts, specifically Wal*Mart, The Home Depot and Lowe's. As part of this program, the Company established President level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with "one face" to enhance the Company's response time, understand the customer's needs and support the best possible customer relationship.

   Collaboration
   -------------

   Collaboration represents the Company's focus to benefit from the sharing of best practices and the reduction of costs achieved through economies of scale. For example, functions, such as purchasing and distribution and transportation, have been centralized to increase buying power across the Company.

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

   On-Time Delivery
   ----------------

   A critical element of the Company's customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. A growing trend among retailers is to purchase on a "just-in-time" basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer-buying patterns. The Company supports its retail customers' "just-in-time" inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enables the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers.

   Foreign Operations
   ------------------

   Information regarding the Company's 2002, 2001 and 2000 foreign operations is included in Footnote 14 to the Consolidated Financial Statements and is incorporated by reference herein.

   Raw Materials
   -------------

   The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

   Backlog
   -------

   The dollar value of unshipped factory orders is not material.

   Seasonal Variations
   -------------------

   The Company's product groups are only moderately affected by seasonal trends. The Rubbermaid and Calphalon Home business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Irwin business segment has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Sharpie business segment has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made.

   Patents and Trademarks
   ----------------------

   The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, increasingly important to its business. The Company believes that no individual patent, trademark, brand name or trade name, other than the United States registered "Rubbermaid" trademark, is material to its consolidated operations.

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

   For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company's largest customer, Wal*Mart (which includes Sam's Club), accounted for approximately 15% of net sales in 2002. Other top ten customers included (IN ALPHABETICAL ORDER): JC Penney, Kmart, Lowe's, Staples, Target, The Home Depot, The Office Depot, Toys 'R Us and United Stationers.

   The Company's other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative
   "good-better-best" marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

   Environment
   -----------

   Information regarding the Company's environmental matters is included in Management's Discussion and Analysis section of this report and in Footnote 15 to the Consolidated Financial Statements and is incorporated by reference herein.

   Employees
   ---------

   As of December 31, 2002, the Company had approximately 47,000 employees worldwide, of whom approximately 9,000 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.

   ITEM 2.   REAL PROPERTIES
   -------   ---------------

   The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment:
   Rubbermaid; Sharpie; Irwin; and Calphalon Home. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of our products. The Company also maintains sales offices throughout the United States and the world. The corporate offices are located in Illinois in owned facilities at Freeport (approximately 91,000 square feet) and in owned and leased space in Rockford (approximately 8,700 square feet). Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company's properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company's business.


     BUSINESS
     SEGMENT           LOCATION        CITY                OWNED OR LEASED   GENERAL CHARACTER
     --------          --------        ----                ---------------   -----------------
     RUBBERMAID
     ----------
                       AZ              Phoenix                    L          Commercial Products
                       Mexico          Cadereyta                  O          Commercial Products
                       TN              Cleveland                  O          Commercial Products   2 facilities
                       Mexico          Monterrey                  L          Commercial Products
                       VA              Winchester                O/L         Commercial Products   2 facilities
                       AZ              Phoenix                    O          Home Products
                       France          Amiens                     O          Home Products
                       France          Grossiat                   O          Home Products
                       France          Lomme                      L          Home Products
                       Germany         Dreieich                   O          Home Products
                       Hungary         Debrecen                   L          Home Products
                       IA              Centerville               O/L         Home Products   2 facilities
                       Mexico          Cartagena                  O          Home Products
                       Mexico          Tultitlan                  O          Home Products
                       NC              Greenville                 O          Home Products
                       Netherlands     Brunssum                   O          Home Products
                       OH              Mogadore                   O          Home Products
                       OH              Wooster                    O          Home Products
                       Canada          Mississauga                O          Home Products
                       Poland          Seupsk                     O          Home Products
                       Spain           Zaragoza                   O          Home Products
                       TX              Cleburne                   O          Home Products
                       TX              Greenville                 O          Home Products
                       TX              Wills Point                L          Home Products
                       UK              Corby                      O          Home Products
                       Netherlands     Goirle                     O          Home Products
                       KS              Winfield                   O          Home Products   2 facilities

                                                               16


                       MO              Farmington                 O          Outdoor Play Systems
                       Canada          Paris                      L          Outdoor Play Systems
                       CA              San Bernadino              O          Infant Products
                       OH              Canton                     O          Infant Products
                       OH              Macedonia                  O          Infant Products
                       PA              Elverson                   O          Infant Products
                       PA              Exton                      L          Infant Products
                       SC              Greer                      L          Infant Products
                       Mexico          Piedras Negras             L          Infant Products
                       CA              City of Industry           L          Juvenile Products
                       OH              Hudson                     O          Juvenile Products
                       OH              Sebring                    O          Juvenile Products
                       Luxembourg      Niedercorn                 O          Juvenile Products
                       CA              Vista                      O          Home Storage Systems
                       MO              Jackson                    O          Home Storage Systems
                       Canada          Watford                    O          Home Storage Systems
                       TN              Maryville                  O          Office & Storage Organizers
                       WI              Madison                   O/L         Office & Storage   2 facilities
                       Puerto Rico     Moca                       O          Office & Storage Organizers
                       IL              Elk Grove                  O          Office & Storage   2 facilities

     SHARPIE
     -------
                       TN              Lewisburg                  O          Cosmetic Pencils
                       CA              Santa Monica               L          Writing Instruments
                       IL              Bellwood                   O          Writing Instruments   3 facilities
                       IL              Bolingbrook                L          Writing Instruments
                       TN              Lewisburg                  O          Writing Instruments
                       TN              Shelbyville                O          Writing Instruments   2 facilities
                       WI              Janesville                 L          Writing Instruments
                       Canada          Oakville                   L          Writing Instruments
                       Colombia        Bogota                     O          Writing Instruments
                       France          St. Herblain               O          Writing Instruments
                       France          Valence                    O          Writing Instruments
                       Germany         Hamburg                    O          Writing Instruments
                       Germany         Baden-Baden                L          Writing Instruments
                       Mexico          Pasteje                    L          Writing Instruments
                       Mexico          Tijuana                    L          Writing Instruments
                       Mexico          Tlalnepantla               O          Writing Instruments
                       UK              Newhaven                   O          Writing Instruments
                       UK              Kings Lynn                 O          Writing Instruments
                       China           Shanghai                   L          Writing Instruments
                       Venezuela       Maracay                    O          Writing Instruments
                       GA              Manchester                 O          Hair Accessories
                       GA              Columbus                  O/L         Hair Accessories   2 facilities

     IRWIN
     -----
                       Mexico          Ciudad Juarez              L          Window Treatments
                       Mexico          Naco                       L          Window Treatments
                       AZ              Douglas                    L          Window Treatments
                       Canada          Calgary                    L          Window Treatments

                                                               17


                       Canada          Toronto                    L          Window Treatments
                       Denmark         Hornum                     O          Window Treatments
                       France          Feuquieres-en-             O          Window Treatments
                                       Vimeu
                       France          Tremblay-les-              O          Window Treatments
                                       Villages
                       GA              Athens                     O          Window Treatments
                       Germany         Borken                     L          Window Treatments
                       Germany         Isny                       O          Window Treatments
                       IL              Freeport                  O/L         Window Treatments
                       Italy           Como                       O          Window Treatments
                       Italy           Frosinone                  O          Window Treatments
                       NC              High Point                 O          Window Treatments
                       Spain           Vitoria                    O          Window Treatments
                       Sweden          Anderstorp                 O          Window Treatments
                       Sweden          Malmo                      O          Window Treatments
                       UK              Ashbourne                  O          Window Treatments
                       UK              Birmingham                O/L         Window Treatments
                       UK              Tamworth                   O          Window Treatments
                       UK              Watford Herts              L          Window Treatments
                       UT              Ogden                      O          Window Treatments
                       UT              Salt Lake City             L          Window Treatments
                       CA              Westminster                L          Window Treatments
                       TN              Johnson City               O          Paint Applicators
                       WI              Milwaukee                  O          Paint Applicators
                       NY              Medina                     O          Propane/Oxygen Hand Torches
                       NY              Ogdensburg                 O          Small Hardware
                       IL              Rockford                   O          Hardware
                       TN              Memphis                    L          Small Hardware
                       IN              Lowell                     O          Window Hardware
                       AR              Lexa                       O          Tools
                       NE              Beatrice                   O          Tools
                       NE              DeWitt                     O          Tools
                       NY              Buffalo                    O          Tools
                       ME              Gorham                     O          Tools
                       OH              Wilmington                 O          Tools   3 facilities
                       WI              Cumberland                 O          Tools
                       IL              Vernon Hills               L          Tools
                       NE              Lincoln                    L          Tools
                       NC              Huntersville               L          Tools
                       Australia       Auburn                     L          Tools
                       Australia       Scoresby                   L          Tools
                       Canada          Cambridge                  L          Tools
                       New Zealand     Auckland                   L          Tools
                       New Zealand     Rotorua                    L          Tools
                       New Zealand     Wellsford                  O          Tools
                       Portugal        Velha                      L          Tools
                       Poland          Brodnica                   O          Tools
                       Brazil          San Paulo                  O          Tools   2 facilities
                       Brazil          Carlos Bobos               O          Tools
                       Denmark         Asnaes                     O          Tools
                       Denmark         Copenhagen                 O          Tools

                                                               18



                       Denmark         Thisted                    O          Tools
                       Holland         Ijlst                      O          Tools
                       UK              Sheffield                  O          Tools
                       UK              Wigan                      O          Tools

     CALPHALON HOME
     --------------
                       OH              Perrysburg                 O          Cookware
                       WI              Manitowoc                  O          Cookware & Bakeware
                       Brazil          Sao Paulo                  L          Cookware
                       Germany         Muhltal                    O          Plastic Storage Ware
                       UK              Sunderland                 O          Glassware & Bakeware
                       France          Chateauroux                O          Glassware & Bakeware
                       OH              Lancaster                  O          Glassware & Bakeware
                       PA              Monaca                     O          Glassware & Food Service
                       France          La Ferte Milon             O          Picture Frames
                       France          Neunge Sur                O/L         Picture Frames
                                       Beuvron
                       France          St. Laurent Sur            O          Picture Frames
                                       Gorre
                       Mexico          Durango                    O          Picture Frames
                       NC              Statesville               O/L         Picture Frames
                       TX              Laredo                     L          Picture Frames
                       TX              Taylor                     O          Picture Frames
                       TX              Austin                     L          Picture Frames
                       NH              Claremont                 O/L         Picture Frames & Photo Albums


   ITEM 3.   LEGAL PROCEEDINGS
   -------   -----------------

   Information regarding legal proceedings is included in Footnote 15 to the Consolidated Financial Statements and is incorporated by reference herein.


   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   -------   ---------------------------------------------------

   There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of fiscal year 2002.

        SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT


      Name                        Age          Present Position With The Company
      ----                        ---          ---------------------------------
      Joseph Galli, Jr.           44           President and Chief Executive Officer

      William T. Alldredge        63           President-Corporate Development and
                                               Chief Financial Officer

      Jeffery E. Cooley           50           Group President, Calphalon Home Group

      David A. Klatt              38           Group President, Rubbermaid Group

      Robert S. Parker            57           Group President, Sharpie Group

      James J. Roberts            44           Group President, Irwin Group

      J. Patrick Robinson         47           Vice  President - Controller  and  Chief
                                               Accounting Officer

      Timothy J. Jahnke           43           Vice President - Human Resources

      Dale L. Matschullat         57           Vice President - General Counsel


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

   Jeffery E. Cooley has been Group President of the Company's Calphalon Home business segment since November 2000. Prior thereto, he was President of the Company's Calphalon division from 1990 through October 2000.

   David A. Klatt has been Group President of the Company's Rubbermaid business segment since July 2001. From April 2001 to July 2001, he was Division President of Rubbermaid Home Products. Prior thereto, he was Chief Operating Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market) from March 2000 until March 2001. From September 1986 until March 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), where he most recently served as Vice President/ General Manager of the U.S. Consumer Division.

   Robert S. Parker has been Group President of the Company's Sharpie business segment since August 1998. Prior thereto, he was President of Sanford Corporation, both before and after the Company acquired it in 1992, from October 1990 to August 1998.

   James J. Roberts has been Group President of the Company's Irwin business segment since April 2001. Prior thereto, he served as President - Worldwide Hand Tools and Hardware at the Stanley Works (a supplier of tools, door systems and related hardware) from September 2000 until March 2001. From July 1981 until September 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), most recently as President Worldwide Accessories.

   J. Patrick Robinson has been Vice President - Controller and Chief Accounting Officer since May 2001. Prior thereto, he was Chief Financial Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market) from March 2000 until May 2001. From 1983 until March 2000, he held a variety of financial positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), most recently as Vice President of Finance, Worldwide Power Tools.

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


   PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
   -------   STOCKHOLDER MATTERS
             --------------------------------------------------

   The Company's common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of December 31, 2002, there were 23,629 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in The Wall Street Journal) for the calendar periods indicated:

                                     2002                     2001                     2000
                                     ----                     ----                     ----
     Quarters                  High        Low          High        Low          High        Low
     --------                  ----        ---          ----        ---          ----        ---
     First                     $33.52    $25.26        $29.21      $23.38        $31.25     $21.50
     Second                     35.76     29.33         27.34       24.00         27.56      23.81
     Third                      35.50     26.23         25.40       21.20         28.50      21.94
     Fourth                     34.32     28.08         28.13       22.87         22.88      18.69


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

   ITEM 6.   SELECTED FINANCIAL DATA
   -------   -----------------------

   The following is a summary of certain consolidated financial information relating to the Company at December 31, (IN MILLIONS, EXCEPT PER SHARE DATA). The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto.

                                                    2002 (1)      2001 (1)     2000 (1)       1999           1998
                                                    --------      --------     --------       ----           ----
     INCOME STATEMENT DATA
     Net sales                                     $7,453.9       $6,909.3     $6,934.7    $6,711.8       $6,493.2
     Cost of products sold                          5,394.2        5,046.6      5,108.7     4,975.4        4,670.4
                                                   --------       --------     --------    --------       --------
     Gross income                                   2,059.7        1,862.7      1,826.0     1,736.4        1,822.8

     Selling, general and administrative
       expenses                                     1,307.3        1,168.2        899.4     1,104.5          967.9
     Restructuring costs                              122.7           66.7         43.0       241.6  (2)     115.1   (3)
     Goodwill amortization                                -           56.9         51.9        46.7           59.5
                                                   --------       --------     --------    --------       --------
     Operating income                                 629.7          570.9        831.7       343.6          680.3
     Nonoperating expenses (income):
          Interest expense                            110.6          137.5        130.0       100.0          100.5
          Other, net                                   50.6           17.5         16.2        12.7         (237.1)  (4)
                                                   --------       --------     --------    --------       --------
        Net nonoperating expenses (income)            161.2          155.0        146.2       112.7         (136.6)
                                                   --------       --------     --------    --------       --------
     Income before income taxes and cumulative
       effect of accounting change                    468.5          415.9        685.5       230.9          816.9
     Income taxes                                     157.0          151.3        263.9       135.5          335.1
                                                   --------       --------     --------    --------       --------
     Income before cumulative effect of
       accounting change                              311.5          264.6        421.6        95.4          481.8
     Cumulative effect of accounting change,
       net of tax                                    (514.9)             -            -           -              -
                                                   --------       --------     --------    --------       --------
     Net (loss)/income                              ($203.4)        $264.6       $421.6       $95.4         $481.8
                                                   ========       ========     ========    ========       ========

     Weighted average shares outstanding:
          Basic                                       267.1          266.7        268.4       281.8          280.7
          Diluted                                     268.0          267.0        268.5       282.0          291.9








                                                               23



     Earnings per share before cumulative effect
     of accounting change:
          Basic                                      $1.17        $0.99        $1.57         $0.34          $1.72
          Diluted                                    $1.16        $0.99        $1.57         $0.34          $1.70
      (Loss)/Earnings per share:
          Basic                                     ($0.76)       $0.99        $1.57         $0.34          $1.72
          Diluted                                   ($0.76)       $0.99        $1.57         $0.34          $1.70

     Dividends per share                             $0.84        $0.84        $0.84         $0.80          $0.76

     BALANCE SHEET DATA
     Inventories, net                            $1,196.2     $1,113.8     $1,262.6      $1,034.8       $1,033.5
     Working capital (5)                            465.6        316.8      1,329.5       1,108.7        1,278.8
     Total assets                                 7,388.9      7,266.1      7,261.8       6,724.1        6,289.2
     Short-term debt                                449.2        826.6        227.2         247.4          102.0
     Long-term debt, net of current maturities    1,856.6      1,365.0      2,319.6       1,455.8        1,393.9
     Company-obligated mandatorily redeemable
     convertible preferred securities of a
     subsidiary trust                               500.0        500.0        500.0         500.0          500.0
     Stockholders' equity                         2,063.5      2,433.4      2,448.6       2,697.0        2,843.7


   (1)  Supplemental data regarding 2002, 2001 and 2000 is provided in
        Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition.
   (2) The 1999 restructuring costs included $27.8 million for costs to exit business activities at seven facilities, write-down impaired Rubbermaid centralized software, write-off assets associated with abandoned projects and impaired assets and for costs related to discontinued product lines, $101.9 million relating to employee severance and termination benefits, $72.0 million relating to exited contractual commitments and $39.9 million for transaction costs related primarily to investment banking, legal and accounting costs for the Newell/Rubbermaid merger.
   (3) The 1998 restructuring costs included $53.4 million for costs to exit business activities at five facilities, $45.8 million to write down impaired long-lived assets to their fair value and $16.0 million relating to employee severance and termination benefits.
   (4) The 1998 other nonoperating income included a $191.5 million gain on the sale of Black & Decker common stock and $59.8 million of gains on the sale of the Decora, Newell Plastics and Stuart Hall businesses.
   (5)  Working capital is defined as Current Assets less Current
        Liabilities.

   ACQUISITIONS OF BUSINESSES

   2002, 2001 and 2000
   -------------------

   Information regarding businesses acquired in the last three years is included in Footnote 2 to the Consolidated Financial Statements.

   1999
   ----

   In 1999, the Company acquired the following:

                                            Business               Acquisition         Industry
   Business Name                            Description            Date                Segment
   --------------                           -----------            -----------         --------
   Ateliers 28                              Drapery Hardware       April 2             Irwin

   Reynolds SA                              Writing Instruments    October 18          Sharpie

   McKechnie plc consumer                   Drapery Hardware,      October 29          Irwin
     product division                       Window Fashions,
                                            Shelving & Hardware

   Ceanothe Holding                         Picture Frames         December 29         Calphalon Home

   For these and for other minor acquisitions made in 1999, the Company paid $397.3 million in cash and assumed $45.1 million of debt.

   1998
   ----

   In 1998, the Company acquired the following:

                                            Business               Acquisition         Industry
   Business Name                            Description            Date                Segment
   -------------                            -----------            -----------         --------
   Curver Consumer Products                 Plastic Housewares     January 21          Rubbermaid

   Swish Track and Pole                     Window Furnishings     March 27            Irwin

   Century Products                         Infant Products        May 19              Rubbermaid

   Panex S.A. Industria e Comercio          Aluminum Cookware      June 30             Calphalon Home

   Gardinia Group                           Window Treatments      August 31           Irwin

   Rotring Group                            Writing and Drawing    September 30        Sharpie
                                            Instruments, Art
                                            Materials and Color
                                            Cosmetics

   For these and for other minor acquisitions made in 1998, the Company paid $615.7 million in cash and assumed $99.5 million of debt. The finalized purchase price allocations for these acquisitions resulted in trade names and goodwill of approximately $387.1 million.

   QUARTERLY SUMMARIES

   Summarized quarterly data for the last three years is as follows (IN MILLIONS, EXCEPT PER SHARE DATA) (unaudited):


     Calendar Year                              1st          2nd          3rd          4th          Year
     -------------                              ---          ---          ---          ---          ----
     2002
     ----
     Net sales                              $1,597.0      $1,895.0     $1,948.3     $2,013.6     $7,453.9
     Gross income                              419.1         520.6        550.3        569.7      2,059.7
     Earnings before cumulative effect
       of accounting change                     50.9          88.6         76.2         95.8        311.5
     Net (loss)/income                        (464.0)         88.6         76.2         95.8      ($203.4)
     Earnings per share before cumulative
       effect of accounting change:
              Basic                             $0.19         $0.33        $0.29        $0.36        $1.17
              Diluted                            0.19          0.33        60.29         0.36         1.16
     (Loss)/Earnings per share:
              Basic                            ($1.74)        $0.33        $0.29        $0.36       ($0.76)
              Diluted                           (1.73)         0.33         0.29         0.36        (0.76)

     2001
     ----
     Net sales                              $1,610.7      $1,724.7     $1,767.8     $1,806.1     $6,909.3
     Gross income                              391.8         453.5        489.6        527.8      1,862.7
     Net income                                 38.4          72.0         83.5         70.7        264.6
     Earnings per share:
              Basic                             $0.14         $0.27        $0.31        $0.27        $0.99
              Diluted                            0.14          0.27         0.31         0.27         0.99

     2000
     ----
     Net sales                              $1,628.9      $1,787.0     $1,756.4     $1,762.4     $6,934.7
     Gross income (1)                          408.4         486.5        468.3        462.8      1,826.0
     Net income                                 76.2         128.0        123.0         94.4        421.6
     Earnings per share:
              Basic                             $0.28         $0.48        $0.46        $0.35        $1.57
              Diluted                            0.28          0.48         0.46         0.35         1.57

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

   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
   -------   OPERATIONS AND FINANCIAL CONDITION
             --------------------------------------------------

   The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and footnotes thereto.

   RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales for the years ended December 31,:

                                                          2002         2001         2000
                                                          ----         ----         ----
      Net sales                                          100.0%       100.0%       100.0%
      Cost of products sold                               72.4         73.0         73.7
                                                         -----        -----        -----
      Gross income                                        27.6         27.0         26.3
      Selling, general and administrative expenses        17.5         16.9         13.0
      Restructuring costs                                  1.6          1.0          0.6
      Goodwill amortization                                  -          0.8          0.7
                                                         -----        -----        -----
      Operating income                                     8.5          8.3         12.0
      Nonoperating expenses:
               Interest expense                            1.5          2.0          1.9
               Other, net                                  0.7          0.3          0.2
                                                         -----        -----        -----
               Net nonoperating expenses                   2.2          2.3          2.1
      Income  before income  taxes  and cumulative
        effect of accounting change                        6.3          6.0          9.9
      Income taxes                                         2.1          2.2          3.8
      Income before cumulative effect of
        accounting change                                  4.2          3.8          6.1
      Cumulative effect of accounting change,
        net of tax                                        (6.9)           -            -
                                                         -----        -----        -----
      Net (loss)/income                                   (2.7)%        3.8%         6.1%
                                                         =====        =====        =====

   2002 VERSUS 2001

   Net sales for 2002 were $7,453.9 million, representing an increase of $544.6 million, or 7.9%, from $6,909.3 million in 2001. The increase primarily resulted from internal sales growth of 3.3% and sales contribution from American Tool Companies, Inc. of $318.3 million (acquired April 2002).

   Gross income as a percentage of net sales in 2002 was 27.6%, or $2,059.7 million, versus 27.0%, or $1,862.7 million, in 2001. Gross income includes restructuring related and other charges relating to integration costs of recent acquisitions of $13.8 million ($9.2 million after taxes) and $7.4 million ($4.7 million after taxes) in 2002 and 2001, respectively. The improvement in gross income is primarily related to the implementation of a productivity initiative throughout the Company and higher margins from our new products. The Company's productivity objective is to reduce the cost of manufacturing a product by at least five percent per year on an ongoing basis in order to become the best-cost supplier to our customers. To achieve productivity improvements, the Company is focusing on reducing purchasing costs, materials handling costs, manufacturing inefficiencies, and excess overhead costs to reduce the overall cost of manufacturing products.

   Selling, general and administrative expenses ("SG&A") in 2002 were 17.5% of net sales, or $1,307.3 million, versus 16.9%, or $1,168.2 million, in 2001. SG&A includes charges relating to integration costs of recent acquisitions of $7.4 million ($4.9 million after taxes) and $12.0 million ($7.7 million after taxes) in 2002 and 2001, respectively. The increase in SG&A is a result of the American Tool Companies, Inc. acquisition ($75.5 million) and planned investments in marketing initiatives, including the Company's Strategic Account Management Program, television advertising program and Phoenix Program, supporting the Company's brand portfolio and strategic account management strategy.

   The Company continues to invest in several programs launched in 2001. The Strategic Account Management Program is the Company's sales and marketing approach that focuses growth efforts on strategic accounts with high long-term growth potential. Separate sales organizations have been established to more effectively manage the relationship at the largest strategic accounts, specifically Wal*Mart, The Home Depot and Lowe's. As part of this program, the Company established President level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with "one face" to enhance the Company's response time, understand the customer's needs and support the best possible customer relationship.

   In addition to the Strategic Account Management Program, the Company also continues to invest in its Phoenix Program. This initiative is an action-oriented field sales force consisting of approximately 500 recent university graduates. The team works in the field, primarily within our Strategic Account structure, performing in-store product demonstrations, event marketing, on-shelf merchandising, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Strategic Account Management Program, to maximize shelf space potential. This program continues to gain traction throughout several accounts and is expected to translate to the Consolidated Financial Statements through the impact of shelf space gains going forward.

   During 2002, the Company recorded pre-tax restructuring charges of $122.7 million associated with the Company's strategic restructuring plan. The restructuring plan is intended to streamline the Company's supply chain to ensure its position as the best-cost global provider throughout the Company's product portfolio. The plan consists of reducing worldwide headcount over the three years beginning in 2001, and includes consolidating duplicate manufacturing facilities. As part of this plan, the Company incurred employee severance and termination benefit costs for approximately 3,100 employees. Additionally, the Company incurred facility exit costs related primarily to the closure of 43 facilities (seven at Rubbermaid, eight at Sharpie, fourteen at Irwin, twelve at Calphalon Home and two corporate administrative offices). See Footnote 3 to the Consolidated Financial Statements for a review of these charges.

   Operating income in 2002 was 8.5% of net sales, or $629.7 million, versus 8.3% of net sales, or $570.9 million, in 2001. Operating income includes restructuring and other charges of $143.9 million ($95.8 million after taxes) and $86.1 million ($54.8 million after taxes) in 2002 and 2001, respectively. The increase in operating margins was primarily due to improvement in gross margin and the elimination of amortization expense associated with goodwill (see Footnote 1 to the Consolidated Financial Statements for additional discussion) offset by planned investment in marketing initiatives supporting the Company's brand portfolio and strategic account management strategy and restructuring charges to streamline the Company's supply chain.

   Net nonoperating expenses in 2002 were 2.2% of net sales, or $161.2 million, versus 2.3%, or $155.0 million, in 2001. Net nonoperating expense includes charges relating to integration costs of recent acquisitions and costs related to the Anchor Hocking withdrawn divestiture of $23.7 million ($15.9 million after tax) in 2002. These costs were partially offset by lower interest rates. See Footnotes
   2 and 13 to the Consolidated Financial Statements for additional details.

   The effective tax rate was 33.5% for the year ended December 31, 2002 versus 36.4% in the prior year. See Footnote 12 to the Consolidated Financial Statements for an explanation of the effective tax rate.

   Net income before cumulative effect of accounting change in 2002 was $311.5 million, a $46.9 million, or 17.7% increase from $264.6 million in 2001. Diluted earnings per share before cumulative effect of accounting change was $1.16 in 2002 compared to $0.99 in 2001.

   During the first quarter of 2002, the Company completed the required impairment tests of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $514.9 million, net of tax. See Footnote 1 to the Consolidated Financial Statements for further information on the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets."

   Net loss for 2002 was $203.4 million compared to net income of $264.6 million in 2001. Basic and diluted loss/earnings per share in 2002 decreased to a loss of $0.76 versus income of $0.99 in 2001. The decrease in net income and earnings per share in 2002 was primarily due to the cumulative effect of accounting changes related to goodwill, and increased restructuring charges to streamline the Company's supply chain, partially offset by an improvement in gross margins, the elimination of amortization expense associated with goodwill, lower interest rates and a reduction in income tax expense. See Footnote 1 to the Consolidated Financial Statements for additional details related to cumulative effect of accounting change charge for goodwill.

   BUSINESS SEGMENT OPERATING RESULTS:

   The Company operates in four general segments:

   Net Sales by Segment were as follows for the year ended December 31, (IN MILLIONS):

                                       2002         2001      % Change
                                       ----         ----      --------

   Rubbermaid                        $2,592.4     $2,565.6        1.0%
   Sharpie                            1,908.7      1,799.4        6.1
   Irwin                              1,727.3      1,382.6       24.9
   Calphalon Home                     1,225.5      1,161.7        5.5
                                     --------     --------       ----
       Total Net Sales               $7,453.9     $6,909.3        7.9%
                                     ========     ========       ====

   Operating Income by Segment were as follows for the year ended
   December 31, (IN MILLIONS):

                                        2002         2001      % Change
                                        ----         ----      --------

   Rubbermaid                          $214.5       $200.9        6.8%
   Sharpie                              323.3        278.3       16.2
   Irwin                                136.4        126.5        7.8
   Calphalon Home                       119.5        120.1       (0.5)
                                       ------       ------       ----
       Segment Operating Income*       $793.7       $725.8        9.4%
                                       ======       ======       ====

   * Segment Operating Income excludes corporate costs and Restructuring Expense. See Footnote 14 to the Consolidated Financial Statements for the detail of Operating Income by Segment including Corporate and Restructuring Expense.

   RUBBERMAID

   Net sales for 2002 were $2,592.4 million, an increase of $26.8 million, or 1.0%, from $2,565.6 million in 2001. The 1.0% sales growth was primarily due to 5.6% sales growth at the Rubbermaid Home Products division, partially offset by an 11.5% sales decline at Graco. The decline at Graco was primarily due to an increase in competitive pressures. The primary reasons for the overall sales increase were sales gains at strategic accounts and new product introductions, such as the Rubbermaid TakeAlongs{R}, the Slim Cooler{TM}, Stain Shield{TM}, and the Tool Tower{TM} and growth in existing products, partially offset by product price reductions.

   Operating income for 2002 was $214.5 million, an increase of $13.6 million, or 6.8%, from $200.9 million in 2001. The increase is primarily related to productivity improvements and increased margin for new products, partially offset by product price reductions and continued investments in divisional growth initiatives, including costs related to new product development and product launches, primarily television advertising for featured items such as the Slim Cooler{TM} and the Tool Tower{TM}.

   SHARPIE

   Net sales for 2002 were $1,908.7 million, an increase of $109.3 million, or 6.1%, from $1,799.4 million in 2001. The 6.1% sales growth was fueled by 20.4% sales growth at Eldon. The primary reasons for the increase were sales gains at strategic accounts, new product introductions (including the Sharpie{R} Chisel Tip and Liquid Paper{R} Backtracker{TM}), and growth in existing Paper Mate{R} pens, Sharpie{R} permanent markers and Colorific{R} product lines.

   Operating income for 2002 was $323.3 million, an increase of $45.0 million, or 16.2%, from $278.3 million in 2001. The increase is primarily related to productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, primarily television advertising for the Sharpie{R} and Paper Mate{R} brands.

   IRWIN

   Net sales for 2002 were $1,727.3 million, an increase of $344.7 million, or 24.9%, from $1,382.6 million in 2001. Excluding $318.3 million in sales from the American Tool acquisition, sales increased $26.4 million, or 1.9%. Sales growth was fueled primarily by 14.0% sales growth at the BernzOmatic division offset by a decline of 1.3% at the Levolor/Kirsch division. The American Tool acquisition integration continues on plan.

   Operating income for 2002 was $136.4 million, an increase of $9.9 million, or 7.8%, from $126.5 million in 2001. Excluding $24.6 million in operating income from the American Tool acquisition, operating income decreased $14.7 million, or 11.6%. The decrease in operating income was primarily due to product price reductions and continued investment in sales and marketing growth initiatives, as well as start-up costs related to the American Tool acquisition, partially offset by cost savings from productivity initiatives.

   CALPHALON HOME

   Net sales for 2002 were $1,225.5 million, an increase of $63.8 million, or 5.5%, from $1,161.7 million in 2001. Sales growth related primarily to Calphalon and Cookware Europe divisions related to new product introductions and existing product sales at strategic accounts, partially offset by product price reductions.

   Operating income for 2002 was $119.5 million, a decrease of $0.6 million, or 0.5%, from $120.1 million in 2001. The slight decrease in operating income was due primarily to product price reductions and costs related to marketing growth initiatives, offset by cost savings from productivity initiatives and new and existing product growth.

   2001 VERSUS 2000

   Net sales for 2001 were $6,909.3 million, representing a decrease of $25.4 million, or 0.4%, from $6,934.7 million, in 2000. The sales decline was primarily due to shelf space losses at key customers and a significant downturn in the U.S. economy, partially offset by $498.5 million of sales contributions from Paper Mate/Parker (acquired December 2000).

   Gross income as a percentage of net sales in 2001 was 27.0%, or $1,862.7 million, versus 26.3%, or $1,826.0 million, in 2000. Gross income includes restructuring related and other charges relating to integration costs of recent acquisitions of $7.4 million ($4.7 million after taxes) and $7.9 million ($4.9 million after taxes) in 2001 and 2000, respectively. The gross income improvement is primarily due to the December 29, 2000 acquisition of the Paper Mate/Parker business. Excluding this acquisition, gross income margins were flat. The implementation of the productivity initiative throughout the Company in 2001 maintained gross income margin percentages at 2000 levels despite significant increased fixed costs as production at the Company's manufacturing facilities was slowed in an effort to reduce inventories (net inventories decreased $148.8 million during 2001).

   Selling, general and administrative expenses ("SG&A") in 2001 were 16.9% of net sales, or $1,168.2 million, versus 13.0%, or $899.4 million, in 2000. SG&A includes charges relating to integration costs of recent acquisitions of $12.0 million ($7.7 million after taxes) and $8.8 million ($5.4 million after taxes) in 2001 and 2000, respectively. The increase in SG&A is a result of the Paper Mate/Parker acquisition and planned investments in marketing initiatives, including the

   Company's Strategic Account Management and Phoenix Programs, supporting the Company's brand portfolio and strategic account strategy.

   During 2001, the Company recorded pre-tax restructuring charges of $66.7 million associated with the Company's strategic restructuring plan. The restructuring plan is intended to streamline the Company's supply chain to ensure its position as the best-cost global provider throughout the Company's product portfolio. The plan consists of reducing worldwide headcount over the three years beginning in 2001, and includes consolidating duplicate manufacturing facilities. As part of this plan, the Company incurred employee severance and termination benefit costs for approximately 1,700 employees. Additionally, the Company incurred facility exit costs related primarily to the closure of 14 facilities (four at Rubbermaid, one at Sharpie, six at Irwin and three at Calphalon Home). See Footnote 3 to the Consolidated Financial Statements for a review of these charges.

   During 2000, the Company recorded pre-tax restructuring charges of $43.0 million related primarily to the continued Rubbermaid integration and plant closures at Irwin. The Company incurred employee severance and termination benefit costs related to approximately 700 employees terminated in 2000. Such costs included severance and government mandated settlements for facility closures at Rubbermaid Europe, change in control payments made to former Rubbermaid executives, employee terminations at the domestic Rubbermaid divisions and severance at Irwin. The Company incurred merger transaction costs related primarily to legal settlements for Rubbermaid's 1998 sale of a former division and other merger related contingencies resolved in 2000. Additionally, the Company incurred facility and other exit costs related primarily to the closure of five European Rubbermaid facilities, three window furnishings facilities as well as the exit of various Rubbermaid product lines. See Footnote 3 to the Consolidated Financial Statements for a review of these charges.

   For the year ended December 31, 2001, goodwill amortization as a percentage of net sales was 0.8%, or $56.9 million, versus 0.7%, or $51.9 million, for the year ended December 31, 2000. The increase in goodwill amortization is a result of additional goodwill associated with the Paper Mate/Parker acquisition in December 2000.

   Operating income in 2001 was 8.3% of net sales, or $570.9 million, versus 12.0% of net sales, or $831.7 million, in 2000. Operating income includes restructuring and other charges of $86.1 million ($54.8 million after taxes) and $59.7 million ($36.7 million after taxes) in 2001 and 2000, respectively. The decrease in operating margins was primarily due to planned investment in marketing initiatives supporting the Company's brand portfolio and strategic account strategy.

   Net nonoperating expenses in 2001 were 2.3% of net sales, or $155.0 million, versus 2.1%, or $146.2 million, in 2000. The increased expenses in 2001 are a result of the Company's increased average level of debt, partially offset by lower interest rates.

   The effective tax rate was 36.4% for the year ended December 31, 2001 versus 38.5% in the prior year. See Footnote 12 to the Consolidated Financial Statements for an explanation of the effective tax rate.

   Net income for 2001 was $264.6 million compared to net income of $421.6 million in 2000. Basic and diluted earnings per share in 2001 decreased 36.9% to $0.99 from $1.57 in 2000. Net income includes pre-tax restructuring and other charges of $86.1 million ($54.8 million after taxes) and $59.7 million ($36.7 million after taxes) in 2001 and 2000, respectively. The decrease in net income and earnings per share for 2001 was primarily due to internal sales declines, planned investment in the Company's marketing initiatives and increased restructuring charges to streamline the Company's manufacturing network.

   BUSINESS SEGMENT OPERATING RESULTS:

   The Company operates in four general segments:

   Net Sales by Segment were as follows for the year ended December 31, (IN MILLIONS):

                                            2001       2000       % Change
                                            ----       ----       --------

   Rubbermaid                             $2,565.6   $2,809.3       (8.7)%
   Sharpie                                 1,799.4    1,423.5       26.4
   Irwin                                   1,382.6    1,455.0       (5.0)
   Calphalon Home                          1,161.7    1,246.9       (6.8)
                                          --------   --------       ----
       Total Net Sales                    $6,909.3   $6,934.7       (0.4)%
                                          ========   ========       ====

   Operating Income by Segment were as follows for the year ended
   December 31, (IN MILLIONS):

                                           2001        2000        % Change
                                           ----        ----        --------

   Rubbermaid                              $200.9      $326.2       (38.4)%
   Sharpie                                  278.3       250.4        11.1
   Irwin                                    126.5       207.2       (38.9)
   Calphalon Home                           120.1       172.9       (30.5)
                                           ------      ------        ----
       Segment Operating Income*           $725.8      $956.7       (24.1)%
                                           ======      ======        ====

   * Segment Operating Income excludes Corporate costs and Restructuring Expense. See Footnote 14 to the Consolidated Financial Statements for the detail of Operating Income by Segment including Corporate and Restructuring Expense.

   RUBBERMAID

   Net sales for 2001 were $2,565.6 million, a decrease of $243.7 million, or 8.7%, from $2,809.3 million in 2000. The 8.7% sales decline was primarily due to the Little Tikes and Graco divisions.
   The primary reasons for the overall sales decline were losses of shelf space at key customers and a significant downturn in the U.S. economy.

   Operating income for 2001 was $200.9 million, a decrease of $125.3 million, or 38.4%, from $326.2 million in 2000. The decrease resulted primarily from reduced margins caused by the sales declines mentioned above and planned investment in marketing initiatives to support the Company's brand portfolio and Strategic Account Management Program.

   SHARPIE

   Net sales for 2001 were $1,799.4 million, an increase of $375.9 million, or 26.4%, from $1,423.5 million in 2000. Excluding $498.5 million in sales from the Paper Mate/Parker acquisition, sales decreased $122.6 million, or 8.6%. The primary reasons for the overall sales decline was softness in the commercial channel and a significant downturn in the U.S. economy.

   Operating income for 2001 was $278.3 million, an increase of $27.9 million, or 11.1%, from $250.4 million in 2000. The increase resulted primarily from increased sales from the Paper Mate/Parker acquisition offset by reduced margins caused by sales declines in our core business and planned investment in marketing initiatives to support the Company's brand portfolio and Strategic Account Management Program.

   IRWIN

   Net sales for 2001 were $1,382.6 million, a decrease of $72.4 million, or 5.0%, from $1,455.0 million in 2000. The 5.0% sales decline was primarily due to the Levolor/Kirsch and Mainland Europe divisions.
   The primary reasons for the overall sales decline was losses of shelf space at key customers and a significant downturn in the economy.

   Operating income for 2001 was $126.5 million, a decrease of $80.7 million, or 38.9%, from $207.2 million in 2000. The decrease resulted primarily from reduced margins caused by the sales declines mentioned above, product pricing reductions and planned investment in marketing initiatives to support the Company's brand portfolio and Strategic Account Management Program.

   CALPHALON HOME

   Net sales for 2001 were $1,161.7 million, a decrease of $85.2 million, or 6.8%, from $1,246.9 million in 2000. The 6.8% sales decline was primarily due to the Mirro/Calphalon division. The primary reasons for the overall sales decline was losses of shelf space at key customers and a significant downturn in the economy.

   Operating income for 2001 was $120.1 million, a decrease of $52.8 million, or 30.5%, from $172.9 million in 2000. The decrease resulted primarily from reduced margins caused by the sales declines mentioned above and planned investment in marketing initiatives to support the Company's brand portfolio and Strategic Account Management Program.

   LIQUIDITY AND CAPITAL RESOURCES

   SOURCES

   The Company's primary sources of liquidity and capital resources include cash provided by operations and use of available borrowing facilities.

   Cash provided by operating activities in 2002 was $868.9 million compared to $865.4 million in 2001 and $623.5 million in 2000. The increase in operating cash flows is primarily due to improved earnings before non-cash charges and improved working capital management, principally in the area of accounts payable. In 2002, the Company generated $136.0 million in positive cash flow by better management of accounts payable. As a result, the Company generated free cash flow (defined by the Company as cash provided by operating activities less capital expenditures and dividends) of $392.4 million compared to $391.6 million in 2001 and $81.8 million in 2000.

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. Borrowings under the Company's lines of credit at December 31, 2002 totaled $25.2 million.

   On March 14, 2002, the Company issued $500.0 million of Senior Notes with five-year and ten-year maturities. The $500.0 million Senior Notes consist of $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. On December 20, 2002, the Company issued $250.0 million of Senior Notes. The seven-year Senior Notes were issued at 4.625% and pay interest semi-annually on June 15 and December 15 until final maturity on December 15, 2009. The proceeds of these issuances were used to pay down commercial paper. These issuances are reflected in the outstanding amount of medium-term notes and the entire amount is considered to be long-term debt.

   The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the "Revolver") on June 14, 2002, replacing the existing $1,300.0 million revolving credit agreement, which was scheduled to terminate in August 2002. The Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. At December 31, 2002, there were no borrowings under the Revolver.

   In lieu of borrowings under the Revolver, the Company may issue up to $1,300.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At December 31, 2002, $140.0 million (principal amount) of commercial paper was outstanding. Because $650.0 million of the Revolver expires in June 2007, the entire $140.0 million is classified as long-term debt.

   The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of December 31, 2002, the Company was in compliance with this agreement.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity that is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company's United States trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade and certain levels of accounts receivable write-offs. As of December 31, 2002, the Company was in compliance with the agreement. As of December 31, 2002 and 2001, the aggregate amount of outstanding receivables sold under the agreement was $738.2 million and $689.3 million, respectively.

   In August 2002, the Company elected to terminate certain interest rate swap agreements prior to their scheduled maturities and received cash of $25.0 million. Of this amount, $20.8 million represents the fair value of the swaps that were terminated and the remainder represents interest receivable on the swaps. The cash received relating to the fair value of the swaps was included as an operating activity in the Consolidated Statement of Cash Flows. The unamortized fair value gain on the terminated interest rate swaps is accounted for as long-term debt. As of December 31, 2002, the unamortized gain was $18.4 million, of which $5.3 million is classified as current portion of long-term debt. The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

   In August 2002, the Company entered into several new interest rate swap agreements to replace the terminated interest rate swap agreements. These new interest rate swaps convert certain fixed rate debt into floating rate debt based on a notional principal amount of $500.0 million.

   A $500.0 million universal shelf registration statement became effective in July 2002 under which debt and equity securities may be issued. As of December 31, 2002, approximately $250.0 million in debt securities had been issued under this shelf registration statement.
   In January 2003, approximately $200.8 million in equity securities were issued pursuant to the shelf registration. See Footnote 16 to the Consolidated Financial Statements for further details.

   USES

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used for acquisitions was $242.2 million, $107.5 million and $597.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The Company continues to invest in businesses and product lines that present a strategic fit with the Company's existing businesses. See Footnote 2 to the Consolidated Financial Statements for further details.

   The Company repaid $901.5 million, $819.0 million and $428.2 million of notes payable and long-term debt for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's ability to pay down debt was due primarily to current year cash earnings and continued focus on working capital management. Cash used for restructuring activities was $58.0 million, $49.7 million and $32.9 million in the years ended December 31, 2002, 2001 and 2000, respectively. Such cash payments primarily represent employee termination benefits and facility exit costs.

   Capital expenditures were $252.1 million, $249.8 million and $316.6 million in the years ended December 31, 2002, 2001 and 2000, respectively. The Company continues to invest in new product development and productivity. Aggregate dividends paid were $224.4 million, $224.0 million and $225.1 million in the years ended December 31, 2002, 2001 and 2000, respectively.

   Retained earnings decreased $428.1 million in the year ended December 31, 2002. The reduction in retained earnings is due primarily to the $514.9 million, net of tax, non-cash goodwill impairment charge taken in 2002 and the payment of $224.4 million in dividends, partially offset by current year earnings.

   Working capital at December 31, 2002 was $465.6 million compared to $316.8 million at December 31, 2001. The current ratio at December 31, 2002 was 1.18:1 compared to 1.13:1 at December 31, 2001. The increase in working capital and the current ratio is due to the American Tool acquisition, and a reduction in the current portion of long-term debt.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .47:1 at December 31, 2002 compared to .43:1 at December 31, 2001. The increase in total debt to total capitalization is due to the American Tool acquisition, which was funded by the issuance of commercial paper.

   The Company believes that cash provided by operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing. In January 2003, the Company completed its acquisition of the American Saw & Mfg. Co. ("American Saw"). The purchase price of $450.0 million was funded through the issuance of commercial paper. See Footnote 16 to the Consolidated Financial Statement for further details.

   MINIMUM PENSION LIABILITY

   The recent dramatic decline in U.S. equity markets has reduced the value of the Company's pension plan assets. As a result, the Company's pension plan, which historically has had an over-funded position, currently is under-funded. In accordance with SFAS No. 87, "Employers' Accounting for Pensions," the Company recorded an additional minimum pension liability adjustment at December 31, 2002. Based on plan asset values at the measurement date, the approximate effect of this non-cash adjustment was to increase the pension liability by $114.5 million, with a corresponding charge to equity, net of taxes, of $71.0 million. The direct charge to stockholders' equity did not affect net income, but is included in other comprehensive income. The Company remains confident that its pension plan has the appropriate long-term investment strategy and the Company's liquidity position is expected to remain strong.

   CRITICAL ACCOUNTING POLICIES

   The Company's accounting policies are more fully described in Footnote 1 to the Consolidated Financial Statements. As disclosed in Footnote 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company's critical accounting policies.

   GOODWILL AND OTHER INDEFINITE LIFE INTANGIBLE ASSETS

   Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but remain subject to periodic impairment tests in accordance with the statements.

   The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter. In addition, the Company tests for impairment periodically if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In conducting this impairment test, the Company estimates the future cash flows of its businesses to which the goodwill and other indefinite life intangibles relate. These cash flows are then discounted at rates ranging from 9% to 13%, reflecting the respective specific industry's cost of capital. The discounted cash flows are then compared to the carrying amount of the reporting unit to determine if an impairment exists. If, upon review, the fair value is less than the carrying value of the reporting unit, the carrying value is written down to estimated fair value. Reporting units are typically operating segments or operations one level below operating segments for which discrete financial information is available and for which segment management regularly reviews the operating results. Because there usually is a lack of quoted market prices for the reporting units, the fair value usually is based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, prices and costs, considering all available information at the date of review.

   As a result of this analysis, the Company recorded a pre-tax goodwill impairment charge of $538.0 million in the first quarter of 2002 (with an after-tax charge totaling $514.9 million).

   The accounting estimate related to goodwill and other indefinite life intangible assets is highly susceptible to change from period to period because it requires management to make estimates of future cash flows and changes in cost of capital related to each of its business units. There is potential for economic, regulatory, or other conditions that could adversely affect the ability of each business unit to generate future cash flows. Should these conditions deteriorate, there is the potential for additional impairment losses to be incurred, and such losses could be material to the Company's Consolidated Financial Statements.

   LEGAL AND ENVIRONMENTAL RESERVES

   As described in Footnote 15 to the Company's Consolidated Financial Statements, the Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company's products, allegations of infringement of intellectual property, commercial disputes and employment matters as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

   In determining the appropriate level of legal reserves, the Company uses outside and internal counsel to evaluate the potential exposure on specific claims. The Company evaluates the range of estimated loss for each specific case and determines the probable exposure based on historical experience and the advice of counsel. While the Company believes it is adequately reserved for legal exposures, management cannot predict with certainty the ultimate outcome of these cases, including any amounts it may be required to pay in excess of amounts reserved. The ultimate outcome of these cases could exceed the amounts recorded and such losses could be material to the Company's Consolidated Financial Statements.

   The Company is involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   The Company's estimate of environmental response costs associated with these matters as of December 31, 2002 ranged between $19.4 million and $24.6 million. As of December 31, 2002, the Company had a reserve equal to $22.0 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

   Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company's estimates. The ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company's Consolidated Financial Statements.

   PRODUCT LIABILITY RESERVES

   The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files, application of risk transfer programs, and guidance from internal and external legal counsel in determining required product liability reserves. As a result of the most recent analysis, the Company has estimated these reserves at $27.8 million. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company's Consolidated Financial Statements.

   RECOVERY OF ACCOUNTS RECEIVABLE

   The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer's inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, the Company's estimates of the recoverability of receivables could be further adjusted.

   INVENTORY RESERVES

   The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   REVENUE RECOGNITION

   The Company recognizes revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers when all substantial risks of ownership change. In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold. See Footnote 1 to the Consolidated Financial Statements.

   RECENT ACCOUNTING PRONOUNCEMENTS

   Refer to Footnote 1 in the Consolidated Financial Statements for further information regarding recent accounting pronouncements.

   INTERNATIONAL OPERATIONS

   The Company's non-U.S. business continues to grow at a steady pace. This growth outside the U.S. has been fueled by recent international acquisitions, primarily in Europe. For the years ended December 31, 2002, 2001 and 2000, the Company's non-U.S. business accounted for approximately 27%, 27% and 25% of net sales, respectively (see Footnote 14 to the Consolidated Financial Statements). Growth of both U.S. and non-U.S. businesses is shown below for the years ended December 31, (IN MILLIONS):

                                                        2002 vs.    2001 vs.
                                                         2001 %      2000 %
                      2002        2001        2000      Change      Change
                      ----        ----        ----     --------    --------
   Net sales:
      U.S.          $5,454.2    $5,040.6    $5,191.5      8.2%      (2.9)%
      Non-U.S.       1,999.7     1,868.7     1,743.2      7.0        7.2
                    --------    --------    --------      ---        ---
                    $7,453.9    $6,909.3    $6,934.7      7.9%      (0.4)%
                    ========    ========    ========      ===        ===

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

   In addition, the Company utilizes short-term forward contracts to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivative instruments are recorded on the Company's Consolidated Balance Sheet at fair value, and any changes in fair value of these instruments are recorded in the Consolidated Statement of Income or other comprehensive income.

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below do not have an impact on current results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for each of the years ended December 31, 2002 and 2001 (IN MILLIONS):

                             2002       December 31,         2001        December 31,      Confidence
        Market Risk        Average          2002           Average           2001             Level
        -----------        -------      ------------       -------       ------------      ----------
   Interest rates           $18.2           $20.5           $10.7             $14.5           95%
   Foreign exchange          $0.3            $0.2            $1.2              $0.5           95%


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

   EURO CURRENCY CONVERSION

   On January 1, 1999, the "Euro" became the common legal currency for 11 of the 15 member countries of the European Union. On that date, the participating countries fixed conversion rates between their existing sovereign currencies ("legacy currencies") and the Euro. On January 4, 1999, the Euro began trading on currency exchanges and became available for noncash transactions, if the parties elected to use it. On January 1, 2001, another country (Greece) also adopted the Euro, fixing the conversion rate against their legacy currency. The legacy currencies remained legal tender through December 31, 2001. On January 1, 2002, participating countries introduced Euro-denominated bills and coins, and effective July 1, 2002, legacy currencies were no longer legal tender.

   All businesses in participating countries are now required to conduct all transactions in the Euro and must convert their financial records and reports to be Euro-based. The Company has completed this conversion process and has deemed its information systems to be Euro compliant. As a result of the Euro conversion, the Company experienced no adverse impact to its business or financial condition on a consolidated basis.

   FORWARD-LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, free cash flow, debt to capitalization ratios, interest rates, internal growth rates, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 to this Report.

   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   --------  ----------------------------------------------------------

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part II, Item 7).

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   -------   -------------------------------------------

   MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

   The management of Newell Rubbermaid Inc. is responsible for the accuracy and internal consistency of all information contained in this annual report, including the Consolidated Financial Statements. Management has followed those generally accepted accounting principles that it believes to be most appropriate to the circumstances of the Company, and has made what it believes to be reasonable and prudent judgments and estimates where necessary.

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

   Five directors of the Company, not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board oversees the performance of the financial reporting duties of management. The Audit Committee meets with management and the Company's independent auditors several times a year to review the results of the external audit of the Company and to discuss plans for future audits. At these meetings, the Audit Committee also meets privately with the independent auditors to assure its free access to them.

   The Company's independent auditors, Ernst and Young LLP, audited the financial statements prepared by the management of Newell Rubbermaid Inc. Their opinion on these statements is presented below.

   The Company's prior independent accountant, Arthur Andersen LLP, was convicted on June 15, 2002 of one count of obstruction of justice arising from the government's investigation of Enron Corporation. Events arising out of the conviction of Arthur Andersen LLP, as well as the volume of civil lawsuits against it, have adversely affected the ability of Arthur Andersen LLP to satisfy claims, if any, arising from its providing of auditing services to the Company, including claims that may arise out of Arthur Andersen LLP's audit of the Company's consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, which are included in this Report. A copy of a report previously issued by Arthur Andersen LLP in connection with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 is presented below. Arthur Andersen LLP has not reissued this opinion.

   William T. Alldredge                        J. Patrick Robinson
   President - Corporate Development           Vice President - Controller
    & Chief Financial Officer                    & Chief Accounting Officer

                       REPORT OF INDEPENDENT AUDITORS

   Board of Directors and Shareholders
   Newell Rubbermaid Inc.

   We have audited the accompanying consolidated balance sheet of Newell Rubbermaid Inc. (the "Company") as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Newell Rubbermaid Inc. as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements before the disclosure and restatement adjustments described in Notes 1 and 14, respectively.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142.

   As discussed above, the financial statements of Newell Rubbermaid Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142,

   GOODWILL AND OTHER INTANGIBLE ASSETS, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts.
   Also, as described in Note 14, the Company changed the composition of its reportable segments in 2002, and the amounts in the 2001 and 2000 financial statements relating to reportable segments have been restated to conform to the 2002 composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 and 2000 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.


                                           /s/ Ernst & Young LLP

   Chicago, Illinois
   January 27, 2003
   Except for Note 16, as to which the date is March 27, 2003

   NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP ("ANDERSEN") IN CONNECTION WITH THE NEWELL RUBBERMAID INC. FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
   THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE "TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS," ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE ITEM 9 FOR FURTHER DISCUSSION.

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



   Arthur Andersen LLP

   Milwaukee, Wisconsin
   January 25, 2002


   CONSOLIDATED STATEMENTS OF OPERATIONS

      Year Ended December 31,                                    2002              2001            2000
      (IN MILLIONS, EXCEPT PER SHARE DATA)                       ----              ----            ----
      NET SALES                                               $7,453.9           $6,909.3        $6,934.7
      Cost of products sold                                    5,394.2            5,046.6         5,108.7
                                                              --------           --------        --------
      Gross income                                             2,059.7            1,862.7         1,826.0
      Selling, general and administrative expenses             1,307.3            1,168.2           899.4
      Restructuring costs                                        122.7               66.7            43.0
      Goodwill amortization                                          -               56.9            51.9
                                                              --------           --------        --------
      OPERATING INCOME                                           629.7              570.9           831.7
      Nonoperating expenses:
           Interest expense                                      110.6              137.5           130.0
           Other, net                                             50.6               17.5            16.2
                                                              --------           --------        --------
           Net nonoperating expenses                             161.2              155.0           146.2
                                                              --------           --------        --------
      INCOME BEFORE INCOME TAXES AND
           CUMULATIVE EFFECT OF ACCOUNTING CHANGE                468.5              415.9           685.5
      Income taxes                                               157.0              151.3           263.9
                                                              --------           --------        --------
      INCOME BEFORE CUMULATIVE
           EFFECT OF ACCOUNTING CHANGE                           311.5              264.6           421.6
      Cumulative effect of accounting change, net of
           tax                                                  (514.9)                 -               -
                                                              --------           --------        --------
      NET (LOSS)/INCOME                                        ($203.4)            $264.6          $421.6
                                                              ========           ========        ========
      Weighted average shares outstanding:
          Basic                                                  267.1              266.7           268.4
          Diluted                                                268.0              267.0           268.5

      Earnings per share:
           Basic
              Before cumulative effect
                 of accounting change                            $1.17              $0.99           $1.57
              Cumulative effect of accounting change             (1.93)                 -               -
                                                              --------           --------        --------
              Net (loss)/income per common share                ($0.76)             $0.99           $1.57
                                                              ========           ========        ========


      Year Ended December 31,                                    2002              2001            2000
      (IN MILLIONS, EXCEPT PER SHARE DATA)                       ----              ----            ----

           Diluted
              Before cumulative effect
                 of accounting change                            $1.16              $0.99           $1.57
              Cumulative effect of accounting change             (1.92)                 -               -
                                                              --------           --------        --------
              Net (loss)/income per common share                ($0.76)             $0.99           $1.57
                                                              ========           ========        ========
      Dividends per share                                        $0.84              $0.84           $0.84

     SEE FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS.














































     CONSOLIDATED BALANCE SHEETS

      December 31,                                                     2002              2001
      (IN MILLIONS)                                                    ----              ----
      ASSETS
      Current Assets:
      Cash and cash equivalents                                        $55.1              $6.8
      Accounts receivable, net                                       1,377.7           1,298.2
      Inventories, net                                               1,196.2           1,113.8
      Deferred income taxes                                            213.5             238.5
      Prepaid expenses and other                                       237.5             193.4
                                                                    --------          --------
        Total Current Assets                                         3,080.0           2,850.7

      Other Long-term Investments                                          -              79.5
      Other Assets                                                     286.7             293.1
      Property, Plant and Equipment, net                             1,812.8           1,689.2
      Goodwill, net                                                  1,847.3           2,069.7
      Other Intangible Assets, net                                     362.1             283.9
                                                                    --------          --------
        Total Assets                                                $7,388.9          $7,266.1
                                                                    ========          ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities:
      Notes payable                                                    $25.2             $19.1
      Accounts payable                                                 686.6             501.3
      Accrued compensation                                             153.5             124.7
      Other accrued liabilities                                      1,165.4             936.1
      Income taxes                                                     159.7             145.2
      Current portion of long-term debt                                424.0             807.5
                                                                    --------          --------
        Total Current Liabilities                                    2,614.4           2,533.9

      Long-term Debt                                                 1,856.6           1,365.0
      Other Noncurrent Liabilities                                     348.4             359.5
      Deferred Income Taxes                                              4.7              73.6
      Minority Interest                                                  1.3               0.7
      Company-Obligated Mandatorily Redeemable Convertible
         Preferred Securities of a Subsidiary Trust                    500.0             500.0

      Stockholders' Equity:
      Common stock, authorized shares,
         800.0 million at $1.00 par value;                             283.1             282.4
      Outstanding shares:
        2002 - 283.1 million
        2001 - 282.4 million
      Treasury stock, at cost;                                        (409.9)           (408.5)
      Shares held:
        2002 - 15.7 million
        2001 - 15.6 million

      December 31,                                                     2002              2001
      (IN MILLIONS)                                                    ----              ----

      Additional paid-in capital                                       237.3             219.8
      Retained earnings                                              2,143.2           2,571.3
      Accumulated other comprehensive loss                            (190.2)           (231.6)
                                                                    --------          --------
        Total Stockholders' Equity                                   2,063.5           2,433.4
                                                                    --------          --------
        Total Liabilities and Stockholders' Equity                  $7,388.9          $7,266.1
                                                                    ========          ========

     SEE FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS.







































     CONSOLIDATED STATEMENTS OF CASH FLOWS

      Year Ended December 31,                                             2002              2001             2000
      (IN MILLIONS)                                                       ----              ----             ----
      OPERATING ACTIVITIES
      Net (loss)/income                                                 ($203.4)           $264.6           $421.6
      Adjustments to reconcile net (loss)/income to net
         cash provided by operating activities:
         Depreciation and amortization                                    280.7             328.8            292.6
         Cumulative effect of change in accounting                        514.9                 -                -
            principle
         Noncash restructuring charges                                     74.9              36.9             18.5
         Deferred income taxes                                             48.3              25.5             59.8
         Income tax savings from employee stock plans                       1.1               0.4              1.0
         Other                                                              8.7              16.8              1.9
      Changes in current accounts excluding the
          effects of acquisitions:
         Accounts receivable                                                2.8            (104.8)            36.3
         Inventories                                                       12.9             128.6           (100.5)
         Other current assets                                             (42.1)             (6.8)             6.6
         Accounts payable                                                 136.0             149.3            (45.6)
         Accrued liabilities and other                                     34.1              26.1            (68.7)
                                                                         ------            ------         --------
      Net Cash Provided by Operating Activities                          $868.9            $865.4           $623.5

      INVESTING ACTIVITIES
      Acquisitions, net of cash acquired                                ($242.2)          ($107.5)         ($597.8)
      Expenditures for property, plant and equipment                     (252.1)           (249.8)          (316.6)
      Sale of business, net of taxes paid                                     -              15.4                -
      Sales of marketable securities, net of taxes paid                       -               7.8                -
      Disposals of noncurrent assets and other                              7.8              30.5              5.1
                                                                         ------            ------         --------
      Net Cash Used in Investing Activities                             ($486.5)          ($303.6)         ($909.3)

      FINANCING ACTIVITIES
      Proceeds from issuance of debt                                     $772.0            $464.2         $1,265.1
      Payments on notes payable and long-term debt                       (901.5)           (819.0)          (428.2)
      Common stock repurchases                                                -                 -           (403.0)
      Cash dividends                                                     (224.4)           (224.0)          (225.1)
      Proceeds from exercised stock options and other                      19.0               2.9              1.3
                                                                         ------            ------         --------
      Net Cash (Used in) Provided by Financing Activities               ($334.9)          ($575.9)          $210.1

      Exchange rate effect on cash                                          0.8              (1.6)            (4.0)
                                                                         ------             -----         --------
      Increase (Decrease) in Cash and Cash Equivalents                     48.3             (15.7)           (79.7)
      Cash and Cash Equivalents at Beginning of Year                        6.8              22.5            102.2
                                                                         ------            ------         --------
      Cash and Cash Equivalents at End of Year                            $55.1              $6.8            $22.5
                                                                         ======            ======         ========


      Year Ended December 31,                                             2002              2001             2000
      (IN MILLIONS)                                                       ----              ----             ----

      Supplemental cash flow disclosures -
          cash paid during the year for:
      Income taxes, net of refunds                                        $90.0             $69.8            $152.8
      Interest, net of amounts capitalized                                 91.4             118.3             145.5


     SEE FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS.










































     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
     COMPREHENSIVE INCOME/(LOSS)

                                                                                         Accumulated
                                                                 Add'l                     Other            Total
      (IN MILLIONS, EXCEPT PER             Common    Treasury   Paid-In    Retained     Comprehensive   Stockholders'
        SHARE DATA)                         Stock     Stock     Capital    Earnings     (Loss)/Income       Equity
                                            -----    --------   -------    --------     -------------    ------------
      Balance at December 31, 1999          $282.0     ($2.8)    $213.1    $2,334.6          ($130.0)        $2,696.9

      Comprehensive income/(loss)
         Net income                              -         -          -       421.6                -            421.6
         Foreign currency translation            -         -          -           -            (41.7)           (41.7)
         Unrealized loss on securities
            available for sale, net of
            ($0.7) million tax                   -         -          -           -             (1.2)            (1.2)
                                                                                                             --------
      Total comprehensive income                                                                                378.7
                                                                                                             ========
      Cash dividends on common stock
         ($0.84 per share)                       -         -          -      (225.1)               -           (225.1)
      Exercise of stock options                0.2      (0.2)       1.5           -                -              1.5
      Common stock repurchases                   -    (403.0)         -           -                -           (403.0)
      Other                                      -      (1.5)       1.3        (0.2)               -             (0.4)
                                            ------    ------     ------    --------           ------         --------
      Balance at December 31, 2000          $282.2   ($407.5)    $215.9    $2,530.9          ($172.9)        $2,448.6
                                            ======    ======     ======    ========           ======         ========
      Comprehensive income/(loss)
         Net income                              -         -          -       264.6                -            264.6
         Foreign currency translation            -         -          -           -             (41.3)          (41.3)
         Minimum pension liability
            adjustment, net of ($2.8)
            million tax                          -         -          -           -              (4.5)           (4.5)
         Loss on derivative
            instruments, net of ($7.9)
            million tax                          -         -          -           -             (14.0)          (14.0)
         Unrealized loss on securities
            available for sale, net of
            ($1.1) million tax                   -         -          -           -              (2.1)           (2.1)
         Reclassification adjustment
            for losses realized in net
            income, net of $1.8 million
            tax                                  -         -          -           -               3.2             3.2
                                                                                                             --------
      Total comprehensive income                                                                                205.9
                                                                                                             ========



    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
    COMPREHENSIVE INCOME/(LOSS), CONT.

                                                                                        Accumulated
                                                                 Add'l                     Other            Total
      (IN MILLIONS, EXCEPT PER             Common    Treasury   Paid-In    Retained     Comprehensive   Stockholders'
        SHARE DATA)                         Stock     Stock     Capital    Earnings     (Loss)/Income       Equity
                                            -----    --------   -------    --------     -------------    ------------
      Cash dividends on common stock
         ($0.84 per share)                       -         -          -      (224.0)               -           (224.0)
      Exercise of stock options                0.2      (0.8)       3.7           -                -              3.1
      Other                                      -      (0.2)       0.2        (0.2)               -             (0.2)
                                            ------    ------     ------    --------           ------         --------
      Balance at December 31, 2001          $282.4   ($408.5)    $219.8    $2,571.3          ($231.6)        $2,433.4
                                            ======    ======     ======    ========           ======         ========

      Comprehensive income/(loss)
         Net (loss)                              -         -          -      (203.4)               -           (203.4)
         Foreign currency                        -         -          -           -             98.0             98.0
      translation
         Minimum pension liability
            adjustment, net of
            ($43.5) million tax                  -         -          -           -            (71.0)           (71.0)
         Gain on derivative
            instruments, net of
            ($8.8) million tax                   -         -          -           -             14.4             14.4
                                                                                                             --------
      Total comprehensive (loss)                                                                               (162.0)
                                                                                                             ========
      Cash dividends on common stock
         ($0.84 per share)                       -         -          -      (224.4)               -           (224.4)
      Exercise of stock options                0.7      (1.4)      17.1           -                -             16.4
      Other                                      -         -        0.4        (0.3)               -              0.1
                                            ------    ------     ------    --------           ------         --------
      Balance at December 31, 2002          $283.1   ($409.9)    $237.3    $2,143.2          ($190.2)        $2,063.5
                                            ======    ======     ======    ========            ======        ========

     SEE FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

   FOOTNOTE 1
   ----------

   DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS: Newell Rubbermaid Inc. (the "Company") is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company's basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company's multi-product offering consists of name-brand consumer products in four business segments: Rubbermaid; Sharpie; Irwin and Calphalon Home.

   PRINCIPLES OF CONSOLIDATION: The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries after elimination of intercompany accounts and transactions.

   USE OF ESTIMATES: The preparation of these financial statements require the use of certain estimates by management in determining the Company's assets, liabilities, revenue and expenses and related disclosures. Actual results could differ from those estimates.

   RECLASSIFICATIONS: Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

   REVENUE RECOGNITION: Sales of merchandise and freight billed to customers, net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), co-op advertising and other sales related discounts, are recognized upon shipment to customers and when all substantial risks of ownership change. In accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold.

   Staff Accounting Bulletin ("SAB") No. 101 clarified the existing accounting rules for revenue recognition and did not impact the Company's net sales for any years presented. In conformity with SAB No. 101, revenue is recognized when all of the following circumstances are satisfied: pervasive evidence of an arrangement exists, the price is fixed or determinable, collection is reasonably assured and delivery has occurred.

   In August 2001, the EITF issued EITF No. 01-09, "Accounting for Consideration Given by Vendor to a Customer or a Reseller of Vendor's Product" which codified and reconciled the Task Force's consensus in

   EITF No. 00-014, "Accounting for Certain Sales Incentives," EITF No. 00-22, "Accounting for Points and Certain Other Time Based Sales Incentives or Volume Based Sales Incentive Offers, and Offers of Free Products or Services to be Delivered in the Future," and EITF No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." These EITF's prescribe guidance regarding the timing of recognition and income statement classification of costs incurred for certain sales incentive programs to resellers and end consumers. EITF No. 01-09 did not impact results of operations because the Company recognizes sales incentives upon recognition of revenue and classifies them as reductions of gross revenue and recognizes free goods as a cost of goods sold when shipped, both in accordance with the prescribed rules.

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

        Long-term Debt: The fair value of the Company's long-term debt issued under the medium-term note program was $1,490.3 million at December 31, 2002, based on quoted market prices. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.

        Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust: The fair value of the $500.0 million company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust was $452.5 million at December 31, 2002, based on quoted market prices.

   CASH AND CASH EQUIVALENTS: Cash and highly liquid short-term investments have a maturity of three months or less.

   ALLOWANCES FOR DOUBTFUL ACCOUNTS: Allowances for doubtful accounts at December 31 totaled $75.0 million in 2002, $57.9 million in 2001 and $36.1 million in 2000.

   On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms.

   INVENTORIES: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 62%, 63% and 59% of total inventories at December 31, 2002, 2001 and 2000, respectively) was determined by the "last-in, first-out" ("LIFO") method; for the balance, cost was determined using the "first-in, first-out" ("FIFO") method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $14.2 million and $20.1 million at December 31, 2002 and 2001, respectively. Inventory reserves (excluding LIFO reserves) at December 31 totaled $130.3 million in 2002 and $117.3 million in 2001. The components of net inventories were as follows as of December 31, (IN MILLIONS):

                                           2002        2001
                                           ----        ----
      Materials and supplies               $308.8      $356.5
      Work in process                       174.9       150.5
      Finished products                     712.5       606.8
                                         --------    --------
                                         $1,196.2    $1,113.8
                                         ========    ========

   OTHER LONG-TERM INVESTMENTS: The Company had a 49.5% ownership interest in American Tool Companies, Inc., a manufacturer of hand tools and power tool accessory products marketed primarily under the Irwin{R}, Vise-Grip{R}, Quick-Grip{R} and Marathon{R} trademarks until its acquisition in 2002. See Footnote 2 for further discussion. This investment had been accounted for under the equity method with a net investment of $79.5 million at December 31, 2001. The Company's share of undistributed earnings of the investment included in consolidated retained earnings was $43.9 million at December 31, 2001.

   PROPERTY, PLANT AND EQUIPMENT: Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. Depreciation expense is calculated to amortize, principally on the straight-line basis, the cost of the depreciable assets over their depreciable lives. Maximum useful lives determined by the Company are: buildings and improvements (20-40 years) and machinery and equipment (3-12 years). Property, plant and equipment consisted of the following as of December 31, (IN MILLIONS):

                                               2002             2001
                                               ----             ----
      Land                                     $64.7            $59.5
      Buildings and improvements               785.4            732.5
      Machinery and equipment                2,652.9          2,546.2
                                            --------         --------
                                             3,503.0          3,338.2
      Accumulated depreciation              (1,690.2)        (1,649.0)
                                            --------         --------
                                            $1,812.8         $1,689.2
                                            ========         ========

   As of December 31, 2002, the Company accrued $26.1 million for equipment received but not paid for. This amount has been excluded from the line items: expenditures for property, plant and equipment and the change in accounts payable in the Consolidated Statement of Cash Flows.

   TRADE NAMES AND GOODWILL: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be subject to periodic impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

   Pursuant to the adoption of SFAS No. 142, all amortization expense on trade names and goodwill ceased on January 1, 2002. As of January 1, 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets and recorded a pre-tax goodwill impairment charge of $538.0 million in the first quarter of 2002 (with an after-tax charge totaling $514.9 million). In determining this amount of goodwill impairment, the Company measured the impairment loss as the excess of the carrying amount of goodwill (which included the carrying amount of trademarks) over the implied fair value of goodwill (which excluded the fair value of identifiable trademarks). The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter. In addition, the Company will test again for impairment if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There were no additional impairment charges for 2002.

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

   A summary of changes in the Company's goodwill during the year ended December 31, 2002 is as follows (IN MILLIONS):

      Balance at December 31, 2001                          $2,069.7
      Acquisitions and adjustments -
         American Tool Companies, Inc.                         256.9
         Other (minor acquisitions and foreign                  58.7
      exchange)                                             --------
                                                             2,385.3
                                                            --------
      Impairments -
         Irwin segment                                        (322.0)
         Sharpie segment                                      (126.9)
         Calphalon Home segment                                (89.1)
                                                            --------
                                                              (538.0)
                                                            --------
      Balance at December 31, 2002                          $1,847.3
                                                            ========

   The results of operations on a pro forma basis for the year ended December 31, restated as though the amortization of trade names and goodwill had been discontinued on January 1, 2000, are as follows for the year ended December 31 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

                                                                  2002           2001         2000
                                                                  ----           ----         ----
   Reported income before cumulative effect of
      accounting change                                          $311.5        $264.6       $421.6
   Cumulative effect of accounting change, net of tax            (514.9)            -            -
                                                                 ------        ------       ------
   Reported net (loss)/income                                    (203.4)        264.6        421.6
   Add back:  Goodwill and trade name amortization, net
      of tax                                                          -          53.5         44.9
                                                                 ------        ------       ------
   Adjusted net (loss)/income                                   ($203.4)       $318.1       $466.5
                                                                 ======        ======       ======

   Reported basic net (loss)/income per share                    ($0.76)        $0.99        $1.57
   Add back:  Goodwill and trade name amortization, net
      of tax                                                          -          0.20         0.17
                                                                 ------        ------       ------
   Adjusted basic net (loss)/income per share                    ($0.76)        $1.19        $1.74
                                                                 ======        ======       ======

   Reported diluted net (loss)/income per share                  ($0.76)        $0.99        $1.57
   Add back:  Goodwill and trade name amortization, net
      of tax                                                          -          0.20         0.17
                                                                 ------        ------       ------
   Adjusted diluted net (loss)/income per share                  ($0.76)        $1.19        $1.74
                                                                 ======        ======       ======

   LONG-LIVED ASSETS: Subsequent to acquisition, the Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the relevant business' undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the carrying value is recoverable. An impairment loss would be measured by reducing the carrying value to fair value, based on a discounted cash flow analysis.

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets." This statement established a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and amends the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30 related to the disposal of a segment of a business. The statement was effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002, and the standard did not have a material impact on its financial position or results of operations.

   PRODUCT WARRANTIES: In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which it was sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.

   OTHER ACCRUED LIABILITIES: Accrued liabilities included the following as of December 31, (IN MILLIONS):

                                                  2002              2001
                                                  ----              ----
   Customer accruals                              $289.6           $224.9
   Accrued purchase accounting (1)                 119.0            134.7
   Accrued self-insurance liability                 91.5             84.3
   Accrued restructuring (2)                        79.4             28.2
   Other                                           585.9            464.0
                                                --------           ------
            Other accrued liabilities           $1,165.4           $936.1
                                                ========           ======

  (1)  See Footnote 2 for further details.
  (2)  See Footnote 3 for further details.

   Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily casualty liabilities such as workers' compensation, general and product liability and auto liability and is estimated based upon historical loss experience.

   FOREIGN CURRENCY TRANSLATION: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to accumulated other comprehensive income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating (income) expenses. Foreign currency transaction losses were $4.2 million, $1.9 million and $1.9 million in 2002, 2001 and 2000, respectively.

   ADVERTISING COSTS: The Company expenses advertising costs as incurred, including cooperative advertising programs with customers. Total cooperative advertising expense was $218.6 million, $196.8 million and $209.2 million for 2002, 2001 and 2000, respectively. Cooperative advertising is recorded in the Consolidated Financial Statements as a reduction of sales because it is viewed as part of the negotiated price of products. All other advertising costs are charged to selling, general and administrative expenses and totaled $140.6 million, $100.3 million and $80.0 million in 2002, 2001 and 2000, respectively.

   RESEARCH AND DEVELOPMENT COSTS: Research and development costs relating to both future and present products are charged to selling, general and administrative expenses as incurred. These costs aggregated $87.6 million, $67.2 million and $49.4 million in 2002, 2001 and 2000, respectively.

   EARNINGS PER SHARE: The calculation of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, respectively, is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):

                                                              "In the           Convertible
                                                Basic          Money"            Preferred      Diluted
                                               Method    Stock Options (1)    Securities (2)     Method
                                               ------    -----------------    --------------     ------
      2002
      ----
      Net loss                                ($203.4)              -               -           ($203.4)
      Weighted average shares outstanding       267.1               0.9             -             268.0
      Loss per share                           ($0.76)                                           ($0.76)




                                                               66


                                                              "In the           Convertible
                                                Basic          Money"            Preferred      Diluted
                                               Method    Stock Options (1)    Securities (2)     Method
                                               ------    -----------------    --------------     ------
      2001
      ----
      Net income                               $264.6               -               -            $264.6
      Weighted average shares outstanding       266.7               0.3             -             267.0
      Earnings per share                        $0.99                                             $0.99

      2000
      ----
      Net income                               $421.6               -               -            $421.6
      Weighted average shares outstanding       268.4               0.1             -             268.5
      Earnings per share                        $1.57                                             $1.57

     (1)  The weighted average shares outstanding for 2002, 2001 and 2000 exclude the dilutive effect of approximately 4.5 million, 3.9 million and 7.6 million options, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective years.

     (2)  The convertible preferred securities are anti-dilutive in 2002, 2001 and 2000 and, therefore, have been excluded from diluted earnings per share.  Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $16.6 million, $16.8 million and $16.4 million in 2002, 2001 and 2000, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in all years.


   FAIR VALUE OF STOCK OPTIONS: The Company's stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the year ended December 31, (IN MILLIONS, EXCEPT PER SHARE DATA):

                                               2002        2001       2000
                                               ----        ----       ----
   Net (loss)/income:
     As reported                             ($203.4)     $264.6     $421.6
     Fair value option expense                 (16.3)      (15.5)     (11.1)
                                              ------      ------     ------
     Pro forma                               ($219.7)     $249.1     $410.5
                                              ======      ======     ======

    Basic (loss)/earnings per share:
      As reported                              ($0.76)      $0.99      $1.57
      Pro forma                                 (0.82)       0.93       1.53

    Diluted (loss)/earnings per share:
      As reported                              ($0.76)      $0.99      $1.57
      Pro forma                                 (0.82)       0.93       1.53

   Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   COMPREHENSIVE INCOME: Comprehensive income and accumulated other comprehensive income encompass net income, foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments in the Consolidated Statements of Stockholders' Equity and Comprehensive Income. The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):


                             Foreign       After-tax     After-tax        Accumulated
                             Currency       Minimum     Derivatives           Other
                           Translation      Pension       Hedging        Comprehensive
                               Loss        Liability    Gain/(Loss)           Loss
                           -----------     ---------    -----------      -------------
   Balance at 12/31/01       ($213.1)        ($4.5)       ($14.0)           ($231.6)
   Current year change          98.0         (71.0)         14.4               41.4
                              ------         -----         -----             ------
   Balance at 12/31/02       ($115.1)       ($75.5)         $0.4            ($190.2)
                              ======         =====         =====             ======

   RECENT ACCOUNTING PRONOUNCEMENTS: In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. All acquisitions initiated after June 30, 2001 by the Company have been accounted for as purchases, thus, there was no effect on the Company's Consolidated Financial Statements upon adoption of this standard.

   In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. Additionally, SFAS No. 146 requires recognition of one-time severance benefits that require employees to render future service beyond a minimum retention period over the future service period. The Company will adopt the provisions of SFAS No. 146, effective January 1, 2003. The impact of this accounting standard is not expected to have a material effect on the Company's earnings or financial position. The Company generally has recorded restructuring liabilities for exit costs as incurred, however, under certain operating leases, exit costs were recorded when management committed to the exit plan under the guidance of EITF Issue 94-3.
   With respect to severance benefits, the Company believes the majority of its severance agreements require only a minimum or no retention period or are made pursuant to pre-existing plans as defined by SFAS No. 112, "Employers' Accounting for Postemployment Benefits."

   In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 provides alternative methods for transition to SFAS No. 123's fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 25 to require disclosure in the summary of significant accounting policies of the effect of the entity's accounting policy with respect to stock-based compensation on reported net income and earnings per share. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for stock options using the fair value method, however, it does require all companies to adopt the disclosure provisions. The Company has adopted the disclosure provisions.

   FOOTNOTE 2
   ----------

   ACQUISITIONS OF BUSINESS

   2002:
   On April 30, 2002, the Company completed the purchase of American Tool Companies, Inc. ("American Tool"), a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in American Tool, which had been accounted for under the equity method prior to acquisition. This purchase marked a significant expansion and enhancement of the Company's product lines and customer base, launching it squarely in the estimated $10 billion-plus global market for hand tools and power tool accessories. The preliminary purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in American Tool debt and $27 million of transaction costs.
   At the time of acquisition, the Company paid off American Tool's senior debt, senior subordinated debt and debt under their revolving credit agreement. The Company has obtained third party valuations of certain financial positions and allocated the purchase price to the identifiable assets. During the third quarter, the Company recorded nonoperating expenses of $8.7 million for transaction costs associated with the acquisition.

   The following table summarizes the preliminary purchase price allocation of American Tool assets acquired and liabilities assumed at the date of acquisition.

                                                              April 30,
                                                                 2002
                                                              ---------

      Current assets                                             $182.9
      Property, Plant & Equipment                                 129.7
      Trade names & goodwill                                      315.1
                                                                 ------
                       Total assets                              $627.7
                                                                 ======

      Current liabilities                                        $112.4
      Long-term debt                                              195.9
      Other long-term liabilities                                  15.1
      Stockholders' equity                                        304.3
                                                                 ------
           Total liabilities and stockholders' equity            $627.7
                                                                 ======

   For these and for other minor acquisitions made in 2002, the Company paid $242.2 million in cash and assumed $195.9 million of debt.

   2001:
   ----

   The Company made only minor acquisitions in 2001, for $61.2 million in cash and $0.1 million of assumed debt.

   2000:
   ----

   In 2000, the Company acquired the following:

                         Business                Acquisition     Industry
   Business Name         Description             Date            Segment
   -------------         -----------             -----------     --------
   Mersch SA             Picture Frames          January 24      Calphalon Home
   Brio                  Picture Frames          May 24          Calphalon Home
   Paper Mate/Parker     Writing Instruments     December 29     Sharpie

   For these and for other minor acquisitions made in 2000, the Company paid $635.2 million in cash and assumed $15.0 million of debt.

   The transactions summarized above were accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The acquisition costs were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's integration plans include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements. The preliminary purchase price allocations for the 2002 acquisitions and the finalized purchase price allocations for the 2001 and 2000 acquisitions resulted in trade names and goodwill of approximately $321.3 million.

   In 2002, the Company began to formulate integration plans for American Tool and other minor acquisitions as of their respective dates of acquisition. The integration plans for these acquisitions resulted in integration plan liabilities of $27.5 million for facility and other exit costs, $17.7 million for employee severance and termination benefits and $33.9 million for other pre-acquisition contingencies. The purchase prices for the 2002 acquisitions have been allocated to the fair market value of the assets acquired and liabilities assumed. The Company's integration plans include exit costs for certain plants and product lines, as well as employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements. As of December 31, 2002, $39.9 million of integration plan reserves remain related to the 2001 and 2000 acquisitions.

   None of the 2001 acquisitions were included in the pro forma calculations because their effect was immaterial. The unaudited consolidated results of operations for the years ended December 31, 2002 and 2001 on a pro forma basis, as though the 2002 acquisition of American Tool had occurred on January 1, 2001, are as follows for the year ended December 31, (IN MILLIONS, EXCEPT FOR PER SHARE DATA) (unaudited):

                                                 2002           2001
                                                 ----           ----
      Net sales                                $7,594.1       $7,350.0
      Net (loss)/income                         ($203.5)        $264.5
      (Loss)/Earnings per share (basic)           ($0.76)         $0.99

   WITHDRAWN DIVESTITURE

   On June 18, 2001, the Company announced an agreement for the sale of Anchor Hocking ("Anchor"). On January 14, 2002, the Federal Trade Commission (the "FTC") filed a complaint seeking to enjoin the sale of Anchor. On January 21, 2002, the Company signed an amended agreement with the buyer to divest Anchor, excluding the foodservice business because the FTC alleged the sale of Anchor to the current buyer could reduce competition in the market for glassware in the foodservice industry. On April 22, 2002, the U.S. District Court for the
   District of Columbia granted the FTC's motion for a preliminary injunction.

   On June 10, 2002, the Company announced that it had withdrawn plans to sell its Anchor Hocking glass business and instead will continue to operate the business as part of its broad housewares portfolio. Transaction costs approximating $13.6 million were recorded as nonoperating expenses in 2002.

   FOOTNOTE 3
   ----------

   RESTRUCTURING COSTS

   Certain expenses incurred in the reorganization of the Company's operations are considered to be restructuring expenses. Pre-tax restructuring costs consisted of the following for the year ended December 31, (IN MILLIONS):

                                                                  2002          2001          2000
                                                                  ----          ----          ----
      Facility and other exit costs                              $36.6         $34.6         $14.0
      Employee severance and termination benefits                 76.3          28.5          26.8
      Exited contractual commitments                               1.8           1.0             -
      Other                                                        8.0           2.6           2.2
                                                                ------         -----         -----
           Recorded as Restructuring Costs                      $122.7         $66.7         $43.0
      Discontinued Product Lines (in Cost of Sales)               10.2           3.8           5.6
                                                                ------         -----         -----
           Total Costs Related to Restructuring Plans           $132.9         $70.5         $48.6
                                                                ======         =====         =====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management. An analysis of the Company's restructuring plan reserves is as follows (IN MILLIONS):

                                                      12/31/00                         Costs        12/31/01
                                                       Balance        Provision      Incurred*      Balance
                                                      --------        ---------       --------      --------
      Facility and other exit costs                     $11.8            $38.4        ($30.1)         $20.1
      Employee severance and termination benefits         3.3             28.5         (25.6)           6.2
      Exited contractual commitments                      4.6              1.0          (3.7)           1.9
      Other                                               2.2              2.6          (4.8)             -
                                                        -----            -----         -----          -----
                                                        $21.9            $70.5        ($64.2)         $28.2
                                                        =====            =====         =====          =====

                                                      12/31/01                         Costs        12/31/02
                                                       Balance        Provision      Incurred*      Balance
                                                      --------        ---------       --------      --------
      Facility and other exit costs                     $20.1             36.6        ($20.6)         $36.1
      Employee severance and termination benefits         6.2             76.3         (41.4)          41.1
      Exited contractual commitments                      1.9              1.8          (1.6)           2.1
      Other                                                 -              8.0          (8.0)             -
                                                        -----           ------         -----          -----
               Recorded as Restructuring Costs           28.2            122.7         (71.6)          79.3
                                                        -----           ------         -----          -----

                                                               72



      Discontinued Product Lines (in Cost of
      Product Sold)                                         -             10.2         (10.2)             -
                                                        -----           ------         -----          -----
                                                        $28.2           $132.9        ($81.8)         $79.3
                                                        =====           ======        ======          =====

     * Cash paid for restructuring activities was $58.0 million, $49.7 million and $32.9 million in 2002,
       2001 and 2000, respectively.

   The facility and other exit cost reserves of $36.1 million at December 31, 2002 are primarily related to future minimum lease payments on vacated facilities and closure costs related to fifty-two facilities and administrative offices. As of December 31, 2002, severance reserves for the employees impacted by the facility closures approximated $41.1 million.

   2002
   ----

   During 2002, the Company recorded pre-tax restructuring charges associated with the Company's strategic restructuring plan. The restructuring plan is intended to streamline the Company's supply chain to ensure its position as the best-cost global provider throughout the Company's product portfolio. The plan consists of reducing worldwide headcount over the three years beginning in 2001, and includes consolidating duplicate manufacturing facilities. As part of this plan, the Company incurred employee severance and termination benefit costs for approximately 3,100 employees, including manufacturing, sales and support personnel. Additionally, the Company incurred facility exit costs related primarily to the closure of 43 facilities (seven at Rubbermaid, eight at Sharpie, fourteen at Irwin, twelve at Calphalon Home and two corporate administrative offices).

   2001
   ----

   During 2001, the Company recorded pre-tax restructuring charges associated with the Company's strategic restructuring plan. As part of this plan, the Company incurred employee severance and termination benefit costs for approximately 1,700 employees. Additionally, the Company incurred facility exit costs related primarily to the closure of 14 facilities (four at Rubbermaid, one at Sharpie, six at Irwin and three at Calphalon Home).

   2000
   ----

   During 2000, the Company recorded pre-tax restructuring charges related primarily to the continued Rubbermaid integration and plant closures at Irwin. The Company incurred employee severance and termination benefit costs related to approximately 700 employees terminated in 2000. Such costs included severance and government mandated settlements for facility closures at Rubbermaid Europe, change in control payments made to former Rubbermaid executives, employee terminations at the domestic Rubbermaid divisions and severance at Irwin. The Company incurred merger transaction costs related primarily to legal settlements for Rubbermaid's 1998 sale of a former division and other merger related contingencies resolved in 2000. Additionally, the Company incurred facility and other exit costs related primarily to the closure of five European Rubbermaid facilities, three window furnishings facilities as well as the exit of various Rubbermaid product lines.

   FOOTNOTE 4
   ----------

   CREDIT ARRANGEMENTS

   The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company's uncommitted lines of credit are subject to the discretion of the lender. The Company's lines of credit do not have a material impact on the Company's liquidity. The following is a summary of borrowings under foreign and domestic lines of credit as of December 31, (IN MILLIONS):

                                                         2002             2001             2000
                                                         ----             ----             ----
      Notes payable to banks:
        Outstanding at year-end
        - borrowing                                       $25.2            $19.1          $23.5
        - weighted average interest rate                    5.9%            10.0%           8.6%
      Average for the year
        - borrowing                                       $25.0            $24.1          $61.1
        - weighted average interest rate                    8.4%            12.1%           7.7%
      Maximum outstanding during the year                 $40.9           $401.5         $178.0


   The Company can also issue commercial paper (as described in Footnote 5 to the Consolidated Financial Statements), as summarized below as of December 31, (IN MILLIONS):

                                                         2002             2001             2000
                                                         ----             ----             ----
      Commercial paper:
        Outstanding at year-end
        - borrowing                                       $140.0           $707.5        $1,503.7
        - average interest rate                              1.5%             2.8%            6.6%
        Average for the year
        - borrowing                                       $490.8         $1,240.3          $987.5
        - average interest rate                              1.9%             4.1%            6.3%
      Maximum outstanding during the year                 $707.5         $1,603.3        $1,503.7


   FOOTNOTE 5
   ----------

   LONG-TERM DEBT

   The following is a summary of long-term debt as of December 31, (IN
   MILLIONS):

                                             2002                 2001
                                             ----                 ----
      Medium-term notes                    $1,680.9             $1,012.5
      Commercial paper                        140.0                707.5
      Preferred debt securities               450.0                450.0
      Other long-term debt                      9.7                  2.5
                                           --------             --------
           Total debt                       2,280.6              2,172.5
      Current portion of long-term debt      (424.0)              (807.5)
                                           --------             --------
           Long-term Debt                  $1,856.6             $1,365.0
                                           ========             ========

   The aggregate maturities of long-term debt outstanding are as follows as of December 31, 2002 (IN MILLIONS):

    2003      2004     2005      2006      2007    Thereafter      Total
    ----      ----     ----      ----      ----    ----------      -----
   $424.0     $5.5     $26.4    $154.2    $390.7    $1,279.8     $2,280.6

   The medium-term notes, revolving credit agreement (and related commercial paper) and mandatorily redeemable convertible preferred securities are all unsecured.

   The Company had outstanding a total of $1,680.9 million in medium-term notes. The original maturities on these notes range from 3 to 30 years at an average interest rate of 5.2%. Of the outstanding principal amounts, $420.8 million is classified as current portion of long-term debt, with the remainder classified as long-term debt.

   On March 14, 2002, the Company issued $500.0 million of Senior Notes with five-year and ten-year maturities. The $500.0 million Senior Notes consist of $250.0 million in 6.00% Senior Notes due 2007 and $250.0 million in 6.75% Senior Notes due 2012. On December 20, 2002, the Company issued $250.0 million of Senior Notes. The seven-year Senior Notes were issued at 4.625% and pay interest semi-annually on June 15 and December 15 until final maturity on December 15, 2009. The proceeds of these issuances were used to pay down commercial paper. These issuances are reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the "Revolver") on June 14, 2002, replacing the existing

   $1,300.0 million revolving credit agreement, which was scheduled to terminate in August 2002. The Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. At December 31, 2002, there were no borrowings under the Revolver.

   In lieu of borrowings under the Revolver, the Company may issue commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At December 31, 2002, $140.0 million (principal amount) of commercial paper was outstanding. Because $650.0 million of the Revolver expires in June 2007, the entire $140.0 million is classified as long-term debt.

   The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of December 31, 2002, the Company was in compliance with this agreement.

   On September 18, 2001, the Company entered into an agreement with a financial institution creating a financing entity that is consolidated in the Company's financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company's United States trade receivables to the financing entity. In the quarter ended September 30, 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity's receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. The proceeds of this debt were used to pay down commercial paper issued by the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. The provisions of the debt agreement allow the entire outstanding debt to be called upon certain events including the Company's debt rating falling below investment grade and certain levels of accounts receivable write-offs. As of December 31, 2002, the Company was in compliance with the agreement. As of December 31, 2002 and 2001, the aggregate amount of outstanding receivables sold under the agreement was $738.2 million and $689.3 million, respectively.

   In August 2002, the Company elected to terminate certain interest rate swap agreements prior to their scheduled maturities and received cash of $25.0 million. Of this amount, $20.8 million represents the fair value of the swaps that were terminated and the remainder represents interest receivable on the swaps. The cash received relating to the fair value of the swaps was included as an operating activity in the

   Consolidated Statement of Cash Flows. The unamortized fair value gain on the terminated interest rate swaps is accounted for as long-term debt. As of December 31, 2002, the unamortized gain was $18.4 million, of which $5.3 million is classified as current portion of long-term debt. The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

   In August 2002, the Company entered into several new interest rate swap agreements to replace the terminated interest rate swap agreements. These new interest rate swaps convert certain fixed rate debt into floating rate debt based on a notional principal amount of $500.0 million.

   A $500.0 million universal shelf registration statement became effective in July 2002 under which debt and equity securities may be issued. As of December 31, 2002, $250.0 million in debt securities had been issued under this shelf registration statement. In January 2003, approximately $200.8 million of equity securities were issued pursuant to the shelf registration. See Footnote 16 for further details.

   FOOTNOTE 6
   ----------

   COMPANY-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF A SUBSIDIARY TRUST

   The Company fully and unconditionally guarantees 10.0 million shares of 5.25% convertible preferred securities issued by a 100% owned finance subsidiary of the Company, which are callable at 102.625% of the liquidation preference, decreasing over time to 100% by December 2007. Each of these "Preferred Securities" is convertible into 0.9865 of a share of Company common stock, and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share.

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

   As of December 31, 2002, the Company has not elected to defer interest payments. The $500.0 million of the Preferred Securities is classified as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust in the Consolidated Balance Sheet.

   FOOTNOTE 7
   ----------

   DERIVATIVE FINANCIAL INSTRUMENTS

   At the beginning of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million, recorded in accumulated other comprehensive income. The cumulative effect of adopting SFAS No. 133 did not materially impact the results of operations.

   Derivative financial instruments are used only to manage certain interest rate and foreign currency risks. These instruments include interest rate swaps, long-term cross currency interest rate swaps, and short-term forward exchange contracts.

   At December 31, 2002, the Company had interest rate swaps designated as cash flow hedges with an outstanding notional principal amount of $350.0 million, with accrued interest payable of $0.9 million. At December 31, 2002, the Company had these swaps serve as a means to mitigate the risk of rising interest rates in future periods by converting certain floating rate debt instruments into fixed rate debt. Gains and losses on these instruments, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt instrument. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. During 2002, the ineffectiveness related to these instruments was insignificant. The Company expects approximately $3.3 million of the losses, net of tax, deferred in other comprehensive income to be recognized in earnings in 2003. At December 31, 2002, the Company also had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $500.0 million, with accrued interest receivable of $2.7 million. These fair value hedges qualify for the "shortcut method" because these hedges are deemed to be perfectly effective. The maximum length of time over which the Company is hedging its interest rate exposure through the use of interest rate swap agreements is seven years.

   The Company utilizes forward exchange contracts to manage foreign exchange risk related to both known and anticipated intercompany transactions and third-party commercial transaction exposures of approximately one year in duration or less. The Company also utilizes long-term cross currency interest rate swaps to hedge long-term intercompany transactions. The maturities on these long-term cross currency interest rate swaps range from three to five years. At

   December 31, 2002, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $319.5 million, with accrued interest receivable of $0.2 million.

   Gains and losses related to qualifying forward exchange contracts, which hedge intercompany transactions or third-party commercial transactions, are deferred in other comprehensive income with a corresponding asset or liability until the underlying transaction occurs and are considered to have a cash flow hedging relationship. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged. The net loss recognized in 2002 for matured cash flow forward exchange contracts was $1.5 million, net of tax, which was recognized in the Consolidated Statement of Income. The Company estimates that $0.1 million of gains, net of tax, deferred in accumulated other comprehensive income will be recognized in earnings in 2003.

   Derivative instruments used to hedge intercompany loans are marked to market with the corresponding gains or losses included in accumulated other comprehensive income and are considered to have a fair value hedging relationship. Any ineffectiveness associated with the fair value hedges is classified to the income statement. The net gain recognized in 2002 for forward exchange contracts and cross currency interest rate swaps was $0.4 million, net of tax, which was recognized as part of interest income on the Consolidated Statement of Income.

   The following table summarizes the Company's forward exchange contracts and long-term cross currency interest rate swaps in U.S. dollars by major currency and contractual amount. The "buy" amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant short-term forward exchange contracts and long-term cross currency interest rate swaps and their fair values as of December 31, were as follows (IN MILLIONS):

                                                  2002                   2001
                                                  ----                   ----
                                             Buy       Sell        Buy         Sell
                                             ---       ----        ---         ----
   British Pounds                          $273.0     $65.6       $174.9      $178.2
   Canadian Dollars                           0.8      50.6        207.8        31.6
   Euro                                      96.4     343.8         43.7       232.2
   Other                                     35.7      18.3         23.9         9.8
                                           ------     ------      ------      ------

                                           $405.9    $478.3       $450.3      $451.8
                                           ======    ======       ======      ======
   Fair Value recorded in the
     Consolidated Balance Sheet            $451.5    $537.4       $440.0      $448.2
                                           ======    ======       ======      ======

   The Company's short-term forward exchange contracts and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.

   FOOTNOTE 8
   ----------

   LEASES

   The Company leases manufacturing and warehouse facilities, real estate, transportation, data processing and other equipment under leases that expire at various dates through the year 2011. Rent expense was $123.3 million, $112.0 million and $102.9 million in 2002, 2001 and 2000, respectively.

   Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2002 (IN MILLIONS):

     2003      2004     2005     2006      2007    Thereafter      Total
     ----      ----     ----     ----      ----    ----------      -----
    $68.0     $47.7     $35.7    $31.4    $16.8      $25.2        $224.8

   FOOTNOTE 9
   ----------

   EMPLOYEE BENEFIT AND RETIREMENT PLANS

   As of December 31, 2002, the Company continued to maintain various deferred compensation plans with varying terms. The total liability associated with these plans was $56.9 million and $52.3 million as of December 31, 2002 and 2001, respectively. These liabilities are included in Other Noncurrent Liabilities in the Consolidated Balance Sheet. These plans are partially funded with asset balances of $42.9 million and $41.9 million as of December 31, 2002 and 2001, respectively. These assets are included in Other Noncurrent Assets in the Consolidated Balance Sheet.

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

   The Company has a Supplemental Executive Retirement Plan ("SERP"), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. The SERP is being funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2002 and 2001, the life insurance contracts had a cash surrender value of $66.2 million and $56.0 million, respectively. These assets are included in Other Noncurrent Assets in the Consolidated Balance Sheet. The amount of coverage is designed to provide sufficient reserves to cover all costs of the plan. The projected benefit obligation was $68.6 million and $59.8 million at December 31, 2002 and 2001, respectively. The SERP liabilities are included in the pension table below; however, the Company's investment in the life insurance contracts are excluded from the table as they do not qualify as plan assets under SFAS No. 87, "Employers' Accounting for Pensions."

   The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended or local statutes to assure that plan assets will be adequate to provide retirement benefits. The Company's common stock comprised $67.4 million and $56.6 million of noncontributory pension plan assets at December 31, 2002 and 2001, respectively.

   The Company's matching contributions to the profit sharing plans were $21.4 million, $15.4 million and $14.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

   In addition, several of the Company's subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.

   The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's noncontributory pension plans, SERP and postretirement benefit plans as of December 31, (IN MILLIONS):

                                                        Pension Benefits              Other Postretirement Benefits
                                                        ----------------              -----------------------------
                                                      2002            2001                2002             2001
                                                      ----            ----                ----             ----
      Change in benefit obligation:
      Benefit obligation at January 1                $846.7         $740.9               $212.6           $166.7
      Service cost                                     40.0           38.9                  4.2              3.3
      Interest cost                                    64.9           54.9                 15.6             12.5
      Amendments                                        5.4           (1.2)                   -                -
      Actuarial (gain) loss                           (17.7)         (15.9)                 7.2             50.8
      Acquisitions and other                          104.3           79.8                    -                -
      Currency translation                             25.8           (4.1)                   -                -
      Benefits paid from plan assets                  (78.3)         (46.6)               (20.6)           (20.7)
                                                     ------         ------               ------           ------
      Benefit obligation at December 31              $991.1         $846.7               $219.0           $212.6
                                                     ======         ======               ======           ======
      Change in plan assets:
      Fair value of plan assets at January 1         $756.5         $888.3               $    -           $    -
      Actual return on plan assets                    (65.8)        (176.0)                   -                -
      Acquisitions and other                           85.5           83.8                    -                -
      Contributions                                    14.5            7.6                 20.6             20.7
      Currency translation                             15.9           (0.6)                   -                -
      Benefits paid from plan assets                  (78.3)         (46.6)               (20.6)           (20.7)
                                                     ------         ------               ------           ------
      Fair value of plan assets
        at December 31                               $728.3         $756.5               $    -           $    -
                                                     ======         ======               ======           ======
      Funded Status:
      Funded status at December 31                  ($262.8)        ($90.2)              ($219.0)        ($212.6)
      Unrecognized net loss                           307.3          142.8                  21.0            13.7
      Unrecognized prior service cost                   5.7            2.7                     -               -
      Unrecognized net asset                            0.5           (1.1)                    -               -
                                                      -----          -----                ------          ------
      Net amount recognized                           $50.7          $54.2               ($198.0)        ($198.9)
                                                      =====          =====               =======         =======
      Amounts recognized in the
        Consolidated Balance Sheets:
      Prepaid benefit cost (1)                       $113.8         $142.0                $    -          $    -
      Accrued benefit cost (2)                       (198.9)         (98.6)               (198.0)         (198.9)
      Intangible asset (1)                              4.1            3.5                     -               -
      Accumulated other
        comprehensive loss                            131.7            7.3                     -               -
                                                      -----          -----                ------          ------
      Net amount recognized                           $50.7          $54.2               ($198.0)        ($198.9)
                                                      =====          =====                ======          ======
      Discount rate                                   6.75%           7.25%                 6.75%           7.25%

                                                        Pension Benefits              Other Postretirement Benefits
                                                        ----------------              -----------------------------
                                                      2002            2001                2002             2001
                                                      ----            ----                ----             ----
      Long-term rate of return on
        plan assets                                    8.5%           10.0%                   N/A             N/A
      Long-term rate of compensation increase          4.5%            5.0%                   N/A             N/A
      Health care cost trend rate                       N/A             N/A                  6.0%            6.0%

     (1) Recorded in Other Noncurrent Assets
     (2) Recorded in Other Noncurrent Liabilities


   Net pension expense (income) and other postretirement benefit expense include the following components as of December 31, (IN MILLIONS):

                                                  Pension Benefits               Other Postretirement Benefits
                                                  ----------------               -----------------------------
                                             2002       2001        2000         2002         2001         2000
                                             ----       ----        ----         ----         ----         ----
      Service cost-benefits earned
        during the year                     $40.0      $33.2        $29.2         $4.2         $3.3         $3.6
      Interest cost on projected
        benefit obligation                   64.9       53.7         49.5         15.6         12.5         12.9
      Expected return on plan assets        (99.2)     (87.1)       (82.8)           -            -            -
      Amortization of:
        Transition asset                        -       (1.4)        (1.9)           -         (1.5)        (1.1)
        Prior service cost recognized        (0.2)      (1.1)        (0.5)           -            -            -
        Curtailment, settlement cost          1.4          -            -            -            -            -
      Actuarial loss (gain)                   0.8       (0.3)        (1.3)           -            -            -
                                             ----       ----         ----        -----        -----        -----
      Net pension expense (income)           $7.7      ($3.0)       ($7.8)       $19.8        $14.3        $15.4
                                             ====       ====         ====        =====        =====        =====


   The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows as of December 31, (IN MILLIONS):

                                                  2002             2001
                                                  ----             ----
    Projected benefit obligation                ($712.9)         ($443.0)
    Accumulated benefit obligation               (678.1)          (404.1)
    Fair value of plan assets                     418.4            307.0

   Assumed health care cost trends have been used in the valuation of postretirement benefits. The trend rate is 10% (for retirees under age
   65) and 12% (for retirees over age 65) in 2002, declining to 6% for all retirees in 2009 and thereafter. In 2001, the Company increased the medical care cost trend rate due to significant increases in actual medical costs.



   The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one percentage point change in the assumed rate would have the following effects (IN MILLIONS):

                                              1% Increase     1% Decrease
                                              -----------     -----------
      Effect on total of service and
        interest cost components                  $2.3          ($2.0)
      Effect on postretirement
        benefit obligations                       18.1          (16.6)

   FOOTNOTE 10
   -----------

   STOCKHOLDERS' EQUITY

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






   FOOTNOTE 11
   -----------

   STOCK OPTIONS

   The Company's Amended and Restated 1993 Stock Option Plan expired by its terms on December 31, 2002, and no further stock options can be granted under that plan. For options previously granted under that plan, the option exercise price equaled the common stock's closing price on the date of grant, options vest over a five-year period and expire ten years from the date of grant. In February 2003, the Company's Board of Directors approved, subject to approval of Company stockholders, a 2003 Stock Plan. The 2003 Plan will provide for grants of up to an aggregate of 15.0 million stock options, stock awards and performance shares (except that no more than 3.0 million of those grants may be stock awards and performance shares). Under the 2003 Plan, the option exercise price will equal the common stock's closing price on the date of grant. Options will vest over five years (which may be shortened to no less than three years) and expire ten years from the date of grant. Also under the 2003 Plan, none of the restrictions on stock awards will lapse earlier than the third anniversary of the date of grant.

   The following summarizes the changes in the number of shares of common stock under option, including options to acquire common stock resulting from the conversion of options under pre-merger Rubbermaid option plans (IN MILLIONS, EXCEPT EXERCISE PRICES):

                                                                                                          Weighted
                                                             Weighted                    Weighted       average fair
                                                             Average      Exercisable     Average     value of options
                                                             Exercise      at end of     Exercise      granted during
                                               Shares         Price          year          Price          the year
                                               ------         -----          ----          -----          --------
      Outstanding at December 31, 1999            5.8          $35
      Granted                                     3.5           28
      Exercised                                  (0.1)          17
      Canceled                                   (1.2)          36
                                                 ----          ---            ---           ---               --
      Outstanding at December 31, 2000            8.0           32            3.2           $33               $9
      Granted                                     4.4           25
      Exercised                                  (0.2)          19
      Canceled                                   (2.3)          33
                                                 ----          ---            ---           ---               --
      Outstanding at December 31, 2001            9.9           29            2.9           $33               $7
      Granted                                     3.9           32
      Exercised                                  (0.7)          25
      Canceled                                   (1.7)          32
                                                 ----          ---            ---           ---               --
      Outstanding at December 31, 2002           11.4          $30            3.4           $32               $9
                                                 ====          ===            ===           ===               ==

   Options outstanding at December 31, 2002 (IN MILLIONS, EXCEPT EXERCISE
   PRICES):

                                                                         Weighted           Weighted Average
         Range of                                  Number                Average                Remaining
      Exercise Prices                            Outstanding          Exercise Price        Contractual Life
      ---------------                            -----------          --------------        ----------------
      $16.00 - $24.99                                2.6                    $24                     8.0
      $25.00 - $34.99                                5.9                     29                     8.1
      $35.00 - $44.99                                2.8                     38                     7.8
      $45.00 - $50.00                                0.1                     48                     5.7
                                                    ----                    ---                     ---
      $16.00 - $50.00                               11.4                    $30                     8.0
                                                    ====                    ===                     ===

   Options exercisable at December 31, 2002 (IN MILLIONS, EXCEPT EXERCISE
   PRICES):

                                                                         Weighted           Weighted Average
         Range of                                  Number                Average                Remaining
      Exercise Prices                            Exercisable          Exercise Price        Contractual Life
      ---------------                            -----------          --------------        ----------------
      $16.00 - $24.99                                0.6                    $23                     6.8
      $25.00 - $34.99                                1.7                     30                     6.4
      $35.00 - $44.99                                1.0                     40                     5.6
      $45.00 - $50.00                                0.1                     48                     5.7
                                                     ---                    ---                     ---
      $16.00 - $50.00                                3.4                    $32                     6.2
                                                     ===                    ===                     ===

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2001 and 2000, respectively: risk-free interest rate of 4.0%, 5.1% and 6.5%; expected dividend yields of 3.0%, 3.0% and 3.0%; expected lives of 6.9, 9.0 and 9.0 years; and expected volatility of 32%, 28% and 28%.

   FOOTNOTE 12
   -----------

   INCOME TAXES

   The provision for income taxes consists of the following as of December 31, (IN MILLIONS):

                                      2002       2001        2000
                                      ----       ----        ----
      Current:
      Federal                        $55.0      $90.8      $154.8
      State                            7.7       11.6        14.9
      Foreign                         46.0       23.3        34.4
                                    ------     ------      ------
                                     108.7      125.7       204.1
      Deferred                        48.3       25.5        59.8
                                    ------     ------      ------
                                    $157.0     $151.2      $263.9
                                    ======     ======      ======

   The non-U.S. component of income before income taxes was $7.0 million in 2002, $69.9 million in 2001 and $84.7 million in 2000.

   The components of the net deferred tax asset are as follows as of December 31, (IN MILLIONS):

                                                     2002         2001
                                                     ----         ----
      Deferred tax assets:
      Accruals not currently deductible
        for tax purposes                            $204.2       $173.5
      Postretirement liabilities                     114.0         76.2
      Inventory reserves                              24.5         48.3
      Self-insurance liability                        18.1         36.1
      Foreign net operating losses                   150.2        109.2
      Other                                           11.4         12.2
                                                    ------       ------
                                                    $522.4       $455.5
                                                    ------      -------
      Deferred tax liabilities:
      Accelerated depreciation                     ($152.9)     ($135.4)
      Prepaid pension asset                          (37.0)       (42.0)
      Amortizable intangibles                        (19.7)        (9.2)
      Other                                              -        (18.8)
                                                    ------       ------
                                                   ($209.6)     ($205.4)
                                                    ------       ------
      Net deferred tax asset                        $312.8       $250.1
      Valuation allowance                           (104.0)       (85.3)
                                                    ------       ------
      Net deferred tax asset after
        valuation allowance                         $208.8       $164.8
                                                    ======       ======

   At December 31, 2002, the Company had foreign net operating loss ("NOL") carry forwards of approximately $487.9 million that expire at various times beginning in 2005 and some of which carry forward without expiration. The potential tax benefits associated with those foreign net operating losses are approximately $150.2 million. The valuation allowance increased $18.7 million during 2002 to $104.0 million at December 31, 2002. This increase was primarily the result of an increase of certain foreign net operating losses during the year which management is uncertain of the ability to utilize in the future.



   The net deferred tax asset is classified in the Consolidated Balance Sheets as follows as of December 31, (IN MILLIONS):

                                                       2002         2001
                                                       ----         ----
      Current net deferred income tax asset           $213.5       $238.5
      Noncurrent deferred income tax liability          (4.7)       (73.7)
                                                      ------       ------
                                                      $208.8       $164.8
                                                      ======       ======

   A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows as of December 31, (IN PERCENT):

                                                                     2002         2001      2000
                                                                     ----         ----      ----
      Statutory rate                                                35.0%        35.0%        35.0%
      Add (deduct) effect of:
      State income taxes, net of federal income tax effect           1.9          2.8          2.2
      Nondeductible trade names and goodwill amortization              -          3.4          1.3
      Foreign tax credit                                            (0.7)        (3.3)         (.5)
      Foreign rate differential and other                           (2.7)        (1.5)          .5
                                                                   -----        -----        -----
      Effective rate                                                33.5%        36.4%        38.5%
                                                                  ======        =====        =====

   No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At December 31, 2002, the estimated amount of total unremitted non-U.S. subsidiary earnings is $139.1 million.

   FOOTNOTE 13
   -----------

   OTHER NONOPERATING EXPENSES (INCOME)

   Total other nonoperating expenses (income) consist of the following as of December 31, (IN MILLIONS):

                                                                    2002         2001         2000
                                                                    ----         ----         ----
      Minority interest in income of subsidiary trust (1)          $26.7        $26.7        $26.7
      Equity earnings (2)                                           (0.8)        (7.2)        (8.0)
      Loss on sales of marketable equity securities                  1.2          5.0            -
      Gain on sale of business                                         -         (5.0)           -
      Interest income                                               (4.7)        (3.9)        (5.5)
      Currency transaction losses                                    4.2          1.9          1.9
      Dividend income                                                  -         (0.1)        (0.1)
      ATC transaction costs (3)                                      8.7            -            -
      Costs associated with withdrawn divestiture (4)               13.6            -            -
      Gain on sale of land                                          (6.8)           -            -
      Loss on disposal of fixed assets                               4.8            -            -
      Other                                                          3.7          0.1          1.2
                                                                  ------       ------       ------
                                                                   $50.6        $17.5        $16.2
                                                                  ======       ======       ======

   (1)  Expense from Convertible Preferred Securities (see Footnote 6).
   (2) Primarily relates to the Company's investment in American Tool Companies, Inc., in which the Company had a 49.5% interest until April 2002. See Footnote 2 for further information.
   (3) Represents costs associated with the acquisition of American Tool Companies, Inc. See Footnote 2 for further information.
   (4) Represents transaction costs associated with the Company's withdrawal from the planned divestiture of its Anchor Hocking glass business. See Footnote 2 for further information.

   FOOTNOTE 14
   -----------

   INDUSTRY SEGMENT INFORMATION

   In the first quarter of 2002, the Company announced the realignment of its operating segment structure. This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's strategic account management strategy. The four operating segments have been named for leading worldwide brands in the Company's product portfolio. The realignment streamlines what had previously been five operating segments (prior years' segment data has been reclassified to conform to the current segment structure). In 2002, the Company renamed its Parker/Eldon, Calphalon/Wearever and Levolor/Hardware segments as the Sharpie, Calphalon Home and Irwin segments, respectively, for public reporting. The Company's segment results are as follows as of December 31, (IN MILLIONS):

                                                           2002                2001                 2000
                                                           ----                ----                 ----
      Net Sales (1) (2)
      -----------------
      Rubbermaid                                        $2,592.4            $2,565.6             $2,809.3
      Sharpie                                            1,908.7             1,799.4              1,423.5
      Irwin                                              1,727.3             1,382.6              1,455.0
      Calphalon Home                                     1,225.5             1,161.7              1,246.9
                                                        --------            --------             --------
                                                        $7,453.9            $6,909.3             $6,934.7
                                                        ========            ========             ========

      Operating Income (3)
      --------------------
      Rubbermaid                                          $214.5              $200.9               $326.2


                                                              89



                                                            2002                2001                 2000
                                                            ----                ----                 ----
      Sharpie                                              323.3               278.3                250.4
      Irwin                                                136.4               126.5                207.2
      Calphalon Home                                       119.5               120.1                172.9
      Corporate                                            (31.1)              (84.4)               (76.4)
                                                         -------             -------              -------
                                                           762.6               641.4                880.3
      Restructuring Costs (4)                             (132.9)              (70.5)               (48.6)
                                                          ------              ------              -------

                                                          $629.7              $570.9               $831.7
                                                         =======             =======              =======

      Identifiable Assets
      -------------------
      Rubbermaid                                        $1,688.9            $1,551.3
      Sharpie                                            1,124.1             1,216.8
      Irwin                                              1,226.4               790.8
      Calphalon Home                                       735.5               787.4
      Corporate (5)                                      2,614.0             2,919.8
                                                         -------             -------
                                                        $7,388.9            $7,266.1
                                                         =======             =======

      Capital Expenditures
      --------------------
      Rubbermaid                                          $134.5              $110.5               $186.5
      Sharpie                                               41.3                52.8                 48.0
      Irwin                                                 46.0                26.6                 16.0
      Calphalon Home                                        17.2                34.7                 43.9
      Corporate                                             13.1                25.2                 22.2
                                                         -------              -------             -------
                                                          $252.1              $249.8               $316.6
                                                         =======             =======              =======

      Depreciation and Amortization
      -----------------------------
      Rubbermaid                                          $116.0              $120.1               $107.5
      Sharpie                                               54.6                59.1                 38.3
      Irwin                                                 42.3                29.3                 24.3
      Calphalon Home                                        43.8                40.7                 44.7
      Corporate                                             24.0                79.6                 77.8
                                                         -------             -------              -------
                                                          $280.7              $328.8               $292.6
                                                         =======             =======              =======





     GEOGRAPHIC AREA INFORMATION
                                                                      2002                 2001                2000
                                                                      ----                 ----                ----
      Net Sales
      ---------
      United States                                               $5,454.2             $5,040.6            $5,191.5
      Canada                                                         312.5                299.5               308.9
                                                                   -------              -------             -------
        North America                                              5,766.7              5,340.1             5,500.4
      Europe                                                       1,331.3              1,215.4             1,112.5
      Central and South America                                      247.3                263.4               289.0
      All other                                                      108.6                 90.4                32.8
                                                                   -------              -------             -------
                                                                  $7,453.9             $6,909.3            $6,934.7
                                                                   =======              =======             =======

      Operating Income
      ----------------
      United States                                                 $553.1               $455.7              $643.4
      Canada                                                          43.3                 39.1                54.5
                                                                   -------              -------             -------
        North America                                                596.4                494.8               697.9
      Europe                                                          (8.4)                47.4                77.2
      Central and South America                                       19.5                 17.9                53.2
      All other                                                       22.2                 10.8                 3.4
                                                                   -------              -------             -------
                                                                    $629.7               $570.9              $831.7
                                                                   =======              =======             =======

      Identifiable Assets (6)
      -----------------------
      United States                                               $5,151.0             $5,067.8
      Canada                                                         115.7                118.0
                                                                   -------              -------
        North America                                              5,266.7              5,185.8
      Europe                                                       1,802.0              1,737.0
      Central and South America                                      224.4                295.7
      All other                                                       95.8                 47.6
                                                                  --------             --------
                                                                  $7,388.9             $7,266.1
                                                                  ========             ========

   (1) Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in each of the years ended December 31, 2002, 2001 and 2000. Sales to no other customer exceeded 10% of consolidated net sales for any year.
   (2)  All intercompany transactions have been eliminated.
   (3) Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization was considered a corporate expense in 2001 and 2000 and not allocated to business segments.
   (4) Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Operations (refer to Footnote 3 for additional detail.)
   (5) Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.
   (6) Transfers of finished goods between geographic areas are not significant.

   FOOTNOTE 15
   -----------

   LITIGATION AND CONTINGENCIES

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

   As of December 31, 2002, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party ("PRP") at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and equivalent state laws.

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

   The Company's estimate of environmental response costs associated with these matters as of December 31, 2002 ranged between $19.4 million and $24.6 million. As of December 31, 2002, the Company had a reserve equal to $22.0 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

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

   In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The recognition and measurement provisions of the Interpretation are effective for guarantees issued or modified after December 31, 2002. The disclosure provisions of the Interpretation are effective for financial statements with periods ended subsequent to December 15, 2002. In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representation and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company's business, financial condition or results of operation.

   As of December 31, 2002, the Company has identified and quantified exposures under these representations and indemnifications of approximately $44 million, which expires in 2006. As of December 31, 2002, no amounts have been recorded on the balance sheet related to these indemnifications, as the risk of loss is considered remote.

   FOOTNOTE 16
   -----------

   SUBSEQUENT EVENTS

   Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. ("American Saw"), a leading manufacturer of power tool accessories and hand tools marketed under the Lenox brand. The purchase price was approximately $450 million paid for through the issuance of commercial paper. The transaction structure permits the deduction of goodwill for tax purposes. We estimate the present value of the future tax benefit to be $85 million, which effectively reduces the purchase price to $365 million. American Saw had 2001 revenues of approximately $185 million and will become part of the Irwin operating segment.

   In January 2003, the Company completed the sale of 6.67 million shares of its common stock at a public offering price of $30.10 per share pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission. The net proceeds of $200.1 million were used to reduce the Company's commercial paper borrowings.

   On March 27, 2003, the Company sold its Cosmolab business, a division of the Sharpie segment. In 2002, sales of the division approximated $50 million. The Company expects to record a non-cash pre-tax loss of approximately $20 million in the first quarter of 2003.

   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   -------   AND FINANCIAL DISCLOSURE
             -----------------------------------------------------------

   On March 25, 2002, the Company terminated the engagement of Arthur Andersen LLP ("Arthur Andersen") as its independent auditor. The decision to terminate the engagement of Arthur Andersen was recommended by the Company's Audit Committee and approved by its Board of Directors. Arthur Andersen's report on the consolidated financial statements of the Company for each of the years ended December 31, 2001 and 2000, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and March 25, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and March 25, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). A letter from Arthur Andersen was included in the Report on Form 8-K/A filed by the Company on April 3, 2002.

   The Company engaged Ernst & Young LLP as its new independent auditor effective March 25, 2002. The engagement of Ernst & Young was recommended by the Company's Audit Committee and approved by its Board of Directors. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and March 25, 2002, the Company did not consult with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's consolidated financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

   PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
   --------  --------------------------------------------------

   Information required under this Item with respect to Directors is contained in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2003 (the "Proxy Statement") under the caption "Proposal 1 - Election of Directors," "Information Regarding Board of Directors and Committees," and "Certain Beneficial Owners " and is incorporated herein by reference.

   Information required under this Item with respect to Executive
   Officers of the Company is included as a supplemental item at the end of Part I of this report.

   Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Compliance Reporting," which information is hereby incorporated by reference herein.

   ITEM 11.  EXECUTIVE COMPENSATION
   --------  ----------------------

   Information regarding executive compensation is included in the Proxy Statement under the caption "Proposal 1 - Election of Directors - Compensation of Directors," under the captions "Executive Compensation
   - Summary Compensation Table; - Option Grants in 2002; - Option Exercises in 2002; - Pension and Retirement Plans; - Employment Security and Other Agreements," and the caption "Organizational Development and Compensation Committee Interlocks and Insider Participation," which information is hereby incorporated by reference herein.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   --------  MANAGEMENT AND RELATED STOCKHOLDER MATTERS
             ---------------------------------------------------

   Information required under this Item is contained in the Proxy
   Statement under the captions "Certain Beneficial Owners" and "Equity Compensation Plan Information" and is incorporated herein by reference.

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
   --------  ----------------------------------------------

   Not applicable.

   ITEM 14.  CONTROLS AND PROCEDURES
   -------   -----------------------

   (a) Within 90 days prior to the date of this report, the Company carried out an evaluation - under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer - of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

   (b) There have been no significant changes in the Company's internal controls or in other factors that could affect these controls subsequent to the date of the evaluation described in the preceding paragraph.

   PART IV

   ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON -------- FORM 10-K
             ------------------------------------------------------

   (a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

           Report of Independent Auditors

           Report of Independent Public Accountants

           Consolidated Statements of Operations - Years Ended
                December 31, 2002, 2001 and 2000

           Consolidated Balance Sheets - December 31, 2002 and 2001

           Consolidated Statements of Cash Flows - Years Ended
                December 31, 2002, 2001 and 2000

           Consolidated Statements of Stockholders' Equity and
                Comprehensive Income/(Loss) - Years Ended December 31, 2002, 2001 and 2000

           Footnotes to Consolidated Financial Statements - December
                31, 2002, 2001 and 2000

      (2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 14(d) and appears immediately following the
           Exhibit Index:

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
               -----------------------------------------------

      (3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

      (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2002:

           Report on Form 8-K, dated November 22, 2002, that included a press release announcing that the Company had reached a definitive agreement to acquire American Saw & Mfg. Company.

           Report on Form 8-K, dated December 18, 2002, stating that the
                Company had entered into an Underwriting Agreement with respect to the offering and sale of $250.0 million of unsecured and unsubordinated notes.

           Report on Form 8-K, dated December 20, 2002, that included the filing of a legal opinion with respect to the Company's Registration Statement on Form S-3 (No. 333-88050).

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEWELL RUBBERMAID INC.
                                           Registrant


                                           By  /s/ William T. Alldredge
                                              ---------------------------
                                               William T. Alldredge


                                           Date  March 27, 2003
                                                -------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

    Signature                            Title
    ---------                            -----

    /s/ William P. Sovey                 Chairman of the Board and
    ----------------------------------   Director
    William P. Sovey

    /s/ Joseph Galli, Jr.                President, Chief Executive
    ----------------------------------   Officer and Director
    Joseph Galli, Jr.

    /s/ J. Patrick Robinson              Vice President - Corporate
    ----------------------------------   Controller and Chief Accounting
    J. Patrick Robinson                  Officer

    /s/ William T. Alldredge             President - Corporate
    ----------------------------------   Development and Chief Financial
    William T. Alldredge                 Officer

    /s/ Thomas E. Clarke                 Director
    ----------------------------------
    Thomas E. Clarke

    /s/ Scott S. Cowen                   Director
    ----------------------------------
    Scott S. Cowen

    /s/ Alton F. Doody                   Director
    ----------------------------------
    Alton F. Doody

    /s/ Robert L. Katz                   Director
    ----------------------------------
    Robert L. Katz

    /s/ William D. Marohn                Director
    ----------------------------------
    William D. Marohn

    /s/ Elizabeth Cuthbert Millett       Director
    ----------------------------------
    Elizabeth Cuthbert Millett

    /s/ Cynthia A. Montgomery            Director
    ----------------------------------
    Cynthia A. Montgomery

    /s/ Allan P. Newell                  Director
    ----------------------------------
    Allan P. Newell

    /s/ Gordon R. Sullivan               Director
    ----------------------------------
    Gordon R. Sullivan

    /s/ Raymond G. Viault                Director
    ----------------------------------
    Raymond G. Viault

                               CERTIFICATION


   I, Joseph Galli, Jr., certify that:

   1.   I have reviewed this annual report on Form 10-K of Newell
        Rubbermaid Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  March 27, 2003


                                                /s/ Joseph Galli, Jr.
                                                ------------------------
                                                Joseph Galli, Jr.
                                                Chief Executive Officer

                                CERTIFICATION


   I, William T. Alldredge, certify that:

   1.   I have reviewed this annual report on Form 10-K of Newell
        Rubbermaid Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  March 27, 2003


                                                /s/ William T. Alldredge
                                                ------------------------
                                                William T. Alldredge
                                                Chief Financial Officer

   (C)  EXHIBIT INDEX

                                               Exhibit
                                               Number     Description of Exhibit
                                               -------    ----------------------
       Item 3.     Articles of                   3.1      Restated Certificate of Incorporation of Newell Rubbermaid
                   Incorporation and By-                  Inc., as amended as of April 5, 2001 (incorporated by
                   Laws                                   reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31,
                                                          2001).

                                                 3.2      By-Laws of Newell Rubbermaid Inc., as amended through
                                                          January 5, 2001 (incorporated by reference to Exhibit 3.2
                                                          to the Company's Registration Statement on Form S-3, File
                                                          No. 333-103773, filed March 12, 2003.

       Item 4.     Instruments defining          4.1      Restated Certificate of Incorporation of Newell Rubbermaid
                   the rights of security                 Inc., as amended as of April 5, 2001, is included in Item
                   holders, including                     3.1.
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

                                                 4.4      Indenture dated as of April 15, 1992, between the Company
                                                          and The Chase Manhattan Bank (now known as JPMorgan Chase
                                                          Bank), as Trustee (incorporated by reference to Exhibit
                                                          4.4 to the Company's Report on Form 8 amending the
                                                          Company's Quarterly Report on Form 10-Q for the quarterly
                                                          period ended March 31, 1992 (File No. 001-09608)).

                                                 4.5      Indenture dated as of November 1, 1995, between the
                                                          Company and The Chase Manhattan Bank (now known as
                                                          JPMorgan Chase Bank), as Trustee (incorporated by
                                                          reference to Exhibit 4.1 to the Company's Current Report
                                                          on Form 8-K dated May 3, 1996).

                                                 4.6      Junior Convertible Subordinated Indenture for the 5.25%
                                                          Convertible Subordinated Debentures, dated as of December
                                                          12, 1997, between the Company and The Chase Manhattan Bank
                                                          (now known as JPMorgan Chase Bank), as Indenture Trustee
                                                          (incorporated by reference to Exhibit 4.3 to the Company's
                                                          Registration Statement on Form S-3, File No. 333-47261,
                                                          filed March 3, 1998 (the "1998 Form S-3").

                                                 4.7      Specimen Common Stock (incorporated by reference to
                                                          Exhibit 4.1 to the Company's Registration Statement on
                                                          Form S-4, File No. 333-71747, filed February 4, 1999).

                                               Exhibit
                                               Number     Description of Exhibit
                                               -------    ----------------------
                                                 4.8      Five-Year Credit Agreement dated as of June 14, 2002 by
                                                          and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as
                                                          administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A.
                                                          and Bank One, NA, as co-syndication agents, and Barclays
                                                          Bank PLC and BNP Paribas, as co-documentation agents
                                                          (incorporated by reference to Exhibit 10.1 to Amendment
                                                          No. 2 to the Company's Registration Statement on Form S-3,
                                                          File No. 333-88050, filed July 10, 2002).

                                                 4.9      364-Day Credit Agreement dated as of June 14, 2002 by and
                                                          among Newell Rubbermaid Inc., JPMorgan Chase Bank, as
                                                          administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America,  N.A.
                                                          and Bank One, NA, as co-syndication agents, and Barclays
                                                          Bank PLC and BNP Paribas, as co-documentation agents
                                                          (incorporated by reference to Exhibit 10.2 to Amendment
                                                          No. 2 to the Company's Registration Statement on Form S-3,
                                                          File No. 333-88050, filed July 10, 2002).

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

       Item 10.    Material Contracts           *10.1     Newell Co. Deferred Compensation Plan, as amended,
                                                          effective August 1, 1980, as amended and restated
                                                          effective January 1, 1997 (incorporated by reference to
                                                          Exhibit 10.3 to the Company's Annual Report on Form 10-K
                                                          for the year ended December 31, 1998)

                                                *10.2     Newell Rubbermaid Inc. 2002 Deferred Compensation Plan,
                                                          effective January 1, 2002 (incorporated by reference to
                                                          Exhibit 10.2 to the Company's Annual Report on Form 10-K
                                                          for the year ended December 31, 2001 (the "2001 Form 10-
                                                          K")).

                                                *10.3     Newell Rubbermaid Inc. Management Cash Bonus Plan,
                                                          effective January 1, 2002.

                                                *10.4     Newell Operating Company's Restated Supplemental
                                                          Retirement Plan for Key Executives, effective January 1,
                                                          1982, as amended effective January 1, 1999 (incorporated
                                                          by reference to Exhibit 10.5 to the Company's Annual
                                                          Report on Form 10-K for the year ended December 31, 2000
                                                          (the "2000 Form 10-K").

                                                *10.5     Form of Employment Security Agreement with nine executive
                                                          officers (incorporated by reference to Exhibit 10.5 to the
                                                          Company's 2001 Form 10-K).


                                               Exhibit
                                               Number     Description of Exhibit
                                               -------    ----------------------
                                                *10.6     Newell Rubbermaid Inc. 1993 Stock Option Plan, effective
                                                          February 9, 1993, as amended May 26, 1999 and August 15,
                                                          2001 (incorporated by reference to Exhibit 10.12 to the
                                                          Company's Quarterly Report on Form 10-Q for the quarterly
                                                          period ended June 30, 1999 and Exhibit 10 to the Company's
                                                          Quarterly Report on Form 10-Q for the quarterly period
                                                          ended September 30, 2001).

                                                10.7      Amended and Restated Trust Agreement, dated as of December
                                                          12, 1997, among the Company, as Depositor, The Chase
                                                          Manhattan Bank (now known as JPMorgan Chase Bank), as
                                                          Property Trustee, Chase Manhattan Delaware, as Delaware
                                                          Trustee, and the Administrative Trustees (incorporated by
                                                          reference to Exhibit 4.2 to the 1998 Form S-3).

                                                10.8      Junior Convertible Subordinated Indenture for the 5.25%
                                                          Convertible Subordinated Debentures, dated as of December
                                                          12, 1997, between the Company and The Chase Manhattan Bank
                                                          (now known as JPMorgan Chase Bank), as Indenture Trustee,
                                                          is included in Item 4.6.

                                                *10.9     Newell Rubbermaid Medical Plan for Executives, as amended
                                                          and restated effective January 1, 2000 (incorporated by
                                                          reference to Exhibit 10.13 to the Company's 2000 Form 10-
                                                          K).

                                                10.10     Five-Year Credit Agreement dated as of June 14, 2002 by
                                                          and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as
                                                          administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A.
                                                          and Bank One, NA, as co-syndication agents, and Barclays
                                                          Bank PLC and BNP Paribas, as co-documentation agents, is
                                                          included in Item 4.8.

                                                10.11     364-Day Credit Agreement dated as of June 14, 2002 by and
                                                          among Newell Rubbermaid Inc., JPMorgan Chase Bank, as
                                                          administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A.
                                                          and Bank One, NA, as co-syndication agents, and Barclays
                                                          Bank PLC and BNP Paribas, as co-documentation agents, is
                                                          included in Item 4.9.

       Item 11.                                  11       Statement of Computation of Earnings per Share of Common
                                                          Stock.

       Item 12.                                  12       Statement of Computation of Earnings to Fixed Charges.

       Item 16.                                  16       Letter of Arthur Andersen LLP regarding change in
                                                          certifying accountant (incorporated by reference to
                                                          Exhibit 16.1 to the Company's Current Report on Form
                                                          8-K/A dated April 3, 2002).

                                               Exhibit
                                               Number     Description of Exhibit
                                               -------    ----------------------
       Item 21.    Subsidiaries of the           21       Significant Subsidiaries of the Company.
                   Registrant

       Item 23.    Consent of experts and       23.1      Consent of Ernst & Young LLP.
                   counsel

       Item 99.    Additional Exhibits          99.1      Safe Harbor Statement.

                                                99.2      Certification of Chief Executive Officer Pursuant to 18
                                                          U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                                                          the Sarbanes-Oxley Act of 2002.

                                                99.3      Certification of Chief Financial Officer Pursuant to 18
                                                          U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *  Management contract or compensatory plan or arrangement of the Company.


































                                                                                                    Schedule II
   Newell Rubbermaid Inc. and subsidiaries
   Valuation and Qualifying Accounts

                                            Balance at                                               Balance at
                                           Beginning of               Charges to Other                 End of
     (IN MILLIONS)                            Period      Provision     Accounts (1)    Write-offs     Period
                                           ------------   ---------   ----------------  ----------   ----------
     ALLOWANCE FOR DOUBTFUL ACCOUNTS:
     -------------------------------

        Year ended December 31, 2002           $57.9         $34.2             $1.9       ($19.0)        $75.0

        Year ended December 31, 2001            36.1          39.0              1.0        (18.2)         57.9

        Year ended December 31, 2000            41.9           4.8              4.9        (15.5)         36.1


     (1)   Represents recovery of accounts previously written off and net reserves of acquired or divested businesses.

                                            Balance at                                               Balance at
                                             Beginning                                                 End of
     (IN MILLIONS)                           of Period    Provision      Write-offs      Other (2)     Period
                                            ----------    ---------      ----------      ---------   ----------

     INVENTORY RESERVES:
     ------------------

        Year ended December 31, 2002          $117.3         $71.7           ($71.9)       $13.2        $130.3

        Year ended December 31, 2001           114.6          64.7            (63.7)         1.7         117.3

        Year ended December 31, 2000           119.4          45.3            (52.3)         2.2         114.6


     (2)   Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.











