Form 10-Q
period 2003-03-31
NEWELL RUBBERMAID INC
filed 2003-04-30
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended March 31, 2003

                        Commission File Number 1-9608

                           NEWELL RUBBERMAID INC.

           (Exact name of registrant as specified in its charter)

                DELAWARE                                36-3514169
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                  Identification No.)

                   Deerfield Corporate Centre One
                    13010 Morris Road, Suite 100
                         Alpharetta, Georgia               30004
                   ------------------------------          -----
              (Address of Principal Executive Offices)   (Zip Code)


   Registrant's telephone number, including area code:  (770) 670-2232

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes /x/                       No / /

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                  Yes /x/                       No / /

   Number of shares of common stock outstanding (net of treasury shares) as of April 25, 2003: 274.2 million







   PART I.   FINANCIAL INFORMATION

   ITEM 1.   FINANCIAL STATEMENTS

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in millions, except per share data)

                                                                                   Quarter Ended March 31,
                                                                                    2003            2002
                                                                                    ----            ----
       Net sales                                                                   $1,736.4       $1,597.0
       Cost of products sold                                                        1,273.0        1,177.9
                                                                                   --------       --------
          GROSS INCOME                                                                463.4          419.1
       Selling, general and administrative expenses                                   322.6          299.2
       Restructuring costs                                                             59.7            9.7
                                                                                   --------       --------
          OPERATING INCOME                                                             81.1          110.2
       Nonoperating expenses:
          Interest expense                                                             32.0           25.1
          Other, net                                                                   25.3            7.9
                                                                                   --------       --------
          Net nonoperating expenses                                                    57.3           33.0
                                                                                   --------       --------
          INCOME BEFORE INCOME TAXES AND
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                    23.8           77.2
       Income taxes                                                                     7.8           26.3
                                                                                   --------       --------
          INCOME BEFORE CUMULATIVE
             EFFECT OF ACCOUNTING CHANGE                                              $16.0          $50.9
       Cumulative effect of accounting change                                             -         (514.9)
                                                                                   --------       --------
          NET INCOME (LOSS)                                                           $16.0        ($464.0)
                                                                                   ========       ========
       Weighted average shares outstanding:
          Basic                                                                       273.6          266.8
          Diluted                                                                     274.0          267.5
       Earnings (loss) per share:
          Basic -
             Before cumulative effect of accounting change                            $0.06          $0.19
             Cumulative effect of accounting change                                       -          (1.93)
                                                                                   --------       --------
             Net income (loss) per common share                                       $0.06         ($1.74)
                                                                                   ========       ========
          Diluted -
             Before cumulative effect of accounting change                            $0.06          $0.19
             Cumulative effect of accounting change                                       -          (1.92)
                                                                                   --------       --------
             Net income (loss) per common share                                       $0.06         ($1.73)
                                                                                   ========       ========
       Dividends per share                                                            $0.21          $0.21

     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (In millions)


                                               March 31,     December 31,
                                                 2003           2002
                                                 ----           ----
                                              (UNAUDITED)

    ASSETS

    CURRENT ASSETS:
       Cash and cash equivalents                  $10.2           $55.1
       Accounts receivable, net                 1,276.4         1,377.7
       Inventories, net                         1,285.4         1,196.2
       Deferred income taxes                      212.8           213.5
       Prepaid expenses and other                 224.3           237.5
                                               --------        --------
          TOTAL CURRENT ASSETS                  3,009.1         3,080.0
    OTHER ASSETS                                  302.8           286.7
    PROPERTY, PLANT AND EQUIPMENT, NET          1,853.2         1,812.8
    DEFERRED INCOME TAXES                           9.8               -
    GOODWILL                                    2,217.7         1,847.3
    OTHER INTANGIBLE ASSETS, NET                  366.1           362.1
                                               --------        --------
          TOTAL ASSETS                         $7,758.7        $7,388.9
                                               ========        ========


















   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONT.)
                (Dollars in millions, except per share data)

                                                 March 31,   December 31,
                                                   2003          2002
                                                   ----          ----
                                                (UNAUDITED)

    LIABILITIES AND STOCKHOLDERS' EQUITY

    CURRENT LIABILITIES:
       Notes payable                                $24.5         $25.2
       Accounts payable                             736.5         686.6
       Accrued compensation                          94.9         153.5
       Other accrued liabilities                  1,037.7       1,165.4
       Income taxes                                 156.5         159.7
       Current portion of long-term debt            227.9         424.0
                                                 --------      --------
       TOTAL CURRENT LIABILITIES                  2,278.0       2,614.4

    LONG-TERM DEBT                                2,377.6       1,856.6
    OTHER NONCURRENT LIABILITIES                    379.8         348.4
    DEFERRED INCOME TAXES                               -           4.7
    MINORITY INTEREST                                 1.5           1.3
    COMPANY-OBLIGATED MANDATORILY
       REDEEMABLE CONVERTIBLE PREFERRED
       SECURITIES OF A SUBSIDIARY TRUST             500.0         500.0

    STOCKHOLDERS' EQUITY:
       Common stock, authorized shares,
       800.0 million at $1.00 par value;            289.9         283.1
       Outstanding shares:
          2003 - 289.9 million
          2002 - 283.1 million
       Treasury stock, at cost;                    (410.2)       (409.9)
       Shares held:
          2003 - 15.7 million
          2002 - 15.7 million
       Additional paid-in capital                   432.9         237.3
       Retained earnings                          2,101.6       2,143.2
       Accumulated other comprehensive loss        (192.4)       (190.2)
                                                 --------      --------
    TOTAL STOCKHOLDERS' EQUITY                    2,221.8       2,063.5
                                                 --------      --------
    TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                    $7,758.7      $7,388.9
                                                 ========      ========

   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

                   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited, in millions)

                                                                                  Quarter Ended March 31,
                                                                                    2003           2002
                                                                                    ----           ----
       OPERATING ACTIVITIES:
       Net income (loss)                                                            $16.0       ($464.0)
       Adjustments to reconcile net income (loss)
          to net cash provided by operating activities:
          Depreciation and amortization                                              65.1          68.0
          Noncash restructuring charges                                              44.6           3.8
          Deferred income taxes                                                     (10.6)         35.6
          Cumulative effect of accounting change                                        -         514.9
          Loss on sale of business                                                   21.2             -
          Other                                                                      17.0           5.8
       Changes in accounts excluding the
          effects of acquisitions:
          Accounts receivable                                                       128.6          95.7
          Inventories                                                               (88.1)        (50.0)
          Other current assets                                                        9.4         (12.6)
          Accounts payable                                                           48.0          28.7
          Accrued liabilities and other                                            (210.7)       (103.4)
                                                                                 --------      --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     40.5         122.5
                                                                                 --------      --------
       INVESTING ACTIVITIES:
       Acquisitions, net of cash acquired                                          (452.3)         11.3
       Expenditures for property, plant and equipment                               (93.2)        (36.0)
       Disposals of noncurrent assets and other                                       7.5           3.4
                                                                                 --------      --------
       NET CASH USED IN INVESTING ACTIVITIES                                       (538.0)        (21.3)
                                                                                 --------      --------
       FINANCING ACTIVITIES:
       Proceeds from issuance of debt                                               619.3         515.1
       Proceeds from issuance of stock                                              200.1             -
       Payments on notes payable and long-term debt                                (312.0)       (561.1)
       Cash dividends                                                               (57.7)        (56.0)
       Proceeds from exercised stock options and other                                2.0           3.8
                                                                                 --------      --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          451.7         (98.2)
       Exchange rate effect on cash                                                   0.9           0.4
                                                                                 --------      --------
       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (44.9)          3.4
       Cash and cash equivalents at beginning of year                                55.1           6.8
                                                                                 --------      --------
       CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $10.2         $10.2
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

   SEASONAL VARIATIONS: The Company's product groups are only moderately affected by seasonal trends. The Rubbermaid and Calphalon Home business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Irwin business segment typically has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Sharpie business segment typically has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company's consolidated quarterly sales generally do not fluctuate significantly.

   RECENT ACCOUNTING PRONOUNCEMENTS: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (FAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. Additionally, FAS 146 requires recognition of one-time severance benefits that require employees to render future service beyond a minimum retention period over the future service period. The Company adopted the provisions of FAS 146, effective January 1, 2003. With respect to severance benefits, the Company believes the majority of its severance agreements require only a minimum or no retention period or are made pursuant to pre-existing plans as defined by Statement of Financial Accounting Standard No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits."

   NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Pursuant to the adoption of FAS 142, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets and recorded a pre-tax goodwill impairment charge of $538.0 million, $514.9 million net of tax, in the first quarter of 2002. In determining the goodwill impairment, the Company measured the impairment loss as the excess of the carrying amount of goodwill (which included the carrying amount of trademarks) over the implied fair value of goodwill (which excluded the fair value of identifiable trademarks). The Company conducts annual impairment tests and will also test for impairment if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. There are no impairment charges anticipated for 2003.

   A summary of changes in the Company's goodwill during the three months ended March 31, 2003 is as follows (IN MILLIONS):

        Balance at December 31, 2002         $1,847.3
        Acquisitions                            368.5
        Other (primarily foreign exchange)        1.9
                                             --------
        Balance at March 31, 2003            $2,217.7
                                             ========


   NOTE 3 - ACQUISITIONS AND DIVESTITURES

   ACQUISITIONS

   Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. (Lenox), a leading manufacturer of power tool accessories and hand tools marketed under the Lenox brand. The purchase price was approximately $450 million. This purchase marks the continued expansion and enhancement of the Company's product lines and customer base in the $12 billion global power tool accessories and hand tools market and strengthens the company's platform in the professional and fast growing "do-it-yourself" channels. Lenox had 2002 net sales of $185.4 million and is included in the Irwin operating segment. The Company is in the process of obtaining third party valuations of certain financial positions; thus, the allocation of the purchase price is preliminary.

   On April 30, 2002, the Company completed the purchase of American Tool Companies, Inc. (American Tool), a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in American Tool, which had been accounted for under the equity method prior to acquisition. The purchase price was $467.0 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in American Tool debt and $27 million of transaction costs.

   The 2003 and 2002 transactions were accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The acquisition costs for the 2003 and 2002 acquisitions were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's final integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements.

   The Company continues to formulate integration plans for Lenox and other acquisitions. In 2003, integration plans for acquired businesses resulted in integration plan liabilities of $3.8 million for facility and other exit costs, $3.2 million for employee severance and termination benefits and $0.5 million for other pre-acquisition contingencies. The purchase prices for the 2003 and 2002 acquisitions have been allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed.

   The unaudited consolidated results of operations on a pro forma basis, as though the 2003 and 2002 acquisitions of Lenox and American Tool, respectively, had been completed on January 1, 2002, are as follows for the quarter ended March 31, (IN MILLIONS, EXCEPT PER SHARE
   AMOUNTS):

                                                  2003        2002
                                                  ----        ----
   Net sales                                    $1,736.4    $1,746.8
   Income before accounting change                 $16.0       $55.5
   Basic earnings per share before accounting
     change                                         $0.06       $0.21
   Net income (loss)                               $16.0     ($459.4)
   Basic earnings (loss) per share                  $0.06      ($1.72)

   DIVESTITURES

   On March 27, 2003, the Company completed the sale of its Cosmolab business, a division of the Sharpie segment, for approximately $13.0 million. The Cosmolab business had annual net sales of approximately $50 million. The Company used the proceeds from the sale to reduce its commercial paper borrowings. The Company recorded a pre-tax loss on the sale of $21.2 million in the first quarter of 2003 as a component of Other, net in the Consolidated Statement of Operations.

   NOTE 4 - RESTRUCTURING COSTS

   The Company continues to record restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this restructuring plan, management intends to streamline the Company's supply chain to enable it to be the best cost global provider throughout the Company's product portfolio. The plan includes reducing worldwide headcount and consolidating duplicate manufacturing facilities over a three-year period beginning in 2001. In the first three months of 2003, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 2,500 employees, as described in the table below. Under the 2001 restructuring plan, 62 facilities have been exited and headcount has been reduced by 7,300 employees.

   Pre-tax restructuring costs consisted of the following for the quarter ended March 31, (IN MILLIONS):

                                                      2003       2002
                                                      ----       ----
   Facility and other exit costs                     $31.8        $3.0
   Employee severance and termination benefits        26.7         6.3
   Exited contractual commitments                      1.2         0.4
                                                     -----        ----
      Total Restructuring Costs                      $59.7        $9.7
                                                     =====        ====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $20.6 million and $11.7 million in the first three months of 2003 and 2002, respectively. A summary of the Company's restructuring plan reserves is as follows (IN MILLIONS):


                                                       12/31/01                          Costs         3/31/02
                                                       Balance         Provision       Incurred        Balance
                                                       --------        ---------       --------        -------
      Facility and other exit costs                      $20.1            $3.0           ($5.1)          $18.0
      Employee severance and termination benefits          6.2             6.3            (7.7)            4.8
      Exited contractual commitments                       1.9             0.4            (0.6)            1.7
                                                         -----            ----            ----           -----
         Total Restructuring Costs                       $28.2            $9.7          ($13.4)          $24.5
                                                         =====            ====           =====           =====









                                                       12/31/02                          Costs         3/31/03
                                                       Balance         Provision       Incurred        Balance
                                                       --------        ---------       --------        -------
      Facility and other exit costs                      $36.1            $31.8         ($37.0)           $30.9
      Employee severance and termination benefits         41.1             26.7          (15.5)            52.3
      Exited contractual commitments                       2.1              1.2           (0.1)             3.2
                                                         -----            -----          -----            -----
         Total Restructuring Costs                       $79.3            $59.7         ($52.6)           $86.4
                                                         =====            =====          =====            =====

   The facility and other exit cost reserves of $30.9 million at March 31, 2003 are primarily related to future minimum lease payments on vacated facilities and closure costs related to 55 facilities and administrative offices.

   In the first quarter of 2003, the Company announced its intention to close one of its manufacturing facilities in the Calphalon Home operating segment by the end of 2003. As a result of this decision, the Company evaluated its long-lived assets, primarily property, plant and equipment, for impairment and recorded a non-cash restructuring charge of $29.0 million. The amount of the impairment was determined using a discounted cash flow analysis.

   Severance reserves of $52.3 million at March 31, 2003 are primarily related to the employees of the exited facilities.

   NOTE 5 - INVENTORIES

   Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (IN MILLIONS):

                                         March 31,  December 31,
                                           2003         2002
                                           ----         ----
       Materials and supplies              $312.5       $308.8
       Work in process                      203.2        174.9
       Finished products                    769.7        712.5
                                         --------     --------
                                         $1,285.4     $1,196.2
                                         ========     ========











   NOTE 6 - LONG-TERM DEBT AND EQUITY

   The following is a summary of long-term debt (IN MILLIONS):

                                           March 31,  December 31,
                                             2003         2002
                                             ----         ----
       Medium-term notes                   $1,396.4      $1,680.9
       Commercial paper                       749.9         140.0
       Preferred debt securities              450.0         450.0
       Other long-term debt                     9.2           9.7
                                           --------      --------
          Total debt                        2,605.5       2,280.6
                                           --------      --------
       Current portion of long-term debt     (227.9)       (424.0)
                                           --------      --------
          Long-term Debt                   $2,377.6      $1,856.6
                                           ========      ========


   On February 24, 2003, the Company terminated certain interest rate swap agreements prior to their scheduled maturities and received cash of $21.0 million. Of this amount, $17.3 million represents the fair value of the swaps that were terminated and the remainder represents interest receivable on the swaps. The cash received relating to the fair value of the swaps was included as an operating activity in the Consolidated Statement of Cash Flows. As of March 31, 2003, the unamortized gain of $16.9 million on the terminated interest rate swaps is accounted for as long-term debt (of which $4.4 million is classified as current). The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

   On January 10, 2003, the Company completed the sale of 6.67 million shares of its common stock at a public offering price of $30.10 per share pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Total proceeds from the sale were approximately $200.8 million, resulting in net proceeds to the Company, before expenses, of $200.1 million. The proceeds were used to reduce the Company's commercial paper borrowings.

   NOTE 7 - FAIR VALUE OF STOCK OPTIONS

   The Company's stock option plans are accounted for under Accounting Principles Board Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the quarter ended March 31, (IN MILLIONS, EXCEPT PER SHARE DATA):

                                         2003      2002
                                         ----      ----
   Net income (loss):
   As reported                          $16.0     ($464.0)
   Fair value option expense             (3.7)       (4.1)
                                        -----      ------
   Pro forma                            $12.3     ($468.1)

   Basic earnings (loss) per share:
   As reported                          $0.06      ($1.74)
   Pro forma                             0.04       (1.75)

   Diluted earnings (loss) per share:
   As reported                          $0.06      ($1.73)
   Pro forma                             0.04       (1.75)


   Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   NOTE 8 - EARNINGS PER SHARE

   The calculation of basic and diluted earnings per share for the quarter ended March 31, 2003 and 2002, respectively, is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):


                                                                        "In the            Convertible
                                                          Basic          Money"             Preferred            Diluted
                                                         Method        Options(1)         Securities(2)          Method
                                                         ------        ----------         -------------          -------
      2003
      ----
      Net income                                          $16.0               -                 -                  $16.0
      Weighted average shares outstanding                 273.6               0.4               -                  274.0
      Income per share                                     $0.06                                                    $0.06

      2002
      ----
      Income before cumulative effect of
         accounting change                                $50.9               -                 -                  $50.9
      Weighted average shares outstanding                 266.8               0.7               -                  267.5
      Earnings per share                                   $0.19                                                    $0.19

      Net loss                                          ($464.0)              -                 -                ($464.0)
      Weighted average shares outstanding                 266.8               0.7               -                  267.5
      Loss per share                                      ($1.74)                                                  ($1.73)



     (1)      The weighted average shares outstanding for 2003 and 2002 exclude the dilutive effect of approximately 5.6 million and 2.3 million stock options, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective periods.
     (2)      The convertible preferred securities are anti-dilutive in 2003 and 2002, and therefore have been excluded from diluted earnings per share.  Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $4.2 million and $4.4 million in 2003 and 2002, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in both periods.

   NOTE 9 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

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


                                                Foreign            After-tax          After-tax           Accumulated
                                               Currency           Derivatives          Minimum               Other
                                              Translation           Hedging            Pension           Comprehensive
                                                 Loss                Gain             Liability              Loss
                                                 ----                ----             ---------              ----
      Balance at December 31, 2002             ($115.1)               $0.4             ($75.5)             ($190.2)
      Current year change                         (8.6)                6.4                  -                 (2.2)
                                               -------                ----             ------               ------
      Balance at March 31, 2003                ($123.7)               $6.8             ($75.5)             ($192.4)
                                                ======                ====              =====               ======

   Total comprehensive income (loss) amounted to the following (IN
   MILLIONS):

                                              March 31,        March 31,
                                                2003             2002
                                                ----             ----
   Net income (loss)                            $16.0          ($464.0)
   Foreign currency translation loss             (8.6)           (33.5)
   After-tax derivatives hedging gain             6.4              1.7
                                                -----           ------
                                                $13.8          ($495.8)
                                                =====           ======


   NOTE 10 - INDUSTRY SEGMENT INFORMATION

   The Company manages its business in four operating segments that have been named for leading worldwide brands in the Company's product portfolio. In the first quarter of 2003, the Company realigned its Eldon and Panex divisions out of its Sharpie and Calphalon Home operating segments, respectively, and into its Rubbermaid operating segment (prior years' segment data has been reclassified to conform to the current segment structure). This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's strategic account management strategy. The Company's segment results are as follows (IN MILLIONS):

                                                                                      2003                    2002
                                                                                      ----                    ----
      Net Sales (1) - Quarter Ended March 31,
      --------------------------------------
      Rubbermaid                                                                      $718.0                  $710.1
      Sharpie                                                                          294.4                   301.9
      Irwin                                                                            482.1                   331.1
      Calphalon Home                                                                   241.9                   253.9
                                                                                    --------                --------
                                                                                    $1,736.4                $1,597.0
                                                                                    ========                ========
      Operating Income (2) - Quarter Ended March 31,
      ---------------------------------------------
      Rubbermaid                                                                       $67.4                   $61.0
      Sharpie                                                                           29.8                    25.8
      Irwin                                                                             39.6                    20.0
      Calphalon Home                                                                    11.2                    20.6
      Corporate (3)                                                                     (7.2)                   (7.5)
                                                                                      ------                 -------
                                                                                       140.8                   119.9
      Restructuring Costs                                                              (59.7)                   (9.7)
                                                                                      ------                 -------
                                                                                       $81.1                  $110.2
                                                                                      ======                 =======
      Identifiable Assets - At March 31 and December 31,
      -------------------------------------------------
      Rubbermaid                                                                    $1,884.3                $1,847.2
      Sharpie                                                                          912.3                   991.5
      Irwin                                                                          1,334.6                 1,226.4
      Calphalon Home                                                                   662.2                   709.8
      Corporate (4)                                                                  2,965.3                 2,614.0
                                                                                    --------                --------
                                                                                    $7,758.7                $7,388.9
                                                                                    ========                ========













      GEOGRAPHIC AREA INFORMATION                                                     2003                    2002
                                                                                      ----                    ----
      Net Sales - Quarter Ended March 31,
      ----------------------------------
      United States                                                                 $1,235.2                $1,174.2
      Canada                                                                            74.4                    63.7
                                                                                    --------                --------
        North America                                                                1,309.6                 1,237.9
      Europe                                                                           346.9                   292.2
      Central and South America                                                         49.4                    47.9
      All other                                                                         30.5                    19.0
                                                                                    --------                --------
                                                                                    $1,736.4                $1,597.0
                                                                                    ========                ========
      Operating Income - Quarter Ended March 31,
      -----------------------------------------
      United States                                                                    $72.0                   $92.5
      Canada                                                                            10.0                     4.3
                                                                                    --------                --------
        North America                                                                   82.0                    96.8
      Europe                                                                            (6.2)                    6.9
      Central and South America                                                          2.1                     2.8
      All other                                                                          3.2                     3.7
                                                                                    --------                --------
                                                                                       $81.1                  $110.2
                                                                                    ========                ========
      Identifiable Assets (5) - At March 31 and December 31,
      -----------------------------------------------------
      United States                                                                 $5,557.0                $5,151.0
      Canada                                                                           110.4                   115.7
                                                                                    --------                --------
        North America                                                                5,667.4                 5,266.7
      Europe                                                                         1,772.6                 1,802.0
      Central and South America                                                        219.8                   224.4
      All other                                                                         98.9                    95.8
                                                                                    --------                --------
                                                                                    $7,758.7                $7,388.9
                                                                                    ========                ========

     (1)      All intercompany transactions have been eliminated.  Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% and 16% of consolidated net sales in the first quarter of 2003 and 2002, respectively.
              Sales to no other customer exceeded 10% of consolidated net sales for either period.
     (2)      Operating income is net sales less cost of products sold and selling, general and administrative expenses.
              Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names amortization is considered a corporate expense and not allocated to business segments.
     (3)      Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
     (4)      Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.
     (5)      Transfers of finished goods between geographic areas are not significant.

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

   As of March 31, 2003, the Company has identified and quantified exposures under these representations and indemnifications of approximately $44.0 million, which expire in 2006. As of March 31, 2003, no amounts have been recorded on the balance sheet related to these indemnifications, as the risk of loss is considered remote.

   NOTE 12 - SUBSEQUENT EVENTS

   A $1.0 billion universal shelf registration statement became effective in April 2003 under which debt and equity securities may be issued.
   No debt or equity securities have been issued under this shelf registration statement.

   PART I.   FINANCIAL INFORMATION

   ITEM 2.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Results of Operations
   ---------------------

   The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales for the three months ended March 31:

                                                      2003         2002
                                                      ----         ----
   Net sales                                         100.0%       100.0%
   Cost of products sold                              73.3         73.8
                                                     -----        -----
   GROSS INCOME                                       26.7         26.2
   Selling, general and
     administrative expenses                          18.6         18.7
   Restructuring costs                                 3.4          0.6
                                                     -----        -----
   OPERATING INCOME                                    4.7          6.9
   Nonoperating expenses:
      Interest expense                                 1.8          1.6
      Other, net                                       1.5          0.5
                                                     -----        -----
   Net nonoperating expenses                           3.3          2.1
   INCOME BEFORE INCOME TAXES
         AND CUMULATIVE EFFECT OF
         ACCOUNTING CHANGE                             1.4          4.8
   Income taxes                                        0.5          1.6
                                                     -----        -----
   NET INCOME BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                      0.9          3.2
   Cumulative effect of accounting change                -        (32.3)
                                                     -----        -----
   NET INCOME / (LOSS)                                 0.9%       (29.1)%
                                                     =====        =====


                    Three Months Ended March 31, 2003 vs.
                      Three Months Ended March 31, 2002
                    -------------------------------------

   Net sales for the three months ended March 31, 2003 (first quarter) were $1,736.4 million, representing an increase of $139.4 million, or 8.7%, from $1,597.0 million in the comparable quarter of 2002. The increase resulted from sales contributions from American Tool Companies, Inc. (American Tool) (acquired April 2002) of $105.4 million and American Saw & Mfg. Co. (Lenox) (acquired January 2003) of $47.6 million.

   Gross income as a percentage of net sales in the first quarter of 2003 was 26.7%, or $463.4 million, versus 26.2%, or $419.1 million, in the comparable quarter of 2002. The improvement in gross income is primarily related to the Company's productivity initiative, higher margins from the Company's new products and the acquisition of Lenox which generates higher gross income than the Company's average, partially offset by increased prices for certain raw materials and unfavorable product mix at certain businesses.

   Selling, general and administrative expenses (SG&A) in the first quarter of 2003 were 18.6% of net sales, or $322.6 million, versus 18.7%, or $299.2 million, in the comparable quarter of 2002. The increase in SG&A is primarily the result of the American Tool and Lenox acquisitions and planned investments in marketing initiatives, including the Company's Strategic Account Management Program and Phoenix Program, supporting the Company's brand portfolio and strategic account strategy.

   The Company recorded pre-tax strategic restructuring charges of $59.7 million ($40.3 million after taxes) and $9.7 million ($6.4 million after tax) in the first quarter of 2003 and 2002, respectively. The 2003 first quarter pre-tax charge included $31.8 million of facility and other exit costs, $26.7 million of employee severance and termination benefits, and $1.2 million in other restructuring costs. The 2002 first quarter pre-tax charge included $3.4 million of facility and other exit costs and $6.3 million of employee severance and termination benefits. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income in the first quarter of 2003 was 4.7% of net sales, or $81.1 million, versus operating income of 6.9% or $110.2 million, in the comparable quarter of 2002. Operating income includes restructuring charges of $59.7 million ($40.3 million after taxes) and $9.7 million ($6.4 million after taxes) in the first quarter of 2003 and 2002, respectively. The decrease in operating margins is primarily the result of restructuring charges to streamline the Company's supply chain.

   Net nonoperating expenses in the first quarter of 2003 were 3.3% of net sales, or $57.3 million, versus of 2.1%, or $33.0 million, in the comparable quarter of 2002. The increase in expenses is primarily related to the $21.2 million non-cash pre-tax loss recognized on the sale of the Cosmolab business in March 2003. See Note 3 to the Consolidated Financial Statements (Unaudited) for additional details.

   The effective tax rate was 32.5% in the first quarter of 2003 versus 34.0% in the first quarter of 2002. This lower rate reflects the benefit of the full year impact of 2002 tax rate initiatives.

   Net income before cumulative effect of accounting change for the first quarter of 2003 was $16.0 million, compared to $50.9 million in the first quarter of 2002. Diluted earnings per share before cumulative effect of accounting change were $0.06 in the first quarter of 2003 compared to $0.19 in the first quarter of 2002. The decrease in net income and earnings per share before cumulative effect of accounting change was primarily due to increased restructuring charges to streamline the Company's supply chain and the loss recognized on the sale of the Cosmolab business.

   Net income for the first quarter of 2003 was $16.0 million, compared to net loss of $464.0 million in the first quarter of 2002. Diluted earnings per share based on net income (loss) were $0.06 in the first quarter of 2003 compared to ($1.73) in the first quarter of 2002. The difference in net income and diluted earnings per share is primarily the result of the $538.0 million, $514.9 million net of tax, cumulative effect of an accounting change adjustment related to the Company's adoption of FAS 142 as discussed in Note 2 to the Consolidated Financial Statements (Unaudited).

   BUSINESS SEGMENT OPERATING RESULTS:

   Net Sales in the four segments in which the Company operates were as follows for the quarter ended March 31, (IN MILLIONS):

                                           2003       2002     % Change
                                           ----       ----     --------
   Rubbermaid                              $718.0     $710.1       1.1%
   Sharpie                                  294.4      301.9      (2.5)%
   Irwin                                    482.1      331.1      45.6%
   Calphalon Home                           241.9      253.9      (4.7)%
                                         --------   --------      ----
         Total Net Sales (1)             $1,736.4   $1,597.0       8.7%
                                         ========   ========      ====

   Operating Income by segment were as follows for the quarter ended March 31, (IN MILLIONS):

                                           2003       2002     % Change
                                           ----       ----     --------
   Rubbermaid                              $67.4       $61.0     10.4%
   Sharpie                                  29.8        25.8     15.5%
   Irwin                                    39.6        20.0     98.0%
   Calphalon Home                           11.2        20.6    (45.6)%
                                           -----      ------    -----
                                           148.0       127.4     16.2%
   Corporate Costs (2)                      (7.2)       (7.5)
   Restructuring Costs                     (59.7)       (9.7)
                                           -----      ------
         Total Operating Income (3)        $81.1      $110.2
                                           =====      ======

   (1) All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% and 16% of consolidated net sales in the first quarter of 2003 and 2002, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.
   (2) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
   (3) Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names amortization is considered a corporate expense and not allocated to business segments.

   RUBBERMAID

   Net sales for the first quarter of 2003 were $718.0 million, an increase of $7.9 million, or 1.1%, from $710.1 million in the first quarter of 2002. The 1.1% sales growth was primarily due to 4.0% sales growth at the Rubbermaid Home Products division, partially offset by a 2.7% sales decline at Graco. The decline at Graco was primarily due to an increase in competitive pressures. The primary reasons for the overall sales increase were sales gains at strategic accounts and new product introductions, such as the Rubbermaid TakeAlongs{R} and Stain Shield{TM}, partially offset by product price reductions.

   Operating income for the first quarter of 2003 was $67.4 million, an increase of $6.4 million, or 10.4%, from $61.0 million in the first quarter of 2002. The increase is primarily related to productivity improvements and streamlining initiatives.

   SHARPIE

   Net sales for the first quarter of 2003 were $294.4 million, a decrease of $7.5 million, or 2.5%, from $301.9 million in the first quarter of 2002. The 2.5% sales decline was caused by a 5.5% sales decline at Sanford North America.

   Operating income for the first quarter of 2003 was $29.8 million, an increase of $4.0 million, or 15.5%, from $25.8 million in the first quarter of 2002. The increase is primarily related to mix management and increased margin from new products, partially offset by continued investments in divisional growth initiatives.

   IRWIN

   Net sales for the first quarter of 2003 were $482.1 million, an increase of $151.0 million, or 45.6%, from $331.1 million in the first quarter of 2002. The increase in net sales for the first quarter of

   2003 was primarily due to $105.4 million and $47.6 million in sales from the American Tool and Lenox acquisitions, respectively.

   Operating income for the first quarter of 2003 was $39.6 million, an increase of $19.6 million, or 98.0%, from $20.0 million in the first quarter of 2002. The increase in operating income was primarily due to $11.7 million of operating income from the Lenox acquisition, $4.9 million of operating income from the American Tool acquisition and cost savings from productivity initiatives.

   CALPHALON HOME

   Net sales for the first quarter of 2003 were $241.9 million, a decrease of $12.0 million, or 4.7%, from $253.9 million in the first quarter of 2002. The decrease in sales was primarily attributable to the Burnes picture frame business, which lost sales primarily due to a planned exit from certain high risk customers, partially offset by an 8.3% sales increase at the Calphalon division.

   Operating income for the first quarter of 2003 was $11.2 million, a decrease of $9.4 million, or 45.6%, from $20.6 million in the first quarter of 2002. The decrease in operating income was due primarily to lower sales at Burnes and unfavorable product mix.

   Liquidity and Capital Resources
   -------------------------------

   Sources:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided from operating activities in the first three months ended March 31, 2003 was $40.5 million compared to $122.5 million for the comparable period of 2002. The decrease in cash provided from operating activities was due primarily to increased cash restructuring
   charges and inventory levels.   The increased inventory levels were
   the result of increased safety stock related to restructuring programs and new product launches and lower than expected sales at the Company's Burnes picture frame division.

   In the first three months of 2003, the Company received proceeds from the issuance of debt of $619.3 million compared to $515.1 million in the year ago period.

   On January 10, 2003, the Company completed the sale of 6.67 million shares of its common stock at a public offering price of $30.10 per share pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Total proceeds from the sale were approximately $200.8 million, resulting in net proceeds to the Company, before expenses, of $200.1 million. The proceeds were used to reduce the Company's commercial paper borrowings.

   The Company has a $1.0 billion universal shelf registration statement that became effective in April 2003 under which debt and equity securities may be issued. No debt or equity securities have been issued under this shelf registration statement.

   Uses:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used for acquisitions was $452.3 million for the first three months of 2003 and is related primarily to the acquisition of Lenox, which was funded through the issuance of commercial paper. In the first three months of 2002, the Company received net proceeds of approximately $11.3 million related to post-acquisition settlements on prior transactions.

   On March 27, 2003, the Company completed the sale of its Cosmolab business, a division of the Sharpie segment. The Company received cash proceeds of $7.5 million related to the Cosmolab transaction. The Company used the proceeds from the sale to reduce its commercial paper borrowings.

   In the first three months of 2003, the Company made payments on long-term debt, net of proceeds, of $312.0 million compared to $561.1 million in the year ago period.

   On January 10, 2003, the Company received proceeds from the issuance of stock of $200.1 million. The proceeds received were used to reduce the Company's commercial paper borrowings. Refer to Note 6 in the Consolidated Financial Statements (Unaudited) for further information.

   Cash used for restructuring activities was $20.6 million and $11.7 million in the first three months of 2003 and 2002, respectively. Such cash payments represent primarily employee termination benefits.

   Capital expenditures were $93.2 million and $36.0 million in the first three months of 2003 and 2002, respectively. The increase in capital expenditures is primarily due to the Company's increased investment in new product development and productivity initiatives.

   Aggregate dividends paid were $57.7 million and $56.0 million during the first three months of 2003 and 2002, respectively.

   Retained earnings decreased in the first three months of 2003 by $41.6 million. The reduction in retained earnings is due to cash dividends paid on common stock, partially offset by current year earnings.

   Working capital at March 31, 2003 was $731.1 million compared to $465.6 million at December 31, 2002. The current ratio at March 31, 2003 was 1.32:1 compared to 1.18:1 at December 31, 2002. The increase in working capital and the current ratio is due to the American Tool and Lenox acquisitions, and a reduction in the current portion of long-term debt.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .49:1 at March 31, 2003 and .47:1 at December 31, 2002.

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

   The Company's primary market risk is foreign exchange and interest rate exposure.

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

   In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany transactions are marked to market with the corresponding gains or losses included in the consolidated statements of operations.

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at March 31, 2003 as they represent hypothetical not realized losses. The following table indicates the calculated amounts for each of the quarters ended March 31, (IN MILLIONS):

                        2003   March 31,   2002    March 31, Confidence
       Market Risk     Average    2003    Average    2002       Level
       -----------     -------  --------  -------  --------   ---------
   Interest rates      $21.8      $21.8   $18.2     $15.3         95%
   Foreign exchange     $1.7       $1.7    $0.3      $0.2         95%

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


   FORWARD LOOKING STATEMENTS

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 of this Report.

   PART I.   FINANCIAL INFORMATION

   ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

   PART I.   FINANCIAL INFORMATION

   ITEM 4.   CONTROLS AND PROCEDURES

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

   PART II.  OTHER INFORMATION

   ITEM 1.   LEGAL PROCEEDINGS

   Information required under this Item is contained above in the Part I. Financial Information, Item 1 and is incorporated herein by reference.

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

                            Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

         (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003:

                       Report on Form 8-K, dated January 8, 2003, reporting the entering into of an Underwriting Agreement with respect to the offering and sale of 6,670,000 shares of the Company's common stock.

                       Report on Form 8-K, dated January 10, 2003, that included the filing of a legal opinion with respect to the Company's Registration Statement on Form S-3 (No. 333-88050).

                       Report on Form 8-K, dated January 22, 2003, that included a press release announcing the appointment of Dr. Thomas E. Clarke to the Company's Board of Directors.

                       Report on Form 8-K, dated March 25, 2003, that included the Company's Summary Annual Report for the year ended December 31, 2002.

                                 SIGNATURES
                                 ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 NEWELL RUBBERMAID INC.
                                 Registrant

   Date:  April 30, 2003         /s/ William T. Alldredge
                                 -------------------------------------
                                 William T. Alldredge
                                 President - Corporate Development and
                                   Chief Financial Officer


   Date:  April 30, 2003         /s/ J. Patrick Robinson
                                 -------------------------------------
                                 J. Patrick Robinson
                                 Vice President - Corporate Controller
                                   and Chief Accounting Officer

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



   Date:  April 30, 2003


                                                /s/ Joseph Galli, Jr.
                                                -------------------------
                                                Joseph Galli, Jr.
                                                Chief Executive Officer

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


   Date:  April 30, 2003


                                           /s/ William T. Alldredge
                                           ------------------------------
                                           William T. Alldredge
                                           Chief Financial Officer