Form 10-Q
period 2003-06-30
NEWELL RUBBERMAID INC
filed 2003-08-05
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
                for the Quarterly Period Ended June 30, 2003

                        Commission File Number 1-9608

                           NEWELL RUBBERMAID INC.

           (Exact name of registrant as specified in its charter)

             DELAWARE                              36-3514169
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

                       Deerfield Corporate Centre One
                        13010 Morris Road, Suite 100
                          Alpharetta, Georgia 30004
                  (Address of principal executive offices)
                                 (Zip Code)
                               (770) 670-2232
            (Registrant's telephone number, including area code)

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

                  Yes /x/             No /  /

   Number of shares of common stock outstanding (net of treasury shares) as of July 31, 2003: 274.4 million






   PART 1.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS


   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
   (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)


                                                                     Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
                                                                      2003         2002          2003         2002
                                                                      ----         ----          ----         ----
      Net sales                                                     $1,976.1     $1,895.0      $3,712.5     $3,492.0
      Cost of products sold                                          1,426.1      1,374.4       2,699.1      2,552.3
                                                                   ---------    ---------      ---------   ---------
                    GROSS MARGIN                                       550.0        520.6       1,013.4        939.7

      Selling, general and administrative expenses                     351.6        330.0         674.2        629.2
      Restructuring costs                                               57.9          8.9         117.6         18.6
                                                                   ---------    ---------      ---------   ---------
                OPERATING INCOME                                       140.5        181.7         221.6        291.9
      Nonoperating expenses:
                Interest expense                                        28.6         29.3          60.6         54.4
                Other, net                                               2.7         18.1          28.0         26.0
                                                                   ---------    ---------      ---------   ---------
                Net nonoperating expenses                               31.3         47.4          88.6         80.4
                                                                   ---------    ---------      ---------   ---------
                INCOME BEFORE INCOME TAXES AND
                           CUMULATIVE EFFECT OF
                           ACCOUNTING CHANGE                           109.2        134.3         133.0        211.5
      Income taxes                                                      35.4         45.7          43.2         72.0
                                                                   ---------    ---------      ---------   ---------

                INCOME BEFORE CUMULATIVE
                           EFFECT OF ACCOUNTING CHANGE                  73.8         88.6          89.8        139.5
      Cumulative effect of accounting change                              -           -             -         (514.9)
                                                                   ---------    ---------      ---------   ---------
                NET INCOME (LOSS)                                      $73.8        $88.6         $89.8      ($375.4)
                                                                   =========    =========     =========    =========

      Weighted average shares outstanding:
                Basic                                                  274.2        267.0         273.8        266.9
                Diluted                                                274.7        268.0         274.2        267.8






                                                                2




      Earnings (loss) per share:
               Basic -
                  Before cumulative effect of accounting change        $0.27        $0.33         $0.33        $0.52
                  Cumulative effect of accounting change                 -            -             -          (1.93)
                                                                   ---------    ---------     ---------    ---------
                  Net income (loss) per common share:                  $0.27        $0.33         $0.33       ($1.41)
                                                                   =========    =========     =========    =========

                Diluted -
                  Before cumulative effect of accounting change        $0.27       $0.33          $0.33        $0.52
                  Cumulative effect of accounting change                 -           -              -          (1.92)
                                                                   ---------    --------      ---------    ---------
                  Net income (loss) per common share                   $0.27       $0.33          $0.33       ($1.40)
                                                                   =========    ========      =========    =========

      Dividends per share                                              $0.21       $0.21          $0.42        $0.42




     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).




























                                                                3




     NEWELL RUBBERMAID INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     (IN MILLIONS)


                                                  June 30,      December 31,
                                                    2003            2002
                                                  --------      ------------

                                                (UNAUDITED)
      ASSETS

      CURRENT ASSETS:
                Cash and cash equivalents           $35.4            $55.1
                Accounts receivable, net          1,455.1          1,377.7
                Inventories, net                  1,365.1          1,196.2
                Deferred income taxes               202.3            213.5
                Prepaid expenses and other          221.7            237.5
                                                  -------          -------
                TOTAL CURRENT ASSETS              3,279.6          3,080.0

      OTHER ASSETS                                  313.3            286.7

      PROPERTY, PLANT AND EQUIPMENT, NET          1,847.2          1,812.8

      DEFERRED INCOME TAXES                          10.9              -

      GOODWILL, NET                               2,308.4          1,847.3

      OTHER INTANGIBLE ASSETS, NET                  368.2            362.1
                                                  -------          -------
                    TOTAL ASSETS                 $8,127.6         $7,388.9
                                                 ========         ========






     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).











                                                                4



     NEWELL RUBBERMAID INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS (CONT.)
     (IN MILLIONS, EXCEPT PER SHARE DATA)
                                                                                June 30,         December 31,
                                                                                  2003              2002
                                                                                  ----              ----

                                                                               (UNAUDITED)
      LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Notes payable                                                                $37.4              $25.2
      Accounts payable                                                             863.0              686.6
      Accrued compensation                                                         107.9              153.5
      Other accrued liabilities                                                  1,085.3            1,165.4
      Income taxes                                                                 134.3              159.7
      Current portion of long-term debt                                            129.8              424.0
                                                                                 -------            -------
      TOTAL CURRENT LIABILITIES                                                  2,357.7            2,614.4

      LONG TERM DEBT                                                             2,547.0            1,856.6

      OTHER NONCURRENT LIABILITIES                                                 398.6              348.4

      DEFERRED INCOME TAXES                                                          _                  4.7

      MINORITY INTEREST                                                              1.5                1.3

      COMPANY OBLIGATED MANDATORILY
            REDEEMABLE CONVERTIBLE PREFERRED
            SECURITIES OF A SUBSIDIARY TRUST                                       500.0              500.0

      STOCKHOLDERS' EQUITY:
             Common stock, authorized shares,
             800.0 million at $1.00 par value                                      290.0              283.1
      Outstanding shares:
             2003 - 290.0 million
             2002 - 283.1 million
      Treasury stock, at cost:                                                    (410.9)            (409.9)
             Shares held:
             2003 - 15.7 million
             2002 - 15.7 million
             Additional paid-in capital                                            436.2              237.3
             Retained earnings                                                   2,117.8            2,143.2
             Accumulated other comprehensive loss                                 (110.3)            (190.2)
                                                                                 -------            -------
      TOTAL STOCKHOLDERS' EQUITY                                                 2,322.8            2,063.5
                                                                                 -------            -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $8,127.6           $7,388.9
                                                                                ========           ========


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).



                                                                5





     NEWELL RUBBERMAID INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS  (Unaudited)
     (IN MILLIONS)
                                                                                         Six Months Ended June 30,
                                                                                          2003               2002
                                                                                          ----               ----

     OPERATING ACTIVITIES:
     Net income (loss)                                                                    $89.8             ($375.4)
     Adjustments to reconcile net income (loss)
                 to net cash provided by operating activities:
                 Cumulative effect of accounting change                                     -                 514.9
                 Depreciation and amortization                                            137.6               146.4
                 Deferred income taxes                                                      0.1                38.1
                 Noncash restructuring and restructuring related charges                   62.9                 6.1
                 Loss on sale of business                                                  20.5                 -
                 Other                                                                     22.3                13.3
      Changes in current accounts excluding the
                 effects of acquisitions:
                 Accounts receivable                                                      (14.3)              (53.2)
                 Inventories                                                             (141.3)              (87.3)
                 Other current assets                                                       8.5               (13.8)
                 Accounts payable                                                         161.2               132.8
                 Accrued liabilities and other                                           (205.9)              (23.2)
                                                                                         ------              ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                           141.4               298.7
                                                                                         ------              ------

     INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                                  (458.7)             (228.8)
     Expenditures for property, plant and equipment                                      (188.4)             (101.2)
     Disposals of noncurrent assets and other                                              10.2                 6.9
                                                                                         ------              ------
     NET CASH USED IN INVESTING ACTIVITIES                                               (636.9)             (323.1)
                                                                                         ------              ------

     FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                                     1,036.1               520.8
     Proceeds from issuance of stock                                                      200.1                 -
     Payments on notes payable and long-term debt                                        (651.4)             (391.0)
     Cash dividends                                                                      (115.2)             (112.1)
     Proceeds from exercised stock options and other                                        4.7                 9.4
                                                                                         ------              ------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                            474.3                27.1
                                                                                         ------              ------
     Exchange rate effect on cash                                                           1.5                 0.6
                                                                                         ------              ------
     (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     (19.7)                3.3
     Cash and cash equivalents at beginning of year                                        55.1                 6.8
                                                                                        -------              ------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $35.4               $10.1
                                                                                        =======              ======
     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


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

   RECENT ACCOUNTING PRONOUNCEMENTS: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation introduces a new consolidation model - the variable interests model - which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. Under the Interpretation, variable interest entities (VIE's) are to be evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees, and other instruments whose values change with changes in the VIE's assets. The provisions of the Interpretation apply to interests in VIE's acquired before February 1, 2003 and are effective as of the beginning of the first annual or interim period beginning after June 15, 2003.
   Adoption of this standard will not have a material effect on the Company's financial statements.

   In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149 (FAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly, which will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The Company adopted the provisions of FAS 149, effective June 30, 2003. Adoption of this standard did not have a material effect on the Company's financial statements.

   In May 2003, the FASB issued Statement of Financial Accounting
   Standard No. 150 (FAS 150), "Accounting for Certain Financial
   Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Had this statement been adopted on January 1, 2003, the Company would have reclassified its Company Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust into Long Term Debt in the Company's Consolidated Balance Sheet and reclassi-fied approximately $6.7 million and $13.4 million of interest expense from Other, net to Interest Expense in the Company's Consolidated Statement of Operations for the three and six months ended June 30, 2003, respectively.

   NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Pursuant to the adoption of FAS 142, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets and recorded a pre-tax goodwill impairment charge of $538.0 million, $514.9 million net of tax, in the first quarter of 2002. In determining the goodwill impairment, the Company measured the impairment loss as the excess of the carrying amount of goodwill (which included the carrying amount of trademarks) over the implied fair value of goodwill (which excluded the fair value of identifiable trademarks). The Company conducts annual impairment tests in the third quarter and will also test for impairment if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

   A summary of changes in the Company's goodwill during the six months ended June 30, 2003 is as follows (IN MILLIONS):

     Balance at December 31, 2002          $1,847.3
     Acquisitions                             431.5
     Other (primarily foreign exchange)        29.6
                                           --------
     Balance at June 30, 2003              $2,308.4
                                           ========

   NOTE 3 - ACQUISITIONS AND DIVESTITURES

   ACQUISITIONS
   Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. (Lenox), a leading manufacturer of power tool accessories and hand tools marketed under the Lenox brand. The purchase price was approximately $450 million. This purchase marks the continued expansion and enhancement of the Company's product lines and customer base in the global power tool accessories and hand tools market and strengthens the Company's platform in the professional and fast growing "do-it-yourself" channels. Lenox had 2002 net sales of $185.4 million and is included in the Irwin operating segment. The Company is in the process of completing third party valuations of certain financial positions; thus, the allocation of the purchase price is preliminary.

   On April 30, 2002, the Company completed the purchase of American Tool Companies, Inc. (American Tool), a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in American Tool, which had been accounted for under the equity method prior to acquisition. The purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in American Tool debt and $27 million of transaction costs.

   The 2003 and 2002 transactions were accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The acquisition costs for the 2003 and 2002 acquisitions, other than American Tool, were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's final integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements.

   The Company continues to formulate integration plans for Lenox and other acquisitions. In 2003, integration plans for acquired businesses resulted in integration plan liabilities of $14.1 million for facility and other exit costs, $10.3 million for employee severance and termination benefits and $6.2 million for other pre-acquisition contingencies.

   The unaudited consolidated results of operations on a pro forma basis, as though the 2003 and 2002 acquisitions of Lenox and American Tool, respectively, had been completed on January 1, 2002, are as follows for the six months ended June 30, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):

                                             2003            2002
                                             ----            ----
   Net sales                               $3,712.5       $3,725.2
   Income before accounting change            $89.8         $146.6
   Basic earnings per share before
     accounting change                         $0.33          $0.55
   Net income (loss)                          $89.8        ($368.4)
   Basic earnings (loss) per share             $0.33         ($1.38)

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

   NOTE 4 - RESTRUCTURING COSTS

   The Company continues to record restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. Through this strategic restructuring plan, management intends to streamline the Company's supply chain to enable it to be the low cost global provider throughout the Company's product portfolio. The plan's terms include reducing worldwide headcount and consolidating duplicative manufacturing facilities, over a three-year period beginning in 2001. In the first six months of 2003, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 3,600 employees, as described in the table below. Under the restructuring plan, 69 facilities have been exited and headcount has been reduced by 8,400 employees.

   Pre-tax restructuring costs consisted of the following (IN MILLIONS):


                                                              Three Months Ended       Six Months Ended June 30,
                                                                   June 30,
                                                              2003          2002          2003          2002
                                                              ----          ----          ----          ----
   Facility and other exit costs                              $24.3         $1.8          $56.6           $4.7
   Employee severance and termination benefits                 30.7          7.0           57.4           13.3
   Exited contractual commitments                               2.9          0.1            3.6            0.6
                                                             ------       ------         ------         ------
        Total Restructuring Costs                             $57.9         $8.9         $117.6          $18.6
                                                             ======       ======         ======         ======


   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $54.1 million and $21.7 million in the first six months of 2003 and 2002, respectively. A summary of the Company's restructuring plan reserves is as follows (IN MILLIONS):


                                                             12/31/01                     Costs          06/30/02
                                                             Balance      Provision      Incurred         Balance
                                                             --------     ---------      --------         -------
   Facility and other exit costs                                $20.1         $4.7          ($7.5)          $17.3
   Employee severance and termination benefits                    6.2         13.3          (15.3)            4.2
   Exited contractual commitments                                 1.9          0.6           (0.7)            1.8
                                                               ------       ------         ------          ------
                                                                $28.2        $18.6         ($23.5)          $23.3
                                                               ======       ======         ======          ======


                                                             12/31/02                     Costs          06/30/03
                                                             Balance      Provision      Incurred         Balance
                                                             --------     ---------      --------         -------
   Facility and other exit costs                                $36.1        $56.6         ($50.3)          $42.4
   Employee severance and termination benefits                   41.1         57.4          (53.1)           45.4
   Exited contractual commitments                                 2.1          3.6           (4.3)            1.4
                                                               ------       ------         ------          ------
                                                                $79.3       $117.6        ($107.7)          $89.2
                                                               ======       ======         ======          ======


   The facility and other exit cost reserves of $42.4 million at June 30, 2003 are primarily related to future minimum lease payments on vacated facilities and other closure costs related to 45 facilities and administrative offices.

   In 2003, the Company announced its intention to close one of its manufacturing facilities in the Calphalon Home operating segment by the end of 2003. As a result of this decision, the Company evaluated its long-lived assets, primarily property, plant and equipment, for impairment and recorded a non-cash restructuring charge of $30.5 million. The amount of the impairment was determined using a discounted cash flow analysis.

   In 2003, the Company recorded a non-cash restructuring charge of $11.0 million relating to the curtailment of a pension plan associated with the closure of one of the Company's exited facilities. The non-cash restructuring charge has been included in employee severance and termination benefits as disclosed in the table above.

   Severance reserves of $45.4 million at June 30, 2003 are primarily related to the employees of the exited facilities.

   NOTE 5 - INVENTORIES

   Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (IN MILLIONS):

                                    June 30,     December 31,
                                      2003           2002
                                      ----           ----

        Materials and supplies        $342.0         $308.8
        Work in process                210.2          174.9
        Finished products              812.9          712.5
                                    --------       --------
                                    $1,365.1       $1,196.2
                                    ========       ========

   NOTE 6 - LONG-TERM DEBT

   The following is a summary of long-term debt (IN MILLIONS):



                                 June 30,      December 31,
                                   2003           2002
                                   ----           ----

        Medium-term notes        $1,804.5       $1,680.9
        Commercial paper            414.0          140.0
        Preferred debt
          securities                450.0          450.0
        Other long-term debt          8.3            9.7
                                  -------        -------
          Total debt              2,676.8        2,280.6
        Current portion of
          long-term debt           (129.8)        (424.0)
                                 --------       --------
        Long-term Debt           $2,547.0       $1,856.6
                                 ========       ========

   On June 16, 2003, the Company terminated certain interest rate swap agreements prior to their scheduled maturities and received cash of $11.4 million. Of this amount, $10.8 million represents the fair value of the swaps that were terminated and the remainder represents interest received on the swaps. The cash received relating to the fair value of the swaps is included in Other as an operating activity in the Consolidated Statement of Cash Flows. As of June 30, 2003, the unamortized gain of $10.7 million on the terminated interest rate swaps is accounted for as long-term debt (of which $3.3 million is classified as current). The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

   On June 13, 2003, Newell Rubbermaid rolled over the $650.0 million 364 day Revolving Credit Facility that was scheduled to terminate on June 14, 2003. The new agreement consists of 19 participating banks and will mature on June 11, 2004. The revolver requires, among other things, that the Company maintain certain interest coverage and total indebted-ness to total capital ratio, as defined in the agreement. The agreement also limits subsidiary indebtedness. As of June 30, 2003, the Company was in compliance with this agreement. No amounts are outstanding under the Revolving Credit Facility as of June 30, 2003.

   On May 6, 2003, the Company issued $400.0 million of medium term notes with seven-year and two-year maturities. The $400.0 million of medium term notes consist of $250.0 million in 4.00% notes due 2010 and $150.0 million in 2.00% notes due 2005. The seven-year notes pay interest semi-annually on May 1 and November 1 until final maturity on May 1, 2010. The two-year notes pay interest semi-annually on May 1 and November 1 until final maturity on May 1, 2005. The proceeds of these issuances were used to pay down commercial paper. These issuances are reflected in the outstanding amount of medium-term notes noted above and the entire amount is considered to be long-term debt.

   On February 24, 2003, the Company terminated certain interest rate swap agreements prior to their scheduled maturities and received cash of $21.0 million. Of this amount, $17.3 million represents the fair value of the swaps that were terminated and the remainder represents interest received on the swaps. The cash received relating to the fair value of the swaps is included in Other as an operating activity in the Consolidated Statement of Cash Flows. As of June 30, 2003, the unamortized gain of $15.8 million on the terminated interest rate swaps is accounted for as long-term debt (of which $4.4 million is classified as current). The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

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

   NOTE 7 - FAIR VALUE OF STOCK OPTIONS

   On May 7, 2003, the Company's stockholders approved a 2003 Stock Plan. The 2003 Plan provides for grants of up to an aggregate of 15.0 million stock options, stock awards and performance shares (except that no more than 3.0 million of those grants may be stock awards and performance shares). Under the 2003 Plan, the option exercise price will equal the common stock's closing price on the date of grant. Options will vest over five years (which may be shortened to no less than three years) and expire ten years from the date of grant. Also, under the 2003 Plan, none of the restrictions on stock awards will lapse earlier than the third anniversary of the date of grant.

   The Company's stock option plans are accounted for under Accounting Principles Board Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the six months ended June 30, (IN MILLIONS, EXCEPT PER SHARE DATA):

                                         2003           2002
                                         ----           ----

   Net income (loss):
   As reported                          $89.8          ($375.4)
   Fair value option expense             (9.0)            (8.3)
                                        -----         --------
   Pro forma                            $80.8          ($383.7)

   Basic earnings (loss) per share:
   As reported                          $0.33           ($1.41)
   Pro forma                             0.30            (1.44)

   Diluted earnings (loss) per share:
   As reported                          $0.33           ($1.40)
   Pro forma                             0.29            (1.43)

   Because the FAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

   NOTE 8  - EARNINGS PER SHARE

   The calculation of basic and diluted earnings per share for the three and six months ended June 30, is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):


                                                                         "In the      Convertible
                                                         Basic            Money"       Preferred        Diluted
                                                         Method         Options(1)   Securities(2)      Method
                                                         ------         ----------   -------------      ------
     Three Months Ended June 30, 2003
     --------------------------------
     Net income                                            $73.8            -               -            $73.8
     Weighted average shares outstanding                   274.2            0.5             -            274.7
     Earnings per share                                     $0.27                                         $0.27

     Three Months Ended June 30, 2002
     --------------------------------
     Net income                                            $88.6            -               -            $88.6
     Weighted average shares outstanding                   267.0            1.0             -            268.0
     Earnings per share                                     $0.33                                         $0.33

     Six Months Ended June 30, 2003
     ------------------------------
     Net income                                            $89.8            -               -            $89.8
     Weighted average shares outstanding                   273.8            0.4             -            274.2
     Earnings per share                                     $0.33                                         $0.33

     Six Months Ended June 30, 2002
     ------------------------------
     Income before cumulative effect of
       accounting change                                  $139.5            -               -           $139.5
     Weighted average shares outstanding                   266.9            0.9             -            267.8
     Earnings per share                                     $0.52                                         $0.52

     Net loss                                            ($375.4)           -               -          ($375.4)
     Weighted average shares outstanding                   266.9            0.9             -            267.8
     Loss per share                                        ($1.41)                                       ($1.40)


     (1)  The weighted average shares outstanding for the three months ended June 30, 2003 and 2002 exclude approximately 7.6 million and 3.0 million stock options, respectively, and by approximately
          7.7 million and 3.7 million stock options for the six months ended June 30, 2003 and 2002, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective periods and would, therefore, be anti-dilutive.

     (2)  The convertible preferred securities are anti-dilutive for the three and six months ended June 30, 2003 and 2002, and therefore have been excluded from diluted earnings per share.  Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $4.2 million and $4.4 million for the three months ended June 30, 2003 and 2002, respectively, and by $8.4 million and $8.8 million for the six months ended June 30, 2003 and 2002, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in all periods.

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

   The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):


                                            Foreign       After-tax     After-tax     Accumulated
                                            Currency     Derivatives     Minimum         Other
                                          Translation      Hedging       Pension     Comprehensive
                                          Gain (Loss)        Gain       Liability        Loss
                                          -----------        ----       ---------        ----
     Balance at December 31, 2002           ($115.1)          $0.4       ($75.5)       ($190.2)
     Current year change                       69.5            3.5          6.9           79.9
                                            -------        -------      -------        -------
     Balance at June 30, 2003                ($45.6)          $3.9       ($68.6)       ($110.3)
                                            =======        =======      =======        =======


     Total comprehensive income (loss) amounted to the following (IN MILLIONS):

                                                              Three Months Ended           Six Months Ended
                                                                   June 30,                    June 30,

                                                             2003           2002         2003            2002
                                                             ----           ----         ----            ----
     Net income (loss)                                       $73.8          $88.6        $89.8          ($375.4)
     Foreign currency translation gain                        78.1           96.3         69.5             62.7
     After-tax derivatives hedging gain (loss)                (2.9)           6.0          3.5              7.7
     After-tax minimum pension liability                       6.9            -            6.9              -
                                                            ------         ------       ------           ------

         Comprehensive income (loss)                        $155.9         $190.9       $169.7          ($305.0)
                                                            ======         ======       ======           ======

















   NOTE 10 - INDUSTRY SEGMENTS

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


                                             Three Months Ended                Six Months Ended
                                                 June 30,                         June 30,
                                            --------------------            ---------------------
                                            2003            2002            2003             2002
                                            ----            ----            ----             ----
      Net Sales (1)
      ---------
      Rubbermaid                           $751.2         $738.2          $1,469.2        $1,448.3
      Sharpie                               485.2          464.0             779.6           765.9
      Irwin                                 520.5          447.3           1,002.6           778.4
      Calphalon Home                        219.2          245.5             461.1           499.4
                                         --------       --------          --------        --------
                                         $1,976.1       $1,895.0          $3,712.5        $3,492.0
                                         ========       ========          ========        ========

      Operating Income (2)
      ----------------
      Rubbermaid                            $39.9          $51.8            $107.3          $112.9
      Sharpie                               107.6           96.5             137.4           122.3
      Irwin                                  55.6           41.2              95.2            61.1
      Calphalon Home                          1.6            8.8              12.8            29.4
      Corporate (3)                          (6.3)          (7.7)            (13.5)          (15.2)

      Restructuring Costs                   (57.9)          (8.9)           (117.6)          (18.6)
                                         --------       --------           -------         -------
                                           $140.5         $181.7            $221.6          $291.9
                                         ========       ========           =======         =======

      Identifiable Assets
      -------------------
      Rubbermaid                                                          $1,908.6        $1,847.2
      Sharpie                                                              1,098.1           991.5
      Irwin                                                                1,380.4         1,226.4
      Calphalon Home                                                         726.5           709.8
      Corporate (4)                                                        3,014.0         2,614.0
                                                                          --------        --------
                                                                          $8,127.6        $7,388.9
                                                                          ========        ========


     GEOGRAPHIC AREA INFORMATION
                                                     Three Months Ended               Six Months Ended
                                                          June 30,                        June 30,
                                                    --------------------            --------------------

                                                    2003            2002            2003            2002
                                                    ----            ----            ----            ----
     Net Sales
     ---------
     United States                                 $1,391.2       $1,380.0         $2,626.4        $2,554.2
     Canada                                            96.2           81.7            170.6           145.4
                                                   --------       --------         --------        --------
      North America                                 1,487.4        1,461.7          2,797.0         2,699.6
     Europe                                           384.5          328.4            731.4           620.6
     Central and South America                         72.1           76.0            121.5           123.9
     All other                                         32.1           28.9             62.6            47.9
                                                   --------       --------         --------        --------
                                                   $1,976.1       $1,895.0         $3,712.5        $3,492.0
                                                   ========       ========         ========        ========

     Operating Income
     ----------------
     United States                                   $139.6         $139.2           $211.6          $231.7
     Canada                                            14.5           10.3             24.5            14.6
                                                   --------       --------         --------        --------
      North America                                   154.1          149.5            236.1           246.3
     Europe                                           (24.4)          15.7            (30.6)           22.6
     Central and South America                          6.5           10.7              8.6            13.5
     All other                                          4.3            5.8              7.5             9.5
                                                   --------       --------         --------        --------
                                                     $140.5         $181.7           $221.6          $291.9
                                                   ========       ========         ========        ========

     Identifiable Assets (5)
     -----------------------
     United States                                                                 $5,752.3        $5,151.0
     Canada                                                                           137.0           115.7
                                                                                   --------        --------
      North America                                                                 5,889.3         5,266.7
     Europe                                                                         1,876.8         1,802.0
     Central and South America                                                        255.6           224.4
     All other                                                                        105.9            95.8
                                                                                   --------        --------
                                                                                   $8,127.6        $7,388.9
                                                                                   ========        ========

    1)      All intercompany transactions have been eliminated.  Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% of consolidated net sales in the first six months of 2003 and 2002.
            Sales to no other customer exceeded 10% of consolidated net sales for either period.
    2)      Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.  Trade names amortization is considered a corporate expense and not allocated to business segments.
    3)      Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
    4)      Corporate assets primarily include trade names, goodwill, equity investments and deferred tax assets.
    5)      Transfers of finished goods between geographic areas are not significant.



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

   In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company's business, financial condition or results of operation.

   As of June 30, 2003, the Company has identified and quantified exposures under these representations and indemnifications of approximately $44.0 million, which expire in 2006. As of June 30, 2003, no amounts have been recorded on the balance sheet related to these indemnifications, as the risk of loss is considered remote.









   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

   Results of Operations
   ---------------------

   The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales:

                                                                 Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                                 -------------------              -----------------------
                                                                 2003           2002              2003               2002
                                                                 ----           ----              ----               ----
       Net sales                                                 100.0%         100.0%            100.0%             100.0%
       Cost of products sold                                      72.2           72.5              72.7               73.1
                                                                ------         ------            ------             ------
               GROSS MARGIN                                       27.8           27.5              27.3               26.9
       Selling, general and administrative expenses               17.8           17.4              18.2               18.0
       Restructuring costs                                         2.9            0.5               3.2                0.5
                                                                ------         ------            ------             ------
               OPERATING INCOME                                    7.1            9.6               6.0                8.4
       Nonoperating expenses:
          Interest expense                                         1.4            1.5               1.6                1.6
          Other, net                                               0.1            1.0               0.8                0.7
                                                                ------         ------            ------            -------
               Net nonoperating expenses                           1.6            2.5               2.4                2.3
                                                                ------         ------            ------             ------
               INCOME BEFORE INCOME TAXES
                 AND CUMULATIVE EFFECT OF
                 ACCOUNTING CHANGE                                 5.5            7.1               3.6                6.1
       Income taxes                                                1.8            2.4               1.2                2.1
                                                                ------         ------            ------             ------
               INCOME BEFORE CUMULATIVE
                 EFFECT OF ACCOUNTING
                 CHANGE                                            3.7            4.7               2.4                4.0
                                                                ------         ------            ------             ------
       Cumulative effect of accounting change                        -              -                 -              (14.7)
                                                                ------         ------            ------             ------
               NET INCOME (LOSS)                                   3.7%           4.7%              2.4%             (10.8)%
                                                                ======         ======            ======             ======







   THREE MONTHS ENDED JUNE 30, 2003 VS. THREE MONTHS ENDED JUNE 30, 2002
   ---------------------------------------------------------------------

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the three months ended June 30, 2003 (second quarter) were $1,976.1 million, an increase of $81.1 million, or 4.3%, from $1,895.0 million in the comparable quarter of 2002. The increase resulted from sales contributions from the American Tool Companies, Inc. (American Tool) (acquired April 2002) and American Saw & Mfg. Co. (Lenox) (acquired January 2003) acquisitions.

   Gross margin as a percentage of net sales in the second quarter of 2003 was 27.8%, or $550.0 million, versus 27.5%, or $520.6 million, in the comparable quarter of 2002. The improvement in gross margin is primarily related to the Company's productivity initiative, higher margins from the Company's new products and the acquisition of Lenox, partially offset by increased prices for certain raw materials and unfavorable product mix at certain businesses.

   Selling, general and administrative expenses ("SG&A") in the second quarter of 2003 were 17.8% of net sales, or $351.6 million, versus 17.4%, or $330.0 million, in the comparable quarter of 2002. The increase in SG&A is primarily the result of the American Tool and Lenox acquisitions and planned investments in marketing initiatives, including the Company's Strategic Account Management Program and Phoenix Program, supporting the Company's brand portfolio and strategic account strategy.

   The Company recorded pre-tax strategic restructuring charges of $57.9 million ($39.1 million after taxes) and $8.9 million ($5.9 million after tax) in the second quarter of 2003 and 2002, respectively. The 2003 second quarter pre-tax charge included $24.3 million of facility and other exit costs, $30.7 million of employee severance and termination benefits, and $2.9 million in other restructuring costs. The 2002 second quarter pre-tax charge included $1.8 million of facility and other exit costs, $7.0 million of employee severance and termination benefits, and $0.1 million in other restructuring costs. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income in the second quarter of 2003 was 7.1% of net sales, or $140.5 million, versus operating income of 9.6%, or $181.7 million, in the comparable quarter of 2002. Operating income includes restructuring charges of $57.9 million ($39.1 million after taxes) and $8.9 million ($5.9 million after taxes) in the second quarter of 2003 and 2002, respectively. The decrease in operating margins is primarily the result of restructuring charges to streamline the Company's supply chain.


   Net nonoperating expenses in the second quarter of 2003 were 1.6% of net sales, or $31.3 million, versus 2.5%, or $47.4 million, in the comparable quarter of 2002. The decrease in expenses is primarily related to $13.6 million ($9.0 million after tax) of Anchor Hocking transaction related costs incurred in 2002 associated with the Company's withdrawn divestiture.

   The effective tax rate was 32.5% in the second quarter of 2003 versus 34.0% in the second quarter of 2002. This lower rate reflects the benefit of the full year impact of 2002 tax rate initiatives.

   Net income for the second quarter of 2003 was $73.8 million, compared to $88.6 million in the second quarter of 2002. Diluted earnings per share were $0.27 in the second quarter of 2003 compared to $0.33 in the second quarter of 2002. The decrease in net income and earnings per share was primarily due to increased restructuring charges to streamline the Company's supply chain.

   BUSINESS GROUP OPERATING RESULTS:

   Net sales in the four segments in which the Company operates were as follows for the three months ended June 30, (IN MILLIONS):

                                           2003       2002      % Change
                                           ----       ----      --------
       Rubbermaid                          $751.2    $738.2       1.8%
       Sharpie                              485.2     464.0       4.6
       Irwin                                520.5     447.3      16.4
       Calphalon Home                       219.2     245.5     (10.7)
                                         --------  --------     -----
               Total Net Sales(1)        $1,976.1  $1,895.0       4.3%
                                         ========  ========     =====

   Operating income by segment was as follows for the three months ended June 30, (IN MILLIONS):


                                            2003       2002     % Change
                                            ----       ----     --------
       Rubbermaid                           $39.9      $51.8    (23.0)%
       Sharpie                              107.6       96.5     11.5
       Irwin                                 55.6       41.2     35.0
       Calphalon Home                         1.6        8.8    (81.8)
       Corporate Costs (2)                   (6.3)      (7.7)
       Restructuring Costs                  (57.9)      (8.9)
                                           ------     ------
                Total Operating Income(3)  $140.5     $181.7
                                           ======     ======

        (1) All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% of consolidated net sales in the three months ended June 30, 2003 and 2002. Sales to no other customer exceeded 10% of consolidated net sales for either period.
        (2) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
        (3) Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names amortization is considered a corporate expense and not allocated to business segments.


   RUBBERMAID

   Net sales for the second quarter of 2003 were $751.2 million, an increase of $13.0 million, or 1.8%, from $738.2 million in the second quarter of 2002. A high single digit increase at Little Tikes and a double-digit increase at Rubbermaid Europe (primarily currency driven) were partially offset by a mid-single digit decline in the Graco business.

   Operating income for the second quarter of 2003 was $39.9 million, a decrease of $11.9 million, or 23.0%, from $51.8 million in the second quarter of 2002. The decrease in operating income is primarily the result of higher raw material costs and pricing pressure on opening price point items.

   SHARPIE

   Net sales for the second quarter of 2003 were $485.2 million, an increase of $21.2 million, or 4.6%, from $464.0 million in the second quarter of 2002. The increase in sales is primarily the result of high single digit increases in the North American and European writing instrument businesses driven by strong back-to-school sell-in, partially offset by the disposition of Cosmolab in March 2003.

   Operating income for the second quarter of 2003 was $107.6 million, an increase of $11.1 million, or 11.5%, from $96.5 million in the second quarter of 2002. Operating income was positively impacted by core sales growth, productivity and favorable mix management, partially offset by investments in marketing initiatives.





   IRWIN

   Net sales for the second quarter of 2003 were $520.5 million, an increase of $73.2 million, or 16.4%, from $447.3 million in the second quarter of 2002. The increase in net sales for the second quarter of 2003 was primarily due to sales from the American Tool and Lenox acquisitions.

   Operating income for the second quarter of 2003 was $55.6 million, an increase of $14.4 million, or 35.0%, from $41.2 million in the second quarter of 2002. The improvement in operating income was driven by productivity, new products and the Lenox acquisition, partially offset by the planned product line exits at Levolor/Kirsch and incremental investments in marketing initiatives.

   CALPHALON HOME

   Net sales for the second quarter of 2003 were $219.2 million, a decrease of $26.3 million, or 10.7%, from $245.5 million in the second quarter of 2002. The sales decrease was primarily the result of a double-digit decline at the US picture frame business, partially offset by a double-digit increase in the European Housewares business.

   Operating income for the second quarter of 2003 was $1.6 million, a decrease of $7.2 million, or 81.8%, from $8.8 million in the second quarter of 2002. The decrease in operating income is primarily due to the decline in sales at the US picture frame business, unfavorable product mix and pricing pressure on opening price point items.

   SIX MONTHS ENDED JUNE 30, 2003 VS. SIX MONTHS ENDED JUNE 30, 2002
   -----------------------------------------------------------------

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the six months ended June 30, 2003 were $3,712.5 million, an increase of $220.5 million, or 6.3%, from $3,492.0 million in the comparable period of 2002. The increase resulted from sales contributions from the American Tool Companies, Inc. (American Tool) (acquired April 2002) and American Saw & Mfg. Co. (Lenox) (acquired January 2003) acquisitions.

   Gross margin as a percentage of net sales for the six months ended June 30, 2003 was 27.3%, or $1,013.4 million, versus 26.9%, or $939.7 million, in the comparable period of 2002. The improvement in gross margin is primarily related to the Company's productivity initiative, higher margins from the Company's new products and the acquisition of Lenox which generates higher gross margin than the Company's average, partially offset by increased prices for certain raw materials and unfavorable product mix at certain businesses.


   Selling, general and administrative expenses ("SG&A") for the six months ended June 30, 2003 were 18.2% of net sales, or $674.2 million, versus 18.0%, or $629.2 million, in the comparable period of 2002.
   The increase in SG&A is primarily the result of the American Tool and Lenox acquisitions and planned investments in marketing initiatives, including the Company's Strategic Account Management Program and Phoenix Program, supporting the Company's brand portfolio and strategic account strategy.

   The Company recorded pre-tax strategic restructuring charges of $117.6 million ($79.4 million after taxes) and $18.6 million ($12.3 million after tax) for the six months ended June 30, 2003 and 2002, respectively. The 2003 pre-tax charge included $56.6 million of facility and other exit costs, $57.4 million of employee severance and termination benefits, and $3.6 million in other restructuring costs. The 2002 pre-tax charge included $4.7 million of facility and other exit costs, $13.3 million of employee severance and termination benefits, and $0.6 million in other restructuring costs. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income for the six months ended June 30, 2003 was 6.0% of net sales, or $221.6 million, versus operating income of 8.4%, or $291.9 million, in the comparable period of 2002. The decrease in operating margins is primarily the result of restructuring charges to streamline the Company's supply chain.

   Net nonoperating expenses for the six months ended June 30, 2003 were 2.4% of net sales, or $88.6 million, versus 2.3%, or $80.4 million, in the comparable period of 2002. The increase in expenses is primarily related to the $21.2 million non-cash pre-tax loss recognized on the sale of the Cosmolab business in March 2003, partially offset by $13.6 million ($9.0 million after tax) of Anchor Hocking transaction related costs incurred in 2002 associated with the Company's withdrawn divestiture. See Note 3 to the Consolidated Financial Statements (Unaudited) for additional details.

   The effective tax rate was 32.5% for the six months ended June 30, 2003 versus 34.0% in the comparable period of 2002. This lower rate reflects the benefit of the full year impact of 2002 tax rate initiatives.

   Income before cumulative effect of accounting change for the six months ended June 30, 2003 was $89.8 million, compared to $139.5 million in the comparable period of 2002. Diluted earnings per share before cumulative effect of accounting change were $0.33 for the six months ended June 30, 2003 compared to $0.52 in the comparable period of 2002. The decrease in income and earnings per share before cumulative effect of accounting change was primarily due to increased restructuring charges to streamline the Company's supply chain and the loss recognized on the sale of the Cosmolab business.

   Net income for the six months ended June 30, 2003 was $89.8 million, compared to a net loss of $375.4 million in the comparable period of 2002. Diluted earnings (loss) per share were $0.33 for the six months ended June 30, 2003 compared to ($1.40) in the comparable period of 2002. The difference in net income and diluted earnings per share is primarily the result of the $538.0 million, $514.9 million net of tax, cumulative effect of an accounting change adjustment related to the Company's adoption of FAS 142 as discussed in Note 2 to the Consolidated Financial Statements (Unaudited).

   BUSINESS SEGMENT OPERATING RESULTS:

   Net sales in the four segments in which the Company operates were as follows for the six months ended June 30, (IN MILLIONS):

                                      2003      2002    % Change
                                      ----      ----    --------
       Rubbermaid                   $1,469.2  $1,448.3      1.4%
       Sharpie                         779.6     765.9      1.8
       Irwin                         1,002.6     778.4     28.8
       Calphalon Home                  461.1     499.4     (7.7)
                                    --------  --------     ----
         Total Net Sales(1)         $3,712.5  $3,492.0      6.3%
                                    ========  ========     ====



   Operating income by segment was as follows for the six months ended June 30, (IN MILLIONS):

                                       2003     2002     % Change
                                       ----     ----     --------
       Rubbermaid                     $107.3    $112.9     (5.0)%
       Sharpie                         137.4     122.3     12.3
       Irwin                            95.2      61.1     55.8
       Calphalon Home                   12.8      29.4    (56.5)
       Corporate Costs (2)             (13.5)    (15.2)
       Restructuring Costs            (117.6)    (18.6)
                                      ------    ------
         Total Operating Income(3)    $221.6    $291.9
                                      ======    ======



        (1) All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% of consolidated net sales in the first six months of 2003 and 2002, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.
        (2) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
        (3) Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names amortization is considered a corporate expense and not allocated to business segments.

   RUBBERMAID

   Net sales for the six months ended June 30, 2003 were $1,469.2 million, an increase of $20.9 million, or 1.4%, from $1,448.3 million in the comparable period of 2002. A double-digit increase at Rubbermaid Europe (primarily currency driven) was partially offset by a mid-single digit decrease in the Graco business.

   Operating income for the six months ended June 30, 2003 was $107.3 million, a decrease of $5.6 million, or 5.0%, from $112.9 million in the comparable period of 2002. The decrease in operating income is primarily the result of higher raw material costs and pricing pressure in opening price point items.

   SHARPIE

   Net sales for the six months ended June 30, 2003 were $779.6 million, an increase of $13.7 million, or 1.8%, from $765.9 million in the comparable period of 2002. The increase in sales is primarily the result of high single digit and mid-single digit increases in the European and North American writing instruments businesses, respectively, partially offset by the disposition of Cosmolab in March 2003.

   Operating income for the six months ended June 30, 2003 was $137.4 million, an increase of $15.1 million, or 12.3%, from $122.3 million in the comparable period of 2002. Operating income was positively impacted by core sales growth, productivity and favorable mix management, partially offset by investments in marketing initiatives.





   IRWIN

   Net sales for the six months ended June 30, 2003 were $1,002.6 million, an increase of $224.2 million, or 28.8%, from $778.4 million in the comparable period of 2002. The increase in net sales through the first six months of 2003 was primarily due to sales from the American Tool and Lenox acquisitions.

   Operating income for the six months ended June 30, 2003 was $95.2 million, an increase of $34.1 million, or 55.8%, from $61.1 million in the comparable period of 2002. The improvement in operating income was driven by productivity, new products and the Lenox and American Tool acquisitions, partially offset by the planned product line exits at Levolor/Kirsch and incremental investments in marketing initiatives.

   CALPHALON HOME

   Net sales for the six months ended June 30, 2003 were $461.1 million, a decrease of $38.3 million, or 7.7%, from $499.4 million in the comparable period of 2002. The sales decrease was primarily the result of the Company's planned exit from certain high risk customers and pricing pressure on opening price point items, partially offset by a mid single digit increase at the Company's Calphalon division.

   Operating income for the six months ended June 30, 2003 was $12.8 million, a decrease of $16.6 million, or 56.5%, from $29.4 million in the comparable period of 2002. The decrease in operating income is primarily due to the decline in sales at the US picture frame business, unfavorable product mix and pricing pressure on opening price point items.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided from operating activities for the six months ended June 30, 2003 was $141.4 million compared to $298.7 million for the comparable period of 2002. The decrease in cash provided from operating activities was due primarily to increased cash restructuring
   charges and inventory levels.   The increased inventory levels were
   the result of increased safety stock related to restructuring programs and new product launches, retail inventory reductions and lower than expected sales at the Company's Burnes picture frame division.



   Through the first six months of 2003, the Company received proceeds from the issuance of debt of $1,036.1 million compared to $520.8 million in the year ago period.

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

   The Company has a $1.0 billion universal shelf registration statement that became effective in April 2003 under which debt and equity securities may be issued. During the second quarter of 2003, $400.0 million of medium term notes were issued under this shelf registration statement, the proceeds of which were used to pay down commercial paper.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used for acquisitions was $458.7 million for the first six months of 2003, compared to $228.8 million in the year ago period, and is related primarily to the acquisition of Lenox, which was funded through the issuance of commercial paper.

   On March 27, 2003, the Company completed the sale of its Cosmolab business, a division of the Sharpie segment. The Company received cash proceeds of $7.5 million related to the Cosmolab transaction. The Company used the proceeds from the sale to reduce its commercial paper borrowings.

   In the first six months of 2003, the Company made payments on long-term debt of $651.4 million compared to $391.0 million in the year ago period.

   On January 10, 2003, the Company received proceeds from the issuance of stock of $200.1 million. The proceeds received were used to reduce the Company's commercial paper borrowings. Refer to Note 6 in the Consolidated Financial Statements (Unaudited) for further information.

   Cash used for restructuring activities was $54.1 million and $21.7 million in the first six months of 2003 and 2002, respectively. Such cash payments represent primarily employee termination benefits.

   Capital expenditures were $188.4 million and $101.2 million in the first six months of 2003 and 2002, respectively. The increase in capital expenditures is primarily due to the Company's increased investment in new product development and productivity initiatives.

   Aggregate dividends paid were $115.2 million and $112.1 million during the first six months of 2003 and 2002, respectively.

   Retained earnings decreased in the first six months of 2003 by $25.4 million. The reduction in retained earnings is due to cash dividends paid on common stock, partially offset by current year earnings.

   Working capital at June 30, 2003 was $921.9 million compared to $465.6 million at December 31, 2002. The current ratio at June 30, 2003 was 1.39:1 compared to 1.18:1 at December 31, 2002. The increase in working capital and the current ratio is due to the American Tool and Lenox acquisitions, and a reduction in the current portion of long-term debt.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt, company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust and stockholders' equity) was .49:1 at June 30, 2003 and .47:1 at December 31, 2002. Had Financial Accounting Standard
   No. 150 been adopted on January 1, 2003, total debt to total capitali-zation would have been .58:1 at June 30, 2003. Refer to Note 1 in the Consolidated Financial Statements (Unaudited) for further informa-tion.

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

   The Company's manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense.

   The Company's foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the Company's Consolidated Statements of Operations.

   Due to the diversity of its product lines, the Company does not have material sensitivity to any one commodity. The Company manages commodity price exposures primarily through the duration and terms of its vendor contracts.

   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. This model estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at June 30, 2003 as they represent hypothetical, not realized losses. The following table indicates the calculated amounts for the six months ended June 30, (IN MILLIONS):

                        2003               2002
                       6 Month  June 30,  6 Month  June 30,  Confidence
                       Average    2003    Average    2002      Level
                       -------  --------  ------   --------  ----------

    Interest rates      $23.1     $24.3    $15.5     $15.7      95%
    Foreign exchange     $1.3      $0.9     $0.2      $0.3      95%


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

   FORWARD LOOKING STATEMENTS
   --------------------------

   Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management's plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 to this Report.
























   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

   ITEM 4.  CONTROLS AND PROCEDURES

        a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2003, the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer, concluded that the Company's disclosure controls and procedures were effective.

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

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On May 7, 2003, the 2003 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

        Proposal 1. Election of four directors of the Company to serve for a term of three years.

                                                 Number of Shares
                                            --------------------------
             Nominee                            For           Withheld
             -------                            ---           --------
             Thomas E. Clarke               232,755,762      9,797,510
             Joseph Galli, Jr.              232,562,670      9,990,602
             Elizabeth Cuthbert Millett     232,655,037      9,898,235
             William P. Sovey               158,070,902     84,480,846

        Proposal 2. Approval of the Newell Rubbermaid Inc. 2003 Stock Plan. A proposal to ratify the Newell Rubbermaid Inc. 2003 Stock Plan was adopted, with 197,494,569 votes cast for, 15,733,613 votes cast against, 2,090,714 votes abstained and 27,234,376 broker non-votes.

        Proposal 3. Approval of the Newell Rubbermaid Inc. Management Cash Bonus Plan. A proposal to ratify the Newell Rubbermaid Inc. Management Cash Bonus Plan was adopted, with 228,950,344 votes cast for, 11,407,596 votes cast against, 2,195,332 votes abstained and 0 broker non-votes.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             3.2 By-Laws of Newell Rubbermaid Inc., as amended through May 7, 2003.

             4.1 Amendment No. 1 to the Five-Year Credit Agreement dated as of June 13, 2003 between Newell Rubbermaid Inc., each of the lenders signatory thereto and JPMorgan Chase Bank, as administrative agent (amending the Five-Year Credit Agreement dated as of June 14, 2002 by and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A. and Bank One, NA, as co-syndication agents, and Barclays Bank PLC and BNP Paribas, as co-documentation agents, which is incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 333-88050, filed July 10, 2002).

             4.2 Amended and Restated 364-Day Credit Agreement dated as of June 13, 2003 between Newell Rubbermaid Inc., each of the lenders signatory thereto and JPMorgan Chase Bank, as administrative agent (amending and restating the 364-Day Credit Agreement dated as of June 14, 2002 by and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A. and Bank One, NA, as co-syndication agents, and Barclays Bank PLC and BNP Paribas, as co-documentation agents, which is incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Company's Registration Statement on Form S-3, File No. 333-88050, filed July 10, 2002).

             10.1 The Newell Rubbermaid Inc. 2003 Stock Plan, effective
                  May 7, 2003 (incorporated by reference to Exhibit B of the Company's 2003 Proxy Statement, dated March 24, 2003, and filed with the Securities and Exchange Commission on March 31, 2003).

             12.  Statement of Computation of Ratio of Earnings to Fixed
                  Charges.

             31.1 Certification of Chief Executive Officer Pursuant to
                  Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer Pursuant to
                  Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.1 Safe Harbor Statement.

        (b)  Reports on Form 8-K:

        Report on Form 8-K, dated April 29, 2003, that included a press release announcing the Company's results for the first fiscal quarter ended March 31, 2003.

        Report on Form 8-K, dated May 5, 2003, stating that the Company had entered into two separate Underwriting Agreements with respect to the offering and sale of $250.0 million of unsecured and unsubordinated notes and the offering and sale of $150.0 million of unsecured and unsubordinated notes.

        Report on Form 8-K, dated May 6, 2003, that included the filing of a legal opinion with respect to the Company's Registration Statements on Form S-3 (Nos. 333-88050 and 333-103773).




































                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEWELL RUBBERMAID INC.
                                   Registrant

    Date: July 31, 2003            /s/ J. Patrick Robinson
                                   -------------------------------------
                                   J. Patrick Robinson
                                   Vice President - Corporate Controller
                                   and Chief Financial Officer





































