Form 10-Q
period 2003-09-30
NEWELL RUBBERMAID INC
filed 2003-11-10
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934
              for the Quarterly Period Ended September 30, 2003

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

             Yes /x/                            No /  /

   Number of shares of common stock outstanding (net of treasury shares) as of October 24, 2003: 274.4 million.





   PART I.  FINANCIAL INFORMATION

   ITEM 1.  FINANCIAL STATEMENTS

   NEWELL RUBBERMAID INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
   (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               Three Months Ended         Nine Months Ended
                                                                 September 30,              September 30,
                                                               ------------------           -------------

                                                                  2003        2002         2003         2002
                                                                  ----        ----         ----         ----
      Net sales                                                 $1,944.7    $1,948.3     $5,657.2    $5,440.3
      Cost of products sold                                      1,422.5     1,398.0      4,121.6     3,950.3
                                                                --------    --------     --------    --------
         GROSS MARGIN                                              522.2       550.3      1,535.6     1,490.0
      Selling, general and administrative expenses                 328.3       341.7      1,002.5       970.9
      Restructuring costs                                           48.4        51.2        166.0        69.8
                                                                --------    --------     --------    --------
         OPERATING INCOME                                          145.5       157.4        367.1       449.3
      Nonoperating expenses:
         Interest expense                                           27.4        29.7         88.0        84.1
         Other, net                                                  7.2        13.7         35.2        39.7
                                                                --------    --------     --------    --------
         Net nonoperating expenses                                  34.6        43.4        123.2       123.8
                                                                --------    --------     --------    --------
         INCOME BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 110.9       114.0        243.9       325.5
      Income taxes                                                  35.7        37.8         78.9       109.8
                                                                --------    --------     --------    --------
         INCOME BEFORE CUMULATIVE
            EFFECT OF ACCOUNTING CHANGE                             75.2        76.2        165.0       215.7
      Cumulative effect of accounting change, net of tax              -           -            -        514.9
                                                                --------    --------     --------    --------
         NET INCOME (LOSS)                                          75.2        76.2        165.0      (299.2)
                                                                ========    ========     ========    ========
      Weighted average shares outstanding:
         Basic                                                     274.4       267.2        274.0       267.0
         Diluted                                                   274.4       277.7        274.3       267.7
      Earnings (loss) per share:
         Basic -
            Before cumulative effect of accounting change          $0.27       $0.29        $0.60       $0.81
            Cumulative effect of accounting change                     -           -            -       (1.93)
                                                                --------    --------     --------     -------
            Net income (loss) per common share                     $0.27       $0.29        $0.60      ($1.12)
                                                                ========    ========     ========    ========
         Diluted -
            Before cumulative effect of accounting change          $0.27       $0.29        $0.60       $0.81
            Cumulative effect of accounting change                     -           -            -       (1.93)
                                                                --------    --------     --------     -------
            Net income (loss) per common share                     $0.27       $0.29        $0.60      ($1.12)
                                                                ========    ========     ========    ========
      Dividends per share                                          $0.21       $0.21        $0.63       $0.63


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

     NEWELL RUBBERMAID INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     (DOLLARS IN MILLIONS)

                                                  September 30,    December 31,
                                                      2003             2002
                                                      ----             ----
                                                   (UNAUDITED)
     ASSETS
     CURRENT ASSETS:
        Cash and cash equivalents                      $77.1           $55.1
        Accounts receivable, net                     1,392.6         1,377.7
        Inventories, net                             1,271.2         1,196.2
        Deferred income taxes                          200.4           213.5
        Prepaid expenses and other                     221.2           237.5
                                                    --------        --------
        TOTAL CURRENT ASSETS                         3,162.5         3,080.0
     OTHER ASSETS                                      316.3           286.7
     PROPERTY, PLANT AND EQUIPMENT, NET              1,816.7         1,812.8
     GOODWILL, NET                                   2,298.1         1,847.3
     OTHER INTANGIBLE ASSETS, NET                      373.5           362.1
                                                    --------        --------
        TOTAL ASSETS                                $7,967.1        $7,388.9
                                                    ========        ========


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).


     NEWELL RUBBERMAID INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS (CONT.)
     (DOLLARS AND SHARES IN MILLIONS, EXCEPT PER SHARE DATA)


                                                  September 30,    December 31,
                                                      2003             2002
                                                      ----             ----
                                                   (UNAUDITED)

     LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
        Notes payable                                  $31.6           $25.2
        Accounts payable                               815.9           686.6
        Accrued compensation                           117.5           153.5
        Other accrued liabilities                    1,062.5         1,165.4
        Income taxes                                   139.0           159.7
        Current portion of long-term debt               30.8           424.0
                                                    --------        --------
        TOTAL CURRENT LIABILITIES                    2,197.3         2,614.4
     LONG-TERM DEBT                                  2,538.8         1,856.6
     OTHER NONCURRENT LIABILITIES                      402.4           349.7
     DEFERRED INCOME TAXES                               2.3             4.7
     COMPANY OBLIGATED MANDATORILY REDEEMABLE
     CONVERTIBLE PREFERRED SECURITIES OF A
     SUBSIDIARY TRUST                                  500.0           500.0

     STOCKHOLDERS' EQUITY:
     Common stock, authorized shares,
        800.0 million at $1.00 par value               290.1           283.1
     Outstanding shares:
              2003  - 290.1 million
              2002  - 283.1 million
     Treasury stock, at cost;                         (411.6)         (409.9)
     Shares held:
              2003  - 15.7 million
              2002  - 15.7 million
     Additional paid-in capital                        438.2           237.3
     Retained earnings                               2,135.1         2,143.2
     Accumulated other comprehensive loss             (125.5)         (190.2)
                                                    --------        --------
     TOTAL STOCKHOLDERS' EQUITY                      2,326.3         2,063.5
                                                    --------        --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $7,967.1        $7,388.9
                                                    ========        ========


     SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).




     NEWELL RUBBERMAID INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
     (DOLLARS IN MILLIONS)


                                                                      Nine Months Ended September 30,
                                                                          2003                2002
                                                                          ----                ----
     OPERATING ACTIVITIES:
     Net income (loss)                                                    $165.0            ($299.2)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
        Cumulative effect of accounting change                                 -              514.9
        Depreciation and amortization                                      208.6              218.4
        Deferred income taxes                                                9.6               31.9
        Noncash restructuring and restructuring related charges             73.0               44.7
        Loss on sale of business                                            20.5                  -
        Other                                                               30.7               35.2
     Changes in current accounts excluding the
        effects of acquisitions:
        Accounts receivable                                                 51.7               12.0
        Inventories                                                        (44.8)             (65.2)
        Other current assets                                                 7.1              (21.8)
        Accounts payable                                                   112.3              106.1
        Accrued liabilities and other                                     (213.2)              (7.8)
                                                                         -------            -------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                             420.5              569.2
                                                                         -------            -------
     INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                   (460.0)            (228.5)
     Expenditures for property, plant and equipment                       (247.1)            (185.2)
     Sale of business                                                       10.2                  -
     Disposals of noncurrent assets and other                                  -                7.8
                                                                         -------            -------
     NET CASH USED IN INVESTING ACTIVITIES                                (696.9)            (405.9)
                                                                         -------            -------
     FINANCING ACTIVITIES:
     Proceeds from issuance of debt                                      1,040.5              523.1
     Proceeds from issuance of stock                                       200.1                  -
     Payments on notes payable and long-term debt                         (776.7)            (535.8)
     Cash dividends                                                       (173.1)            (168.2)
     Proceeds from exercised stock options and other                         6.0               16.3
                                                                         -------            -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   296.8             (164.6)
                                                                         -------            -------
     Exchange rate effect on cash                                            1.6                1.2
                                                                         -------            -------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       22.0               (0.1)
     Cash and cash equivalents at beginning of year                         55.1                6.8
                                                                         -------            -------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $77.1               $6.7
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

   FAIR VALUE OF STOCK OPTIONS: On May 7, 2003, the Company's stockholders approved the Newell Rubbermaid Inc. 2003 Stock Plan (the "2003 Plan"). The 2003 Plan provides for grants of up to an aggregate of 15.0 million stock options, stock awards and performance shares (except that no more than 3.0 million of those grants may be stock awards and performance shares). Under the 2003 Plan, the option exercise price will equal the common stock's closing price on the date of grant. Options will vest over five years (which may be shortened to no less than three years) and expire ten years from the date of grant. Also, under the 2003 Plan, none of the restrictions on stock awards will lapse earlier than the third anniversary of the date of grant.

   The Company's stock option plans are accounted for under Accounting Principles Board Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended September 30, (IN MILLIONS, EXCEPT PER SHARE DATA):

                                                     Three Months Ended           Nine Months Ended
                                                        September 30,                September 30,
                                                      2003         2002           2003            2002
                                                      ----         ----           ----            ----
     Net income (loss):
     As reported                                     $75.2        $76.2         $165.0         ($299.2)
     Fair value option expense                        (4.7)        (4.2)         (14.1)          (12.6)
                                                     -----        -----         ------          ------
     Pro forma                                       $70.5        $72.0         $150.9         ($311.8)

     Basic earnings (loss) per share:
     As reported                                     $0.27        $0.29          $0.60          ($1.12)
     Pro forma                                        0.26         0.27           0.55           (1.17)

     Diluted earnings (loss) per share:
     As reported                                     $0.27        $0.29          $0.60          ($1.12)
     Pro forma                                        0.26         0.27           0.55           (1.16)


   RECENT ACCOUNTING PRONOUNCEMENTS: In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (the Interpretation). The Interpretation introduces a new consolidation model - the variable interests model - which determines control and consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. Under the Interpretation, variable interest entities (VIEs) are to be evaluated for consolidation based on their variable interests. Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests include equity investments, loans, leases, derivatives, guarantees, and other instruments whose values change with changes in the VIE's assets. The provisions of the Interpretation apply to interest in VIE's acquired before February 1, 2003. A FASB Staff Position issued in October 2003 deferred the effective date of the Interpretation to the first interim or annual period ending after December 15, 2003 for entities created before February 1, 2003. The Company is currently evaluating the impact FIN 46 will have on its financial statements for any VIE created before February 1, 2003 in which the Company has an interest.

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

   In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (FAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On October 29, 2003 the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of FAS 150 as it relates to mandatorily redeemable non-controlling interests in consolidated subsidiaries that would not be recorded as liabilities under FAS 150 by such subsidiaries. The adoption of the remainder of FAS 150 on July 1, 2003, had no impact on the Company's consolidated financial statements.

   RECLASSIFICATIONS: Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

   NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLE

   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Pursuant to the adoption of FAS 142, the Company performed the required impairment tests of goodwill and indefinite-lived intangible assets and recorded a pre-tax goodwill impairment charge of $538.0 million, $514.9 million net of tax, in the first quarter of 2002. In determining the goodwill impairment, the Company measured the impairment loss as the excess of the carrying amount of goodwill (which included the carrying amount of trademarks) over the implied fair value of goodwill (which excluded the fair value of identifiable trademarks). The Company conducts annual impairment tests in the third quarter and also tests for impairment if events or circumstances occur subsequent to the Company's annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For the nine months ended September 30, 2003, no such impairment charges have been recorded.

   A summary of changes in the Company's goodwill during the nine months ended September 30, 2003 is as follows (IN MILLIONS):

      Balance at December 31, 2002               $1,847.3
      Acquisitions                                  432.8
      Other (primarily foreign exchange)             18.0
                                                 --------
      Balance at September 30, 2003              $2,298.1
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

   The 2003 and 2002 transactions were accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The acquisition costs for 2003 were allocated on a preliminary basis to the fair market value of the assets acquired and liabilities assumed. The Company's final integration plans may include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements.

   The Company continues to formulate integration plans for Lenox and other acquisitions. In 2003, integration plans for acquired businesses resulted in integration plan liabilities of $14.1 million for facility and other exit costs, $10.4 million for employee severance and termination benefits and $6.2 million for other pre-acquisition contingencies.

   The unaudited consolidated results of operations on a pro forma basis, as though the 2003 and 2002 acquisitions of Lenox and American Tool, respectively, had been completed on January 1, 2002, are as follows for the three months and nine months ended September 30, (IN MILLIONS, EXCEPT PER SHARE AMOUNTS):


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                              2003         2002             2003         2002
                                                              ----         ----             ----         ----
     Net sales                                             $1,944.7     $1,996.9         $5,657.2      $5,722.1
     Income before accounting change                          $75.2        $83.7           $165.0        $230.3
     Basic earnings per share before accounting change         $0.27        $0.31            $0.60         $0.86
     Net income (loss)                                        $75.2        $83.7           $165.0       ($284.7)
     Basic earnings (loss) per share                           $0.27        $0.31            $0.60        ($1.07)



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

   NOTE 4 - RESTRUCTURING COSTS

   The Company continues to record restructuring charges associated with the Company's strategic restructuring plan announced on May 3, 2001. The specific objectives of the plan are to streamline the Company's supply chain to be the low cost global provider throughout the Company's portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities, over a three-year period beginning in 2001. In the third quarter of 2003, the Company expanded the scope and estimated cost of its original restructuring plan.

   The original plan estimated approximately $350 million in total restructuring charges. The revised restructuring plan (the "revised plan") estimates total charges ranging from $460 million to $480 million. The increase in total charges from the original restructuring plan is related to the currency translation impact for future European projects (as the Euro and British Pound have significantly strengthened against the US dollar) and the addition of high return projects primarily in the Company's American Tool business.

   Pre-tax restructuring costs consisted of the following (IN MILLIONS):


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                              2003           2002       2003             2002
                                                              ----           ----       ----             ----
     Facility and other exit costs                           $10.7           $13.7       $67.3           $18.4
     Employee severance and termination benefits              31.1            30.5        88.5            43.8
     Exited contractual commitments and other                  6.6             7.0        10.2             7.6
                                                             -----           -----      ------           -----
          Recorded as Restructuring Costs                    $48.4           $51.2      $166.0           $69.8
                                                             =====           =====      ======           =====

   Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $77.7 million and $41.7 million in the first nine months of 2003 and 2002, respectively. A summary of the Company's restructuring plan reserves is as follows (IN MILLIONS):

                                                           12/31/01                     Costs         09/30/02
                                                            Balance      Provision     Incurred        Balance
                                                           --------      ---------     --------       --------
     Facility and other exit costs                           $20.1           $18.4      ($11.5)          $27.0
     Employee severance and termination benefits               6.2            43.8       (28.1)           21.9
     Exited contractual commitments and other                  1.9             7.6        (5.6)            3.9
                                                             ------         ------       -----          ------
                                                             $28.2           $69.8      ($45.2)          $52.8
                                                             ======         ======       =====          ======

                                                           12/31/02                     Costs         09/30/03
                                                            Balance      Provision     Incurred        Balance
                                                           --------      ---------     --------        -------
     Facility and other exit costs                            $36.1          $67.3      ($58.6)          $44.8
     Employee severance and termination benefits               41.1           88.5       (69.7)           59.9
     Exited contractual commitments and other                   2.1           10.2       (11.8)            0.5
                                                              -----         ------      ------          ------
                                                              $79.3         $166.0     ($140.1)         $105.2
                                                              =====         ======      ======          ======

   The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs.

   Under the revised plan, the Company expects to exit 84 facilities and reduce headcount by approximately 12,000 people. At the plan's completion, the Company expects total annual savings of between $150 and $175 million ($125 to $135 million related to the reduced headcount, $10 to $15 million related to reduced depreciation, and $15 to $25 million related to other cash savings). As of September 30, 2003, restructuring reserves held on the Company's books were representative of approximately 100 individual restructuring plans. The following table depicts the material changes in these plans for the nine months ended September 30, aggregated by reportable business segment:


                                      12/31/01                       Costs            09/30/02
     Segment                           Balance         Provision    Incurred          Balance
     -------                          --------         ---------    --------          --------
     Rubbermaid                          $3.1             $7.6        ($7.0)             $3.7
     Sharpie                              2.0              4.9         (3.8)              3.1
     Irwin                               14.1             33.2        (14.9)             32.4
     Calphalon Home                       2.5             14.0        (10.8)              5.7
     Corporate                            6.5             10.1         (8.7)              7.9
                                        -----            -----        -----            ------
                                        $28.2            $69.8       ($45.2)            $52.8
                                        =====            =====        =====            ======

                                     12/31/02                         Costs           09/30/03
     Segment                          Balance          Provision    Incurred          Balance
     -------                         --------          ---------    --------          --------
     Rubbermaid                         $11.9            $33.0       ($28.0)            $16.9
     Sharpie                             22.5             24.9        (24.7)             22.7
     Irwin                               12.8             44.0        (24.8)             32.0
     Calphalon Home                      11.6             61.2        (52.7)             20.1
     Corporate                           20.5              2.9         (9.9)             13.5
                                        -----           ------       ------            ------
                                        $79.3           $166.0      ($140.1)           $105.2
                                        =====           ======       ======            ======

   In the first nine months of 2003, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 4,400 employees. Under the restructuring plan, 73 facilities have been exited and headcount has been reduced by 9,200 employees.

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

   In 2003, the Company recorded a non-cash restructuring charge of $14.0 million relating to the curtailment of a pension plan associated with the closure of one of the Company's exited facilities. The non-cash restructuring charge has been included in employee severance and termination benefits as disclosed in the table above.

   NOTE 5 - INVENTORIES

   Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (IN MILLIONS):

                                         September 30,       December 31,
                                             2003                2002
                                             ----                ----
     Materials and supplies                  $313.9             $308.8
     Work in process                          185.4              174.9
     Finished products                        771.9              712.5
                                           --------           --------
                                           $1,271.2           $1,196.2
                                           ========           ========

   NOTE 6 - LONG-TERM DEBT

   The following is a summary of long-term debt (IN MILLIONS):

                                         September 30,       December 31,
                                             2003                2002
                                             ----                ----
     Medium-term notes                     $1,712.6           $1,680.9
     Commercial paper                         398.2              140.0
     Preferred debt securities                450.0              450.0
     Other long-term debt                       8.8                9.7
                                           --------           --------
              Total debt                    2,569.6            2,280.6
     Current portion of long-term debt        (30.8)            (424.0)
                                           --------           --------
              Long-term Debt               $2,538.8           $1,856.6
                                           ========           ========

   On June 13, 2003, Newell Rubbermaid rolled over the $650.0 million 364 day Revolving Credit Facility that was terminating on June 14, 2003. The new agreement consists of 19 participating banks and will mature on June 11, 2004. The revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The agreement also limits subsidiary indebtedness. As of September 30, 2003, the Company was in compliance with this agreement. No amounts are outstanding under the Revolving Credit Facility as of September 30, 2003.

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

   Through the first nine months of 2003, the Company has terminated certain interest rate swap agreements prior to their scheduled maturities. The following table summarizes the arrangements of each interest rate swap termination that occurred through the nine months ended September 30, 2003:

                                            Fair Value of    Unamortized
   Date of Interest Rate      Total Cash   the Terminated     Gain as of
   Swap Termination            Received         Swaps           9/30/03
   ----------------           ---------         -----           -------
   September 30, 2003            $6.4            $6.0            $6.0
   September 15, 2003             5.7             5.4             5.3
   June 16, 2003                 11.4            10.8             9.8
   February 24, 2003             21.0            17.3            14.7
                                -----           -----           -----
   Total                        $44.5           $39.5           $35.8
                                =====           =====           =====

   The cash received relating to the fair value of the swaps has been included in Other as an operating activity in the Consolidated Statement of Cash Flows. The unamortized gain on the terminated interest rate swaps is accounted for as long-term debt (of which $9.0 million is classified as current). The unamortized gain will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

   NOTE 7 - EARNINGS PER SHARE

   The calculation of basic and diluted earnings per share for the three and nine months ended September 30, is shown below (IN MILLIONS, EXCEPT PER SHARE DATA):


                                                                    "In the      Convertible
                                                         Basic      Money"        Preferred       Diluted
                                                        Method     Options(1)    Securities(2)     Method
                                                        ------     ----------    -------------     ------
     QUARTER ENDED SEPTEMBER 30, 2003
     Net income                                          $75.2          -              -           $75.2
     Weighted average shares outstanding                 274.4          -              -           274.4
     Earnings per share                                   $0.27                                     $0.27

     QUARTER ENDED SEPTEMBER 30, 2002
     Net income                                          $76.2          -             4.4          $80.6
     Weighted average shares outstanding                 267.2         0.6            9.9          277.7
     Earnings per share                                   $0.29                                     $0.29

     NINE MONTHS ENDED SEPTEMBER 30, 2003
     Net income                                         $165.0          -              -          $165.0
     Weighted average shares outstanding                 274.0         0.3             -           274.3
     Earnings per share                                   $0.60                                     $0.60

     NINE MONTHS ENDED SEPTEMBER 30, 2002
     Income before cumulative effect of
       accounting change                                $215.7          -              -          $215.7
     Weighted average shares outstanding                 267.0         0.7             -           267.7
     Earnings per share                                   $0.81                                     $0.81



                                                               13





     Net loss                                          ($299.2)          -                -       ($299.2)
     Weighted average shares outstanding                 267.0           0.7              -         267.7
     Loss per share                                      ($1.12)                                    ($1.12)

     (1)  The weighted average shares outstanding for the three months ended September 30, 2003 and 2002 exclude approximately 10.0 million and 4.4 million stock options, respectively, and approximately 8.0 million and 4.4 million stock options for the nine months ended September 30, 2003 and 2002, respectively, because such options had an exercise price in excess of the average market value of the Company's common stock during the respective periods and would, therefore, be anti-dilutive.

     (2)  The convertible preferred securities are anti-dilutive for the three months ended September 30, 2003 and for the nine months ended September 30, 2003 and 2002, and therefore have been excluded from diluted earnings per share.  Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $4.2 million for the three months ended September 30, 2003, and by $12.6 million and $13.2 million for the nine months ended September 30, 2003 and 2002, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in all periods.


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

   The following table displays the components of accumulated other comprehensive income or loss (IN MILLIONS):

                                                     Foreign        After-tax      After-tax       Accumulated
                                                    Currency       Derivatives      Minimum           Other
                                                   Translation       Hedging        Pension       Comprehensive
                                                      Loss            Gain         Liability          Loss
                                                      ----            ----         ---------          ----
     Balance at December 31, 2002                   ($115.1)          $0.4          ($75.5)         ($190.2)
     Current year change                               54.0            4.0             6.7             64.7
                                                     ------           ----           -----           ------
     Balance at September 30, 2003                   ($61.1)          $4.4          ($68.8)         ($125.5)
                                                      =====           ====           =====           ======



   Total comprehensive income (loss) amounted to the following (IN
   MILLIONS):

                                                       Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                      2003           2002           2003              2002
                                                      ----           ----           ----              ----
     Net income (loss)                                $75.2          $76.2          $165.0          ($299.2)
     Foreign currency translation (loss) gain         (15.5)           5.1            54.0             56.0
     After-tax derivatives hedging gain (loss)          0.5           (6.7)            4.0             12.9
     After-tax minimum pension liability               (0.2)             -             6.7                -
                                                      -----          -----          ------           ------
              Comprehensive income (loss)             $60.0          $74.6          $229.7          ($230.3)
                                                      =====          =====          ======           ======


                                                               14




   NOTE 9 - INDUSTRY SEGMENTS

   In accordance with paragraph 26(a) of Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION," the Company has aggregated certain of its operations segments into four reportable segments. The Company manages its business in these four operating segments that have been named for leading worldwide brands in the Company's product portfolio. In the first quarter of 2003, the Company realigned its Eldon and Panex divisions out of its Sharpie and Calphalon Home operating segments, respectively, and into its Rubbermaid operating segment (prior years' segment data has been reclassified to conform to the current segment structure). This realignment reflects the Company's focus on building large consumer brands, promoting organizational integration and operating efficiencies and aligning the businesses with the Company's strategic account management strategy. In addition, the realignment reflects the revised management and selling structure of the Company. The Company's segment results are as follows (IN MILLIONS):


                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                          ------------                   -------------
                                       2003           2002           2003              2002
                                       ----           ----           ----              ----
      NET SALES (1)
      Rubbermaid                      $767.8         $759.3        $2,237.1         $2,207.7
      Sharpie                          389.1          412.1         1,168.6          1,178.0
      Irwin                            521.2          479.3         1,523.8          1,257.6
      Calphalon Home                   266.6          297.6           727.7            797.0
                                    --------       --------        --------         --------
                                    $1,944.7       $1,948.3        $5,657.2         $5,440.3
                                    ========       ========        ========         ========

      OPERATING INCOME (2)
      Rubbermaid                       $58.8          $77.6          $166.1           $190.4
      Sharpie                           62.8           74.4           200.2            196.7
      Irwin                             71.0           32.8           166.2             94.0
      Calphalon Home                    12.2           31.3            25.0             60.7
      Corporate (3)                    (10.9)          (7.5)          (24.4)           (22.7)
      Restructuring Costs              (48.4)         (51.2)         (166.0)           (69.8)
                                    --------       --------        --------         --------
                                      $145.5         $157.4          $367.1           $449.3
                                    ========       ========        ========         ========

                                                                 September 30,     December 31,
                                                                     2003             2002
                                                                     ----             ----
      IDENTIFIABLE ASSETS
      Rubbermaid                                                   $1,873.5         $1,847.2
      Sharpie                                                         940.6            991.5
      Irwin                                                         1,372.1          1,226.4
      Calphalon Home                                                  710.3            709.8
      Corporate (4)                                                 3,070.6          2,614.0
                                                                   --------         --------
                                                                   $7,967.1         $7,388.9
                                                                   ========         ========


                                     15




   GEOGRAPHIC AREA INFORMATION

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                          ------------                   -------------
                                       2003           2002           2003              2002
                                       ----           ----           ----              ----

      NET SALES
      United States                 $1,382.2       $1,427.5        $4,003.6         $3,981.8
      Canada                            97.9           83.1           268.5            228.5
                                    --------       --------        --------         --------
        North America                1,480.1        1,510.6         4,272.1          4,210.3
      Europe                           358.8          347.0         1,090.2            967.6
      Central and South America         65.7           66.2           187.2            190.1
      All other                         40.1           24.5           107.7             72.3
                                    --------       --------        --------         --------
                                    $1,944.7       $1,948.3        $5,657.2         $5,440.3
                                    ========       ========        ========         ========

      OPERATING INCOME
      United States                   $130.2         $150.3          $341.8           $382.0
      Canada                            21.6           12.8            46.1             27.4
                                    --------       --------        --------         --------
        North America                  151.8          163.1           387.9            409.4
      Europe                           (13.8)         (15.5)          (44.4)             7.1
      Central and South America         (1.7)           7.6             6.9             21.1
      All other                          9.2            2.2            16.7             11.7
                                    --------       --------        --------         --------
                                      $145.5         $157.4          $367.1           $449.3
                                    ========       ========        ========         ========

                                                                 September 30,     December 31,
                                                                     2003             2002
                                                                     ----             ----

      IDENTIFIABLE ASSETS (5)
      United States                                                $5,650.1         $5,151.0
      Canada                                                          138.5            115.7
                                                                   --------         --------
        North America                                               5,788.6          5,266.7
      Europe                                                        1,832.6          1,802.0
      Central and South America                                       236.4            224.4
      All other                                                       109.5             95.8
                                                                   --------         --------
                                                                   $7,967.1         $7,388.9
                                                                   ========         ========


     1)  All intercompany transactions have been eliminated.  Sales to Wal*Mart Stores, Inc.
         and subsidiaries amounted to approximately 16% and 15% of consolidated net sales in the first nine months of 2003 and 2002, respectively.  Sales to no other customer exceeded 10% of consolidated net sales for either period.
     2)  Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.  Trade names amortization is considered a corporate expense and not allocated to business segments.
     3)  Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
     4)  Corporate assets primarily include trade names, goodwill, equity investments and deferred tax assets.
     5)  Transfers of finished goods between geographic areas are not significant.

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

   As of September 30, 2003, the Company has identified and quantified exposures under these representations and indemnifications of approximately $46.0 million, which expire in 2006. As of September 30, 2003, no amounts have been recorded on the balance sheet related to these indemnifications, as the risk of loss is considered remote.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

   RESULTS OF OPERATIONS

   The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales:

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                    September 30,
                                                                  ------------                     ------------
                                                               2003            2002             2003            2002
                                                               ----            ----             ----            ----
      Net sales                                               100.0%          100.0%           100.0%          100.0%
      Cost of products sold                                    73.1%           71.8%            72.9%           72.6%
                                                              ------          ------           ------          ------
            GROSS MARGIN                                       26.9%           28.2%            27.1%           27.4%

      Selling, general and administrative expenses             16.9%           17.5%            17.7%           17.8%
      Restructuring costs                                       2.5%            2.6%             2.9%            1.3%
                                                              ------          ------           ------          ------
            OPERATING INCOME                                    7.5%            8.1%             6.5%            8.3%
      Nonoperating expenses:
         Interest expense                                       1.4%            1.5%             1.6%            1.6%
         Other, net                                             0.4%            0.7%             0.6%            0.7%
                                                              ------          ------           ------          ------
         Net nonoperating expenses                              1.8%            2.2%             2.2%            2.3%
                                                              ------          ------           ------          ------
            INCOME BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF ACCOUNTING CHANGE              5.7%            5.9%             4.3%            6.0%
      Income taxes                                              1.8%            2.0%             1.4%            2.0%
                                                              ------          ------           ------          ------
            INCOME BEFORE CUMULATIVE EFFECT OF
            ACCOUNTING CHANGE                                   3.9%            3.9%             2.9%            4.0%
                                                              ------          ------           ------          ------
      Cumulative effect of accounting change                     --%             --%              --%            9.5%
                                                              ------          ------           ------          ------

            NET INCOME (LOSS)                                   3.9%            3.9%             2.9%           (5.5)%
                                                              ======          ======           ======          ======



   THREE MONTHS ENDED SEPTEMBER 30, 2003 VS. THREE MONTHS ENDED
   SEPTEMBER 30, 2002

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the three months ended September 30, 2003 (third quarter) were $1,944.7 million, a decrease of $3.6 million, or 0.2%, from $1,948.3 million in the comparable quarter of 2002. The decrease resulted from the continued planned exit of high-risk customers and pricing declines, partially offset by a benefit from foreign currency translation and the impact of the Lenox acquisition.

   Gross margin as a percentage of net sales in the third quarter of 2003 was 26.9%, or $522.2 million, versus 28.2%, or $550.3 million, in the comparable quarter of 2002. The reduction in gross margin is primarily related to unfavorable pricing of 2.1% and lower manufacturing volumes as inventories were reduced by $94 million in the third quarter and sales volumes were lower than prior year.

   Selling, general and administrative expenses ("SG&A") in the third quarter of 2003 were 16.9% of net sales, or $328.3 million, versus 17.5%, or $341.7 million, in the comparable quarter of 2002. The decrease in SG&A is primarily the result of the Company's streamlining initiatives.

   The Company recorded pre-tax strategic restructuring charges of $48.4 million ($32.8 million after taxes) and $51.2 million ($34.2 million after tax) in the third quarter of 2003 and 2002, respectively. The 2003 third quarter pre-tax charge included $10.7 million of facility and other exit costs, $31.1 million of employee severance and termination benefits, and $6.6 million in other restructuring costs. The 2002 third quarter pre-tax charge included $13.7 million of facility and other exit costs, $30.5 million of employee severance and termination benefits, and $7.0 million in other restructuring costs. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income in the third quarter of 2003 was 7.5% of net sales, or $145.5 million, versus operating income of 8.1%, or $157.4 million, in the comparable quarter of 2002. Operating income includes restructuring charges of $48.4 million ($32.8 million after taxes) and $51.2 million ($34.2 million after taxes) in the third quarter of 2003 and 2002, respectively. The decrease in operating margins is primarily the result of pricing pressures, increased prices for certain raw materials, lower manufacturing volumes and unfavorable mix, partially offset by a decrease in selling, general and administrative expense related to the Company's streamlining initiatives.

   Net nonoperating expenses in the third quarter of 2003 were 1.8% of net sales, or $34.6 million, versus 2.2%, or $43.4 million, in the comparable quarter of 2002. The decrease in expenses is primarily due to acquisition related charges of $8.7 million ($5.8 million after tax) incurred in the third quarter of 2002 relating to the Company's acquisition of American Tool Companies, Inc.

   The effective tax rate was 32.2% in the third quarter of 2003 versus 33.2% in the third quarter of 2002. This lower rate reflects, among other things, the increase in earnings in low-tax jurisdictions and, in certain jurisdictions, the year over year reduction in current year losses and the use of net operating loss carryforwards.

   Net income for the third quarter of 2003 was $75.2 million, compared to $76.2 million in the third quarter of 2002. Diluted earnings per share were $0.27 in the third quarter of 2003 compared to $0.29 in the third quarter of 2002. The decrease in net income and earnings per share was primarily due to pricing pressures, increased prices for certain raw materials, lower manufacturing volumes and unfavorable mix, partially offset by a decrease in selling, general and administrative expense related to the Company's streamlining initiatives.

   BUSINESS GROUP OPERATING RESULTS:

   Net sales in the four segments in which the Company operates were as follows for the three months ended September 30, (IN MILLIONS):

                                    2003          2002      % Change
                                    ----          ----      --------
   Rubbermaid                      $767.8        $759.3        1.1%
   Sharpie                          389.1         412.1       (5.6)
   Irwin                            521.2         479.3        8.7
   Calphalon Home                   266.6         297.6      (10.4)
                                 --------      --------       ----
      Total Net Sales (1)        $1,944.7      $1,948.3       (0.2)%
                                 ========     ========        ====

   Operating income by segment was as follows for the three months ended September 30, (IN MILLIONS):

                                    2003          2002      % Change
                                    ----          ----       --------
   Rubbermaid                       $58.8         $77.6      (24.2)%
   Sharpie                           62.8          74.4      (15.6)
   Irwin                             71.0          32.8      116.5
   Calphalon Home                    12.2          31.3      (61.0)
   Corporate Costs (2)              (10.9)         (7.5)
   Restructuring Costs              (48.4)        (51.2)
                                   ------        ------
      Total Operating Income (3)   $145.5        $157.4
                                   ======        ======

   (1) All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% and 14% of consolidated net sales in the three months ended September 30, 2003 and 2002, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.
   (2) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
   (3) Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names amortization is considered a corporate expense and not allocated to business segments.

   RUBBERMAID

   Net sales for the third quarter of 2003 were $767.8 million, an increase of $8.5 million, or 1.1%, from $759.3 million in the third quarter of 2002. A high single digit increase at Rubbermaid Home Products and a double-digit increase at Rubbermaid Europe (primarily currency driven) were partially offset by declines in the Little Tikes and Graco businesses, as orders originally scheduled in September slipped to October.

   Operating income for the third quarter of 2003 was $58.8 million, a decrease of $18.8 million, or 24.2%, from $77.6 million in the third quarter of 2002. The decrease in operating income is primarily the result of pricing pressure on non-differentiated items in the Rubbermaid Home Products business and an increase in prices for certain raw materials.

   SHARPIE

   Net sales for the third quarter of 2003 were $389.1 million, a decrease of $23.0 million, or 5.6%, from $412.1 million in the third quarter of 2002. The decrease in sales is caused primarily by softness in the commercial sector, lower back-to-school replenishment orders and the disposition of Cosmolab in March 2003.

   Operating income for the third quarter of 2003 was $62.8 million, a decrease of $11.6 million, or 15.6%, from $74.4 million in the third quarter of 2002. The decrease in operating income is primarily the result of lower sales, inventory reductions and increased investment in strategic marketing initiatives.

   IRWIN

   Net sales for the third quarter of 2003 were $521.2 million, an increase of $41.9 million, or 8.7%, from $479.3 million in the third quarter of 2002. The increase in net sales for the third quarter of 2003 was primarily due to sales from the Lenox acquisition, a high single digit increase at Home Decor (primarily currency driven), and double digit increases in the tools and accessories businesses, partially offset by double-digit declines at Levolor/Kirsch resulting from the planned exit of low margin product lines.

   Operating income for the third quarter of 2003 was $71.0 million, an increase of $38.2 million, or 116.5%, from $32.8 million in the third quarter of 2002. The improvement in operating income was driven by productivity, double-digit sales increases in the tools and accessories businesses and the Lenox acquisition, partially offset by the planned product line exits at Levolor/Kirsch.

   CALPHALON HOME

   Net sales for the third quarter of 2003 were $266.6 million, a decrease of $31.0 million, or 10.4%, from $297.6 million in the third quarter of 2002. The sales decrease was primarily the result of a double-digit decline at the US picture frame business and a high single digit decline in the low-end cookware and bakeware business.

   Operating income for the third quarter of 2003 was $12.2 million, a decrease of $19.1 million, or 61.0%, from $31.3 million in the third quarter of 2002. The decrease in operating income is primarily due to the decline in sales at the US picture frame business, unfavorable product mix and pricing pressure on opening price point products.

   NINE MONTHS ENDED SEPTEMBER 30, 2003 VS. NINE MONTHS ENDED
   SEPTEMBER 30, 2002

   CONSOLIDATED OPERATING RESULTS:

   Net sales for the nine months ended September 30, 2003 were $5,657.2 million, an increase of $216.9 million, or 4.0%, from $5,440.3 million in 2002. The increase resulted from sales contributions from the American Tool Companies, Inc. (American Tool) (acquired April 2002) and American Saw & Mfg. Co. (Lenox) (acquired January 2003) acquisitions and favorable currency translation, offset by unfavorable pricing of 2%.

   Gross margin as a percentage of net sales for the nine months ended September 30, 2003 was 27.1%, or $1,535.6 million, versus 27.4%, or $1,490.0 million, in the comparable period of 2002. The reduction in gross margin is primarily related to pricing pressures, increased prices for certain raw materials and unfavorable product mix at certain businesses, offset by productivity initiatives.

   Selling, general and administrative expenses ("SG&A") for the nine months ended September 30, 2003 were 17.7% of net sales, or $1,002.5 million, versus 17.8%, or $970.9 million, in the comparable period of 2002. The increase in SG&A is primarily the result of the American Tool and Lenox acquisitions and planned investments in marketing initiatives, including the Company's Strategic Account Management Program and Phoenix Program, supporting the Company's brand portfolio and strategic account strategy, partially offset by the Company's streamlining initiatives.

   The Company recorded pre-tax strategic restructuring charges of $166.0 million ($112.4 million after taxes) and $69.8 million ($46.3 million after tax) for the nine months ended September 30, 2003 and 2002, respectively. The 2003 pre-tax charge included $67.3 million of facility and other exit costs, $88.5 million of employee severance and termination benefits, and $10.2 million in other restructuring costs. The 2002 pre-tax charge included $18.4 million of facility and other exit costs, $43.8 million of employee severance and termination benefits, and $7.6 million in other restructuring costs. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

   Operating income for the nine months ended September 30, 2003 was 6.5% of net sales, or $367.1 million, versus operating income of 8.3%, or $449.3 million, in the comparable period of 2002. The decrease in operating margins is primarily the result of increased restructuring charges to streamline the Company's supply chain and the decrease in gross margins.

   Net nonoperating expenses for the nine months ended September 30, 2003 were 2.2% of net sales, or $123.2 million, versus 2.3%, or $123.8 million, in the comparable period of 2002. The reduction in expenses is primarily due to acquisition related charges of $8.7 million ($5.8 million after tax) incurred in 2002 relating to the Company's acquisition of American Tool Companies, Inc. and $13.6 million ($9.0 million after tax) of Anchor Hocking transaction related costs incurred in 2002 associated with the Company's withdrawn divestiture, partially offset by the $21.2 million non-cash pre-tax loss recognized on the sale of the Cosmolab business in March 2003.

   The effective tax rate was 32.3% for the nine months ended September 30, 2003 versus 33.7% in the comparable period of 2002. This lower rate reflects, among other things, the increase in earnings in low-tax jurisdictions and, in certain jurisdictions, the year over year reduction in current year losses and the use of net operating loss carryforwards.

   Income before cumulative effect of accounting change for the nine months ended September 30, 2003 was $165.0 million, compared to $215.7 million in the comparable period of 2002. Diluted earnings per share before cumulative effect of accounting change were $0.60 for the nine months ended September 30, 2003 compared to $0.81 in the comparable period of 2002. The decrease in income and earnings per share before cumulative effect of accounting change was primarily due to increased restructuring charges to streamline the Company's supply chain and the decrease in gross margins.

   Net income (loss) for the nine months ended September 30, 2003 was $165.0 million, compared to ($299.2) million in the comparable period of 2002. Diluted earnings (loss) per share were $0.60 for the nine months ended September 30, 2003 compared to ($1.12) in the comparable period of 2002. The difference in net income and diluted earnings per share is primarily the result of the $538.0 million, $514.9 million net of tax, cumulative effect of an accounting change adjustment related to the Company's adoption of FAS 142 as discussed in Note 2 to the Consolidated Financial Statements (Unaudited), and the decrease in income before cumulative effect of accounting change discussed above.

   BUSINESS SEGMENT OPERATING RESULTS:

   Net sales in the four segments in which the Company operates were as follows for the nine months ended September 30, (IN MILLIONS):

                                      2003          2002       % Change
                                      ----         ----        --------
   Rubbermaid                       $2,237.1     $2,207.7        1.3%
   Sharpie                           1,168.6      1,178.0       (0.8)
   Irwin                             1,523.8      1,257.6       21.2
   Calphalon Home                      727.7        797.0       (8.7)
                                    --------     --------       ----
         Total Net Sales (1)        $5,657.2     $5,440.3        4.0%
                                    ========     ========       ====

   Operating income by segment was as follows for the nine months ended September 30, (IN MILLIONS):

                                        2003        2002       % Change
                                        ----        ----       --------
   Rubbermaid                         $166.1       $190.4      (12.8)%
   Sharpie                             200.2        196.7        1.8
   Irwin                               166.2         94.0       77.0
   Calphalon Home                       25.0         60.7      (58.8)
   Corporate Costs (2)                 (24.4)       (22.7)
   Restructuring Costs                (166.0)       (69.8)
                                      ------       ------
         Total Operating Income (3)   $367.1       $449.3
                                      ======       ======

     (1) All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% and 15% of consolidated net sales in the first nine months of 2003 and 2002. Sales to no other customer exceeded 10% of consolidated net sales for either period.
     (2) Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
     (3) Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names amortization is considered a corporate expense and not allocated to business segments.

   RUBBERMAID

   Net sales for the nine months ended September 30, 2003 were $2,237.1 million, an increase of $29.4 million, or 1.3%, from $2,207.7 million in the comparable period of 2002. A double-digit increase at Rubbermaid Europe (primarily currency driven) and mid-single digit increase at Rubbermaid Home Products was partially offset by a high-single digit decrease in the Graco business and mid-single digit decrease in the Little Tikes business.

   Operating income for the nine months ended September 30, 2003 was $166.1 million, a decrease of $24.3 million, or 12.8%, from $190.4 million in the comparable period of 2002. The decrease in operating income is primarily the result of pricing pressure in opening price point items and increased costs of certain raw materials.

   SHARPIE

   Net sales for the nine months ended September 30, 2003 were $1,168.6 million, a decrease of $9.4 million, or 0.8%, from $1,178.0 million in the comparable period of 2002. The decrease in sales is primarily the result of the disposition of Cosmolab in March 2003. Excluding sales from the divested Cosmolab business, net sales were up by $14.1 million, or 1.2%.

   Operating income for the nine months ended September 30, 2003 was $200.2 million, an increase of $3.5 million, or 1.8%, from $196.7 million in the comparable period of 2002. Operating income was positively impacted by sales growth (excluding Cosmolab), productivity and favorable mix management, partially offset by investments in marketing initiatives.

   IRWIN

   Net sales for the nine months ended September 30, 2003 were $1,523.8 million, an increase of $266.2 million, or 21.2%, from $1,257.6 million in the comparable period of 2002. The increase in net sales through the first nine months of 2003 was primarily due to incremental sales from the American Tool and Lenox acquisitions, a double digit sales increase at Home Decor (primarily currency driven) and double-digit increases in the tools and accessories businesses, partially offset by double-digit sales declines at Levolor/Kirsch resulting from the planned exit of low margin product lines.

   Operating income for the nine months ended September 30, 2003 was $166.2 million, an increase of $72.2 million, or 77.0%, from $94.0 million in the comparable period of 2002. The improvement in operating income was driven by productivity, the Lenox and American Tool acquisitions and double-digit sales increases in the tools and accessories businesses, partially offset by the planned product line exits at Levolor/Kirsch.

   CALPHALON HOME

   Net sales for the nine months ended September 30, 2003 were $727.7 million, a decrease of $69.3 million, or 8.7%, from $797.0 million in the comparable period of 2002. The sales decrease was primarily due to the decline in sales at the US picture frame business, the result of the Company's planned exit from certain high risk customers and pricing pressure on opening price point items.

   Operating income for the nine months ended September 30, 2003 was $25.0 million, a decrease of $35.7 million, or 58.8%, from $60.7 million in the comparable period of 2002. The decrease in operating income is primarily due to the decline in sales at the US picture frame business and pricing pressure on opening price point products.

   LIQUIDITY AND CAPITAL RESOURCES
   -------------------------------

   SOURCES:

   The Company's primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

   Cash provided from operating activities for the nine months ended September 30, 2003 was $420.5 million compared to $569.2 million for the comparable period of 2002. The decrease in cash provided from operating activities was due to a decrease in earnings before non-cash charges of $57.2 million and a net increase in working capital which used an additional $110.2 million, partially offset by deferred gains of $18.7 million relating to the early termination of certain interest rate swap arrangements.

   Through the first nine months of 2003, the Company received proceeds from the issuance of debt of $1,040.5 million compared to $523.1 million in the year ago period.

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

   The Company has a $1.0 billion universal shelf registration statement that became effective in April 2003 under which debt and equity securities may be issued. Through the first nine months of 2003, $400.0 million of medium term notes were issued under this shelf registration statement, the proceeds of which were used to pay down commercial paper.

   USES:

   The Company's primary uses of liquidity and capital resources include acquisitions, dividend payments and capital expenditures.

   Cash used for acquisitions was $460.0 million for the first nine months of 2003, compared to $228.5 million in the year ago period, and is related primarily to the acquisition of Lenox, which was funded through the issuance of commercial paper.

   On March 27, 2003, the Company completed the sale of its Cosmolab business, a division of the Sharpie segment. The Company received cash proceeds of $7.5 million related to the Cosmolab transaction. The Company used the proceeds from the sale to reduce its commercial paper borrowings.

   In the first nine months of 2003, the Company made payments on long-term debt of $776.7 million compared to $535.8 million in the year ago period.

   On January 10, 2003, the Company received proceeds from the issuance of stock of $200.1 million. The proceeds received were used to reduce the Company's commercial paper borrowings. Refer to Note 6 in the Consolidated Financial Statements (Unaudited) for further information.

   Cash used for restructuring activities was $77.7 million and $41.7 million in the first nine months of 2003 and 2002, respectively. Such cash payments represent primarily employee termination benefits.

   Capital expenditures were $247.1 million and $185.2 million in the first nine months of 2003 and 2002, respectively. The increase in capital expenditures is primarily due to the acquisitions of American Tool and Lenox and the Company's increased investment in new product development and productivity initiatives.

   Aggregate dividends paid were $173.1 million and $168.2 million during the first nine months of 2003 and 2002, respectively.

   Retained earnings decreased in the first nine months of 2003 by $8.1 million. The reduction in retained earnings is due to cash dividends paid on common stock, partially offset by current year earnings.

   Working capital at September 30, 2003 was $965.2 million compared to $465.6 million at December 31, 2002. The current ratio at September 30, 2003 was 1.44:1 compared to 1.18:1 at December 31, 2002. The increase in working capital and the current ratio is due to the American Tool and Lenox acquisitions, and a reduction in the current portion of long-term debt.

   Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders' equity) was .47:1 at September 30, 2003 and .47:1 at December 31, 2002.

   The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses; however, certain events, such as significant acquisitions, could require additional external financing.

   MINIMUM PENSION LIABILITY
   -------------------------

   The decline in U.S. and European interest rates since November 2002 has caused the Company to change the discount rate used to calculate the present value of its pension liabilities from 6.75% at December 31, 2002 to an estimated 6.25% at December 31, 2003, increasing the Company's pension plan liability. As a result, the Company's pension plan, which historically has had an over-funded position, currently is under-funded. In accordance with the Financial Accounting Standards Board (FASB) Statement No. 87, Employers' Accounting for Pensions, the

   Company expects to record an additional minimum pension liability adjustment at December 31, 2003. Based on September 30, 2003 plan asset values, the approximate effect of this non-cash adjustment would be to increase the pension liability by approximately $175 to $210 million, with a corresponding charge to equity, net of taxes of approximately $110 to $130 million. The direct charge to stockholders' equity would not affect net income, but would be included in other comprehensive income. The Company remains confident that its pension plan has the appropriate long-term investment strategy and the Company's liquidity position is expected to remain strong.

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

   The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. This model estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at September 30, 2003 as they represent hypothetical, not realized losses. The following table indicates the calculated amounts for the nine months ended September 30, (IN MILLIONS):


                          2003                     2002
                          Nine                     Nine
                         Month   September 30,    Month   September 30,  Confidence
                        Average      2003        Average      2002          Level
                        -------      ----        -------      ----          -----
   Interest rates        $22.4       $21.1        $17.4      $21.2           95%
   Foreign exchange       $1.2        $1.1         $0.3       $0.4           95%



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

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in the Company's

   Management's Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

   ITEM 4.  CONTROLS AND PROCEDURES

        a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of September 30, 2003, the Company's chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company's disclosure controls and procedures were effective.

        b) CHANGES IN INTERNAL CONTROLS. There have been no significant changes in the Company's internal controls or in other facts that could significantly affect internal controls subsequent to the date of their evaluation.

   PART II.  OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS

   Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits:

             4.3 Rights Agreement, dated as of August 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated August 6, 1998), as amended by a First Amendment to Rights Agreement effective as of September 29, 2003, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form 8-A/A, filed October 27, 2003).

             4.7  Specimen Common Stock.

             12.  Statement of Computation of Ratio of Earnings to Fixed
                  Charges.

             31.1 Certification of Chief Executive Officer Pursuant to
                  Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Chief Financial Officer Pursuant to
                  Rule 13a-14(a) or Rule 15d-14(a) , As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Chief Executive Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Chief Financial Officer Pursuant to 18
                  U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             99.1 Safe Harbor Statement.

        (b)  Reports on Form 8-K:

             Report on Form 8-K, dated July 31, 2003, that included a press release announcing the Company's results for the second fiscal quarter ended June 30, 2003.

             Report on Form 8-K, dated September 2, 2003, that included a press release announcing the Company's appointment of three key executives to expanded roles.

             Report on Form 8-K, dated September 10, 2003, that included a press release announcing the appointment of The Bank of New York as the Company's new stock transfer agent, registrar and dividend disbursement and reinvestment agent, effective September 29, 2003.

                                 SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEWELL RUBBERMAID INC.
                                   Registrant


    Date: November 10, 2003        /s/ J. Patrick Robinson
                                   -------------------------------------
                                   J. Patrick Robinson
                                   Vice President - Corporate Controller
                                   and Chief Financial Officer