Form 10-K
period 2003-12-31
NEWELL RUBBERMAID INC
filed 2004-03-15
CIK 814453

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
DECEMBER 31, 2003	1-9608

NEWELL RUBBERMAID INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3514169 (I.R.S. Employer Identification No.)

10 B Glenlake Parkway, Suite 600 Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

Registrant’s telephone number, including area code: (770) 670-2232

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $1 par value per share, and associated Common Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒      No ☐

There were 274.8 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of February 29, 2004. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2003) beneficially owned by non-affiliates of the Registrant was approximately $7,560.0 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 12, 2004.

PART I

ITEM 1. BUSINESS

“Newell” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly-owned subsidiaries, as the context requires.

WEBSITE ACCESS TO SECURITIES AND EXCHANGE COMMISSION REPORTS

The Company’s Internet website can be found at www.newellrubbermaid.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission.

GENERAL

The Company is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including department/specialty stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company’s basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company’s multi-product offering consists of name-brand consumer products in five business segments: Cleaning and Organization; Office Products; Home Fashions; Tools and Hardware; and Other. The Company’s financial objectives are to achieve above-average sales and earnings per share growth, maintain a superior return on investment and maintain a conservative level of debt.

The Company’s six transformational strategic initiatives are as follows: Productivity, Streamlining, New Product Development, Marketing, Strategic Account Management, and Collaboration.

Productivity is the initiative to reduce the cost of manufacturing a product by at least five percent per year, every year in order to become the best cost supplier. Streamlining is the commitment to reduce non-value added costs and cut out excess layers. New Product Development represents the commitment to develop and introduce cutting-edge, innovative new products to the market and develop best-cost products to meet end-user needs. The Marketing initiative represents the Company’s commitment to transform from a “push” to “pull” marketing organization, focusing on the end-user. The Strategic Account Management initiative represents the Company’s program to allocate resources to those strategic retailers the Company believes will continue to grow in the future. Collaboration is the Company’s initiative for the divisional operating units to work together and maximize economies of scale and the use of best practices.

Refer to the forward-looking statements section of Management’s Discussion and Analysis for a discussion of the Company’s forward-looking statements.

BUSINESS SEGMENTS

In 2003, the Company made several organizational changes, divided the company into two major groups, and named two chief operating officers. As of December 31, 2003, the Company realigned its reporting segments to reflect the changes in the Company’s structure and to more appropriately reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The realignment streamlines what had previously been four operating segments (prior years’ segment data has been reclassified to conform to the current segment structure). The Company reports its results in five reportable segments as follows:

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Home Fashions	Drapery houseware, window treatments, frames
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet hardware, propane torches
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, glassware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers, outdoor play equipment

CLEANING AND ORGANIZATION

The Company’s Cleaning and Organization business is conducted by the Rubbermaid Home Products, Rubbermaid Food and Beverage, Rubbermaid Commercial Products, Rubbermaid Europe and Rubbermaid Canada divisions. These divisions design, manufacture or source, package and distribute indoor and outdoor organization, home storage, food storage and cleaning products.

Rubbermaid Home Products, Rubbermaid Food and Beverage, Rubbermaid Commercial Products, Rubbermaid Europe and Rubbermaid Canada sell their products under the Rubbermaid®, Brute®, Roughneck®, TakeAlongs® and Stain ShieldTM trademarks.

Rubbermaid Home Products, Rubbermaid Food and Beverage, Rubbermaid Europe and Rubbermaid Canada market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, as well as regional direct sales representatives and market-specific sales managers. Rubbermaid Commercial Products markets its products directly and through distributors to commercial channels and home centers using a direct sales force.

OFFICE PRODUCTS

The Company’s Office Products business is conducted by the divisions of Sanford North America, Sanford Europe, Sanford Latin America and Sanford Asia Pacific. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, and other art supplies. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford Europe, Latin America and Asia Pacific primarily design and manufacture, package and distribute ballpoint pens, wood-cased pencils, roller ball pens and art supplies for the retail and distributor markets.

Office Products primarily sells its products under the trademarks Sanford®, Sharpie®, Paper Mate®, Parker®, Waterman®, Colorific®, Eberhard Faber®, Berol®, Grumbacher®, Reynolds®, rotring®, uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo®, Accent®, Vis-à-Vis®, Expresso®, Liquid Paper®, and Mongol®.

Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors, using a network of company sales representatives, regional sales managers, key account managers and selected manufacturers’ representatives. Sanford Europe, Latin America and Asia Pacific market their products directly to retailers and distributors using a direct sales force.

HOME FASHIONS

The Company’s Home Fashions business is conducted by the Levolor/Kirsch, Home Décor Europe, Swish UK, Frames Europe and Burnes divisions. Levolor/Kirsch primarily designs, manufactures or sources, packages and distributes drapery hardware, made-to-order and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades for the retail marketplace. Levolor/Kirsch also produces window treatment components for custom window treatment fabricators. Home Décor Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace. Swish UK is a manufacturer and marketer of shelving and storage products, cabinet hardware and functional trims. Frames

Europe and Burnes primarily design, manufacture or source, package and distribute wood, wood composite, plastic and metal ready-made picture frames and photo albums.

Levolor/Kirsch primarily sells its products under the trademarks Levolor®, Newell®, and Kirsch®. Home Décor Europe and Swish UK primarily sell their products under the trademarks Swish®, Douglas Kane®, Nenplas®, Homelux®, Gardinia®, Caroline® and Kirsch®. Frames Europe primarily sells its products under the trademarks Albadecor® and Panodia®. Burnes ready-made picture frames are sold primarily under the trademarks Intercraft®, Decorel®, Burnes of Boston®, Carr®, Rare Woods®, Terragrafics® and Connoisseur®, while photo albums are sold primarily under the Holson® trademark.

Levolor/Kirsch markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers, using a network of manufacturers’ representatives, as well as regional account and market-specific sales managers. Home Décor Europe and Swish UK market their products to mass merchants and buying groups using a direct sales force. Frames Europe markets its products to mass merchants, buying groups and the do-it-yourself market using a direct sales force. Burnes markets its products directly to mass merchants, warehouse clubs, grocery/drug stores and department/specialty stores, using a network of manufacturers’ representatives, as well as regional zone and market-specific sales managers. Intercraft®, Decorel® and Holson® products are sold primarily to mass merchants, while the remaining U.S. brands are sold primarily to department/specialty stores.

TOOLS AND HARDWARE

The Company’s Tools and Hardware business is conducted by the following divisions: Irwin North America, Irwin Latin America, Irwin Europe, Lenox, BernzOmatic, Shur-Line and Amerock. Irwin North America, Irwin Latin America, Irwin Europe and Lenox manufacture and source, package and distribute hand tools and power tool accessories. BernzOmatic manufactures and sources, packages and distributes propane torches. Shur-Line manufactures and distributes manual paint applicator products. Amerock manufactures or sources, packages and distributes cabinet hardware for the retail and O.E.M. marketplace and window and door hardware for window and door manufacturers.

Irwin North America, Irwin Latin America and Irwin Europe primarily sell their products under the trademarks Irwin®, Vise-Grip®, Marathon®, Twill®, Hanson®, Speedbor®, Jack®, Quick-Grip®, Chesco®, Unibit®, Record®, Marples®, and Strait-Line®. Lenox primarily sells its products under the Lenox® brand. BernzOmatic primarily sells its products under the BernzOmatic® trademark. Shur-Line primarily sells its products under the trademarks Shur-Line® and Rubbermaid®. Amerock primarily sells its products under the trademarks Amerock®, Allison® and Ashland®.

Irwin North America, Irwin Latin America, Irwin Europe, Lenox, BenzOmatic, Shur-Line and Amerock market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers, using a network of manufacturers’ representatives, as well as regional account and market-specific sales managers.

OTHER

The Company’s Other business is conducted by the following divisions: Calphalon and Panex cookware and bakeware, Anchor Hocking, Cookware Europe, Little Tikes, Graco, Goody and Cosmolab. Calphalon and Panex primarily design, manufacture, package and distribute aluminum and steel cookware and bakeware and hard anodized aluminum and stainless steel cookware and bakeware for the department/specialty store marketplace for the U.S. and Central and South America retail marketplace. In addition, Calphalon designs, manufactures, packages and distributes various specialized aluminum cookware and bakeware items for the food service industry and produces aluminum contract stampings and components for other manufacturers and makes aluminum and plastic kitchen tools and utensils. Calphalon’s manufacturing operations are highly integrated, rolling sheet stock from aluminum ingot, and producing phenolic handles and knobs at its own plastics molding facility. Anchor Hocking and Cookware Europe primarily design, manufacture, package and distribute glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Anchor Hocking also produces foodservice products, glass lamp parts, lighting components, meter covers and appliance covers for the foodservice and specialty markets. Cookware Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa. The Little Tikes and Graco businesses design, manufacture or source, package and distribute infant and juvenile products such as toys, high chairs, car seats, strollers, play yards, ride-ons and outdoor activity play equipment. Goody designs, sources, manufactures, packages and distributes hair care accessories. Cosmolab primarily designed and manufactured, packaged and distributed private label cosmetic pencils for commercial customers (divested in March 2003).

Calphalon primarily sells its products under the trademarks Calphalon®, Mirro®, WearEver®, Regal®, Panex®, Penedo™, Rochedo™, Clock™, AirBake®, Cushionaire®, Concentric Air®, Channelon®, WearEver Air®, Club®, Royal Diamond® and Kitchen Essentials®. Anchor Hocking products are sold primarily under the trademarks Anchor™, Anchor Hocking® and Oven Basics®. Cookware Europe’s products are sold primarily under the trademarks Pyrex®, (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam® and Vitri®. Little Tikes and Graco primarily sell their products under the Little Tikes®, Graco® and Century® trademarks. Goody markets its products primarily under the Ace® and Goody® trademarks.

Calphalon markets its products directly to mass merchants, department/specialty stores, warehouse clubs, grocery/drug stores, hardware distributors, cable TV networks and select contract customers, using a network of manufacturers’ representatives, as well as regional zone and market-specific sales managers. Anchor Hocking markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, department/specialty stores, hardware distributors and select contract customers, using a network of manufacturers’ representatives, as well as regional zone and market-specific sales managers. Anchor Hocking also markets its products to manufacturers that supply the mass merchant and home party channels of trade. Cookware Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers’ representatives in some markets. Little Tikes and Graco market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, as well as regional direct sales representatives and market-specific sales managers. Goody markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, using a network of manufacturers’ representatives, as well as regional direct sales representatives and market-specific sales managers.

NET SALES BY BUSINESS SEGMENT

The following table sets forth the amounts and percentages of the Company’s net sales for the three years ended December 31, (in millions, except percentages) (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company’s five business segments. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16%, 15% and 15% of consolidated net sales in each of the years ended December 31, 2003, 2002 and 2001. Sales to no other customer exceeded 10% of consolidated net sales. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 16 to the Consolidated Financial Statements.

		% of		% of		% of
	2003	total	2002	total	2001	total
Cleaning and Organization	$2,013.7	26.0%	$1,901.8	25.5%	$1,819.1	26.3%
Office Products	1,681.2	21.7	1,684.1	22.6	1,608.8	23.3
Home Fashions	1,258.7	16.2	1,425.5	19.1	1,435.2	20.8
Tools and Hardware	1,199.7	15.5	783.0	10.5	432.6	6.3
Other	1,596.7	20.6	1,659.5	22.3	1,613.6	23.4

Total Company	$7,750.0	100.0%	$7,453.9	100.0%	$6,909.3	100.0%

Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

GROWTH STRATEGY

The Company’s growth strategy emphasizes internal growth and acquisitions.

Internal Growth

The Company has grown internally principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers’ international expansion. Internal growth is defined by the Company as growth from its “core businesses,” which include continuing businesses owned more than one year and minor acquisitions. The Company’s goal is to achieve above-average internal growth.

Acquisition Strategy

The Company supplements internal growth by acquiring businesses with prominent consumer-focused, retail brands and improving the profitability of such businesses through the implementation of the Company’s strategic initiatives. Other strategic criteria for an acquisition include the Company’s ability to grow the business, its importance to key customers, its relationship to existing product lines, its function as a low-cost source of supply, its ability to provide the Company with an entrance into a new market, and the extent to which the Company can utilize the Phoenix Program in operating the business. In addition, the Company will consider the business’ actual and potential impact on the operating performance of the Company’s Group at issue. While the Company evaluates alternatives continuously, its priority will be to reduce debt rather than invest in significant acquisitions over the next 12-18 months. See Item 6 and Footnote 2 to the Consolidated Financial Statements for a description of recent transactions.

Selective Globalization

The Company is pursuing selective international opportunities to further its internal growth and acquisition objectives. The rapid growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Europe, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company’s domestic customers whose businesses are growing internationally. The Company’s recent acquisitions, combined with existing sales to foreign customers, increased its sales outside the U.S. to approximately 29% of total sales in 2003 from 27% of total sales in 2002 and 2001.

Additional information regarding acquisitions of businesses is included in Item 6 and Footnote 2 to the Consolidated Financial Statements.

DIVESTITURE AND PRODUCT LINE RATIONALIZATION

The Company’s divestiture and product line rationalization strategy emphasizes the divestiture of businesses and product offerings that do not meet the Company’s long-term strategic goals and objectives.

The Company consistently reviews its businesses and product offerings, assesses their strategic fit and seeks opportunities to divest of non-strategic businesses. The criteria used by the Company in assessing the strategic fit include: the Company’s ability to grow the business; its importance to key customers; its relationship to existing product lines; its impact to the market; and the business’ actual and potential impact on the operating performance of the Company.

The priority is to divest non-core businesses at reasonable valuations. See Footnotes 2 and 18 to the Consolidated Financial Statements for a description of recent transactions.

STRATEGIC INITIATIVES

Productivity

The Company’s objective is to reduce the cost of manufacturing a product by at least five percent per year on an ongoing basis with the goal of becoming the best-cost supplier to our customers. To achieve productivity, the Company focuses on reducing purchasing costs, materials handling costs, manufacturing inefficiencies, and excess overhead costs to reduce the overall cost of manufacturing products.

The planned deployment of Newell Operational Excellence (NWL OPEX) throughout the Company’s manufacturing network is aimed to deliver the Company’s productivity targets. NWL OPEX is designed to be a methodical process focused on lean manufacturing which includes installing the right manufacturing and distribution metrics and driving improvements quarter after quarter. In addition to the cost reductions, other key components of NWL OPEX are improved quality and service levels and the reduction of inventory lead times.

Streamlining

The streamlining initiative represents the Company’s commitment and focus on reducing non-value added activities and excess layers within the organization. The Company’s goal is to use the savings generated from streamlining to fund marketing and other key initiatives, without increasing total expenses. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally.

New Product Development

The Company is determined to become the leader in introducing cutting-edge, innovative, and patented new products to the marketplace. The Company seeks to employ the best and brightest new product engineers in order to achieve this goal through the implementation and execution of a world-class product development process. The Company’s intention is to become a “new product machine” that will enhance the brand image and help secure additional store listings.

Marketing

The Company’s objective is to develop long-term, mutually beneficial partnerships with its customers and become their supplier of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name staple products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.

The Company’s marketing skills help customers stimulate store traffic and sales through timely advertising and innovative promotions. The Company also assists customers in differentiating their offerings by customizing products and packaging. Through self-selling packaging and displays that emphasize good-better-best value relationships, retail customers are encouraged to trade up to higher-value, best quality products.

The Company is also committed to selective media advertising, including national television advertising where appropriate, in order to increase brand awareness among end-users of the product.

Customer service also involves customer contact with top-level decision makers at the Company’s divisions. As part of its decentralized structure, the Company’s division presidents are the chief marketing officers of their product lines and communicate directly with customers. This structure permits early recognition of market trends and timely response to customer problems.

Phoenix Program

The marketing effort focuses largely on an extensive grass roots marketing campaign, highlighted by our Phoenix Program, which was introduced in 2001. This initiative is an action-oriented field sales force consisting of recent university graduates. The team works in the field, primarily within our Strategic Account structure, performing in-store product demonstrations, event marketing, on-shelf merchandising, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Strategic Account Management Program, to maximize shelf space potential.

Strategic Account Management

The Strategic Account Management Program is the Company’s sales and marketing approach that focuses growth efforts on strategic accounts with high long-term growth potential. Separate sales organizations have been established to more effectively manage the relationship at the largest strategic accounts, specifically Wal*Mart, The Home Depot and Lowe’s. As part of this program, the Company established President level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with “one face” to enhance the Company’s response time, understand the customer’s needs and support the best possible customer relationship.

Collaboration

Collaboration represents the Company’s focus to benefit from the sharing of best practices and the reduction of costs achieved through economies of scale. For example, functions, such as purchasing and distribution and transportation, have been centralized to increase buying power across the Company.

Additionally, certain administrative functions are centralized at the corporate level including cash management, accounting systems, capital expenditure approvals, order processing, billing, credit, accounts receivable, data processing operations and legal functions. Centralization concentrates technical expertise in one location, making it easier to observe overall business trends and manage the Company’s businesses.

OTHER INFORMATION

Multi-Product Offering

The Company’s increasingly broad product coverage in multiple product lines permits it to more effectively meet the needs of its customers. With families of leading, brand name products and profitable new products, the Company also can help volume purchasers sell a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income and encourage impulse buying by retail customers.

Customer Service

The Company believes that one of the primary ways it distinguishes itself from its competitors is through customer service. The Company’s ability to provide superior customer service is a result of its information technology, marketing and merchandising programs designed to enhance the sales and profitability of its customers and consistent on-time delivery of its products.

On-Time Delivery

A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. A growing trend among retailers is to purchase on a “just-in-time” basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer-buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the vast majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enable the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers.

Foreign Operations

Information regarding the Company’s 2003, 2002 and 2001 foreign operations and financial information by geographic area are included in Footnote 16 to the Consolidated Financial Statements and is incorporated by reference herein.

Raw Materials

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

Backlog

The dollar value of unshipped factory orders is not material.

Seasonal Variations

The Company’s product groups are only moderately affected by seasonal trends. The Cleaning and Organization business segment typically has higher sales in the second half of the year due to retail stocking related to the holiday season; the Tools and Hardware and Home Fashions business segments typically have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Office Products business segment has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company’s consolidated quarterly sales do not fluctuate significantly, unless a significant acquisition is made.

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, increasingly important to its business. The Company believes that no individual patent, trademark, brand name or trade name, other than the United States registered “Rubbermaid” trademark, is material to its consolidated operations.

Competition

The Company competes with numerous other manufacturers and distributors of consumer products, many of which are large and well-established. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers, many of which have strong bargaining power with suppliers. This environment significantly limits the Company’s ability to recover cost increases through selling prices. Other trends among retailers are to foster high levels of competition among suppliers, to demand that manufacturers supply innovative new products and to require suppliers to maintain or reduce product prices and deliver products with shorter lead times. Another trend, in the absence of a strong new product development effort or strong end-user brands, is for the retailer to import generic products directly from foreign sources. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service.

For more than 30 years, the Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company’s largest customer, Wal*Mart (which includes Sam’s Club), accounted for approximately 16% of net sales in 2003. Other top ten customers included (in alphabetical order): Ace Hardware, Lowe’s, Office Depot, Office Max, Staples, Target, The Home Depot, Toys ‘R Us and United Stationers.

The Company’s other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative “good-better-best” marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

Environment

Information regarding the Company’s environmental matters is included in Management’s Discussion and Analysis section of this report and in Footnote 17 to the Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

Information regarding the Company’s research and development costs for each of the past three fiscal years is included in Footnote 1 to the Consolidated Financial Statements and is incorporated by reference herein.

Employees

As of December 31, 2003, the Company had approximately 40,000 employees worldwide, of whom approximately 7,400 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.

ITEM 2. REAL PROPERTIES

The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Cleaning and Organization; Office Products; Home Fashions; Tools and Hardware; and Other. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of our products. The Company also maintains sales offices throughout the United States and the world. The corporate offices are located in Georgia in leased space in Atlanta. Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company’s properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

OWNED OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER
CLEANING AND ORGANIZATION
AZ Mexico TN VA AZ France France France Germany Hungary IA Mexico Mexico NC Netherlands OH OH Canada Poland Spain TX TX TX KS CA MO Canada TN WI	Phoenix
Cadereyta
Cleveland
Winchester
Phoenix
Amiens
Grossiat
Lomme
Dreieich
Debrecen
Centerville
Mexico City
Tultitlan
Greenville
Brunssum
Mogadore
Wooster
Mississauga
Seupsk
Zaragoza
Cleburne
Greenville
Wills Point
Winfield
Vista
Jackson
Watford
Maryville
Madison	L L O O/L O O O L O L O/L O O O O L O O O O O O L O/L L O/L L O O	Commercial Products
Commercial Products
Commercial Products 2 facilities
Commercial Products 2 facilities
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products 2 facilities
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Products 2 facilities
Home Storage Systems
Home Storage Systems
Home Storage Systems
Office & Storage Organizers
Office & Storage
OFFICE PRODUCTS
	CA IL	Santa Monica Bellwood	L O	Writing Instruments Writing Instruments 3 facilities

	IL	Bolingbrook	L	Writing Instruments
	TN	Lewisburg	O	Writing Instruments
	TN	Shelbyville	O	Writing Instruments 2 facilities
	WI	Janesville	L	Writing Instruments
	Canada	Oakville	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	France	St. Herblain	O	Writing Instruments
	France	Valence	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Germany	Baden-Baden	L	Writing Instruments
	Mexico	Pasteje	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	Mexico	Tlalnepantla	O	Writing Instruments
	UK	Newhaven	O	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
HOME FASHIONS
	Mexico	Ciudad Juarez	L	Window Treatments
	AZ	Douglas	L	Window Treatments
	Canada	Calgary	L	Window Treatments
	Canada	Toronto	L	Window Treatments
	Denmark	Hornum	O	Window Treatments
	France	Feuquieres-en-Vimeu	O	Window Treatments
	France	Tremblay-les-Village	O	Window Treatments
	Germany	Borken	L	Window Treatments
	Germany	Isny	O	Window Treatments
	IL	Freeport	O	Window Treatments
	Italy	Como	O	Window Treatments
	NC	High Point	L	Window Treatments
	Sweden	Anderstorp	O	Window Treatments
	Sweden	Malmo	O	Window Treatments
	UK	Ashbourne	O	Window Treatments
	UK	Birmingham	O/L	Window Treatments
	UK	Tamworth	O	Window Treatments
	UK	Watford Herts	L	Window Treatments
	UT	Ogden	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
	France	La Ferte Milon	O	Picture Frames
	France	Neunge Sur Beuvron	O/L	Picture Frames
	France	St. Laurent Sur	O	Picture Frames
Gorre
	Mexico	Durango	O	Picture Frames
	NC	Statesville	O	Picture Frames

	TX	Laredo	L	Picture Frames
	TX	Taylor	O	Picture Frames
	TX	Austin	L	Picture Frames
	NH	Claremont	O	Photo Albums
TOOLS AND HARDWARE
	WI	Milwaukee	O	Paint Applicators
	NY	Medina	O	Propane/Oxygen Hand Torches
	IL	Rockford	O	Hardware
	TN	Memphis	L	Small Hardware
	IN	Lowell	O	Window Hardware
	NE	DeWitt	O	Tools
	MA	East Longmeadow	O	Tools
	ME	Gorham	O	Tools
	OH	Wilmington	O	Tools 3 facilities
	NC	Huntersville	L	Tools
	Australia	Auburn	L	Tools
	Australia	Scoresby	L	Tools
	Canada	Cambridge	L	Tools
	New Zealand	Auckland	L	Tools
	New Zealand	Rotorua	L	Tools
	New Zealand	Wellsford	O	Tools
	Portugal	Velha	L	Tools
	Poland	Brodnica	O	Tools
	Brazil	San Paulo	O	Tools 2 facilities
	Brazil	Carlos Bobos	O	Tools
	Denmark	Asnaes	O	Tools
	Denmark	Copenhagen	O	Tools
	Denmark	Thisted	O	Tools
	UK	Sheffield	O	Tools
	UK	Wigan	O	Tools
OTHER
	OH	Perrysburg	O	Cookware
	Mexico	Nuevo Laredo	L	Cookware & Bakeware
	Brazil	Sao Paulo	L	Cookware
	Germany	Muhltal	O	Plastic Storage Ware
	UK	Sunderland	O	Glassware & Bakeware
	France	Chateauroux	O	Glassware & Bakeware
	OH	Lancaster	O	Glassware & Bakeware
	PA	Monaca	O	Glassware & Food Service
	MO	Farmington	O	Outdoor Play Systems
	Canada	Paris	L	Outdoor Play Systems
	CA	San Bernadino	O	Infant Products
	OH	Macedonia	O	Infant Products

PA	Elverson	O	Infant Products
PA	Exton	L	Infant Products
PA	Chester Springs	L	Infant Products
Mexico	Piedras Negras	L	Infant Products
OH	Hudson	O	Juvenile Products
OH	Sebring	O	Juvenile Products
Luxembourg	Niedercorn	O	Juvenile Products
GA	Manchester	O	Hair Accessories
GA	Columbus	O	Hair Accessories 2 facilities
GA	Atlanta	L	Hair Accessories

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 17 to the Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2003.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position With The Company
Joseph Galli, Jr.	45	President and Chief Executive Officer

James J. Roberts	45	Chief Operating Officer, Rubbermaid-Irwin Group

Robert S. Parker	58	Chief Operating Officer, Sharpie-Calphalon Group

J. Patrick Robinson	48	Vice President — Corporate Controller and Chief Financial Officer

Dale L. Matschullat	58	Vice President — General Counsel and Corporate Secretary

Hartley D. Blaha	38	Vice President — Corporate Development

Timothy J. Jahnke	44	Vice President — Human Resources

Joseph Galli, Jr. has been President and Chief Executive Officer of the Company since January 8, 2001. Prior thereto, he was President and Chief Executive Officer of VerticalNet, Inc. (an internet business-to-business company) from May 2000 until January 2001. From June 1999 until May 2000, he was President and Chief Operating Officer of Amazon.com (an internet business-to-consumer company). From 1980 until June 1999, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Black and Decker’s Worldwide Power Tools and Accessories Group.

James J. Roberts has been Chief Operating Officer of the Rubbermaid-Irwin Group since September 2003. Prior thereto, he was Group President of the Company’s Irwin business segment from April 2001 until August 2003. From September 2000 until March 2001, he served as President — Worldwide Hand Tools and Hardware at Stanley Works (a supplier of tools, door systems and related hardware). From July 1981 until September 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), most recently as President Worldwide Accessories.

Robert S. Parker has been Chief Operating Officer of the Sharpie-Calphalon Group since September 2003. Prior thereto, he was Group President of the Company’s Sharpie business segment from August 1998 until August 2003. From October 1990 to August 1998, he was President of Sanford Corporation, both before and after the Company acquired it in 1992.

J. Patrick Robinson has been Vice President — Corporate Controller and Chief Financial Officer since June 2003. Prior thereto, he was Vice President - Controller and Chief Accounting Officer from May 2001 until May 2003.

From March 2000 until May 2001, he was Chief Financial Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market). From 1983 until March 2000, he held a variety of financial positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), most recently as Vice President of Finance, Worldwide Power Tools.

Dale L. Matschullat has been Vice President — General Counsel since January 2001 and Corporate Secretary since August 2003. Prior thereto, he was Vice President-Finance, Chief Financial Officer and General Counsel from January 2000 until January 2001. From 1989 until January 2000, he was Vice President - General Counsel.

Hartley D. Blaha has been Vice President — Corporate Development since November 2003. Prior thereto, he held a variety of positions within the Investment Banking Division of Lehman Brothers Inc. (a global investment bank), most recently as Managing Director, Mergers and Acquisitions.

Timothy J. Jahnke has been Vice President — Human Resources since February 2001. Prior thereto, he was President of the Anchor Hocking Specialty Glass division from June 1999 until February 2001. From 1995 until June 1999, he led the human resources department of the Company’s Sanford division’s worldwide operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of February 29, 2004 there were 22,632 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in The Wall Street Journal) for the calendar periods indicated:

	2003		2002
Quarters	High	Low	High	Low
First	$32.00	$24.74	$33.52	$25.26
Second	31.34	27.44	35.76	29.33
Third	29.45	21.17	35.50	26.23
Fourth	24.23	20.27	34.32	28.08

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

	2003(1)	2002 (1)	2001(1)	2000		1999
STATEMENTS OF OPERATIONS DATA
Net sales	$7,750.0	$7,453.9	$6,909.3	$6,934.7		$6,711.8
Cost of products sold	5,682.8	5,394.2	5,046.6	5,108.7		4,975.4

Gross margin	2,067.2	2,059.7	1,862.7	1,826.0		1,736.4
Selling, general and administrative expenses	1,352.9	1,307.3	1,168.2	899.4		1,104.5
Impairment charge	289.4	—	—	—		—
Restructuring costs	245.0	122.7	66.7	43.0	(2)	241.6	(3)
Goodwill amortization	—	—	56.9	51.9		46.7

Operating income	179.9	629.7	570.9	831.7		343.6
Nonoperating expenses:
Interest expense	140.1	137.3	137.5	130.0		100.0
Other, net	19.7	23.9	17.5	16.2		12.7

Net nonoperating expenses	159.8	161.2	155.0	146.2		112.7

Income before income taxes and cumulative effect of accounting change	20.1	468.5	415.9	685.5		230.9
Income taxes	66.7	157.0	151.3	263.9		135.5

(Loss)/income before cumulative effect of accounting change	(46.6)	311.5	264.6	421.6		95.4
Cumulative effect of accounting change, net of tax	—	(514.9)	—	—		—

Net (loss)/income	$(46.6)	$(203.4)	$264.6	$421.6		$95.4

Weighted average shares outstanding:
Basic	274.1	267.1	266.7	268.4		281.8
Diluted	274.1	268.0	267.0	268.5		282.0
(Loss)/earnings per share before cumulative effect of accounting change:
Basic	$(0.17)	$1.17	$0.99	$1.57		$0.34
Diluted	$(0.17)	$1.16	$0.99	$1.57		$0.34
(Loss)/earnings per share:
Basic	$(0.17)	$(0.76)	$0.99	$1.57		$0.34
Diluted	$(0.17)	$(0.76)	$0.99	$1.57		$0.34
Dividends per share	$0.84	$0.84	$0.84	$0.84		$0.80

BALANCE SHEET DATA
Inventories, net	$1,066.3	$1,196.2	$1,113.8	$1,262.6		$1,034.8
Working capital(4)	978.2	465.6	316.8	1,329.5		1,108.7
Total assets	7,480.7	7,404.4	7,266.1	7,261.8		6,724.1
Short-term debt	35.4	449.2	826.6	227.2		247.4
Long-term debt, net of current maturities	2,868.6	2,372.1	1,365.0	2,319.6		1,455.8
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	500.0	500.0		500.0
Stockholders’ equity	2,016.3	2,063.5	2,433.4	2,448.6		2,697.0

(1)	Supplemental data regarding 2003, 2002 and 2001 is provided in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

(2)	The 2000 restructuring costs included $14.0 million for costs to exit business activities at eight facilities, write-down impaired Rubbermaid centralized software, write-off assets associated with abandoned projects and impaired assets and for costs related to discontinued product lines, $26.8 million relating to employee severance and termination benefits and $2.2 million for transaction costs related primarily to investment banking, legal and accounting costs for the Newell/Rubbermaid merger.

(3)	The 1999 restructuring costs included $27.8 million for costs to exit business activities at seven facilities, write-down impaired Rubbermaid centralized software, write-off assets associated with abandoned projects and impaired assets and for costs related to discontinued product lines, $101.9 million relating to employee severance and termination benefits, $72.0 million relating to exited contractual commitments and $39.9 million for transaction costs related primarily to investment banking, legal and accounting costs for the Newell/Rubbermaid merger.

(4)	Working capital is defined as Current Assets less Current Liabilities.

ACQUISITIONS OF BUSINESSES

2003, 2002 and 2001

Information regarding businesses acquired in the last three years is included in Footnote 2 to the Consolidated Financial Statements.

2000

In 2000, the Company acquired the following:

	Business	Acquisition	Industry
Business Name	Description	Date	Segment
Mersch SA	Picture Frames	January 24	Home Fashions
Brio	Picture Frames	May 24	Home Fashions
Paper Mate/Parker	Writing Instruments	December 29	Office Products

For these and for other minor acquisitions made in 2000, the Company paid $635.2 million in cash and assumed $15.0 million of debt.

1999

In 1999, the Company acquired the following:

	Business	Acquisition	Industry
Business Name	Description	Date	Segment
Ateliers 28	Drapery Hardware	April 2	Home Fashions
Reynolds SA	Writing Instruments	October 18	Office Products
McKechnie plc consumer product division	Drapery Hardware, Window Fashions, Shelving & Hardware	October 29	Home Fashions
Ceanothe Holding	Picture Frames	December 29	Home Fashions

For these and for other minor acquisitions made in 1999, the Company paid $397.3 million in cash and assumed $45.1 million of debt.

QUARTERLY SUMMARIES

Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year
2003
Net sales	$1,736.4	$1,976.1	$1,944.7	$2,092.8	$7,750.0
Gross margin	463.4	550.0	522.2	531.6	2,067.2
Net income/(loss)	16.0	73.8	75.2	(211.6)	(46.6)
Earnings/(loss) per share:
Basic	$0.06	$0.27	$0.27	$(0.77)	$(0.17)
Diluted	$0.06	$0.27	$0.27	$(0.77)	$(0.17)

2002
Net sales	$1,597.0	$1,895.0	$1,948.3	$2,013.6	$7,453.9
Gross margin	419.1	520.6	550.3	569.7	2,059.7
Earnings before cumulative effect of accounting change	50.9	88.6	76.2	95.8	311.5
Net (loss)/income	(464.0)	88.6	76.2	95.8	(203.4)
Earnings per share before cumulative effect of accounting change:
Basic	$0.19	$0.33	$0.29	$0.36	$1.17
Diluted	$0.19	$0.33	$0.29	$0.36	$1.16
(Loss)/earnings per share:
Basic	$(1.74)	$0.33	$0.29	$0.36	$(0.76)
Diluted	$(1.73)	$0.33	$0.29	$0.36	$(0.76)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Business Segment Operating Results

•	Liquidity and Capital Resources

•	Minimum Pension Liability

•	Contractual Obligation, Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	International Operations

•	Forward Looking Statements

Executive Overview

Newell Rubbermaid is a global manufacturer and marketer of branded consumer products and their commercial extensions, serving a wide array of retail channels including department stores, discount stores, warehouse clubs, home centers, hardware stores, commercial distributors, office superstores, contract stationers, automotive stores, and pet superstores. The Company markets a multi-product offering of consumer products backed by an obsession with customer service and new product development. The Company conducts businesses in five operating segments as follows:

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Home Fashions	Drapery houseware, window treatments, frames
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet hardware, propane torches
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, glassware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers, outdoor play equipment

2003 Overview:

In 2003, the Company increased sales by $296.1 million, primarily as a result of its acquisition of American Saw & Mfg. Company (“Lenox”), as discussed more fully below. While the Company saw sales growth in many of its high margin businesses, including Sharpie permanent markers and Irwin hand tools and power tool accessories, the Company experienced significant pricing pressure in some of its low-end product lines, primarily low-end cookware and picture frames businesses. As a result of these pressures, the Company began to rationalize these product lines, identifying approximately $300 million in annual sales that would not yield the Company’s targeted returns. By the end of 2003, the Company exited approximately $50 million in sales of these low-margin product lines. This rationalization process will continue in 2004.

Gross margin decreased 0.9 points to 26.7% in 2003, primarily related to unfavorable pricing of 1.9%, partially offset by net productivity gains. Gross margin was also adversely affected by increases in raw material costs, particularly in resin, which resulted in approximately $75 million in increased costs in 2003 compared to 2002. Resin prices are expected to increase further in the first quarter of 2004.

Cash flow from operations was $773.2 million for the year ended December 31, 2003, compared to $868.9 million in the prior year. The decrease in cash provided from operating activities was due primarily to a decrease in earnings before non-cash charges of $29.0 million and a net decrease in accrued liabilities and other assets, partially offset by decreases in inventory and accounts receivable which netted to a use of $74.2 million. The Company has decreased inventory as a percentage of sales to 13.8% in 2003 from 16.0% in 2002. The decrease in inventory provided the Company with $179.4 million in operating cash flow in 2003. See sources and uses below for further discussion.

Despite the challenges experienced in 2003, the Company continued to make progress in executing its strategy. The following section highlights that progress:

Acquisition Integration

Effective January 1, 2003, the Company acquired Lenox, a leading manufacturer of power tool accessories and hand tools marketed under the Lenox brand, for approximately $450 million paid for through the issuance of commercial paper, plus transaction costs of $5.8 million. Additionally, the Company completed its integration of American Tool Companies, Inc. (“Irwin”), which was acquired in April of 2002.

The acquisitions of Lenox and Irwin marked a significant expansion and enhancement of the Company’s product lines and customer base, launching it squarely into the estimated $10 billion-plus global markets for hand tools and power tool accessories.

Divestitures

The Company consistently reviews its businesses and product offerings and assesses their strategic fit. The Company has identified several businesses that it believes do not fit the Company’s long-term strategic objectives. The consolidated sales of all these businesses that the Company has determined are non-strategic were approximately $875 million in 2003.

In 2003, the Company began marketing several of these businesses for potential sale, successfully divesting several businesses in 2003. These businesses included the Cosmolab business, German picture frame business, and some smaller business units. Refer to Footnote 2 of the Consolidated Financial Statements for additional details. In addition, the Company recorded impairment charges for several other businesses where various strategic alternatives were being considered (See Footnote 14 of the Consolidated Financial Statements for additional details).

In February 2004, the Company finalized the sale of Panex, a Brazilian cookware business and the remainder of its European picture frames business. As a result of these sales, the Company recorded a loss of approximately $78 million in the first quarter of 2004. Refer to Footnote 18 of the Consolidated Financial Statements for additional details on these transactions.

On March 14, 2004, the Company entered into a definitive agreement to sell substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement, the Company will retain the accounts receivable of the businesses and expects gross proceeds as a result of the transaction to be approximately $310 million. The Burnes picture frames business is included in the Home Fashions business segment. The Anchor Hocking and Mirro businesses are included in the Other business segment. Collectively, these businesses had net sales of approximately $695 million in 2003. The Company expects to record a non-cash pre-tax loss of approximately $25 million on the sale of these businesses. Closing of the transaction is subject to regulatory approval and certain other customary conditions. Refer to Footnote 18 of the Consolidated Financial Statements for additional details on these transactions.

Restructuring

In 2003, the Company continued its efforts to streamline its worldwide supply chain to strengthen its position with the goal of becoming the best-cost global provider throughout its product range. The three-year plan, which began in 2001, consists of reducing worldwide headcount and consolidating duplicate manufacturing and warehouse facilities. Under the Company’s restructuring plan, the Company expects to exit 84 facilities and reduce headcount by approximately 12,000 people. At the plan’s completion, the Company expects total annual savings of between $150 and $175 million ($125 to $135 million related to the reduced headcount, $10 to $15 million related to reduced depreciation, and $15 to $25 million related to other cash savings). In 2003, the Company exited 21 facilities and terminated approximately 6,000 employees and recorded restructuring charges of $245.0 million. To date, the Company has exited 78 facilities and terminated approximately 10,800 employees and recorded approximately $417 million related to its restructuring plans. The Company anticipates recording the final restructuring charges related to the 2001 restructuring plan (expected to be between $43 and $63 million) by the end of the second quarter of 2004. Refer to Note 3 to the Consolidated Financial Statements for additional details.

Organizational Changes

In 2003, the Company made several organizational changes, effectively divided the Company into two major groups, and named two chief operating officers. As of December 31, 2003, the Company realigned its reporting segments to reflect the changes in the Company’s structure and to more appropriately reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy.

2004 Priorities:

In 2004, management is focused on the following key objectives:

1.	Continue to divest non-strategic businesses: The Company expects to complete the majority of its divestitures in 2004. As discussed above, the Company has made significant progress in 2003 by divesting the Cosmolab cosmetics business and the German picture frames business. This progress continued in the first quarter of 2004 by announcing the divestiture of the Panex Brazilian cookware business and the remainder of its European picture frames business. The divestitures of these businesses and others currently being evaluated for potential divestiture are expected to reduce 2004 earnings per share by approximately $0.11 to $0.13, exclusive of the loss to be recognized in 2004. In addition, operating cash flow is expected to be reduced by $40 to $45 million, annually.

2.	Complete the 2001 restructuring plan: The Company plans to substantially complete the 2001 restructuring program in 2004 and expects to recognize approximately $43 to $63 million in 2004 charges.

3.	Continue to rationalize low-margin product lines: The Company will continue to rationalize low-margin product lines in 2004. The completion of this program is expected to reduce annual sales by approximately $300 million.

4.	Deploy Newell Operational Excellence: The Company is committed to reducing the costs by at least 5% annually. In connection with this goal, the Company is committed to deploying and implementing NWL OPEX, which is a methodical process focused on lean manufacturing. It includes installing the right manufacturing and distribution metrics and driving improvement quarter after quarter. In addition to cost reduction, other key components of NWL OPEX are improved quality and service levels and the reduction of inventory and lead times.

Consolidated Results of Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the years ended December 31, ($ in millions):

	2003		2002		2001
Net sales	$7,750.0	100.0%	$7,453.9	100.0%	$6,909.3	100.0%
Cost of products sold	5,682.8	73.3	5,394.2	72.4	5,046.6	73.0

Gross margin	2,067.2	26.7	2,059.7	27.6	1,862.7	27.0
Selling, general and administrative expenses	1,352.9	17.5	1,307.3	17.5	1,168.2	16.9
Impairment charge	289.4	3.7	—	—	—	—
Restructuring costs	245.0	3.2	122.7	1.6	66.7	1.0
Goodwill amortization	—	—	—	—	56.9	0.8

Operating income	179.9	2.3	629.7	8.4	570.9	8.3
Nonoperating expenses:
Interest expense	140.1	1.8	137.3	1.8	137.5	2.0
Other, net	19.7	0.3	23.9	0.3	17.5	0.3

Net nonoperating expenses	159.8	2.1	161.2	2.2	155.0	2.2

Income before income taxes and cumulative effect of accounting change	20.1	0.3	468.5	6.3	415.9	6.0
Income taxes	66.7	0.9	157.0	2.1	151.3	2.2

(Loss)/income before cumulative effect of accounting change	(46.6)	(0.6)	311.5	4.2	264.6	3.8
Cumulative effect of accounting change, net of tax	—	—	(514.9)	(6.9)	—	—

Net (loss)/income	$(46.6)	(0.6)%	$(203.4)	(2.7)%	$264.6	3.8%

Results of Operations — 2003 vs. 2002

Net sales increased $296.1 million, or 4.0%, in 2003. The increase in sales is primarily related to sales from recently acquired businesses of approximately $339.2 million, partially offset by a decrease of $39.9 million in sales from divested businesses, and favorable foreign currency of $231.1 million, partially offset by negative pricing of $140.8 million and the exit of high-risk accounts of $165.3 million.

Gross margin, as a percentage of net sales, in 2003 was 26.7%, or $2,067.2 million, versus 27.6%, or $2,059.7 million in 2002. The reduction in gross margin is primarily related to unfavorable pricing of 1.9%, or 1.3 points, offset by net productivity of 1.6%. Increased resin costs of $75 million negatively impacted gross margins and are included as a reduction of our productivity. The favorable impact of the Lenox acquisition (+0.7 points) was more than offset by unfavorable mix in the remainder of our businesses.

Selling, general and administrative expenses (“SG&A”) were 17.5% of net sales in both 2003 and 2002. The $45.6 million increase in SG&A primarily related to recently acquired businesses of approximately $84.8 million. All other SG&A was down by $39.2 million with streamlining initiatives of $128 million more than offsetting increases from currency translation, pension and strategic investments.

The Company continues to assess opportunities to divest or exit non-strategic businesses and low margin product lines. During the fourth quarter of 2003, the Company recorded an impairment charge of $289.4 million associated with these businesses and the exit of certain product lines. Refer to Note 14 of the Consolidated Financial Statements for additional information.

In 2003, the Company recorded pre-tax strategic restructuring charges of $245.0 million ($165.7 million after taxes) and $122.7 million ($81.6 million after tax) in 2003 and 2002, respectively. The 2003 pre-tax charge included $118.5 million of facility and other exit costs, $103.3 million of employee severance and termination benefits, and $23.2 million in other restructuring costs. The 2002 pre-tax charge included $36.6 million of facility and other exit costs, $76.3 million of employee severance and termination benefits, and $9.8 million in other restructuring costs. Refer to Note 3 of the Consolidated Financial Statements for further information on the strategic restructuring plan.

Operating income in 2003 was 2.3% of net sales, or $179.9 million, versus operating income of 8.4%, or $629.7 million in 2002. The decrease in operating margins is primarily the result of increased restructuring charges incurred to streamline the Company’s supply chain and the impairment charge related to businesses for which the Company has begun to explore strategic alternatives, including potential divestiture.

Net income before income taxes and the cumulative effect of accounting change in 2003 was $20.1 million, a $448.4 million decrease from $468.5 million in 2002. The decrease relates primarily to the increased restructuring costs and the impairment charge noted above.

The effective tax rate was 331.9% for the year ended 2003 versus 33.5% in the prior year. The increase in the effective tax rate primarily related to the non-deductibility of the write-off of goodwill associated with the Company’s $289.4 million impairment charge. Refer to Notes 13 and 14 of the Consolidated Financial Statements for additional information.

Net loss before cumulative effect of accounting change in 2003 was $46.6 million, a $358.1 million decrease from net income before cumulative effect of accounting change of $311.5 million in 2002. Diluted loss per share before cumulative effect of accounting change was $0.17 in 2003 compared to earnings of $1.16 in 2002.

During the first quarter of 2002, the Company completed the required impairment tests of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $514.9 million, net of tax. See Footnote 1 to the Consolidated Financial Statements for further information on the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Net loss for 2003 was $46.6 million compared to a net loss of $203.4 million in 2002. Basic and diluted loss per share in 2003 decreased to a loss of $0.17 versus a loss of $0.76 in 2002. The decrease in net loss and loss per share was primarily due to the lack of any cumulative effect of accounting changes related to goodwill, offset by additional restructuring charges to streamline the Company’s supply chain, and the impairment charges related to non-strategic businesses that the Company is considering for possible divestiture. See Footnote 1 to the Consolidated Financial Statements for additional details related to cumulative effect of accounting change charge for goodwill.

Results of Operations — 2002 vs. 2001

Net sales increased $544.6 million, or 7.9%, in 2002. The increase in sales is primarily related to sales from Irwin of $318.3 million (acquired April 2002) and increased sales of core products of 3.3%.

Gross margin as a percentage of net sales in 2002 was 27.6%, or $2,059.7 million, versus 27.0%, or $1,862.7 million, in 2001. The improvement in gross margin was primarily related to the implementation of a productivity initiative throughout the Company and higher margins from our new products.

Selling, general and administrative expenses in 2002 were 17.5% of net sales, or $1,307.3 million, versus 16.9%, or $1,168.2 million, in 2001. The increase in SG&A is a result of the Irwin acquisition ($75.5 million) and planned investments in marketing initiatives, including the Company’s Strategic Account Management Program, television advertising program and Phoenix Program, supporting the Company’s brand portfolio and strategic account management strategy.

During 2002, the Company recorded pre-tax restructuring charges of $122.7 million associated with the Company’s strategic restructuring plan. The 2002 pre-tax charge included $36.6 million of facility and other exit costs, $76.3 million of employee severance and termination benefits, and $9.8 million in other restructuring costs. The 2001 pre-tax charge included $34.6 million of facility and other exit costs, $28.5 million of employee severance and termination benefits, and $3.6 million in other restructuring costs. Refer to Note 3 of the Consolidated Financial Statements for further information on the strategic restructuring plan.

Operating income in 2002 was 8.4% of net sales, or $629.7 million, versus 8.3% of net sales, or $570.9 million, in 2001. The increase in operating margins was primarily due to improvement in gross margin and the elimination of amortization expense associated with goodwill (see Footnote 1 to the Consolidated Financial Statements for additional discussion) offset by planned investment in marketing initiatives supporting the Company’s brand portfolio and strategic account management strategy and restructuring charges to streamline the Company’s supply chain.

Net nonoperating expenses in 2002 were 2.2% of net sales, or $161.2 million, versus 2.2%, or $155.0 million, in 2001. The increase in net nonoperating expense primarily related to the Anchor Hocking withdrawn divestiture cost of $13.6 million ($9.1 million after tax) in 2002. These costs were partially offset by lower interest rates. See Footnote 15 to the Consolidated Financial Statements for additional details.

The effective tax rate was 33.5% for the year ended December 31, 2002 versus 36.4% in the prior year. The decrease in the tax rate primarily related to the change in accounting relating to goodwill and tradename amortization. See Footnotes 1 and 13 to the Consolidated Financial Statements for an explanation of accounting change related to the effective tax rate.

Net income before cumulative effect of accounting change in 2002 was $311.5 million, a $46.9 million, or 17.7% increase from $264.6 million in 2001. Diluted earnings per share before cumulative effect of accounting change was $1.16 in 2002 compared to $0.99 in 2001.

During the first quarter of 2002, the Company completed the required impairment tests of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $514.9 million, net of tax. See Footnote 1 to the Consolidated Financial Statements for further information on the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

Net loss for 2002 was $203.4 million compared to net income of $264.6 million in 2001. Basic and diluted loss/earnings per share in 2002 decreased to a loss of $0.76 versus income of $0.99 in 2001. The decrease in net income and earnings per share in 2002 was primarily due to the cumulative effect of accounting changes related to goodwill, and increased restructuring charges to streamline the Company’s supply chain, partially offset by an improvement in gross margins, the elimination of amortization expense associated with goodwill, lower interest rates and a reduction in income tax expense. See Footnote 1 to the Consolidated Financial Statements for additional details related to cumulative effect of accounting change charge for goodwill.

Business Segment Operating Results

2003 vs. 2002 Business Segment Operating Results

The Company operates in five general segments:

Net Sales by Segment were as follows for the year ended December 31, (in millions):

	2003	2002	% Change
Cleaning and Organization	$2,013.7	$1,901.8	5.9%
Office Products	1,681.2	1,684.1	(0.2)
Home Fashions	1,258.7	1,425.5	(11.7)
Tools and Hardware	1,199.7	783.0	53.2
Other	1,596.7	1,659.5	(3.8)

Total Net Sales	$7,750.0	$7,453.9	4.0%

Operating Income by Segment were as follows for the year ended December 31, (in millions):

	2003	2002	% Change
Cleaning and Organization	$92.0	$169.0	(45.6)%
Office Products	309.6	306.1	1.1
Home Fashions	54.9	113.5	(51.6)
Tools and Hardware	179.2	79.2	126.3
Other	108.9	115.7	(5.9)
Corporate	(30.3)	(31.1)
Impairment charge	(289.4)	—
Restructuring costs	(245.0)	(122.7)

Total Operating Income	$179.9	$629.7

Cleaning and Organization

Net sales for 2003 were $2,013.7 million, an increase of $111.9 million, or 5.9%, from $1,901.8 million in 2002. The 5.9% sales growth was primarily due to mid single-digit sales growth at the Rubbermaid Home Products division. The primary reason for the overall sales increase was continued growth in sales of newer products such as the Rubbermaid TakeAlongs®, the Tool Tower™, the Sports Station™, the Endurance Cooler™ and other product offerings, partially offset by price reductions.

Operating income for 2002 was $92.0 million, a decrease of $77.0 million, or 45.6%, from $169.0 million in 2002. The decrease in operating income is primarily the result of higher raw material costs (primarily resin) and pricing pressure on non-differentiated items in its Rubbermaid Home Products business.

Office Products

Net sales for 2003 were $1,681.2 million, a decrease of $2.9 million, or 0.2%, from $1,684.1 million in 2002. The slight decrease in net sales primarily resulted from continued softness in the commercial sector.

Operating income for 2003 was $309.6 million, an increase of $3.5 million, or 1.1%, from $306.1 million in 2002. Operating income was positively impacted by productivity and favorable mix management, partially offset by increased investments in marketing initiatives.

Home Fashions

Net sales for 2003 were $1,258.7 million, a decrease of $166.8 million, or 11.7%, from $1,425.5 million in 2002. The decrease in net sales was primarily attributable to a double-digit decrease at the Burnes picture frames business, which primarily resulted from the Company’s planned exit from certain high-risk customers and pricing pressure on opening price point products. The planned exit of low margin product lines in the Levolor/Kirsch business also contributed to the decrease in sales.

Operating income for 2003 was $54.9 million, a decrease of $58.6 million, or 51.6%, from $113.5 million in 2002. The decrease in operating income is primarily due to the sales decline noted previously and pricing pressure on opening price point items.

Tools and Hardware

Net sales for 2003 were $1,199.7 million, an increase of $416.7 million, or 53.2%, from $783.0 million in 2002. The increase in net sales is primarily due to incremental sales resulting from the Lenox and Irwin acquisitions, as well as strong sales in the Irwin North America division driven by new products, most notably the success of the Strait-Line products.

Operating income for 2002 was $179.2 million, an increase of $100.0 million, or 126.3%, from $79.2 million in 2002. The improvement in operating income was driven by strong productivity, new products and the acquisitions of Lenox and Irwin.

Other

Net sales for 2003 were $1,596.7 million, a decrease of $62.8 million, or 3.8%, from $1,659.5 million in 2002. The decrease in sales resulted primarily from the disposition of Cosmolab in March 2003 as well as a mid single-digit decrease in net sales in the low-end cookware business, primarily as a result of negative pricing and unfavorable mix.

Operating income for 2002 was $108.9 million, a decrease of $6.8 million, or 5.9%, from $115.7 million in 2002. The main driver of this decrease in operating income was the decrease in sales caused by pricing pressures and unfavorable mix in the low-end cookware business.

2002 vs. 2001 Business Segment Operating Results

Net Sales by Segment were as follows for the year ended December 31, (in millions):

	2002	2001	% Change
Cleaning and Organization	$1,901.8	$1,819.1	4.5%
Office Products	1,684.1	1,608.8	4.7
Home Fashions	1,425.5	1,435.2	(0.7)
Tools and Hardware	783.0	432.6	81.0
Other	1,659.5	1,613.6	2.8

Total Net Sales	$7,453.9	$6,909.3	7.9%

Operating Income by Segment were as follows for the year ended December 31, (in millions):

	2002	2001	% Change
Cleaning and Organization	$169.0	$159.8	5.8%
Office Products	306.1	268.7	13.9
Home Fashions	113.5	120.3	(5.7)
Tools and Hardware	79.2	67.7	17.0
Other	115.7	105.5	9.7
Corporate	(31.1)	(84.4)
Restructuring costs	(122.7)	(66.7)

Total Operating Income	$629.7	$570.9

Cleaning and Organization

Net sales for 2002 were $1,901.8 million, an increase of $82.7 million, or 4.5%, from $1,819.1 million in 2001. The 4.5% sales growth was primarily due to mid-single digit sales growth at the Rubbermaid Home Products division. The primary reasons for the overall sales increase were sales gains at strategic accounts and new product introductions, such as the Rubbermaid TakeAlongs®, the Slim Cooler™, Stain Shield™, and the Tool Tower™ and growth in existing products, partially offset by product price reductions.

Operating income for 2002 was $169.0 million, an increase of $9.2 million, or 5.8%, from $159.8 million in 2001. The increase is primarily related to productivity improvements and increased margin for new products, partially offset by product price reductions and continued investments in divisional growth initiatives, including costs related to new product development and product launches, primarily television advertising for featured items such as the Slim Cooler™ and the Tool Tower™.

Office Products

Net sales for 2002 were $1,684.1 million, an increase of $75.3 million, or 4.7%, from $1,608.8 million in 2001. The primary reasons for the increase were sales gains at strategic accounts, new product introductions (including the Sharpie® Chisel Tip and Liquid Paper® Backtracker™), and growth in existing Paper Mate® pens, Sharpie® permanent markers and Colorific® product lines.

Operating income for 2002 was $306.1 million, an increase of $37.4 million, or 13.9%, from $268.7 million in 2001. The increase is primarily related to sales growth, productivity improvements and increased margin from new products, partially offset by continued investments in divisional growth initiatives, primarily television advertising for the Sharpie® and Paper Mate® brands.

Home Fashions

Net sales for 2002 were $1,425.5 million, a decrease of $9.7 million, or 0.7%, from $1,435.2 million in 2001. The decrease was primarily driven by a low single-digit decrease in net sales of the Levolor/Kirsch division caused by the planned exit of low margin products.

Operating income for 2002 was $113.5 million, a decrease of $6.8 million, or 5.7%, from $120.3 million in 2001. The primary driver in the decrease in operating income was the decrease in net sales at the Levolor/Kirsch division caused by the planned exit of low margin products.

Tools and Hardware

Net sales for 2002 were $783.0 million, an increase of $350.4 million, or 81.0%, from $432.6 million in 2001. The increase in sales is primarily related to sales from Irwin of $318.3 million and double-digit sales growth at the BernzOmatic division.

Operating income for 2002 was $79.2 million, an increase of $11.5 million, or 17.0%, from $67.7 million in 2001. The increase in operating income was primarily due to increased sales and cost savings from productivity initiatives, partially offset by product price reductions, continued investment in sales and marketing growth initiatives, and start-up costs related to the Irwin acquisition.

Other

Net sales for 2002 were $1,659.5 million, an increase of $45.9 million, or 2.8%, from $1,613.6 million in 2001. Sales growth related primarily to Calphalon and Cookware Europe divisions related to new product introductions and existing product sales at strategic accounts, partially offset by a double-digit sales decline at Graco.

Operating income for 2002 was $115.7 million, an increase of $10.2 million, or 9.7%, from $105.5 million in 2001. The increase in operating income was due primarily to cost savings from productivity initiatives and sales growth from new and existing products, partially offset by product price reductions and costs related to marketing growth initiatives.

Liquidity and Capital Resources

Cash and cash equivalents increased by $89.3 million for the year ended December 31, 2003. The change in cash and cash equivalents is as follows as of the year-ended December 31 (in millions):

	2003	2002	2001
Cash provided by operating activities	$773.2	$868.9	$865.4
Cash used in investing activities	(716.1)	(486.5)	(303.6)
Cash provided by/(used in) financing activities	31.4	(334.9)	(575.9)
Exchange effect on cash and cash equivalents	0.8	0.8	(1.6)

Increase (decrease) in cash and cash equivalents	$89.3	$48.3	$(15.7)

Sources

The Company’s primary sources of liquidity and capital resources include cash provided by operations and use of available borrowing facilities.

Cash provided from operating activities for the year ended December 31, 2003 was $773.2 million compared to $868.9 million for the comparable period of 2002. The decrease in cash provided from operating activities was due to a decrease in earnings before non-cash charges of $29.0 million (as shown in the following table) and a reduction in the year-over-year improvement in working capital and other assets in 2003 vs. 2002, which used an additional $74.2 million, partially offset by an increase in deferred gains relating to the early termination of certain interest rate swap arrangements. The deferred gain from these swap agreements was $28.3 million in 2003 compared to $20.8 million in 2002 and were included in Other in the Consolidated Statement of Cash Flows.

The following table reconciles earnings before non-cash charges to net loss as of December 31, ($ in millions):

	2003	2002	Change
Net loss	$(46.6)	$(203.4)
Depreciation and amortization	278.2	280.7
Cumulative effect of change in accounting principle	—	514.9
Non-cash restructuring charges	138.3	74.9
Deferred income taxes	(11.5)	48.3
Loss on sale of businesses	289.4	—
Non-cash impairment charges	29.7	—
Other, excluding swap termination	(2.1)	(11.0)

Earnings before non-cash charges	$675.4	$704.4	$(29.0)

In 2003, the Company completed the sale of its Cosmolab cosmetic and the German picture frames businesses. The Company received cash proceeds of $10.2 million related to these transactions. The Company used the proceeds from the sale to reduce its commercial paper borrowings. Cosmolab was included in the results of the Company’s Other segment and the German Frames business was included in the Home Fashions segment.

In 2003, the Company generated $33.7 million of cash related to the sale of idle assets, a $25.9 million increase over 2002. The Company does not anticipate significant cash flow from the sale of idle assets in 2004.

In 2003, the Company received proceeds from the issuance of debt of $1,044.0 million compared to $772.0 million in 2002.

On January 10, 2003, the Company completed the sale of 6.67 million shares of its common stock at a public offering price of $30.10 per share pursuant to a shelf registration statement filed with the Securities and Exchange Commission. Total proceeds from the sale were approximately $200.8 million, resulting in net proceeds to the Company, after expenses, of $200.1 million. The proceeds were used to reduce the Company’s commercial paper borrowings.

The Company has a $1.05 billion universal shelf registration statement that became effective in April 2003 under which debt and equity securities may be issued. In 2003, $400.0 million of medium term notes were issued under this shelf registration statement, the proceeds of which were used to pay down commercial paper.

The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. The Company’s lines of credit do not have a material impact on the Company’s liquidity. Borrowings under the Company’s lines of credit at December 31, 2003 totaled $21.9 million.

The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the “Revolver”) on June 14, 2002. The Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. On June 13, 2003, the Company rolled over the 364-day credit agreement. At December 31, 2003, there were no borrowings under the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $1,300.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At December 31, 2003, $217.1 million (principal amount) of commercial paper was outstanding. Because $650.0 million of the Revolver expires in June 2007, the entire $217.1 million is classified as long-term debt.

The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of December 31, 2003, the Company was in compliance with this agreement.

Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity’s receivables. Also, certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables lending commitment and require redemption of the preferred debt securities. The receivables and the $450.0 million preferred debt securities are recorded in the consolidated accounts of the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. As of December 31, 2003 and 2002, the aggregate amount of outstanding receivables sold under the agreement was $777.4 million and $738.2 million, respectively.

Uses

The Company’s primary uses of liquidity and capital resources include acquisitions, payments on long-term debt, dividend payments and capital expenditures.

Cash used for acquisitions was $460.0 million in 2003, compared to $242.2 million in 2002. The increase in cash used for acquisitions related primarily to the acquisition of Lenox, which was funded through the issuance of commercial paper.

Capital expenditures were $300.0 million and $252.1 million in 2003 and 2002, respectively. The increase in capital expenditures is primarily due to the acquisitions of Irwin and Lenox and the Company’s increased investment in new product development and productivity initiatives.

In 2003, the Company made payments on long-term debt of $989.6 million compared to $901.5 million in 2002.

Aggregate dividends paid were $230.9 million and $224.4 million in 2003 and 2002, respectively. The increase primarily relates to the additional shares issued on January 10, 2003.

Cash used for restructuring activities was $106.4 million and $58.0 million in 2003 and 2002, respectively. The cash payments primarily relate to employee termination benefits.

Working capital at December 31, 2003 was $978.2 million compared to $465.6 million at December 31, 2002. The current ratio at December 31, 2003 was 1.48:1 compared to 1.18:1 at December 31, 2002. The increase in working capital and the current ratio is due to the Irwin and Lenox acquisitions, and a reduction in the current portion of long-term debt.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .58:1 at December 31, 2003 and .57:1 at December 31, 2002.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.

Minimum Pension Liability

The decline in U.S. and European interest rates since the prior measurement date has caused the Company to change the discount rate used to calculate the present value of its pension liabilities from 6.48% at December 31, 2002 to an estimated 6.14% at December 31, 2003, increasing the Company’s pension plan liability. As a result, the Company’s pension plan, which historically has had an over-funded position, currently is under-funded. In accordance with the Financial Accounting Standards Board (FASB) Statement No. 87, Employers’ Accounting for Pensions, the Company recorded an additional minimum pension liability adjustment at December 31, 2003. Based on plan asset values at the measurement date, the approximate effect of this non-cash adjustment was to increase the pension liability by $170.0 million, with a corresponding charge to equity, net of taxes, of $114.5 million. The direct charge to stockholders’ equity did not affect net income, but is included in other comprehensive income. The Company remains confident that its pension plan has the appropriate long-term investment strategy and the Company’s liquidity position is expected to remain strong.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations which are appropriately recorded as liabilities in its consolidated financial statements. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2003 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations listed below are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2003. Additional details regarding these obligations are provided in the footnotes to the financial statements, as referenced in the table (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Long-term debt — maturities(1)	$2,882.1	$13.5	$347.3	$921.5	$1,599.8
Interest on long-term debt(2)	1,576.8	126.9	247.5	193.2	1,009.2
Operating lease obligations(3)	393.0	111.4	143.8	76.1	61.7
Purchase obligations(4)	195.0	193.4	0.6	0.5	0.5

Total contractual obligation(5)	$5,046.9	$445.2	$739.2	$1,191.3	$2,671.2

(1)	Amounts represent contractual obligations due, excluding interest, based on borrowings outstanding as of December 31, 2003. For further information relating to this obligation, refer to Notes 5 & 6 of the Consolidated Financial Statements.

(2)	Amount represents estimated interest expense on borrowings outstanding as of December 31, 2003. Interest on floating debt was estimated using the index rate in effect as of December 31, 2003. For further information relating to this obligation, refer to Notes 5 & 6 of the Consolidated Financial Statements.

(3)	Amounts represent contractual minimums assuming no increase in rent, refer to Note 8 of the Consolidated Financial Statements.

(4)	Primarily consists of purchase commitments entered into as of December 31, 2003 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2003 balance sheet as current liabilities.

The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Note 9 to the Consolidated Financial Statements.

As of December 31, 2003, the Company had $131.0 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical. Refer to Note 17 in the Company’s Consolidated Financial Statements for further information.

As of December 31, 2003, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Footnote 1 to the Consolidated Financial Statements. As disclosed in Footnote 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

Goodwill and Other Indefinite Life Intangible Assets

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are not amortized but remain subject to periodic impairment tests in accordance with the statements.

The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter. The Company also tests for impairment if events or circumstances occur subsequent to the Company’s annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. In conducting this impairment test, the Company estimates the future cash flows of its businesses to which the goodwill and other indefinite life intangibles relate. These cash flows are then discounted at rates ranging from 9% to 13%, reflecting the respective specific industry’s cost of capital. The discounted cash flows are then compared to the carrying amount of the reporting unit to determine if impairment exists. If, upon review, the fair value is less than the carrying value of the reporting unit, the carrying value is written down to estimated fair value. Reporting units are typically operating segments or operations one level below operating segments for which discrete financial information is available and for which segment management regularly reviews the operating results. Because there usually is a lack of quoted market prices for the reporting units, the fair value usually is based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, prices and costs, considering all available information at the date of review.

As a result of this analysis, the Company recorded a pre-tax goodwill impairment charge of $538.0 million in the first quarter of 2002 (with an after-tax charge totaling $514.9 million).

In the fourth quarter of 2003, the Company began exploring various options for certain businesses in the Home Fashions and Other segments, including evaluating those businesses for potential sale. As this process progressed, the Company obtained a better indication of the market value of these businesses and determined that the businesses had a net book value in excess of their fair value. As a result, the Company conducted a new impairment test in the fourth quarter and recorded an impairment loss of $242.0 million related to goodwill to write the net assets of these businesses to fair value.

The accounting estimate related to goodwill and other indefinite life intangible assets is highly susceptible to change from period to period because it requires management to make estimates of future cash flows and changes in cost of capital related to each of its business units. There is potential for economic, regulatory, or other conditions that could adversely affect the ability of each business unit to generate future cash flows. Should these conditions deteriorate, there is the potential for additional impairment losses to be incurred, and such losses could be material to the Company’s Consolidated Financial Statements.

Legal and Environmental Reserves

As described in Footnote 17 to the Company’s Consolidated Financial Statements, the Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company’s products, allegations of infringement of intellectual property, commercial disputes and employment matters as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

In determining the appropriate level of legal reserves, the Company evaluates the potential exposure on specific claims. The Company evaluates the range of estimated loss for each specific case and determines the probable exposure based largely on historical experience. While the Company believes it is adequately reserved for legal exposures, management cannot predict with certainty the ultimate outcome of these cases, including any amounts it may be required to pay in excess of amounts reserved. The ultimate outcome of these cases could exceed the amounts recorded and such losses could be material to the Company’s Consolidated Financial Statements.

The Company is involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

In assessing its environmental response costs, the Company has considered several factors, including: the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s and other parties’ status as PRPs is disputed.

The Company’s estimate of environmental response costs associated with these matters as of December 31, 2003 ranged between $14.5 million and $19.9 million. As of December 31, 2003, the Company had a reserve equal to $17.8 million for such environmental response costs in the aggregate. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company’s estimates. The ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company’s Consolidated Financial Statements.

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. As a result of the most recent analysis, the Company has estimated these reserves at $27.9 million. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company’s Consolidated Financial Statements.

Recovery of Accounts Receivable

The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

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

Revenue Recognition

The Company recognizes revenues and freight billed to customers, net of provisions for cash discounts, returns, volume or trade customer discounts, co-op advertising and other sales discounts, upon shipment to customers when all substantial risks of ownership change. In accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold. See Footnote 1 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Refer to Footnote 1 in the Consolidated Financial Statements for further information regarding recent accounting pronouncements.

International Operations

The Company’s non-U.S. business increased 12.3% in 2003 and 7.0% in 2002. In 2003, the increase primarily related to foreign currency movement, primarily in Europe. In 2002, the increase was fueled by recent international acquisitions, primarily in Europe. For the years ended December 31, 2003, 2002 and 2001, the Company’s non-U.S. business accounted for approximately 29%, 27% and 27% of net sales, respectively (see Footnote 16 to the Consolidated Financial Statements). Growth of both U.S. and non-U.S. businesses is shown below for the years ended December 31, (in millions):

				2003 vs.	2002 vs.
				2002%	2001%
	2003	2002	2001	Change	Change
Net sales:
U.S.	$5,504.9	$5,454.2	$5,040.6	0.9%	8.2%
Non-U.S.	2,245.1	1,999.7	1,868.7	12.3	7.0

	$7,750.0	$7,453.9	$6,909.3	4.0%	7.9%

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales, income/(loss), earnings per share, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring charges, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, costs and cost savings, synergies, management’s plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to the Company’s policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. The Company does not hold or issue derivative instruments for trading purposes.

The Company’s primary market risks are foreign exchange and interest rate exposure.

The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and, for qualifying hedges, the interest differential of swaps is included in interest expense.

The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form:

•	offsetting or netting of like foreign currency cash flows,

•	structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk,

•	converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and

•	avoidance of risk by denominating contracts in the appropriate functional currency.

In addition, the Company utilizes short-term forward contracts to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the Company’s Consolidated Statements of Operations.

The Company purchases certain raw materials that are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Generally, the Company does not use derivatives to manage the volatility related to this risk.

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below do not have an impact on current results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for each of the years ended December 31, 2003 and 2002 (in millions):

	2003	December 31,	2002	December 31,	Confidence
Market Risk	Average	2003	Average	2002	Level
Interest rates	$20.0	$12.8	$18.2	$20.5	95%
Foreign exchange	$1.3	$1.5	$0.3	$0.2	95%

The 95% confidence interval signifies the Company's degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

Five directors of the Company, not members of management, serve as the Audit Committee of the Board of Directors and are the principal means through which the Board oversees the performance of the financial reporting duties of management. The Audit Committee meets with management and the Company’s independent auditors several times a year to review the results of the external audit of the Company and to discuss plans for future audits. At these meetings, the Audit Committee also meets privately with the independent auditors to assure its free access to them.

The Company’s independent auditors, Ernst and Young LLP, audited the financial statements prepared by the management of Newell Rubbermaid Inc. Their opinion on these statements is presented below.

The Company’s prior independent accountant, Arthur Andersen LLP, was convicted on June 15, 2002 of one count of obstruction of justice arising from the government’s investigation of Enron Corporation. Events arising out of the conviction of Arthur Andersen LLP, as well as the volume of civil lawsuits against it, have adversely affected the ability of Arthur Andersen LLP to satisfy claims, if any, arising from its providing of auditing services to the Company, including claims that may arise out of Arthur Andersen LLP’s audit of the Company’s consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, which are included in this Report. A copy of a report previously issued by Arthur Andersen LLP in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is presented below. Arthur Andersen LLP has not reissued this opinion.

J. Patrick Robinson
Vice President — Corporate Controller & Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Newell Rubbermaid Inc.

We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Newell Rubbermaid Inc. for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those statements before the disclosure and restatement adjustments described in Notes 1 and 16, respectively.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States. Also, in our opinion, the related 2003 and 2002 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142. As described in Note 1 to the consolidated financial statements and as permitted by FASB Interpretation No. 46, in 2003, the Company changed its method of accounting for the Company-Obligated Mandatorily Redeemable Convertible Preferred Securities effective January 1, 2002.

As discussed above, the financial statements of Newell Rubbermaid Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by FASB Statement No. 142, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. Also, as described in Note 16, the Company changed the composition of its reportable segments in 2003, and the amounts in the 2001 financial statements relating to reportable segments have been restated to conform to the current composition of reportable segments. We audited the adjustments that were applied to restate the disclosures for reportable segments reflected in the 2001 financial statements. Our procedures included (a) agreeing the adjusted amounts of segment revenues, operating income and assets to the Company’s underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliations of segment amounts to the consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
January 27, 2004

NOTE: THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (“ANDERSEN”) IN CONNECTION WITH THE NEWELL RUBBERMAID INC. FORM 10-K FILING FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001. THE INCLUSION OF THIS PREVIOUSLY ISSUED ANDERSEN REPORT IS PURSUANT TO THE “TEMPORARY FINAL RULE AND FINAL RULE REQUIREMENTS FOR ARTHUR ANDERSEN LLP AUDITING CLIENTS,” ISSUED BY THE SECURITIES AND EXCHANGE COMMISSION IN MARCH 2002. NOTE THAT THIS PREVIOUSLY ISSUED ANDERSEN REPORT INCLUDES REFERENCES TO CERTAIN FISCAL YEARS, WHICH ARE NOT REQUIRED TO BE PRESENTED IN THE ACCOMPANYING CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K. SEE ITEM 9 FOR FURTHER DISCUSSION.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of Newell Rubbermaid Inc.:

We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, 2000 and 1999 and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for the years then ended. These consolidated financial statements and the schedule referred to below are the responsibility of Newell Rubbermaid Inc.’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements and schedule based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV Item 14(a)(2) of this Form 10-K is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Milwaukee, Wisconsin
January 25, 2002

Consolidated Statements of Operations

Year Ended December 31,	2003	2002	2001
(In millions, except per share data)
Net sales	$7,750.0	$7,453.9	$6,909.3
Cost of products sold	5,682.8	5,394.2	5,046.6

Gross margin	2,067.2	2,059.7	1,862.7
Selling, general and administrative expenses	1,352.9	1,307.3	1,168.2
Impairment charge	289.4	—	—
Restructuring costs	245.0	122.7	66.7
Goodwill amortization	—	—	56.9

Operating income	179.9	629.7	570.9
Nonoperating expenses:
Interest expense	140.1	137.3	137.5
Other, net	19.7	23.9	17.5

Net nonoperating expenses	159.8	161.2	155.0

Income before income taxes and cumulative effect of accounting change	20.1	468.5	415.9
Income taxes	66.7	157.0	151.3

(Loss)/income before cumulative effect of accounting change	(46.6)	311.5	264.6
Cumulative effect of accounting change, net of tax	—	(514.9)	—

Net (loss)/income	$(46.6)	$(203.4)	$264.6

Weighted average shares outstanding:
Basic	274.1	267.1	266.7
Diluted	274.1	268.0	267.0

(Loss)/earnings per share:
Basic
Before cumulative effect of accounting change	$(0.17)	$1.17	$0.99
Cumulative effect of accounting change	—	(1.93)	—

Net (loss)/income per common share	$(0.17)	$(0.76)	$0.99

Diluted
Before cumulative effect of accounting change	$(0.17)	$1.16	$0.99
Cumulative effect of accounting change	—	(1.92)	—

Net (loss)/income per common share	$(0.17)	$(0.76)	$0.99

Dividends per share	$0.84	$0.84	$0.84

See Footnotes to Consolidated Financial Statements.

Consolidated Balance Sheets

December 31,	2003	2002

(In millions)
Assets
Current Assets:
Cash and cash equivalents	$144.4	$55.1
Accounts receivable, net	1,442.6	1,377.7
Inventories, net	1,066.3	1,196.2
Deferred income taxes	152.7	213.5
Prepaid expenses and other	194.2	237.5

Total Current Assets	3,000.2	3,080.0
Other long-term investments	15.5	15.5
Other assets	196.2	286.7
Property, plant and equipment, net	1,761.1	1,812.8
Goodwill, net	1,989.0	1,847.3
Deferred income taxes	68.1	—
Intangible assets, net	450.6	362.1

Total Assets	$7,480.7	$7,404.4

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable	$21.9	$25.2
Accounts payable	777.4	686.6
Accrued compensation	131.1	153.5
Other accrued liabilities	996.3	1,165.4
Income taxes	81.8	159.7
Current portion of long-term debt	13.5	424.0

Total Current Liabilities	2,022.0	2,614.4
Long-term debt	2,868.6	2,372.1
Other noncurrent liabilities	572.1	348.4
Deferred income taxes	—	4.7
Minority interest	1.7	1.3

Stockholders’ Equity:
Common stock, authorized shares, 800.0 million at $1.00 par value;	290.1	283.1
Outstanding shares:
2003 - 290.1 million
2002 - 283.1 million
Treasury stock, at cost;	(411.6)	(409.9)
Shares held:
2003 - 15.7 million
2002 - 15.7 million
Additional paid-in capital	439.9	237.3
Retained earnings	1,865.7	2,143.2
Accumulated other comprehensive loss	(167.8)	(190.2)

Total Stockholders’ Equity	2,016.3	2,063.5

Total Liabilities and Stockholders’ Equity	$7,480.7	$7,404.4

See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2003	2002	2001
(In millions)

Operating Activities
Net (loss)/income	$(46.6)	$(203.4)	$264.6
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	278.2	280.7	328.8
Cumulative effect of change in accounting principle	—	514.9	—
Noncash restructuring charges	138.3	74.9	36.9
Deferred income taxes	(11.5)	48.3	25.5
Loss on sale of businesses	29.7	—	—
Noncash impairment charges	289.4	—	—
Other	26.1	9.8	17.2
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	33.4	2.8	(104.8)
Inventories	179.4	12.9	128.6
Other current assets	32.8	(42.1)	(6.8)
Accounts payable	62.0	136.0	149.3
Accrued liabilities and other	(238.0)	34.1	26.1

Net Cash Provided by Operating Activities	$773.2	$868.9	$865.4

Investing Activities
Acquisitions, net of cash acquired	$(460.0)	$(242.2)	$(107.5)
Expenditures for property, plant and equipment	(300.0)	(252.1)	(249.8)
Sale of business, net of taxes paid	10.2	—	15.4
Sales of marketable securities, net of taxes paid	—	—	7.8
Disposals of noncurrent assets and other	33.7	7.8	30.5

Net Cash Used in Investing Activities	$(716.1)	$(486.5)	$(303.6)

Financing Activities
Proceeds from issuance of debt	$1,044.0	$772.0	$464.2
Proceeds for issuance of stock	200.1	—	—
Payments on notes payable and long-term debt	(989.6)	(901.5)	(819.0)
Cash dividends	(230.9)	(224.4)	(224.0)
Proceeds from exercised stock options and other	7.8	19.0	2.9

Net Cash Provided by/(Used in) Financing Activities	$31.4	$(334.9)	$(575.9)

Exchange rate effect on cash	0.8	0.8	(1.6)

Increase (Decrease) in Cash and Cash Equivalents	89.3	48.3	(15.7)
Cash and Cash Equivalents at Beginning of Year	55.1	6.8	22.5

Cash and Cash Equivalents at End of Year	$144.4	$55.1	$6.8

Supplemental cash flow disclosures - cash paid during the year for:
Income taxes, net of refunds	$63.5	$90.0	$69.8
Interest	136.8	123.1	118.3

See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss)/Income

					Accumulated
			Add'l		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
(In millions, except per share data)	Stock	Stock	Capital	Earnings	(Loss)/Income	Equity
Balance at December 31, 2000	$282.2	$(407.5)	$215.9	$2,530.9	$(172.9)	$2,448.6
Comprehensive income/(loss)
Net income	—	—	—	264.6	—	264.6
Foreign currency translation	—	—	—	—	(41.3)	(41.3)
Minimum pension liability adjustment, net of ($2.8) million tax	—	—	—	—	(4.5)	(4.5)
Loss on derivative instruments, net of ($7.9) million tax	—	—	—	—	(14.0)	(14.0)
Unrealized loss on securities available for sale, net of ($1.1) million tax	—	—	—	—	(2.1)	(2.1)
Reclassification adjustment for losses realized in net income, net of $1.8 million tax	—	—	—	—	3.2	3.2

Total comprehensive income						205.9

Cash dividends on common stock ($0.84 per share)	—	—	—	(224.0)	—	(224.0)
Exercise of stock options	0.2	(0.8)	3.7	—	—	3.1
Other	—	(0.2)	0.2	(0.2)	—	(0.2)

Balance at December 31, 2001	$282.4	$(408.5)	$219.8	$2,571.3	$(231.6)	$2,433.4

See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss)/Income, cont.

					Accumulated
			Add'l		Other	Total
	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders'
(In millions, except per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2001	$282.4	$(408.5)	$219.8	$2,571.3	$(231.6)	$2,433.4
Comprehensive income/(loss)
Net loss	—	—	—	(203.4)	—	(203.4)
Foreign currency translation	—	—	—	—	98.0	98.0
Minimum pension liability adjustment, net of ($43.5) million tax	—	—	—	—	(71.0)	(71.0)
Gain on derivative instruments, net of ($8.8) million tax	—	—	—	—	14.4	14.4

Total comprehensive (loss)						(162.0)

Cash dividends on common stock ($0.84 per share)	—	—	—	(224.4)	—	(224.4)
Exercise of stock options	0.7	(1.4)	17.1	—	—	16.4
Other	—	—	0.4	(0.3)	—	0.1

Balance at December 31, 2002	$283.1	$(409.9)	$237.3	$2,143.2	$(190.2)	$2,063.5

Comprehensive income/(loss)
Net loss	—	—	—	(46.6)	—	(46.6)
Foreign currency translation	—	—	—	—	130.7	130.7
Minimum pension liability adjustment, net of ($55.5) million tax	—	—	—	—	(114.5)	(114.5)
Gain on derivative instruments, net of ($3.8) million tax	—	—	—	—	6.2	6.2

Total comprehensive loss						(24.2)

Cash dividends on common stock ($0.84 per share)	—	—	—	(230.9)	—	(230.9)
Exercise of stock options	0.3	(1.8)	7.7	—	—	6.2
Issuance of stock	6.7	—	193.4	—	—	200.1
Other	—	0.1	1.5	—	—	1.6

Balance at December 31, 2003	$290.1	$(411.6)	$439.9	$1,865.7	$(167.8)	$2,016.3

See Footnotes to Consolidated Financial Statements.

FOOTNOTE 1

Description of Business and Significant Accounting Policies

Description of Business: Newell Rubbermaid Inc. (the “Company”) is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including discount stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company’s basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company’s multi-product offering consists of name-brand consumer products in five business segments: Cleaning & Organization; Office Products; Home Fashions; Tools & Hardware; and Other.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries, after elimination of intercompany transactions.

Use of Estimates: The preparation of these financial statements require the use of certain estimates by management in determining the Company’s assets, liabilities, revenue and expenses and related disclosures. Actual results could differ from those estimates.

Reclassifications: Certain 2002 and 2001 amounts have been reclassified to conform to the 2003 presentation.

Concentration of Credit Risk: The Company sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.

The Company’s interest rate swaps, short-term forward exchange contracts, and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company is also exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.

Revenue Recognition: Sales of merchandise and freight billed to customers, net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), co-op advertising and other sales related discounts, are generally recognized upon shipment to customers and when all substantial risks of ownership change. The Company records amounts billed to customers related to shipping and handling as revenue and all expenses related to shipping and handling as a cost of products sold.

Disclosures about Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, notes payable, short and long-term debt. The fair value of these instruments approximates carrying values due to their short-term duration, except as follows:

Qualifying Derivative Instruments: The net fair value of the Company’s qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is described in more detail in Footnote 7.

Long-term Debt: The fair value of the Company’s long-term debt issued under the medium-term note program was $1,756.6 million at December 31, 2003, based on quoted market prices. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.

Cash and Cash Equivalents: Cash and highly liquid short-term investments have a maturity of three months or less.

Allowances for Doubtful Accounts: Accounts receivable are recorded at net realizable value. Allowances for doubtful accounts at December 31 totaled $63.8 million in 2003 and $75.0 million in 2002. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances, including credit conditions and based on a history of write-offs and collections. A receivable is considered past due if payments have not been received within the agreed upon invoice terms.

Inventories: Inventories are stated at the lower of cost or market value. Cost of certain domestic inventories (approximately 66% and 62% of total inventories at December 31, 2003 and 2002, respectively) was determined by the “last-in, first-out” (“LIFO”) method; for the balance, cost was determined using the “first-in, first-out” (“FIFO”) method. If the FIFO inventory valuation method had been used exclusively, inventories would have increased by $0.3 million and $14.2 million at December 31, 2003 and 2002, respectively. In 2003, the loss realized as a result of inventory liquidation was $3.9 million. The components of net inventories were as follows as of December 31, (in millions):

	2003	2002
Materials and supplies	$263.7	$308.8
Work in process	158.8	174.9
Finished products	643.8	712.5

	$1,066.3	$1,196.2

Derivative Financial Instruments: Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax gain of approximately $13.0 million, recorded in accumulated other comprehensive income. The cumulative effect of adopting SFAS No. 133 did not materially impact the results of operations.

Derivative financial instruments are used only to manage certain commodity, interest rate and foreign currency risks. These instruments include commodity swaps, interest rate swaps, long-term cross currency interest rate swaps, and forward exchange contracts. The Company’s forward exchange contracts and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged.

On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis.

Interest Rate Risk Management: Gains and losses on interest rate swaps designated as cash flow hedges, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt instrument. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs.

The Company also has designated certain interest rate swaps as fair value hedges. The Company has structured all existing interest rate swap agreements to be 100% effective. These fair value hedges qualify for the “shortcut method.” As a result, there is no current impact to earnings resulting from hedge ineffectiveness. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap. The cash received relating to the termination of interest rate swaps is included in Other as an operating activity in the Consolidated Statement of Cash Flows.

Foreign Currency Management: The Company utilizes forward exchange contracts to manage foreign exchange risk related to both known and anticipated intercompany transactions and third-party commercial transaction exposures of approximately one year in duration or less. The Company also utilizes long-term cross currency interest rate swaps to hedge long-term intercompany transactions. Gains and losses related to qualifying forward exchange contracts, which hedge intercompany transactions or third-party commercial transactions, are deferred in other comprehensive income with a corresponding asset or liability until the underlying transaction occurs and are considered to have a cash flow hedging relationship. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged.

Derivative instruments used to hedge intercompany loans are marked to market with the corresponding gains or losses included in accumulated other comprehensive income and are considered to have a fair value hedging relationship. Any ineffectiveness associated with the fair value hedges is classified to the income statement.

Property, Plant and Equipment: Property, plant, and equipment are stated at cost. Replacements and improvements are capitalized. Expenditures for maintenance and repairs are charged to expense. Depreciation expense is calculated principally on the straight-line basis. Maximum useful lives determined by the Company are: buildings and improvements (20-40 years) and machinery and equipment (3-12 years). Property, plant and equipment consisted of the following as of December 31, (in millions):

	2003	2002
Land	$63.3	$64.7
Buildings and improvements	825.5	785.4
Machinery and equipment	2,510.7	2,652.9

	3,399.5	3,503.0
Accumulated depreciation	(1,638.4)	(1,690.2)

	$1,761.1	$1,812.8

Depreciation expense was $271.5 million and $271.1 million in 2003 and 2002, respectively. As of December 31, 2002, the Company accrued $26.1 million for equipment received but not paid for. This amount has been excluded from the following line items: expenditures for property, plant and equipment and the change in accounts payable in the Consolidated Statement of Cash Flows.

Goodwill and Trade Names: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives.

Pursuant to the adoption of SFAS No. 142, all amortization expense on trade names and goodwill ceased on January 1, 2002. The Company recognized goodwill amortization of $56.9 million in 2001. Net income for the year ended December 31, 2001, excluding goodwill amortization, would have been $318.1 million, while basic and diluted EPS would have been $1.19 per share.

The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter. The Company also tests for impairment if events or circumstances occur subsequent to the Company’s annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

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

In the fourth quarter of 2003, the Company began exploring various options for certain businesses in the Home Fashions and Other segments, including evaluating those businesses for potential sale. As this process progressed, the Company obtained a better indication of the market value of these businesses and determined that the businesses had a net book value in excess of their fair value. As a result, the Company conducted a new impairment test in the fourth quarter and recorded an impairment loss of $242.0 million related to goodwill to write the net assets of these businesses to fair value.

A summary of changes in the Company’s goodwill during the year ended December 31, 2003 is as follows (in millions):

Balance at December 31, 2002	$1,847.3
Acquisitions and adjustments -
American Tool Companies, Inc.	63.4
American Saw & Mfg. Co.	290.6
Other (minor acquisitions and foreign exchange)	59.5

2,260.8

Impairments (See Footnote 14)	(242.0)
Change in estimate on facility exit (See Footnote 2)	(29.8)

Balance at December 31, 2003	$1,989.0

Intangible Assets: Intangible assets consisted of the following as of December 31, (in millions):

	2003	2002	Average Amortization Period
Trade names	$405.2	$338.5	Indefinite
Patents	36.1	32.9	14 years
Customer lists	13.3	4.1	10 years
Capitalized software	56.1	42.9	8 years
Noncompete agreements	10.5	25.6	3 years
Other	2.0	6.3	3 years

	523.2	450.3
Accumulated amortization	(72.6)	(88.2)

	$450.6	$362.1

Intangible amortization expense was $6.7 million and $9.6 million in 2003 and 2002, respectively. Amortization expense per year is expected to be consistent with the 2003 amounts over the next five years. However, such amounts may vary based on movement in foreign currency rates, business acquisitions or divestitures, or potential impairment losses.

Long-Lived Assets: The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived assets may warrant revision or that the remaining balance of long-lived assets may not be recoverable. If factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the relevant businesses’ undiscounted net cash flow over the remaining life of the long-lived assets in measuring whether the carrying value is recoverable. An impairment loss would be measured by reducing the carrying value to fair value, based on a discounted cash flow analysis.

Product Warranties: In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which the products were sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at fiscal year end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating expenses (income).

Advertising Costs: The Company expenses advertising costs as incurred, including cooperative advertising programs with customers. Total cooperative advertising expense was $195.5 million, $218.6 million, and $196.8 million for 2003,

2002 and 2001, respectively. Cooperative advertising is recorded in the Consolidated Financial Statements as a reduction of sales because it is viewed as part of the negotiated price of products. All other advertising costs are charged to selling, general and administrative expenses and totaled $142.5 million, $140.6 million, and $100.3 million in 2003, 2002, and 2001, respectively.

Research and Development Costs: Research and development costs relating to both future and present products are charged to selling, general and administrative expenses as incurred. These costs aggregated $124.6 million, $87.6 million, and $67.2 million in 2003, 2002, and 2001, respectively.

Fair Value of Stock Options: The Company’s stock option plans are accounted for under APB Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the year ended December 31, (in millions, except per share data):

	2003	2002	2001
Net (loss)/income:
As reported	$(46.6)	$(203.4)	$264.6
Fair value option expense	(19.0)	(16.3)	(15.5)

Pro forma	$(65.6)	$(219.7)	$249.1

Basic (loss)/earnings per share:
As reported	$(0.17)	$(0.76)	$0.99
Pro forma	(0.24)	(0.82)	0.93
Diluted (loss)/earnings per share:
As reported	$(0.17)	$(0.76)	$0.99
Pro forma	(0.24)	(0.82)	0.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2003, 2002 and 2001, respectively: risk-free interest rate of 4.0%, 4.0% and 5.1%; expected dividend yields of 3.0%, 3.0% and 3.0%; expected lives of 6.9, 6.9 and 9.0 years; and expected volatility of 32%, 32% and 28%.

Comprehensive Income: Comprehensive income and accumulated other comprehensive income encompass net income, foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The following table displays the components of accumulated other comprehensive income or loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Minimum	Derivatives	Other
	Translation	Pension	Hedging	Comprehensive
	Loss	Liability	Gain/(Loss)	Loss
Balance at 12/31/02	$(115.1)	$(75.5)	$0.4	$(190.2)
Current year change	130.7	(114.5)	6.2	22.4

Balance at 12/31/03	$15.6	$(190.0)	$6.6	$(167.8)

Recent Accounting Pronouncements: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 146 (FAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities included in restructurings. This Statement eliminates the definition and requirements for recognition of exit costs as defined in EITF Issue 94-3, and requires that liabilities for exit activities be recognized when incurred instead of at the exit activity commitment date. Additionally, FAS 146 requires recognition of one-time severance benefits that require employees to render future service beyond a minimum retention period over the future service period. The Company adopted the provisions of FAS 146, effective January 1, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 (FAS 150), “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. On October 29, 2003 the FASB deferred, indefinitely, the application of paragraphs 9 and 10 of FAS 150 as it relates to mandatorily redeemable non-controlling interests in consolidated subsidiaries that would not be recorded as liabilities under FAS 150 by such subsidiaries. The adoption of the remainder of FAS 150 on July 1, 2003, had no impact on the Company’s consolidated financial results.

Effective December 31, 2003, the Company adopted Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 was issued by the FASB in January 2003 and introduces a new consolidation model — the variable interests model — which determines consolidation based on potential variability in gains and losses of the entity being evaluated for consolidation. FIN 46 initially applied to interests in variable interest entities acquired before February 1, 2003. A FASB staff position issued in October 2003 deferred the effective date of the Interpretation to the first interim or annual period after December 15, 2003 for entities created before February 1, 2003.

The Interpretation requires the consolidation of certain types of entities in which a company absorbs a majority of another entity’s expected losses, receives a majority of the other entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called “variable interest entities” (VIEs). The principal characteristics of variable interest entities are (1) an insufficient amount of equity to absorb the entity’s expected losses without additional subordinated financial support from other parties, (2) equity owners as a group are not able to make decisions about the entity’s activities, or (3) the holders of the equity at risk do not have the obligation to absorb the entity’s losses or receive the entity’s residual returns. Variable interests are contractual, ownership, or other interests in an entity that expose their holders to the risks and rewards of the VIE. Variable interests therefore include equity investments, loans, leases, derivatives, guarantees, and other instruments whose values fluctuate with changes in the VIE’s assets.

If an entity is determined to be a VIE, the entity must be consolidated by the “primary beneficiary”. The primary beneficiary is the holder of the variable interests that absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s residual returns in the event, or both. There is no primary beneficiary in cases where no single holder absorbs the majority of the expected losses or receives a majority of the residual returns. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests. The Company has variable interests in the following types of variable interest entities:

The Company has a subsidiary trust that has Mandatorily Redeemable Convertible Preferred Securities outstanding with a liquidation value of $500 million. These securities were issued in December 1997 and were previously reported on our balance sheet as Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of a Subsidiary Trust. The trust is a VIE under FIN 46 because the Company has only a limited ability to make decisions about its activities. However, the Company is not the primary beneficiary of the trust. Therefore, the Mandatorily Redeemable Convertible Preferred Securities of $500.0 million issued by the trust are no longer reported on the Company’s balance sheet. Instead, the Company reports the convertible Subordinated Debentures held by the trust as long-term debt. These notes have previously been eliminated in the Company’s consolidated financial statements. Distributions on the Mandatorily Redeemable Convertible Preferred Securities from January 1, 2002 are no longer reported on the Company’s statements of operations, but interest on the notes is reported as interest expense. As permitted by FIN 46, the Company is adopting FIN 46 as of January 1, 2002. As a result, at that date, the Company deconsolidated the subsidiary trust.

The Company has an agreement with a financial institution creating a financing entity that is consolidated in the Company’s financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. This entity meets the criteria for being a VIE because the voting rights and economic interests held by the Company in it are disproportional to the Company’s obligations to absorb expected losses or receive expected residual returns. The Company’s variable interests in this entity include the receivables purchase and servicing agreement, a loan back to the Company of essentially all excess cash, and common stock. The Company’s assessment of expected losses and expected residual returns indicates that it is the primary beneficiary of this subsidiary, and accordingly, the Company continues to consolidate it.

In December 2003, FASB Statement No. 132 (FAS 132) (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, was issued. FAS 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The Statement retains and revises the disclosure requirements contained in the original FAS 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The Statement generally is effective for fiscal years ending after December 15, 2003. The Company’s disclosures in Footnote 9 incorporate the requirement of FAS 132 (revised).

FOOTNOTE 2

Acquisitions and Divestitures of Businesses

2003:
 Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. (“Lenox”), a leading manufacturer of power tool accessories and hand tools marketed under the Lenox brand. The purchase price was approximately $450 million paid for through the issuance of commercial paper, plus transaction costs of $5.8 million. The transaction structure permits the deduction of goodwill for tax purposes. We estimate the present value of the future tax benefit to be $85 million. The Company has allocated the purchase price to the identifiable assets. This acquisition and the acquisition of American Tool Companies, Inc. (“Irwin”) in 2002 marked a significant expansion and enhancement of the Company’s product lines and customer base, launching it squarely into the estimated $10 billion-plus global markets for hand tools and power tool accessories. Both of these acquisitions are reported in the Company’s Tools and Hardware business segment. The purchase price for the Lenox acquisition has been allocated to the fair market value of the assets acquired and liabilities assumed.

The following table summarizes the purchase price allocation for Lenox:

Current assets	$45.7
Property, plant & equipment	61.2
Other assets & intangibles	32.7
Trade names & goodwill	366.2

Total assets	$505.8

Current liabilities	$15.0
Long-term debt	1.6
Other long-term liabilities	32.3
Stockholders’ equity	456.9

Total liabilities and stockholders’ equity	$505.8

The transaction summarized above and other minor acquisitions were accounted for as purchases; therefore, results of operations are included in the accompanying Consolidated Financial Statements since their respective acquisition dates. The acquisition costs were allocated to the fair market value of the assets acquired and liabilities assumed. Included in other assets and intangibles above is approximately $10.8 million of patents and other intangibles. The useful life of these intangibles is approximately 10 years. The Company’s integration plans include exit costs for certain plants and product lines and employee termination costs. The final adjustments to the purchase price allocations are not expected to be material to the Consolidated Financial Statements.

The Company formulated integration plans for Lenox and other minor acquisitions as of their respective dates of acquisition. These plans included facility exit costs of $1.2 million, employee severance costs of $1.2 million and other pre-acquisition contingencies of $1.9 million. As of December 31, 2003, $1.2 million of integration plan reserves remain, of which $0.5 million relates to severance payments.

In 2003, the Company decided to abandon its plans to exit certain North American and European facilities that were contemplated as part of the integration of the acquired companies. As a result of this decision, the Company reversed approximately $48.3 million in exit plan liabilities and reduced the cost of the acquired companies (goodwill was reduced by $29.8 million and deferred tax assets were reduced by $18.5 million).

On March 27, 2003, the Company sold its Cosmolab business, a division of the Other segment, and recorded a non-cash pretax loss of $21.2 million. In 2002, sales of the division approximated $50 million. On December 31, 2003, the Company also sold its German frames business (which had 2003 net sales of $9.2 million) a division of the Home Fashion segment, and recognized a pre-tax loss of $9.2 million.

2002:
 On April 30, 2002, the Company completed the purchase of Irwin, a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in Irwin, which had been accounted for under the equity method prior to acquisition. The purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in Irwin debt and $27 million of transaction costs. At the time of acquisition, the Company paid off Irwin’s senior debt, senior subordinated debt and debt under their revolving credit agreement. The Company has allocated the purchase price to the identifiable assets. During the third quarter of 2002, the Company recorded nonoperating expenses of $8.7 million for transaction costs associated with the acquisition.

The Company formulated integration plans for Irwin and other minor acquisitions as of the date of acquisition. The integration plans for these acquisitions resulted in integration plan liabilities of $25.4 million for facility and other exit costs, $26.8 million for employee severance and termination benefits and $43.1 million for other pre-acquisition contingencies. The purchase prices for the 2002 acquisitions have been allocated to the fair market value of the assets acquired and liabilities assumed. The Company’s integration plans include exit costs for certain plants and product lines, as well as employee termination costs. As of December 31, 2003, $10.6 million of the integration plan reserves remain, of which $4.6 million relates to remaining severance payments.

2001:
 The Company made only minor acquisitions in 2001, for $61.2 million in cash and $0.1 million of assumed debt.

The unaudited consolidated results of operations for the years ended December 31, 2003 and 2002 on a pro forma basis, as though the 2002 acquisition of Irwin had occurred on January 1, 2001 and the 2003 acquisition of Lenox had occurred on January 1, 2002, are as follows for the year ended December 31, (in millions, except for per share data) (unaudited):

	2003	2002	2001
Net sales	$7,750.0	$7,779.5	$7,350.0
Net loss	$(46.6)	$(191.1)	$264.5
Loss per share (basic)	$(0.17)	$(0.72)	$0.99

FOOTNOTE 3

Restructuring Costs

The Company continues to incur restructuring charges associated with the Company’s strategic restructuring plan (the “plan”) announced on May 3, 2001. The specific objectives of the plan are to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company expects to incur between $460 and $480 million in restructuring charges under the plan.

Pre-tax restructuring costs consisted of the following for the year ended December 31, (in millions):

	2003	2002	2001
Facility and other exit costs	$118.5	$36.6	$34.6
Employee severance and termination benefits	103.3	76.3	28.5
Exited contractual commitments and other	23.2	9.8	3.6

Recorded as Restructuring Costs	$245.0	$122.7	$66.7

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $106.4 million, $58.0 million and $49.7 million in 2003, 2002 and 2001, respectively. A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/01		Costs	12/31/02
	Balance	Provision	Incurred	Balance
Facility and other exit costs	$20.1	$36.6	$(20.6)	$36.1
Employee severance and termination benefits	6.2	76.3	(41.4)	41.1
Exited contractual commitments and other	1.9	9.8	(9.6)	2.1

	$28.2	$122.7	$(71.6)	$79.3

	12/31/01		Costs	12/31/02
	Balance	Provision	Incurred	Balance
Facility and other exit costs	$36.1	$118.5	$(73.5)	$81.1
Employee severance and termination benefits	41.1	103.3	(76.3)	68.1
Exited contractual commitments and other	2.1	23.2	(21.4)	3.9

	$79.3	$245.0	$(171.2)	$153.1

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs.

Under the plan, the Company expects to exit 84 facilities and reduce headcount by approximately 12,000 people. At the plan’s completion, the Company expects total annual savings of between $150 and $175 million ($125 to $135 million related to the reduced headcount, $10 to $15 million related to reduced depreciation, and $15 to $25 million related to other cash savings). As of December 31, 2003, restructuring reserves held on the Company’s books were representative of approximately 100 individual restructuring plans. The following table depicts the material changes in these plans for the year ended December 31, aggregated by reportable business segment:

	12/31/01		Costs	12/31/02
Segment	Balance	Provision	Incurred	Balance
Cleaning and Organization	$0.8	$10.0	$(7.1)	$3.7
Office Products	—	33.7	(6.4)	27.3
Home Fashions	5.2	51.2	(36.5)	20.0
Tools and Hardware	—	2.0	(1.4)	0.5
Other	1.5	16.1	(10.3)	7.5
Corporate	20.7	9.7	(9.9)	20.3

	$28.2	$122.7	$(71.6)	$79.3

	12/31/01		Costs	12/31/02
Segment	Balance	Provision	Incurred	Balance
Cleaning and Organization	$3.7	$73.8	$(21.3)	$56.2
Office Products	27.3	41.9	(39.3)	29.9
Home Fashions	20.0	40.2	(26.7)	33.5
Tools and Hardware	0.5	21.8	(4.3)	18.0
Other	7.5	54.7	(61.1)	1.1
Corporate	20.3	12.6	(18.5)	14.4

	$79.3	$245.0	$(171.2)	$153.1

In 2003, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 6,000 employees. Under the restructuring plan, 78 facilities have been exited and headcount has been reduced by 10,800 employees.

In 2003, the Company announced its intention to close one of its manufacturing facilities in the Other operating segment by the end of 2003. As a result of this decision, the Company evaluated its long-lived assets, primarily property, plant and equipment, for impairment and recorded a non-cash restructuring charge of $30.5 million. The amount of the impairment was determined using a discounted cash flow analysis.

In 2003, the Company announced its intention to close two of its manufacturing facilities in the Cleaning & Organization operating segment. As a result of this decision, the Company evaluated its long-lived assets, primarily property, plant and equipment, for impairment and recorded a non-cash restructuring charge of $34.6 million. The amount of the impairment was determined using a discounted cash flow analysis. The Company also expects to incur approximately $12.8 million in severance and other facility exit costs.

In 2003, the Company recorded a non-cash restructuring charge of $14.0 million relating to the curtailment of a pension plan associated with the closure of one of the Company’s exited facilities. The non-cash restructuring charge has been included in employee severance and termination benefits as disclosed in the table above.

The $56.2 million restructuring reserve at December 31, 2003 in the Company’s Cleaning & Organization operating segment consists primarily of a $40.0 million reserve for the closure of two manufacturing facilities. The Company expects to incur $34.6 million in asset impairment charges, $2.8 million in site clean-up costs and $2.6 million in severance charges for the closure of these two manufacturing facilities.

The $18.0 million restructuring reserve at December 31, 2003 in the Company’s Tools & Hardware operating segment consists primarily of an $11.4 million reserve for the closure of one manufacturing facility. The Company expects to incur $7.9 million in asset impairment charges, $2.0 million in site clean-up costs and $1.5 million in severance charges for the closure of this manufacturing facility.

The $29.9 million restructuring reserve at December 31, 2003 in the Company’s Office Products operating segment consists primarily of a $10.7 million reserve for the closure of one manufacturing facility. The Company expects to incur $2.8 million in asset impairment charges and $7.9 million in severance charges for the closure of this manufacturing facility.

FOOTNOTE 4

Other Accrued Liabilities: Accrued liabilities included the following as of December 31, (in millions):

	2003	2002
Customer accruals	$191.5	$289.6
Accrued purchase accounting (See Footnote 2)	12.2	119.0
Accrued self-insurance liability	85.7	91.5
Accrued restructuring (See Footnote 3)	153.1	79.3
Accrued pension and other postemployment benefits	130.0	115.9
Accruals for inventory received, not invoiced	96.6	115.2
Accrued interest	26.1	63.4
Employee withholdings	25.0	24.4
Accrued contingencies	51.4	62.6
Other	224.7	204.5

Other accrued liabilities	$996.3	$1,165.4

Customer accruals are promotional allowances and rebates given to customers in exchange for their selling efforts. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability and is estimated based upon historical loss experience.

FOOTNOTE 5

Credit Arrangements

The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. The Company’s lines of credit do not have a material impact on the Company’s liquidity. As of December 31, 2003 and 2002, the Company had notes payable to banks in the amount of $21.9 million and $25.2 million, respectively, with weighted average interest rates of 9.0% and 5.9%, respectively.

The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the “Revolver”) on June 14, 2002. The Revolver consists of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. On June 13, 2003, Newell Rubbermaid rolled over the $650.0 million 364 day Revolving Credit Facility that was terminating on June 14, 2003. The new agreement consists of 19 participating banks and will mature on June 11, 2004. The revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The agreement also limits subsidiary indebtedness. As of December 31, 2003, the Company was in compliance with this agreement. No amounts are outstanding under the Revolving Credit Facility as of December 31, 2003.

In lieu of borrowings under the Revolver, the Company may issue commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. Because $650.0 million of the Revolver expires in June 2007, the commercial paper indebtedness is classified as long-term in 2003 and 2002.

The following table summarizes the Company’s commercial paper obligations as of December 31, (in millions):

	2003	2002
Outstanding at year-end
- borrowing	$217.1	$140.0
- average interest rate	1.2%	1.5%
Average borrowings for the year	$482.6	$490.8

FOOTNOTE 6

Long-term Debt

The following is a summary of long-term debt as of December 31, (in millions):

	2003	2002
Medium-term notes (maturities ranging from 2 to 30 years, average interest rate of 5.35%)	$1,647.0	$1,662.5
Commercial paper (See Footnote 5)	217.1	140.0
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures (See Footnote 1)	515.5	515.5
Terminated interest rate swaps	46.7	18.4
Other long-term debt	5.8	9.7

Total debt	2,882.1	2,796.1
Current portion of long-term debt	(13.5)	(424.0)

Long-term debt	$2,868.6	$2,372.1

The aggregate maturities of long-term debt outstanding are as follows as of December 31, 2003 (in millions):

2004	2005	2006	2007	2008	Thereafter	Total
$13.5	$185.0	$162.3	$470.0	$451.5	$1,599.8	$2,882.1

The medium-term notes, revolving credit agreement (and related commercial paper), preferred debt securities, and junior convertible subordinated debentures are all unsecured.

Preferred Debt Securities: As disclosed in Footnote 1, the Company has an agreement with a financial institution creating a financing entity that is consolidated in the financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity’s receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. As of December 31, 2003, the Company was in compliance with the agreement. As of December 31, 2003 and 2002, the aggregate amount of outstanding receivables sold under the agreement was $777.4 million and $738.2 million, respectively.

Junior Convertible Subordinated Debentures: The Company fully and unconditionally guarantees 10.0 million shares of 5.25% convertible preferred securities issued by a 100% owned finance subsidiary of the Company, which are callable at 102.1% of the liquidation preference as of December 31, 2003, decreasing over time to 100% by December 2007. Each of these “Preferred Securities” is convertible into 0.9865 of a share of Company common stock, and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share.

The proceeds of the Preferred Securities were invested in $515.5 million of the Company’s 5.25% Junior Convertible Subordinated Debentures (“Debentures”). The Debentures are the sole assets of the subsidiary trust, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. As of December 31, 2003, the Company has not elected to defer interest payments.

Terminated Interest Rate Swaps: As more fully described in Note 7, at December 31, 2003 and 2002, the carrying amount of long-term debt and current maturities thereof includes $46.7 million and $18.4 million, respectively, relating to terminated interest rate swap agreements.

FOOTNOTE 7

Derivative Financial Instruments

The Company is exposed to market risks arising from changes in commodity prices, interest rates and foreign exchange rates.

Credit Exposure: The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company monitors the creditworthiness of the counterparties and presently does not expect default by any of the counterparties. The Company does not obtain collateral in connection with its derivative financial instruments.

The credit exposure that results from commodity, interest rate and foreign exchange contracts is the fair value of contracts with a positive fair value as of the reporting date. Some derivatives are not subject to credit exposures as of the reporting date.

Interest Rate Risk Management: At December 31, 2003, the Company had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $800 million, with a net accrued interest receivable of $2.8 million. These fair value hedges qualify for the “shortcut method” because these hedges are deemed to be perfectly effective.

There is no credit exposure on the Company’s interest rate derivatives at December 31, 2003. Credit exposure on the Company’s interest rate derivatives at December 31, 2002 was $21.5 million.

At December 31, 2003, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $473.8 million, with a net accrued interest receivable of $0.3 million. The maturities on these long-term cross currency interest rate swaps range from three to five years.

Foreign Currency Management: The following table summarizes the Company’s forward exchange contracts and long-term cross currency interest rate swaps in U.S. dollars by major currency and contractual amount. The “buy” amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant forward exchange contracts and long-term cross currency interest rate swaps and their fair values as of December 31, were as follows (in millions):

	2003		2002
	Buy	Sell	Buy	Sell
British Pounds	$251.8	$459.9	$273.0	$65.6
Canadian Dollars	0.9	83.2	0.8	50.6
Euro	283.9	499.5	96.4	343.8
Other	41.8	5.5	35.7	18.3

	$578.4	$1,048.1	$405.9	$478.3

Fair Value	$661.4	$1,175.7	$451.5	$537.4

Credit exposure on foreign currency derivatives at December 31, 2003 and 2002, was $11.6 million and $5.0 million, respectively.

The net loss recognized in 2003 and 2002 for matured cash flow forward exchange contracts was $2.9 million and $1.5 million, net of tax, respectively, which was recognized in the Consolidated Statements of Operations. The Company estimates that $2.1 million of losses, net of tax, deferred in accumulated other comprehensive income will be recognized in earnings in 2004.

The net gain recognized in 2002 for forward exchange contracts and cross currency interest rate swaps used to hedge intercompany loans was $0.4 million, net of tax, which was recognized as part of interest income on the Consolidated Statements of Operations.

FOOTNOTE 8

Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation, data processing and other equipment under leases that expire at various dates through the year 2011. Rent expense was $132.5 million, $123.3 million and $112.0 million in 2003, 2002 and 2001, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2003 (in millions):

2004	2005	2006	2007	2008	Thereafter	Total
$ 111.4	$83.3	$60.5	$41.9	$34.2	$61.7	$393.0

FOOTNOTE 9

Employee Benefit and Retirement Plans

As of December 31, 2003, the Company continued to maintain various deferred compensation plans with varying terms. The total liability associated with these plans was $62.1 million and $56.9 million as of December 31, 2003 and 2002, respectively. These liabilities are included in Other Accrued Liabilities and Other Noncurrent Liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $48.3 million and $42.9 million as of December 31, 2003 and 2002, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets.

Effective January 1, 2002, the Company adopted a deferred compensation plan pursuant to which certain management and highly compensated employees are eligible to defer up to 50% of their regular compensation and up to 100% of their bonuses, and non-employee board members are eligible to defer up to 100% of their directors compensation. The compensation deferred under this plan along with earnings is fully vested at all times.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2003 and 2002, the life insurance contracts had a cash surrender value of $68.2 million and $66.2 million, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets. The amount of coverage is designed to provide sufficient reserves to cover all costs of the plan. The projected benefit obligation was $77.5 million and $68.6 million at December 31, 2003 and 2002, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts are excluded from the table as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions.”

The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their foreign and domestic employees. Pension plan benefits are generally based on years of service and/or compensation. The Company’s funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended or local statutes to assure that plan assets will be adequate to provide retirement benefits. The Company’s common stock comprised $50.3 million and $67.4 million of noncontributory pension plan assets at December 31, 2003 and 2002, respectively.

The Company’s matching contributions to the profit sharing plans were $21.1 million, $21.4 million and $15.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.

The Company uses a September 30 measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory pension plans, SERP and postretirement benefit plans as of December 31, (in millions):

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at January 1	$991.1	$846.7	$219.0	$212.6
Service cost	43.9	40.0	5.0	4.2
Interest cost	66.4	64.9	16.2	15.6
Amendments	(6.6)	5.4	(8.8)	—
Actuarial loss (gain)	137.2	(17.7)	39.4	7.2
Acquisitions and other	37.4	104.3	17.4	—
Currency translation	38.4	25.8	—	—
Benefits paid from plan assets	(68.4)	(78.3)	(24.4)	(20.6)

Benefit obligation at December 31	$1,239.4	$991.1	$263.8	$219.0

Change in plan assets:
Fair value of plan assets at January 1	$728.3	$756.5	$—	$—
Actual return on plan assets	90.8	(65.8)	—	—
Acquisitions and other	37.8	85.5	—	—
Contributions	16.2	14.5	24.4	20.6
Currency translation	18.0	15.9	—	—
Benefits paid from plan assets	(68.4)	(78.3)	(24.4)	(20.6)

Fair value of plan assets at December 31	$822.7	$728.3	$—	$—

Funded Status:
Funded status at December 31	$(416.7)	$(262.8)	$(263.8)	$(219.0)
Unrecognized net loss	415.9	307.3	60.1	21.0
Unrecognized prior service cost	(2.8)	5.7	(8.7)	—
Unrecognized net asset	—	0.5	—	—

Net amount recognized	$(3.6)	$50.7	$(212.4)	$(198.0)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost(1)	$44.1	$113.8	$—	$—
Accrued benefit cost(2)	(353.6)	(198.9)	(212.4)	(198.0)
Intangible asset(1)	4.2	4.1	—	—
Accumulated other comprehensive loss	301.7	131.7	—	—

Net amount recognized	$(3.6)	$50.7	$(212.4)	$(198.0)

Accumulated benefit obligation	$1,138.6	$931.5	$263.8	$219.0

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.14%	6.48%	6.25%	6.75%
Long-term rate of return on plan assets	8.23%	8.29%	N/A	N/A
Long-term rate of compensation increase	4.44%	4.33%	N/A	N/A

(1)	Recorded in Other Assets
(2)	Recorded in Other Noncurrent Liabilities and Other Accrued Liabilities

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.48%	7.11%	6.75%	7.25%
Long-term rate of return on plan assets	8.29%	9.94%	N/A	N/A
Long-term rate of compensation increase	4.33%	4.98%	N/A	N/A
Health care cost trend rate	N/A	N/A	6.0%	6.0%

Net pension expense (income) and other postretirement benefit expense include the following components as of December 31, (in millions):

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost-benefits earned during the year	$43.9	$40.0	$33.2	$5.0	$4.2	$3.3
Interest cost on projected benefit obligation	66.4	64.9	53.7	16.2	15.6	12.5
Expected return on plan assets	(85.7)	(99.2)	(87.1)	—	—	—
Amortization of:
Transition asset	—	—	(1.4)	—	—	(1.5)
Prior service cost recognized	(0.2)	(0.2)	(1.1)	0.2	—	—
Curtailment, settlement cost	16.0	1.4	—	—	—	—
Actuarial loss (gain)	1.7	0.8	(0.3)	—	—	—

Net pension expense (income)	$42.1	$7.7	$(3.0)	$21.4	$19.8	$14.3

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows as of December 31, (in millions):

	2003	2002
Projected benefit obligation	$(1,180.1)	$(712.9)
Accumulated benefit obligation	(1,081.1)	(678.1)
Fair value of plan assets	747.9	418.4

Assumed health care cost trends have been used in the valuation of postretirement benefits. The trend rate is 9% (for retirees under age 65) and 11% (for retirees over age 65) in 2003, declining to 6% for all retirees in 2011 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$2.5	$(2.2)
Effect on postretirement benefit obligations	21.3	(19.6)

The Company’s total domestic plan assets were $585.6 million and $531.0 million at December 31, 2003, and 2002, respectively. The expected long-term rate of return on domestic plan assets used to determine net periodic benefit cost was 8.5% and 10.0% for the years ending December 31, 2003, and 2002, respectively. The Company’s domestic pension plan weighted-average asset allocation at December 31, 2003, and 2002, by asset category are as follows:

	2003	2002
Equity securities	67.4%	75.9%
Debt securities	27.7%	18.1%
Real estate	2.1%	2.3%
Other	2.8%	3.7%

Total	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is comprised of a diversified blend of equity, real estate and fixed income investments. Equity investments include large and small market capitalization stocks as well as growth, value and international stock positions.

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness.

The Company expects to contribute $5.0 million to its unfunded domestic pension plans and $27.5 million to its other post retirement benefit plan in 2004. The Company expects no contributions to be made to its funded domestic pension plans in 2004.

On December 8, 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act (the “Drug Act”) into law. The Drug Act of 2003 introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is currently reviewing the impact of the Drug Act and has elected to defer recognition of the benefit to its postretirement healthcare plans; as a result, the reported benefit obligation and net periodic postretirement cost as of and for the year ended December 31, 2003 do not reflect the effects of the Drug Act. Once final guidance is issued, previously reported information is subject to change.

FOOTNOTE 10

Earnings Per Share

The calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001, respectively, is shown below (in millions, except per share data):

		"In the
		Money"	Convertible
	Basic	Stock	Preferred	Diluted
	Method	Options(1)	Securities(2)	Method
2003
Net loss	$(46.6)	—	—	$(46.6)
Weighted average shares outstanding	274.1	—	—	274.1
Loss per share	$(0.17)			$(0.17)
2002
Net loss	$(203.4)	—	—	$(203.4)
Weighted average shares outstanding	267.1	0.9	—	268.0
Loss per share	$(0.76)			$(0.76)
2001
Net income	$264.6	—	—	$264.6
Weighted average shares outstanding	266.7	0.3	—	267.0
Earnings per share	$0.99			$0.99

(1)	The weighted average shares outstanding for 2003, 2002 and 2001 exclude the dilutive effect of approximately 12.3 million, 4.5 million and 3.9 million options, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective years.

(2)	The convertible preferred securities are anti-dilutive in 2003, 2002 and 2001 and, therefore, have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $16.6 million, $16.6 million and $16.8 million in 2003, 2002 and 2001, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in all years.

FOOTNOTE 11

Stockholders’ Equity

In January 2003, the Company completed the sale of 6.67 million shares of its common stock at a public offering price of $30.10 per share pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission. The net proceeds of $200.1 million were used to reduce the Company’s commercial paper borrowings.

Each share of common stock includes a stock purchase right (a “Right”). Each Right will entitle the holder, until the earlier of October 31, 2008 or the redemption of the Rights, to buy the number of shares of common stock having a market value of two times the exercise price of $200.00, subject to adjustment under certain circumstances. The Rights will be exercisable only if a person or group acquires 15% or more of voting power of the Company or announces a tender offer after which it would hold 15% or more of the Company’s voting power. The Rights held by the 15% stockholder would not be exercisable in this situation.

Furthermore, if, following the acquisition by a person or group of 15% or more of the Company’s voting stock, the Company was acquired in a merger or other business combination or 50% or more of its assets were sold, each Right (other than Rights held by the 15% stockholder) would become exercisable for that number of shares of common stock of the Company (or the surviving company in a business combination) having a market value of two times the exercise price of the Right.

The Company may redeem the Rights at $0.001 per Right prior to the occurrence of an event that causes the Rights to become exercisable for common stock.

FOOTNOTE 12

Stock Options

The Company’s Amended and Restated 1993 Stock Option Plan expired on December 31, 2002. For options previously granted under that plan, the option exercise price equaled the common stock’s closing price on the date of grant; options vest over a five-year period and expire ten years from the date of grant. In 2003, a new plan was approved by the Company stockholders (“2003 Plan”). The 2003 Plan provides for grants of up to an aggregate of 15.0 million stock options, stock awards and performance shares (except that no more than 3.0 million of those grants may be stock awards and performance shares). Under the 2003 Plan, the option exercise price equals the common stock’s closing price on the date of grant. Options will vest over five years (which may be shortened to no less than three years) and expire ten years from the date of grant. Also under the 2003 Plan, none of the restrictions on stock awards will lapse earlier than the third anniversary of the date of grant.

The following summarizes the changes in the number of shares of common stock under option, including options to acquire common stock resulting from the conversion of options under pre-merger Rubbermaid option plans (in millions, except exercise prices):

					Weighted
				Weighted	average
		Weighted	Exercisable	Average	fair value of
		Average	at end	Exercise	options granted
	Shares	Exercise Price	of year	Price	during the year
Outstanding at December 31, 2000	8.0	$32	3.2	$33
Granted	4.4	25			$7
Exercised	(0.2)	19
Canceled	(2.3)	33

Outstanding at December 31, 2001	9.9	29	2.9	$33
Granted	3.9	32			$9
Exercised	(0.7)	25
Canceled	(1.7)	32

Outstanding at December 31, 2002	11.4	30	3.4	$32
Granted	2.8	28			$8
Exercised	(0.3)	25
Canceled	(1.6)	31

Outstanding at December 31, 2003	12.3	$30	4.4	$31

Options outstanding at December 31, 2003 (in millions, except exercise prices):

Range of		Weighted	Weighted Average
Exercise	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life
$19.00 - $24.99	2.7	$24	7.5
$25.00 - $34.99	7.2	29	7.8
$35.00 - $44.99	2.3	37	6.8
$45.00 - $50.00	0.1	48	4.9

$19.00 - $50.00	12.3	$30	7.5

Options exercisable at December 31, 2003 (in millions, except exercise prices):

Range of		Weighted	Weighted Average
Exercise	Number	Average	Remaining
Prices	Exercisable	Exercise Price	Contractual Life
$19.00 - $24.99	0.9	$24	6.7
$25.00 - $34.99	2.3	29	6.1
$35.00 - $44.99	1.1	39	5.4
$45.00 - $50.00	0.1	48	4.8

$19.00 - $50.00	4.4	$31	6.0

FOOTNOTE 13

Income Taxes

The provision for income taxes consists of the following as of December 31, (in millions):

	2003	2002	2001
Current:
Federal	$(13.3)	$55.0	$90.9
State	1.6	7.7	11.6
Foreign	37.9	46.0	23.3

	26.2	108.7	125.8
Deferred	40.5	48.3	25.5

	$66.7	$157.0	$151.3

The non-U.S. component of income before income taxes was ($5.8) million in 2003, $7.0 million in 2002 and $69.9 million in 2001.

The components of the net deferred tax asset are as follows as of December 31, (in millions):

	2003	2002
Deferred tax assets:
Accruals not currently deductible for tax purposes	$167.1	$204.2
Postretirement liabilities	74.2	75.5
Inventory reserves	17.2	24.5
Prepaid pension asset	64.1	1.6
Self-insurance liability	17.4	18.1
Foreign net operating losses	205.6	150.2
Other	21.3	11.3

Total gross deferred tax assets	566.9	485.4
Less valuation allowance	(167.1)	(104.0)

Net deferred tax asset after valuation allowance	$399.8	$381.4

Deferred tax liabilities:
Accelerated depreciation	$(162.2)	$(152.9)
Amortizable intangibles	(16.8)	(19.7)

Total gross deferred liabilities	(179.0)	(172.6)

Net deferred tax asset	$220.8	$208.8

At December 31, 2003, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $626.9 million that expire at various times beginning in 2005 and some of which carryforward without expiration. The potential tax benefits associated with those foreign net operating losses are approximately $205.6 million. The valuation allowance increased $63.1 million during 2003 to $167.1 million at December 31, 2003. This increase was primarily the result of an increase of certain foreign net operating losses during the year which management is uncertain of the ability to utilize in the future.

The net deferred tax asset is classified in the Consolidated Balance Sheets as follows as of December 31, (in millions):

	2003	2002
Current net deferred income tax asset	$152.7	$213.5
Noncurrent deferred income tax asset	68.1	—
Noncurrent deferred income tax liability	—	(4.7)

	$220.8	$208.8

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows as of December 31, (in percent):

	2003	2002	2001
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	0.5	1.9	2.8
Nondeductible trade names and goodwill amortization	—	—	3.4
Foreign tax credit	(0.3)	(0.7)	(3.3)
Foreign rate differential and other	(2.6)	(2.7)	(1.5)
Tax basis differential on goodwill impairment	299.3	—	—

Effective rate	331.9%	33.5%	36.4%

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At December 31, 2003, the estimated amount of total unremitted non-U.S. subsidiary earnings is $237.1 million.

FOOTNOTE 14

Impairment Losses

In 2003, the Company recorded a noncash pretax impairment loss as follows:

Description	Amount
Goodwill	$242.0
Intangible assets	11.2
Long-lived assets held and used	36.2

Total impairment loss	$289.4

Goodwill and Intangible Assets
 In the fourth quarter of 2003, the Company began exploring various options for certain businesses in the Home Fashions and Other segments, including evaluating those businesses for potential sale. As this process progressed, the Company obtained a better indication of the market value of these businesses and determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted a new impairment test in the fourth quarter and recorded an impairment loss to write the net assets of these businesses to fair value.

Long-Lived Assets Held and Used
 In 2003, the Company made the decision to exit certain product lines, which resulted in the impairment of fixed assets, primarily in the Cleaning & Organization segment. The Company determined the fair value of equipment by estimating the future cash flows attributable to the fixed assets, including an estimate of the ultimate sale of the equipment. Accordingly, the Company recorded a charge to write the assets to their estimated fair value.

FOOTNOTE 15

Other Nonoperating Expenses (Income)

Total other nonoperating expenses (income) consist of the following as of December 31, (in millions):

	2003	2002	2001
Minority interest in income of subsidiary trust(1)	$—	$—	$26.7
Equity earnings(2)	—	(0.8)	(7.2)
Loss on sales of marketable equity securities	—	1.2	5.0
Interest income	(5.8)	(4.7)	(3.9)
Currency transaction (gain) loss	(2.9)	4.2	1.9
ATC transaction costs(3)	—	8.7	—
Costs associated with withdrawn divestiture(4)	—	13.6	—
Gain on disposal of fixed assets	(3.0)	(2.0)	—
Loss (gain) on sale of businesses(5)	29.7	—	(5.0)
Other	1.7	3.7	—

	$19.7	$23.9	$17.5

(1)	Expense from Convertible Preferred Securities. As discussed in Footnote 1, the Company adopted the provisions of FIN 46 as of January 1, 2002, which resulted in the deconsolidation of the Company’s convertible preferred securities. As a result of this deconsolidation, the cost of the subsidiary trust structure ($26.7 million in 2003 and 2002) was recognized as interest expense on the junior convertible subordinated debentures.

(2)	Primarily relates to the Company’s investment in Irwin in which the Company had a 49.5% interest until April 2002. See Footnote 2 for further information.

(3)	Represents costs associated with the debt extinguishment following the acquisition of Irwin. See Footnote 2 for further information.

(4)	Represents transaction costs associated with the Company’s withdrawal from the planned divestiture of its Anchor Hocking glass business.

(5)	In 2003, the loss on businesses relates to the sale of Cosmolab and the German picture frames business as more fully described in Footnote 2.

FOOTNOTE 16

Industry Segment Information

In 2003, the Company made several organizational changes, divided the company into two major groups, and named two chief operating officers. As of December 31, 2003, the Company realigned its reporting segments to reflect the changes in the Company’s structure and to more appropriately reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The realignment streamlines what had previously been four operating segments (prior years’ segment data has been reclassified to conform to the current segment structure). The Company reports its results in five reportable segments as follows:

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Home Fashions	Drapery houseware, window treatments, frames
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet hardware, propane torches
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, glassware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers, outdoor play equipment

     The Company’s segment results are as follows as of December 31, (in millions):

	2003	2002	2001
Net Sales(1)(2)
Cleaning & Organization	$2,013.7	$1,901.8	$1,819.1
Office Products	1,681.2	1,684.1	1,608.8
Home Fashions	1,258.7	1,425.5	1,435.2
Tools & Hardware	1,199.7	783.0	432.6
Other	1,596.7	1,659.5	1,613.6

	$7,750.0	$7,453.9	$6,909.3

Operating Income(3)
Cleaning & Organization	$92.0	$169.0	$159.8
Office Products	309.6	306.1	268.7
Home Fashions	54.9	113.5	120.3
Tools & Hardware	179.2	79.2	67.7
Other	108.9	115.7	105.5
Corporate	(30.3)	(31.1)	(84.4)

Restructuring Costs(4)	245.0	122.7	66.7
Impairment Charge	289.4	—	—

	$179.9	$629.7	$570.9

Identifiable Assets
Cleaning & Organization	$1,256.6	$1,339.1
Office Products	997.5	998.3
Home Fashions	852.9	925.8
Tools & Hardware	812.1	584.8
Other	842.4	926.9
Corporate(5)	2,719.2	2,629.5

	$7,480.7	$7,404.4

Geographic Area Information

	2003	2002	2001
Net Sales
United States	$5,504.9	$5,454.2	$5,040.6
Canada	373.9	312.5	299.5

North America	5,878.8	5,766.7	5,340.1
Europe	1,466.0	1,331.3	1,215.4
Central and South America	248.8	247.3	263.4
Other	156.4	108.6	90.4

	$7,750.0	$7,453.9	$6,909.3

Operating Income
United States	$151.3	$553.1	$455.7
Canada	70.6	43.3	39.1

North America	221.9	596.4	494.8
Europe	(55.0)	(8.4)	47.4
Central and South America	(14.5)	19.5	17.9
Other	27.5	22.2	10.8

	$179.9	$629.7	$570.9

Identifiable Assets(6)
United States	$5,305.6	$5,166.5
Canada	142.4	115.7

North America	5,448.0	5,282.2
Europe	1,682.2	1,802.0
Central and South America	230.8	224.4
Other	119.7	95.8

	$7,480.7	$7,404.4

(1)	Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16%, 15% and 15% of consolidated net sales for the years ended December 31, 2003, 2002 and 2001, respectively. Sales to no other customer exceeded 10% of consolidated net sales for any year.

(2)	All intercompany transactions have been eliminated.

(3)	Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Trade names and goodwill amortization were considered a corporate expense in 2001 and not allocated to business segments.

(4)	Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Operations (refer to Footnote 3 for additional detail.)

(5)	Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

(6)	Transfers of finished goods between geographic areas are not significant.

FOOTNOTE 17

Litigation and Contingencies

The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company’s products, allegations of infringement of intellectual property, commercial disputes and employment matters as well as the environmental matters described below. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

As of December 31, 2003, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

In assessing its environmental response costs, the Company has considered several factors, including: the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s and other parties’ status as PRPs is disputed.

The Company’s estimate of environmental response costs associated with these matters as of December 31, 2003 ranged between $14.5 million and $19.9 million. As of December 31, 2003, the Company had a reserve equal to $17.8 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to two long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility of additional sites as a result of businesses acquired, actual costs to be incurred by the Company may vary from the Company’s estimates.

Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company’s legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements.

In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operation.

As of December 31, 2003, the Company has identified and quantified exposures under these representations and indemnifications of $44.2 million, which expires in 2006. This guarantee is fully backed by a standby letter of credit. As of December 31, 2003, no amounts have been recorded on the balance sheet related to these indemnifications, as the risk of loss is considered remote.

As of December 31, 2003, the Company had $131.0 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical.

FOOTNOTE 18

Subsequent Events (unaudited)

On January 31, 2004, the Company completed the sale of its Panex Brazilian low-end cookware division. Panex had net sales of approximately $37 million in 2003 and is included in the Other business segment.

On January 31, 2004, the Company completed the sale of its Frames Europe businesses in France, Spain, and the United Kingdom through a series of transactions. These businesses manufacture and market picture frames that had approximately $60 million in sales in 2003 and are included in the Home Fashions business segment.

On February 5, 2004, the Company completed the sale of Bulldog, a European tool business that contributed $8 million in sales in 2003. This business is included in the Tools & Hardware business segment.

In the first quarter of 2004, the Company recorded a non-cash pre-tax loss of approximately $78 million on the sale of these businesses, primarily to recognize in the statement of operations at the sale date the foreign currency translation adjustments previously accumulated in other comprehensive income.

On March 14, 2004, the Company entered into a definitive agreement to sell substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement, the Company will retain the accounts receivable of the businesses and expects gross proceeds as a result of the transaction to be approximately $310 million. The Burnes picture frames business is included in the Home Fashions business segment. The Anchor Hocking and Mirro businesses are included in the Other business segment. Collectively, these businesses had net sales of approximately $695 million in 2003. The Company expects to record a non-cash pre-tax loss of approximately $25 million on the sale of these businesses. Closing of the transaction is subject to regulatory approval and certain other customary conditions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 25, 2002, the Company terminated the engagement of Arthur Andersen LLP (“Arthur Andersen”) as its independent auditor. The decision to terminate the engagement of Arthur Andersen was recommended by the Company’s Audit Committee and approved by its Board of Directors. Arthur Andersen’s report on the consolidated financial statements of the Company for each of the years ended December 31, 2001 and 2000, did not contain any adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and March 25, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and March 25, 2002, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission). A letter from Arthur Andersen was included in the Report on Form 8-K/A filed by the Company on April 3, 2002.

The Company engaged Ernst & Young LLP as its new independent auditor effective March 25, 2002. The engagement of Ernst & Young was recommended by the Company’s Audit Committee and approved by its Board of Directors. During the years ended December 31, 2001 and 2000, and the interim period between December 31, 2001 and March 25, 2002, the Company did not consult with Ernst & Young regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company’s consolidated financial statements or (iii) any matter that was either the subject of a disagreement (as described above) or a reportable event.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. As of December 31, 2003, the Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other facts that could significantly affect internal controls subsequent to the date of their evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to Directors is contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2004 (the “Proxy Statement”) under the captions “Proposal 1 - Election of Directors” and “Information Regarding Board of Directors and Committees” and is incorporated herein by reference.

Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.

Information regarding compliance with Section 16(a) of the Exchange Act is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance Reporting,” which information is hereby incorporated by reference herein.

Information required under this Item with respect to the Company’s Code of Ethics for Senior Financial Officers, a copy of which is filed with this Report as Exhibit 14, is included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Code of Ethics” and is incorporated herein by reference.

Information required under this Item with respect to the audit committee and audit committee financial experts is included in the Proxy Statement under “Information Regarding Board of Directors and Committees — Committees — Audit Committee” and is incorporated herein by reference.

Information required under this Item with respect to communications between security holders and Directors is included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Director Nomination Process/Communications with the Board of Directors” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation is included in the Proxy Statement under the captions “Proposal 1 — Election of Directors — Compensation of Directors,” “Executive Compensation” and “Organizational Development and Compensation Committee Interlocks and Insider Participation,” which information is hereby incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item is contained in the Proxy Statement under the captions “Certain Beneficial Owners” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANTS' FEES AND SERVICES

Information required under this Item is contained in the Proxy Statement under the caption “Proposal 2 — Appointment of Independent Accountants” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

     Report of Independent Auditors

     Report of Independent Public Accountants

     Consolidated Statements of Operations — Years Ended December 31, 2003, 2002 and 2001

     Consolidated Balance Sheets — December 31, 2003 and 2002

     Consolidated Statements of Cash Flows — Years Ended December 31, 2003, 2002 and 2001

     Consolidated Statements of Stockholders’ Equity and Comprehensive Income/(Loss) — Years Ended December 31, 2003, 2002 and 2001

     Footnotes to Consolidated Financial Statements — December 31, 2003, 2002 and 2001

(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(d) and appears immediately following the Exhibit Index:

     SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.

(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2003:

The Company furnished a report on Form 8-K, dated October 30, 2003, that included a press release announcing the Company’s results for the third fiscal quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
By	/s/ J. Patrick Robinson
Date	March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ William P. Sovey	Chairman of the Board and Director

William P. Sovey

/s/ Joseph Galli, Jr.	President, Chief Executive Officer and Director

Joseph Galli, Jr.

/s/ J. Patrick Robinson	Vice President — Corporate Controller and
Chief Financial Officer
J. Patrick Robinson

/s/ Thomas E. Clarke
Director
Thomas E. Clarke

/s/ Scott S. Cowen
Director
Scott S. Cowen

/s/ Alton F. Doody
Director
Alton F. Doody

/s/ William D. Marohn
Director
William D. Marohn

/s/ Elizabeth Cuthbert Millett
Director
Elizabeth Cuthbert Millett

/s/ Cynthia A. Montgomery
Director
Cynthia A. Montgomery

/s/ Allan P. Newell
Director
Allan P. Newell

/s/ Gordon R. Sullivan
Director
Gordon R. Sullivan

/s/ Raymond G. Viault
Director
Raymond G. Viault

(C) EXHIBIT INDEX

Exhibit
		Number	Description of Exhibit
Item 3.	Articles of Incorporation and By- Laws	3.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

		3.2	By-Laws of Newell Rubbermaid Inc., as amended.

Item 4.	Instruments defining the rights of security holders, including indentures	4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001, is included in Item 3.1.

		4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

		4.3	Rights Agreement, dated as of August 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated August 6, 1998) (File No. 001-09608), as amended by a First Amendment to Rights Agreement effective as of September 29, 2003, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A, filed October 27, 2003).

		4.4	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8 amending the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992 (File No. 001-09608)).

		4.5	Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996) (File No. 001-09608).

		4.6	Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998 (the “1998 Form S-3”)).

		4.7	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

Exhibit
		Number	Description of Exhibit
		4.8	Five-Year Credit Agreement dated as of June 14, 2002 by and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A. and Bank One, NA, as co-syndication agents, and Barclays Bank PLC and BNP Paribas, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-3, File No. 333-88050, filed July 10, 2002), as amended by Amendment No. 1 to the Five-Year Credit Agreement dated as of June 13, 2003 between Newell Rubbermaid Inc., each of the lenders signatory thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

		4.9	Amended and Restated 364-Day Credit Agreement dated as of June 13, 2003 between Newell Rubbermaid Inc., each of the lenders signatory thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.	Material Contracts	*10.1	Newell Co. Deferred Compensation Plan, as amended, effective August 1, 1980, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998) (File No. 001-09608).

		*10.2	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)).

		*10.3	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

		*10.4	Newell Operating Company’s Restated Supplemental Retirement Plan for Key Executives, effective January 1, 1982, as amended effective January 1, 1999 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”)).

		*10.5	Form of Employment Security Agreement with seven executive officers (incorporated by reference to Exhibit 10.5 to the Company’s 2001 Form 10-K).

		*10.6	Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999 and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

		Exhibit
		Number	Description of Exhibit
		10.7	Amended and Restated Trust Agreement, dated as of December 12, 1997, among the Company, as Depositor, The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Property Trustee, Chase Manhattan Delaware, as Delaware Trustee, and the Administrative Trustees (incorporated by reference to Exhibit 4.2 to the 1998 Form S-3).

		10.8	Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee, is included in Item 4.6.

		*10.9	Newell Rubbermaid Medical Plan for Executives, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s 2000 Form 10-K).

		10.10	Five-Year Credit Agreement dated as of June 14, 2002 by and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A. and Bank One, NA, as co-syndication agents, and Barclays Bank PLC and BNP Paribas, as co-documentation agents, , as amended, is included in Item 4.8.

		10.11	Amended and Restated 364-Day Credit Agreement dated as of June 13, 2003 between Newell Rubbermaid Inc., each of the lenders signatory thereto and JPMorgan Chase Bank, as administrative agent, is included in Item 4.9.

		*10.12	Rubbermaid Incorporated 1993 Deferred Compensation Plan (incorporated by reference to Exhibit A of the Rubbermaid Incorporated (File No. 001-04188) Proxy Statement for the April 27, 1993 Annual Meeting of Shareholders.)

		*10.13	Newell Rubbermaid Inc. 2003 Stock Plan, effective May 7, 2003 (incorporated by reference to Exhibit B of the Company’s 2003 Proxy Statement, dated March 24, 2003, and filed with the Securities and Exchange Commission on March 31, 2003).

Item 11.		11	Statement of Computation of Earnings per Share of Common Stock.

Item 12.		12	Statement of Computation of Earnings to Fixed Charges.

Item 14.		14	Code of Ethics for Senior Financial Officers.

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule 13a-14(a)/15d- 14(a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit
		Number	Description of Exhibit
		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) , As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 99.	Additional Exhibits	99.1	Safe Harbor Statement.

*     Management contract or compensatory plan or arrangement of the Company.

Schedule II

Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

	Balance at		Charges to		Balance at
	Beginning		Other		End of
(In millions)	of Period	Provision	Accounts (1)	Write-offs	Period

Allowance for Doubtful Accounts:
Year ended December 31, 2003	$75.0	$8.1	$0.9	($20.2)	$63.8
Year ended December 31, 2002	57.9	34.2	1.9	(19.0)	75.0
Year ended December 31, 2001	36.1	39.0	1.0	(18.2)	57.9

(1)     Represents recovery of accounts previously written off and net reserves of acquired or divested businesses.

	Balance at				Balance at
	Beginning				End of
(In millions)	of Period	Provision	Write-offs	Other (2)	Period

Inventory Reserves:
Year ended December 31, 2003	$130.3	$58.6	($82.7)	$1.8	$108.0
Year ended December 31, 2002	117.3	71.7	(71.9)	13.2	130.3
Year ended December 31, 2001	114.6	64.7	(63.7)	1.7	117.3

(2)     Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.