Form 10-Q
period 2004-03-31
NEWELL RUBBERMAID INC
filed 2004-05-10
CIK 814453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2004

Commission File Number 1-9608

NEWELL RUBBERMAID INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3514169 (I.R.S. Employer Identification No.)

10B Glenlake Parkway, Suite 600
Atlanta, Georgia 30328
(Address of principal executive offices)
(Zip Code)
(770) 407-3800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

     Number of shares of common stock outstanding (net of treasury shares) as of April 30, 2004: 274.8 million

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Quarter Ended March 31,
	2004	2003
Net sales	$1,541.0	$1,557.9
Cost of products sold	1,129.5	1,125.2

GROSS MARGIN	411.5	432.7
Selling, general and administrative expenses	313.8	292.0
Restructuring costs	22.8	24.4

OPERATING INCOME	74.9	116.3
Nonoperating expenses:
Interest expense, net	30.9	37.0
Other, net	(4.3)	20.3

Net nonoperating expenses	26.6	57.3

INCOME BEFORE INCOME TAXES	48.3	59.0
Income taxes	15.2	19.1

NET INCOME FROM CONTINUING OPERATIONS	33.1	39.9

Loss from discontinued operations, net of tax	(108.0)	(23.9)

NET (LOSS) INCOME	($74.9)	$16.0

Weighted average shares outstanding:
Basic	274.4	273.6
Diluted	274.5	274.0
Earnings (loss) per share:
Basic -
Income from continuing operations	$0.12	$0.15
Loss from discontinued operations	(0.39)	(0.09)

Net (loss) income per common share	($0.27)	$0.06

Diluted -
Income from continuing operations	$0.12	$0.15
Loss from discontinued operations	(0.39)	(0.09)

Net (loss) income per common share	($0.27)	$0.06

Dividends per share	$0.21	$0.21

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51.9	$144.4
Accounts receivable, net	1,253.2	1,410.1
Inventories, net	991.7	886.8
Deferred income taxes	153.7	152.7
Prepaid expenses and other	191.4	183.4
Current assets of discontinued operations	175.2	222.8

TOTAL CURRENT ASSETS	2,817.1	3,000.2
OTHER LONG-TERM INVESTMENTS	15.5	15.5
OTHER ASSETS	203.8	180.8
PROPERTY, PLANT AND EQUIPMENT, NET	1,558.3	1,625.7
DEFERRED INCOME TAXES	56.7	68.1
GOODWILL	1,991.1	1,989.0
OTHER INTANGIBLE ASSETS, NET	445.8	450.6
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	121.1	150.8

TOTAL ASSETS	$7,209.4	$7,480.7

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT.)
(In millions, except per share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$12.7	$21.9
Accounts payable	663.5	701.6
Accrued compensation	84.8	123.5
Other accrued liabilities	891.8	961.5
Income taxes	85.1	80.8
Current portion of long-term debt	14.1	13.5
Current liabilities of discontinued operations	97.5	119.2

TOTAL CURRENT LIABILITIES	1,849.5	2,022.0
LONG-TERM DEBT	2,871.3	2,868.6
OTHER NONCURRENT LIABILITIES	574.9	570.6
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	1.5
MINORITY INTEREST	1.9	1.7
STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 million at $1.00 par value;	290.1	290.1
Outstanding shares:
2004 - 290.1 million
2003 - 290.1 million
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2004 - 15.7 million
2003 - 15.7 million
Additional paid-in capital	432.2	439.9
Retained earnings	1,733.2	1,865.7
Accumulated other comprehensive loss	(132.1)	(167.8)

TOTAL STOCKHOLDERS’ EQUITY	1,911.8	2,016.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,209.4	$7,480.7

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Quarter Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net (loss)/income	($74.9)	$16.0
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation and amortization	64.5	59.5
Noncash restructuring charges	8.9	44.6
Deferred income taxes	7.3	(10.6)
(Gain)/loss on sale of assets/business	(4.1)	21.2
Loss on discontinued businesses	104.6	—
Other	2.2	17.0
Changes in accounts excluding the effects of acquisitions:
Accounts receivable	152.9	123.4
Inventories	(107.9)	(45.1)
Other current assets	(4.8)	5.3
Accounts payable	(36.1)	44.3
Discontinued operations	(8.6)	(54.7)
Accrued liabilities and other	(110.7)	(180.4)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(6.7)	40.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(452.3)
Expenditures for property, plant and equipment	(36.6)	(93.2)
Sale of businesses and non-current assets	16.5	7.5

NET CASH USED IN INVESTING ACTIVITIES	(20.1)	(538.0)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	9.7	619.3
Proceeds from issuance of stock	—	200.1
Payments on notes payable and long-term debt	(17.7)	(312.0)
Cash dividends	(57.7)	(57.7)
Proceeds from exercised stock options and other	0.9	2.0

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(64.8)	451.7
Exchange rate effect on cash	(0.9)	0.9

DECREASE IN CASH AND CASH EQUIVALENTS	(92.5)	(44.9)
Cash and cash equivalents at beginning of year	144.4	55.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51.9	$10.2

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 — Basis of Presentation

The accompanying unaudited consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

Seasonal Variations: The Company’s product groups are only moderately affected by seasonal trends. The Cleaning & Organization business segment typically has higher sales in the second half of the year due to retail stocking related to the holiday season; the Tools & Hardware and Home Fashions business segments typically have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Office Products business segment typically has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company’s consolidated quarterly sales generally do not fluctuate significantly, unless a significant acquisition is made.

Fair Value of Stock Options: The Company’s stock option plans are accounted for under Accounting Principles Board Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with Statement of Financial Accounting Standard No. 123 (FAS 123), “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the quarter ended March 31, (in millions, except per share data):

	2004	2003
Net (loss) income:
As reported	($74.9)	$16.0
Fair value option expense	(4.5)	(3.7)

Pro forma	($79.4)	$12.3
Basic earnings (loss) per share:
As reported	($0.27)	$0.06
Pro forma	(0.29)	0.04
Diluted earnings (loss) per share:
As reported	($0.27)	$0.06
Pro forma	(0.29)	0.04

Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation. See Note 2 for a discussion of discontinued operations.

Note 2 — Discontinued Operations

On January 31, 2004, the Company completed the sale of its Panex Brazilian low-end cookware division (previously reported in the Other operating segment) and European picture frames businesses (previously reported in the Home Fashions operating segment) in France, Spain and the United Kingdom.

On March 14, 2004, the Company entered into a definitive agreement to sell substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement, the Company will retain the accounts receivable of the businesses and expects total proceeds, including the retained receivables, as a result of the transaction to be approximately $310 million, subject to final negotiation. The effective date of sale is April 13, 2004. The Burnes picture frames business was previously reported in the Home Fashions operating segment, while the Anchor Hocking and Mirro businesses were previously reported in the in the Other operating segment.

The following table summarizes the results of the discontinued operations for the three months ended March 31,:

	2004	2003
Net sales	$133.5	$178.5
Loss from discontinued operations, net of income taxes of ($1.5) and ($11.5) million, respectively	($3.4)	($23.9)
Loss on disposal of discontinued operations	($104.6)	—

No tax benefit was recorded on the loss on disposal of discontinued operations. In addition, no amounts related to interest expense have been allocated to discontinued operations.

The following table presents summarized balance sheet information of the discontinued operations (in millions):

	March 31,	December 31,
	2004	2003
Accounts receivable, net	$0.8	$32.6
Inventories, net	168.2	179.4
Prepaid expenses and other current Assets	6.2	10.8

Total Current Assets	175.2	222.8
Property, plant and equipment, net	120.8	135.5
Other assets	0.3	15.3

Total Assets	$296.3	$373.6

Accounts payable	$66.7	$75.9
Other accrued liabilities	30.8	43.3

Total Current Liabilities	97.5	119.2

Long-Term Liabilities	—	1.5

Total Liabilities	$97.5	$120.7

Note 3 — Restructuring Costs

The Company continues to incur restructuring charges associated with the Company’s strategic restructuring plan (the “plan”) announced on May 3, 2001. The specific objectives of the plan are to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company expects to incur between $470 and $480 million in restructuring charges under the plan, including previously recognized charges on discontinued operations of $83.6 million. The following analysis excludes restructuring amounts related to discontinued operations.

Pre-tax restructuring costs consisted of the following for the quarter ended March 31, (in millions):

	2004	2003
Facility and other exit costs	$15.1	$3.1
Employee severance and termination benefits	5.4	21.3
Exited contractual commitments	2.3	—

Total Restructuring Costs	$22.8	$24.4

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $13.7 million and $17.4 million in the first three months of 2004 and 2003, respectively. A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/02		Costs	3/31/03
	Balance	Provision	Incurred	Balance
Facility and other exit costs	$31.4	$3.1	($7.3)	$27.2
Employee severance and termination benefits	36.4	21.3	(13.0)	44.7

Total Restructuring Costs	$67.8	$24.4	($20.3)	$71.9

	12/31/03		Costs	03/31/04
	Balance	Provision	Incurred	Balance
Facility and other exit costs	$77.5	$15.1	($20.3)	$72.3
Employee severance and termination benefits	61.8	5.4	(10.0)	57.2
Exited contractual commitments	6.5	2.3	(1.1)	7.7

Total Restructuring Costs	$145.8	$22.8	($31.4)	$137.2

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs.

Under the plan, the Company expects to exit 76 facilities and reduce headcount by approximately 10,300 people. At the plan’s completion, the Company expects total annual savings of between $125 and $150 million ($105 to $115 million related to the reduced headcount, $10 to $20 million related to reduced depreciation, and $10 to $15 million related to other cash savings). As of March 31, 2004, restructuring reserves consisted of approximately 100 individual restructuring plans. The following table depicts the material changes in these plans for the three months ended March 31, aggregated by reportable business segment:

	12/31/02		Costs	3/31/03
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$3.8	$4.2	($3.0)	$5.0
Office Products	27.2	0.5	(1.6)	26.1
Home Fashions	12.4	10.6	(6.6)	16.4
Tools & Hardware	0.5	2.3	(0.6)	2.2
Other	3.6	6.4	(4.9)	5.1
Corporate	20.3	0.4	(3.6)	17.1

	$67.8	$24.4	($20.3)	$71.9

	12/31/03		Costs	3/31/04
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$56.2	$6.3	($12.9)	$49.6
Office Products	29.9	(0.6)	(3.7)	25.6
Home Fashions	17.7	5.7	(2.0)	21.4
Tools & Hardware	17.9	1.5	(9.7)	9.7
Other	9.6	9.7	(0.7)	18.6
Corporate	14.5	0.2	(2.4)	12.3

	$145.8	$22.8	($31.4)	$137.2

In the first three months of 2004, the Company incurred facility exit costs and employee severance and termination benefit costs for approximately 600 employees. Under the restructuring plan, 73 facilities have been exited and headcount has been reduced by approximately 9,300 employees.

Note 4 — Inventories

Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

	March 31,	December 31,
	2004	2003
Materials and supplies	$259.8	$241.4
Work in process	149.8	115.8
Finished products	582.1	529.6

	$991.7	$886.8

Note 5 – Long-term Debt

The following is a summary of long-term debt (in millions):

	March 31,	December 31,
	2004	2003
Medium-term notes	$1,647.0	$1,647.0
Commercial paper	218.0	217.1
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	515.5	515.5
Terminated interest rate swaps	48.8	46.7
Other long-term debt	6.1	5.8

Total debt	2,885.4	2,882.1

Current portion of long-term debt	(14.1)	(13.5)

Long-term Debt	$2,871.3	$2,868.6

Effective March 9, 2004, the Company terminated an interest rate swap agreement prior to the scheduled maturity date and received cash of $9.2 million. Of this amount $5.5 million represents the fair value of the swap that was terminated and the remainder represents net interest receivable on the swap. The cash received relating to the fair value of the swap has been included in Other as an operating activity in the Consolidated Statement of Cash Flows. The unamortized gain on the terminated interest rate swap is accounted for as long-term debt (of which $0.7 million is classified as current). On March 9, 2004, the Company entered into a fixed to floating rate swap that effectively replaced the terminated swap.

Note 6 – Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension expense for the three months ended March 31 (in millions):

	United States		International
	2004	2003	2004	2003
Service cost-benefits earned during the year	$11.0	$8.8	$1.8	$2.2
Interest cost on projected benefit Obligation	13.5	12.1	4.9	4.5
Expected return on plan assets	(16.3)	(17.1)	(4.5)	(4.3)
Curtailment, settlement cost	—	—	0.2	—
Actuarial loss	1.2	0.1	0.4	0.4

Net pension expense	$9.4	$3.9	$2.8	$2.8

The following table presents the components of the Company’s other postretirement benefits expense for the three months ended March 31 (in millions):

	Other Postretirement
	Benefits
	2004	2003
Service cost-benefits earned during the year	$1.3	$1.2
Interest cost on projected benefit Obligation	4.1	4.0
Amortization of prior service cost	—	0.1
Actuarial loss	0.3	—

Net pension expense	$5.7	$5.3

On December 8, 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act (the “Drug Act”) into law. The Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The Company is currently reviewing the impact of the Drug Act and has elected to defer recognition of the benefit to its postretirement healthcare plans; as a result, the reported benefit obligation and net periodic postretirement cost as of and for the quarter ended March 31, 2004 do not reflect the effects of the Drug Act. Once final guidance is issued, previously reported information is subject to change.

Note 7 — Earnings per Share

The calculation of basic and diluted earnings per share for the quarter ended March 31, 2004 and 2003, respectively, is shown below (in millions, except per share data):

		“In the	Convertible
	Basic	Money”	Preferred	Diluted
	Method	Options(1)	Securities(2)	Method
2004
Income from continuing operations	$33.1	—	—	$33.1
Income per share	$0.12			$0.12
Loss from discontinued operations	($108.0)	—	—	($108.0)
Loss per share	($0.39)			($0.39)
Net loss	($74.9)	—	—	($74.9)
Loss per share	($0.27)			($0.27)
Weighted average shares outstanding	274.4	0.1	—	274.5
2003
Income from continuing operations	$39.9	—	—	$39.9
Income per share	$0.15			$0.15
Loss from discontinued operations	($23.9)	—	—	($23.9)
Loss per share	($0.09)			($0.09)
Net income	$16.0	—	—	$16.0
Income per share	$0.06			$0.06
Weighted average shares outstanding	273.6	0.4	—	274.0

(1)	The weighted average shares outstanding for 2004 and 2003 exclude the dilutive effect of approximately 8.9 million and 5.6 million stock options, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective periods.

(2)	The junior convertible subordinated debentures are anti-dilutive in 2004 and 2003, and therefore have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $4.2 million in 2004 and 2003, and weighted average shares outstanding would have increased by 9.9 million shares in both periods.

Note 8 – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) encompasses net after-tax unrealized gains or losses on securities available for sale, foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments and is recorded within stockholders’ equity. The following table displays the components of accumulated other comprehensive income or loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain	Gain/(Loss)	Liability	Loss
Balance at December 31, 2003	$15.6	$6.6	($190.0)	($167.8)
Current year change	46.6	(10.9)	—	35.7

Balance at March 31, 2004	$62.2	($4.3)	($190.0)	($132.1)

Total comprehensive (loss) income amounted to the following (in millions):

	March 31,	March 31,
	2004	2003
Net (loss) income	($74.9)	$16.0
Foreign currency translation gain/(loss)	46.6	(8.6)
After-tax derivatives hedging (loss)/gain	(10.9)	6.4

	($39.2)	$13.8

Note 9 — Industry Segment Information

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

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet hardware, propane torches
Home Fashions	Drapery houseware, window treatments, frames
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers, outdoor play equipment

The Company’s segment results are as follows (in millions):

	2004	2003
Net Sales (1) — Quarter Ended March 31,
Cleaning & Organization	$447.4	$477.5
Office Products	332.8	322.3
Tools & Hardware	274.3	265.6
Home Fashions	226.8	219.6
Other	259.7	272.9

	$1,541.0	$1,557.9

	2004	2003
Operating Income (2) – Quarter Ended March 31,
Cleaning & Organization	$12.2	$40.0
Office Products	31.8	47.1
Tools & Hardware	43.0	35.4
Home Fashions	3.9	4.7
Other	14.2	20.7
Corporate (3)	(7.4)	(7.2)
Restructuring Costs	(22.8)	(24.4)

	$74.9	$116.3

Identifiable Assets – At March 31 and December 31,
Cleaning & Organization	$1,190.3	$1,256.5
Office Products	983.2	997.5
Tools & Hardware	804.5	812.1
Home Fashions	634.0	630.2
Other	579.9	612.8
Corporate (4)	2,721.2	2,798.0
Discontinued Operations	296.3	373.6

	$7,209.4	$7,480.7

Geographic Area Information

	2004	2003
Net Sales — Quarter Ended March 31,
United States	$1,040.0	$1,083.6
Canada	74.0	69.8

North America	1,114.0	1,153.4
Europe	348.0	330.9
Central and South America	42.2	41.5
All other	36.8	32.1

	$1,541.0	$1,557.9

Operating Income – Quarter Ended March 31,
United States	$77.4	$101.7
Canada	12.7	10.4

North America	90.1	112.1
Europe	(11.4)	(1.9)
Central and South America	2.1	2.3
All other	(5.9)	3.8

	$74.9	$116.3

Identifiable Assets (5) – At March 31 and December 31,
United States	$4,515.6	$4,652.6
Canada	97.2	139.0

North America	4,612.8	4,791.6
Europe	1,689.1	1,628.3
Central and South America	175.9	195.4
All other	435.3	491.8
Discontinued Operations	296.3	373.6

	$7,209.4	$7,480.7

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 17% of consolidated net sales in the first quarter of 2004 and 2003. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(4)	Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets.

(5)	Transfers of finished goods between geographic areas are not significant.

Note 10 – Contingencies

The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company’s products, allegations of infringement of intellectual property, commercial disputes and employment related matters, as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and a few proceedings purport to be class actions.

Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company’s legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s financial statements.

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

PART I. FINANCIAL INFORMATION

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company has made significant progress in the first quarter of 2004 toward achieving its previously announced 2004 key objectives. The Company’s 2004 priorities remain unchanged as it continues to work to reconfigure its portfolio through divestitures, rationalization of low-margin product lines and restructuring. The Company’s key objectives, and the progress made in the first quarter of 2004 toward achieving such priorities, are highlighted below:

1. Continue to divest non-strategic businesses: The Company has substantially completed its previously announced plan to divest certain under-performing, non-strategic businesses in order to concentrate on leveraging brand strength and product innovation in its core portfolio of businesses. In January 2004, the Company completed the sale of its Panex Brazilian low-end cookware division and European picture frames businesses. In March 2004, the Company entered into a definitive agreement to sell substantially all of its U.S. picture frames business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement, the Company will retain the accounts receivable of the businesses and expects total proceeds, including the retained receivables, as a result of the transaction to be approximately $310 million. The effective date of sale is April 13, 2004. In connection with these divestitures, the Company recorded a loss on the sale of these businesses of approximately $105 million in the first quarter of 2004. The divestitures of these businesses and others currently being evaluated for potential divestiture are expected to reduce 2004 earnings per share by approximately $0.11 to $0.13, exclusive of the loss to be recognized in 2004. In addition, operating cash flow is expected to be reduced by $40 to $45 million, annually.

2. Complete the 2001 restructuring plan: In the first quarter of 2004, the Company recorded a restructuring charge of $22.8 million, bringing plan-to-date charges to approximately $437 million. In total, the Company has exited or has begun exiting 73 facilities and has reduced headcount by approximately 9,300 employees. In the second quarter of 2004, the Company expects to incur between $33 and $43 million in restructuring charges. The 2001 restructuring plan will result in total charges of $470 to $480 million, including previously recognized charges on discontinued operations of $83.6 million. The Company will complete the accounting charges associated with this plan in the second quarter of 2004.

3. Continue to rationalize low-margin product lines: In the first quarter of 2004, the Company exited approximately $60 million in sales of low-margin product lines. The Company will continue to rationalize low-margin product lines throughout 2004. The completion of this program is expected to reduce annual sales by $225 to $250 million.

4. Deploy Newell Operational Excellence (NWL OPEX): The Company is committed to reducing costs by at least 5% annually. In connection with this goal, the Company is committed to deploying and implementing NWL OPEX, which is a methodical process focused on lean manufacturing. It includes installing the right manufacturing and distribution metrics and driving improvement quarter after quarter. In addition to cost reduction, other key components of NWL OPEX are improved quality and service levels and the reduction of inventory and lead times. The Company’s program for driving productivity throughout its manufacturing network gained traction in the first quarter of 2004. The Company delivered approximately $25 million of gross productivity savings during the quarter.

Consolidated Results of Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the three months ended March 31, ($ in millions):

	2004		2003
Net sales	$1,541.0	100.0%	$1,557.9	100.0%
Cost of products sold	1,129.5	73.3	1,125.2	72.2

Gross margin	411.5	26.7	432.7	27.8
Selling, general and administrative expenses	313.8	20.4	292.0	18.7
Restructuring costs	22.8	1.5	24.4	1.6

Operating income	74.9	4.9	116.3	7.5
Nonoperating expenses:
Interest expense, net	30.9	2.0	37.0	2.4
Other, net	(4.3)	(0.3)	20.3	1.3

Net nonoperating expenses	26.6	1.7	57.3	3.7

Income before income taxes	48.3	3.1	59.0	3.8
Income taxes	15.2	1.0	19.1	1.2

Net income from continuing operations	33.1	2.1	39.9	2.6

Loss from discontinued operations, net of tax	(108.0)	(7.0)	(23.9)	(1.5)

Net (loss) income	($74.9)	(4.9%)	$16.0	1.0%

Three Months Ended March 31, 2004 Vs. Three Months Ended March 31, 2003

Net sales for the three months ended March 31, 2004 (first quarter) were $1,541.0 million, representing a decrease of $16.9 million, or 1.1%, from $1,557.9 million in the comparable quarter of 2003. The decrease resulted from product line rationalization of $60 million, or 3.8%, and unfavorable pricing of $13 million, or 0.8%, partially offset by favorable foreign currency translation of $57 million, or 3.6%, for the quarter.

Gross margin as a percentage of net sales in the first quarter of 2004 was 26.7%, or $411.5 million, versus 27.8%, or $432.7 million, in the comparable quarter of 2003. The decline in gross margin is primarily related to unfavorable pricing of $13 million, or 0.8%, and raw material inflation of $21 million, partially offset by favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products business. Gross productivity in the quarter of $25 million, or 2.5%, was offset by restructuring related costs of $26 million, primarily in the Sanford Europe and Rubbermaid Home Products business.

Selling, general and administrative expenses (SG&A) in the first quarter of 2004 were 20.4% of net sales, or $313.8 million, versus 18.7%, or $292.0 million, in the comparable quarter of 2003. The increase in SG&A reflects a foreign currency impact of $16 million and pension cost increases of $4 million. All other SG&A was flat due to streamlining initiatives offsetting continued investments in the business.

The Company recorded pre-tax strategic restructuring charges of $22.8 million and $24.4 million in the first quarter of 2004 and 2003, respectively. The 2004 first quarter pre-tax charge included $15.1 million of facility and other exit costs, $5.4 million of employee severance and termination benefits, and $2.3 million in other restructuring costs. The 2003 first quarter pre-tax charge included $3.1 million of facility and other exit costs and $21.3 million of employee severance and termination benefits. See Note 3 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

Operating income in the first quarter of 2004 was 4.9% of net sales, or $74.9 million, versus operating income of 7.5% or $116.3 million, in the comparable quarter of 2003. The decrease in operating margins is primarily the result of the factors described above.

Net nonoperating expenses in the first quarter of 2004 were 1.7% of net sales, or $26.6 million, versus 3.7%, or $57.3 million, in the comparable quarter of 2003. In March 2003, the Company recognized a $21.2 million non-cash pre-tax loss on the sale of the Cosmolab business. Net interest expense decreased $6.1 million for the first quarter of 2004 compared to the first quarter of 2003 as a result of a reduction in average borrowings of $218.5 million, the maturation of $415.0 million of medium term notes with higher interest rates, the maturation of $50.0 million of fixed rate interest rate swaps in 2003 and the conversion of $650.0 million of interest rate swaps from fixed to floating rates.

The effective tax rate was 31.5% in the first quarter of 2004 versus 32.4% in the first quarter of 2003. This lower rate reflects, among other things, the increase in earnings in low-tax jurisdictions and, in certain jurisdictions, the year over year reduction in current year losses and the use of net operating loss carryforwards.

Net income from continuing operations for the first quarter of 2004 was $33.1 million, compared to $39.9 million in the first quarter of 2003. Diluted earnings per share from continuing operations were $0.12 in the first quarter of 2004 compared to $0.15 in the first quarter of 2003.

The net loss recognized from discontinued operations for the first quarter of 2004 was $108.0 million, net of tax, compared to $23.9 million, net of tax, in the first quarter of 2003. Diluted loss per share from discontinued operations were ($0.39) in the first quarter of 2004 compared to ($0.09) in the first quarter of 2003.

Net loss for the first quarter of 2004 was $74.9 million, compared to $16.0 million of net income in the first quarter of 2003. Diluted loss per share was ($0.27) in the first quarter of 2004 compared to diluted earnings per share of $0.06 in the first quarter of 2003.

Business Segment Operating Results:

Net sales in the five segments in which the Company operates were as follows for the quarter ended March 31, (in millions):

	2004	2003	% Change
Cleaning & Organization	$447.4	$477.5	(6.3)%
Office Products	332.8	322.3	3.3
Tools & Hardware	274.3	265.6	3.3
Home Fashions	226.8	219.6	3.3
Other	259.7	272.9	(4.8)

Total Net Sales (1)	$1,541.0	$1,557.9	(1.1)%

Operating income by segment were as follows for the quarter ended March 31, (in millions):

	2004	2003	% Change
Cleaning & Organization	$12.2	$40.0	(69.5)%
Office Products	31.8	47.1	(32.5)
Tools & Hardware	43.0	35.4	21.5
Home Fashions	3.9	4.7	(17.0)
Other	14.2	20.7	(31.4)
Corporate Costs (2)	(7.4)	(7.2)
Restructuring Costs	(22.8)	(24.4)

Total Operating Income (3)	$74.9	$116.3

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 17% of consolidated net sales in the first quarter of 2004 and 2003. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(3)	Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

Cleaning & Organization

Net sales for the first quarter of 2004 were $447.4 million, a decrease of $30.1 million, or 6.3%, from $477.5 million in the first quarter of 2003. A double-digit decline in the Rubbermaid Home Products business due to planned product line rationalization was partially offset by a 4% increase in the remainder of the segment.

Operating income for the first quarter of 2004 was $12.2 million, a decrease of $27.8 million, or 69.5%, from $40.0 million in the first quarter of 2003. The decrease in operating income is the result of higher raw material costs and restructuring related charges, including lost absorption in manufacturing facilities.

Office Products

Net sales for the first quarter of 2004 were $332.8 million, an increase of $10.5 million, or 3.3%, from $322.3 million in the first quarter of 2003. The increase in net sales was driven by improvement in the commercial sector of the business.

Operating income for the first quarter of 2004 was $31.8 million, a decrease of $15.3 million, or 32.5%, from $47.1 million in the first quarter of 2003. Approximately half of the decrease relates to restructuring related costs in the European writing instruments business. These costs include duplicate facilities as the business consolidates manufacturing and distribution and expediting costs to maintain service levels. The remaining decrease in operating income relates to the Eldon business resulting from increased raw material costs and additional investment in new product development.

Tools & Hardware

Net sales for the first quarter of 2004 were $274.3 million, an increase of $8.7 million, or 3.3%, from $265.6 million in the first quarter of 2003. The increase in net sales was driven by high single digit increases in the Irwin and BernzOmatic businesses.

Operating income for the first quarter of 2004 was $43.0 million, an increase of $7.6 million, or 21.5%, from $35.4 million in the first quarter of 2003. The increase in operating income was related to the sales increases described above and strong productivity at Lenox and Irwin North America, partially offset by increases in raw material costs.

Home Fashions

Net sales for the first quarter of 2004 were $226.8 million, an increase of $7.2 million, or 3.3%, from $219.6 million in the first quarter of 2003. The increase in net sales was driven by favorable foreign currency in the current year.

Operating income for the first quarter of 2004 was $3.9 million, a decrease of $0.8 million, or 17.0%, from $4.7 million in the first quarter of 2003. The decrease in operating income was due primarily to unfavorable sales mix in the quarter.

Other

Net sales for the first quarter of 2004 were $259.7 million, a decrease of $13.2 million, or 4.8%, from $272.9 million in the first quarter of 2003. The decrease in net sales was primarily attributable to the sale of Cosmolab in March 2003, which contributed $10 million in sales in the first quarter of 2003.

Operating income for the first quarter of 2004 was $14.2 million, a decrease of $6.5 million, or 31.4%, from $20.7 million in the first quarter of 2003. The decrease in operating income was due primarily to higher raw material costs and unfavorable product mix.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $92.5 million for the three months ended March 31, 2004. The change in cash and cash equivalents is as follows as of the three months ended March 31 (in millions):

	2004	2003
Cash (used in) provided by operating activities	($6.7)	$40.5
Cash used in investing activities	(20.1)	(538.0)
Cash (used in)/provided by financing activities	(64.8)	451.7
Exchange effect on cash and cash equivalents	(0.9)	0.9

Decrease in cash and cash equivalents	($92.5)	($44.9)

Sources:

The Company’s primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Cash used in operating activities in the first three months ended March 31, 2004 was $6.7 million compared to cash provided by operating activities of $40.5 million for the comparable period of 2003. The decrease in cash provided from operating activities was due to a decrease in earnings before non cash charges of $24.4 million (as shown in the following table) and a reduction in the year over year improvement in working capital and other assets in 2004 compared to 2003, which used an additional $8.0 million, and a reduction in deferred gains relating to the termination of certain interest rate swap arrangements. The deferred gain from these swap agreements was $2.2 million in 2004 compared to $17.0 million in 2003 and were included in Other in the Consolidated Statement of Cash Flows.

The following table reconciles earnings before non-cash charges to net (loss) income as of March 31, (in millions):

	2004	2003	Change
Net (loss)/income	($74.9)	$16.0
Depreciation and amortization	64.5	59.5
Non-cash restructuring charges	8.9	44.6
Deferred income taxes	7.3	(10.6)
(Gain)/loss on sale of assets/business	(4.1)	21.2
Loss on discontinued businesses	104.6	—

Earnings before non-cash charges	$106.3	$130.7	($24.4)

In the first three months of 2004, the Company received proceeds from the issuance of debt of $9.7 million compared to $619.3 million in the year ago period.

Uses:

The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable and long-term debt, dividend payments and capital expenditures.

In the first three months of 2004, the Company made payments on notes payable and long-term debt of $17.7 million compared to $312.0 million in the year ago period.

Cash used for restructuring activities was $13.7 million and $17.4 million in the first three months of 2004 and 2003, respectively. Such cash payments represent primarily employee termination benefits.

Capital expenditures were $36.6 million and $93.2 million in the first three months of 2004 and 2003, respectively. The reduction in capital expenditures is primarily due to the Company’s decision to decapitalize the Rubbermaid Home Products portion of the business, where capital expenditures decreased from $48 million in the first quarter of 2003 to $2 million in the first quarter of 2004.

Aggregate dividends paid were $57.7 million during the first three months of 2004 and 2003.

Retained earnings decreased in the first three months of 2004 by $132.5 million. The reduction in retained earnings is due to cash dividends paid on common stock and the current year net loss, offset by a favorable cumulative translation adjustment.

Working capital at March 31, 2004 was $967.6 million compared to $978.2 million at December 31, 2003. The current ratio at March 31, 2004 was 1.52:1 compared to 1.48:1 at December 31, 2003. The reduction in working capital is due to the use of cash to pay down commercial paper and the collection of accounts receivable, partially offset by seasonal inventory build.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .60:1 at March 31, 2004 and .58:1 at December 31, 2003.

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

The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form:

•	offsetting or netting of like foreign currency flows,

•	structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk,

•	converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and

•	avoidance of risk by denominating contracts in the appropriate functional currency.

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

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques and including substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at March 31, 2004 as they represent hypothetical not realized losses. The following table indicates the calculated amounts for each of the quarters ended March 31, (in millions):

Market Risk	2004 Average	March 31, 2004	2003 Average	March 31, 2003	Confidence Level
Interest rates	$12.4	$12.4	$21.8	$21.8	95%
Foreign exchange	$3.4	$3.4	$1.7	$1.7	95%

The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

Forward Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, such matters as sales, income, earnings per share, return on equity, return on invested capital, capital expenditures, working capital, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, synergies, management’s plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 of this Report.

PART I. FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in other facts that could significantly affect internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in the Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	2.1	Stock and Asset Purchase Agreement, dated as of March 12, 2004, between the Company and Global Home Products LLC, and Amendment No. 1 thereto, dated as of April 13, 2004, (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 to the Company’s Report on Form 8-K, filed April 28, 2004).

	10.1	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004.

	10.2	The Newell Rubbermaid Inc. 2003 Stock Plan, effective May 7, 2003 (incorporated by reference to Exhibit B of the Company’s 2003 Proxy Statement, dated March 24, 2003, and filed with the Securities and Exchange Commission on March 31, 2003), as amended by the First Amendment to the 2003 Stock Plan, effective May 12, 2004.

	10.3	Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2004.

	10.4	Confidentiality, Noncompetition and Nonsolicitation Agreement between Newell Rubbermaid Inc. and Joseph Galli, dated as of February 20, 2004.

	12	Statement of Computation of Ratio of Earnings to Fixed Charges.

	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.1	Safe Harbor Statement.

(b)	Reports on Form 8-K

Report on Form 8-K, dated January 29, 2004, that included a press release announcing results for the fourth fiscal quarter ended December 31, 2003.

Report on Form 8-K, dated March 19, 2004, that included a press release announcing an agreement for the sale of Burnes picture frames, Anchor glass and Mirro Cookware businesses.

Report on Form 8-K, dated March 19, 2004, that included a press release captioned “Newell Rubbermaid Realigns Segment Reporting.”

Report on Form 8-K, dated March 26, 2004, that included a letter to shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant

Date: May 10, 2004	/s/ J. Patrick Robinson
J. Patrick Robinson
Vice President – Corporate Controller
and Chief Financial Officer