Form 10-Q
period 2004-06-30
NEWELL RUBBERMAID INC
filed 2004-08-09
CIK 814453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2004

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

Number of shares of common stock outstanding (net of treasury shares) as of July 31, 2004: 274.9 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Dollars and shares in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$1,735.8	$1,795.3	$3,268.1	$3,342.9
Cost of products sold	1,249.4	1,270.3	2,372.4	2,387.7

GROSS MARGIN	486.4	525.0	895.7	955.2
Selling, general and administrative expenses	328.4	319.6	638.4	606.7
Impairment charges	25.1	—	25.1	—
Restructuring costs	25.1	52.8	47.9	77.2

OPERATING INCOME	107.8	152.6	184.3	271.3
Nonoperating expenses:
Interest expense, net	29.5	34.3	60.4	71.4
Other, net	1.3	(3.0)	(3.0)	17.2

Net nonoperating expenses	30.8	31.3	57.4	88.6

INCOME BEFORE INCOME TAXES	77.0	121.3	126.9	182.7
Income taxes	19.4	39.3	35.1	59.4

NET INCOME FROM CONTINUING OPERATIONS	57.6	82.0	91.8	123.3
Gain/(loss) from discontinued operations, net of tax	3.4	(8.2)	(105.6)	(33.5)

NET INCOME (LOSS)	$61.0	$73.8	($13.8)	$89.8

Weighted average shares outstanding:
Basic	274.4	274.2	274.4	273.8
Diluted	274.5	274.7	274.5	274.2
Earnings (loss) per share:
Basic –
Income from continuing operations	$0.21	$0.30	$0.33	$0.45
Income (loss) from discontinued operations	0.01	(0.03)	(0.38)	(0.12)

Net income (loss) per common share	$0.22	$0.27	($0.05)	$0.33

Diluted –
Income from continuing operations	$0.21	$0.30	$0.33	$0.45
Income (loss) from discontinued operations	0.01	(0.03)	(0.38)	(0.12)

Net income (loss) per common share	$0.22	$0.27	($0.05)	$0.33

Dividends per share	$0.21	$0.21	$0.42	$0.42

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111.0	$144.4
Accounts receivable, net	1,309.2	1,397.1
Inventories, net	1,015.2	884.8
Deferred income taxes	114.5	152.7
Prepaid expenses and other	150.7	183.1
Current assets of discontinued operations	19.2	238.1

TOTAL CURRENT ASSETS	2,719.8	3,000.2
OTHER LONG-TERM INVESTMENTS	15.5	15.5
OTHER ASSETS	226.4	197.2
PROPERTY, PLANT AND EQUIPMENT, NET	1,448.6	1,608.8
DEFERRED INCOME TAXES	33.5	68.1
GOODWILL	1,983.8	1,989.0
OTHER INTANGIBLE ASSETS, NET	418.7	447.9
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	19.1	154.0

TOTAL ASSETS	$6,865.4	$7,480.7

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT.)
(Dollars and shares in millions, except per share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$12.9	$21.9
Accounts payable	657.9	694.7
Accrued compensation	101.2	122.1
Other accrued liabilities	873.0	960.4
Income taxes	71.7	80.8
Current portion of long-term debt	173.9	13.5
Current liabilities of discontinued operations	11.1	128.6

TOTAL CURRENT LIABILITIES	1,901.7	2,022.0
LONG-TERM DEBT	2,484.0	2,868.6
OTHER NONCURRENT LIABILITIES	578.9	572.3
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	0.5	1.5
STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 million at $1.00 par value	290.1	290.1
Outstanding shares:
2004 - 290.1 million
2003 - 290.1 million
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2004 - 15.7 million
2003 - 15.7 million
Additional paid-in capital	436.4	439.9
Retained earnings	1,736.2	1,865.7
Accumulated other comprehensive loss	(150.8)	(167.8)

TOTAL STOCKHOLDERS’ EQUITY	1,900.3	2,016.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,865.4	$7,480.7

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In millions)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	($13.8)	$89.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	127.0	120.7
Deferred income taxes	58.6	0.1
Impairment charges	25.1	—
Noncash restructuring charges	25.3	62.9
(Gain)/loss on sale of assets/business	(5.5)	20.5
Loss on discontinued businesses	99.1	—
Other	(1.3)	22.3
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	76.6	(23.5)
Inventories	(138.2)	(62.9)
Other current assets	31.1	5.2
Accounts payable	(32.4)	147.2
Discontinued operations	(29.8)	(41.4)
Accrued liabilities and other	(84.8)	(199.5)

NET CASH PROVIDED BY OPERATING ACTIVITIES	137.0	141.4

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(458.7)
Expenditures for property, plant and equipment	(70.1)	(188.4)
Sale of businesses and noncurrent assets	247.1	10.2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	177.0	(636.9)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	16.9	1,036.1
Proceeds from issuance of stock	—	200.1
Payments on notes payable and long-term debt	(248.8)	(651.4)
Cash dividends	(115.7)	(115.2)
Proceeds from exercised stock options and other	1.4	4.7

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(346.2)	474.3

Exchange rate effect on cash	(1.2)	1.5

DECREASE IN CASH AND CASH EQUIVALENTS	(33.4)	(19.7)
Cash and cash equivalents at beginning of year	144.4	55.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111.0	$35.4

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 – Basis of Presentation

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

Fair Value of Stock Options: The Company’s stock option plans are accounted for under Accounting Principles Board Opinion No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with Statement of Financial Accounting Standard No. 123 (FAS 123), “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$61.0	$73.8	($13.8)	$89.8
Fair value option expense	(4.5)	(4.5)	(9.0)	(9.0)

Pro forma	$56.5	$69.3	($22.8)	$80.8
Basic earnings (loss) per share:
As reported	$0.22	$0.27	($0.05)	$0.33
Pro forma	$0.21	$0.25	($0.08)	$0.30
Diluted earnings (loss) per share:
As reported	$0.22	$0.27	($0.05)	$0.33
Pro forma	$0.21	$0.25	($0.08)	$0.29

Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation. See Note 4 for a discussion of discontinued operations.

Note 2 – Restructuring Costs

In the second quarter of 2004, the Company completed its accounting charges associated with its strategic restructuring plan (the “Plan”) announced on May 3, 2001. The specific objectives of the Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $462 million in restructuring charges under the

Plan, including previously recognized charges on discontinued operations of $84.2 million. The following analysis excludes those restructuring amounts related to discontinued operations.

Pre-tax restructuring costs consisted of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Facility and other exit costs	$17.7	$24.5	$32.8	$27.6
Employee severance and termination benefits	4.5	28.3	9.9	49.6
Exited contractual commitments and other	2.9	—	5.2	—

Recorded as Restructuring Costs	$25.1	$52.8	$47.9	$77.2

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. In the second quarter, the Company reduced its restructuring reserve by approximately $10.0 million, primarily as a result of higher proceeds received from fixed asset disposals. Cash paid for restructuring activities was $40.5 million and $47.1 million in the first six months of 2004 and 2003, respectively. A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/02 Balance	Provision	Costs Incurred	06/30/03 Balance
Facility and other exit costs	$31.4	$27.6	($33.3)	$25.7
Employee severance and termination benefits	36.4	49.6	(35.9)	50.1

	$67.8	$77.2	($69.2)	$75.8

	12/31/03 Balance	Provision	Costs Incurred	06/30/04 Balance
Facility and other exit costs	$77.5	$32.8	($60.9)	$49.4
Employee severance and termination benefits	61.8	9.9	(30.7)	41.0
Exited contractual commitments and other	6.5	5.2	(2.4)	9.3

	$145.8	$47.9	($94.0)	$99.7

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs.

Under the Plan, the Company exited 84 facilities and reduced headcount by approximately 12,000. The Company expects total annual savings of between $125 and $150 million ($105 to $115 million related to the reduced headcount, $10 to $20 million related to reduced depreciation, and $10 to $15 million related to other cash savings). The following table depicts the changes in accrued restructuring for the six months ended June 30, aggregated by reportable business segment (in millions):

Segment	12/31/02 Balance	Provision	Costs Incurred	06/30/03 Balance
Cleaning & Organization	$3.8	$23.3	($14.1)	$13.0
Office Products	27.2	14.9	(21.3)	20.8
Home Fashions	12.4	18.4	(15.5)	15.3
Tools & Hardware	0.5	8.6	(1.4)	7.7
Other	3.6	9.3	(10.5)	2.4
Corporate	20.3	2.7	(6.4)	16.6

	$67.8	$77.2	($69.2)	$75.8

Segment	12/31/03 Balance	Provision	Costs Incurred	06/30/04 Balance
Cleaning & Organization	$56.2	21.5	($57.9)	$19.8
Office Products	29.9	7.4	(10.5)	26.8
Home Fashions	17.7	7.3	(5.2)	19.8

Segment	12/31/03 Balance	Provision	Costs Incurred	06/30/04 Balance
Tools & Hardware	17.9	4.5	(11.4)	11.0
Other	9.6	7.0	(2.0)	14.6
Corporate	14.5	0.2	(7.0)	7.7

	$145.8	$47.9	($94.0)	$99.7

Note 3 – Impairment Charges

For the three months ended June 30, 2004, the Company recorded a noncash pretax impairment loss as follows (in millions):

Description	Amount
Intangible assets	$11.7
Long-lived assets	13.4

Total impairment loss	$25.1

Intangible Assets

In the first quarter of 2004, the Company began exploring various options for certain businesses and product lines in the Home Fashions and Tools & Hardware reportable segments, including evaluating those businesses for potential sale. As this process progressed, the Company determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted an impairment test in the second quarter and recorded an impairment loss to write the net assets of these businesses and product lines to fair value.

Long-Lived Assets Held and Used

In 2004, the Company made the decision to exit certain product lines, which resulted in the impairment of fixed assets, primarily in the Cleaning & Organization segment. The Company determined the fair value of these fixed assets by estimating the future cash flows attributable to the fixed assets, including an estimate of the ultimate sale proceeds. Accordingly, the Company recorded a charge to write the assets to their estimated fair value.

Note 4 – Discontinued Operations

On January 31, 2004, the Company completed the sale of its Panex Brazilian low-end cookware division (previously reported in the Other operating segment) and European picture frames businesses (previously reported in the Home Fashions operating segment).

Effective April 13, 2004, the Company sold substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement, the Company retained the accounts receivable of the businesses and expects total proceeds, including the retained receivables, as a result of the transaction to be approximately $310 million, subject to final negotiation. The Burnes picture frames business was previously reported in the Home Fashions operating segment, while the Anchor Hocking and Mirro businesses were previously reported in the Other operating segment.

On May 30, 2004, the Company entered into a definitive agreement to sell substantially all the assets and liabilities of Little Tikes Commercial Playground Systems business (“LTCPS”) for approximately $41 million. LTCPS was previously reported in the Other operating segment, as a unit of the Company’s Little Tikes division. LTCPS is a manufacturer of commercial playground systems and contained playground environments. The Company will retain the consumer portion of its Little Tikes division. The effective date of the sale is July 1, 2004. The Company expects to recognize a pre-tax gain on the sale of LTCPS of approximately $10-$15 million in the third quarter.

The following table summarizes the results of the discontinued operations for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$29.0	$180.8	$171.2	$369.5
Loss from discontinued operations, net of income taxes of ($0.9) and ($4.0) million for the three months ended June 30, 2004 and 2003, respectively, and ($3.0) and ($16.2) million for the six months ended June 30, 2004 and 2003, respectively	($2.1)	($8.2)	($6.5)	($33.5)
Gain/(Loss) on disposal of discontinued operations	$5.5	—	($99.1)	—

No tax benefit was recorded on the loss on disposal of discontinued operations for the six months ended June 30, 2004. In addition, no amounts related to interest expense have been allocated to discontinued operations.

For the three months ended June 30, 2004, the Company recognized a gain on disposal of operations in the amount of $5.5 million, primarily related to changes in net assets sold to the buyer and changes in estimate regarding amounts ultimately to be received under the sale agreements.

The following table presents summarized balance sheet information of the discontinued operations (in millions):

	June 30, 2004	December 31, 2003
Accounts receivable, net	$15.1	$45.5
Inventories, net	3.9	181.4
Prepaid expenses and other current assets	0.2	11.2

Total Current Assets	19.2	238.1
Property, plant and equipment, net	16.6	152.3
Other assets	2.5	1.7

Total Assets	$38.3	$392.1

Accounts payable	$8.2	$82.8
Other accrued liabilities	2.9	45.8

Total Current Liabilities	11.1	128.6

Long-term liabilities	0.5	1.5

Total Liabilities	$11.6	$130.1

Note 5 – Income Taxes

During the three months ended June 30, 2004, the statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $37.4 million. Accordingly, the impact was recorded in income taxes for the three months ended June 30, 2004.

In addition, due to significant restructuring activity and certain changes in the Company’s business model affecting the utilization of net operating loss carryovers, particularly in certain European countries, the valuation allowance on these net operating losses previously tax-benefited has been increased by $31.0 million. This amount was recorded in income taxes for the three months ended June 30, 2004.

Note 6 – Inventories

Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

	June 30, 2004	December 31, 2003
Materials and supplies	$271.2	$240.4
Work in process	179.4	115.4
Finished products	564.6	529.0

	$1,015.2	$884.8

Note 7 – Long-term Debt

The following is a summary of long-term debt (in millions):

	June 30,	December 31,
	2004	2003
Medium-term notes	$1,647.0	$1,647.0
Commercial paper	—	217.1
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	515.5	515.5
Terminated interest rate swaps	45.4	46.7
Other long-term debt	—	5.8

Total debt	2,657.9	2,882.1
Current portion of long-term debt	(173.9)	(13.5)

Long-term Debt	$2,484.0	$2,868.6

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

Note 8 – Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension expense for the three months ended June 30, (in millions):

	United States		International
	2004	2003	2004	2003
Service cost-benefits earned during the year	$10.0	$8.8	$1.8	$2.2
Interest cost on projected benefit obligation	10.9	12.1	4.9	4.5
Expected return on plan assets	(13.3)	(17.1)	(4.5)	(4.3)
Curtailment, settlement cost	(1.8)	0.1	—	—
Actuarial loss	0.8	—	0.4	0.4

Net pension expense	$6.6	$3.9	$2.6	$2.8

The following table presents the components of the Company’s pension expense for the six months ended June 30, (in millions):

	United States		International
	2004	2003	2004	2003
Service cost-benefits earned during the year	$21.0	$17.5	$3.6	$4.4
Interest cost on projected benefit obligation	24.4	24.2	9.9	9.0
Expected return on plan assets	(29.6)	(34.2)	(9.1)	(8.7)
Curtailment, settlement cost	(1.8)	0.3	0.2	—
Actuarial loss	2.0	—	0.8	0.8

Net pension expense	$16.0	$7.8	$5.4	$5.5

The following table presents the components of the Company’s other postretirement benefits expense for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost-benefits earned during the year	$1.2	$1.3	$2.5	$2.5
Interest cost on projected benefit obligation	3.6	4.1	7.7	8.1
Amortization of prior service cost	(0.1)	—	(0.3)	0.1
Actuarial loss	—	—	0.5	—

Net pension expense	$4.7	$5.4	$10.4	$10.7

On December 8, 2003, Congress enacted the Medicare Prescription Drug, Improvement and Modernization Act (the “Drug Act”) into law. The Drug Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to the levels of benefits provided under the Company’s health care plans, management has concluded that the Company’s health care plans are at least actuarially equivalent to Medicare Part D. The Company previously elected to defer recognition of the benefit to its postretirement healthcare plans. In April 2004, the Company sold certain businesses that resulted in a plan curtailment and a subsequent expiration of the election to defer. As a result, the Company has re-measured its postretirement benefit obligation and expense.

The re-measurement will reduce the Company’s accumulated postretirement benefit obligation (APBO) by approximately 12% and decrease the unrecognized actuarial loss by the same amount. The impact of this re-measurement will be amortized over the average working life of the Company’s employees eligible for postretirement benefits beginning January 1, 2004. The Company expects the 2004 other postretirement employment benefits (OPEB) expense to be reduced by approximately 15%, on an annualized basis, as a result of this change.

Note 9 – Earnings per Share

The calculation of basic and diluted earnings per share for the three and six months ended June 30, is shown below (in millions, except per share data):

			“In the	Convertible
	Basic		Money”	Preferred	Diluted
	Method		Options(1)	Securities(2)	Method
Three Months Ended June 30, 2004
Income from continuing operations	$57.	6			$57.	6
Earnings per share	$0.	21			$0.	21

Income from discontinued operations	$3.	4			$3.	4
Income per share	$0.	01			$0.	01

Net income	$61.	0			$61.	0
Earnings per share	$0.	22			$0.	22

Weighted average shares outstanding	274.	4	0.1		274.	5

Three Months Ended June 30, 2003
Income from continuing operations	$82.	0			$82.	0
Earnings per share	$0.	30			$0.	30

Loss from discontinued operations	($8.	2)			($8.	2)
Loss per share	($0.	03)			($0.	03)

Net income	$73.	8			$73.	8

			"In the	Convertible
	Basic		Money"	Preferred	Diluted
	Method		Options(1)	Securities(2)	Method
Earnings per share	$0.	27			$0.	27

Weighted average shares outstanding	274.	2	0.5		274.	7

Six Months Ended June 30, 2004
Income from continuing operations	$91.	8			$91.	8
Earnings per share	$0.	33			$0.	33

Loss from discontinued operations	($105.	6)			($105.	6)
Loss per share	($0.	38)			($0.	38)

Net loss	($13.	8)			($13.	8)
Loss per share	($0.	05)			($0.	05)

Weighted average shares outstanding	274.	4	0.1		274.	5

Six Months Ended June 30, 2003
Income from continuing operations	$123.	3			$123.	3
Earnings per share	$0.	45			$0.	45

Loss from discontinued operations	($33.	5)			($33.	5)
Loss per share	($0.	12)			($0.	12)

Net income	$89.	8			$89.	8
Earnings per share	$0.	33			$0.	33

Weighted average shares outstanding	273.	8	0.4		274.	2

(1)	The weighted average shares outstanding for the three months ended June 30, 2004 and 2003 exclude approximately 9.2 million and 7.6 million stock options, respectively, and approximately 9.0 million and 7.7 million stock options for the six months ended June 30, 2004 and 2003, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective periods and would, therefore, be anti-dilutive.

(2)	The convertible preferred securities are anti-dilutive for the three and six months ended June 30, 2004 and 2003, and therefore have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $4.2 million for the three months ended June 30, 2004 and 2003, and by $8.4 million for the six months ended June 30, 2004 and 2003, and weighted average shares outstanding would have increased by 9.9 million shares in all periods.

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss encompasses foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments and is recorded within stockholders’ equity.

The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain	Gain/(Loss)	Liability	Loss
Balance at December 31, 2003	$15.6	$6.6	($190.0)	($167.8)
Current year change	25.6	(8.6)	—	17.0

Balance at June 30, 2004	$41.2	($2.0)	($190.0)	($150.8)

Total comprehensive income amounted to the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$61.0	$73.8	($13.8)	$89.8
Foreign currency translation (loss) gain	(21.0)	78.1	25.6	69.5
After-tax derivatives hedging gain (loss)	1.3	(2.9)	(8.6)	3.5
After-tax minimum pension liability	—	6.9	—	6.9

Comprehensive income	$41.3	$155.9	$3.2	$169.7

Note 11 — Industry Segments

In 2003, the Company divided the company into two major groups, and named two chief operating officers. As of December 31, 2003, the Company realigned its reporting segments to reflect the changes in the Company’s structure and to more appropriately reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The realignment streamlines what had previously been four operating segments (prior years’ segment data has been reclassified to conform to the current segment structure). The Company reports its results in five reportable segments as follows:

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet hardware, propane torches
Home Fashions	Drapery houseware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, and strollers

The Company’s segment results are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Sales (1)
Cleaning & Organization	$468.7	$512.4	$916.1	$989.9
Office Products	489.2	507.8	822.0	830.1
Tools & Hardware	300.3	294.6	574.6	560.2
Home Fashions	224.2	227.8	451.0	447.3
Other	253.4	252.7	504.4	515.4

	$1,735.8	$1,795.3	$3,268.1	$3,342.9

Operating Income (2)
Cleaning & Organization	$8.5	$21.0	$20.7	$61.0
Office Products	95.5	114.8	127.3	161.9
Tools & Hardware	43.5	47.7	86.6	83.1
Home Fashions	5.2	7.9	9.1	12.6
Other	15.0	20.3	30.8	43.4
Corporate (3)	(9.7)	(6.3)	(17.2)	(13.5)
Impairment Charges	(25.1)	—	(25.1)	—
Restructuring Costs	(25.1)	(52.8)	(47.9)	(77.2)

	$107.8	$152.6	$184.3	$271.3

	June 30,	December 31,
Identifiable Assets	2004	2003
Cleaning & Organization	$1,128.4	$1,256.5
Office Products	1,150.1	997.5
Tools & Hardware	801.1	812.1
Home Fashions	604.0	630.2
Other	512.7	577.8
Corporate (4)	2,630.8	2,814.5
Discontinued Operations	38.3	392.1

	$6,865.4	$7,480.7

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Sales
United States	$1,178.0	$1,237.9	$2,209.6	$2,311.4
Canada	89.9	92.5	163.6	162.0

North America	1,267.9	1,330.4	2,373.2	2,473.4
Europe	371.1	370.2	719.0	701.2
Central and South America	58.6	60.6	100.8	102.0
All other	38.2	34.1	75.1	66.3

	$1,735.8	$1,795.3	$3,268.1	$3,342.9

Operating Income
United States	$109.3	$145.2	$188.3	$249.1
Canada	19.9	18.0	32.6	28.4

North America	129.2	163.2	220.9	277.5
Europe	(28.6)	(23.4)	(40.0)	(25.3)
Central and South America	0.4	9.5	2.5	11.8
All other	6.8	3.3	0.9	7.3

	$107.8	$152.6	$184.3	$271.3

	June 30,	December 31,
Identifiable Assets (5)	2004	2003
United States	$4,705.3	$5,012.1
Canada	105.6	136.2

North America	4,810.9	5,148.3
Europe	1,720.5	1,628.3
Central and South America	182.9	195.4
All other	112.8	116.6
Discontinued Operations	38.3	392.1

	$6,865.4	$7,480.7

1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14.1% and 14.2% of consolidated net sales, excluding discontinued operations, in the first six months of 2004 and 2003, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

4)	Corporate assets primarily include trade names, goodwill, equity investments and deferred tax assets.

5)	Transfers of finished goods between geographic areas are not significant.

Note 12 – Contingencies

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company has made significant progress in the first half of 2004 toward achieving its previously announced 2004 key objectives. The Company’s 2004 priorities remain unchanged as it continues to work to reconfigure its portfolio through divestitures, rationalization of low-margin product lines and restructuring. The Company’s key objectives, and the progress made in the first half of 2004 toward achieving such priorities, are highlighted below:

1. Continue to divest non-strategic businesses: The Company has completed its previously announced plan to divest certain under-performing, non-strategic businesses in order to concentrate on leveraging brand strength and product innovation in its core portfolio of businesses. In January 2004, the Company completed the sale of its Panex Brazilian low-end cookware division and European picture frames businesses. In April 2004, the Company sold substantially all of its U.S. picture frames business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business for total proceeds of approximately $310 million. On May 30, 2004, the Company entered into a definitive agreement to sell substantially all the assets and liabilities of Little Tikes Commercial Playground Systems business, a division of the Company’s Little Tikes division (“LTCPS”) for approximately $41 million. LTCPS is a manufacturer of commercial playground systems and contained playground environments. The Company will retain the consumer portion of its Little Tikes division. The effective date of the LTCPS sale is July 1, 2004.

In connection with these divestitures, the Company recorded a pretax loss on the sale of these businesses of approximately $99.1 million in the first half of 2004 and expects to record an additional pretax gain in the third quarter of approximately $10-$15 million. Total 2003 sales of the divested businesses were $851.0 million. The divestitures of these businesses are expected to reduce 2004 earnings per share by approximately $0.11 to $0.13, exclusive of the loss to be recognized in 2004. In addition, operating cash flow is expected to be reduced by $40 to $45 million, annually.

2. Complete the 2001 restructuring plan: In the second quarter of 2004, the Company completed the accounting charges associated with its 2001 restructuring plan. The 2001 restructuring plan resulted in total charges of $462 million, including previously recognized charges on discontinued operations of $84.2 million. In total, the Company exited 84 facilities and reduced headcount by approximately 12,000. The Company expects total annual savings to be approximately $125 to $150 million as a result of this restructuring program.

3. Continue to rationalize low-margin product lines: In the first half of 2004, the Company exited approximately $125 million in sales of low-margin product lines. The Company will continue to rationalize low-margin product lines throughout 2004. The completion of this program is expected to reduce annual sales by $225 to $250 million.

4. Deploy Newell Operational Excellence (NWL OPEX): The Company is committed to reducing costs by at least 5% annually. In connection with this goal, the Company is committed to deploying and implementing NWL OPEX, which is a methodical process focused on lean manufacturing. It includes installing the right manufacturing and distribution metrics and driving improvement quarter after quarter. In addition to cost reduction, other key components of NWL OPEX are improved quality and service levels and the reduction of inventory and lead times. The Company’s program for driving productivity throughout its manufacturing network gained traction in the first half of 2004. The Company delivered approximately $57 million of gross productivity savings during the first half of 2004.

Results of Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Net sales	$1,735.8	100.0%	$1,795.3	100.0%	$3,268.1	100.0%	$3,342.9	100.0%
Cost of products sold	1,249.4	72.0	1,270.3	70.8	2,372.4	72.6	2,387.7	71.4

Gross margin	486.4	28.0	525.0	29.2	895.7	27.4	955.2	28.6
Selling, general and administrative expenses	328.4	18.9	319.6	17.8	638.4	19.5	606.7	18.1
Impairment charges	25.1	1.4	—	—	25.1	0.8	—	—
Restructuring costs	25.1	1.4	52.8	2.9	47.9	1.5	77.2	2.3

Operating income	107.8	6.2	152.6	8.5	184.3	5.6	271.3	8.1
Nonoperating expenses:
Interest expense, net	29.5	1.7	34.3	1.9	60.4	1.8	71.4	2.1
Other, net	1.3	0.1	(3.0)	(0.2)	(3.0)	(0.1)	17.2	0.5

Net nonoperating expenses	30.8	1.8	31.3	1.7	57.4	1.8	88.6	2.7

Income before income taxes	77.0	4.4	121.3	6.8	126.9	3.9	182.7	5.5
Income taxes	19.4	1.1	39.3	2.2	35.1	1.1	59.4	1.8

Net income from continuing operations	57.6	3.3	82.0	4.6	91.8	2.8	123.3	3.7

Gain (loss) from discontinued operations, net of tax	3.4	0.2	(8.2)	(0.5)	(105.6)	(3.2)	(33.5)	(1.0)

Net income (loss)	$61.0	3.5%	$73.8	4.1%	($13.8)	(0.4)%	$89.8	2.7%

Three Months Ended June 30, 2004 vs. Three Months Ended June 30, 2003

Consolidated Operating Results:

Net sales for the three months ended June 30, 2004 (second quarter) were $1,735.8 million, representing a decrease of $59.5 million, or 3.3%, from $1,795.3 million in the comparable quarter of 2003. The decrease resulted from product line rationalization of $65 million, or 3.6%, unfavorable pricing of $15 million, or 0.8%, and a decline in core sales of $8 million, or 0.5%, partially offset by favorable foreign currency translation of $28 million, or 1.6%, for the quarter.

Gross margin as a percentage of net sales in the second quarter of 2004 was 28.0%, or $486.4 million, versus 29.2%, or $525.0 million, in the comparable quarter of 2003. The decline in gross margin is primarily related to unfavorable pricing of $15 million, or 0.8%, raw material inflation of $18 million, and other pre-tax charges of $11 million related to product line exits, partially offset by favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products business. Gross productivity in the quarter of $32 million was largely offset by restructuring related costs of $25 million.

Selling, general and administrative expenses (SG&A) in the second quarter of 2004 were 18.9% of net sales, or $328.4 million, versus 17.8%, or $319.6 million, in the comparable quarter of 2003. The increase in SG&A reflects a foreign currency impact of $7 million and pension cost increases of $4 million. All other SG&A was flat with streamlining initiatives offsetting continued investments in the business.

The Company recorded a non-cash pretax impairment loss of $25.1 million in the second quarter of 2004. These charges were required to write certain assets to fair value. See Note 3 to the Consolidated Financial Statements (Unaudited) for additional information.

The Company recorded pre-tax strategic restructuring charges of $25.1 million and $52.8 million in the second quarter of 2004 and 2003, respectively. The 2004 second quarter pre-tax charge included $17.7 million of facility and other exit costs, $4.5 million of employee severance and termination benefits, and $2.9 million in other restructuring costs. The 2003 second quarter pre-tax charge included $24.5 million of facility and other exit costs and $28.3 million of employee severance and termination benefits. See Note 2 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

Operating income in the second quarter of 2004 was 6.2% of net sales, or $107.8 million, versus operating income of 8.5% or $152.6 million, in the comparable quarter of 2003. The decrease in operating margins is primarily the result of the factors described above.

Net nonoperating expenses in the second quarter of 2004 were 1.8% of net sales, or $30.8 million, versus 1.7%, or $31.3 million, in the comparable quarter of 2003. Net interest expense decreased $4.8 million for the second quarter of 2004 compared to the second quarter of 2003 as a result of a reduction in average borrowings of $575.5 million, the maturation of $415.5 million of medium term notes with higher interest rates, the maturation of $50.0 million of fixed rate interest rate swaps in 2003 and the conversion of $800.0 million of interest rate swaps from fixed to floating rates.

The effective tax rate was 25.2% in the second quarter of 2004 versus 32.4% in the second quarter of 2003. See Note 5 to the Consolidated Financial Statements (Unaudited) for further information.

Net income from continuing operations for the second quarter of 2004 was $57.6 million, compared to $82.0 million in the second quarter of 2003. Diluted earnings per share from continuing operations were $0.21 in the second quarter of 2004 compared to $0.30 in the second quarter of 2003.

The net gain recognized from discontinued operations for the second quarter of 2004 was $3.4 million, net of tax, compared to a net loss of $8.2 million, net of tax, in the second quarter of 2003. Diluted earnings (loss) per share from discontinued operations was $0.01 in the second quarter of 2004 compared to ($0.03) in the second quarter of 2003. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information.

Net income for the second quarter of 2004 was $61.0 million, compared to $73.8 million in the second quarter of 2003. Diluted earnings per share was $0.22 in the second quarter of 2004 compared to diluted earnings per share of $0.27 in the second quarter of 2003.

Business Group Operating Results:

Net sales in the five segments in which the Company operates were as follows for the three months ended June 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$468.7	$512.4	(8.5)%
Office Products	489.2	507.8	(3.7)
Tools & Hardware	300.3	294.6	1.9
Home Fashions	224.2	227.8	(1.6)
Other	253.4	252.7	0.3

Total Net Sales (1)	$1,735.8	$1,795.3	(3.3)%

Operating income by segment was as follows for the three months ended June 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$8.5	$21.0	(59.5)%
Office Products	95.5	114.8	(16.8)
Tools & Hardware	43.5	47.7	(8.8)
Home Fashions	5.2	7.9	(34.2)
Other	15.0	20.3	(26.1)
Corporate Costs (2)	(9.7)	(6.3)
Impairment Charges	(25.1)
Restructuring Costs	(25.1)	(52.8)

Total Operating Income (3)	$107.8	$152.6	(29.4)%

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14.2% and 14.5% of consolidated net sales, excluding discontinued operations, in the three months ended June 30, 2004 and 2003, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(3)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

Cleaning & Organization

Net sales for the second quarter of 2004 were $468.7 million, a decrease of $43.7 million, or 8.5%, from $512.4 million in the second quarter of 2003, driven primarily by a double-digit decline in the Rubbermaid Home Products business due to planned product line rationalization in certain low margin product lines.

Operating income for the second quarter of 2004 was $8.5 million, a decrease of $12.5 million, or 59.5%, from $21.0 million in the second quarter of 2003. The decrease in operating income is the result of higher raw material costs, lost absorption in manufacturing facilities and restructuring related charges.

Office Products

Net sales for the second quarter of 2004 were $489.2 million, a decrease of $18.6 million, or 3.7%, from $507.8 million in the second quarter of 2003, driven primarily by market share losses in the everyday writing category and the exit of low margin resin based products in the Eldon office products business.

Operating income for the second quarter of 2004 was $95.5 million, a decrease of $19.3 million, or 16.8%, from $114.8 million in the second quarter of 2003, driven by lower sales and raw material and other cost inflation of approximately $11 million.

Tools & Hardware

Net sales for the second quarter of 2004 were $300.3 million, an increase of $5.7 million, or 1.9%, from $294.6 million in the second quarter of 2003, driven by high single digit sales increases at Lenox and BernzOmatic.

Operating income for the second quarter of 2004 was $43.5 million, a decrease of $4.2 million, or 8.8%, from $47.7 million in the second quarter of 2003, driven by increases in raw material costs, particularly steel, restructuring related costs and increased SG&A investment of $8 million, partially offset by the sales increase and strong productivity in the second quarter of 2004.

Home Fashions

Net sales for the second quarter of 2004 were $224.2 million, a decrease of $3.6 million, or 1.6%, from $227.8 million in the second quarter of 2003, driven by a single digit decline in the Levolor business due to soft sales in low-margin stock blinds.

Operating income for the second quarter of 2004 was $5.2 million, a decrease of $2.7 million, or 34.2%, from $7.9 million in the second quarter of 2003. The decrease in operating income was due primarily to unfavorable pricing in the quarter.

Other

Net sales for the second quarter of 2004 were $253.4 million, an increase of $0.7 million, or 0.3%, from $252.7 million in the second quarter of 2003.

Operating income for the second quarter of 2004 was $15.0 million, a decrease of $5.3 million, or 26.1%, from $20.3 million in the second quarter of 2003, driven primarily by raw material inflation and restructuring related costs.

Six Months Ended June 30, 2004 vs. Six Months Ended June 30, 2003

Consolidated Operating Results:

Net sales for the six months ended June 30, 2004 were $3,268.1 million, representing a decrease of $74.8 million, or 2.2%, from $3,342.9 million in the comparable period of 2003. The decrease resulted from product line rationalization of $125 million, or 3.6%, and unfavorable pricing of $28 million, or 0.8%, partially offset by favorable foreign currency translation of $85 million, or 2.5%, for the period.

Gross margin as a percentage of net sales for the six months ended June 30, 2004 was 27.4%, or $895.7 million, versus 28.6%, or $955.2 million, in the comparable period of 2003. The decline in gross margin is primarily related to unfavorable pricing of $28 million, or 0.8%, and raw material inflation of $39 million, partially offset by favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products business. Gross productivity of $57 million was offset by restructuring related costs of $51 million.

Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2004 were 19.5% of net sales, or $638.4 million, versus 18.1%, or $606.7 million, in the comparable period of 2003. The increase in SG&A reflects a foreign currency impact of $23 million and pension cost increases of $8 million. All other SG&A was flat with streamlining initiatives offsetting continued investments in the business.

The Company recorded a non-cash pretax impairment loss of $25.1 million in the second quarter of 2004. These charges were required to write certain assets to fair value. See Note 3 to the Consolidated Financial Statements (Unaudited) for additional information.

The Company recorded pre-tax strategic restructuring charges of $47.9 million and $77.2 million for the six months ended June 30, 2004 and 2003, respectively. The 2004 pre-tax charge included $32.8 million of facility and other exit costs, $9.9 million of employee severance and termination benefits, and $5.2 million in other restructuring costs. The 2003 pre-tax charge included $27.6 million of facility and other exit costs and $49.6 million of employee severance and termination benefits. See Note 2 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

Operating income for the six months ended June 30, 2004 was 5.6% of net sales, or $184.3 million, versus operating income of 8.1%, or $271.3 million, in the comparable period of 2003. The decrease in operating margins is primarily the result of the factors described above.

Net nonoperating expenses for the six months ended June 30, 2004 were 1.8% of net sales, or $57.4 million, versus 2.7%, or $88.6 million, in the comparable period of 2003. In March 2003, the Company recognized a $21.2 million non-cash pre-tax loss on the sale of the Cosmolab business. Net interest expense decreased $11.0 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of a reduction in average borrowings of $397.4 million, the maturation of $415.5 million of medium term notes with higher interest rates, the maturation of $50.0 million of fixed rate interest rate swaps in 2003 and the conversion of $800.0 million of interest rate swaps from fixed to floating rates.

The effective tax rate was 27.7% for the six months ended June 30, 2004 versus 32.5% for the six months ended June 30, 2003. See Note 5 to the Consolidated Financial Statements (Unaudited) for further information.

Net income from continuing operations for the six months ended June 30, 2004 was $91.8 million, compared to $123.3 million for the six months ended June 30, 2003. Diluted earnings per share from continuing operations were $0.33 for the six months ended June 30, 2004 compared to $0.45 for the six months ended June 30, 2003.

The net loss recognized from discontinued operations for the six months ended June 30, 2004 was $105.6 million, net of tax, compared to $33.5 million, net of tax, for the six months ended June 30, 2003. Diluted loss per share from discontinued operations was ($0.38) for the six months ended June 30, 2004 compared to ($0.12) for the six months ended June 30, 2003. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information.

Net loss for the six months ended June 30, 2004 was $13.8 million, compared to $89.8 million of net income for the six months ended June 30, 2003. Diluted loss per share was ($0.05) for the six months ended June 30, 2004 compared to diluted earnings per share of $0.33 for the six months ended June 30, 2003.

Business Segment Operating Results:

Net sales in the five segments in which the Company operates were as follows for the six months ended June 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$916.1	$989.9	(7.5)%
Office Products	822.0	830.1	(1.0)
Tools & Hardware	574.6	560.2	2.6
Home Fashions	451.0	447.3	0.8
Other	504.4	515.4	(2.1)

Total Net Sales (1)	$3,268.1	$3,342.9	(2.2)%

Operating income by segment was as follows for the six months ended June 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$20.7	$61.0	(66.1)%
Office Products	127.3	161.9	(21.4)
Tools & Hardware	86.6	83.1	4.2
Home Fashions	9.1	12.6	(27.8)
Other	30.8	43.4	(29.0)
Corporate Costs (2)	(17.2)	(13.5)
Impairment Charges	(25.1)	—
Restructuring Costs	(47.9)	(77.2)

Total Operating Income (3)	$184.3	$271.3	(32.1)%

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14.1% and 14.2% of consolidated net sales, excluding discontinued operations, in the first six months of 2004 and 2003. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(3)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

Cleaning & Organization

Net sales for the six months ended June 30, 2004 were $916.1 million, a decrease of $73.8 million, or 7.5%, from $989.9 million in the comparable period of 2003, driven primarily by a double-digit decline in the Rubbermaid Home Products business due to planned product line rationalizations in low-margin products.

Operating income for the six months ended June 30, 2004 was $20.7 million, a decrease of $40.3 million, or 66.1%, from $61.0 million in the comparable period of 2003. The decrease in operating income is the result of higher raw material costs, lost absorption in manufacturing facilities and restructuring related charges.

Office Products

Net sales for the six months ended June 30, 2004 were $822.0 million, a decrease of $8.1 million, or 1.0%, from $830.1 million in the comparable period of 2003, driven primarily by market share losses in the everyday writing category and the exit of low margin resin based products in the Eldon office products business.

Operating income for the six months ended June 30, 2004 was $127.3 million, a decrease of $34.6 million, or 21.4%, from $161.9 million in the comparable period of 2003, driven by lower sales, restructuring related costs in the European writing instruments business, raw material inflation, primarily in resin costs in the Eldon office products division, and other cost inflation.

Tools & Hardware

Net sales for the six months ended June 30, 2004 were $574.6 million, an increase of $14.4 million, or 2.6%, from $560.2 million in the comparable period of 2003. The increase in net sales was driven by high single digit increases in the Lenox and BernzOmatic businesses.

Operating income for the six months ended June 30, 2004 was $86.6 million, an increase of $3.5 million, or 4.2%, from $83.1 million in the comparable period of 2003. The increase in operating income was related to the sales increases described above and strong productivity, partially offset by increases in raw material costs, particularly steel, restructuring related costs and increased SG&A investment.

Home Fashions

Net sales for the six months ended June 30, 2004 were $451.0 million, an increase of $3.7 million, or 0.8%, from $447.3 million in the comparable period of 2003. The increase in net sales was driven by favorable foreign currency fluctuation, partially offset by a low single digit decline in the Levolor business due to soft sales in low-margin stock blinds.

Operating income for the six months ended June 30, 2004 was $9.1 million, a decrease of $3.5 million, or 27.8%, from $12.6 million in the comparable period of 2003. The decrease in operating income was due primarily to unfavorable pricing.

Other

Net sales for the six months ended June 30, 2004 were $504.4 million, a decrease of $11.0 million, or 2.1%, from $515.4 million in the comparable period of 2003. The decrease in net sales was primarily attributable to the sale of Cosmolab in March 2003, which contributed $10 million in sales in the first quarter of 2003.

Operating income for the six months ended June 30, 2004 was $30.8 million, a decrease of $12.6 million, or 29.0%, from $43.4 million in the comparable period of 2003. The decrease in operating income was due primarily to raw material inflation, restructuring related costs and unfavorable product mix.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $33.4 million for the six months ended June 30, 2004. The change in cash and cash equivalents is as follows as of the six months ended June 30 (in millions):

	2004	2003
Cash provided by operating activities	$137.0	$141.4
Cash provided by (used in) investing activities	177.0	(636.9)
Cash (used in)/provided by financing activities	(346.2)	474.3
Exchange effect on cash and cash equivalents	(1.2)	1.5

Decrease in cash and cash equivalents	($33.4)	($19.7)

Sources:

The Company’s primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Cash provided by operating activities for the six months ended June 30, 2004 was $137.0 million compared to $141.4 million for the comparable period of 2003. The decrease in cash provided from operating activities was due to a reduction in the year over year improvement in working capital and other assets in 2004 compared to 2003, which used an additional $2.6 million, and a reduction in cash received from the termination of certain interest rate swap arrangements, partially offset by an increase in earnings before non cash charges of $21.8 million (as shown in the following table). The deferred gain from these swap agreements was ($1.3) million in 2004 compared to $22.3 million in 2003 and were included in Other in the Consolidated Statement of Cash Flows.

The following table reconciles earnings before non-cash charges to net (loss) income as of June 30, (in millions):

	2004	2003	Change
Net (loss)/income	($13.8)	$89.8
Depreciation and amortization	127.0	120.7
Impairment charges	25.1	—
Non-cash restructuring charges	25.3	62.9
Deferred income taxes	58.6	0.1
(Gain)/loss on sale of assets/business	(5.5)	20.5
Loss on discontinued businesses	99.1	—

Earnings before non-cash charges	$315.8	$294.0	$21.8

The Company did not renew its $650.0 million 364-day Syndicated Revolving Credit Agreement, which expired on its scheduled maturity date of June 11, 2004. The Company’s $650.0 million five-year Syndicated Revolving Credit Agreement (the “Revolver”) that is scheduled to expire in June 2007 remains in place. At June 30, 2004, there were no borrowings under the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At June 30, 2004, no commercial paper was outstanding.

The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of June 30, 2004, the Company was in compliance with this agreement.

In the first six months of 2004, the Company received proceeds from the issuance of debt of $16.9 million compared to $1,036.1 million in the year ago period.

In the first six months of 2004, the Company received cash proceeds of $247.1 million related to the sale of businesses, compared to $10.2 million related to the sale of businesses in the year ago period. The Company used the proceeds from the sale of these businesses to reduce its commercial paper borrowings.

Uses:

The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable and long-term debt, dividend payments and capital expenditures.

In the first six months of 2004, the Company did not make any acquisitions, compared to $458.7 million used in the first six months of 2003 relating to the acquisition of Lenox.

In the first six months of 2004, the Company made payments on notes payable and long-term debt of $248.8 million compared to $651.4 million in the year ago period.

Cash used for restructuring activities was $40.5 million and $47.1 million in the first six months of 2004 and 2003, respectively. Such cash payments represent primarily employee termination benefits.

Capital expenditures were $70.1 million and $188.4 million in the first six months of 2004 and 2003, respectively. The reduction in capital expenditures is primarily due to the Company’s decision to reduce capital investment in the Rubbermaid Home Products business, where capital expenditures decreased from $61.3 million in the first six months of 2003 to $5.0 million in the first six months of 2004.

Aggregate dividends paid were $115.7 million and $115.2 million in the first six months of 2004 and 2003, respectively.

Retained earnings decreased in the first six months of 2004 by $129.5 million. The reduction in retained earnings is due to cash dividends paid on common stock and the current year net loss.

Working capital at June 30, 2004 was $818.1 million compared to $978.2 million at December 31, 2003. The current ratio at June 30, 2004 was 1.43:1 compared to 1.48:1 at December 31, 2003. The reduction in working capital is due to the use of cash to pay down commercial paper and the collection of accounts receivable, partially offset by seasonal inventory build.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .57:1 at June 30, 2004 and .58:1 at December 31, 2003.

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

The Company’s primary market risk is foreign exchange and interest rate exposure.

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

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. This model estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at June 30, 2004 as they represent hypothetical, not realized losses. The following table indicates the calculated amounts for the six months ended June 30, (in millions):

	2004		2003
	Six Month	June 30,	Six Month	June 30,	Confidence
	Average	2004	Average	2003	Level
Interest rates	$12.8	$13.2	$23.1	$24.3	95%
Foreign exchange	$2.6	$1.7	$1.3	$0.9	95%

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

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

On May 12, 2004, the 2004 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

     Proposal 1. Election of four directors of the Company to serve for a term of three years.

	Number of Shares
Nominee	For	Withheld
Scott S. Cowen	234,657,017	8,180,599
Cynthia A. Montgomery	237,137,565	5,700,051
Allan P. Newell	234,861,506	7,976,110
Gordon R. Sullivan	234,938,008	7,899,608

Proposal 2. Appointment of Independent Accountants. A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent accountants for the year 2004 was adopted, with 236,062,413 votes cast for, 5,242,777 votes cast against, and 1,532,426 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Stock and Asset Purchase Agreement, dated as of March 12, 2004 between the Company and Global Home Products LLC, and Amendment No. 1 thereto, dated as of April 13, 2004 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2 to the Company’s Report on Form 8-K, filed April 28, 2004)

3.2	By-Laws of Newell Rubbermaid Inc., as amended through May 10, 2004.

10.1	The Newell Rubbermaid Inc. 2003 Stock Plan, effective May 7, 2003 (incorporated by reference to Exhibit B of the Company’s 2003 Proxy Statement, dated March 24, 2003, and filed with the Securities and Exchange Commission on March 31, 2003), as amended by the First Amendment to the 2003 Stock Plan, effective May 12, 2004.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

(b)	Reports on Form 8-K

Report on Form 8-K, dated April 13, 2004, reporting the disposition of assets and pro forma financial information.

Report on Form 8-K, dated April 29, 2004, that included a press release announcing results for the fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: August 9, 2004	/s/ J. Patrick Robinson

J. Patrick Robinson
Vice President – Corporate Controller and Chief Financial Officer