Form 10-Q
period 2004-09-30
NEWELL RUBBERMAID INC
filed 2004-11-09
CIK 814453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2004

Commission File Number 1-9608

NEWELL RUBBERMAID INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Number of shares of common stock outstanding (net of treasury shares) as of October 29, 2004: 274.8 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$1,671.8	$1,729.1	$4,939.9	$5,072.0
Cost of products sold	1,198.5	1,237.3	3,571.0	3,625.0

GROSS MARGIN	473.2	491.8	1,368.9	1,447.0
Selling, general and administrative expenses	307.1	298.8	945.5	905.5
Impairment charges	348.9	—	374.0	—
Restructuring costs	—	32.3	47.9	109.5

OPERATING (LOSS) INCOME	(182.7)	160.7	1.5	432.0
Nonoperating expenses:
Interest expense, net	29.5	33.1	90.0	104.5
Other (income) expense, net	(0.8)	1.4	(3.9)	18.6

Net nonoperating expenses	28.7	34.5	86.1	123.1

(LOSS) INCOME BEFORE INCOME TAXES	(211.4)	126.2	(84.6)	308.9
Income taxes	23.6	40.7	58.7	100.0

NET (LOSS) INCOME FROM CONTINUING OPERATIONS	(235.0)	85.5	(143.3)	208.9
Gain/(loss) from discontinued operations, net of tax	8.6	(10.3)	(97.0)	(43.9)

NET (LOSS) INCOME	($226.4)	$75.2	($240.3)	$165.0

Weighted average shares outstanding:
Basic	274.4	274.4	274.4	274.0
Diluted	274.4	274.4	274.4	274.3
(Loss) Earnings per share:
Basic –
(Loss) income from continuing operations	($0.86)	$0.31	($0.52)	$0.76
Income (loss) from discontinued operations	0.03	(0.04)	(0.35)	(0.16)

Net (loss) income per common share	($0.83)	$0.27	($0.88)	$0.60

Diluted –
(Loss) income from continuing operations	($0.86)	$0.31	($0.52)	$0.76
Income (loss) from discontinued operations	0.03	(0.04)	(0.35)	(0.16)

Net (loss) income per common share	($0.83)	$0.27	($0.88)	$0.60

Dividends per share	$0.21	$0.21	$0.63	$0.63

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$354.5	$144.4
Accounts receivable, net	1,184.3	1,397.1
Inventories, net	1,060.0	884.8
Deferred income taxes	115.3	152.7
Prepaid expenses and other	163.2	183.1
Current assets of discontinued operations	—	238.1

TOTAL CURRENT ASSETS	2,877.3	3,000.2
OTHER LONG-TERM INVESTMENTS	15.5	15.5
OTHER ASSETS	256.7	197.2
PROPERTY, PLANT AND EQUIPMENT, NET	1,341.3	1,608.8
DEFERRED INCOME TAXES	9.3	68.1
GOODWILL	1,798.0	1,989.0
OTHER INTANGIBLE ASSETS, NET	307.1	447.9
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	154.0

TOTAL ASSETS	$6,605.2	$7,480.7

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONT.)
(Amounts in millions, except per share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Notes payable	$14.0	$21.9
Accounts payable	633.1	694.7
Accrued compensation	115.4	122.1
Other accrued liabilities	842.4	960.4
Income taxes	134.0	80.8
Current portion of long-term debt	215.0	13.5
Current liabilities of discontinued operations	—	128.6

TOTAL CURRENT LIABILITIES	1,953.9	2,022.0
LONG-TERM DEBT	2,439.6	2,868.6
OTHER NONCURRENT LIABILITIES	585.0	572.3
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	1.5

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares,
800.0 million at $1.00 par value	290.1	290.1
Outstanding shares:
2004 - 290.1 million
2003 - 290.1 million
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2004 - 15.7 million
2003 - 15.7 million
Additional paid-in capital	437.4	439.9
Retained earnings	1,452.2	1,865.7
Accumulated other comprehensive loss	(141.4)	(167.8)

TOTAL STOCKHOLDERS’ EQUITY	1,626.7	2,016.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,605.2	$7,480.7

See Notes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net (loss) income	($240.3)	$165.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	185.4	186.5
Deferred income taxes	85.1	9.6
Impairment charges	374.0	—
Noncash restructuring charges	25.3	73.0
(Gain)/loss on sale of assets/business	(6.5)	20.5
Loss on discontinued businesses	90.5	—
Other	(4.8)	30.7
Changes in current accounts excluding the Effects of acquisitions:
Accounts receivable	211.0	47.0
Inventories	(176.8)	(1.4)
Other current assets	17.9	2.6
Accounts payable	(60.2)	121.9
Discontinued operations	(29.8)	9.9
Accrued liabilities and other	(49.0)	(244.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	421.8	420.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(3.0)	(460.0)
Expenditures for property, plant and equipment	(95.2)	(247.1)
Sale of businesses and noncurrent assets	289.2	10.2

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	191.0	(696.9)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	21.3	1,040.5
Proceeds from issuance of stock	—	200.1
Payments on notes payable and long-term debt	(251.9)	(776.7)
Cash dividends	(173.2)	(173.1)
Proceeds from exercised stock options and other	1.4	6.0

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(402.4)	296.8

Exchange rate effect on cash	(0.3)	1.6

INCREASE IN CASH AND CASH EQUIVALENTS	210.1	22.0
Cash and cash equivalents at beginning of year	144.4	55.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$354.5	$77.1

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

Seasonal Variations: The Company’s product groups are only moderately affected by seasonal trends. The Cleaning & Organization and Other business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Tools & Hardware and Home Fashions business segments typically have higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; and the Office Products business segment typically has higher sales in the second and third quarters due to the back-to-school season. Because these seasonal trends are moderate, the Company’s consolidated quarterly sales generally do not fluctuate significantly, unless a significant acquisition is made.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income:
As reported	($226.4)	$75.2	($240.3)	$165.0
Fair value option expense	(4.6)	(4.7)	(13.7)	(14.1)

Pro forma	($231.0)	$70.5	($254.0)	$150.9
Basic (loss) earnings per share:
As reported	($0.83)	$0.27	($0.88)	$0.60
Pro forma	($0.84)	$0.26	($0.93)	$0.55
Diluted (loss) earnings per share:
As reported	($0.83)	$0.27	($0.88)	$0.60
Pro forma	($0.84)	$0.26	($0.93)	$0.55

Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation. See Note 4 for a discussion of discontinued operations.

Note 2 – Impairment Charges

The following table summarizes the recorded noncash pretax impairment charges (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2004
Goodwill	$181.2	$182.7
Other indefinite-lived intangible assets	107.1	116.0
Long-lived assets	60.6	75.3

	$348.9	$374.0

The Company conducts its annual test of impairment for goodwill and other indefinite-lived intangible assets in the third quarter. The Company also tests for impairment if events or circumstances occur subsequent to the Company’s annual impairment tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Company performs the annual impairment testing in the third quarter because it coincides with its annual strategic planning process for all of its businesses.

The annual strategic planning meeting provides a forum for executive management to review changes recommended by division and group management in the long-term strategy of the individual businesses and approve specific initiatives. At the planning session, division management teams present their long-term vision for the business and recommend changes in response to internal and external factors, which may impact the valuation of long-lived assets, including goodwill, other intangible assets, and fixed assets. Additionally, these meetings are used to discuss the current business environment and outlook, as well as overall brand strategy.

Subsequent to the recent planning meetings, the Company performed its impairment testing of indefinite-lived intangible assets, giving consideration to underlying strategic and economic changes in the business. Additionally, the Company tested its other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The results of the impairment testing were reviewed and discussed with the Audit Committee of the Board of Directors, which agreed with management’s recommendations and concluded on October 22, 2004, that the impairment charges described below are required under generally accepted accounting principles.

Testing Approach

Goodwill

The goodwill impairment test requires that a company estimate the fair value of the business enterprise at the reporting unit level, that is, the operating segment or one reporting level below the operating segment. The fair value of a reporting unit was calculated with the assistance of an independent third party valuation specialist using discounted cash flows. The discounted cash flows were estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and discount rates. The underlying assumptions used were consistent with those used in the strategic plan. If the fair value of the reporting unit was less than its carrying amount at the valuation date, an impairment loss was recognized to the extent that the implied fair value of the goodwill within the reporting unit was less than the recorded amount of goodwill.

Other Indefinite-Lived Intangible Assets, primarily Trademarks and Tradenames

The impairment test for other indefinite-lived intangible assets, primarily trademarks and tradenames (intangible assets), requires that a company determine the fair value of the intangible asset. Generally, the fair value of the intangible assets was calculated with the assistance of an independent third party valuation specialist using discounted cash flows associated with the underlying intangible asset. The discounted cash flows were estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and discount rates. The underlying assumptions used were consistent with those used in the strategic plan. The fair value of the intangible asset was then compared to the carrying value. If the fair value of the intangible asset was less than its carrying amount, an impairment charge was recorded.

Other Long-Lived Assets, primarily Fixed Assets and Patents

In accordance with SFAS No. 144, the Company evaluated if there were impairment indicators present related to its fixed assets and other long-term assets. If impairment indicators were present, future cash flows related to the asset group was estimated. The sum of the undiscounted future cash flows attributable to the asset group was then compared to the carrying amount of the asset group. The cash flows were estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeded the sum of the future undiscounted future cash flows, the Company discounted the future cash flows using a risk-free discount rate and recorded an impairment charge as the difference between the discounted cash flows and the carrying value of the asset group. Generally, the Company performed its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.

As a result of the impairment testing described above, the Company recorded a noncash $348.9 million ($332.8 million, net of tax) impairment charge in the third quarter as follows:

		Other Indefinite-	Other Long-Lived
		Lived Intangible	Assets (Fixed
Segment	Goodwill	Assets	Assets / Patents)	Total
Cleaning & Organization	$34.0	$—	$45.7	$79.7
Office Products	138.8	93.8	8.5	241.1
Home Fashions	8.4	13.3	3.9	25.6
Tools & Hardware	—	—	1.0	1.0
Other	—	—	1.5	1.5

Total	$181.2	$107.1	$60.6	$348.9

Cleaning & Organization

The European Cleaning & Organization business was previously classified in the fix portfolio of the Company’s business, as management believed that the restructuring and other investments made in the business would produce favorable returns in the future. These expected returns have not materialized and the Company is currently exploring alternatives for this business. Accordingly, an impairment charge was recorded to write the long-lived assets down to fair value (disposal value). The write-down of fixed assets is expected to decrease depreciation expense in 2005 by approximately $5 million.

Office Products

The impairment charge recorded in the Office Products segment is primarily a result of three factors:

•	Prior year restructuring activity related to a product line in the European business has not resulted in the expected returns, and management is currently exploring alternatives for this product line. Accordingly, an impairment charge was recorded to write the long-lived assets down to fair value (disposal value). The impairment charge recognized on this product line was $80.8 million, of which $8.5 million related to the write-down of fixed assets. The write-down of fixed assets is expected to decrease depreciation expense in 2005 by approximately $1 million.

•	In the European business, the Company has historically promoted and supported several different brands in the everyday writing category. In the third quarter management developed a plan to consolidate certain brands in Europe in this category. This new plan results from several factors:

•	The Company believes that rationalizing its brands will enable the Company to more effectively allocate capital and other resources. In this regard, the Company is focused on promoting its brands globally and reducing the reliance on local or regional brands.

•	The brand that is targeted for rationalization has experienced sales declines, especially in the current year, and management believes it has more effective investment opportunities outside of this brand.

As a result of this plan, the Company recognized an impairment charge of $123.1 million related to this product line.

•	In the third quarter, management decided to rationalize several trademarks and trade names (brands), primarily in the Latin America businesses. The current plan is to reduce the number of brands from 76 to 12 over the next three years.

As a result of this decision, the Company determined that certain brands that were previously considered to have indefinite lives were impaired. Accordingly, the Company wrote these trademarks and tradenames down to their fair value and will begin amortizing these brands over their remaining useful lives (generally three years). As a result of this reclassification, amortization expense is expected to increase by approximately $3 million in 2005. The total impairment charge recognized as a result of the decision to rationalize brands was $37.2 million.

Home Fashions

Management decided to rationalize certain trademarks and tradenames (brands), primarily in the United Kingdom home fashions business, in order to focus on promoting more effective brands. As a result of this decision the Company determined that these brands became impaired and accordingly, these trademarks and tradenames, as well as certain associated patents, have been written off. The impairment charge associated with this decision was $17.2 million. Additionally, primarily as a result of an increase from the prior year in the discount rate (risk adjusted rate) used in calculating the enterprises’ fair value, an impairment charge of $8.4 million was recorded on goodwill. As of September 30, 2004, there was $23.9 million of goodwill and other indefinite-lived intangible assets relating to this business.

Tools & Hardware / Other

The impairment charge recorded in the Tools & Hardware and Other segments primarily relates to patents that the Company will allow to expire and fixed assets that are currently held for sale, and accordingly, have been written down to fair value.

In the second quarter of 2004, the Company recorded an impairment charge of $25.1 million as follows:

•	In the first quarter of 2004, the Company began exploring various options for certain businesses and product lines in the Home Fashions and Tools & Hardware reportable segments, including evaluating those businesses for potential sale. As this process progressed, the Company determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted an impairment test in the second quarter and recorded an impairment loss to write the net assets of these businesses and product lines to fair value.

•	In 2004, the Company made the decision to exit certain product lines, which resulted in the impairment of fixed assets, primarily in the Cleaning & Organization segment. The Company determined the fair value of the fixed assets by estimating the future cash flows attributable to these fixed assets, including an estimate of the ultimate sale proceeds. Accordingly, the Company recorded a charge to write the assets to their estimated fair value.

The Company cannot predict whether certain events might occur that would adversely affect the reported value of the remaining goodwill and other identifiable intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationship with significant customers. Additionally, increases in the risk adjusted rate could result in additional impairment charges.

Note 3 — Restructuring Costs

In the second quarter of 2004, the Company completed its accounting charges associated with its strategic restructuring plan (the “Plan”) announced on May 3, 2001. The specific objectives of the Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $462 million in restructuring charges under the Plan, including $84.2 million on discontinued operations. The following analysis excludes the restructuring amounts related to discontinued operations.

Pre-tax restructuring costs consisted of the following (in millions):

	Three Months Ended September 30,	Nine Months Ended
		September 30,
	2003	2004	2003
Facility and other exit costs	$28.6	$32.8	$56.2
Employee severance and termination benefits	3.7	9.9	53.3
Exited contractual commitments and other	—	5.2	—

Recorded as Restructuring Costs	$32.3	$47.9	$109.5

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. In the second quarter, the Company reduced its restructuring reserve by approximately $10.0 million, primarily as a result of higher proceeds received from fixed asset disposals. Cash paid for restructuring activities was $28.1 million and $16.3 million for the third quarters of 2004 and 2003, respectively. Cash paid for restructuring activities was $68.6 million and $63.4 million in the first nine months of 2004 and 2003, respectively.

A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/02		Costs	09/30/03
	Balance	Provision	Incurred	Balance
Facility and other exit costs	$31.4	$56.2	($45.6)	$42.0
Employee severance and termination benefits	36.4	53.3	(36.9)	52.8

	$67.8	$109.5	($82.5)	$94.8

	12/31/03		Costs	09/30/04
	Balance	Provision	Incurred	Balance
Facility and other exit costs	$77.5	$32.8	($90.4)	$19.9
Employee severance and termination benefits	61.8	9.9	(56.8)	14.9
Exited contractual commitments and other	6.5	5.2	(7.5)	4.2

	$145.8	$47.9	($154.7)	$39.0

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs. The remaining restructuring reserve will require cash payments to settle the liabilities.

Under the Plan, the Company exited 84 facilities and reduced headcount by approximately 12,000. The Company expects total annual savings of between $125 and $150 million ($105 to $115 million related to the reduced headcount, $10 to $20 million related to reduced depreciation, and $10 to $15 million related to other cash savings). The following table depicts the changes in accrued restructuring reserves for the nine months ended September 30, aggregated by reportable business segment (in millions):

	12/31/02		Costs	09/30/03
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$3.8	$29.4	($19.2)	$14.0
Office Products	27.2	24.9	(28.3)	23.8
Home Fashions	12.4	35.2	(22.7)	24.9
Tools & Hardware	0.5	8.9	(2.2)	7.2
Other	3.6	8.2	(0.5)	11.3
Corporate	20.3	2.9	(9.6)	13.6

	$67.8	$109.5	($82.5)	$94.8

	12/31/03		Costs	09/30/04
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$56.2	$21.5	($69.8)	$7.9
Office Products	29.9	7.4	(20.9)	16.4
Home Fashions	17.7	7.3	(23.3)	1.7
Tools & Hardware	17.9	4.5	(19.1)	3.3
Other	9.6	7.0	(12.9)	3.7
Corporate	14.5	0.2	(8.7)	6.0

	$145.8	$47.9	($154.7)	$39.0

Note 4 – Discontinued Operations

On January 31, 2004, the Company completed the sale of its Panex Brazilian low-end cookware division (previously reported in the Other operating segment) and European picture frames businesses (previously reported in the Home Fashions operating segment).

On April 13, 2004, the Company sold substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement and final adjustments relating to the transaction, the Company retained the accounts receivable of the businesses, and total proceeds, including the retained receivables, as a result of the transaction were $304 million. The Burnes picture frame business was previously reported in the Home Fashions operating segment, while the Anchor Hocking and Mirro businesses were previously reported in the Other operating segment. In September 2004, as part of the final adjustments relating to the transaction, the Company recorded an additional loss of approximately $1.0 million on this sale.

On July 1, 2004, the Company completed the sale of Little Tikes Commercial Playground Systems Inc. (“LTCPS”) to PlayPower, Inc. for approximately $41 million. LTCPS was previously reported in the Other operating segment, as a unit of the Company’s Little Tikes division. LTCPS is a manufacturer of commercial playground systems and contained playground environments. The Company will retain the consumer portion of its Little Tikes division. The Company recognized a gain on the sale of LTCPS of $14.3 million ($9.6 million, net of tax) in the third quarter of 2004. For the year ended December 31, 2003, LTCPS contributed approximately $60 million of sales to the Company.

The following table summarizes the results of the discontinued operations for the three and nine months ended September 30, 2004 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$—	$215.7	$171.2	$585.2
Loss from discontinued operations, net of income taxes of ($4.7) million for the three months ended September 30, 2003, and ($3.0) and ($20.9) million for the nine months ended September 30, 2004 and 2003, respectively	—	($10.3)	($6.5)	($43.9)
Gain/(Loss) on disposal of discontinued operations, net of income taxes of $4.7 million for the three months ended September 30, 2004	$8.6	—	($90.5)	—

No amounts related to interest expense have been allocated to discontinued operations.

The following table presents summarized balance sheet information of the discontinued operations as of December 31, 2003 (in millions):

December 31,
2003
Accounts receivable, net	$45.5
Inventories, net	181.4
Prepaid expenses and other current assets	11.2

Total Current Assets	238.1
Property, plant and equipment, net	152.3
Other assets	1.7

Total Assets	$392.1

Accounts payable	$82.8
Other accrued liabilities	45.8

Total Current Liabilities	128.6

Long-term liabilities	1.5

Total Liabilities	$130.1

There were no assets or liabilities attributable to discontinued operations as of September 30, 2004.

Note 5 – Income Taxes

During the nine months ended September 30, 2004, the statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $37.4 million. Accordingly, the impact was recorded in income taxes for the nine months ended September 30, 2004.

In addition, due to significant restructuring activity and certain changes in the Company’s business model affecting the utilization of net operating loss carryovers, particularly in certain European countries, the valuation allowance on certain net operating losses previously tax-benefited has been increased by $31.0 million. This amount was recorded in income taxes for the nine months ended September 30, 2004.

In the three months ended September 30, 2004, the Company received notification from the Internal Revenue Service that it would receive a refund of $2.9 million relating to amounts previously paid. Accordingly, this amount has been recorded in income taxes for the three and nine months ended September 30, 2004.

Note 6 – Inventories

Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

	September 30,	December 31,
	2004	2003
Materials and supplies	$251.1	$240.4
Work in process	170.1	115.4
Finished products	638.8	529.0

	$1,060.0	$884.8

Note 7 – Long-term Debt

The following is a summary of long-term debt (in millions):

	September 30,	December 31,
	2004	2003
Medium-term notes	$1,647.0	$1,647.0
Commercial paper	—	217.1
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	515.5	515.5
Terminated interest rate swaps	41.8	46.7
Other long-term debt	0.3	5.8

Total debt	2,654.6	2,882.1
Current portion of long-term debt	(215.0)	(13.5)

Long-term Debt	$2,439.6	$2,868.6

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

Note 8 – Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension expense for the three months ended September 30, (in millions):

	United States		International
	2004	2003	2004	2003
Service cost-benefits earned during the year	$10.2	$8.8	$1.8	$2.2
Interest cost on projected benefit obligation	16.0	12.1	4.9	4.5
Expected return on plan assets	(19.5)	(17.1)	(4.5)	(4.3)
Actuarial loss	1.3	0.1	0.4	0.4

Net pension expense	$8.0	$3.9	$2.6	$2.8

The following table presents the components of the Company’s pension expense for the nine months ended September 30, (in millions):

	United States		International
	2004	2003	2004	2003
Service cost-benefits earned during the year	$31.2	$26.3	$5.3	$6.6
Interest cost on projected benefit obligation	40.4	36.3	14.8	13.5
Expected return on plan assets	(49.2)	(51.3)	(13.6)	(13.0)
Curtailment, settlement cost	(1.8)	—	0.2	—
Actuarial loss	3.4	0.4	1.3	1.2

Net pension expense	$24.0	$11.7	$8.0	$8.3

The following table presents the components of the Company’s other postretirement benefits expense for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost-benefits earned during the year	$1.0	$1.2	$3.5	$3.7
Interest cost on projected benefit obligation	3.4	4.0	11.1	12.1
Amortization of prior service cost	(0.2)	0.1	(0.5)	0.2
Actuarial loss	—	—	0.5	—

Net pension expense	$4.2	$5.3	$14.6	$16.0

In the third quarter of 2004, the Company made a voluntary $50.0 million cash contribution to fund the Company’s pension plan.

Note 9 — Earnings per Share

The calculation of basic and diluted earnings per share for the three and nine months ended September 30, is shown below (in millions, except per share data):

		“In the	Convertible
	Basic	Money”	Preferred	Diluted
	Method	Options(1)	Securities(2)	Method
Three Months Ended September 30, 2004
Loss from continuing operations	($235.0)	—	—	($235.0)
Loss per share	($0.86)	—	—	($0.86)

Income from discontinued operations	$8.6	—	—	$8.6
Income per share	$0.03	—	—	$0.03

Net loss	($226.4)	—	—	($226.4)
Loss per share	($0.83)	—	—	($0.83)

Weighted average shares outstanding	274.4	—	—	274.4

Three Months Ended September 30, 2003
Income from continuing operations	$85.5	—	—	$85.5
Earnings per share	$0.31	—	—	$0.31

Loss from discontinued operations	($10.3)	—	—	($10.3)
Loss per share	($0.04)	—	—	($0.04)

		“In the	Convertible
	Basic	Money”	Preferred	Diluted
	Method	Options(1)	Securities(2)	Method
Net income	$75.2	—	—	$75.2
Earnings per share	$0.27	—	—	$0.27

Weighted average shares outstanding	274.4	—	—	274.4

Nine Months Ended September 30, 2004
Loss from continuing operations	($143.3)	—	—	($143.3)
Loss per share	($0.52)	—	—	($0.52)

Loss from discontinued operations	($97.0)	—	—	($97.0)
Loss per share	($0.35)	—	—	($0.35)

Net loss	($240.3)	—	—	($240.3)
Loss per share	($0.88)	—	—	($0.88)

Weighted average shares outstanding	274.4	—	—	274.4

Nine Months Ended September 30, 2003
Income from continuing operations	$208.9	—	—	$208.9
Earnings per share	$0.76	—	—	$0.76

Loss from discontinued operations	($43.9)	—	—	($43.9)
Loss per share	($0.16)	—	—	($0.16)

Net income	$165.0	—	—	$165.0
Earnings per share	$0.60	—	—	$0.60

Weighted average shares outstanding	274.0	0.3	—	274.3

(1)	The weighted average shares outstanding for the three months ended September 30, 2004 and 2003 exclude approximately 11.2 million and 10.0 million stock options, respectively, and approximately 8.8 million and 8.0 million stock options for the nine months ended September 30, 2004 and 2003, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective periods and would, therefore, be anti-dilutive.

(2)	The convertible preferred securities are anti-dilutive for the three and nine months ended September 30, 2004 and 2003, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $4.2 million for the three months ended September 30, 2004 and 2003, respectively, and by $12.6 million for the nine months ended September 30, 2004 and 2003, respectively, and weighted average shares outstanding would have increased by 9.9 million shares in all periods.

Note 10 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss encompasses foreign currency translation adjustments, net losses on derivative instruments and net minimum pension liability adjustments and is recorded within stockholders’ equity.

The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain	Gain/(Loss)	Liability	Loss
Balance at December 31, 2003	$15.6	$6.6	($190.0)	($167.8)
Current year change	38.2	(11.8)	—	26.4

Balance at September 30, 2004	$53.8	($5.2)	($190.0)	($141.4)

Total comprehensive (loss) income amounted to the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income	($226.4)	$75.2	($240.3)	$165.0
Foreign currency translation (loss) gain	12.6	(15.5)	38.2	54.0
After-tax derivatives hedging gain (loss)	(3.2)	0.5	(11.8)	4.0
After-tax minimum pension liability	—	(0.2)	—	6.7

Comprehensive (loss) income	($217.0)	$60.0	($213.9)	$229.7

Note 11 — Industry Segments

The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet hardware, propane torches
Home Fashions	Drapery houseware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, and strollers

The Company’s segment results are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales (1)
Cleaning & Organization	$455.9	$514.4	$1,372.0	$1,504.3
Office Products	424.3	428.7	1,246.3	1,258.8
Tools & Hardware	300.6	299.3	875.2	859.5
Home Fashions	228.1	223.5	679.1	670.9
Other	262.9	263.2	767.3	778.5

	$1,671.8	$1,729.1	$4,939.9	$5,072.0

Operating (Loss) Income (2)
Cleaning & Organization	$29.2	$31.9	$49.9	$93.0
Office Products	61.5	69.9	188.7	231.8
Tools & Hardware	45.1	53.4	131.6	136.6
Home Fashions	15.9	17.5	25.0	30.1
Other	24.7	31.2	55.6	74.5
Corporate (3)	(10.2)	(10.9)	(27.4)	(24.5)
Impairment Charges (4)	(348.9)	—	(374.0)	—
Restructuring Costs (5)	—	(32.3)	(47.9)	(109.5)

	($182.7)	$160.7	$1.5	$432.0

	September 30,	December 31,
Identifiable Assets	2004	2003
Cleaning & Organization	$1,088.4	$1,256.5
Office Products	1,063.0	997.5
Tools & Hardware	818.5	812.1
Home Fashions	575.6	630.2
Other	528.1	577.8
Corporate (6)	2,531.6	2,814.5
Discontinued Operations	—	392.1

	$6,605.2	$7,480.7

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales
United States	$1,169.6	$1,199.9	$3,379.2	$3,511.3
Canada	87.0	91.5	250.6	253.5

North America	1,256.6	1,291.4	3,629.8	3,764.8
Europe	331.2	344.2	1,050.2	1,045.3
Central and South America	48.2	54.4	149.0	156.5
All other	35.8	39.1	110.9	105.4

	$1,671.8	$1,729.1	$4,939.9	$5,072.0

Operating (Loss) Income (7)
United States	$119.8	$145.5	$308.1	$401.1
Canada	19.7	17.7	52.3	48.9

North America	139.5	163.2	360.4	450.0
Europe	(290.8)	(8.1)	(330.8)	(41.0)
Central and South America	(38.9)	(3.9)	(36.4)	9.4
All other	7.5	9.5	8.3	13.6

	($182.7)	$160.7	$1.5	$432.0

	September 30,	December 31,
Identifiable Assets (8)	2004	2003
United States	$4,646.0	$5,012.1
Canada	101.0	136.2

North America	4,747.0	5,148.3
Europe	1,545.0	1,628.3
Central and South America	192.7	195.4
All other	120.5	116.6
Discontinued Operations	—	392.1

	$6,605.2	$7,480.7

1)	All intercompany transactions have been eliminated. Sales to one customer amounted to approximately 14.3% of consolidated net sales, excluding discontinued operations, in the first nine months of 2004 and 2003, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

4)	Impairment charges have been presented separately in this table; refer to Note 2 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.

5)	Restructuring costs have been presented separately in this table; refer to Note 3 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment

6)	Corporate assets primarily include trade names, goodwill, equity investments and deferred tax assets. Accordingly, the write-down of goodwill and other intangible assets associated with the impairment charge (see Note 2 to the Consolidated Financial Statements (Unaudited)) have been reflected as reductions in Corporate assets.

7)	The restructuring and impairment charges recorded in the nine months ended September 30, 2004 have been reflected in the appropriate geographic regions.

8)	Transfers of finished goods between geographic areas are not significant. Corporate assets are primarily reflected in the United States.

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

Note 13 – Subsequent Event

On October 12, 2004, the Company purchased 825,000 shares of its Preferred Securities from a holder for $43.6875 per share. The Company paid a total of $36 million.

On November 4, 2004, the Company declared a quarterly cash dividend of $0.21 per share on the Company’s common stock. The dividend is payable December 3, 2004 to common stockholders of record on November 16, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company made significant progress in the first nine months of 2004 toward achieving its previously announced 2004 key objectives. The Company’s key objectives for 2004, and the progress made in the first nine months of 2004 toward achieving such priorities, are highlighted below:

1. Continue to divest non-strategic businesses: The Company has completed its previously announced plan to divest certain under-performing, non-strategic businesses in order to concentrate on leveraging brand strength and product innovation in its core portfolio of businesses. In January 2004, the Company completed the sale of its Panex Brazilian low-end cookware division and European picture frames businesses. In April 2004, the Company sold substantially all of its U.S. picture frames business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business for total proceeds of approximately $304 million (after final negotiations). On July 1, 2004, the Company completed the sale of Little Tikes Commercial Playground Systems Inc. (“LTCPS”) to PlayPower, Inc. for approximately $41 million. LTCPS is a manufacturer of commercial playground systems and contained playground environments. The Company will retain the consumer portion of its Little Tikes division.

In connection with these divestitures, the Company recorded an after-tax loss on the sale of these businesses of approximately $91 million in the nine months ending September 30, 2004. Total 2003 sales of the divested businesses were $851.0 million. The divestitures of these businesses are expected to reduce 2004 earnings per share by approximately $0.11 to $0.13, exclusive of the loss to be recognized in 2004. In addition, the divestitures are expected to reduce operating cash flow by $40 to $45 million, annually.

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

3. Continue to rationalize low-margin product lines: In the first nine months of 2004, the Company exited approximately $200 million in sales of low-margin product lines. The Company will continue to rationalize low-margin product lines throughout 2004. The completion of this program is expected to reduce annual sales by $275 million.

4. Deploy Newell Operational Excellence (NWL OPEX): The Company is committed to reducing costs by at least 5% annually. In connection with this goal, the Company is committed to deploying and implementing NWL OPEX, which is a methodical process focused on lean manufacturing. It includes installing the right manufacturing and distribution metrics and driving improvement quarter after quarter. In addition to cost reduction, other key components of NWL OPEX are improved quality and service levels and the reduction of inventory and lead times. The Company’s program for driving productivity throughout its manufacturing network gained traction in the first nine months of 2004. The Company delivered approximately $86 million of gross productivity savings during the first nine months of 2004.

Results of Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Net sales	$1,671.8	100.0%	$1,729.1	100.0%	$4,939.9	100.0%	$5,072.0	100.0%
Cost of products sold	1,198.5	71.7	1,237.3	71.6	3,571.0	72.3	3,625.0	71.5

Gross margin	473.3	28.3	491.8	28.4	1,368.9	27.7	1,447.0	28.5
Selling, general and administrative expenses	307.1	18.4	298.8	17.3	945.5	19.1	905.5	17.9
Impairment charges	348.9	20.9	—	—	374.0	7.6	—	—
Restructuring costs	—	—	32.3	1.9	47.9	1.0	109.5	2.2

Operating (loss) income	(182.7)	(10.9)	160.7	9.3	1.5	—	432.0	8.5
Nonoperating expenses:
Interest expense, net	29.5	1.8	33.1	1.9	90.0	1.8	104.5	2.1
Other (income) expense, net	(0.8)	—	1.4	0.1	(3.9)	(0.1)	18.6	0.4

Net nonoperating expenses	28.7	1.7	34.5	2.0	86.1	1.7	123.1	2.4

(Loss) Income before income taxes	(211.4)	(12.6)	126.2	7.3	(84.6)	(1.7)	308.9	6.1
Income taxes	23.6	1.4	40.7	2.4	58.7	1.2	100.0	2.0

Net (loss) income from continuing operations	(235.0)	(14.1)	85.5	4.9	(143.3)	(2.9)	208.9	4.1

Gain/(Loss) from discontinued operations, net of tax	8.6	0.5	(10.3)	(0.6)	(97.0)	(2.0)	(43.9)	(0.9)

Net (loss) income	($226.4)	(13.5)%	$75.2	4.3%	($240.3)	(4.9)%	$165.0	3.3%

Three Months Ended September 30, 2004 vs. Three Months Ended September 30, 2003

Consolidated Operating Results:

Net sales for the three months ended September 30, 2004 (third quarter) were $1,671.8 million, representing a decrease of $57.3 million, or 3.3%, from $1,729.1 million in the comparable quarter of 2003. The decrease resulted from product line rationalization of $75 million, or 4.3%, and a decline in core sales of $15 million, or 0.9%. These were partially offset by favorable foreign currency translation of $30 million, or 1.7%, and favorable pricing of $3 million, or 0.2%, for the quarter.

Gross margin as a percentage of net sales in the third quarter of 2004 was 28.3%, or $473.3 million, versus 28.4%, or $491.8 million, in the comparable quarter of 2003. The decline in gross margin is primarily related to raw material inflation of $31 million. This was partially offset by favorable pricing of $3 million, or 0.2%, and a favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products and Eldon Office Products businesses. Gross productivity in the quarter of $29 million was partially offset by restructuring related costs of $15 million.

Selling, general and administrative expenses (SG&A) in the third quarter of 2004 were 18.4% of net sales, or $307.1 million, versus 17.3%, or $298.8 million, in the comparable quarter of 2003. The increase in SG&A reflects a foreign currency impact of $7 million and pension cost increases of $4 million. All other SG&A was essentially flat with streamlining initiatives offsetting continued investments in the business.

The Company recorded a non-cash pretax impairment charge of $348.9 million (332.8 million, net of tax) in the third quarter of 2004. These charges were required to write-down certain assets to fair value. See Note 2 to the Consolidated Financial Statements (Unaudited) for additional information.

The Company recorded pre-tax strategic restructuring charges of $32.3 million in the third quarter of 2003. The pre-tax charge included $28.6 million of facility and other exit costs and $3.7 million of employee severance and termination benefits. See Note 3 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

Operating (loss) income in the third quarter of 2004 was ($182.7) million, or (10.9%) of net sales, versus operating income of $160.7 million, or 9.3%, in the comparable quarter of 2003. The decrease in operating margins is the result of the factors described above.

Net nonoperating expenses in the third quarter of 2004 were 1.7% of net sales, or $28.7 million, versus 2.0%, or $34.5 million, in the comparable quarter of 2003. Net interest expense decreased $3.6 million for the third quarter of 2004 compared to the third quarter of 2003 as a result of lower average debt outstanding, partially offset by increased interest rates.

The effective tax rate was (11.2)% in the third quarter of 2004 versus 32.3% in the third quarter of 2003. The change in the effective tax rate is primarily related to the non-deductibility associated with a portion of the Company’s $348.9 million impairment charge. See Notes 2 and 5 to the Consolidated Financial Statements (Unaudited) for further information.

Net (loss) income from continuing operations for the third quarter of 2004 was ($235.0) million, compared to $85.5 million in the third quarter of 2003. Diluted (loss) earnings per share from continuing operations were ($0.86) in the third quarter of 2004 compared to $0.31 in the third quarter of 2003.

The net gain recognized from discontinued operations for the third quarter of 2004 was $8.6 million, net of tax, compared to a net loss of $10.3 million, net of tax, in the third quarter of 2003. Diluted earnings (loss) per share from discontinued operations was $0.03 in the third quarter of 2004 compared to ($0.04) in the third quarter of 2003. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information.

Net (loss) income for the third quarter of 2004 was ($226.4) million, compared to $75.2 million in the third quarter of 2003. Diluted (loss) earnings per share was ($0.83) in the third quarter of 2004 compared to $0.27 in the third quarter of 2003.

Business Group Operating Results:

Net sales by reportable segment were as follows for the three months ended September 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$455.9	$514.4	(11.4)%
Office Products	424.3	428.7	(1.0)
Tools & Hardware	300.6	299.3	0.4
Home Fashions	228.1	223.5	2.1
Other	262.9	263.2	(0.1)

Total Net Sales (1)	$1,671.8	$1,729.1	(3.3)%

Operating income by segment was as follows for the three months ended September 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$29.2	$31.9	(8.5)%
Office Products	61.5	69.9	(12.0)
Tools & Hardware	45.1	53.4	(15.5)
Home Fashions	15.9	17.5	(9.1)
Other	24.7	31.2	(20.8)
Corporate Costs (2)	(10.2)	(10.9)
Impairment Charges (3)	(348.9)	—
Restructuring Costs (4)	—	(32.3)

Total Operating Income (5)	($182.7)	$160.7	(213.7)%

(1)	All intercompany transactions have been eliminated. Sales to one customer amounted to approximately 14.8% and 14.6% of consolidated net sales, excluding discontinued operations, in the three months ended September 30, 2004 and 2003, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(3)	Impairment charges have been presented separately in this table; refer to Note 2 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.

(4)	Restructuring costs have been presented separately in this table; refer to Note 3 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.

(5)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

Cleaning & Organization

Net sales for the third quarter of 2004 were $455.9 million, a decrease of $58.5 million, or 11.4%, from $514.4 million in the third quarter of 2003, driven primarily by a decline in the Rubbermaid Home Products business due to planned product line rationalization in certain low margin product lines.

Operating income for the third quarter of 2004 was $29.2 million, a decrease of $2.7 million, or 8.5%, from $31.9 million in the third quarter of 2003. The decrease in operating income is the result of higher raw material costs and lost absorption in manufacturing facilities, partially offset by favorable pricing, productivity and mix.

Office Products

Net sales for the third quarter of 2004 were $424.3 million, a decrease of $4.4 million, or 1.0%, from $428.7 million in the third quarter of 2003, driven primarily by the exit of certain low margin resin based products in the Eldon office products business, partially offset by a mid single digit sales increase in the writing instruments business.

Operating income for the third quarter of 2004 was $61.5 million, a decrease of $8.4 million, or 12.0%, from $69.9 million in the third quarter of 2003, driven by raw material inflation, the sales decrease at Eldon and an increase in SG&A spending. These were partially offset by a mid single digit sales increase in the writing instruments business.

Tools & Hardware

Net sales for the third quarter of 2004 were $300.6 million, an increase of $1.3 million, or 0.4%, from $299.3 million in the third quarter of 2003, driven by the impact of positive currency translation and a sales increase in the Lenox business.

Operating income for the third quarter of 2004 was $45.1 million, a decrease of $8.3 million, or 15.5%, from $53.4 million in the third quarter of 2003, driven by increases in raw material costs, particularly steel, and restructuring related costs.

Home Fashions

Net sales for the third quarter of 2004 were $228.1 million, an increase of $4.6 million, or 2.1%, from $223.5 million in the third quarter of 2003, driven by favorable currency translation.

Operating income for the third quarter of 2004 was $15.9 million, a decrease of $1.6 million, or 9.1%, from $17.5 million in the third quarter of 2003. The decrease in operating income was due primarily to an increase in raw materials costs, partially offset by productivity.

Other

Net sales for the third quarter of 2004 were $262.9 million, a decrease of $0.3 million, or 0.1%, from $263.2 million in the third quarter of 2003. Sales increases at Little Tikes due to new product introductions were offset by declines in the Graco and European Cookware businesses.

Operating income for the third quarter of 2004 was $24.7 million, a decrease of $6.5 million, or 20.8%, from $31.2 million in the third quarter of 2003, driven primarily by raw material inflation and increased SG&A spending in the Little Tikes business.

Nine Months Ended September 30, 2004 vs. Nine Months Ended September 30, 2003

Consolidated Operating Results:

Net sales for the nine months ended September 30, 2004 were $4,939.9 million, representing a decrease of $132.1 million, or 2.6%, from $5,072.0 million in the comparable period of 2003. The decrease resulted from product line rationalization of approximately $200 million, or 3.9%, and unfavorable pricing of $24 million, or 0.5%, partially offset by favorable foreign currency translation of $115 million, or 2.3%, for the period.

Gross margin as a percentage of net sales for the nine months ended September 30, 2004 was 27.7%, or $1,368.9 million, versus 28.5%, or $1,447.0 million, in the comparable period of 2003. The decline in gross margin is primarily related to unfavorable pricing of $24 million, or 0.4 points, and raw material inflation of $70 million, partially offset by favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products business. Gross productivity of $86 million was largely offset by restructuring related costs of $66 million.

Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2004 were 19.1% of net sales, or $945.5 million, versus 17.9%, or $905.5 million, in the comparable period of 2003. The increase in SG&A reflects a foreign currency impact of $31 million and pension cost increases of $12 million. All other SG&A was essentially flat with streamlining initiatives offsetting continued investments in the business.

The Company recorded total non-cash pretax impairment charges of $374.0 million for the nine months ended September 30, 2004. These charges were required to write certain assets to fair value. See Note 2 to the Consolidated Financial Statements (Unaudited) for additional information.

The Company recorded pre-tax strategic restructuring charges of $47.9 million and $109.5 million for the nine months ended September 30, 2004 and 2003, respectively. The 2004 pre-tax charge included $32.8 million of facility and other exit costs, $9.9 million of employee severance and termination benefits, and $5.2 million in other restructuring costs. The 2003 pre-tax charge included $56.2 million of facility and other exit costs and $53.3 million of employee severance and termination benefits. See Note 3 to the Consolidated Financial Statements (Unaudited) for further information on the strategic restructuring plan.

Operating income for the nine months ended September 30, 2004 was $1.5 million, versus $432.0 million, or 8.5% of net sales in the comparable period of 2003. The decrease in operating margins is the result of the factors described above.

Net nonoperating expenses for the nine months ended September 30, 2004 were 1.7% of net sales, or $86.1 million, versus 2.4%, or $123.1 million, in the comparable period of 2003. In March 2003, the Company recognized a $21.2 million non-cash pre-tax loss on the sale of the Cosmolab business. Net interest expense decreased $14.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of lower average debt outstanding, partially offset by increased interest rates.

The effective tax rate was (69.4)% for the nine months ended September 30, 2004 versus 32.4% for the nine months ended September 30, 2003. The change in the effective tax rate is primarily related to the non-deductibility associated with a portion of the Company’s $374.0 million impairment charge. See Notes 2 and 5 to the Consolidated Financial Statements (Unaudited) for further information.

Net (loss) income from continuing operations for the nine months ended September 30, 2004 was ($143.3) million, compared to $208.9 million for the nine months ended September 30, 2003. Diluted (loss) earnings per share from continuing operations was ($0.52) for the nine months ended September 30, 2004 compared to $0.76 for the nine months ended September 30, 2003.

The net loss recognized from discontinued operations for the nine months ended September 30, 2004 was $97.0 million, net of tax, compared to $43.9 million, net of tax, for the nine months ended September 30, 2003. Diluted loss per share from discontinued operations was ($0.35) for the nine months ended September 30, 2004 compared to ($0.16) for the nine months ended September 30, 2003. See Note 4 to the Consolidated Financial Statements (Unaudited) for further information.

Net (loss) income for the nine months ended September 30, 2004 was ($240.3) million, compared to $165.0 million for the nine months ended September 30, 2003. Diluted (loss) earnings per share was ($0.88) for the nine months ended September 30, 2004 compared to $0.60 for the nine months ended September 30, 2003.

Business Segment Operating Results:

Net sales by reportable segment were as follows for the nine months ended September 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$1,372.0	$1,504.3	(8.8)%
Office Products	1,246.3	1,258.8	(1.0)
Tools & Hardware	875.2	859.5	1.8
Home Fashions	679.1	670.9	1.2
Other	767.3	778.5	(1.4)

Total Net Sales (1)	$4,939.9	$5,072.0	(2.6)%

Operating income by segment was as follows for the nine months ended September 30, (in millions):

	2004	2003	% Change
Cleaning & Organization	$49.9	$93.0	(46.3)%
Office Products	188.7	231.8	(18.6)
Tools & Hardware	131.6	136.6	(3.7)
Home Fashions	25.0	30.1	(16.9)
Other	55.6	74.5	(25.4)
Corporate Costs (2)	(27.4)	(24.5)
Impairment Charges (3)	(374.0)	—
Restructuring Costs (4)	(47.9)	(109.5)

Total Operating Income (5)	$1.5	$432.0	(99.7)%

(1)	All intercompany transactions have been eliminated. Sales to one customer amounted to approximately 14.3% of consolidated net sales, excluding discontinued operations, in the first nine months of 2004 and 2003. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(3)	Impairment charges have been presented separately in this table; refer to Note 2 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.

(4)	Restructuring costs have been presented separately in this table; refer to Note 3 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.

(5)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

Cleaning & Organization

Net sales for the nine months ended September 30, 2004 were $1,372.0 million, a decrease of $132.3 million, or 8.8%, from $1,504.3 million in the comparable period of 2003, driven primarily by a decline in the Rubbermaid Home Products business due to planned product line rationalizations in low-margin products.

Operating income for the nine months ended September 30, 2004 was $49.9 million, a decrease of $43.1 million, or 46.3%, from $93.0 million in the comparable period of 2003. The decrease in operating income is the result of higher raw material costs, lost absorption in manufacturing facilities and restructuring related charges.

Office Products

Net sales for the nine months ended September 30, 2004 were $1,246.3 million, a decrease of $12.5 million, or 1.0%, from $1,258.8 million in the comparable period of 2003, driven primarily by the exit of low margin resin based products in the Eldon office products business.

Operating income for the nine months ended September 30, 2004 was $188.7 million, a decrease of $43.1 million, or 18.6%, from $231.8 million in the comparable period of 2003, driven by lower sales, restructuring related costs in the European writing instruments business, raw material inflation, primarily in resin costs in the Eldon office products division, and other cost inflation.

Tools & Hardware

Net sales for the nine months ended September 30, 2004 were $875.2 million, an increase of $15.7 million, or 1.8%, from $859.5 million in the comparable period of 2003. The increase in net sales was driven by increases in the Lenox and BernzOmatic businesses.

Operating income for the nine months ended September 30, 2004 was $131.6 million, a decrease of $5.0 million, or 3.7%, from $136.6 million in the comparable period of 2003. The decrease in operating income was related to increases in raw material costs, particularly steel, restructuring related costs and increased SG&A spending, partially offset by the sales increases described above and strong productivity.

Home Fashions

Net sales for the nine months ended September 30, 2004 were $679.1 million, an increase of $8.2 million, or 1.2%, from $670.9 million in the comparable period of 2003. The increase in net sales was driven primarily by favorable foreign currency fluctuation.

Operating income for the nine months ended September 30, 2004 was $25.0 million, a decrease of $5.1 million, or 16.9%, from $30.1 million in the comparable period of 2003. The decrease in operating income was due to increases in raw material costs and lower pricing, partially offset by productivity.

Other

Net sales for the nine months ended September 30, 2004 were $767.3 million, a decrease of $11.2 million, or 1.4%, from $778.5 million in the comparable period of 2003. The decrease in net sales was primarily attributable to the sale of Cosmolab in March 2003, which contributed $10 million in sales in the first quarter of 2003.

Operating income for the nine months ended September 30, 2004 was $55.6 million, a decrease of $18.9 million, or 25.4%, from $74.5 million in the comparable period of 2003. The decrease in operating income was due primarily to raw material inflation and increased SG&A spending in the Little Tikes business.

Liquidity and Capital Resources

Cash and cash equivalents increased by $210.1 million for the nine months ended September 30, 2004. The change in cash and cash equivalents is as follows for the nine months ended September 30, (in millions):

	2004	2003
Cash provided by operating activities	$421.8	$420.5
Cash provided by/(used in) investing activities	191.0	(696.9)
Cash (used in)/provided by financing activities	(402.4)	296.8
Exchange effect on cash and cash equivalents	(0.3)	1.6

Increase in cash and cash equivalents	$210.1	$22.0

Sources:

The Company’s primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Cash provided by operating activities for the nine months ended September 30, 2004 was $421.8 million compared to $420.5 million for the comparable period of 2003. The increase in cash provided from operating activities was due to an increase in earnings before non-cash charges of $58.9 million (as shown in the following table), mostly offset by a reduction in the year over year improvement in working capital and other assets in 2004 compared to 2003, which used an additional $22.1 million, and a reduction in cash received from the termination of certain interest rate swap arrangements.

The following table reconciles earnings before non-cash charges to net (loss) income as of September 30, (in millions):

	2004	2003	Change
Net (loss)/income	($240.3)	$165.0
Depreciation and amortization	185.4	186.5
Impairment charges	374.0	—
Non-cash restructuring charges	25.3	73.0
Deferred income taxes	85.1	9.6
(Gain)/loss on sale of assets/business	(6.5)	20.5
Loss on discontinued businesses	90.5	—

Earnings before non-cash charges	$513.5	$454.6	$58.9

The Company did not renew its $650.0 million 364-day Syndicated Revolving Credit Agreement, which expired on its scheduled maturity date of June 11, 2004. The Company’s $650.0 million five-year Syndicated Revolving Credit Agreement (the “Revolver”) that is scheduled to expire in June 2007 remains in place. At September 30, 2004, there were no borrowings under the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At September 30, 2004, no commercial paper was outstanding.

The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of September 30, 2004, the Company was in compliance with this agreement.

In the first nine months of 2004, the Company received proceeds from the issuance of debt of $21.3 million compared to $1,040.5 million in the year ago period.

In the first nine months of 2004, the Company received cash proceeds of $289.2 million related to the sale of businesses and other non-current assets, compared to $10.2 million in the year ago period. The Company used the proceeds from the sale of these businesses to reduce its commercial paper borrowings.

Uses:

The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable and long-term debt, dividend payments and capital expenditures.

In the first nine months of 2004, the Company made payments for acquisitions of $3.0 million, compared to $460.0 million used in the first nine months of 2003 relating to the acquisition of Lenox.

In the first nine months of 2004, the Company made payments on notes payable and long-term debt of $251.9 million compared to $776.7 million in the year ago period.

Cash used for restructuring activities was $68.6 million and $63.4 million in the first nine months of 2004 and 2003, respectively. Such cash payments represent primarily employee termination benefits.

Capital expenditures were $95.2 million and $247.1 million in the first nine months of 2004 and 2003, respectively. The reduction in capital expenditures is largely due to the Company’s decision to reduce capital investment in the Rubbermaid Home Products business, where capital expenditures decreased from $69.6 million in the first nine months of 2003 to $7.8 million in the first nine months of 2004.

Aggregate dividends paid were $173.2 million and $173.1 million in the first nine months of 2004 and 2003, respectively.

In the third quarter of 2004, the Company made a voluntary $50.0 million cash contribution to fund the Company’s pension plan.

Retained earnings decreased in the first nine months of 2004 by $413.5 million. The reduction in retained earnings is due to cash dividends paid on common stock and the current year net loss.

Working capital at September 30, 2004 was $923.4 million compared to $978.2 million at December 31, 2003. The current ratio at September 30, 2004 was 1.47:1 compared to 1.48:1 at December 31, 2003. The reduction in working capital is due to the use of cash to pay down commercial paper and the collection of accounts receivable, partially offset by seasonal inventory build.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .59:1 at September 30, 2004 and .58:1 at December 31, 2003.

On October 12, 2004, the Company purchased 825,000 shares of its Preferred Securities from a holder for $43.6875 per share. The Company paid a total of $36 million.

On November 4, 2004, the Company declared a quarterly cash dividend of $0.21 per share on the Company’s common stock. The dividend is payable December 3, 2004 to common stockholders of record on November 16, 2004.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.

Minimum Pension Liability

In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers’ Accounting for Pensions, the Company expects to record an additional minimum pension liability adjustment at December 31, 2004. Based on September 30, 2004 pension values, the approximate effect of this non-cash adjustment would be to increase the pension liability by approximately $0 to $30 million, with a corresponding charge to equity, net of taxes of approximately $0 to $20 million. The direct charge to stockholders’ equity would not affect net income, but would be included in other comprehensive income. The Company believes that its pension plan has the appropriate long-term investment strategy and the Company’s liquidity position is expected to remain strong.

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

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. This model estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition at September 30, 2004 as they represent hypothetical, not realized losses. The following table indicates the calculated amounts for the nine months ended September 30, (in millions):

	2004		2003
	Nine		Nine
	Month	September 30,	Month	September 30,	Confidence
	Average	2004	Average	2003	Level
Interest rates	$12.3	$11.3	$22.4	$21.1	95%
Foreign exchange	$2.3	$1.6	$1.2	$1.1	95%

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

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 6. Exhibits

11	Statement of Computation of Earnings per Share of Common Stock.

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: November 9, 2004	/s/ J. Patrick Robinson
J. Patrick Robinson
Vice President – Chief Financial Officer