Form 10-K
period 2004-12-31
NEWELL RUBBERMAID INC
filed 2005-03-03
CIK 814453

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004	COMMISSION FILE NUMBER 1-9608

NEWELL RUBBERMAID INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of Incorporation or organization)	36-3514169 (I.R.S. Employer Identification No.)

10 B Glenlake Parkway, Suite 600 Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)

Registrant’s telephone number, including area code: (770) 670-2232

Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $1 par value per share, and associated	New York Stock Exchange
Common Stock Purchase Rights	Chicago Stock Exchange

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
Yes ☒ No ☐

There were 274.8 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2005. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2004) beneficially owned by non-affiliates of the Registrant was approximately $6,369.8 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 11, 2005.

PART I

ITEM 1. BUSINESS

“Newell” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly owned subsidiaries, as the context requires.

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

GENERAL

The Company is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including department/specialty stores and warehouse clubs, home centers and hardware stores, and office superstores and contract stationers. The Company’s basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company’s multi-product offering consists of name-brand consumer products in five business segments: Cleaning & Organization; Office Products; Tools & Hardware; Home Fashions; and Other. The Company’s financial objectives are to achieve above-average sales and earnings per share growth, maintain a superior return on investment and maintain a conservative level of debt.

The Company’s six transformational strategic initiatives are as follows: Productivity, Streamlining, New Product Development, Marketing, Strategic Account Management, and Collaboration.

Productivity is the initiative to reduce the cost of manufacturing a product by at least five percent per year in order to become the best-cost supplier. Streamlining is the commitment to reduce non-value added costs and cut out excess layers. New Product Development represents the commitment to develop and introduce cutting-edge, innovative new products to the market and develop best-cost products to meet end-user needs. The Marketing initiative represents the Company’s commitment to transform from a “push” to “pull” marketing organization, focusing on the end-user. The Strategic Account Management initiative represents the Company’s program to allocate resources to those strategic retailers the Company believes will continue to grow in the future. Collaboration is the Company’s initiative for the divisional operating units to work together and maximize economies of scale and the use of best practices.

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

BUSINESS SEGMENTS

The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products

Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, industrial tool accessories, manual paint applicators, cabinet and window hardware, propane torches
Home Fashions	Drapery houseware, window treatments

Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, glassware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers

During 2004, the Company divested several businesses in the Home Fashions and Other operating segments. Please refer to Footnote 2 to the Consolidated Financial Statements for additional information.

CLEANING & ORGANIZATION

The Company’s Cleaning & Organization segment is conducted by the Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Commercial Products, Rubbermaid Europe, Rubbermaid Canada, and Rubbermaid Asia Pacific divisions. These divisions design, manufacture or source, package and distribute indoor and outdoor organization, home storage, food storage and cleaning products.

Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Commercial Products, Rubbermaid Europe, Rubbermaid Canada, and Rubbermaid Asia Pacific primarily sell their products under the Rubbermaid®, Brute®, Roughneck®, TakeAlongs®, Curver®, Blue Ice® and Stain Shield® trademarks.

Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Europe, Rubbermaid Canada, and Rubbermaid Asia Pacific market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores and hardware distributors, as well as regional direct sales representatives and market-specific sales managers. Rubbermaid Commercial Products markets its products directly and through distributors to commercial channels and home centers using a direct sales force.

OFFICE PRODUCTS

The Company’s Office Products segment is conducted by the divisions of Sanford North America, Sanford Europe, Sanford Latin America and Sanford Asia Pacific. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, office products, and art supplies. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford Europe, Latin America and Asia Pacific primarily design and manufacture, package and distribute ballpoint pens, wood-cased pencils, roller ball pens and art supplies for the retail and distributor markets.

Office Products primarily sells its products under the trademarks Sanford®, Sharpie®, Paper Mate®, Parker®, Waterman®, Eberhard Faber®, Berol®, Grumbacher®, Reynolds®, rotring®, uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo®, Accent®, Vis-à-Vis®, Expresso®, Liquid Paper®, Mongol®, Foohy™, Prismacolor®, Eldon®, and Sensa®.

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

TOOLS & HARDWARE

The Company’s Tools & Hardware segment is conducted by the following divisions: IRWIN North America Power Tools & Accessories, IRWIN North America Hand Tools, IRWIN Latin America, IRWIN Europe and Asia Pacific, LENOX, BernzOmatic, Shur-Line and Amerock. IRWIN North America Power Tools & Accessories, IRWIN North America Hand Tools, IRWIN Latin America, IRWIN Europe and Asia Pacific and LENOX manufacture and source, package and distribute hand tools and power tool accessories. BernzOmatic manufactures and sources, packages and distributes propane torches and accessories. Shur-Line manufactures and distributes manual paint applicator products. Amerock manufactures or sources, packages and distributes cabinet hardware for the retail and O.E.M. marketplace and window and door hardware for window and door manufacturers.

IRWIN North America Power Tools & Accessories, IRWIN North America Hand Tools, IRWIN Latin America and IRWIN Europe and Asia Pacific primarily sell their products under the trademarks IRWIN®, Vise-Grip®, Marathon®, Twill®, Hanson®, Speedbor®, Jack®, Quick-Grip®, Chesco®, Unibit®, Record®, Marples®, and Strait-Line®. LENOX primarily sells its products under the LENOX® brand. BernzOmatic primarily sells its products under the BernzOmatic® trademark. Shur-Line primarily sells its products under the trademarks Shur-Line® and Rubbermaid®. Amerock primarily sells its products under the trademarks Amerock®, Allison® and Ashland®.

IRWIN North America Power Tools & Accessories, IRWIN North America Hand Tools, IRWIN Latin America, IRWIN Europe and Asia Pacific, LENOX, BernzOmatic, Shur-Line and Amerock market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers, using a network of manufacturers’ representatives, as well as regional account and market-specific sales managers.

HOME FASHIONS

The Company’s Home Fashions segment is conducted by the divisions of Levolor/Kirsch, Home Décor Europe and Swish UK. Levolor/Kirsch primarily designs, manufactures or sources, packages and distributes drapery hardware, custom and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades for the retail marketplace. Levolor/Kirsch also produces window treatment components for custom window treatment fabricators. Home Décor Europe primarily designs, manufactures, packages and distributes drapery hardware and made-to-order window treatments for the European retail marketplace. Swish UK is a manufacturer and marketer of shelving and storage products, cabinet hardware and functional trims. Swish UK also produces window treatment components for custom window treatment fabricators.

Levolor/Kirsch primarily sells its products under the trademarks Levolor®, Newell®, and Kirsch®. Home Décor Europe and Swish UK primarily sell their products under the trademarks Swish®, Nenplas®, Homelux®, Gardinia®, Caroline® and Kirsch®.

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

OTHER

The Company’s Other segment is conducted by the following divisions: Calphalon, Cookware Europe, Little Tikes, Graco, and Goody. Calphalon primarily designs manufactures or sources, packages and distributes aluminum and steel cookware. Cookware Europe primarily designs, manufactures, packages and distributes glass products. These products include glass ovenware, servingware, cookware and dinnerware products. Cookware Europe also produces glass components for appliance manufacturers, and its products are marketed primarily in Europe, the Middle East and Africa. The Little Tikes and Graco businesses design, manufacture or source, package and distribute infant and juvenile products such as toys, high chairs, car seats, strollers, play yards and ride-ons. Goody designs, manufactures or sources, packages and distributes hair care accessories.

Calphalon primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, and Calphalon®One™. Cookware Europe’s products are sold primarily under the trademarks Pyrex®, (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only), Pyroflam® and Vitri®. Little Tikes and Graco primarily sell their products under the Little Tikes®, Graco® and Century® trademarks. Goody markets its products primarily under the Goody® and Ace® trademarks.

Calphalon markets its products directly to department/specialty stores and warehouse clubs using regional-zone and market-specific sales managers. Cookware Europe markets its products to mass merchants, industrial manufacturers and buying groups using a direct sales force and manufacturers’ representatives in some markets. Little Tikes and Graco market their products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, as well as regional direct sales representatives and market-specific sales managers. Goody markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores using a network of manufacturers’ representatives, as well as regional direct sales representatives and market-specific sales managers.

NET SALES BY BUSINESS SEGMENT

The following table sets forth the amounts and percentages of the Company’s net sales for the three years ended December 31, (in millions, except percentages) (including sales of acquired businesses from the time of acquisition and sales of divested businesses through date of sale), for the Company’s five business segments. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14%, 14%, and 12% of consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively, substantially across all divisions. Sales to no other customer exceeded 10% of consolidated net sales. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 20 to the Consolidated Financial Statements.

		% of		% of		% of
	2004	total	2003	total	2002	total

Cleaning & Organization	$1,858.1	27.5%	$2,013.7	29.2%	$1,901.8	29.5%

Office Products	1,686.2	25.0	1,681.2	24.4	1,684.1	26.2

Tools & Hardware	1,218.7	18.1	1,199.7	17.4	783.0	12.2

Home Fashions	906.8	13.4	901.0	13.0	955.7	14.8

Other	1,078.6	16.0	1,103.4	16.0	1,112.3	17.3

Total Company	$6,748.4	100.0%	$6,899.0	100.0%	$6,436.9	100.0%

GROWTH STRATEGY

The Company’s growth strategy emphasizes internal growth and acquisitions.

Internal Growth

The Company focuses on internal growth principally by introducing new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers’ international expansion. Internal growth is defined by the Company as growth from its “core businesses,” which include continuing businesses owned more than one year and minor acquisitions.

Acquisition Strategy

The Company supplements internal growth by acquiring businesses with prominent consumer-focused, retail brands and improving the profitability of such businesses through the implementation of the Company’s strategic initiatives. Other strategic criteria for an acquisition include the Company’s ability to grow the business, its importance to key customers, its relationship to existing product lines, its function as a low-cost source of supply, its ability to provide the Company with an entrance into a new market, and the extent to which the Company can improve operational efficiency through shared resources. In addition, the Company will consider the business’ actual and potential impact on the Company’s operating performance. The Company did not invest in significant acquisitions during 2004, as its priority was the reduction of debt. During 2005, the Company intends to pursue acquisition opportunities to complement internal growth. See Footnote 3 to the Consolidated Financial Statements for a description of 2003 and 2002 transactions.

Selective Globalization

The Company is pursuing selective international opportunities to further its internal growth and acquisition objectives. The growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Asia, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company’s domestic customers whose businesses are growing internationally. The Company had sales outside the U.S. of approximately 32%, 31%, and 29% of total sales in 2004, 2003, and 2002, respectively.

DIVESTITURE AND PRODUCT LINE RATIONALIZATION

The Company’s divestiture and product line rationalization strategy emphasizes the divestiture of businesses and product offerings that do not meet the Company’s long-term strategic goals and objectives.

The Company consistently reviews its businesses and product offerings, assesses their strategic fit and seeks opportunities to divest of non-strategic businesses. The criteria used by the Company in assessing the strategic fit include: the ability to increase sales for the business; its importance to key customers; its relationship with existing product lines; its impact to the market; and the business’ actual and potential impact on the operating performance of the Company.

The priority is to divest non-core businesses at reasonable valuations. See Footnotes 2 and 22 to the Consolidated Financial Statements for a description of divestitures and discontinued operations.

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

The deployment of Newell Operational Excellence (Newell OPEX) throughout the Company’s manufacturing network is aimed to deliver the Company’s productivity targets. Newell OPEX is a methodical process focused on lean manufacturing that includes installing the right manufacturing and distribution metrics and driving improvements quarter after quarter. In addition to the cost reductions, other key components of Newell OPEX are improved quality and service levels and the reduction of inventory lead times.

Streamlining

The streamlining initiative represents the Company’s commitment and focus on reducing non-value added activities and excess layers within the organization. The Company’s goal is to use the savings generated from streamlining to fund marketing and other key initiatives. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally.

New Product Development

The Company’s goal is to become the leader in introducing cutting-edge, innovative and patented new products to the marketplace. The Company seeks to employ the best and brightest new product engineers in order to achieve this goal through the implementation and execution of a world-class product development process. Excellence in new product development will enhance brand image and help drive internal sales growth.

In 2004, new products launched by the Company included: Sharpie® RT, a retractable permanent marker that allows easy one-handed operation with no cap to lose; LENOX® Gold™, a utility knife that features bi-metal technology and a titanium nitride coating for enhanced durability and performance; Calphalon® One™ Infused Anodized and Calphalon® One™ Nonstick, lines of gourmet cookware featuring proprietary technology. Calphalon® One™ Infused Anodized features an exclusive hybrid cooking surface in which advance release polymers are infused into the hard-anodized aluminum surface, delivering the benefits of traditional cookware with the benefits of a controlled release surface. Calphalon® One™ Nonstick features an innovative cooking surface engineered with a proprietary matrix of four interlocking nonstick layers which results in superior food release and unmatched durability.

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

The Company is committed to selective media advertising, including national television advertising where appropriate, in order to increase brand awareness among end-users of the product. In 2004, Sharpie® permanent markers and IRWIN® Industrial Tools were sponsors of Kurt Busch and the #97 Sharpie car, winner of the 2004 NASCAR NEXTEL Cup Championship, and sponsored the Sharpie® 500 NASCAR race in Bristol, TN.

Customer service also involves customer contact with top-level decision makers at the Company’s divisions. As part of its decentralized structure, the Company’s division presidents are the chief marketing officers of their product lines and communicate directly with customers. This structure permits early recognition of market trends and timely response to customer problems.

The marketing effort focuses largely on an extensive grass roots marketing campaign, highlighted by the Phoenix Program. This program is an action-oriented field sales force consisting of recent university graduates. The team works in the field, primarily within our Strategic Account structure, performing in-store product demonstrations, event marketing, on-shelf merchandising, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Strategic Account Management Program, to maximize shelf space potential.

Strategic Account Management

The Strategic Account Management Program is the Company’s sales and marketing approach that focuses growth efforts on strategic accounts with high long-term growth potential. Separate sales organizations have been established to more effectively manage the relationship at the largest strategic accounts. As part of this program, the Company established President level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with “one face” to enhance the Company’s response time, understand the customer’s needs and support the best possible customer relationship.

Collaboration

Collaboration represents the Company’s focus on benefiting from the sharing of best practices and the reduction of costs achieved through economies of scale. For example, functions, such as purchasing and distribution and transportation, have been centralized to increase buying power across the Company.

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

Customer Service

The Company believes that one of the primary ways it distinguishes itself from its competitors is through customer service. The Company’s ability to provide superior customer service is a result of its information technology, marketing and merchandising programs designed to enhance the sales and profitability of its customers and provide consistent on-time delivery of its products.

On-Time Delivery

A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. A growing trend among retailers is to purchase on a “just-in-time” basis in order to reduce inventory costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer-buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through investments in improved forecasting systems, more responsive manufacturing and distribution capabilities and electronic communications. The Company manufactures the majority of its products and has extensive experience in high-volume, cost-effective manufacturing. The high-volume nature of its manufacturing processes and the relatively consistent demand for its products enable the Company to ship most products directly from its factories without the need for independent warehousing and distribution centers.

Foreign Operations

Information regarding the Company’s 2004, 2003 and 2002 foreign operations and financial information by geographic area are included in Footnote 20 to the Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Exhibit 99.1 to this report and is incorporated by reference herein.

Raw Materials

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require significant purchases of resin and steel. The Company has experienced inflation in these raw materials and expects such inflation pressures to continue in 2005. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

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

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s largest registered trademarks are under the “Rubbermaid®”, “Sharpie®”, and “Paper Mate®” brand names.

Customers / Competition

The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers, many of which have strong negotiating power with suppliers. This environment significantly limits the Company’s ability to recover cost increases through selling prices.

Other trends among retailers are to foster high levels of competition among suppliers, to demand that manufacturers supply innovative new products and to require suppliers to maintain or reduce product prices and deliver products with shorter lead times. Another trend, in the absence of a strong new product development effort or strong end-user brands, is for the retailer to import generic products directly from foreign sources. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well established.

The Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company’s largest customer, Wal*Mart (which includes Sam’s Club), accounted for approximately 14% of net sales in 2004, substantially across all divisions. The Company’s top ten customers included (in alphabetical order): Ace Hardware, Lowe’s, Office Depot, Office Max, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal*Mart.

The Company’s other principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including industry leading information technology, innovative “good-better-best” marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, and experienced management.

Environmental Matters

Information regarding the Company’s environmental matters is included in Management’s Discussion and Analysis section of this report and in Footnote 21 to the Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

Information regarding the Company’s research and development costs for each of the past three fiscal years is included in Footnote 1 to the Consolidated Financial Statements and is incorporated by reference herein.

Employees

As of December 31, 2004, the Company had approximately 31,100 employees worldwide, of whom approximately 4,500 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.

ITEM 2. PROPERTIES

The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Cleaning & Organization; Office Products; Tools & Hardware; Home Fashions; and Other. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of our products. The Company also maintains sales offices throughout the United States and the world. The corporate offices are located in leased space in Atlanta, Georgia. Most of the idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company’s properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

CLEANING & ORGANIZATION
	Mexico	Cadereyta	L	Commercial Products
	TN	Cleveland	O	Commercial Products 2 facilities
	VA	Winchester	O/L	Commercial Products 2 facilities
	AZ	Phoenix	O	Home Products
	Germany	Dreieich	L	Home Products
	Hungary	Ebes	O	Home Products
	IA	Centerville	O/L	Home Products 2 facilities
	Mexico	Tultitlan	O	Home Products
	Netherlands	Brunssum	L	Home Products
	Netherlands	Goirle	O	Home Products
	OH	Mogadore	L	Home Products
	OH	Canton	O	Home Products
	OH	Wooster	L	Home Products
	Canada	Mississauga	O	Home Products
	Canada	Calgary	L	Home Products
	Poland	Slupsk	O	Home Products
	Spain	Zaragoza	O	Home Products
	TX	Greenville	O	Home Products
	TX	Wills Point	L	Home Products
	Luxembourg	Neidercorn	O	Home Products
	KS	Winfield	O/L	Home Products 2 facilities
	MO	Jackson	O	Home Storage Systems
	Canada	Watford	L	Home Storage Systems
OFFICE PRODUCTS
	CA	Santa Monica	L	Writing Instruments
	IL	Bellwood	O/L	Writing Instruments 3 facilities
	TN	Lewisburg	O	Writing Instruments
	TN	Shelbyville	O	Writing Instruments 2 facilities
	WI	Janesville	L	Writing Instruments
	Canada	Oakville	L	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	France	St. Herblain	O	Writing Instruments
	France	Valence	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Germany	Baden-Baden	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	Mexico	Tlalnepantla	O	Writing Instruments
	UK	Newhaven	O	Writing Instruments
	China	Dongguan	L	Writing Instruments
	China	Shanghai	L	Writing Instruments

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

	Venezuela	Maracay	O	Writing Instruments
	TN	Maryville	O	Office & Storage Organizers
	WI	Madison	O	Office & Storage
TOOLS & HARDWARE
	WI	Milwaukee	O	Paint Applicators
	China	Shanghai	O	Paint Applicators
	NY	Medina	O	Propane/Oxygen Hand Torches
	IL	Rockford	O	Hardware
	TN	Memphis	L	Small Hardware
	IN	Lowell	O	Window Hardware
	NE	DeWitt	O	Tools
	MA	East Longmeadow	O	Tools
	ME	Gorham	O	Tools
	OH	Wilmington	O	Tools
	NC	Huntersville	L	Tools
	Australia	Auburn	L	Tools
	Australia	Scoresby	L	Tools
	Canada	Cambridge	L	Tools
	New Zealand	Auckland	L	Tools
	New Zealand	Wellsford	O	Tools
	Poland	Brodnica	O	Tools
	Brazil	Sao Paulo	O	Tools 2 facilities
	Brazil	Carlos Bobos	O	Tools
	Denmark	Asnaes	O	Tools
	Denmark	Copenhagen	O	Tools
	Denmark	Thisted	O	Tools
	UK	Sheffield	O	Tools
	Netherlands	Helmond	O	Tools
	Germany	Munich	L	Tools
	Mexico	Monterrey	L	Hardware
	Canada	Woodbridge	L	Hardware
	India	Grajarat	O	Tools
HOME FASHIONS
	Mexico	Ciudad Juarez	L	Window Treatments
	Mexico	Agua Prieta	L	Window Treatments 3 facilities
	Mexico	Esqueda	L	Window Treatments
	AZ	Douglas	L	Window Treatments
	Canada	Calgary	L	Window Treatments
	Canada	Toronto	L	Window Treatments
	Denmark	Hornum	O	Window Treatments
	France	Feuquieres-en-Vimeu	O	Window Treatments
	France	Tremblay-les-Village	O	Window Treatments
	France	La Boissellerie	O	Window Treatments
	Germany	Borken	L	Window Treatments
	Germany	Isny	O	Window Treatments
	IL	Freeport	O	Window Treatments
	Italy	Como	O	Window Treatments
	NC	High Point	L	Window Treatments
	Sweden	Anderstorp	O	Window Treatments
	Sweden	Malmo	O	Window Treatments
	UK	Ashbourne	O	Window Treatments
	UK	Tamworth	O	Window Treatments
	UK	Fradley	L	Window Treatments

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

	Portugal	Porto	L	Window Treatments
	UT	Ogden	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
	Poland	Wrowclaw	O	Window Treatments
OTHER
	OH	Perrysburg	O	Cookware
	UK	Sunderland	O	Glassware & Bakeware
	France	Chateauroux	O	Glassware & Bakeware
	CA	San Bernadino	L	Infant Products
	OH	Macedonia	O	Infant Products
	PA	Elverson	O	Infant Products
	PA	Exton	L	Infant Products
	PA	Chester Springs	L	Infant Products
	Mexico	Piedras Negras	L	Infant Products
	OH	Hudson	O	Juvenile Products
	GA	Manchester	O	Hair Accessories
	GA	Columbus	O	Hair Accessories 2 facilities
	GA	Atlanta	L	Hair Accessories

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 21 to the Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2004.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position With The Company

Joseph Galli, Jr.	46	President and Chief Executive Officer
James J. Roberts	46	President and Chief Operating Officer, Rubbermaid/IRWIN Group
Timothy J. Jahnke	45	President, Home & Family Products Group
Steven G. Marton	48	President, Office Products Group
J. Patrick Robinson	49	Vice President — Chief Financial Officer
Dale L. Matschullat	59	Vice President — General Counsel and Corporate Secretary
Hartley D. Blaha	39	President — Corporate Development
James M. Sweet	52	Vice President — Human Resources
Raymond J. Johnson	49	President — Global Manufacturing and Supply Chain

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

James J. Roberts has been President and Chief Operating Officer of the Rubbermaid/IRWIN Group since September 2003. Prior thereto, he was Group President of the Company’s IRWIN business segment from April 2001 until August 2003. From September 2000 until March 2001, he served as President - Worldwide Hand Tools and Hardware at Stanley Works (a supplier of tools, door systems and related hardware). From July 1981 until September 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President Worldwide Accessories.

Timothy J. Jahnke has been President of the Home & Family Products Group since April 2004. Prior thereto, he was Vice President — Human Resources of the Company from February 2001 to April 2004 and President of the Anchor Hocking Specialty Glass division from June 1999 until February 2001. From 1995 until June 1999, he led the human resources department of the Company’s Sanford division’s worldwide operations.

Steven G. Marton has been President of the Office Products Group since December 2004. From 2000 to December 2004, he was President and Chief Operating Officer of Hill’s Pet Nutrition, a division of Colgate Palmolive. From 1992 until 2000, he held various other executive positions, with significant international experience, in several divisions of Colgate Palmolive, including Colgate Oral Pharmaceuticals.

J. Patrick Robinson has been Vice President — Chief Financial Officer since November 2004. Prior thereto, he was Vice President — Corporate Controller and Chief Financial Officer from June 2003 until October 2004 and Vice President — Controller and Chief Accounting Officer from May 2001 until May 2003. From March 2000 until May 2001, he was Chief Financial Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market). From 1983 until March 2000, he held a variety of financial positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President of Finance, Worldwide Power Tools.

Dale L. Matschullat has been Vice President — General Counsel since January 2001 and Corporate Secretary since August 2003. Prior thereto, he was Vice President-Finance, Chief Financial Officer and General Counsel from January 2000 until January 2001. From 1989 until January 2000, he was Vice President — General Counsel.

Hartley D. Blaha has been President — Corporate Development since February 2005. Prior thereto, he was Vice President — Corporate Development from November 2003 to February 2005. Prior thereto, from 1987 to 2003 he held a variety of positions within the Investment Banking Division of Lehman Brothers Inc. (a global investment bank), culminating as Managing Director, Mergers and Acquisitions.

James M. Sweet has been Vice President — Human Resources since May 2004. Prior thereto, he was Group Vice President — Human Resources for the Sharpie/Calphalon Group from January 2004 to April 2004. From 2001 to 2004, he was President of Capital H, Inc., a human resource services company that Mr. Sweet co-founded. From 1999-2001, he was Vice President of Human Resources for the Industrial Automation Systems and Rexnord divisions of Invensys PLC (an industrial manufacturing company). Prior thereto, he held executive human resource positions at Kohler Co., Keystone International and Brady Corp.

Raymond J. Johnson has been President — Global Manufacturing and Supply Chain since February 2005. Prior thereto, he was Group Vice President — Manufacturing for the Rubbermaid/IRWIN Group from November 2003 to February 2005 and for the Office Products Group from June 2004 to February 2005, and was Vice President — Manufacturing for the IRWIN Power Tool Accessories Division from November 2002 to November 2003. From May to November 2002, he was Vice President and General Manager of the General Products Division of Eaton Corporation (a manufacturer of industrial machinery and equipment), and from May 2001 to May 2002, he was General Manager of the Golf Grip Business Unit of Eaton Corporation. From 1999 to May 2001, he was Vice President — Operations of True Temper Sports, Inc. (a manufacturer and marketer of golf shafts). Prior thereto, he was Vice President and General Manager of the Diversified Products Division of Technimark, Inc. (a manufacturer of plastics products for commercial customers) from 1998 to 1999, and held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories) from 1983 to 1998, culminating as Vice President of Operations for North American Power Tools.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2005 there were 21,193 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in The Wall Street Journal) for the calendar periods indicated:

	2004		2003

Quarters	High	Low	High	Low

First	$26.41	$22.15	$32.00	$24.74
Second	25.03	22.19	31.34	27.44
Third	23.60	19.75	29.45	21.17
Fourth	24.27	19.05	24.23	20.27

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

	2004	2003	2002(1)	2001		2000

STATEMENTS OF OPERATIONS DATA
Net sales	$6,748.4	$6,899.0	$6,436.9	$5,926.8		$5,947.3
Cost of products sold	4,857.9	4,961.8	4,608.2	4,313.4		4,462.5

Gross margin	1,890.5	1,937.2	1,828.7	1,613.4		1,484.8
Selling, general and administrative expenses	1,269.8	1,221.5	1,167.2	1,018.8		689.6
Impairment charge	374.0	34.5	—	—		—
Restructuring costs	52.1	184.0	101.8	61.1	(2)	34.7	(3)
Goodwill amortization	—	—	—	46.6		51.9

Operating income	194.6	497.2	559.7	486.9		708.6
Nonoperating expenses:
Interest expense, net	119.3	134.3	132.6	133.6		124.5
Other (income) expense, net	(11.0)	25.6	28.6	21.4		21.7

Net nonoperating expenses	108.3	159.9	161.2	155.0		146.2

Income from continuing operations before income taxes and cumulative effect of accounting change	86.3	337.3	398.5	331.9		562.4
Income taxes	105.4	124.1	133.5	120.9		216.5
(Loss) income before discontinued operations and cumulative effect of accounting change	(19.1)	213.2	265.0	211.0		345.9
(Loss) gain from discontinued operations, net of tax	(97.0)	(259.8)	46.5	53.6		75.7
Cumulative effect of accounting change, net of tax	—	—	(514.9)	—		—

Net (loss) income	($116.1)	($46.6)	($203.4)	$264.6		$421.6

Weighted average shares outstanding:
Basic	274.4	274.1	267.1	266.7		268.4
Diluted	274.4	274.1	268.0	267.0		268.5
Per common share —
Basic —
(Loss) income from continuing operations	($0.07)	$0.78	$0.99	$0.79		$1.29
(Loss) income from discontinued operations	($0.35)	($0.95)	$0.18	$0.20		$0.28

	2004	2003	2002(1)	2001	2000

Cumulative effect of accounting change	$—	$—	($1.93)	$—	$—
Net (loss) income	($0.42)	($0.17)	($0.76)	$0.99	$1.57
Diluted —
(Loss) income from continuing operations	($0.07)	$0.78	$0.99	$0.79	$1.29
(Loss) income from discontinued operations	($0.35)	($0.95)	$0.17	$0.20	$0.28
Cumulative effect of accounting change	$—	$—	($1.92)	$—	$—
Net (loss) income	($0.42)	($0.17)	($0.76)	$0.99	$1.57
Dividends	$0.84	$0.84	$0.84	$0.84	$0.84

BALANCE SHEET DATA
Inventories, net	$972.3	$884.8	$993.4	$890.8	$1,019.6
Working capital (4)	1,141.1	978.2	465.6	316.8	1,329.5
Total assets	6,665.9	7,480.7	7,404.4	7,266.1	7,261.8
Short-term debt	206.9	35.4	449.2	826.6	227.2
Long-term debt, net of current maturities	2,424.3	2,868.6	2,372.1	1,365.0	2,319.6
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	—	500.0	500.0
Stockholders’ equity	1,764.2	2,016.3	2,063.5	2,433.4	2,448.6

(1)	Supplemental data regarding 2004, 2003 and 2002 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)
The 2001 restructuring costs included $34.3 million for costs to exit business activities at facilities, write-down impaired Rubbermaid centralized software, write-off assets associated with abandoned projects and impaired assets and for costs related to discontinued product lines, $23.2 million relating to employee severance and termination benefits and $3.6 million in other costs.

(3)
The 2000 restructuring costs included $6.9 million for costs to exit business activities at facilities, write-down impaired Rubbermaid centralized software, write-off assets associated with abandoned projects and impaired assets and for costs related to discontinued product lines, $25.9 million relating to employee severance and termination benefits and $1.9 million in other costs.

(4)	Working capital is defined as Current Assets less Current Liabilities.

ACQUISITIONS OF BUSINESSES

2004, 2003 and 2002

Information regarding businesses acquired in the last three years is included in Footnote 3 to the Consolidated Financial Statements.

2001

The Company made only minor acquisitions in 2001, for $61.2 million in cash and $0.1 million of assumed debt.

2000

In December 2000, the Company acquired PaperMate/Parker, a Writing Instruments business. The Company paid $635.2 million in cash and assumed debt of $15.0 million for PaperMate/Parker and other minor acquisitions.

QUARTERLY SUMMARIES

Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2004
Net sales	$1,532.3	$1,735.8	$1,671.8	$1,808.5	$6,748.4
Gross margin	409.3	486.4	473.3	521.6	1,890.5
Net income (loss) from continuing operations	34.2	57.6	(235.0)	124.1	(19.1)
(Loss) gain from discontinued operations	(109.1)	3.4	8.6	—	(97.0)
Net (loss) income	($74.9)	$61.0	($226.4)	$124.1	($116.1)
Earnings (loss) per share:
Basic —

Calendar Year	1st	2nd	3rd	4th	Year

Income (loss) from continuing operations	$0.12	$0.21	($0.86)	$0.45	($0.07)
(Loss) income from discontinued operations	($0.39)	$0.01	$0.03	$—	($0.35)
Net (loss) Income per common share	($0.27)	$0.22	($0.83)	$0.45	($0.42)
Diluted —
Income (loss) from continuing operations	$0.12	$0.21	($0.86)	$0.45	($0.07)
(Loss) income from discontinued operations	($0.39)	$0.01	$0.03	$—	($0.35)
Net (loss) income per common share	($0.27)	$0.22	($0.83)	$0.45	($0.42)
2003
Net sales	$1,547.6	$1,795.3	$1,729.1	$1,827.0	$6,899.0
Gross margin	430.2	525.0	491.8	490.2	1,937.2
Net income from continuing operations	41.4	82.0	85.5	4.4	213.2
Loss from discontinued operations	(25.4)	(8.2)	(10.3)	(216.0)	(259.8)
Net income (loss)	$16.0	$73.8	$75.2	($211.6)	($46.6)
Earnings (loss) per share:
Basic —
Income from continuing operations	$0.15	$0.30	$0.31	$0.02	$0.78
Loss from discontinued operations	($0.09)	($0.03)	($0.04)	($0.79)	($0.95)
Net income (loss) per common share	$0.06	$0.27	$0.27	($0.77)	($0.17)
Diluted —
Income from continuing operations	$0.15	$0.30	$0.31	$0.02	$0.78
Loss from discontinued operations	($0.09)	($0.03)	($0.04)	($0.79)	($0.95)
Net income (loss) per common share	$0.06	$0.27	$0.27	($0.77)	($0.17)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying Consolidated Financial Statements. It includes the following sections:

•	Executive Overview

•	Consolidated Results of Operations

•	Business Segment Operating Results

•	Liquidity and Capital Resources

•	Pension Liability

•	Resolution of Income Tax Contingency

•	Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

•	Critical Accounting Policies

•	Recent Accounting Pronouncements

•	International Operations

•	Forward Looking Statements

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

Segment	Description of Products

Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, industrial tool accessories, manual paint applicators, cabinet and window hardware, propane torches
Home Fashions	Drapery houseware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, glassware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers

2004 Overview:

In 2004, management was focused on the following key objectives:

1.	Continue to divest non-strategic businesses.
2.	Complete the 2001 restructuring plan.
3.	Continue to rationalize low-margin product lines.
4.	Deploy Newell Operational Excellence (Newell OPEX).

The following section details the Company’s performance in each of its 2004 objectives:

Divestiture of Nonstrategic Businesses

In 2004, the Company completed its previously announced divestiture program, divesting several nonstrategic businesses as follows:

On January 31, 2004, the Company completed the sale of its Panex Brazilian low-end cookware division (previously reported in the Other operating segment) and European picture frames businesses (previously reported in the Home Fashions operating segment).

On April 13, 2004, the Company sold substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement and final adjustments relating to the transaction, the Company retained the accounts receivable of the businesses of $76.6 million, and total proceeds, including the retained receivables, as a result of the transaction were $304 million. The Burnes picture frame business was previously reported in the Home Fashions operating segment, while the Anchor Hocking and Mirro businesses were previously reported in the Other operating segment.

On July 1, 2004, the Company completed the sale of Little Tikes Commercial Playground Systems Inc. (“LTCPS”) business. LTCPS was previously reported in the Other operating segment, as a unit of the Company’s Little Tikes division. The Company retained the consumer portion of its Little Tikes division.

The results of the businesses above are reported in discontinued operations for all periods presented. See Footnote 2 to the Consolidated Financial Statements for additional information.

On January 12, 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. The Curver business manufactures and markets plastic products for home storage and garage organization, food storage, laundry, bath, cleaning, closet organization and refuse removal in various countries in Europe. The Company’s European commercial products and other European businesses will not be affected by the intended sale. In connection with this intended transaction, the Company expects to record a total non-cash loss related to the sale of approximately $75 to $95 million in the first and second quarters of 2005. The Curver business had 2004 sales of approximately $150 million. The Curver business is included in the Cleaning & Organization segment, but will be reclassified to discontinued operations in the first quarter of 2005. See Footnote 22 to the Consolidated Financial Statements for additional information.

Restructuring

In 2004, the Company completed the accounting charges associated with its strategic restructuring plan (the “Plan”) announced on May 3, 2001. The specific objectives of the Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $461.7 million in restructuring charges under the Plan, including $84.2 million on discontinued operations. In addition to the restructuring activities outlined under the Plan, the Company recorded a fourth quarter charge of $4.2 million, primarily related to the closure of one additional facility in the Other segment not contemplated under the Plan. See Footnote 4 to the Consolidated Financial Statements for additional details.

Rationalization of Low-Margin Product Lines

In 2004, the Company exited approximately $275 million of low-margin product lines, principally in the Rubbermaid Home Products, Eldon Office Products and Swish UK businesses.

The Company continuously reviews its entire product line portfolio and evaluates their long-term strategic fit within the overall corporate strategy. The Company considers factors such as raw material inflation and pricing elasticity in its review of these product lines. Product line rationalization is expected to continue in 2005 with further exits planned in Rubbermaid Home Products, Graco, Swish UK and Office Products businesses. Refer to the Company’s 2005 priorities, listed below, for additional information.

Newell OPEX / Productivity

The Company’s 2004 productivity initiatives, driven by the deployment of Newell OPEX, generated gross productivity of $123 million for the year and offset raw material inflation of $116 million. Significant opportunity remains for the Company in 2005, especially in the Office Products segment. The continued focus on implementing Newell OPEX should allow the Company to deliver productivity savings, thereby delivering long-term gross margin expansion, despite raw material inflation. In addition, the Company has placed further emphasis on capital spending discipline, specifically in the Company’s Rubbermaid Home Products business. Overall capital expenditures decreased to $121.9 million in 2004, from $300 million and $252.1 million in 2003 and 2002, respectively.

2005 Priorities:

In 2005, management is focused on the following key objectives:

1.
Strengthen/Broaden Portfolio: The Company regularly evaluates its current portfolio and assesses whether strategic partnerships and/or acquisitions are beneficial to the Company’s long-term strategy, as well as identifying businesses or product lines that no longer fit within the Company’s strategic plan. Periodically, the Company supplements internal growth by acquiring businesses with prominent consumer-focused, retail brands and improving the profitability of such businesses through the implementation of the Company’s strategic initiatives. Other strategic criteria for an acquisition include the Company’s ability to grow the business, its importance to key customers, its relationship to existing product lines, its function as a low-cost source of supply, its ability to provide the Company with an entrance into a new market, and the extent to which the Company can improve operational efficiency through shared resources. In addition, the Company will consider the business’ actual and potential impact on the operating performance of the Company’s Group at issue. The Company did not make significant acquisitions during 2004, as the priority was the reduction of debt. During 2005, the Company intends to pursue acquisition opportunities to complement internal growth. In addition to adding businesses or product lines to the Company’s current portfolio, the Company continues to rationalize low margin product lines that do not fit within the

Company’s strategic plan. In 2005, the Company plans to exit approximately $200 million in low margin product lines in the Rubbermaid Home Products, Graco, Swish UK, and Office Products businesses.

2.
Invest in High Margin Businesses: The Company continues to focus significant resources on enhancing its new product development pipeline, as well as strengthening the Company’s numerous brands through targeted advertising. The Company believes that the introduction of innovative new products coupled with strong brands will improve the Company’s profit margin by creating demand from its end user. In 2005, the Company intends to make additional investments in SG&A of about $40 million, (primarily in the office products and tools & hardware segments), which will be partially offset by the positive impact of the U.S. pension curtailment (discussed in Footnote 13 to the Consolidated Financial Statements). The net impact is an expected increase in SG&A of about $20 million.

3.
Address Raw Material Inflation: The Company has several businesses that are significantly impacted by commodity inflation. The Company has historically combated these cost increases through organic productivity initiatives. However, due to the continued inflation pressure within several of its core commodity purchases, the Company has implemented price increases to offset a portion of the increased costs. For 2005, the Company has estimated raw material inflation of approximately $170 million and expects pricing increases to contribute approximately $100 million in 2005.

4.
Reduce Manufacturing Overhead: The Company is committed to reducing its manufacturing costs by at least five percent annually. As a result of the recent divestiture and product line rationalization programs, the Company is focusing on reengineering its manufacturing overhead structure to accommodate its current manufacturing base. In connection with this goal, the Company is committed to deploying and implementing Newell OPEX. Significant opportunity remains for the Company in 2005, especially in the Office Products segment. The continued focus on implementing Newell OPEX is expected to allow the Company to deliver productivity savings, thereby delivering long-term gross margin expansion, despite raw material inflation. As part of this strategy, the Company intends to continue to implement its capital spending discipline throughout the organization and expects to spend $125 to $150 million in 2005.

Consolidated Results of Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the years ended December 31, (in millions, except percentages):

	2004		2003		2002

Net sales	$6,748.4	100.0%	$6,899.0	100.0%	$6,436.9	100.0%
Cost of products sold	4,857.9	72.0	4,961.8	71.9	4,608.2	71.6

Gross margin	1,890.5	28.0	1,937.2	28.1	1,828.7	28.4
Selling, general and administrative expenses	1,269.8	18.8	1,221.5	17.7	1,167.2	18.1
Impairment charge	374.0	5.5	34.5	0.5	—	—
Restructuring costs	52.1	0.8	184.0	2.7	101.8	1.6

Operating income	194.6	2.9	497.2	7.2	559.7	8.7
Nonoperating expenses:
Interest expense, net	119.3	1.8	134.3	1.9	132.6	2.1
Other (income) expense, net	(11.0)	(0.2)	25.6	0.4	28.6	0.4

Net nonoperating expenses	108.3	1.6	159.9	2.3	161.2	2.5

Income from continuing operations before income taxes and cumulative effect of accounting change	86.3	1.3	337.3	4.9	398.5	6.2
Income taxes	105.4	1.6	124.1	1.8	133.5	2.1

Net (loss) income before discontinued operations and cumulative effect of accounting change	(19.1)	(0.3)	213.2	3.1	265.0	4.1
(Loss) gain from discontinued operations, net of tax	(97.0)	(1.4)	(259.8)	(3.8)	46.5	0.7
Cumulative effect of accounting change, net of tax	—	—	—	—	(514.9)	(8.0)

Net loss	($116.1)	(1.7)%	($46.6)	(0.7)%	($203.4)	(3.2)%

Results of Operations — 2004 vs. 2003

Net sales decreased $150.6 million, or 2.2%, in 2004. The decrease resulted primarily from product line rationalization of approximately $275 million, or 4.0%, unfavorable pricing of $3 million, or 0.1%, the disposal of the Cosmolab business which had $10 million in sales in 2003, and core sales decline of $22 million, or 0.2%, partially offset by favorable foreign currency translation of $160 million, or 2.3%, for the period.

Gross margin, as a percentage of net sales, in 2004 was 28.0%, or $1,890.5 million, versus 28.1%, or $1,937.2 million, in 2003. The decline in gross margin is primarily related to raw material inflation of $116 million and unfavorable pricing of $3 million, partially offset by favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products business, and net productivity and other savings of $57 million.

Selling, general and administrative expenses (SG&A) were 18.8% of net sales, or $1,269.8 million in 2004, versus 17.7%, or $1,221.5 million, in 2003. The increase in SG&A reflects a foreign currency impact of $44 million and pension cost increases of $16 million. All other SG&A was down $12 million with strategic investments more than offset by streamlining initiatives.

The Company recorded non-cash pretax impairment charges of $374.0 million in 2004 versus $34.5 million in 2003. These charges were required to write down certain assets to fair value. See Footnote 18 to the Consolidated Financial Statements for additional information.

The Company recorded pre-tax strategic restructuring costs of $52.1 million ($35.9 million after tax) and $184.0 million ($124.4 million after tax) for 2004 and 2003, respectively. The 2004 pre-tax charge included $44.6 million of facility and other exit costs, $8.1 million of employee severance and termination benefits, and ($0.6) million of income resulting from a change in estimate in other restructuring costs. The 2003 pre-tax charge included $82.8 million of facility and other exit costs, $75.7 million of employee severance and termination benefits and $25.5 million of exited contractual commitments and other restructuring costs. See Footnote 4 to the Consolidated Financial Statements for further information on the strategic restructuring plan.

Operating income in 2004 was 2.9% of net sales, or $194.6 million, versus 7.2% of net sales, or $497.2 million, in 2003. The decrease in operating income is the result of the factors described above.

Net nonoperating expenses for 2004 were 1.6% of net sales, or $108.3 million, versus 2.3%, or $159.9 million, for 2003. In 2003, the Company recognized a $30.4 million non-cash pre-tax loss on the sale of its Cosmolab and Photo Fashions businesses. Net interest expense decreased $15.0 million for 2004 compared to 2003 primarily as a result of lower average debt outstanding, partially offset by increased interest rates. See Footnote 19 to the Consolidated Financial Statements for further information.

Income from continuing operations before income taxes and cumulative effect of accounting change for 2004 was $86.3 million, compared to $337.3 million for 2003. The decrease relates to the factors described above.

The effective tax rate was 122.1% for the year ended 2004 versus 36.8% for the year ended 2003. The change in the effective tax rate is primarily related to the non-deductibility associated with a portion of the Company’s $374.0 million impairment charge. See Footnotes 17 and 18 to the Consolidated Financial Statements for further information.

Net (loss)/income before discontinued operations and cumulative effect of accounting change was ($19.1) million in 2004 versus $213.2 million in 2003. Diluted (loss)/earnings per share from continuing operations was ($0.07) for 2004 compared to $0.78 for 2003.

Loss from discontinued operations, net of tax was $97.0 million in 2004 versus $259.8 million in 2003. Diluted loss per share from discontinued operations was $0.35 for 2004 compared to $0.95 for 2003. See Footnote 2 to the Consolidated Financial Statements for additional information.

Net loss for 2004 was $116.1 million compared to $46.6 million in 2003. Basic and diluted loss per share in 2004 was $0.42 versus $0.17 in 2003. The increase in net loss and loss per share was primarily due to the impairment charge recorded in 2004, partially offset by a decrease in the loss recognized from discontinued operations. See Footnotes 2 and 18 to the Consolidated Financial Statements for additional information.

Results of Operations — 2003 vs. 2002

Net sales increased $462.1 million, or 7.2%, in 2003. The increase in sales is primarily related to sales from recently acquired businesses of approximately $339.2 million, favorable foreign currency of $217.1 million and core sales growth and other of $70.7 million, partially offset by a decrease of $39.9 million in sales from the Cosmolab business divested in March 2003 and negative pricing of $125.0 million.

Gross margin, as a percentage of net sales, in 2003 was 28.1%, or $1,937.2 million, versus 28.4%, or $1,828.7 million, in 2002. The reduction in gross margin, as a percentage of net sales, is primarily related to unfavorable pricing of $125 million, or 1.9% of net sales, partially offset by net productivity of $105 million, or 1.6% of net sales. Increased resin costs of $75 million negatively impacted gross margin and is included as a reduction in net productivity. The favorable impact of the LENOX acquisition (+0.7 points) was more than offset by unfavorable mix in the remainder of our businesses.

Selling, general and administrative expenses (“SG&A”) were 17.7% of net sales, or $1,221.5 million, in 2003 and 18.1%, or $1,167.2 million, in 2002. The $54.3 million increase in SG&A related primarily to recently acquired businesses of approximately $85 million. All other SG&A was down $31 million with streamlining initiatives of $126 million more than offsetting increases from currency translation, pension and strategic investments.

During the fourth quarter of 2003, the Company recorded an impairment charge of $34.5 million associated with the decision to exit certain product lines. See Footnote 18 to the Consolidated Financial Statements for additional information.

The Company recorded pre-tax strategic restructuring charges of $184.0 million ($124.4 million after tax) and $101.8 million ($67.7 million after tax) in 2003 and 2002, respectively. The 2003 pre-tax charge included $82.8 million of facility and other exit costs, $75.7 million of employee severance and termination benefits, and $25.5 million of exited contractual commitments and other restructuring costs. The 2002 pre-tax charge included $26.0 million of facility and other exit costs, $67.3 million of employee severance and termination benefits, and $8.5 million of exited contractual commitments and other restructuring costs. See Footnote 4 to the Consolidated Financial Statements for further information on the strategic restructuring plan.

Operating income in 2003 was 7.2% of net sales, or $497.2 million, versus 8.7% of net sales, or $559.7 million, in 2002. The decrease in operating income is primarily the result of the factors described above.

Income from continuing operations before income taxes and the cumulative effect of accounting change in 2003 was $337.3 million, a $61.2 million decrease from $398.5 million in 2002. The decrease relates primarily to the factors noted above.

The effective tax rate was 36.8% for the year ended 2003 versus 33.5% in the prior year. The increase in the effective tax rate is primarily related to the utilization in 2002 of foreign net operating losses to offset earnings recorded in foreign tax jurisdictions. See Footnote 17 to the Consolidated Financial Statements for additional information.

Net income before discontinued operations and cumulative effect of accounting change in 2003 was $213.2 million, a $51.8 million decrease from $265.0 million in 2002. Diluted income per share before discontinued operations and cumulative effect of accounting change was $0.78 in 2003 compared to $0.99 in 2002.

(Loss)/gain from discontinued operations, net of tax, was ($259.8) million in 2003 versus $46.5 million in 2002. Diluted (loss)/earnings per share from discontinued operations was ($0.95) for 2003 versus $0.17 for 2002. See Footnote 2 to the Consolidated Financial Statements for additional information.

During the first quarter of 2002, the Company completed the required impairment tests of goodwill and indefinite life intangible assets, which resulted in an impairment charge of $514.9 million, net of tax. See Footnote 1 to the Consolidated Financial Statements for further information on the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and the cumulative effect of accounting change for goodwill.

Net loss for 2003 was $46.6 million compared to $203.4 million in 2002. Basic and diluted loss per share in 2003 was $0.17 versus $0.76 in 2002. The decrease in net loss and loss per share was primarily due to the factors noted above.

Business Segment Operating Results

2004 vs. 2003 Business Segment Operating Results

The Company operates in five general segments:

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2004	2003	% Change

Cleaning & Organization	$1,858.1	$2,013.7	(7.7)%
Office Products	1,686.2	1,681.2	0.3
Tools & Hardware	1,218.7	1,199.7	1.6
Home Fashions	906.8	901.0	0.6
Other	1,078.6	1,103.4	(2.2)

Total Net Sales	$6,748.4	$6,899.0	(2.2)%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2004	2003	% Change

Cleaning & Organization	$90.8	$92.0	(1.3)%
Office Products	261.9	309.6	(15.4)
Tools & Hardware	181.8	179.3	1.4
Home Fashions	33.0	44.4	(25.7)
Other	92.6	120.7	(23.3)
Corporate	(39.4)	(30.3)
Impairment charge	(374.0)	(34.5)
Restructuring costs	(52.1)	(184.0)

Total Operating Income	$194.6	$497.2	(60.9)%

Cleaning & Organization

Net sales for 2004 were $1,858.1 million, a decrease of $155.6 million, or 7.7%, from $2,013.7 million in 2003. The 7.7% sales decrease was driven primarily by a decline in the Rubbermaid Home Products business due to planned low-margin product line rationalizations, partially offset by favorable pricing and increases in core product lines in the Rubbermaid Foodservice, Rubbermaid Commercial, and Rubbermaid Asia Pacific businesses.

Operating income for 2004 was $90.8 million, a decrease of $1.2 million, or 1.3%, from $92.0 million in 2003. The decrease in operating income is primarily the result of higher raw material costs (primarily resin), partially offset by favorable pricing and improvement in Rubbermaid Commercial and Rubbermaid Asia Pacific as a result of sales growth.

Office Products

Net sales for 2004 were $1,686.2 million, an increase of $5.0 million, or 0.3%, from $1,681.2 million in 2003. The increase in net sales primarily resulted from a single-digit increase in the writing instruments business on the strength of new products, largely offset by the exit of low margin resin based products in the Eldon office products business.

Operating income for 2004 was $261.9 million, a decrease of $47.7 million, or 15.4%, from $309.6 million in 2003. The decrease in operating income was driven by restructuring related costs in the European writing instruments business and raw material inflation, primarily in resin costs in the Eldon office products division, partially offset by improvement in the Sanford Latin America and Sanford Asia Pacific businesses.

Tools & Hardware

Net sales for 2004 were $1,218.7 million, an increase of $19.0 million, or 1.6%, from $1,199.7 million in 2003. The increase in net sales was driven by increases in the LENOX and BernzOmatic businesses.

Operating income for 2004 was $181.8 million, an increase of $2.5 million, or 1.4%, from $179.3 million in 2003. The improvement in operating income was generated primarily by productivity savings, sales increases and streamlining initiatives, partially offset by raw material inflation.

Home Fashions

Net sales for 2004 were $906.8 million, an increase of $5.8 million, or 0.6%, from $901.0 million in 2003. The increase in net sales was driven primarily by favorable foreign currency fluctuation, partially offset by planned product line exits in the Swish UK business.

Operating income for 2004 was $33.0 million, a decrease of $11.4 million, or 25.7%, from $44.4 million in 2003. The decrease in operating income is primarily the result of raw material inflation and charges related to the liquidation of certain product lines in the segment.

Other

Net sales for 2004 were $1,078.6 million, a decrease of $24.8 million, or 2.2%, from $1,103.4 million in 2003. The decrease in net sales was primarily attributable to the sale of Cosmolab in March 2003, which contributed $10 million in sales in 2003, and declines experienced in the Graco and Cookware Europe businesses.

Operating income for 2004 was $92.6 million, a decrease of $28.1 million, or 23.3%, from $120.7 million in 2003. The decrease in operating income was due primarily to sales decreases at Graco and Cookware Europe and raw material inflation in resin based products.

2003 vs. 2002 Business Segment Operating Results

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2003	2002	% Change

Cleaning & Organization	$2,013.7	$1,901.8	5.9%
Office Products	1,681.2	1,684.1	(0.2)
Tools & Hardware	1,199.7	783.0	53.2
Home Fashions	901.0	955.7	(5.7)
Other	1,103.4	1,112.3	(0.8)

Total Net Sales	$6,899.0	$6,436.9	7.2%

Operating income by segment was as follows for the year ended December 31, (in millions):

	2003	2002	% Change

Cleaning & Organization	$92.0	$169.0	(45.6)%
Office Products	309.6	306.1	1.1
Tools & Hardware	179.3	79.2	126.4
Home Fashions	44.4	44.3	0.2
Other	120.7	94.0	28.4
Corporate	(30.3)	(31.1)
Impairment charge	(34.5)	—
Restructuring costs	(184.0)	(101.8)

Total Operating Income	$497.2	$559.7	(11.2)%

Cleaning & Organization

Net sales for 2003 were $2,013.7 million, an increase of $111.9 million, or 5.9%, from $1,901.8 million in 2002. The 5.9% sales growth was primarily due to mid single-digit sales growth at the Rubbermaid Home Products division. The primary reason for the overall sales increase was continued growth in sales of newer products, such as the Rubbermaid TakeAlongs®, the Tool Tower™, the Sports Station™, the Endurance Cooler™ and other product offerings, partially offset by price reductions.

Operating income for 2003 was $92.0 million, a decrease of $77.0 million, or 45.6%, from $169.0 million in 2002. The decrease in operating income is primarily the result of higher raw material costs (primarily resin) and pricing pressure on non-differentiated items in its Rubbermaid Home Products business.

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

Tools & Hardware

Net sales for 2003 were $1,199.7 million, an increase of $416.7 million, or 53.2%, from $783.0 million in 2002. The increase in net sales is primarily due to incremental sales resulting from the LENOX and IRWIN acquisitions, including strong sales in the IRWIN North America division driven by new products, most notably the success of the Strait-Line products.

Operating income for 2003 was $179.3 million, an increase of $100.1 million, or 126.4%, from $79.2 million in 2002. The improvement in operating income was driven by strong productivity, new products and the acquisitions of LENOX and IRWIN.

Home Fashions

Net sales for 2003 were $901.0 million, a decrease of $54.7 million, or 5.7%, from $955.7 million in 2002. The decrease in net sales was primarily attributable to the planned exit of low margin product lines in the Levolor/Kirsch business.

Operating income for 2003 was $44.4 million, an increase of $0.1 million, or 0.2%, from $44.3 million in 2002. An improvement in Home Décor Europe was largely offset by decreases in Levolor/Kirsch, primarily due to the reduction of sales.

Other

Net sales for 2003 were $1,103.4 million, a decrease of $8.9 million, or 0.8%, from $1,112.3 million in 2002. The decrease in sales resulted primarily from a $39.9 million decrease due to the divestiture of the Cosmolab business, largely offset by strong sales in the high-end cookware business.

Operating income for 2003 was $120.7 million, an increase of $26.7 million, or 28.4%, from $94.0 million in 2002. The main drivers of this increase in operating income were new product introductions coupled with the increased sales in the high-end cookware business.

Liquidity and Capital Resources

Cash and cash equivalents increased as follows for the year ended December 31, (in millions):

	2004	2003	2002

Cash provided by operating activities	$660.0	$773.2	$868.9
Cash provided by/(used in) investing activities	189.6	(716.1)	(486.5)
Cash (used in)/provided by financing activities	(494.1)	31.4	(334.9)
Exchange effect on cash and cash equivalents	5.7	0.8	0.8

Increase in cash and cash equivalents	$361.2	$89.3	$48.3

Sources

The Company’s primary sources of liquidity and capital resources include cash provided by operations, proceeds from divestitures and use of available borrowing facilities.

Cash provided by operating activities for the year ended December 31, 2004 was $660.0 million compared to $773.2 million for the comparable period of 2003. The decrease in cash provided by operating activities was due primarily to a reduction in the year-over-year improvement in working capital and other assets in 2004 compared to 2003 and a reduction in cash received from the termination of certain interest rate swap arrangements.

In 2004, the Company received cash proceeds of $262.8 million related to the sale of businesses, compared to $10.2 million in 2003. The Company used a portion of the proceeds from the sale of these businesses to pay off its commercial paper borrowings.

In 2004, the Company generated $55.3 million of cash related to the sale of other non-current assets, primarily as a result of the sale of vacant facilities and equipment under the restructuring program, a $21.6 million increase over 2003.

In 2004, the Company received proceeds from the issuance of debt of $33.9 million compared to $1,044.0 million in 2003.

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

The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. The Company’s lines of credit do not have a material impact on the Company’s liquidity. Borrowings under the Company’s lines of credit at December 31, 2004 and 2003 totaled $21.3 million and $21.9 million, respectively.

The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the “Revolver”) on June 14, 2002. The Revolver consisted of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. The Company did not roll over the 364-day credit agreement in June of 2004, thereby reducing the

Revolver to $650.0 million in available credit as of December 31, 2004. The Company’s $650.0 million five-year Syndicated Revolving Credit Agreement that is scheduled to expire in June 2007 remains in place. At December 31, 2004, there were no borrowings under the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At December 31, 2004, no commercial paper was outstanding.

The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of December 31, 2004, the Company was in compliance with this agreement.

Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity’s receivables. Also, certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables lending commitment and require redemption of the preferred debt securities. The receivables and the $450.0 million preferred debt securities are recorded in the consolidated accounts of the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. As of December 31, 2004 and 2003, the aggregate amount of outstanding receivables sold under the agreement was $720.9 million and $777.4 million, respectively.

Uses

The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable, long-term debt, dividend payments and capital expenditures.

Cash used for acquisitions was $6.6 million in 2004, compared to $460.0 million in 2003. The cash used in 2003 related primarily to the acquisition of LENOX, which was funded through the issuance of commercial paper. The Company did not invest in significant acquisitions during 2004, as its priority was the reduction of debt.

Capital expenditures were $121.9 million and $300.0 million in 2004 and 2003, respectively. The decrease in capital expenditures is primarily due to the Company’s decision to reduce capital investment in the Rubbermaid Home Products business and the sale of several capital intense businesses.

In 2004, the Company made payments on notes payable and long-term debt of $298.4 million compared to $989.6 million in 2003. In 2004, the Company purchased 825,000 shares of its Convertible Preferred Securities from a holder for $43.6875 per share. The Company paid a total of $36.0 million. In the first quarter of 2005, the Company purchased 550,000 shares of its Preferred Securities from a holder for $47.375 per share. The Company paid a total of $26.1 million.

Aggregate dividends paid were $231.0 million and $230.9 million in 2004 and 2003, respectively.

Cash used for restructuring activities, including acquisition integration plans, was $90.1 million and $127.5 million in 2004 and 2003, respectively. The cash payments primarily relate to employee termination benefits.

In 2004, the Company made a voluntary $50.0 million cash contribution to fund the Company’s pension plan. The Company expects to contribute $25.0 million to its foreign pension plans in 2005.

Retained earnings decreased in 2004 by $347.1 million. The reduction in retained earnings is due to cash dividends paid on common stock and the current year net loss.

Working capital at December 31, 2004 was $1,141.1 million compared to $978.2 million at December 31, 2003. The current ratio at December 31, 2004 was 1.61:1 compared to 1.48:1 at December 31, 2003. The increase in working capital and the current ratio is due to an increase in cash on hand at December 31, 2004 from the sale of businesses and fixed assets, partially offset by the pay-down of debt, and an increase in inventory due to inventory build associated with improving service levels.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .55:1 at December 31, 2004 and .58:1 at December 31, 2003.

The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.

Pension Liability

Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company will reduce its pension obligation by $50.3 million and anticipates recording a curtailment gain related to negative prior service cost in the first quarter of 2005 in the range of $14 to $16 million. The Company’s measurement date with respect to this plan is September 30th. The Company offered a special termination benefit to certain of its employees that elected early retirement and recorded a special termination benefit charge in the amount of $1.8 million in 2004. The Company replaced the defined benefit pension plan with a defined contribution plan, whereby the Company will make additional contributions to the Company’s sponsored employee profit sharing plan. The new defined contribution has a five-year cliff-vesting schedule, but allows prior years of service to be applied against the vesting.

Resolution of Income Tax Contingency

During the first quarter of 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific transaction reflected on the Company’s 2003 US federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. The Company’s December 31, 2004 and 2003 balance sheet reflected a $58 million and $57 million contingency reserve, respectively, for this transaction pending resolution of the appropriate treatment with the IRS. The benefit of this transaction will be recorded in the Company’s first quarter 2005 income statement.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2004 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations listed below are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2004. Additional details regarding these obligations are provided in the footnotes to the consolidated financial statements, as referenced in the table (in millions):

	Payments Due by Period
		Less
		than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt — maturities (1)	$2,609.9	$185.6	$416.2	$704.3	$1,303.8
Interest on long-term debt (2)	1,420.7	127.5	230.6	178.6	884.0

	Payments Due by Period
		Less
		than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Operating lease obligations (3)	382.8	100.4	132.4	75.8	74.2
Purchase obligations (4)	510.1	488.3	19.4	0.6	1.8

Total contractual obligation (5)	$4,919.0	$901.6	$798.2	$955.6	$2,263.6

(1)
Amounts represent contractual obligations due, excluding interest, based on borrowings outstanding as of December 31, 2004. For further information relating to these obligations, see Footnotes 9 and 10 to the Consolidated Financial Statements.

(2)
Amount represents estimated interest expense on borrowings outstanding as of December 31, 2004. Interest on floating debt was estimated using the index rate in effect as of December 31, 2004. For further information relating to this obligation, see Footnotes 9 and 10 to the Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2004. For further information relating to this obligation, see Footnote 12 to the Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2004 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2004 balance sheet as current liabilities, except for current portion of long-term debt.

The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Footnote 13 to the Consolidated Financial Statements.

As of December 31, 2004, the Company had $100.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical. See Footnote 21 to the Consolidated Financial Statements for further information.

As of December 31, 2004, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies

The Company’s accounting policies are more fully described in Footnote 1 to the Consolidated Financial Statements. As disclosed in Footnote 1 to the Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.

Revenue Recognition

Revenue from sales of merchandise and freight billed to customers is recognized when title passes and all substantial risks of ownership change, which generally occurs upon shipment to customers. Revenue is net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), co-op advertising and other sales related discounts.

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

Inventory Reserves

The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter because it coincides with its annual strategic planning process for all of its businesses. The Company also tests for impairment if events or circumstances occur subsequent to the Company’s annual impairment tests that would more likely than not reduce the fair value of a reporting unit or the indefinite life intangible asset below its carrying amount.

The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

The Company assesses the fair value of its reporting units for its goodwill and other indefinite lived intangible assets (primarily trademarks and trade names) impairment tests, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. The underlying assumptions used are consistent with those used in the strategic plan.

If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

In conjunction with the adoption of SFAS 142 in 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets and recorded a pre-tax impairment charge of $538.0 million, ($514.9 million net of taxes).

If the carrying amount of the intangible asset exceeds its fair value, an impairment charge is recorded to the extent the recorded intangible asset exceeds the fair value.

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. As a result of the most recent analysis, the Company has estimated these reserves at $25.5 million. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company’s Consolidated Financial Statements.

Legal and Environmental Reserves

The Company is subject to losses resulting from extensive and evolving federal, state, local and foreign laws and regulations, as well as, contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based largely on historical experience. The estimated losses take into account anticipated costs associated with investigative and remediation efforts, including legal fees, where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance CERCLA matters which are estimated at present value. See Footnote 21 to the Consolidated Financial Statements for additional information.

Income Tax Contingencies

The Company establishes a tax contingency reserve for certain tax exposures when it is not probable that the Company’s tax position will be ultimately sustained. The Company generally assesses its tax contingency reserves on a quarterly basis. The Company adjusts a tax contingency reserve balance when it becomes probable that the Company’s tax position will ultimately be sustained, which generally occurs when the statute of limitations for a specific exposure item has expired or when the Company has reached agreement with the taxing authorities on the treatment of an item.

Recent Accounting Pronouncements

Refer to Footnote 1 to the Consolidated Financial Statements for information regarding recent accounting pronouncements.

International Operations

The Company’s non-U.S. sales increased 1.4% in 2004, after increasing 13.0% in 2003. In both 2004 and 2003, the increases primarily related to foreign currency movement, largely in Europe. For the years ended December 31, 2004, 2003 and 2002, the Company’s non-U.S. business accounted for approximately 32%, 31% and 29% of net sales, respectively (see Footnote 20 to the Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2004 vs.	2003 vs.
				2003%	2002%
	2004	2003	2002	Change	Change

Net sales:
U.S	$4,607.2	$4,788.2	$4,569.5	(3.8)%	4.8%
Non-U.S	2,141.2	2,110.8	1,867.4	1.4	13.0

	$6,748.4	$6,899.0	$6,436.9	(2.2)%	7.2%

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 to this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company’s primary market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to the Company’s policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in market prices. The Company does not hold or issue derivative instruments for trading purposes.

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

In addition, the Company utilizes forward contracts and purchase options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the Company’s Consolidated Statements of Operations.

The Company purchases certain raw materials, including resin, steel and aluminum, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Generally, the Company does not use derivatives to manage the volatility related to this risk.

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and include substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below do not have an impact on current results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for each of the years ended December 31, 2004 and 2003 (in millions, except percentages):

	2004	December 31,	2003	December 31,	Confidence
Market Risk	Average	2004	Average	2003	Level

Interest rates	$12.1	$11.3	$20.0	$12.8	95%
Foreign exchange	$2.2	$1.9	$1.3	$1.5	95%

The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is considered highly unlikely that the Company could experience losses such as these over an extended period of time. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Newell Rubbermaid Inc. is responsible for the accuracy and internal consistency of the preparation of the consolidated financial statements and footnotes contained in this annual report. Management has followed those generally accepted accounting principles that it believes to be most appropriate to the circumstances of the Company, and has made what it believes to be reasonable and prudent judgments and estimates where necessary.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting. Newell Rubbermaid Inc. operates under a system of internal accounting controls designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles. The internal accounting control system is evaluated for effectiveness by management and is tested, monitored and revised as necessary. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, Ernst & Young LLP, have audited the financial statements prepared by the management of Newell Rubbermaid Inc. and management’s assessment of internal control over financial reporting. Their reports on these financial statements, and on management’s assessment of internal control over financial reporting, are presented below.

NEWELL RUBBERMAID INC.

Atlanta, Georgia
February 25, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Newell Rubbermaid Inc.

We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets to conform with FASB Statement No. 142.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Newell Rubbermaid Inc.

We have audited management’s assessment, included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting, that Newell Rubbermaid Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of Newell Rubbermaid Inc. and our report dated February 25, 2005 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Chicago, Illinois
February 25, 2005

Consolidated Statements of Operations

Year Ended December 31,	2004	2003	2002

(Amounts in millions, except per share data)
Net sales	$6,748.4	$6,899.0	$6,436.9
Cost of products sold	4,857.9	4,961.8	4,608.2

Gross margin	1,890.5	1,937.2	1,828.7
Selling, general and administrative expenses	1,269.8	1,221.5	1,167.2
Impairment charge	374.0	34.5	—
Restructuring costs	52.1	184.0	101.8

Operating income	194.6	497.2	559.7
Nonoperating expenses:
Interest expense, net of interest income of $10.4, $5.8, and $4.7 in 2004, 2003, and 2002, respectively	119.3	134.3	132.6
Other (income) expense, net	(11.0)	25.6	28.6

Net nonoperating expenses	108.3	159.9	161.2

Income from continuing operations before income taxes and cumulative effect of accounting change	86.3	337.3	398.5
Income taxes	105.4	124.1	133.5

(Loss) income before discontinued operations and cumulative effect of accounting change	(19.1)	213.2	265.0
(Loss) gain from discontinued operations, net of tax	(97.0)	(259.8)	46.5
Cumulative effect of accounting change, net of tax benefit of $23.1 in 2002	—	—	(514.9)

Net loss	($116.1)	($46.6)	($203.4)

Weighted average shares outstanding:
Basic	274.4	274.1	267.1
Diluted	274.4	274.1	268.0
Per common share —
Basic
(Loss) income from continuing operations	($0.07)	$ 0.78	$ 0.99
(Loss) income from discontinued operations	(0.35)	(0.95)	0.18
Cumulative effect of accounting change	—	—	(1.93)

Net loss	($0.42)	($0.17)	($0.76)

Diluted
(Loss) income from continuing operations	($0.07)	$ 0.78	$ 0.99
(Loss) income from discontinued operations	(0.35)	(0.95)	0.17
Cumulative effect of accounting change	—	—	(1.92)

Net loss	($0.42)	($0.17)	($0.76)

Dividends	$ 0.84	$ 0.84	$ 0.84

See Footnotes to Consolidated Financial Statements.

Consolidated Balance Sheets

December 31,	2004	2003

(Amounts in millions, except par value)
Assets
Current Assets:
Cash and cash equivalents	$505.6	$144.4
Accounts receivable, net of allowances of $57.3 for 2004 and $62.5 for 2003	1,278.7	1,397.1
Inventories, net	972.3	884.8
Deferred income taxes	73.8	152.7
Prepaid expenses and other	182.0	183.1
Current assets of discontinued operations	—	238.1

Total Current Assets	3,012.4	3,000.2

Other long-term investments	15.5	15.5
Other assets	171.4	197.2
Property, plant and equipment, net	1,308.2	1,608.8
Deferred income taxes	29.6	68.1
Goodwill, net	1,824.6	1,989.0
Intangible assets, net	304.2	447.9
Non-current assets of discontinued operations	—	154.0

Total Assets	$6,665.9	$7,480.7

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$682.9	$694.7
Accrued compensation	118.5	122.1
Other accrued liabilities	794.2	960.4
Income taxes	68.8	80.8
Notes payable	21.3	21.9
Current portion of long-term debt	185.6	13.5
Current liabilities of discontinued operations	—	128.6

Total Current Liabilities	1,871.3	2,022.0

Long-term debt	2,424.3	2,868.6
Other noncurrent liabilities	606.1	572.3
Long-term liabilities of discontinued operations	—	1.5
Stockholders’ Equity:
Common stock, authorized shares, 800.0 at $1.00 par value;	290.1	290.1
Outstanding shares:
2004 — 290.1
2003 — 290.1
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2004 — 15.7
2003 — 15.7
Additional paid-in capital	437.5	439.9
Retained earnings	1,518.6	1,865.7
Accumulated other comprehensive loss	(70.4)	(167.8)

Total Stockholders’ Equity	1,764.2	2,016.3

Total Liabilities and Stockholders’ Equity	$6,665.9	$7,480.7

See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2004	2003	2002

(Amounts in millions)
Operating Activities
Net loss	($116.1)	($46.6)	($203.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	249.1	246.8	251.0
Cumulative effect of change in accounting principle	—	—	514.9
Noncash restructuring charges	30.9	138.3	74.9
Deferred income taxes	108.9	(11.5)	48.3
(Gain) loss on sale of assets	(9.0)	29.7	—
Noncash impairment charges — Continuing operations	374.0	34.5	—
Noncash impairment charges — Discontinued operations	—	254.9	—
Loss on disposal of discontinued operations	90.5	—	—
Other	(8.4)	26.1	9.8
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	163.0	27.3	(1.2)
Inventories	(57.9)	158.1	(7.3)
Other current assets	(12.6)	27.1	(45.0)
Accounts payable	(26.2)	74.9	108.2
Discontinued operations	(29.8)	55.6	80.6
Accrued liabilities and other	(96.4)	(242.0)	38.1

Net Cash Provided by Operating Activities	$660.0	$773.2	$868.9

Investing Activities
Acquisitions, net of cash acquired	($6.6)	($460.0)	($242.2)
Expenditures for property, plant and equipment	(121.9)	(300.0)	(252.1)
Sale of business, net of taxes paid	262.8	10.2	—
Disposals of noncurrent assets and other	55.3	33.7	7.8

Net Cash Provided by/(Used in) Investing Activities	$189.6	($716.1)	($486.5)

Financing Activities
Proceeds from issuance of debt	$33.9	$1,044.0	$772.0
Proceeds for issuance of stock	—	200.1	—
Payments on notes payable and long-term debt	(298.4)	(989.6)	(901.5)
Cash dividends	(231.0)	(230.9)	(224.4)
Proceeds from exercised stock options and other	1.4	7.8	19.0

Net Cash (Used in)/Provided by Financing Activities	($494.1)	$31.4	($334.9)

Exchange rate effect on cash	5.7	0.8	0.8

Increase in Cash and Cash Equivalents	361.2	89.3	48.3
Cash and Cash Equivalents at Beginning of Year	144.4	55.1	6.8

Cash and Cash Equivalents at End of Year	$505.6	$144.4	$55.1

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$16.9	$63.5	$90.0
Interest	127.0	136.8	123.1

See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

					Accumulated
			Add’l		Other	Total
(Amounts in millions,	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders’
except per share data)	Stock	Stock	Capital	Earnings	Loss	Equity

Balance at December 31, 2001	$282.4	($408.5)	$219.8	$2,571.3	($231.6)	$2,433.4
Comprehensive income/(loss)
Net loss	—	—	—	(203.4)	—	(203.4)
Foreign currency translation	—	—	—	—	98.0	98.0
Minimum pension liability adjustment, net of ($43.5) tax	—	—	—	—	(71.0)	(71.0)
Gain on derivative instruments, net of ($8.8) tax	—	—	—	—	14.4	14.4

Total comprehensive loss						(162.0)

Cash dividends on common stock ($0.84 per share)	—	—	—	(224.4)	—	(224.4)
Exercise of stock options	0.7	(1.4)	17.1	—	—	16.4
Other	—	—	0.4	(0.3)	—	0.1

Balance at December 31, 2002	$283.1	($409.9)	$237.3	$2,143.2	($190.2)	$2,063.5

Comprehensive income/(loss)
Net loss	—	—	—	(46.6)	—	(46.6)
Foreign currency translation	—	—	—	—	130.7	130.7
Minimum pension liability adjustment, net of ($55.5) tax	—	—	—	—	(114.5)	(114.5)
Gain on derivative instruments, net of ($3.8) tax	—	—	—	—	6.2	6.2

Total comprehensive loss						(24.2)

Cash dividends on common stock ($0.84 per share)	—	—	—	(230.9)	—	(230.9)
Exercise of stock options	0.3	(1.8)	7.7	—	—	6.2
Issuance of stock	6.7	—	193.4	—	—	200.1
Other	—	0.1	1.5	—	—	1.6

Balance at December 31, 2003	$290.1	($411.6)	$439.9	$1,865.7	($167.8)	$2,016.3

Comprehensive income/(loss)
Net loss	—	—	—	(116.1)	—	(116.1)
Foreign currency translation	—	—	—	—	104.8	104.8
Minimum pension liability adjustment, net of ($2.1) tax	—	—	—	—	3.5	3.5
Loss on derivative instruments, net of ($6.7) tax	—	—	—	—	(10.9)	(10.9)

Total comprehensive loss						(18.7)

Cash dividends on common stock ($0.84 per share)	—	—	—	(231.0)	—	(231.0)
Exercise of stock options	—	—	1.4	—	—	1.4
Other	—	—	(3.8)	—	—	(3.8)

Balance at December 31, 2004	$290.1	($411.6)	$437.5	$1,518.6	($70.4)	$1,764.2

See Footnotes to Consolidated Financial Statements.

FOOTNOTE 1

Description of Business and Significant Accounting Policies

Description of Business: Newell Rubbermaid Inc. (the “Company”) is a global manufacturer and full-service marketer of name-brand consumer products serving the needs of volume purchasers, including discount stores and warehouse clubs, home centers and hardware stores, office superstores and contract stationers. The Company’s basic business strategy is to merchandise a multi-product offering of everyday consumer products, backed by an obsession with customer service excellence and new product development, in order to achieve maximum results for its stockholders. The Company’s multi-product offering consists of name-brand consumer products in five business segments: Cleaning & Organization; Office Products; Tools & Hardware; Home Fashions; and Other.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries and variable interest entities, where the Company is the primary beneficiary, after elimination of intercompany transactions.

Use of Estimates: The preparation of these financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenue and expenses and related disclosures. Actual results could differ from those estimates.

Reclassifications: Certain 2003 and 2002 amounts have been reclassified to conform to the 2004 presentation. See Footnote 2 for a discussion of discontinued operations.

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

Revenue Recognition: Revenue from sales of merchandise and freight billed to customers is recognized when title passes and all substantial risks of ownership change, which generally occurs upon shipment to customers. Revenue is net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), co-op advertising and other sales related discounts.

Cash and Cash Equivalents: Cash and highly liquid short-term investments have a maturity of three months or less.

Inventories: Inventories are stated at the lower of cost or market value. The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Cost of certain domestic inventories (approximately 58% and 54% of total inventories at December 31, 2004 and 2003, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method.

Property, Plant and Equipment: Property, plant, and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense. Depreciation expense is calculated principally on the straight-line basis. Maximum useful lives determined by the Company are: buildings and improvements (20-40 years) and machinery and equipment (3-12 years).

Goodwill and Other Indefinite-Lived Intangible Assets: Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to periodic impairment tests. Other intangible assets continue to be amortized over their useful lives.

The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter because it coincides with its annual strategic planning process for all of its businesses. The Company also tests for impairment if events or circumstances occur subsequent to the Company’s annual impairment tests that would more likely than not reduce the fair value of a reporting unit or the indefinite life intangible asset below its carrying amount.

The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.

The Company assesses the fair value of its reporting units for its goodwill and other indefinite lived intangible assets (primarily trademarks and tradenames) impairment tests, generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. The underlying assumptions used are consistent with those used in the strategic plan.

Goodwill Impairment

If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment loss is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

In conjunction with the adoption of SFAS 142 in 2002, the Company performed the required impairment tests of goodwill and indefinite lived intangible assets and recorded a pre-tax impairment charge of $538.0 million, ($514.9 million net of taxes).

Other Indefinite-Lived Intangible Asset Impairment (Primarily Trademarks and Trade names)

If the carrying amount of the intangible asset exceeds its fair value, an impairment charge is recorded to the extent the recorded intangible asset exceeds the fair value.

See Footnotes 7 and 18 for additional detail on goodwill and other intangible assets.

Other Long-Lived Assets: The Company periodically evaluates if there are impairment indicators present related to its fixed assets and other long-lived assets. If impairment indicators are present, future cash flows related to the asset group are estimated. These cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals based on historical results and current projections. The sum of the undiscounted future cash flows attributable to the asset group is then compared to the carrying amount of the asset group. If the carrying amount of the asset group exceeded the sum of the future undiscounted future cash flows, the Company generally determines the fair value of the assets by discounting the future cash flows using a risk-free discount rate. An impairment charge would be recorded to the extent that the carrying value of the long-lived assets exceeds their fair value. Generally, the Company performs its evaluation of the long-lived asset group at the product-line level, which represents the lowest level for which identifiable cash flows are available. See Footnote 18 for additional information.

Shipping and Handling Costs: The Company records shipping and handling costs as a component of costs of products sold.

Product Liability Reserves: The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. As a result of the most recent analysis, the Company has estimated these reserves at $25.5 million. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company’s Consolidated Financial Statements.

Product Warranties: In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which the products were sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.

Advertising Costs: The Company expenses advertising costs as incurred. Cooperative advertising is recorded in the Consolidated Financial Statements as a reduction of sales because it is viewed as part of the negotiated price of products. Total cooperative advertising expense was $159.0 million, $179.2 million, and $195.5 million for 2004, 2003 and 2002, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $133.6 million, $140.2 million, and $138.3 million in 2004, 2003, and 2002, respectively.

Research and Development Costs: Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs aggregated $106.1 million, $91.8 million, and $80.6 million in 2004, 2003, and 2002, respectively.

Derivative Financial Instruments: The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are used only to manage certain commodity, interest rate and foreign currency risks. These instruments include commodity swaps, interest rate swaps, long-term cross currency interest rate swaps, and forward exchange contracts. The Company’s forward exchange contracts and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged.

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

The asset or liability is recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities on the consolidated balance sheet depending on the maturity of the Company’s cross currency interest rate swaps and forward contracts at December 31, 2004 and 2003. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged.

Derivative instruments used to hedge intercompany loans are marked to market with the corresponding gains or losses included in accumulated other comprehensive income and are considered to have a fair value hedging relationship. Any ineffectiveness associated with the fair value hedges is classified to the income statement.

Disclosures about Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, notes payable and short and long-term debt. The fair value of these instruments approximates carrying values due to their short-term duration, except as follows:

Qualifying Derivative Instruments: The fair value of the Company’s qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is described in more detail in Footnote 11.

Long-term Debt: The fair values of the Company’s long-term debt issued under the medium-term note program and the junior convertible subordinated debentures were $1,705.4 million and $418.4 million, respectively, at December 31, 2004, based on quoted market prices. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating (income) expenses.

Income Tax Contingencies: The Company establishes a tax contingency reserve for certain tax exposures when it is not probable that the Company’s tax position will be ultimately sustained. The Company generally assesses its tax contingency reserves on a quarterly basis. The Company adjusts a tax contingency reserve balance when it becomes probable that the Company’s tax position will ultimately be sustained, which generally occurs when the statute of limitations for a specific exposure item has expired or when the Company has reached agreement with the taxing authorities on the treatment of an item.

Fair Value of Stock Options: The Company’s stock option plans are accounted for under Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.” As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the plans been determined consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the year ended December 31, (in millions, except per share data):

	2004	2003	2002

Net loss:
As reported	($116.1)	($46.6)	($203.4)
Fair value option expense	(14.2)	(19.0)	(16.3)

Pro forma	($130.3)	($65.6)	($219.7)

Basic loss per share:
As reported	($0.42)	($0.17)	($0.76)
Pro forma	(0.47)	(0.24)	(0.82)
Diluted loss per share:
As reported	($0.42)	($0.17)	($0.76)
Pro forma	(0.47)	(0.24)	(0.82)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002, respectively: risk-free interest rate of 4.2%, 4.0% and 4.0%; expected dividend yields of 3.0%, 3.0% and 3.0%; expected lives of 8.0, 6.9 and 6.9 years; and expected volatility of 30%, 32% and 32%.

Comprehensive Income: Comprehensive income and accumulated other comprehensive income encompass net income, foreign currency translation adjustments, net gains or losses on derivative instruments and net minimum pension liability adjustments in the Consolidated Statements of Stockholders’ Equity and Comprehensive Income. The following table displays the components of accumulated other comprehensive income or loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Minimum	Derivatives	Other
	Translation	Pension	Hedging	Comprehensive
	Gain	Liability	Gain/(Loss)	Loss

Balance at 12/31/03	$15.6	($190.0)	$6.6	($167.8)
Disposal of businesses	48.5	—	—	48.5
Other current year changes	56.3	3.5	(10.9)	48.9

Balance at 12/31/04	$120.4	($186.5)	($4.3)	($70.4)

The foreign currency translation gain is net of income taxes of $34.5 million and $80.1 million as of December 31, 2004 and 2003, respectively.

Recent Accounting Pronouncements: In December 2004, the FASB issued SFAS Statement No. 123 (SFAS 123) (revised), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement is effective at the beginning of the first interim period after June 15, 2005 and supersedes APB No. 25. The Company expects to adopt the provisions of the new standard effective July 1, 2005. The Company believes the 2005 impact of adopting the new standard will be $8 to $10 million in expense (which represents six months of expense as the standard is not required to be adopted until July 1, 2005). The pro forma expense relating to options issued and valued under the Black-Scholes model is disclosed in the “Fair Value of Stock Option” table above.

In December 2004, the FASB issued FASB Staff Position No. 109-1, “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP 109-1). FSP 109-1 provides that the manufacturer’s deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The manufacturer’s deduction had no effect on the Company’s 2004 results, as the deduction is first available to the Company in 2005. The Company is currently evaluating the effect that the manufacturer’s deduction will have on future results.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004” (FSP 109-2). The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one-time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not elect to apply this provision in 2004 and may elect to apply this provision to qualifying repatriations in 2005. Due to the complexity of the repatriation provision, the Company is still evaluating the effects of the provision, including a definitive calculation of qualifying dividends and the effect of any repatriation on the Company’s tax provision. The Company expects to complete its evaluation in 2005. The range of possible amounts the Company is currently considering eligible for repatriation is between zero and $307.1 million. As of December 31, 2004, the related potential range of income tax cannot be reasonably estimated.

FOOTNOTE 2

Discontinued Operations

The following table summarizes the results of businesses reported as discontinued operations for the years ended December 31, (in millions):

	2004	2003	2002

Net sales	$171.2	$851.0	$1,017.0
(Loss)/Gain from discontinued operations, net of income taxes of ($3.0) million, ($57.4) million and $23.5 million for 2004, 2003 and 2002, respectively.	($6.5)	($259.8)	$46.5
Loss on disposal of discontinued operations, net of income taxes of $4.7 million for 2004	($90.5)	—	—

No amounts related to interest expense have been allocated to discontinued operations.

In the fourth quarter of 2003, the Company began exploring various options for certain businesses previously included in the Home Fashions and Other segments, including evaluating those businesses for potential sale. As this process progressed, the Company obtained a better indication of the market value of these businesses and determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted a new impairment test in the fourth quarter and recorded an impairment charge to write the net assets of these businesses to fair value (or implied fair value of goodwill). As a result, the Company recorded a noncash pretax write-down of $254.9 million on businesses presented in discontinued operations as follows (in millions):

Goodwill	$237.0
Other Indefinite-lived Intangible Assets	7.7
Long-Lived Assets	10.2

$254.9

The following table presents summarized balance sheet information of the discontinued operations as of December 31, 2003 (in millions):

Accounts receivable, net	$45.5
Inventories, net	181.4
Prepaid expenses and other current assets	11.2

Total Current Assets	238.1

Property, plant and equipment, net	152.3
Other assets	1.7

Total Assets	$392.1

Accounts payable	$82.8
Other accrued liabilities	45.8

Total Current Liabilities	128.6

Long-term liabilities	1.5

Total Liabilities	$130.1

There were no assets or liabilities of discontinued operations as of December 31, 2004.

In January 2004, the Company completed the sale of its Panex Brazilian low-end cookware division (previously reported in the Other operating segment) and European picture frames businesses (previously reported in the Home Fashions operating segment).

In April 2004, the Company sold substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement and final adjustments relating to the transaction, the Company retained the accounts receivable of the businesses of $76.6 million, and total proceeds, including the retained receivables, as a result of the transaction were $304 million. The Burnes picture frame business was previously reported in the Home Fashions operating segment, while the Anchor Hocking and Mirro businesses were previously reported in the Other operating segment.

In July 2004, the Company completed the sale of Little Tikes Commercial Playground Systems Inc. (“LTCPS”) to PlayPower, Inc. for approximately $41 million. LTCPS was previously reported in the Other operating segment, as a unit of the Company’s Little Tikes division. LTCPS is a manufacturer of commercial playground systems and contained playground environments. The Company retained the consumer portion of its Little Tikes division.

The Panex Brazilian low-end cookware, European picture frames, U.S. picture frame business (Burnes), Anchor Hocking glassware, Mirro cookware and LTCPS businesses have all been reclassified from continuing operations to discontinued operations.

FOOTNOTE 3

Acquisitions of Businesses

2003:

Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. (“LENOX”), a leading manufacturer of power tool accessories and hand tools marketed under the LENOX brand. The purchase price was approximately $450 million paid for through the issuance of commercial paper, plus transaction costs. The transaction structure permits the deduction of goodwill for tax purposes. The present value of the future tax benefit is approximately $85.0 million. The Company allocated the purchase price to the identifiable assets. This acquisition and the acquisition of American Tool Companies, Inc. (“IRWIN”) in 2002 marked a significant expansion and enhancement of the Company’s product lines and customer base, launching it squarely into the estimated $10 billion-plus global markets for hand tools and power tool accessories. Both of these acquisitions are reported in the Company’s Tools & Hardware business segment. The purchase price of the LENOX acquisition was allocated to the acquired assets and liabilities based on their fair values, with any excess recorded as goodwill.

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

In 2003, the Company decided to abandon its plans to exit certain North American and European facilities that were contemplated as part of the integration of certain acquired companies, primarily in the Office Products business. As a result of this decision, the Company reversed approximately $48.3 million in exit plan liabilities and reduced the cost of the acquired companies (goodwill was reduced by $29.8 million and deferred tax assets were reduced by $18.5 million).

2002:

On April 30, 2002, the Company completed the purchase of IRWIN, a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in IRWIN, which had been accounted for under the equity method prior to acquisition. The purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in IRWIN debt and $27 million of transaction costs. At the time of acquisition, the Company paid off IRWIN’s senior debt, senior subordinated debt and debt under their revolving credit agreement. The Company allocated the purchase price to the identifiable assets. In 2002, the Company recorded nonoperating expenses of $8.7 million for transaction costs associated with the acquisition.

The Company formulated integration plans for IRWIN and other minor acquisitions as of the date of acquisition. The final integration plans for these acquisitions resulted in integration plan liabilities of $25.4 million for facility and other exit costs, $26.8 million for employee severance and termination benefits and $40.9 million for other pre-acquisition contingencies. The purchase price of the IRWIN and other minor acquisitions was allocated to the acquired assets and liabilities based on their fair values, with any excess recorded as goodwill.

FOOTNOTE 4

Restructuring Costs

In the second quarter of 2004, the Company completed its accounting charges associated with its strategic restructuring plan (the “Plan”) announced on May 3, 2001. The specific objectives of the Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $461.7 million in restructuring charges under the Plan, including $84.2 million on discontinued operations. In addition to the restructuring activities outlined under the Plan, the Company recorded a fourth quarter charge of $4.2 million, primarily related to the closure of one additional facility in the Other segment not contemplated under the Plan. The following analysis excludes the restructuring amounts related to discontinued operations.

Pre-tax restructuring costs consisted of the following for the year ended December 31, (in millions):

	2004	2003	2002

Facility and other exit costs	$44.6	$82.8	$26.0
Employee severance and termination benefits	8.1	75.7	67.3
Exited contractual commitments and other	(0.6)	25.5	8.5

Recorded as Restructuring Costs	$52.1	$184.0	$101.8

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. In 2004, the Company reduced its restructuring reserve by approximately $14.2 million, primarily as a result of higher proceeds received from the sale of fixed assets and favorable negotiations on exited contracts. Cash paid for restructuring activities was $80.0 million, $83.9 million and $52.9 million in 2004, 2003 and 2002, respectively. A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/03		Costs	12/31/04
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$77.5	$44.6	($102.9)	$19.2
Employee severance and termination benefits	61.8	8.1	(64.6)	5.3
Exited contractual commitments and other	6.5	(0.6)	(2.2)	3.7

	$145.8	$52.1	($169.7)	$28.2

	12/31/02		Costs	12/31/03
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$31.4	$82.8	($36.7)	$77.5
Employee severance and termination benefits	36.4	75.7	(50.3)	61.8
Exited contractual commitments and other	—	25.5	(19.0)	6.5

	$67.8	$184.0	($106.0)	$145.8

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs.

Under the Plan, the Company exited 84 facilities and reduced headcount by approximately 12,000. The Company expects total annual savings of between $125 and $150 million ($105 to $115 million related to the reduced headcount, $10 to $20 million related to reduced depreciation, and $10 to $15 million related to other cash savings). The following table depicts the changes in accrued restructuring reserves for the year ended December 31, aggregated by reportable business segment (in millions):

	12/31/03		Costs	12/31/04
Segment	Balance	Provision	Incurred	Balance

Cleaning & Organization	$56.2	$23.3	($76.0)	$3.5
Office Products	29.9	10.3	(27.6)	12.6
Tools & Hardware	17.9	1.9	(16.7)	3.1
Home Fashions	17.7	7.3	(24.1)	0.9
Other	9.6	13.2	(20.3)	2.5
Corporate	14.5	(3.9)	(5.0)	5.6

	$145.8	$52.1	($169.7)	$28.2

	12/31/02		Costs	12/31/03
Segment	Balance	Provision	Incurred	Balance

Cleaning & Organization	$3.8	$73.8	($21.4)	$56.2
Office Products	27.2	41.9	(39.2)	29.9
Tools & Hardware	0.5	21.8	(4.4)	17.9
Home Fashions	12.4	26.1	(20.8)	17.7
Other	3.6	7.8	(1.8)	9.6
Corporate	20.3	12.6	(18.4)	14.5

	$67.8	$184.0	($106.0)	$145.8

The $12.6 million restructuring reserve at December 31, 2004 in the Company’s Office Products operating segment consists primarily of a $6.7 million reserve for the closure of one manufacturing facility and $2.0 million for the closure of a distribution center. The Company expects to incur $4.5 million in severance charges for the closure of the manufacturing facility.

The $5.6 million restructuring reserve at December 31, 2004 in the Company’s Corporate segment consists primarily of a $4.4 million reserve for vacant facilities and $1.1 million reserve for severance.

FOOTNOTE 5

Inventories

The components of net inventories were as follows as of December 31, (in millions):

	2004	2003

Materials and supplies	$222.5	$240.4
Work in process	171.3	115.4
Finished products	578.5	529.0

	$972.3	$884.8

The Company recognized a gain of $0.6 million and a loss of $5.1 million in 2004 and 2003, respectively, related to the liquidation of LIFO based inventories.

FOOTNOTE 6

Property, Plant & Equipment

Property, plant and equipment consisted of the following as of December 31, (in millions):

	2004	2003

Land	$50.9	$60.1
Buildings and improvements	550.7	704.0
Machinery and equipment	1,791.9	2,166.6

	2,393.5	2,930.7
Accumulated depreciation	(1,085.3)	(1,321.9)

	$1,308.2	$1,608.8

Depreciation expense was $239.1 million, $240.5 million, and $241.9 million in 2004, 2003 and 2002, respectively.

FOOTNOTE 7

Goodwill and Other Intangible Assets

A summary of changes in the Company’s goodwill during the years ended December 31, (in millions):

	2004	2003

Balance at January 1,	$1,989.0	$1,610.3
Acquisitions, dispositions and adjustments — IRWIN (Tools & Hardware segment)	—	63.4
LENOX (Tools & Hardware segment)	—	290.6
Impairment charges (See Footnote 18)	(182.7)	(5.0)
Abandonment of integration plan in Office Products segment (See Footnote 3)	—	(29.8)
Other (primarily foreign exchange)	18.3	59.5

Balance at December 31,	$1,824.6	$1,989.0

Other intangible assets consisted of the following as of December 31, (in millions):

	2004	2003	Average Amortization Period

Trade names	$257.5	$402.2	Indefinite
Patents	28.3	31.2	14 years
Customer lists	14.3	14.3	10 years
Capitalized software	49.4	56.1	8 years
Noncompete agreements	11.0	10.5	3 years
Other	0.3	1.0	3 years

	360.8	515.3
Accumulated amortization	(56.6)	(67.4)

	$304.2	$447.9

Intangible amortization expense was $10.0 million, $6.3 million and $9.1 million in 2004, 2003, and 2002, respectively. The Company expects amortization expense to approximate $9 million in 2005 and remain consistent thereafter, although such amounts may vary based on fluctuations in foreign currency rates, business acquisitions or divestitures, or recognized impairment charges.

FOOTNOTE 8

Other Accrued Liabilities

Accrued liabilities included the following as of December 31, (in millions):

	2004	2003

Customer accruals	$298.4	$230.1
Accrued purchase accounting (See Footnote 3)	1.7	12.2
Accrued self-insurance liability	89.8	85.7
Accrued restructuring (See Footnote 4)	28.2	145.8
Accrued pension and other postemployment benefits	50.0	130.0
Accruals for inventory received, not invoiced	75.4	86.9
Accrued medical and life insurance	23.4	29.2
Accrued interest	26.6	26.1
Employee withholdings	15.8	25.0
Accrued contingencies	31.1	51.4
Other	153.8	138.0

Other accrued liabilities	$794.2	$960.4

Customer accruals are promotional allowances and rebates, including coop advertising, given to customers in exchange for their selling efforts. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability and is estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.

FOOTNOTE 9

Credit Arrangements

The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. The Company’s lines of credit do not have a material impact on the Company’s liquidity. As of December 31, 2004 and 2003, the Company had notes payable to banks in the amount of $21.3 million and $21.9 million, respectively, with weighted average interest rates of 11.2% and 9.0%, respectively.

The Company completed a $1,300.0 million Syndicated Revolving Credit Facility (the “Revolver”) on June 14, 2002. The Revolver consisted of a $650.0 million 364-day credit agreement and a $650.0 million five-year credit agreement. The Company did not roll over the 364-day credit agreement in June of 2004, thereby reducing the Revolver to $650.0 million in available credit as of December 31, 2004. The Company’s $650.0 million five-year Syndicated Revolving Credit Agreement that is scheduled to expire in June 2007 remains in place. At December 31, 2004, there were no borrowings under the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At December 31, 2004, no commercial paper was outstanding.

The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of December 31, 2004, the Company was in compliance with this agreement.

The following table summarizes the Company’s commercial paper obligations as of December 31, (in millions, except percentages):

	2004	2003

Outstanding at year-end
— borrowing	$—	$217.1
— average interest rate	—	1.2%
Average borrowings for the year
— borrowing	$66.3	$482.6
— average interest rate	1.1%	1.3%

FOOTNOTE 10

Long-term Debt

The following is a summary of long-term debt as of December 31, (in millions):

	2004	2003

Medium-term notes (maturities ranging from 2 to 30 years, average interest rate of 5.35%)	$1,647.0	$1,647.0
Commercial paper (See Footnote 9)	—	217.1
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	474.3	515.5
Terminated interest rate swaps (See Footnote 11)	38.3	46.7
Other long-term debt	0.3	5.8

Total debt	2,609.9	2,882.1
Current portion of long-term debt	(185.6)	(13.5)

Long-term debt	$2,424.3	$2,868.6

The aggregate maturities of long-term debt outstanding are as follows as of December 31, 2004 (in millions):

2005	2006	2007	2008	2009	Thereafter	Total

$185.6	$162.8	$253.4	$452.0	$252.3	$1,303.8	$2,609.9

The medium-term notes, revolving credit agreement (and related commercial paper), preferred debt securities, and junior convertible subordinated debentures are all unsecured.

Preferred Debt Securities: The Company has an agreement with a financial institution creating a financing entity that is consolidated in the financial statements. Under the agreement, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Those preferred debt securities must be retired or redeemed before the Company can have access to the financing entity’s receivables. The receivables and the corresponding $450.0 million preferred debt issued by the subsidiary to the financial institution are recorded in the consolidated accounts of the Company. Because this debt matures in 2008, the entire amount is considered to be long-term debt. As of December 31, 2004, the Company was in compliance with the agreement. As of December 31, 2004 and 2003, the aggregate amount of outstanding receivables sold under the agreement was $720.9 million and $777.4 million, respectively.

Junior Convertible Subordinated Debentures: As of December 31, 2004, the Company fully and unconditionally guarantees 9.2 million shares of 5.25% convertible preferred securities issued by a 100% owned finance subsidiary of the Company, which are callable at 101.575% of the liquidation preference, decreasing over time to 100% by December 2007. Each of these “Preferred Securities” is convertible into 0.9865 of a share of Company common stock, and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share.

The proceeds of the Preferred Securities were invested in $515.5 million of the Company’s 5.25% Junior Convertible Subordinated Debentures (“Debentures”). The Debentures are the sole assets of the subsidiary trust, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. As of December 31, 2004, the Company has not elected to defer interest payments.

In October 2004, the Company purchased 825,000 shares of its Preferred Securities from a holder for $43.6875 per share. In connection with the purchase of these securities, the Company negotiated the early retirement of the corresponding Debentures with the subsidiary trust. The Company accounted for this transaction as an extinguishment of debt resulting in a net gain of $4.4 million, which was included in Other (income) expense, net.

Terminated Interest Rate Swaps: At December 31, 2004 and 2003, the carrying amount of long-term debt and current maturities thereof includes $38.3 million (of which $13.6 million was classified as current) and $46.7 million (of which $13.3 million was classified as current), respectively, relating to terminated interest rate swap agreements.

Effective March 9, 2004, the Company terminated an interest rate swap agreement prior to the scheduled maturity date and received cash of $9.2 million. Of this amount, $5.5 million represents the fair value of the swap that was terminated and the remainder represents net interest receivable on the swap. The cash received relating to the fair value of the swap has been included in Other as an operating activity in the Consolidated Statement of Cash Flows. On March 9, 2004, the Company entered into a fixed to floating rate swap that effectively replaced the terminated swap.

FOOTNOTE 11

Derivative Financial Instruments

Interest Rate Risk Management: At December 31, 2004, the Company had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $800.0 million, with a net accrued interest receivable of $0.4 million. These fair value hedges qualify for the “shortcut method” because these hedges are deemed to be perfectly effective. There is no credit exposure on the Company’s interest rate derivatives at December 31, 2004.

At December 31, 2004, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $440.2 million, with a net accrued interest payable of $0.1 million. The maturities on these long-term cross currency interest rate swaps range from three to five years.

Foreign Currency Management: The following table summarizes the Company’s forward exchange contracts and long-term cross currency interest rate swaps in U.S. dollars by major currency and contractual amount. The “buy” amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant forward exchange contracts and long-term cross currency interest rate swaps and their fair values as of December 31 were as follows (in millions):

	2004		2003
	Buy	Sell	Buy	Sell

British Pounds	$269.9	$66.2	$251.8	$459.9
Canadian Dollars	2.6	145.4	0.9	83.2
Euro	61.0	516.5	283.9	499.5
Other	29.8	57.8	41.8	5.5

	$363.3	$785.9	$578.4	$1,048.1

Fair Value	$491.4	$1,004.2	$661.4	$1,175.7

Credit exposure on foreign currency derivatives at December 31, 2004 and 2003 was $12.5 million and $11.6 million, respectively.

The net loss recognized in 2004 and 2003 for matured natural gas and cash flow forward exchange contracts was $8.9 million and $2.9 million, net of tax, respectively, which was recognized in the Consolidated Statements of Operations. The Company estimates that $5.6 million of losses, net of tax, deferred in accumulated other comprehensive income, will be recognized in earnings in 2005.

FOOTNOTE 12

Leases

The Company leases manufacturing and warehouse facilities, real estate, transportation, data processing and other equipment under leases that expire at various dates through the year 2018. Rent expense was $132.2 million, $122.4 million and $115.3 million in 2004, 2003 and 2002, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2004 (in millions):

2005	2006	2007	2008	2009	Thereafter	Total

$100.4	$76.0	$56.4	$40.7	$35.1	$74.2	$382.8

FOOTNOTE 13

Employee Benefit and Retirement Plans

As of December 31, 2004, the Company maintained various deferred compensation plans with varying terms. The total liability associated with these plans was $64.9 million and $62.1 million as of December 31, 2004 and 2003, respectively. These liabilities are included in Other Noncurrent Liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $35.3 million and $48.3 million as of December 31, 2004 and 2003, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is being funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2004 and 2003, the life insurance contracts had a cash surrender value of $68.9 million and $68.2 million, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets. The projected benefit obligation was $78.2 million and $77.5 million at December 31, 2004 and 2003, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts are excluded from the table as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions.”

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

The Company’s matching contributions to the contributory 401(k) plans were $18.7 million, $21.1 million and $21.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition, several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.

The Company uses a September 30th measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory pension plans, SERP and postretirement benefit plans as of December 31, (in millions, except percentages):

			Other Postretirement
	Pension Benefits		Benefits
	2004	2003	2004	2003

Change in benefit obligation:
Benefit obligation at January 1	$1,239.4	$991.1	$263.8	$219.0
Service cost	50.3	43.9	4.5	5.0
Interest cost	78.5	66.4	14.2	16.2
Amendments	0.6	(6.6)	—	(8.8)
Actuarial (gain) loss	(24.6)	137.2	(18.8)	39.4
Acquisitions and other	31.0	37.4	—	17.4
Currency translation	33.4	38.4	—	—
Benefits paid from plan assets	(74.4)	(68.4)	(25.1)	(24.4)
Curtailments, settlement costs	(7.8)	—	—	—

Benefit obligation at December 31	$1,326.4	$1,239.4	$238.6	$263.8

Change in plan assets:
Fair value of plan assets at January 1	$822.7	$728.3	$—	$—
Actual return on plan assets	81.7	90.8	—	—
Acquisitions and other	26.2	37.8	—	—
Contributions	75.5	16.2	25.1	24.4
Currency translation	22.2	18.0	—	—
Benefits paid from plan assets	(74.4)	(68.4)	(25.1)	(24.4)
Settlement charges and other	(3.5)	—	—	—

Fair value of plan assets at December 31	$950.4	$822.7	$—	$—

Funded Status:
Funded status at December 31	($376.0)	($416.7)	($238.6)	($263.8)
Unrecognized net loss and other	388.6	415.9	40.7	60.1
Unrecognized prior service cost	(1.2)	(2.8)	(8.2)	(8.7)

Net amount recognized	$11.4	($3.6)	($206.1)	($212.4)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost (1)	$166.0	$44.1	$—	$—
Intangible asset (1)	10.6	4.2	—	—
Accrued benefit cost (2)	(463.3)	(353.6)	(206.1)	(212.4)
Accumulated other comprehensive loss	298.1	301.7	—	—

Net amount recognized	$11.4	($3.6)	($206.1)	($212.4)

Accumulated benefit obligation	$1,264.6	$1,138.6	$238.6	$263.8

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.07%	6.14%	6.25%	6.25%
Long-term rate of return on plan assets	8.13%	8.23%	N/A	N/A
Long-term rate of compensation increase	4.43%	4.44%	N/A	N/A

(1) Recorded in Other Assets

(2) Recorded in Other Accrued Liabilities and Other Noncurrent Liabilities

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.14%	6.48%	6.25%	6.75%
Long-term rate of return on plan assets	8.23%	8.29%	N/A	N/A
Long-term rate of compensation increase	4.44%	4.33%	N/A	N/A
Health care cost trend rate	N/A	N/A	6.0%	6.0%

Net pension expense and other postretirement benefit expense include the following components as of December 31, (in millions):

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002

Service cost-benefits earned during the year	$50.3	$43.9	$40.0	$4.5	$5.0	$4.2
Interest cost on projected benefit obligation	78.5	66.4	64.9	14.2	16.2	15.6
Expected return on plan assets	(87.3)	(85.7)	(99.2)	—	—	—
Amortization of:
Prior service cost	(0.4)	(0.2)	(0.2)	(0.6)	0.2	—
Actuarial loss	6.9	1.7	0.8	0.6	—	—
Curtailment, settlement & special termination benefit costs	(1.1)	16.0	1.4	—	—	—

Net pension expense	$46.9	$42.1	$7.7	$18.7	$21.4	$19.8

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets are as follows as of December 31, (in millions):

	2004	2003

Projected benefit obligation	($1,326.0)	($1,180.1)
Accumulated benefit obligation	(1,264.2)	(1,081.1)
Fair value of plan assets	950.1	747.9

The Company’s pension plans are currently under-funded. In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, “Employers’ Accounting for Pensions,” the Company has recorded an additional minimum pension liability adjustment at December 31, 2004. In 2004, the Company reduced the charge to equity by $3.5 million, net of tax. The reduction to stockholders’ equity did not affect net income, but is included in other comprehensive income. The Company believes that its pension plan has the appropriate long-term investment strategy and the Company’s liquidity position is expected to remain strong.

Assumed health care cost trends have been used in the valuation of postretirement benefits. The trend rate is 10% (for retirees under age 65) and 12% (for retirees over age 65) in 2004, declining to 6% for all retirees in 2011 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$2.0	($1.8)
Effect on postretirement benefit obligations	21.0	(19.3)

The Company’s total domestic plan assets were $646.6 million and $585.6 million at December 31, 2004 and 2003, respectively. The expected long-term rate of return on domestic plan assets used to determine net periodic benefit cost was 8.5% for both years ending December 31, 2004 and 2003. The Company’s domestic pension plan weighted-average asset allocation at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003

Equity securities	65.0%	67.4%
Debt securities	24.5%	27.7%
Real estate	4.6%	2.1%
Other	5.9%	2.8%

Total	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is comprised of a diversified blend of equity, real estate and fixed income investments. Equity investments include large and small market capitalization stocks as well as growth, value and international stock positions. The Company’s common stock comprised $41.1 million and $50.3 million of noncontributory pension plan assets at December 31, 2004 and 2003, respectively.

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

In the third quarter of 2004, the Company made a voluntary $50.0 million cash contribution to fund the Company’s U.S. defined pension plan. The Company expects to contribute $25.0 million to its foreign pension plans in 2005.

Estimated future benefit payments under the Company’s defined benefit plans are as follows as of December 31, 2004 (in millions):

	2005	2006	2007	2008	2009	2010-2014

Pension Benefits	$67.7	$68.2	$69.4	$71.9	$73.9	$397.7
Other Postretirement Benefits	24.6	23.1	21.7	19.4	18.4	88.8

The other postretirement benefit payments are net of the annual Medicare Part D subsidy of approximately $12 million per year beginning in fiscal 2006.

Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company expects to reduce its pension obligation by $50.3 million and anticipates recording a curtailment gain related to negative prior service cost in the first quarter of 2005 in the range of $14 to $16 million. In conjunction with this action, the Company offered special termination benefits to certain employees that accepted early retirement. The Company recorded a special termination benefit charge of $1.8 million in 2004. The Company replaced the defined benefit pension plan with an additional defined contribution plan, whereby the Company will make additional contributions to the Company sponsored employee’s profit sharing plan. The new defined contribution plan has a five-year cliff-vesting schedule, but allows credit for service rendered prior to the inception of the defined contribution plan.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Drug Act”) was signed into law. The Drug Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” Due to the levels of benefits provided under the Company’s health care plans, management has concluded that the Company’s health care plans are at least actuarially equivalent to Medicare Part D. The Company initially elected to defer recognition of the benefit to its postretirement healthcare plans. In April 2004, the Company sold certain businesses that resulted in a plan curtailment and a subsequent expiration of the election to defer. As a result, the Company re-measured its postretirement benefit obligation and expense.

FOOTNOTE 14

Earnings per Share

The calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002, respectively, is shown below (in millions, except per share data):

			Convertible
		Dilutive	Preferred
	Basic Method	Securities(1)	Securities(2)	Diluted Method

2004
Loss from continuing operations	($19.1)	—	—	($19.1)
Loss per share	($0.07)	—	—	($0.07)

Loss from discontinued operations	($97.0)	—	—	($97.0)
Loss per share	($0.35)	—	—	($0.35)

Net loss	($116.1)	—	—	($116.1)
Loss per share	($0.42)	—	—	($0.42)

Weighted average shares outstanding	274.4	—	—	274.4

2003
Income from continuing operations	$213.2	—	—	$213.2
Earnings per share	$0.78	—	—	$0.78

Loss from discontinued operations	($259.8)	—	—	($259.8)
Loss per share	($0.95)	—	—	($0.95)

Net loss	($46.6)	—	—	($46.6)
Loss per share	($0.17)	—	—	($0.17)

Weighted average shares outstanding	274.1	—	—	274.1

2002
Income from continuing operations	$265.0	—	—	$265.0
Earnings per share	$0.99	—	—	$0.99

Income from discontinued operations	$46.5	—	—	$46.5
Income per share	$0.18	—	—	$0.17

Cumulative effect of accounting change	($514.9)	—	—	($514.9)
Loss per share	($1.93)	—	—	($1.92)

Net loss	($203.4)	—	—	($203.4)
Loss per share	($0.76)	—	—	($0.76)

Weighted average shares outstanding	267.1	0.9	—	268.0

(1)
Dilutive securities include “in the money options” and restricted stock awards. The weighted average shares outstanding for 2004, 2003 and 2002 exclude the dilutive effect of approximately 11.5 million, 12.3 million and 4.5 million options, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective years or the inclusion would have been anti-dilutive. The weighted average shares outstanding for 2004 excluded the effect of approximately 0.4 million restricted shares, because the inclusion would be anti-dilutive.

(2)
The convertible preferred securities are anti-dilutive in 2004, 2003 and 2002 and, therefore, have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $16.2 million, $16.6 million and $16.6 million in 2004, 2003 and 2002, respectively, and weighted average shares outstanding would have increased by 9.7 million shares, 9.9 million shares and 9.9 million shares in 2004, 2003 and 2002, respectively.

FOOTNOTE 15

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

FOOTNOTE 16

Stock Options and Restricted Stock Awards

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

The following summarizes the changes in the number of shares of common stock under option, including options to acquire common stock resulting from the conversion of options under pre-merger Rubbermaid option plans (in millions, except exercise prices):

					Weighted
				Weighted	average
		Weighted	Exercisable	Average	fair value of
		Average	at end	Exercise	options granted
	Shares	Exercise Price	of year	Price	during the year

Outstanding at December 31, 2001	9.9	$29	2.9	$33
Granted	3.9	32			$9
Exercised	(0.7)	25
Canceled / expired	(1.7)	32

Outstanding at December 31, 2002	11.4	30	3.4	$32
Granted	2.8	28			$8
Exercised	(0.3)	25

					Weighted
				Weighted	average
		Weighted	Exercisable	Average	fair value of
		Average	at end	Exercise	options granted
	Shares	Exercise Price	of year	Price	during the year

Canceled / expired	(1.6)	31

Outstanding at December 31, 2003	12.3	30	4.4	$31
Granted	3.0	23			$7
Exercised	(0.1)	22
Canceled / expired	(3.7)	30

Outstanding at December 31, 2004	11.5	$28	5.0	$30

Options outstanding and exercisable as of December 31, 2004 are as follows (in millions, except exercise prices):

	Options Outstanding			Options Exercisable
Range of		Weighted	Weighted Average		Weighted	Weighted Average
Exercise	Number	Average	Remaining	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life

$19.00 - $24.99	4.8	$23	8.1	1.4	$23	6.7
$25.00 - $34.99	5.2	29	6.8	2.6	29	5.9
$35.00 - $45.00	1.5	37	5.6	1.0	38	4.7

$19.00 - $45.00	11.5	$28	7.2	5.0	$30	5.9

The Company also grants restricted stock awards to directors and certain employees. Generally, these awards are subject to three-year cliff vesting and pay dividends quarterly. As of December 31, 2004, the Company had outstanding restricted stock awards of 401,000 shares, none of which are vested. Total compensation expense of $2.8 million was recorded in 2004 related to the restricted shares.

FOOTNOTE 17

Income Taxes

The provision for income taxes consists of the following as of December 31, (in millions):

	2004	2003	2002

Current:
Federal	($15.0)	$8.3	$47.0
State	5.6	1.6	7.7
Foreign	37.1	37.9	45.1

	27.7	47.8	99.8
Deferred	77.7	76.3	33.7

	$105.4	$124.1	$133.5

The non-U.S. component of income from continuing operations before income taxes and cumulative effect of accounting change was ($192.9) million in 2004, $26.0 million in 2003 and $11.7 million in 2002.

The components of the net deferred tax asset are as follows as of December 31, (in millions):

	2004	2003

Deferred tax assets:
Accruals not currently deductible for tax purposes	$93.8	$167.1
Postretirement liabilities	73.4	74.2
Inventory reserves	20.2	17.2
Prepaid pension asset	44.9	64.1
Self-insurance liability	14.5	17.4
Foreign net operating losses	255.1	205.6
Other	29.3	21.3

Total gross deferred tax assets	531.2	566.9

	2004	2003

Less valuation allowance	(248.3)	(167.1)

Net deferred tax asset after valuation allowance	$282.9	$399.8

Deferred tax liabilities:
Accelerated depreciation	($135.1)	($162.2)
Amortizable intangibles	(38.4)	(16.8)
Other	(6.0)	—

Total gross deferred liabilities	(179.5)	(179.0)

Net deferred tax asset	$103.4	$220.8

Current net deferred income tax asset	$73.8	$152.7
Noncurrent deferred income tax asset	29.6	68.1

	$103.4	$220.8

At December 31, 2004, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $794.4 million, most of which carryforward without expiration. The potential tax benefits associated with those foreign net operating losses are approximately $255.1 million. The valuation allowance increased $81.2 million during 2004 to $248.3 million at December 31, 2004. This increase was primarily due to foreign net operating losses generated during the year which management is uncertain as to the ability to utilize in the future.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows as of December 31,:

	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	0.9	0.5	1.8
Foreign tax credit	(7.0)	(0.3)	(0.8)
Foreign rate differential and other	(2.6)	0.9	(2.5)
Tax basis differential on goodwill impairment	95.8	0.7	—

Effective rate	122.1%	36.8%	33.5%

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At December 31, 2004, the estimated amount of total unremitted non-U.S. subsidiary earnings is $307.1 million.

Resolution of Tax Contingencies

In 2004, the statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $43.6 million. Accordingly, the impact was recorded in income taxes for the year ended December 31, 2004.

In addition, due to significant restructuring activity and certain changes in the Company’s business model affecting the utilization of net operating loss carryovers, particularly in certain European countries, the valuation allowance on certain net operating losses previously tax-benefited has been increased by $31.0 million. This amount was recorded in income taxes for the year ended December 31, 2004.

In 2004, the Company also received notification from the Internal Revenue Service that it would receive a net refund of $2.9 million relating to amounts previously paid. Accordingly, the impact was recorded in income taxes for the year ended December 31, 2004.

During the first quarter of 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific transaction reflected on the Company’s 2003 US federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. The Company’s December 31, 2004 and 2003 balance sheet reflected a $58 million and $57 million contingency reserve, respectively, for this transaction pending resolution of the appropriate treatment with the IRS. The benefit of this transaction will be recorded in the Company’s first quarter 2005 income statement.

FOOTNOTE 18

Impairment Charges

The following table summarizes the noncash pretax impairment charges for the year ended December 31, 2004 (in millions):

		Other	Other Long-Lived
		Indefinite-Lived	Assets (Fixed
Segment	Goodwill	Intangible Assets	Assets / Patents)	Total

Cleaning & Organization	$34.0	$—	$56.2	$90.2
Office Products	138.8	93.8	11.4	244.0
Tools & Hardware	1.5	3.3	2.0	6.8
Home Fashions	8.4	18.9	3.9	31.2
Other	—	—	1.8	1.8

Total	$182.7	$116.0	$75.3	$374.0

Cleaning & Organization

The European Cleaning & Organization home products business was previously classified in the fix portfolio of the Company’s business, as management believed that the restructuring and other investments made in the business would produce favorable returns in the future. These expected returns did not materialize and in 2004, the Company began exploring alternatives for this business. Accordingly, an impairment charge of $78.9 million was recorded to write the goodwill and other long-lived assets down to fair value (disposal value). On January 12, 2005, the Company entered into an agreement for the intended sale of this business. See Footnote 22 for further details.

The remaining impairment charge relates mainly to the Company’s decision to exit certain product lines, which resulted in the impairment of fixed assets. The Company determined the fair value of these fixed assets by estimating the future cash flows attributable to the fixed assets, including an estimate of the ultimate sale proceeds. Accordingly, the Company recorded a charge to write the assets to their estimated fair value.

Office Products

The impairment charge recorded in the Office Products segment is primarily a result of three factors:

•
Prior year restructuring activity related to a product line in the European business has not resulted in the expected returns, and management is currently exploring alternatives for this product line. Accordingly, an impairment charge was recorded to write the goodwill, other indefinite-lived intangible assets and other long-lived assets down to fair value (disposal value). The impairment charge recognized on this product line was $80.8 million, of which $8.5 million related to the write-down of fixed assets. The write-down of fixed assets is expected to decrease depreciation expense in 2005 by approximately $1 million.

•
In the European business, the Company has historically promoted and supported several different brands in the everyday writing category. In the third quarter, management developed a plan to consolidate certain brands in Europe in this category. This new plan results from several factors:

➢
The Company believes that rationalizing its brands will enable the Company to more effectively allocate capital and other resources. In this regard, the Company is focused on promoting its brands globally and reducing the reliance on local or regional brands.

➢
The brand that is targeted for rationalization has experienced sales declines, especially in the current year, and management believes it has more effective investment opportunities outside of this brand.

As a result of this plan, the Company recognized an impairment charge of $123.1 million related to this product line.

•
In the third quarter, management decided to rationalize several trademarks and trade names (brands), primarily in the Latin America businesses. The current plan is to reduce the number of brands from 76 to 12 over the next three years. As a result of this decision, the Company determined that certain brands that were previously considered to have indefinite lives were impaired. Accordingly, the Company wrote these trademarks and trade names down to their fair value and will begin amortizing these brands over their remaining useful lives (generally three years). As a result of this reclassification, amortization expense is expected to increase by approximately $3 million in 2005. The total impairment charge recognized as a result of the decision to rationalize brands was $37.2 million.

Home Fashions

Management decided to rationalize certain trademarks and trade names (brands), primarily in the United Kingdom home fashions business, in order to focus on promoting more effective brands. As a result of this decision the Company determined that these brands became impaired and accordingly, these trademarks and trade names, as well as certain associated patents, have been written off. The impairment charge associated with this decision was $17.2 million. Additionally, primarily as a result of an increase from the prior year in the discount rate (risk adjusted rate) used in calculating the enterprises’ fair value, an impairment charge of $8.4 million was recorded on goodwill.

The remaining impairment charge relates to the Company exploring various options, including rationalization, for certain product lines in the Home Fashions reportable segment. As this process progressed, the Company determined that certain long-lived assets had a net book value in excess of their fair value and, accordingly, recorded an impairment charge.

Tools & Hardware / Other

The impairment charge recorded in the Tools & Hardware and Other segments primarily relates to patents that the Company will allow to expire and fixed assets that are held for sale and, accordingly, have been written down to fair value.

The Company cannot predict whether certain events might occur that would adversely affect the reported value of the remaining goodwill and other identifiable intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationship with significant customers. Additionally, increases in the risk-adjusted rate could result in additional impairment charges.

2003:

The Company recognized an impairment charge of $34.5 million, primarily related to the decision to exit certain product lines, most of which were in the Cleaning & Organization segment.

FOOTNOTE 19

Other Nonoperating (Income) Expenses

Total other nonoperating (income) expenses consist of the following as of December 31, (in millions):

	2004	2003	2002

Equity earnings	($0.9)	$—	($0.8)
Minority interest	2.3	0.4	0.3
Loss on sales of marketable equity securities	—	—	1.2
Currency transaction (gain) loss	(1.1)	(2.9)	4.2

	2004	2003	2002

ATC transaction costs (1)	—	—	8.7
Costs associated with withdrawn divestiture (2)	—	—	13.6
Gain on disposal of fixed assets	(9.0)	(3.0)	(2.0)
Loss on sale of businesses (3)	—	29.7	—
Gain on debt extinguishment (4)	(4.4)	—	—
Other	2.1	1.4	3.4

	($11.0)	$25.6	$28.6

(1)	Represents costs associated with the debt extinguishment following the acquisition of IRWIN. See Footnote 3 for further information.
(2)	Represents transaction costs associated with the Company’s withdrawal in 2002 from the planned divestiture of its Anchor Hocking glass business.
(3)
The loss on sale of businesses relates primarily to the sale of the Cosmolab business and the German picture frames business. On March 27, 2003, the Company sold its Cosmolab business, a division of the Other segment, and recorded a non-cash pretax loss of $21.2 million. On December 31, 2003, the Company also sold its German frames business, a division of the Home Fashions segment, and recognized a pre-tax loss of $9.2 million. Neither the Cosmolab business nor the German frames business is included in discontinued operations for financial statement purposes.

(4)	See Footnote 10 for further information regarding debt extinguishment.

FOOTNOTE 20

Industry Segment Information

The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products

Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, industrial tool accessories, manual paint applicators, cabinet and window hardware, propane torches
Home Fashions	Drapery houseware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, and strollers

The Company’s segment results are as follows as of December 31, (in millions):

	2004	2003	2002

Net Sales (1)
Cleaning & Organization	$1,858.1	$2,013.7	$1,901.8
Office Products	1,686.2	1,681.2	1,684.1
Tools & Hardware	1,218.7	1,199.7	783.0
Home Fashions	906.8	901.0	955.7
Other	1,078.6	1,103.4	1,112.3

	$6,748.4	$6,899.0	$6,436.9

Operating Income (2)
Cleaning & Organization	$90.8	$92.0	$169.0
Office Products	261.9	309.6	306.1
Tools & Hardware	181.8	179.3	79.2
Home Fashions	33.0	44.4	44.3
Other	92.6	120.7	94.0
Corporate	(39.4)	(30.3)	(31.1)
Impairment Charge	(374.0)	(34.5)	—
Restructuring Costs (3)	(52.1)	(184.0)	(101.8)

	$194.6	$497.2	$559.7

	2004	2003

Identifiable Assets
Cleaning & Organization	$1,074.9	$1,256.5
Office Products	998.1	997.5
Tools & Hardware	836.2	812.1
Home Fashions	599.0	630.2
Other	523.1	577.8
Corporate (4)	2,634.6	2,814.5
Discontinued Operations	—	392.1

	$6,665.9	$7,480.7

Geographic Area Information

	2004	2003	2002

Net Sales
United States	$4,607.2	$4,788.2	$4,569.5
Canada	349.1	351.5	283.0

North America	4,956.3	5,139.7	4,852.5
Europe	1,436.2	1,403.2	1,269.8
Central and South America	200.7	202.8	206.1
Other	155.2	153.3	108.5

	$6,748.4	$6,899.0	$6,436.9

Operating Income (2), (6)
United States	$435.7	$437.4	$479.6
Canada	72.5	67.0	38.9

North America	508.2	504.4	518.5
Europe	(311.8)	(38.3)	(1.5)
Central and South America	(32.9)	4.4	20.5
Other	31.1	26.7	22.2

	$194.6	$497.2	$559.7

Identifiable Assets (5)
United States	$4,836.1	$5,012.1
Canada	114.6	136.2

North America	4,950.7	5,148.3
Europe	1,394.0	1,628.3
Central and South America	185.1	195.4
Other	136.1	116.6
Discontinued Operations	—	392.1

	$6,665.9	$7,480.7

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14%, 14% and 12% of consolidated net sales for the years ended December 31, 2004, 2003 and 2002, respectively, substantially across all divisions. Sales to no other customer exceeded 10% of consolidated net sales for any year.

(2)
Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Restructuring costs are recorded as both Restructuring Costs and as part of Cost of Products Sold in the Consolidated Statements of Operations (refer to Footnote 4 for additional detail.)
(4)
Corporate assets primarily include trade names and goodwill, equity investments and deferred tax assets. Accordingly, the write-down of goodwill and other intangible assets associated with the impairment charge (see Footnote 18 for additional details) have been reflected as reductions in Corporate assets.

(5)	Transfers of finished goods between geographic areas are not significant. Corporate assets are primarily reflected in the United States.
(6)	The restructuring and impairment charges have been reflected in the appropriate geographic regions.

FOOTNOTE 21

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

As of December 31, 2004, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

In assessing its environmental response costs, the Company has considered several factors, including: the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s, and other parties’, status as PRPs is disputed.

The Company’s estimate of environmental response costs associated with these matters as of December 31, 2004 ranged between $13.6 million and $19.6 million. As of December 31, 2004, the Company had a reserve equal to $16.0 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to four long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value.

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

As of December 31, 2004, the Company had $100.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical.

FOOTNOTE 22

Subsequent Events

Sale of Curver

The Curver business was previously classified in the fix portfolio of the Company’s business, as management believed that the restructuring and other investments made in the business would produce favorable returns in the future. These expected returns did not materialize and in 2004, the Company began exploring alternatives for this business, including, but not limited to, marketing the business for potential sale. An impairment charge relating to this business of approximately $80 million was recognized in the third quarter of 2004, related to this change in strategic direction.

On January 12, 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. The Curver business manufactures and markets plastic products for home storage and garage organization, food storage, laundry, bath, cleaning, closet organization and refuse removal in various countries in Europe. The Company’s European commercial products and other European businesses would not be affected by the sale.

The intended sale is subject to consultation with works councils, trade unions and employees in the countries concerned. The Company has instituted consultation with respect to the intended sale and shall give due consideration to the opinions of such councils, unions and employees as required by law in the context of the contemplated sale. Completion of the intended sale would also be subject to other customary conditions. The Company currently anticipates that the intended sale would be completed in the second quarter of 2005.

The contemplated sale price would be $5 million, payable at closing, and a contingent note for $5 million, payable within 12 years. The sales price is subject to reduction for working capital adjustments. There would also be contingent payments, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ended December 31, 2009. In addition to the contemplated sale of the Curver business, the Company would provide transitional services to the purchaser, and the purchaser would become a supplier to the Company with regard to the manufacture of certain products that the Company sells in other European businesses.

The agreement contains customary representations, warranties, covenants and conditions. The agreement also contains indemnification provisions subject to specified limitations as to time and amount. The agreement is subject to termination if the transaction is not completed within four months or, in certain cases, six months.

In connection with this intended transaction, the Company expects to record a total non-cash loss related to the sale of approximately $75 to $95 million in the first and second quarters of 2005. The Curver business had 2004 sales of approximately $150 million.

The Company also considered alternative scenarios for the business, but estimated that the value of the business to the Company after accounting for the net cash to be expended under such alternative scenarios would be maximized by a sale of the business, primarily due to the significant restructuring liabilities that would be incurred in such alternative scenarios.

The following table presents summarized balance sheet information of the Curver business as of December 31, 2004 (in millions):

Accounts receivable, net	$29.3
Inventories, net	23.3
Prepaid expenses and other current assets	18.9

Total Current Assets	71.5

Property, plant and equipment, net	46.1
Other assets	0.7

Total Assets	$118.3

Accounts payable	$21.4
Other accrued liabilities	21.0

Total Current Liabilities	42.4

Long-term liabilities	0.2

Total Liabilities	$42.6

Resolution of Tax Contingencies

During the first quarter of 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific transaction reflected on the Company’s 2003 US federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. The Company’s December 31, 2004 and 2003 balance sheet reflected a $58 million and $57 million contingency reserve, respectively, for this transaction pending resolution of the appropriate treatment with the IRS. The benefit of this transaction will be recorded in the Company’s first quarter 2005 income statement.

Purchase of Preferred Securities

On February 10, 2005, the Company purchased 550,000 shares of its Preferred Securities from a holder for $47.375 per share. The Company paid a total of $26.1 million.

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

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2004, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)
Management’s Report on Internal Control Over Financial Reporting. The Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(c)
Attestation Report of the Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 2 and 3, 2004, the Company’s Organizational Development & Compensation Committee and its Board of Directors approved performance goals for 2005 under the Company’s Management Cash Bonus Plan based on a combination of the following business criteria: for Corporate participants, earnings per share and cash flow; for Group participants, earnings per share, cash flow and operating income; and for Divisional participants, earnings per share, cash flow, operating income and sales growth.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2005 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees” and is incorporated herein by reference.

Information required under this Item with respect to Executive Officers of the Company will be included as a supplemental item at the end of Part I of this report.

Information regarding compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance Reporting,” which information is hereby incorporated by reference herein.

Information required under this Item with respect to the Company’s Code of Ethics for Senior Financial Officers will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Code of Ethics” and is incorporated herein by reference.

Information required under this Item with respect to the audit committee and audit committee financial experts will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Committees — Audit Committee” and is incorporated herein by reference.

Information required under this Item with respect to communications between security holders and Directors will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Director Nomination Process/Communications with the Board of Directors” and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding executive compensation will be included in the Proxy Statement under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation,” which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be included in the Proxy Statement under the captions “Certain Beneficial Owners” and “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this Item will be included in the Proxy Statement under the caption “Election of Directors” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this Item will be included in the Proxy Statement under the caption “Ratification of Appointment of Independent Accountants” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets — December 31, 2004 and 2003

Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss — Years Ended December 31, 2004, 2003 and 2002

Footnotes to Consolidated Financial Statements — December 31, 2004, 2003 and 2002

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

(b) EXHIBIT INDEX

		Exhibit
		Number	Description of Exhibit

Item 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	2.1
Stock and Asset Purchase Agreement, dated as of March 12, 2004, between the Company and Global Home Products LLC and Amendment No. 1 thereto, dated as of April 13, 2004 (incorporated by reference to Exhibit 2.1 and Exhibit 2.2, respectively, to the Company’s Current Report on Form 8-K dated April 13, 2004).

		Exhibit
		Number	Description of Exhibit

Item 3.	Articles of Incorporation and By-Laws	3.1
Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

		3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures	4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001, is included in Item 3.1.

		4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

		4.3
Rights Agreement, dated as of August 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated August 6, 1998, File No. 001-09608), as amended by a First Amendment to Rights Agreement effective as of September 29, 2003, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A, filed October 27, 2003).

		4.4
Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8-K amending the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992, File No. 001-09608).

		4.5
Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

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

4.8
Five-Year Credit Agreement dated as of June 14, 2002 by and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A. and Bank One, NA, as co-syndication agents, and Barclays Bank PLC and BNP Paribas, as co-documentation agents (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-3, File No. 333-88050, filed July 10, 2002), as amended by Amendment No. 1 to the Five-Year Credit Agreement dated as of June 13, 2003 between Newell Rubbermaid Inc., each of the lenders signatory thereto and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.	Material Contracts	*10.1.1	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2002 (incorporated by reference to Exhibit 10.3 to Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

		*10.1.2	Performance Goals under Newell Rubbermaid Inc. Management Cash Bonus Plan.

*10.2
Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09608).

*10.3
Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

*10.4
Rubbermaid Incorporated 1993 Deferred Compensation Plan (incorporated by reference to Exhibit A of the Rubbermaid Incorporated Proxy Statement for the April 27, 1993 Annual Meeting of Shareholders, File No. 001-04188).

*10.5
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

*10.6
Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

		Exhibit
		Number	Description of Exhibit

		*10.7
Newell Rubbermaid Inc. 2003 Stock Plan, effective May 7, 2003, as amended May 12, 2004 (incorporated by reference to Exhibit B of the Company’s 2003 Proxy Statement, dated March 24, 2003, and filed with the Securities and Exchange Commission on March 31, 2003 and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for quarterly period ended March 31, 2004).

		*10.8	Forms of Stock Option Agreement and Restricted Stock Award Agreement under the 2003 Stock Plan.

		*10.9
Newell Rubbermaid Medical Plan for Executives, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09608).

		*10.10
Confidentiality, Noncompetition and Nonsolicitation Agreement between the Company and Joseph Galli, dated as of February 20, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

		*10.11
Form of Employment Security Agreement with the Company’s Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 10, 2004).

		10.12
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

		10.14
Five-Year Credit Agreement dated as of June 14, 2002 by and among Newell Rubbermaid Inc., JPMorgan Chase Bank, as administrative agent, J.P. Morgan Securities Inc., as sole lead arranger and sole bookrunner, Bank of America, N.A. and Bank One, NA, as co-syndication agents, and Barclays Bank PLC and BNP Paribas, as co-documentation agents, as amended, is included in Item 4.8.

Item 11.		11	Statement of Computation of Earnings per Share of Common Stock.

Item 12.		12	Statement of Computation of Earnings to Fixed Charges.

Item 14.		14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

		Exhibit
		Number	Description of Exhibit

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule13a-14(a)/15d-14 (a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) , As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 99.	Additional Exhibits	99.1	Safe Harbor Statement.

*	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By          /s/ J. Patrick Robinson
Title      Vice President — Chief Financial Officer
Date      February 25, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 25, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ William D. Marohn William D. Marohn	Chairman of the Board and Director

/s/ Joseph Galli, Jr. Joseph Galli, Jr.	President, Chief Executive Officer and Director

/s/ J. Patrick Robinson J. Patrick Robinson	Vice President — Chief Financial Officer

/s/ Ronald L. Hardnock Ronald L. Hardnock	Vice President — Corporate Controller

/s/ Thomas E. Clarke Thomas E. Clarke	Director

/s/ Scott S. Cowen Scott S. Cowen	Director

/s/ Michael T. Cowhig Michael T. Cowhig	Director

Alton F. Doody	Director

/s/ Mark D. Ketchum Mark D. Ketchum	Director

/s/ William D. Marohn William D. Marohn	Director

/s/ Elizabeth Cuthbert Millett Elizabeth Cuthbert Millett	Director

/s/ Cynthia A. Montgomery Cynthia A. Montgomery	Director

/s/ Allan P. Newell Allan P. Newell	Director

/s/ Gordon R. Sullivan Gordon R. Sullivan	Director

/s/ Raymond G. Viault Raymond G. Viault	Director

Schedule II

Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

	Balance at		Charges to		Balance at
	Beginning		Other		End of
(In millions)	of Period	Provision	Accounts (1)	Write-offs	Period

Allowance for Doubtful Accounts:
Year ended December 31, 2004	$62.5	$21.5	$—	($26.7)	$57.3
Year ended December 31, 2003	73.3	7.7	0.9	(19.4)	62.5
Year ended December 31, 2002	55.1	34.0	1.3	(17.1)	73.3

(1)	Represents recovery of accounts previously written off and net reserves of acquired or divested businesses.

	Balance at				Balance at
	Beginning				End of
(In millions)	of Period	Provision	Write-offs	Other (2)	Period

Inventory Reserves:
Year ended December 31, 2004	$96.9	$81.4	($88.0)	$—	$90.3
Year ended December 31, 2003	117.7	48.8	(71.4)	1.8	96.9
Year ended December 31, 2002	103.1	57.4	(56.0)	13.2	117.7

(2)	Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.