Form 10-Q
period 2005-03-31
NEWELL RUBBERMAID INC
filed 2005-05-06
CIK 814453

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2005

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

Yes ☑                                                                                  No ☐

Number of shares of common stock outstanding (net of treasury shares) as of April 30, 2005: 275.3 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$1,393.6	$1,490.8
Cost of products sold	1,014.7	1,086.4

GROSS MARGIN	378.9	404.4
Selling, general and administrative expenses	304.0	299.8
Restructuring costs	6.2	21.6

OPERATING INCOME	68.7	83.0

Nonoperating expenses:
Interest expense, net	30.8	30.9
Other (income) expense, net	(2.3)	2.3

Net nonoperating expenses	28.5	33.2

INCOME BEFORE INCOME TAXES	40.2	49.8
Income taxes	(46.7)	16.2

INCOME FROM CONTINUING OPERATIONS	86.9	33.6
Loss from discontinued operations, net of tax	(50.3)	(108.5)

NET INCOME (LOSS)	$36.6	($74.9)

Weighted average shares outstanding:
Basic	274.4	274.4
Diluted	274.9	274.5

Earnings (loss) per share:
Basic –
Income from continuing operations	$0.32	$0.12
Loss from discontinued operations	(0.18)	(0.40)

Net earnings (loss) per common share	$0.13	($0.27)

Diluted –
Income from continuing operations	$0.32	$0.12
Loss from discontinued operations	(0.18)	(0.40)

Net earnings (loss) per common share	$0.13	($0.27)

Dividends per share	$0.21	$0.21

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$429.8	$505.6
Accounts receivable, net	1,037.4	1,233.0
Inventories, net	1,057.0	949.0
Deferred income taxes	74.0	73.8
Prepaid expenses and other	123.3	180.4
Current assets of discontinued operations	65.0	70.6

TOTAL CURRENT ASSETS	2,786.5	3,012.4

OTHER ASSETS	191.1	186.3

PROPERTY, PLANT AND EQUIPMENT, NET	1,211.0	1,267.0

DEFERRED INCOME TAXES	13.1	30.2

GOODWILL	1,821.0	1,824.6

OTHER INTANGIBLE ASSETS, NET	309.2	299.1

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	46.9

TOTAL ASSETS	$6,331.9	$6,666.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in millions, except par value)

	March 31,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$629.4	$661.5
Accrued compensation	83.8	113.3
Other accrued liabilities	677.6	789.4
Income taxes	—	68.8
Notes payable	18.5	21.3
Current portion of long-term debt	195.4	185.6
Current liabilities of discontinued operations	26.4	31.4

TOTAL CURRENT LIABILITIES	1,631.1	1,871.3

LONG-TERM DEBT	2,383.8	2,424.3

OTHER NONCURRENT LIABILITIES	583.5	606.0

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	0.3	0.7

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 at $1.00 par value	290.1	290.1
Outstanding shares:
2005 - 290.1
2004 - 290.1
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2005 - 15.7
2004 - 15.7
Additional paid-in capital	446.7	437.5
Retained earnings	1,497.2	1,518.6
Accumulated other comprehensive loss	(89.2)	(70.4)

TOTAL STOCKHOLDERS’ EQUITY	1,733.2	1,764.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,331.9	$6,666.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$36.6	($74.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	55.6	60.9
Deferred income taxes	10.8	7.3
Noncash restructuring charges	3.2	8.9
Gain on sale of assets/debt extinguishment	(3.7)	(4.1)
Loss on discontinued businesses	49.1	104.6
Other	(3.4)	2.2
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	183.7	150.3
Inventories	(116.9)	(108.3)
Accounts payable	(29.9)	(35.6)
Accrued liabilities and other	(129.7)	(105.4)
Discontinued operations	0.1	(12.6)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	55.5	(6.7)

INVESTING ACTIVITIES:
Acquisition, net of cash acquired	(30.3)	—
Expenditures for property, plant and equipment	(23.1)	(36.6)
Disposals of noncurrent assets and sale of businesses	12.9	16.5

NET CASH USED IN INVESTING ACTIVITIES	(40.5)	(20.1)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	1.9	9.7
Payments on notes payable and long-term debt	(31.1)	(17.7)
Cash dividends	(58.0)	(57.7)
Proceeds from exercised stock options and other	—	0.9

NET CASH USED IN FINANCING ACTIVITIES	(87.2)	(64.8)

Exchange rate effect on cash	(3.6)	(0.9)

DECREASE IN CASH AND CASH EQUIVALENTS	(75.8)	(92.5)

Cash and cash equivalents at beginning of year	505.6	144.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$429.8	$51.9

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 – Basis of Presentation

The accompanying unaudited consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Fair Value of Stock Options: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and will require adoption no later than January 1, 2006. The Company expects to adopt the provisions of the new standard effective January 1, 2006.

As of March 31, 2005, the Company’s stock option plans are accounted for under APB No. 25. As a result, the Company grants fixed stock options under which no compensation cost is recognized. Had compensation cost for the options granted been determined consistent with SFAS 123(R), the Company’s net income and earnings per share would have been reduced to the following pro forma amounts under the Black Scholes method for the three months ended March 31, (in millions, except per share data):

	2005	2004
Net income (loss):
As reported	$36.6	($74.9)
Fair value option expense, net of tax	(2.8)	(4.5)

Pro forma	$33.8	($79.4)

Basic earnings/(loss) per share:
As reported	$0.13	($0.27)
Pro forma	$0.12	($0.29)

Diluted earnings/(loss) per share:
As reported	$0.13	($0.27)
Pro forma	$0.12	($0.29)

Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation. See Footnote 2 for a discussion of discontinued operations.

Footnote 2 – Discontinued Operations

On January 12, 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. The Curver business manufactures and markets plastic products for home storage and garage organization, food storage, laundry, bath, cleaning, closet organization and refuse removal in various countries in Europe. The Company’s European commercial products and other European businesses would not be affected by the sale. The Curver business had 2004 sales of $151.8 million.

The contemplated sale price is $5 million, payable at closing, and a contingent note for $5 million, payable within 12 years. The sales price is subject to reduction for working capital adjustments. There could also be contingent payments received by the Company, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ended December 31, 2009.

The agreement contains customary representations, warranties, covenants and conditions. The agreement also contains indemnification provisions subject to specified limitations as to time and amount. The agreement is subject to termination if the transaction is not completed within four months or, in certain cases, six months.

In connection with this intended transaction, the Company expects to record a total non-cash loss related to the sale of approximately $60 to $80 million, including the $49.1 million loss recorded in the first quarter of 2005. In the first quarter, the Company wrote-off the remaining long-lived assets of the business (primarily property, plant and equipment) and recorded the charge in discontinued operations as a loss on the disposal. The remaining charge is expected to be recorded in the second quarter of 2005 when the deal is expected to close.

The following table summarizes the results of the discontinued operations for the three months ended March 31, (in millions):

	2005	2004
Net sales	$37.1	$183.8
Loss from operations of discontinued operations, net of income tax expense (benefit) of $0.2 and ($2.5) for 2005 and 2004, respectively	$(1.2)	$(3.9)
Loss on disposal of discontinued operations	$(49.1)	$(104.6)

Loss from discontinued operations	$(50.3)	$(108.5)

The 2005 amounts reflect only the operations of the Curver business, while the 2004 amounts also include businesses sold in 2004 (Panex Brazilian low-end cookware division, European picture frames businesses, U.S. picture frames business (Burnes), Anchor Hocking glassware business, Mirro cookware business and the Little Tikes Commercial Playground Systems business). No amounts related to interest expense have been allocated to discontinued operations.

The following table presents summarized balance sheet information of the discontinued operations (in millions):

	March 31,	December 31,
	2005	2004
Accounts receivable, net	$37.2	$45.7
Inventories, net	26.6	23.3
Prepaid expenses and other	1.2	1.6

Total Current Assets	65.0	70.6

Property, plant and equipment, net	—	41.2
Other assets	—	5.7

Total Assets	$65.0	$117.5

	March 31,	December 31,
	2005	2004
Accounts payable	$20.5	$21.4
Other accrued liabilities	5.9	10.0

Total Current Liabilities	26.4	31.4

Long-term liabilities	0.3	0.7

Total Liabilities	$26.7	$32.1

Footnote 3 – Restructuring Costs

In the second quarter of 2004, the Company completed its accounting charges associated with its strategic restructuring plan (the “Plan”) announced on May 3, 2001. The specific objectives of the Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $461.7 million in restructuring charges under the Plan, including $87.4 million in discontinued operations. Under the Plan, the Company exited 84 facilities and reduced headcount by approximately 12,000. The Company expects total annual savings of between $125 and $150 million ($105 to $115 million related to the reduced headcount, $10 to $20 million related to reduced depreciation, and $10 to $15 million related to other cash savings).

Pre-tax restructuring costs consisted of the following for the three months ended March 31, (in millions):

	2005	2004

Facility and other exit costs	$3.4	$13.9
Employee severance and termination benefits	1.5	5.4
Exited contractual commitments and other	1.3	2.3

Recorded as Restructuring Costs	$6.2	$21.6

A summary of the Company’s restructuring plan reserves is as follows (in millions):

	2005	2004

Beginning balance at January 1,	$27.9	$145.5
Restructuring costs (provision)	6.2	21.6
Costs incurred	(14.4)	(31.4)

Ending balance at March 31,	$19.7	$135.7

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $10.6 million and $15.7 million in the first three months of 2005 and 2004, respectively.

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs and will require future cash payments.

The following table depicts the changes in accrued restructuring reserves for the three months ended March 31, aggregated by reportable business segment (in millions):

	12/31/04		Costs	03/31/05
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$3.5	$(0.4)	$(0.7)	$2.4
Office Products	12.5	0.6	(3.6)	9.5
Tools & Hardware	3.1	4.9	(6.0)	2.0
Home Fashions	0.9	(0.4)	(0.2)	0.3
Other	2.3	1.7	(3.1)	0.9
Corporate	5.6	(0.2)	(0.8)	4.6

	$27.9	$6.2	$(14.4)	$19.7

	12/31/03		Costs	03/31/04
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$55.9	$5.1	($12.9)	$48.1
Office Products	29.9	(0.6)	(3.7)	25.6
Tools & Hardware	17.9	1.5	(9.7)	9.7
Home Fashions	17.7	5.7	(2.0)	21.4
Other	9.6	9.7	(0.7)	18.6
Corporate	14.5	0.2	(2.4)	12.3

	$145.5	$21.6	($31.4)	$135.7

During the first quarters of 2005 and 2004, the Company reduced its restructuring reserves by approximately $1.0 million and $0.6 million, respectively, primarily as a result of a change in estimate on the amount of proceeds to be received from the sale of fixed assets scheduled for disposal.

Footnote 4 – Inventories

Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

	March 31,	December 31,
	2005	2004
Materials and supplies	$231.0	$217.3
Work in process	186.1	169.3
Finished products	639.9	562.4

	$1,057.0	$949.0

Footnote 5 – Long-term Debt

The following is a summary of long-term debt (in millions):

	March 31,	December 31,
	2005	2004
Medium-term notes	$1,647.0	$1,647.0
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	446.7	474.3
Terminated interest rate swaps	34.9	38.3
Other long-term debt	0.6	0.3

Total debt	2,579.2	2,609.9
Current portion of long-term debt	(195.4)	(185.6)

Long-term Debt	$2,383.8	$2,424.3

In February 2005, the Company purchased 550,000 shares of 5.25% convertible preferred securities (“Preferred Securities”) that were issued by a 100%-owned finance subsidiary of the Company and are fully and unconditionally guaranteed by the Company, from a holder for $47.375 per share. In connection with the purchase of these securities, the Company negotiated the early retirement of the corresponding junior convertible subordinated debentures with the financing subsidiary. The Company accounted for this transaction as an extinguishment of debt resulting in a net gain of $1.1 million, which was included in Other (income) expense, net.

Footnote 6 – Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension (income) expense for the three months ended March 31, (in millions):

	United States		International
	2005	2004	2005	2004
Service cost-benefits earned during the year	$0.5	$11.0	$2.1	$1.8
Interest cost on projected benefit obligation	12.9	13.5	6.2	4.9
Expected return on plan assets	(16.3)	(16.3)	(5.6)	(4.5)
Amortization of:
Prior service cost	0.3	(0.2)	—	—
Actuarial loss	1.2	1.4	1.0	0.4
Curtailment & special termination benefit costs	(16.7)	—	—	0.2

Net pension (income) expense	($18.1)	$9.4	$3.7	$2.8

Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost of $15.8 million in the first quarter of 2005. In conjunction with this action, the Company offered special termination benefits to certain employees that accepted early retirement. The Company replaced the defined benefit pension plan with an additional defined contribution plan, whereby the Company will make additional contributions to the Company sponsored employee’s profit sharing plan. The new defined contribution plan has a five-year cliff-vesting schedule, but allows credit for service rendered prior to the inception of the defined contribution plan.

The following table presents the components of the Company’s other postretirement benefits expense for the three months ended March 31, (in millions):

	2005	2004
Service cost-benefits earned during the year	$0.9	$1.3
Interest cost on projected benefit obligation	3.7	4.1
Amortization of prior service cost	(0.1)	—
Actuarial loss	0.3	0.3

Net pension expense	$4.8	$5.7

Footnote 7 – Income Taxes

In January 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific transaction reflected on the Company’s 2003 US federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. A $58.6 million benefit was recorded in income taxes for the three months ended March 31, 2005 related to this issue. The amount was fully reserved as of December 31, 2004.

Footnote 8 – Earnings per Share

The calculation of basic and diluted earnings (loss) per share for the three months ended March 31, is shown below (in millions, except per share data):

			Convertible
	Basic	Dilutive	Preferred	Diluted
	Method	Securities(1)	Securities(2)	Method
Three Months Ended March 31, 2005
Income from continuing operations	$86.9	—	—	$86.9
Earnings per share	$0.32	—	—	$0.32

Loss from discontinued operations	$(50.3)	—	—	$(50.3)
Loss per share	$(0.18)	—	—	$(0.18)

Net income	$36.6	—	—	$36.6
Earnings per share	$0.13	—	—	$0.13

Weighted average shares outstanding	274.4	0.5	—	274.9

Three Months Ended March 31, 2004
Income from continuing operations	$33.6	—	—	$33.6
Earnings per share	$0.12	—	—	$0.12

Loss from discontinued operations	$(108.5)	—	—	$(108.5)
Loss per share	$(0.40)	—	—	$(0.40)

Net loss	$(74.9)	—	—	$(74.9)
Loss per share	$(0.27)	—	—	$(0.27)

Weighted average shares outstanding	274.4	0.1	—	274.5

(1)	Dilutive securities include “in the money options” and restricted stock awards. The weighted average shares outstanding for the three months ended March 31, 2005 and 2004 exclude the dilutive effect of approximately 12.7 million and 8.9 million stock options, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective periods or the inclusion would have been anti-dilutive.

(2)	The convertible preferred securities are anti-dilutive for the three months ended March 31, 2005 and 2004, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.8 million and $4.2 million for the three months ended March 31, 2005 and 2004, respectively, and weighted average shares outstanding would have increased by 8.5 million shares and 9.9 million shares for 2005 and 2004, respectively.

The Company also grants restricted stock awards to directors and certain employees. Generally, these awards are subject to three-year cliff vesting and pay dividends quarterly. As of March 31, 2005, the Company had outstanding restricted stock awards of 0.8 million shares, none of which are vested. Total compensation expense of $1.3 million and $0.7 million was recorded for the three months ended March 31, 2005 and 2004, respectively, related to the restricted shares.

Footnote 9 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss encompasses foreign currency translation adjustments, net gains/(losses) on derivative instruments and net minimum pension liability adjustments and is recorded within stockholders’ equity.

The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain/(Loss)	(Loss)/Gain	Liability	Loss
Balance at December 31, 2004	$120.4	$(4.3)	$(186.5)	$(70.4)
Current year change	(23.2)	4.4	—	(18.8)

Balance at March 31, 2005	$97.2	$0.1	$(186.5)	$(89.2)

Total comprehensive income (loss) amounted to the following for the three months ended March 31, (in millions):

	2005	2004
Net income (loss)	$36.6	$(74.9)
Foreign currency translation (loss) gain	(23.2)	46.6
After-tax derivatives hedging gain (loss)	4.4	(10.9)

Comprehensive income (loss)	$17.8	$(39.2)

Footnote 10 — Industry Segments

The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products

Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, industrial tool accessories, manual paint applicators, cabinet hardware, propane torches
Home Fashions	Drapery hardware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, and strollers

The Company’s segment results are as follows (in millions):

	Three Months Ended
	March 31,
	2005	2004
Net Sales (1)
Cleaning & Organization	$341.1	$405.9
Office Products	332.8	332.8
Tools & Hardware	276.4	274.3
Home Fashions	198.3	226.8
Other	245.0	251.0

	$1,393.6	$1,490.8

Operating Income (2)
Cleaning & Organization	$15.4	$17.4
Office Products	33.5	31.8
Tools & Hardware	26.7	43.0
Home Fashions	(4.5)	3.9
Other	13.3	15.9
Corporate (3)	(9.5)	(7.4)
Restructuring Costs (4)	(6.2)	(21.6)

	$68.7	$83.0

	March 31,	December 31,
	2005	2004
Identifiable Assets
Cleaning & Organization	$889.2	$884.8
Office Products	929.6	998.1
Tools & Hardware	844.1	836.2
Home Fashions	588.0	599.0
Other	493.0	523.1
Corporate (5)	2,523.0	2,707.8
Discontinued Operations	65.0	117.5

	$6,331.9	$6,666.5

Geographic Area Information

	Three Months Ended
	March 31,
	2005	2004
Net Sales
United States	$954.7	$1,031.5
Canada	72.2	73.7

North America	1,026.9	1,105.2
Europe	288.1	306.6
Central and South America	41.5	42.2
All other	37.1	36.8

	$1,393.6	$1,490.8

Operating Income (6)
United States	$64.0	$69.0
Canada	10.7	12.9

North America	74.7	81.9
Europe	(10.9)	(4.9)
Central and South America	(0.2)	2.1
All other	5.1	3.9

	$68.7	$83.0

	March 31,	December 31,
	2005	2004
Identifiable Assets (7)
United States	$4,672.7	$4,856.3
Canada	96.0	114.1

North America	4,768.7	4,970.4
Europe	1,192.0	1,257.4
Central and South America	176.5	185.1
All other	129.7	136.1
Discontinued Operations	65.0	117.5

	$6,331.9	$6,666.5

1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 15% of consolidated net sales, excluding discontinued operations, in the first three months of 2005 and 2004, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.
2)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.
3)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.
4)	Restructuring costs have been presented separately in this table; refer to Footnote 3 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.
5)	Corporate assets primarily include trade names, goodwill and deferred tax assets.
6)	The restructuring costs recorded in the three months ended March 31, 2005 and 2004 have been reflected in the appropriate geographic regions.
7)	Transfers of finished goods between geographic areas are not significant. Corporate assets are primarily reflected in the United States.

Footnote 11 – Contingencies

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company made progress in the first quarter of 2005 toward achieving its previously announced 2005 key objectives. The Company’s key objectives for 2005, and the progress made in the first three months of 2005 toward achieving such priorities, are highlighted below:

1.	Strengthen/Broaden Portfolio: The Company continues to evaluate its current portfolio and intends to pursue acquisition opportunities to complement internal growth. In addition to adding businesses or product lines to the Company’s current portfolio, the Company continues to rationalize low margin product lines that do not fit within the Company’s strategic plan. In January 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for additional information on this transaction. In the first quarter of 2005, the Company exited approximately $60 million in low margin product lines in the Rubbermaid Home Products, Graco, Swish UK, and Office Products businesses.

2.	Invest in High Margin Businesses: The Company continues to focus significant resources on enhancing its new product development pipeline, as well as strengthening the Company’s numerous brands through targeted advertising. In the first quarter of 2005, the Company made additional investments in SG&A (primarily in the Office Products and Tools & Hardware segments), which was partially offset by the positive impact of the U.S. pension curtailment (discussed in Footnote 6 to the Consolidated Financial Statements (Unaudited)). The net impact was an increase in SG&A of $4.2 million over the first quarter of 2004.

3.	Address Raw Material Inflation: The Company has several businesses that are significantly impacted by commodity inflation. The Company has historically combated these cost increases through organic productivity initiatives. However, due to the continued inflation pressure within several of its core commodity purchases, the Company has implemented price increases to offset a portion of the increased costs. In the first quarter of 2005, the Company experienced raw material inflation of approximately $51 million (primarily in resin and steel), partially offset by pricing increases of approximately $30 million.

4.	Reduce Manufacturing Overhead: The Company is committed to reducing its manufacturing costs by at least five percent annually. As a result of the recent divestiture and product line rationalization programs, the Company is focusing on reengineering its manufacturing overhead structure to accommodate its current manufacturing base. In connection with this goal, the Company is committed to deploying and implementing Newell Operational Excellence. The Company delivered approximately $18 million of gross productivity savings, excluding raw material inflation, during the first quarter of 2005.

Results of Operations

The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended March 31,
	2005		2004

Net sales	$1,393.6	100.0%	$1,490.8	100.0%
Cost of products sold	1,014.7	72.8	1,086.4	72.9

Gross margin	378.9	27.2	404.4	27.1
Selling, general and administrative expenses	304.0	21.8	299.8	20.1
Restructuring costs	6.2	0.4	21.6	1.4

Operating income	68.7	4.9	83.0	5.6
Nonoperating expenses:
Interest expense, net	30.8	2.2	30.9	2.1
Other (income) expense, net	(2.3)	(0.2)	2.3	0.2

Net nonoperating expenses	28.5	2.0	33.2	2.2

Income before income taxes	40.2	2.9	49.8	3.3
Income taxes	(46.7)	(3.4)	16.2	1.1

Income from continuing operations	86.9	6.2	33.6	2.3

Loss from discontinued operations, net of tax	(50.3)	(3.6)	(108.5)	(7.3)

Net income (loss)	$36.6	2.6%	($74.9)	(5.0)%

Three Months Ended March 31, 2005 vs. Three Months Ended March 31, 2004

Consolidated Operating Results:

Net sales for the three months ended March 31, 2005 (first quarter) were $1,393.6 million, representing a decrease of $97.2 million, or 6.5%, from $1,490.8 million in the comparable quarter of 2004. The decrease resulted from a decline in core sales of $91 million, or 6.1%, and product line rationalization of $60 million, or 4.0%. These were partially offset by favorable foreign currency translation of $24 million, or 1.6% of net sales, and favorable pricing of $30 million, or 2.0% of net sales, for the quarter. Approximately two thirds of the core sales decline occurred in the Cleaning & Organization segment, primarily in the Rubbermaid Home Products business, resulting from the aggressive pricing required to offset resin inflation. The remaining one third of the core sales decline occurred in the European Home Fashion business, primarily due to the soft economic environment in Germany and market share losses to private label suppliers in the opening price point drapery hardware product lines.

Gross margin, as a percentage of net sales, in the first quarter of 2005 was 27.2%, or $378.9 million, versus 27.1%, or $404.4 million, in the comparable quarter of 2004. The increase in gross margin percentage is primarily related to favorable pricing of $30 million, or 2.0% of net sales, and a favorable mix driven by new products and the rationalization of unprofitable product lines. The decrease in the gross margin amount was caused primarily by the decrease in net sales noted above. Raw material inflation of $51 million (primarily in resin and steel) was mostly offset by favorable pricing of $30 million and gross productivity of $18 million in the quarter.

Selling, general and administrative expenses (SG&A) in the first quarter of 2005 were 21.8% of net sales, or $304.0 million, versus 20.1%, or $299.8 million, in the comparable quarter of 2004. The positive impact of the U.S. pension plan curtailment (see Footnote 6 to the Consolidated Financial Statements (Unaudited) for further information) was more than offset by foreign currency and additional investment in the Office Products and Tools & Hardware segments.

The Company recorded pre-tax strategic restructuring charges of $6.2 million in the first quarter of 2005, compared to $21.6 million in the prior year. The 2005 pre-tax charge included $3.4 million of facility and other exit costs, $1.5 million of employee severance and termination benefits and $1.3 million of exited contractual commitments and other restructuring costs. The 2004 pre-tax charge included $13.9 million of facility and other exit costs, $5.4 million of employee severance and termination benefits and $2.3 million of exited contractual commitments and other restructuring costs. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information on the restructuring plan.

Operating income in the first quarter of 2005 was $68.7 million, or 4.9% of net sales, versus $83.0 million, or 5.6%, in the comparable quarter of 2004. The decrease in operating margins was the result of the factors described above.

Net nonoperating expenses in the first quarter of 2005 were 2.0% of net sales, or $28.5 million, versus 2.2% of net sales, or $33.2 million, in the comparable quarter of 2004. The reduction in net nonoperating expenses is mainly attributable to gains recognized in 2005 on the sale of property, plant and equipment. Additionally, net interest expense decreased $0.1 million for the first quarter of 2005 compared to the first quarter of 2004 primarily as a result of cash generated from operations and divestitures which lowered debt and increased cash balances, mostly offset by higher interest rates.

The effective tax rate was (116.2%) in the first quarter of 2005 versus 32.5% in the first quarter of 2004. The change in the effective tax rate is primarily related to the $58.6 million income tax benefit recorded in the first quarter of 2005 resulting from the resolution of a tax contingency with the Internal Revenue Service. See Footnote 7 to the Consolidated Financial Statements (Unaudited) for further information.

Income from continuing operations for the first quarter of 2005 was $86.9 million, compared to $33.6 million in the first quarter of 2004. Diluted earnings per share from continuing operations were $0.32 in the first quarter of 2005 compared to $0.12 in the first quarter of 2004.

The loss recognized from discontinued operations for the first quarter of 2005 was $50.3 million, net of tax, compared to $108.5 million, net of tax, in the first quarter of 2004. Diluted loss per share from discontinued operations was $0.18 in the first quarter of 2005 compared to $0.40 in the first quarter of 2004. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for further information.

Net income (loss) for the first quarter of 2005 was $36.6 million, compared to ($74.9) million in the first quarter of 2004. Diluted earnings (loss) per share was $0.13 in the first quarter of 2005 compared to ($0.27) in the first quarter of 2004.

Business Group Operating Results:

Net sales by reportable segment were as follows for the three months ended March 31, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$341.1	$405.9	(16.0)%
Office Products	332.8	332.8	—
Tools & Hardware	276.4	274.3	0.8
Home Fashions	198.3	226.8	(12.6)
Other	245.0	251.0	(2.4)

Total Net Sales (1)	$1,393.6	$1,490.8	(6.5)%

Operating income by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$15.4	$17.4	(11.5)%
Office Products	33.5	31.8	5.3
Tools & Hardware	26.7	43.0	(37.9)
Home Fashions	(4.5)	3.9	N/A
Other	13.3	15.9	(16.4)
Corporate Costs (2)	(9.5)	(7.4)
Restructuring Costs (3)	(6.2)	(21.6)

Total Operating Income (4)	$68.7	$83.0	(17.2)%

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 15% of consolidated net sales, excluding discontinued operations, in the three months ended March 31, 2005 and 2004, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that cannot be allocated to a particular segment.

(3)	Restructuring costs have been presented separately in this table; refer to Footnote 3 to the Consolidated Financial Statements (Unaudited) for a breakout of the charge by reportable segment.

(4)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

Cleaning & Organization

Net sales for the first quarter of 2005 were $341.1 million, a decrease of $64.8 million, or 16.0%, from $405.9 million in the first quarter of 2004, driven primarily by the planned low margin product line exits in the Rubbermaid Home Products business and reduced volumes caused by the recent price increase action taken to offset raw material inflation. These factors were partially offset by favorable pricing and foreign currency translation.

Operating income for the first quarter of 2005 was $15.4 million, a decrease of $2.0 million, or 11.5%, from $17.4 million in the first quarter of 2004. The decrease in operating income is the result of higher raw material costs and lost absorption in manufacturing facilities as a result of lower production volumes, partially offset by gross productivity and favorable pricing.

Office Products

Net sales for the first quarter of 2005 and 2004 were $332.8 million. Successful implementation of new products in the writing instruments business (Sharpie® Retractables, Sharpie® Mini permanent markers, Accent® highlighters, Papermate® Flexgrip Elite pens) were offset by sales declines in the European fine writing business and everyday writing business in the United States.

Operating income for the first quarter of 2005 was $33.5 million, an increase of $1.7 million, or 5.3%, from $31.8 million in the first quarter of 2004, as a result of productivity and favorable pricing, partially offset by raw material inflation and increased investment in SG&A.

Tools & Hardware

Net sales for the first quarter of 2005 were $276.4 million, an increase of $2.1 million, or 0.8%, from $274.3 million in the first quarter of 2004, driven by increases in the LENOX and BernzOmatic businesses, partially offset by declines in the Amerock and IRWIN Power Tools Accessories businesses.

Operating income for the first quarter of 2005 was $26.7 million, a decrease of $16.3 million, or 37.9%, from $43.0 million in the first quarter of 2004, driven by restructuring related costs at the Amerock and IRWIN businesses and continued investments in SG&A in the tools business.

Home Fashions

Net sales for the first quarter of 2005 were $198.3 million, a decrease of $28.5 million, or 12.6%, from $226.8 million in the first quarter of 2004, driven by planned product line exits primarily in the Douglas Kane UK business, and core sales declines in the European Home Fashions business, partially offset by favorable foreign currency translation.

Operating (loss) income for the first quarter of 2005 was ($4.5) million, a decrease of $8.4 million, from $3.9 million in the first quarter of 2004. The decrease in operating income was due primarily to lower sales, raw materials inflation and the liquidation of Douglas Kane, partially offset by productivity gains.

Other

Net sales for the first quarter of 2005 were $245.0 million, a decrease of $6.0 million, or 2.4%, from $251.0 million in the first quarter of 2004. The decline is primarily the result of product line exits in the Graco business, partially offset by favorable pricing and foreign currency translation.

Operating income for the first quarter of 2005 was $13.3 million, a decrease of $2.6 million, or 16.4%, from $15.9 million in the first quarter of 2004, driven primarily by raw material inflation and restructuring related costs in the Graco business, partially offset by favorable pricing and productivity.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $75.8 million and $92.5 million for the three months ended March 31, 2005 and 2004, respectively. The change in cash and cash equivalents is as follows for the three months ended March 31, (in millions):

	2005	2004

Cash provided by/(used in) operating activities	$55.5	($6.7)
Cash used in investing activities	(40.5)	(20.1)
Cash used in financing activities	(87.2)	(64.8)
Exchange effect on cash and cash equivalents	(3.6)	(0.9)

Decrease in cash and cash equivalents	($75.8)	($92.5)

Sources:

The Company’s primary sources of liquidity and capital resources include cash provided from operations and use of available borrowing facilities.

Cash provided by operating activities for the three months ended March 31, 2005 was $55.5 million compared to a use of $6.7 million for the comparable period of 2004. The increase in cash provided from operating activities was primarily due to improved working capital and lower cash spent for restructuring.

The Company has a $650.0 million five-year Syndicated Revolving Credit Agreement (the “Revolver”) that is scheduled to expire in June 2007. At March 31, 2005, there were no borrowings under the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At March 31, 2005, no commercial paper was outstanding.

The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of March 31, 2005, the Company was in compliance with this agreement.

In the first three months of 2005, the Company received proceeds from the issuance of debt of $1.9 million compared to $9.7 million in the year ago period.

In the first three months of 2005, the Company received cash proceeds of $12.9 million related to the sale of businesses and other non-current assets, compared to $16.5 million in the year ago period. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for a discussion of the intended disposal of Curver, expected to be completed in the second quarter.

Uses:

The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable and long-term debt, dividend payments and expenditures for property, plant and equipment.

In the first quarter of 2005, the Company spent $30.3 million associated with an acquisition. The Company did not make any significant acquisitions during 2004, as the priority was the reduction of debt.

In the first three months of 2005, the Company made payments on notes payable and long-term debt of $31.1 million compared to $17.7 million in the year ago period, including the purchase of 550,000 shares of its Preferred Securities from a holder for $47.375 per share. The Company paid a total of $26.1 million for the purchase of these securities. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for additional information on this transaction.

Cash used for restructuring activities was $10.6 million and $15.7 million in the first three months of 2005 and 2004, respectively. These payments relate primarily to employee termination benefits.

Expenditures for property, plant and equipment were $23.1 million and $36.6 million in the first three months of 2005 and 2004, respectively. The Company is focused on capital spending discipline and expects to spend between $125 and $150 million in 2005.

Aggregate dividends paid were $58.0 million and $57.7 million in the first three months of 2005 and 2004, respectively.

Retained earnings decreased in the first three months of 2005 by $21.4 million. The reduction in retained earnings is due to cash dividends paid on common stock, offset by the current year net income.

Working capital at March 31, 2005 was $1,155.4 million compared to $1,141.1 million at December 31, 2004. The current ratio at March 31, 2005 was 1.71:1 compared to 1.61:1 at December 31, 2004. The increase in working capital is due to the reduction of income taxes payable and other accrued liabilities, primarily as a result of spending on previously announced restructuring plans.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .56:1 at March 31, 2005 and .55:1 at December 31, 2004.

In May 2005, the Company expects to declare a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable in the second quarter.

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

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for the three months ended March 31, (in millions, except percentages):

	2005		2004
	Three		Three
	Month	March 31,	Month	March 31,	Confidence
	Average	2005	Average	2004	Level
Interest rates	$9.9	$9.9	$12.4	$12.4	95%
Foreign exchange	$1.5	$1.5	$3.4	$3.4	95%

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).

Item 4. Controls and Procedures

As of March 31, 2005, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the

Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 6. Exhibits

2.1	Sale and Purchase Agreement, dated as of January 12, 2005, by and among the Company and Jardin International Holding BV.

10.1	Form of Employment Security Agreement between the Company and each of Steven G. Marton and Raymond J. Johnson (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated November 10, 2004).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: May 4, 2005	/s/ J. Patrick Robinson

J. Patrick Robinson
Vice President – Chief Financial Officer