Form 10-Q
period 2005-06-30
NEWELL RUBBERMAID INC
filed 2005-08-05
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2005
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
Number of shares of common stock outstanding (net of treasury shares) as of July 29, 2005: 275.3 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
 (Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$1,641.1	$1,667.2	$3,018.1	$3,137.9
Cost of products sold	1,132.8	1,189.7	2,134.9	2,258.6

GROSS MARGIN	508.3	477.5	883.2	879.3
Selling, general and administrative expenses	324.4	318.8	627.3	617.2
Impairment charges	—	25.1	—	25.1
Restructuring costs	0.3	25.7	6.5	47.3

OPERATING INCOME	183.6	107.9	249.4	189.7

Nonoperating expenses:
Interest expense, net	31.0	29.5	61.9	60.4
Other expense (income), net	1.9	1.7	(0.4)	4.0

Net nonoperating expenses	32.9	31.2	61.5	64.4

INCOME BEFORE INCOME TAXES	150.7	76.7	187.9	125.3
Income taxes	47.2	18.2	(0.4)	34.7

INCOME FROM CONTINUING OPERATIONS	103.5	58.5	188.3	90.6
(Loss) gain from discontinued operations, net of tax	(37.3)	2.5	(85.5)	(104.4)

NET INCOME (LOSS)	$66.2	$61.0	$102.8	($13.8)

Weighted average shares outstanding:
Basic	274.4	274.4	274.4	274.4
Diluted	274.7	274.5	274.7	274.5

Earnings (Loss) per share:
Basic -
Income from continuing operations	$0.38	$0.21	$0.69	$0.33
(Loss) income from discontinued operations	(0.14)	0.01	(0.31)	(0.38)

Net income (loss) per common share	$0.24	$0.22	$0.37	($0.05)

Diluted -
Income from continuing operations	$0.38	$0.21	$0.69	$0.33
(Loss) income from discontinued operations	(0.14)	0.01	(0.31)	(0.38)

Net income (loss) per common share	$0.24	$0.22	$0.37	($0.05)

Dividends per share	$0.21	$0.21	$0.42	$0.42
See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Amounts in millions)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$212.2	$505.6
Accounts receivable, net	1,204.5	1,233.0
Inventories, net	1,023.7	938.1
Deferred income taxes	74.0	73.8
Prepaid expenses and other	113.6	180.3
Current assets of discontinued operations	11.1	81.6

TOTAL CURRENT ASSETS	2,639.1	3,012.4

OTHER ASSETS	202.1	186.4

PROPERTY, PLANT AND EQUIPMENT, NET	1,113.3	1,222.4

DEFERRED INCOME TAXES	5.2	30.2

GOODWILL	1,796.0	1,821.0

OTHER INTANGIBLE ASSETS, NET	313.3	299.1

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	14.5	95.0

TOTAL ASSETS	$6,083.5	$6,666.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in millions, except par value)

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$590.2	$661.5
Accrued compensation	106.2	113.3
Other accrued liabilities	699.5	789.4
Income taxes payable	20.7	68.8
Notes payable	13.0	21.3
Current portion of long-term debt	25.4	185.6
Current liabilities of discontinued operations	0.1	31.4

TOTAL CURRENT LIABILITIES	1,455.1	1,871.3

LONG-TERM DEBT	2,380.6	2,424.3

OTHER NONCURRENT LIABILITIES	542.8	606.0

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	0.7

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 at $1.00 par value	290.1	290.1
Outstanding shares:
2005 - 290.1
2004 - 290.1
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2005 - 15.7
2004 - 15.7
Additional paid-in capital	448.3	437.5
Retained earnings	1,505.7	1,518.6
Accumulated other comprehensive loss	(127.5)	(70.4)

TOTAL STOCKHOLDERS’ EQUITY	1,705.0	1,764.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,083.5	$6,666.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$102.8	($13.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	109.9	117.6
Deferred income taxes	12.0	58.6
Impairment charges	—	25.1
Noncash restructuring costs	0.8	25.3
Gain on sale of assets/debt extinguishment	(4.3)	(5.5)
Loss on disposal of discontinued operations	87.7	99.1
Other	(6.8)	(1.3)
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	(2.2)	69.7
Inventories	(105.5)	(151.2)
Accounts payable	(63.4)	(28.9)
Accrued liabilities and other	(44.0)	(55.0)
Discontinued operations	4.9	(2.7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	91.9	137.0

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(35.0)	—
Expenditures for property, plant and equipment	(46.0)	(70.1)
Disposals of noncurrent assets and sale of businesses	22.1	247.1

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(58.9)	177.0

FINANCING ACTIVITIES:
Proceeds from issuance of debt	131.7	16.9
Payments on notes payable and long-term debt	(335.7)	(248.8)
Cash dividends	(115.8)	(115.7)
Proceeds from exercised stock options and other	—	1.4

NET CASH USED IN FINANCING ACTIVITIES	(319.8)	(346.2)

Exchange rate effect on cash and cash equivalents	(6.6)	(1.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(293.4)	(33.4)

Cash and cash equivalents at beginning of year	505.6	144.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$212.2	$111.0

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.
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
Fair Value of Stock Options: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and will require adoption no later than January 1, 2006. The Company expects to adopt the provisions of the new standard effective January 1, 2006.
The Company’s has elected to follow the accounting provisions of APB No. 25 in accounting for its stock option plans. As a result, the Company grants fixed stock options under which no compensation cost is recognized. The Company provides pro forma disclosure of stock-based compensation expense as measured under the fair value requirements of SFAS No. 123, “Accounting for Stock Based Compensation.” The following table is a reconciliation of the Company’s net income/(loss) and earnings/(loss) per share to proforma net income/(loss) and proforma earnings/(loss) per share for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$66.2	$61.0	$102.8	($13.8)
Fair value option expense	(2.8)	(4.5)	(5.6)	(9.0)

Pro forma	$63.4	$56.5	$97.2	($22.8)

Basic earnings (loss) per share:
As reported	$0.24	$0.22	$0.37	($0.05)
Pro forma	$0.23	$0.21	$0.35	($0.08)

Diluted earnings (loss) per share:
As reported	$0.24	$0.22	$0.37	($0.05)
Pro forma	$0.23	$0.21	$0.35	($0.08)

Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation. See Footnote 2 for a discussion of discontinued operations.
Footnote 2 — Discontinued Operations
On June 1, 2005, the Company completed the sale of its Curver business. The Curver business manufactured and marketed plastic products for home storage and garage organization, food storage, laundry, bath, cleaning, closet organization and refuse removal in various countries in Europe. The Company’s European commercial products and other European businesses were not included in the sale. The Curver business, which was previously reported in the Cleaning & Organization segment, had 2004 sales of $151.8 million.
The sale price, which is subject to reduction for working capital adjustments, was $5 million, paid at closing, plus a note receivable for $5 million, payable within 12 years from closing. The Company may also receive contingent payments, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ended December 31, 2009. Due to anticipated shortfalls in working capital, the Company does not expect to collect any of the $5 million receivable. In addition, the Company has not included the contingent payments in the calculation of the loss on disposal of discontinued operations.
In connection with this transaction, the Company recorded a total non-cash loss related to the sale of $62.0 million, including a $15.0 million loss recorded in the second quarter of 2005.
In connection with the preparation of the Company’s second quarter 2005 financial statements, the Company recognized an impairment loss on long-lived assets of $24.5 million, net of tax, in discontinued operations associated with the anticipated disposal of a business in the Cleaning & Organization segment. This is part of the Company’s continued efforts to divest non-strategic businesses. The loss, included in the loss on disposal of discontinued operations, was recorded in order to state the assets of this business at their fair values, based upon net sales proceeds estimated as of June 30, 2005. Goodwill of $3.6 million was allocated to the disposal group based on the relative fair value of the business held for sale to the business retained. The business contributed $74 million in sales in 2004.
The following table summarizes the results of the discontinued operations for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$48.3	$97.6	$101.9	$301.5
Income (loss) from operations of discontinued operations, net of income tax expense of $1.7 and $0.1 for the three months ended June 30, 2005 and 2004, respectively, and $2.8 and ($2.7) for the six months ended June 30, 2005 and 2004, respectively	$1.4	($3.1)	$2.3	($5.3)
(Loss) gain on disposal of discontinued operations, net of income tax benefit of $6.9 for the three months and six months ended June 30, 2005	($38.7)	$5.6	($87.8)	($99.1)

(Loss) gain from discontinued operations, net of tax	($37.3)	$2.5	($85.5)	($104.4)

The 2004 amounts include businesses sold in 2004 (Panex Brazilian low-end cookware division, European picture frames businesses, U.S. picture frames business (Burnes), Anchor Hocking glassware business, Mirro cookware business and the Little Tikes Commercial Playground Systems business). No amounts related to interest expense have been allocated to discontinued operations.
The following table presents summarized balance sheet information of the discontinued operations (in millions):

	June 30,	December 31,
	2005	2004
Accounts receivable, net	$—	$45.6
Inventories, net	11.1	34.2
Prepaid expenses and other	—	1.8

Total Current Assets	11.1	81.6

Property, plant and equipment, net	10.9	85.8
Goodwill	3.6	3.6
Other assets	—	5.6

Total Assets	$25.6	$176.6

Accounts payable	$—	$21.4
Other accrued liabilities	0.1	10.0

Total Current Liabilities	0.1	31.4

Other noncurrent liabilities	—	0.7

Total Liabilities	$0.1	$32.1

Footnote 3 — Impairment Charges
For the three months ended June 30, 2004, the Company recorded a noncash pretax impairment charge as follows (in millions):

Description	Amount
Intangible assets	$11.7
Long-lived assets	13.4

Total impairment charge	$25.1

Intangible Assets
In the first quarter of 2004, the Company began exploring various options for certain product lines in the Home Fashions and Tools & Hardware reportable segments, including evaluating those businesses for potential sale. As this process progressed, the Company determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted an impairment test in the second quarter and recorded an impairment charge to write-down the net assets of these businesses and product lines to estimated fair value.
Long-Lived Assets Held and Used
In 2004, the Company made the decision to exit certain product lines, which resulted in the impairment of fixed assets, primarily in the Cleaning & Organization segment. The Company determined the fair value of the fixed assets by estimating the future cash flows attributable to these fixed assets, including an estimate of the ultimate sale proceeds. Accordingly, the Company recorded a charge to write-down the assets to their estimated fair value.
Footnote 4 — Restructuring Costs
In the second quarter of 2004, the Company completed its accounting charges associated with its strategic restructuring plan announced on May 3, 2001 (the “Plan”). The specific objectives of the Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $461.7 million in restructuring charges under the Plan, including $87.6 million relating to discontinued operations. Under the Plan, the Company exited 84 facilities and reduced headcount by approximately 12,000. The Company expects total annual savings of between $125 and $150 million ($105 to $115 million related to the reduced headcount, $10 to $20 million related to reduced depreciation, and $10 to $15 million related to other cash savings).

A summary of the Company’s restructuring reserves is as follows (in millions):

	2005	2004
Beginning balance at January 1	$27.9	$145.1
Restructuring costs (provision)	6.5	47.3
Costs incurred	(18.3)	(92.7)

Ending balance at June 30	$16.1	$99.7

The restructuring reserve at June 30, 2005 relates to employee severance and lease commitment costs for facilities exited, primarily in the Office Products and Cleaning & Organization segments of $7.8 million and $3.9 million, respectively.
Restructuring costs in 2004 consisted of the following (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2004	June 30, 2004
Facility and other exit costs	$17.7	$31.6
Employee severance and termination benefits	5.0	10.4
Exited contractual commitments and other	3.0	5.3

	$25.7	$47.3

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs and will require future cash payments.
The following table depicts the changes in accrued restructuring reserves for the six months ended June 30, 2004 aggregated by reportable business segment (in millions):

	12/31/03		Costs	06/30/04
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$55.5	$22.3	($58.0)	$19.8
Office Products	29.9	8.6	(11.8)	26.7
Tools & Hardware	17.9	4.5	(11.4)	11.0
Home Fashions	17.7	8.7	(6.5)	19.9
Other	9.6	7.0	(2.0)	14.6
Corporate	14.5	(3.8)	(3.0)	7.7

	$145.1	$47.3	($92.7)	$99.7

The Company recorded $0.3 million and $6.5 million in restructuring costs for the three and six months ended June 30, 2005, respectively. The costs primarily related to the closure of manufacturing facilities in Wilmington, OH ($5.0 million) and Elverson, PA ($1.4 million). The Wilmington facility is included in the Tools & Hardware segment and the Elverson facility is included in the Other segment.
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $5.8 million and $27.8 million for the second quarters of 2005 and 2004, respectively. Cash paid for restructuring activities was $16.4 million and $43.5 million in the first six months of 2005 and 2004, respectively.
Footnote 5 — Inventories
Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

	June 30,	December 31,
	2005	2004
Materials and supplies	$209.0	$216.0
Work in process	190.4	168.8
Finished products	624.3	553.3

	$1,023.7	$938.1

Footnote 6 — Long-term Debt
The following is a summary of long-term debt (in millions):

	June 30,	December 31,
	2005	2004
Medium-term notes	$1,487.0	$1,647.0
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	436.7	474.3
Terminated interest rate swaps	31.5	38.3
Other long-term debt	0.8	0.3

Total debt	2,406.0	2,609.9
Current portion of long-term debt	(25.4)	(185.6)

Long-term Debt	$2,380.6	$2,424.3

In February and April 2005, the Company purchased 550,000 shares and 200,000 shares, respectively, of 5.25% convertible preferred securities (“Preferred Securities”) that were issued by a 100%-owned finance subsidiary of the Company and are fully and unconditionally guaranteed by the Company, from holders for $47.375 per share and $46.25 per share, respectively. In connection with the purchases of these securities, the Company negotiated the early retirement of the corresponding junior convertible subordinated debentures with the financing subsidiary. The Company accounted for these transactions as extinguishments of debt resulting in net gains of $1.1 million and $0.6 million in the first and second quarter, respectively, which were included in Other expense (income), net.
Footnote 7 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension (income) expense for the three months ended June 30, (in millions):

	United States		International
	2005	2004	2005	2004
Service cost-benefits earned during the year	$0.5	$10.0	$2.1	$1.8
Interest cost on projected benefit obligation	12.9	10.9	6.0	4.9
Expected return on plan assets	(16.2)	(13.3)	(5.5)	(4.5)
Amortization of:
Prior service cost	0.3	—	—	—
Actuarial loss	1.2	0.8	1.0	0.4
Curtailment & special termination benefit costs	0.2	(1.8)	—	—

Net pension (income) expense	($1.1)	$6.6	$3.6	$2.6

The following table presents the components of the Company’s pension (income) expense for the six months ended June 30, (in millions):

	United States		International
	2005	2004	2005	2004
Service cost-benefits earned during the year	$0.9	$21.0	$4.2	$3.6
Interest cost on projected benefit obligation	25.8	24.4	12.2	9.9
Expected return on plan assets	(32.3)	(29.6)	(11.1)	(9.1)

	United States		International
	2005	2004	2005	2004
Amortization of:
Prior service cost	0.5	(0.2)	—	—
Actuarial loss	2.5	2.2	2.0	0.8
Curtailment & special termination benefit costs	(16.2)	(1.8)	—	0.2

Net pension (income) expense	($18.8)	$16.0	$7.3	$5.4

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
The following table presents the components of the Company’s other postretirement benefits expense for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Service cost-benefits earned during the year	$0.9	$1.2	$1.9	$2.5
Interest cost on projected benefit obligation	3.7	3.6	7.5	7.7
Amortization of prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Actuarial loss	0.3	—	0.5	0.5

Net other postretirement benefits expense	$4.8	$4.7	$9.6	$10.4

Footnote 8 — Income Taxes
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
Footnote 9 — Earnings per Share
The calculation of basic and diluted earnings per share for the three and six months ended June 30, is shown below (in millions, except per share data):

			Convertible
	Basic	Dilutive	Preferred	Diluted
	Method	Securities(1)	Securities(2)	Method
Three Months Ended June 30, 2005
Income from continuing operations	$103.5	—	—	$103.5
Earnings per share	$0.38	—	—	$0.38
Loss from discontinued operations	($37.3)	—	—	($37.3)
Loss per share	($0.14)	—	—	($0.14)

Net income	$66.2	—	—	$66.2
Earnings per share	$0.24	—	—	$0.24

Weighted average shares outstanding	274.4	0.3	—	274.7

Three Months Ended June 30, 2004
Income from continuing operations	$58.5	—	—	$58.5
Earnings per share	$0.21	—	—	$0.21

Income from discontinued operations	$2.5	—	—	$2.5
Earnings per share	$0.01	—	—	$0.01

Net income	$61.0	—	—	$61.0
Earnings per share	$0.22	—	—	$0.22

Weighted average shares outstanding	274.4	0.1	—	274.5

Six Months Ended June 30, 2005
Income from continuing operations	$188.3	—	—	$188.3
Earnings per share	$0.69	—	—	$0.69

Loss from discontinued operations	($85.5)	—	—	($85.5)
Loss per share	($0.31)	—	—	($0.31)

Net income	$102.8	—	—	$102.8
Earnings per share	$0.37	—	—	$0.37

Weighted average shares outstanding	274.4	0.3	—	274.7

Six Months Ended June 30, 2004
Income from continuing operations	$90.6	—	—	$90.6
Earnings per share	$0.33	—	—	$0.33

Loss from discontinued operations	($104.4)	—	—	($104.4)
Loss per share	($0.38)	—	—	($0.38)

Net loss	($13.8)	—	—	($13.8)
Loss per share	($0.05)	—	—	($0.05)

Weighted average shares outstanding	274.4	0.1	—	274.5

(1)	Dilutive securities include “in the money options” and restricted stock awards. The weighted average shares outstanding for the three months ended June 30, 2005 and 2004 exclude the dilutive effect of approximately 10.4 million and 9.2 million stock options, respectively, and approximately 10.6 million and 9.0 million stock options for the six months ended June 30, 2005 and 2004, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective periods or the inclusion would have been anti-dilutive.

(2)	The convertible preferred securities are anti-dilutive for the three and six months ended June 30, 2005 and 2004, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million and $4.2 million for the three months ended June 30, 2005 and 2004, respectively, and by $7.3 million and $8.4 million for the six months ended June 30, 2005 and 2004, respectively. Weighted average shares outstanding would have increased by 8.3 million shares and 9.9 million shares for the three months ended June 30, 2005 and 2004, respectively, and 8.4 million shares and 9.9 million shares for the six months ended June 30, 2005 and 2004, respectively.
The Company also grants restricted stock awards to directors and certain employees. Generally, these awards are subject to three-year cliff vesting and pay dividends quarterly. As of June 30, 2005, the Company had outstanding restricted stock awards of 0.9 million shares, none of which are vested. Total compensation expense of $1.6 million and $0.8 million was recorded for the three months ended June 30, 2005 and 2004, respectively, related to the restricted shares. Total compensation expense of $2.9 million and $1.5 million was recorded for the six months ended June 30, 2005 and 2004, respectively, related to the restricted shares.
Footnote 10 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, net gains/(losses) on derivative instruments and net minimum pension liability adjustments.
The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain/(Loss)	(Loss)/Gain	Liability	Loss
Balance at December 31, 2004	$120.4	($4.3)	($186.5)	($70.4)
Current year change	(69.6)	12.5	—	(57.1)

Balance at June 30, 2005	$50.8	$8.2	($186.5)	($127.5)

Total comprehensive income amounted to the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$66.2	$61.0	$102.8	($13.8)
Foreign currency translation (loss) gain	(46.3)	(21.0)	(69.6)	25.6
After-tax derivatives hedging gain (loss)	8.0	1.3	12.5	(8.6)

Comprehensive income	$27.9	$41.3	$45.7	$3.2

Footnote 11 — Industry Segments
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products
Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse

Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies

Tools & Hardware	Hand tools, power tool accessories, industrial tool accessories, manual paint applicators, cabinet hardware, propane torches

Home Fashions	Drapery hardware, window treatments

Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, and strollers
The Company’s segment results are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales (1)
Cleaning & Organization	$376.5	$400.1	$701.0	$785.9
Office Products	495.5	489.2	828.3	822.0
Tools & Hardware	315.5	300.3	591.9	574.6
Home Fashions	212.0	224.2	410.3	451.0
Other	241.6	253.4	486.6	504.4

	$1,641.1	$1,667.2	$3,018.1	$3,137.9

Operating Income (2)
Cleaning & Organization	$23.1	$9.2	$35.6	$25.4
Office Products	98.9	95.5	132.4	127.3
Tools & Hardware	49.3	43.5	76.0	86.5
Home Fashions	3.6	5.2	(0.9)	9.1
Other	18.7	15.0	32.0	30.9
Corporate (3)	(9.7)	(9.7)	(19.2)	(17.1)
Impairment Charges (4)	—	(25.1)	—	(25.1)
Restructuring Costs (5)	(0.3)	(25.7)	(6.5)	(47.3)

	$183.6	$107.9	$249.4	$189.7

	June 30,	December 31,
	2005	2004
Identifiable Assets
Cleaning & Organization	$827.6	$825.7
Office Products	1,074.5	997.8
Tools & Hardware	863.2	836.2
Home Fashions	539.3	599.0
Other	454.0	523.1
Corporate (6)	2,299.3	2,708.1
Discontinued Operations	25.6	176.6

	$6,083.5	$6,666.5

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales
United States	$1,140.2	$1,145.5	$2,079.4	$2,157.7
Canada	94.7	88.9	165.9	161.9

North America	1,234.9	1,234.4	2,245.3	2,319.6
Europe	308.9	336.0	596.8	642.7
Central and South America	59.6	58.5	101.2	100.5
All other	37.7	38.3	74.8	75.1

	$1,641.1	$1,667.2	$3,018.1	$3,137.9

Operating Income (7)
United States	$143.1	$108.7	$204.7	$176.5
Canada	18.5	19.5	29.1	32.4

North America	161.6	128.2	233.8	208.9
Europe	5.4	(25.1)	(5.5)	(30.0)
Central and South America	8.6	0.4	8.1	2.5
All other	8.0	4.4	13.0	8.3

	$183.6	$107.9	$249.4	$189.7

		.

	June 30,	December 31,
	2005	2004
Identifiable Assets (8)
United States	$4,421.0	$4,797.2
Canada	107.9	114.1

North America	4,528.9	4,911.3
Europe	1,208.4	1,257.4
Central and South America	192.1	185.1
All other	128.5	136.1
Discontinued Operations	25.6	176.6

	$6,083.5	$6,666.5

1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 15% of consolidated net sales, excluding discontinued operations, in the first six months of 2005 and 2004, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate operating expenses consist primarily of administrative costs that are not allocated to a particular segment.

4)	Impairment charges have been presented separately in this table; refer to Footnote 3 to the Consolidated Financial Statements (Unaudited) for additional information.

5)	Restructuring costs have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment

6)	Corporate assets primarily include trade names, goodwill and deferred tax assets. Accordingly, the write-down of goodwill and other intangible assets associated with the impairment charges (see Footnote 3 to the Consolidated Financial Statements (Unaudited)) have been reflected as reductions in Corporate assets.

7)	The restructuring costs and impairment charges have been reflected in the appropriate geographic regions for all periods presented.

8)	Transfers of finished goods between geographic areas are not significant. Corporate assets are primarily reflected in the United States.
Footnote 12 — Contingencies
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
Footnote 13 — Subsequent Events
On July 20, 2005, the Company approved a restructuring plan to shut down a manufacturing facility in the Cleaning & Organization segment. The manufacturing facility currently produces indoor storage products. This production will be integrated into existing facilities. The plan is expected to result in a total pre-tax charge between $12 million and $16 million, primarily related to facility and other exit costs. The Company plans to exit the facility during the third quarter.
On July 28, 2005, the Company entered into a definitive agreement with a subsidiary of Esselte Group Holdings AB to acquire DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, for approximately $730 million in cash, subject to adjustment for working capital and other items. This acquisition will strengthen the Company’s global leadership position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. The Company expects to close the transaction prior to December 30, 2005. The transaction is not expected to materially impact 2005 earnings. Total 2004 annual sales by DYMO were approximately $226 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company made significant progress in the first six months of 2005 toward achieving its previously announced 2005 key objectives. The Company’s key objectives for 2005, and the progress made in the first six months of 2005 toward achieving such priorities, are highlighted below:
1.	Strengthen/Broaden Portfolio: The Company continues to evaluate its current portfolio and intends to pursue acquisition opportunities to complement internal growth. In addition to adding businesses or product lines to the Company’s current portfolio, the Company continues to rationalize low margin product lines that do not fit within the Company’s strategic plan. In June 2005, the Company completed the sale of its Curver business, the Company’s European indoor organization and home storage division. Additionally, during the quarter, the Company recognized an impairment loss in discontinued operations associated with the anticipated disposal of a business in the Cleaning & Organization segment. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for additional information on this transaction. In the first six months of 2005, the Company exited approximately $120 million in low margin product lines in the Rubbermaid Home Products, Graco, Swish UK, and Office Products businesses.

On July 28, 2005, the Company reached a definitive agreement to acquire DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions for approximately $730 million in cash, subject to adjustment for working capital and other items. The Company expects to close the transaction prior to December 30, 2005. The transaction is not expected to materially impact 2005 earnings. Total 2004 annual sales by DYMO were approximately $226 million.

2.	Invest in High Margin Businesses: The Company continues to focus significant resources on enhancing its new product development pipeline, as well as strengthening the Company’s numerous brands through targeted advertising. In the first six months of 2005, the Company made additional investments in SG&A (primarily in the Office Products and Tools & Hardware segments), which was partially offset by the positive impact of the U.S. pension curtailment (discussed in Footnote 7 to the Consolidated Financial Statements (Unaudited)). The net impact was an increase in SG&A of $10.1 million over the first six months of 2004. These SG&A increases in Office Products and Tools & Hardware segments are expected to continue in the second half of 2005.

3.	Address Raw Material Inflation: The Company has several businesses that have been significantly impacted by commodity inflation. The Company has historically combated these cost increases through organic productivity initiatives. However, due to the continued inflationary pressure in raw materials, the Company has implemented price increases to offset a portion of the increased costs. In the first six months of 2005, the Company experienced raw material inflation of approximately $88 million (primarily in resin and steel), partially offset by pricing increases of approximately $65 million. For the full year raw material inflation is expected to be $150 million, which will be partially offset by forecasted price increases of $125 million.

4.	Reduce Manufacturing Overhead: The Company is committed to reducing its manufacturing costs by at least five percent annually. As a result of the recent divestiture and product line rationalization programs, the Company is focusing on reengineering its manufacturing overhead structure to accommodate its current manufacturing base. In connection with this goal, the Company is committed to deploying and implementing Newell Operational Excellence. The Company delivered approximately $45 million of gross productivity savings, excluding raw material inflation, during the first six months of 2005. Gross productivity savings are forecasted to be $105 million for the full year 2005.

On July 20, 2005, the Company approved a restructuring plan to shut down a manufacturing facility in the Cleaning & Organization segment. The manufacturing facility currently produces indoor storage products. This production will be integrated into existing facilities. The plan is expected to result in a total pre-tax charge between $12 million and $16 million, primarily related to facility and other exit costs. The Company plans to exit the facility during the third quarter.

The Company is in the process of undergoing a worldwide strategic review to evaluate opportunities to further reduce manufacturing overhead, increase operational efficiencies and to accelerate existing or implement additional cost savings programs, which could result in incremental restructuring costs to streamline operations.

Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Net sales	$1,641.1	100.0%	$1,667.2	100.0%	$3,018.1	100.0%	$3,137.9	100.0%
Cost of products sold	1,132.8	69.0	1,189.7	71.4	2,134.9	70.7	2,258.6	72.0

Gross margin	508.3	31.0	477.5	28.6	883.2	29.3	879.3	28.0
Selling, general and administrative expenses	324.4	19.8	318.8	19.1	627.3	20.8	617.2	19.7
Impairment charges	—	—	25.1	1.5	—	—	25.1	0.8
Restructuring costs	0.3	—	25.7	1.5	6.5	0.2	47.3	1.5

Operating income	183.6	11.2	107.9	6.5	249.4	8.3	189.7	6.0
Nonoperating expenses:
Interest expense, net	31.0	1.9	29.5	1.8	61.9	2.1	60.4	1.9
Other expense (income), net	1.9	0.1	1.7	0.1	(0.4)	—	4.0	0.1

Net nonoperating expenses	32.9	2.0	31.2	1.9	61.5	2.0	64.4	2.0

Income before income taxes	150.7	9.2	76.7	4.6	187.9	6.2	125.3	4.0
Income taxes	47.2	2.9	18.2	1.1	(0.4)	—	34.7	1.1

Income from continuing operations	103.5	6.3	58.5	3.5	188.3	6.2	90.6	2.9

(Loss) gain from discontinued operations, net of tax	(37.3)	(2.3)	2.5	0.2	(85.5)	(2.8)	(104.4)	(3.3)

Net income (loss)	$66.2	4.0%	$61.0	3.7%	$102.8	3.4%	($13.8)	(0.4)%

Three Months Ended June 30, 2005 vs. Three Months Ended June 30, 2004
Consolidated Operating Results:
Net sales for the three months ended June 30, 2005 (second quarter) were $1,641.1 million, representing a decrease of $26.1 million, or 1.6%, from $1,667.2 million in the comparable quarter of 2004, consisting of the following (in millions, except percentages):

	$	%

Favorable currency translation	$25	1.5%
Favorable pricing	35	2.1
Product line rationalization	(60)	(3.6)
Core sales	(26)	(1.6)

	($26)	(1.6)%

The core sales decline was primarily in the Cleaning & Organization segment, resulting from the aggressive pricing required to offset resin inflation. In addition, the European Home Fashion business continues to experience core sales declines primarily due to the soft economic environment in Germany and market share losses to private label suppliers in the opening price point drapery hardware product lines. Partially offsetting these sales declines was growth in the Tools & Hardware and Office Products segments, driven by favorable mix, positive pricing and new product successes. Sales in the Tools & Hardware business were up 5.1% and sales in the Office Products business were up 1.3% in the quarter.
Gross margin, as a percentage of net sales, in the second quarter of 2005 was 31.0%, or $508.3 million, versus 28.6%, or $477.5 million, in the comparable quarter of 2004. The increase in gross margin is primarily related to favorable pricing of $35 million, or 2.1% of net sales, gross productivity of $27 million, and a favorable mix, driven by new products and the continued rationalization of unprofitable product lines, partially offset by raw material inflation of $37 million (primarily resin and steel).
Selling, general and administrative expenses (SG&A) in the second quarter of 2005 were 19.8% of net sales, or $324.4 million, versus 19.1%, or $318.8 million, in the comparable quarter of 2004. The primary drivers of the increase were foreign currency and additional investment in the Office Products and Tools & Hardware segments, partially offset by streamlining activities.
The Company recorded a non-cash pretax impairment charge of $25.1 million in the second quarter of 2004. The charge was required to write-down certain assets to fair value. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for additional information.
The Company recorded pre-tax restructuring costs of $0.3 million in the second quarter of 2005, compared to $25.7 million in the prior year. The 2004 pre-tax costs included $17.7 million of facility and other exit costs, $5.0 million of employee severance and termination benefits and $3.0 million of exited contractual commitments and other restructuring costs. See Footnote 4 to the Consolidated Financial Statements (Unaudited) for further information on the restructuring plan.
Operating income in the second quarter of 2005 was $183.6 million, or 11.2% of net sales, versus $107.9 million, or 6.5%, in the comparable quarter of 2004. The increase in operating margins is the result of the factors described above.
Net nonoperating expenses in the second quarter of 2005 were 2.0% of net sales, or $32.9 million, versus 1.9% of net sales, or $31.2 million, in the comparable quarter of 2004. The increase in net nonoperating expenses is mainly attributable to an increase in net interest expense of $1.5 million for the second quarter of 2005 compared to the second quarter of 2004, mostly due to higher interest rates.
The effective tax rate was 31.3% in the second quarter of 2005 versus 23.7% in the second quarter of 2004. The change in the effective tax rate is primarily related to the resolution of certain income tax provisions in the second quarter of 2004. See Footnote 8 to the Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the second quarter of 2005 was $103.5 million, compared to $58.5 million in the second quarter of 2004. Diluted earnings per share from continuing operations were $0.38 in the second quarter of 2005 compared to $0.21 in the second quarter of 2004.
The income (loss) recognized from operations of discontinued operations for the second quarter of 2005 was $1.4 million, net of tax, compared to ($3.1) million, net of tax, in the second quarter of 2004. The (loss) gain on disposal of discontinued operations for the second quarter of 2005 was ($38.7) million, net of tax, compared to $5.6 million, net of tax, in the second quarter of 2004. Diluted (loss) income per share from discontinued operations was ($0.14) in the second quarter of 2005 compared to $0.01 in the second quarter of 2004. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for further information.
Net income for the second quarter of 2005 was $66.2 million, compared to $61.0 million in the second quarter of 2004. Diluted earnings per share were $0.24 in the second quarter of 2005 compared to $0.22 in the second quarter of 2004.
Business Group Operating Results:

Net sales by reportable segment were as follows for the three months ended June 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$376.5	$400.1	(5.9)%
Office Products	495.5	489.2	1.3
Tools & Hardware	315.5	300.3	5.1
Home Fashions	212.0	224.2	(5.4)
Other	241.6	253.4	(4.7)

Total Net Sales (1)	$1,641.1	$1,667.2	(1.6)%

Operating income by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$23.1	$9.2	151.1%
Office Products	98.9	95.5	3.6
Tools & Hardware	49.3	43.5	13.3
Home Fashions	3.6	5.2	(30.8)
Other	18.7	15.0	24.7
Corporate Costs (2)	(9.7)	(9.7)
Impairment Charges (3)	—	(25.1)
Restructuring Costs (4)	(0.3)	(25.7)

Total Operating Income (5)	$183.6	$107.9	70.2%

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 16% of consolidated net sales, excluding discontinued operations, in the three months ended June 30, 2005 and 2004, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that are not allocated to a particular segment.

(3)	Impairment charges have been presented separately in this table; refer to Footnote 3 to the Consolidated Financial Statements (Unaudited) for additional information.

(4)	Restructuring costs have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment for 2004.

(5)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarter’s expenses of an operational nature are allocated to business segments primarily on a net sales basis.
Cleaning & Organization
Net sales for the second quarter of 2005 were $376.5 million, a decrease of $23.6 million, or 5.9%, from $400.1 million in the second quarter of 2004, driven primarily by the planned product line exits and core sales decline in the Rubbermaid Home Products business, partially offset by mid single digit growth in both the Rubbermaid Commercial Products and Rubbermaid Foodservice businesses, favorable pricing and foreign currency translation.
Operating income for the second quarter of 2005 was $23.1 million, an increase of $13.9 million, or 151.1%, from $9.2 million in the second quarter of 2004. The improvement in operating income is the result of improved manufacturing and distribution productivity, favorable sales mix and favorable pricing which offset raw material inflation.
Office Products
Net sales for the second quarter of 2005 were $495.5 million, an increase of $6.3 million, or 1.3%, from $489.2 million in the second quarter of 2004. The increase was primarily due to new product successes in writing instruments (Sharpie® Retractables, Sharpie® Mini permanent markers, Papermate® Flexgrip Elite pens) and favorable currency translation, partially offset by sales declines in the Eldon office products business.

Operating income for the second quarter of 2005 was $98.9 million, an increase of $3.4 million, or 3.6%, from $95.5 million in the second quarter of 2004, as a result of increased sales, improved gross margins driven by new product introductions and productivity, partially offset by increased investment in SG&A, primarily related to the Sharpie advertising campaign.
Tools & Hardware
Net sales for the second quarter of 2005 were $315.5 million, an increase of $15.2 million, or 5.1%, from $300.3 million in the second quarter of 2004, driven by strong sales in the LENOX, IRWIN and BernzOmatic businesses, partially offset by a sales decline in the Amerock business.
Operating income for the second quarter of 2005 was $49.3 million, an increase of $5.8 million, or 13.3%, from $43.5 million in the second quarter of 2004, driven by the increased sales and strong productivity, partially offset by raw material inflation and increased investments in SG&A.
Home Fashions
Net sales for the second quarter of 2005 were $212.0 million, a decrease of $12.2 million, or 5.4%, from $224.2 million in the second quarter of 2004, driven by product line exits and core sales declines in the European Home Fashions business, partially offset by mid single digit growth in the North American business.
Operating income for the second quarter of 2005 was $3.6 million, a decrease of $1.6 million, or 30.8%, from $5.2 million in the second quarter of 2004. The decrease in operating income was due primarily to lower sales and raw material inflation, partially offset by productivity.
Other
Net sales for the second quarter of 2005 were $241.6 million, a decrease of $11.8 million, or 4.7%, from $253.4 million in the second quarter of 2004. The decline is primarily the result of product line exits in the Graco business and core sales declines in the Little Tikes battery operated products business, partially offset by core sales growth in the rest of the segment and favorable foreign currency translation.
Operating income for the second quarter of 2005 was $18.7 million, an increase of $3.7 million, or 24.7%, from $15.0 million in the second quarter of 2004, driven primarily by productivity and reduced SG&A in the juvenile products businesses.
Six Months Ended June 30, 2005 vs. Six Months Ended June 30, 2004
Consolidated Operating Results:
Net sales for the six months ended June 30, 2005 were $3,018.1 million, representing a decrease of $119.8 million, or 3.8%, from $3,137.9 million in the comparable period of 2004, consisting of the following (in millions, except percentages):

	$	%

Favorable currency translation	$49	1.6%
Favorable pricing	65	2.0
Product line rationalization	(120)	(3.8)
Core sales	(114)	(3.6)

	($120)	(3.8)%

The core sales decline was primarily in the Cleaning & Organization segment, resulting from the aggressive pricing required to offset resin inflation. In addition, the European Home Fashion business continues to experience core sales declines primarily due to the soft economic environment in Germany and market share losses to private label suppliers in the opening price point drapery hardware product lines.

Gross margin, as a percentage of net sales, for the six months ended June 30, 2005 was 29.3%, or $883.2 million, versus 28.0%, or $879.3 million, in the comparable period of 2004. The increase in gross margin is primarily related to favorable pricing of $65 million, or 2.0% of net sales, gross productivity of $45 million, favorable mix driven by new products and the continued rationalization of unprofitable product lines and the positive impact of the US pension curtailment, partially offset by raw material inflation of $88 million (primarily resin and steel) and the impact of the core sales decline.
Selling, general and administrative expenses (SG&A) for the six months ended June 30, 2005 were 20.8% of net sales, or $627.3 million, versus 19.7%, or $617.2 million, in the comparable period of 2004. The increase in SG&A reflects a currency impact of $13.5 million. All other SG&A was down $3.4 million with strategic investments more than offset by the effect of streamlining initiatives.
The Company recorded a non-cash pretax impairment charge of $25.1 million for the six months ended June 30, 2004. These charges were required to write-down certain assets to estimated fair value. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for additional information.
The Company recorded pre-tax restructuring costs of $6.5 million and $47.3 million for the six months ended June 30, 2005 and 2004, respectively. The 2004 pre-tax costs included $31.6 million of facility and other exit costs, $10.4 million of employee severance and termination benefits and $5.3 million of exited contractual commitments and other restructuring costs. See Footnote 4 to the Consolidated Financial Statements (Unaudited) for further information on the restructuring plan.
Operating income for the six months ended June 30, 2005 was $249.4 million, or 8.3% of net sales, versus $189.7 million, or 6.0% of net sales, in the comparable period of 2004. The increase in operating margins is the result of the factors described above.
Net nonoperating expenses for the six months ended June 30, 2005 were 2.0% of net sales, or $61.5 million, versus 2.0% of net sales, or $64.4 million, in the comparable period of 2004. The reduction in net nonoperating expenses is mainly attributable to gains recognized in 2005 on the sale of property, plant and equipment. Partially offsetting this reduction was an increase in net interest expense, $1.5 million for the six months ended June 30, 2005 compared to the same period for 2004. The increase was primarily due to higher interest rates, partially offset by lower debt balances.
The effective tax rate was (0.2%) for the six months ended June 30, 2005 versus 27.7% for the six months ended June 30, 2004. The change in the effective tax rate is primarily related to the $58.6 million income tax benefit recorded in 2005 compared to the net income tax benefit of $6.4 million recorded in 2004, as a result of favorable tax contingency settlements. See Footnote 8 to the Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the six months ended June 30, 2005 was $188.3 million, compared to $90.6 million for the six months ended June 30, 2004. Diluted earnings per share from continuing operations was $0.69 for the six months ended June 30, 2005 compared to $0.33 for the six months ended June 30, 2004.
The income (loss) recognized from operations of discontinued operations for the six months ended June 30, 2005 was $2.3 million, net of tax, compared to ($5.3) million, net of tax, for the six months ended June 30, 2004. The loss on disposal of discontinued operations for the six months ended June 30, 2005 was $87.8 million, net of tax, compared to $99.1 million, net of tax, for the six months ended June 30, 2004. Diluted loss per share from discontinued operations was $0.31 for the six months ended June 30, 2005 compared to $0.38 for the six months ended June 30, 2004. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for further information.
Net income (loss) for the six months ended June 30, 2005 was $102.8 million, compared to ($13.8) million for the six months ended June 30, 2004. Diluted earnings (loss) per share was $0.37 for the six months ended June 30, 2005 compared to ($0.05) for the six months ended June 30, 2004.
Business Segment Operating Results:

Net sales by reportable segment were as follows for the six months ended June 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$701.0	$785.9	(10.8)%
Office Products	828.3	822.0	0.8
Tools & Hardware	591.9	574.6	3.0
Home Fashions	410.3	451.0	(9.0)
Other	486.6	504.4	(3.5)

Total Net Sales (1)	$3,018.1	$3,137.9	(3.8)%

Operating income by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$35.6	$25.4	40.2%
Office Products	132.4	127.3	4.0
Tools & Hardware	76.0	86.5	(12.1)
Home Fashions	(0.9)	9.1	(109.9)
Other	32.0	30.9	3.6
Corporate Costs (2)	(19.2)	(17.1)
Impairment Charges (3)	—	(25.1)
Restructuring Costs (4)	(6.5)	(47.3)

Total Operating Income (5)	$249.4	$189.7	31.5%

(1)	All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 15% of consolidated net sales, excluding discontinued operations, in the first six months of 2005 and 2004. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that are not allocated to a particular segment.

(3)	Impairment charges have been presented separately in this table; refer to Footnote 3 to the Consolidated Financial Statements (Unaudited) for additional information.

(4)	Restructuring costs have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment.

(5)	Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarter’s expenses of an operational nature are allocated to business segments primarily on a net sales basis.
Cleaning & Organization
Net sales for the six months ended June 30, 2005 were $701.0 million, a decrease of $84.9 million, or 10.8%, from $785.9 million in the comparable period of 2004, driven primarily by the planned product line exits and core sales declines in the Rubbermaid Home Products business. These factors were partially offset by mid single digit growth in the Rubbermaid Commercial Products and Rubbermaid Foodservice businesses, favorable pricing and foreign currency translation.
Operating income for the six months ended June 30, 2005 was $35.6 million, an increase of $10.2 million, or 40.2%, from $25.4 million in the comparable period of 2004. The improvement in operating income is the result of improved manufacturing and distribution productivity, favorable sales mix and favorable pricing which significantly offset raw material inflation.
Office Products
Net sales for the six months ended June 30, 2005 were $828.3 million, an increase of $6.3 million, or 0.8% from $822.0 million in the comparable period of 2004. The increase was primarily due to successful implementation of new products in the writing instruments business (Sharpie® Retractables, Sharpie® Mini permanent markers, Papermate® Flexgrip Elite pens) and favorable foreign currency translation, partially offset by sales declines in the Eldon office products business.

Operating income for the six months ended June 30, 2005 was $132.4 million, an increase of $5.1 million, or 4.0%, from $127.3 million in the comparable period of 2004, as a result of increased sales and improved margins associated with the new product introductions and productivity, partially offset by raw material inflation and increased investment in SG&A, primarily related to the Sharpie® advertising campaign.
Tools & Hardware
Net sales for the six months ended June 30, 2005 were $591.9 million, an increase of $17.3 million, or 3.0%, from $574.6 million in the comparable period of 2004, driven by increases in the LENOX and BernzOmatic businesses, partially offset by sales declines in the Amerock business.
Operating income for the six months ended June 30, 2005 was $76.0 million, a decrease of $10.5 million, or 12.1%, from $86.5 million in the comparable period of 2004, driven by raw material inflation, restructuring related costs at the Amerock and IRWIN businesses and continued investments in SG&A in the tools business, partially offset by the sales increase noted above and strong productivity.
Home Fashions
Net sales for the six months ended June 30, 2005 were $410.3 million, a decrease of $40.7 million, or 9.0%, from $451.0 million in the comparable period of 2004, driven by product line exits and core sales declines in the European Home Fashions business, partially offset by favorable foreign currency translation.
Operating (loss) income for the six months ended June 30, 2005 was ($0.9) million, a decrease of $10.0 million, from $9.1 million in the comparable period of 2004. The decrease in operating income was due primarily to lower sales, raw material inflation and the liquidation of Douglas Kane, partially offset by productivity.
Other
Net sales for the six months ended June 30, 2005 were $486.6 million, a decrease of $17.8 million, or 3.5%, from $504.4 million in the comparable period of 2004. The decline is primarily the result of product line exits in the Graco business and core sales declines in the Little Tikes battery operated products business, partially offset by favorable pricing and foreign currency translation.
Operating income for the six months ended June 30, 2005 was $32.0 million, an increase of $1.1 million, or 3.6%, from $30.9 million in the comparable period of 2004, driven primarily by improved productivity, favorable pricing and reduced SG&A in the juvenile products businesses, partially offset by raw material inflation.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $293.4 million for the six months ended June 30, 2005. The change in cash and cash equivalents is as follows for the six months ended June 30, (in millions):

	2005	2004

Cash provided by operating activities	$91.9	$137.0
Cash (used in) provided by investing activities	(58.9)	177.0
Cash used in financing activities	(319.8)	(346.2)
Exchange effect on cash and cash equivalents	(6.6)	(1.2)

Decrease in cash and cash equivalents	($293.4)	($33.4)

Sources:
The Company’s primary sources of liquidity and capital resources include cash provided from operations, proceeds of divestitures and use of available borrowing facilities.

Cash provided by operating activities for the six months ended June 30, 2005 was $91.9 million compared to $137.0 million for the comparable period of 2004. The decrease in cash provided from operating activities was primarily due to an increase of working capital in 2005, specifically related to the timing of sales in the second quarter.
The Company has a $650.0 million five-year Syndicated Revolving Credit Agreement (the “Revolver”) that is scheduled to expire in June 2007. At June 30, 2005, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At June 30, 2005, no commercial paper was outstanding.
The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of June 30, 2005, the Company was in compliance with this agreement.
In the first six months of 2005, the Company received proceeds from the issuance of debt of $131.7 million compared to $16.9 million in the year ago period.
In the first six months of 2005, the Company received cash proceeds of $22.1 million related to the sale of businesses and other non-current assets, compared to $247.1 million in the year ago period. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for a discussion of the disposal of Curver.
Uses:
The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable and long-term debt, dividend payments and expenditures for property, plant and equipment.
In the first six months of 2005, the Company spent $35.0 million on strategic acquisitions. The Company did not make any significant acquisitions during 2004.
In the first six months of 2005, the Company made payments on notes payable and long-term debt of $335.7 million compared to $248.8 million in the year ago period, including the purchases of 550,000 shares and 200,000 shares of its Preferred Securities from holders for $47.375 per share and $46.25 per share, respectively. The Company paid $26.1 million and $9.3 million, respectively, for the purchases of these securities. See Footnote 6 to the Consolidated Financial Statements (Unaudited) for additional information on these transactions.
Cash used for restructuring activities was $16.4 million and $43.5 million in the first six months of 2005 and 2004, respectively. These payments relate primarily to employee termination benefits.
Expenditures for property, plant and equipment were $46.0 million and $70.1 million in the first six months of 2005 and 2004, respectively. The Company is focused on capital spending discipline and expects to spend between $125 million and $150 million in 2005 on property, plant and equipment.
Aggregate dividends paid were $115.8 million and $115.7 million in the first six months of 2005 and 2004, respectively.
Retained earnings decreased in the first six months of 2005 by $12.9 million. The reduction in retained earnings is due to cash dividends paid on common stock, partially offset by the current year net income.
Working capital at June 30, 2005 was $1,184.0 million compared to $1,141.1 million at December 31, 2004. The current ratio at June 30, 2005 was 1.81:1 compared to 1.61:1 at December 31, 2004. The increase in working capital is due to the reduction of income taxes payable and other accrued liabilities, primarily as a result of spending on previously announced restructuring plans.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .56:1 at June 30, 2005 and .55:1 at December 31, 2004.
In August 2005, the Company expects to declare a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable in the third quarter.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
On July 28, 2005, the Company reached a definitive agreement to acquire DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions for approximately $730 million in cash, subject to adjustment for working capital and other items. The Company expects to close on the transaction prior to December 30, 2005 and to fund the purchase price payment through a combination of cash on hand and existing credit facilities.
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
The Company purchases certain raw materials, including resin, steel and aluminum, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Generally, the Company does not use derivatives to manage the volatility related to this risk. In the first six months of 2005, the Company experienced raw material inflation of approximately $88 million (primarily in resin and steel), partially offset by pricing increases of approximately $65 million. For the full year raw material inflation is expected to be $150 million, which will be partially offset by forecasted price increases of $125 million.
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

The following table indicates the calculated amounts for the six months ended June 30, (in millions, except percentages):

	2005		2004
	Six		Six
	Month	June 30,	Month	June 30,	Confidence
	Average	2005	Average	2004	Level
Interest rates	$10.4	$10.8	$12.8	$13.2	95%
Foreign exchange	$2.1	$2.7	$2.6	$1.7	95%
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
Item 4. Controls and Procedures
As of June 30, 2005, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
On May 11, 2005, the 2005 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:
Proposal 1. Election of four directors of the Company to serve for a term of three years.

	Number of Shares
Nominee	For	Withheld
Michael T. Cowhig	239,363,243	6,550,081
Mark D. Ketchum	239,354,876	6,558,448
William D. Marohn	239,153,120	6,760,204
Raymond G. Viault	239,160,521	6,752,803
Proposal 2. Appointment of Independent Registered Public Accounting Firm. A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent accountants for the year 2005 was adopted, with 242,692,254 votes cast for, 1,583,246 votes cast against, and 1,637,824 votes abstained.
Proposal 3. A stockholder proposal requesting that the Board of Directors take the necessary steps to declassify the Company’s Board of Directors and establish annual elections of all Directors, was adopted, with 157,287,018 votes cast for, 44,911,264 votes cast against, and 3,971,512 votes abstained.
Item 5. Other Information
In connection with the preparation of the Company’s consolidated financial statements for the quarter ended June 30, 2005, the Company recorded an impairment charge to write down certain long-lived assets currently being held for sale in the Cleaning & Organization segment to their fair value based upon net sales proceeds estimated as of June 30, 2005. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for a discussion of this impairment charge, which discussion is incorporated herein by this reference.
On July 20, 2005, the Company approved a restructuring plan to shut down a manufacturing facility in the Cleaning & Organization segment. See Footnote 13 to the Consolidated Financial Statements (Unaudited) for a discussion of this plan and the related expected charges, which discussion is incorporated herein by this reference.
Item 6. Exhibits

10.1	Form of Employment Security Agreement between the Company and Shaun P. Holliday (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K dated November 10, 2004).

12	Statement of Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: August 5, 2005	/s/ Ronald L. Hardnock

Ronald L. Hardnock
Vice President – Corporate Controller