Form 10-Q
period 2005-09-30
NEWELL RUBBERMAID INC
filed 2005-11-09
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2005
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

Yes /x/	No / /
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes /x/	No / /
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /	No /x/
Number of shares of common stock outstanding (net of treasury shares) as of October 31, 2005: 275.5 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net sales	$1,598.2	$1,621.3	$4,616.3	$4,759.2
Cost of products sold	1,098.0	1,156.6	3,232.9	3,415.2

GROSS MARGIN	500.2	464.7	1,383.4	1,344.0
Selling, general and administrative expenses	311.5	297.9	938.8	915.1
Impairment charges	58.6	270.0	58.6	295.1
Restructuring costs	14.6	0.4	21.1	47.7

OPERATING INCOME (LOSS)	115.5	(103.6)	364.9	86.1

Nonoperating expenses:
Interest expense, net	34.3	29.5	96.2	89.9
Other (income) expense, net	(0.6)	(0.3)	(1.0)	3.7

Net nonoperating expenses	33.7	29.2	95.2	93.6

INCOME (LOSS) BEFORE INCOME TAXES	81.8	(132.8)	269.7	(7.5)
Income taxes	28.3	22.9	27.9	57.6

INCOME (LOSS) FROM CONTINUING OPERATIONS	53.5	(155.7)	241.8	(65.1)
Income (loss) from discontinued operations, net of tax	18.0	(70.7)	(67.5)	(175.2)

NET INCOME (LOSS)	$71.5	($226.4)	$174.3	($240.3)

Weighted average shares outstanding:
Basic	274.4	274.4	274.4	274.4
Diluted	275.0	274.4	274.8	274.4

Earnings (Loss) per share:
Basic —
Income (loss) from continuing operations	$0.19	($0.57)	$0.88	($0.24)
Income (loss) from discontinued operations	0.07	(0.26)	(0.25)	(0.64)

Net income (loss) per common share	$0.26	($0.83)	$0.64	($0.88)

Diluted —
Income (loss) from continuing operations	$0.19	($0.57)	$0.88	($0.24)
Income (loss) from discontinued operations	0.07	(0.26)	(0.25)	(0.64)

Net income (loss) per common share	$0.26	($0.83)	$0.63	($0.88)

Dividends per share	$0.21	$0.21	$0.63	$0.63

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$485.5	$505.6
Accounts receivable, net	1,082.1	1,233.0
Inventories, net	1,010.6	938.1
Deferred income taxes	69.7	73.8
Prepaid expenses and other	107.2	180.3
Current assets of discontinued operations	8.0	81.6

TOTAL CURRENT ASSETS	2,763.1	3,012.4

OTHER ASSETS	232.7	186.4

PROPERTY, PLANT AND EQUIPMENT, NET	1,005.7	1,222.4

DEFERRED INCOME TAXES	2.1	30.2

GOODWILL	1,769.0	1,821.0

OTHER INTANGIBLE ASSETS, NET	312.2	299.1

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	42.2	95.0

TOTAL ASSETS	$6,127.0	$6,666.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in millions, except par value)

	September 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$576.4	$661.5
Accrued compensation	138.3	145.2
Other accrued liabilities	699.7	757.5
Income taxes payable	46.8	68.8
Notes payable	6.2	21.3
Current portion of long-term debt	25.4	185.6
Current liabilities of discontinued operations	0.1	31.4

TOTAL CURRENT LIABILITIES	1,492.9	1,871.3

LONG-TERM DEBT	2,377.4	2,424.3

OTHER NONCURRENT LIABILITIES	537.6	606.0

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	0.7

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares,
800.0 at $1.00 par value	290.2	290.1
Outstanding shares:
2005 - 290.2
2004 - 290.1
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2005 - 15.7
2004 - 15.7
Additional paid-in capital	451.4	437.5
Retained earnings	1,519.2	1,518.6
Accumulated other comprehensive loss	(130.1)	(70.4)

TOTAL STOCKHOLDERS’ EQUITY	1,719.1	1,764.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,127.0	$6,666.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$174.3	($240.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	161.5	171.5
Deferred income taxes	18.5	85.1
Impairment charges — Continuing operations	58.6	295.1
Impairment charges — Discontinued operations	—	78.9
Noncash restructuring costs	5.3	25.3
Gain on sale of assets/debt extinguishment	(7.1)	(6.5)
Loss on disposal of discontinued operations	67.4	90.5
Other	(10.2)	(4.8)
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	122.8	211.0
Inventories	(92.0)	(196.3)
Accounts payable	(78.0)	(55.9)
Accrued liabilities and other	20.7	(34.5)
Discontinued operations	9.5	2.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	451.3	421.8

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(35.3)	(3.0)
Expenditures for property, plant and equipment	(69.9)	(95.2)
Disposals of noncurrent assets and sale of businesses	29.4	289.2

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(75.8)	191.0

FINANCING ACTIVITIES:
Proceeds from issuance of debt	134.1	21.3
Payments on notes payable and long-term debt	(345.0)	(251.9)
Cash dividends	(173.7)	(173.2)
Proceeds from exercised stock options and other	(2.8)	1.4

NET CASH USED IN FINANCING ACTIVITIES	(387.4)	(402.4)

Exchange rate effect on cash and cash equivalents	(8.2)	(0.3)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20.1)	210.1

Cash and cash equivalents at beginning of year	505.6	144.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$485.5	$354.5

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
Fair Value of Stock Options: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and will require adoption no later than January 1, 2006. The Company expects to adopt the provisions of the new standard using the modified prospective method effective January 1, 2006.
The Company has elected to follow the accounting provisions of APB No. 25 in accounting for its stock option plans. As a result, the Company grants fixed stock options under which no compensation cost is recognized. The Company provides pro forma disclosure of stock-based compensation expense as measured under the fair value requirements of SFAS No. 123, “Accounting for Stock Based Compensation.” The following table is a reconciliation of the Company’s net income/(loss) and earnings/(loss) per share to proforma net income/(loss) and proforma earnings/(loss) per share for the three and nine months ended September 30 (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss):
As reported	$71.5	($226.4)	$174.3	($240.3)
Fair value option expense, net of tax	(2.5)	(4.6)	(8.1)	(13.7)

Pro forma	$69.0	($231.0)	$166.2	($254.0)

Basic earnings (loss) per share:
As reported	$0.26	($0.83)	$0.64	($0.88)
Pro forma	$0.25	($0.84)	$0.61	($0.93)

Diluted earnings (loss) per share:
As reported	$0.26	($0.83)	$0.63	($0.88)
Pro forma	$0.25	($0.84)	$0.60	($0.93)

Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation. See Footnote 3 for a discussion of discontinued operations.
Footnote 2 — Acquisitions
On July 28, 2005, the Company entered into a definitive agreement with a subsidiary of Esselte Group Holdings AB to acquire DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, for approximately $730 million in cash, subject to adjustment for working capital and other items. This acquisition will strengthen the Company’s global leadership position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. The Company expects to close the transaction prior to December 31, 2005 and to fund the purchase price payment through a combination of cash and existing credit facilities. Total 2004 annual sales by DYMO were approximately $225 million.
Footnote 3 — Discontinued Operations
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
The sale price, which is subject to reduction for working capital adjustments, was $5 million, paid at closing, plus a note receivable for $5 million, payable within 12 years from closing. The Company may also receive contingent payments, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ending December 31, 2009. Due to anticipated shortfalls in working capital, the Company does not expect to collect any of the $5 million note receivable. In addition, the Company has not included the contingent payments in the calculation of the loss on disposal of discontinued operations.
In connection with this transaction, the Company recorded a non-cash loss related to the sale of $62.0 million, for the nine months ended September 30, 2005. In the nine months ended September 30, 2004, the Company recorded a non-cash impairment charge of $78.9 million, net of tax, ($34.0 million for goodwill and $44.9 million for other long-lived assets) related to Curver. The charge is included in the loss from operations for the nine months ended September 30, 2004 in the table below.
In the second quarter, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized an impairment loss of $24.5 million, net of tax, in order to state the assets of this business at their estimated fair values. In the third quarter, the Company revised its estimation of expected proceeds upon disposal and recorded a gain of $20.4 million, net of tax, related to this business after winning several line reviews with a key retailer. The net loss of $4.1 million is required to state the assets of this business at fair value, based on current projected cash flows. The business had $74 million in sales in 2004.
The following table summarizes the results of the discontinued operations for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$13.6	$50.5	$115.5	$352.0
Loss from operations, net of income tax (benefit) expense of ($0.2) and $0.6 for the three months ended September 30, 2005 and 2004, respectively, and $2.8 and ($2.0) for the nine months ended September 30, 2005 and 2004, respectively	($2.4)	($79.3)	($0.1)	($84.7)
Gain (loss) on disposal, net of income tax expense of $5.1 and $4.7 for the three months ended September 30, 2005 and 2004, respectively, and ($1.8) and none for the nine months ended September 30, 2005 and 2004, respectively	$20.4	$8.6	($67.4)	($90.5)

Gain (loss) from discontinued operations, net of tax	$18.0	($70.7)	($67.5)	($175.2)

The 2004 amounts include businesses sold in 2004 (Panex Brazilian low-end cookware division, European picture frames businesses, U.S. picture frames business (Burnes), Anchor Hocking glassware business, Mirro cookware business and the Little Tikes Commercial Playground Systems business).
No amounts related to interest expense have been allocated to discontinued operations.
The following table presents summarized balance sheet information of the discontinued operations (in millions):

	September 30,	December 31,
	2005	2004
Accounts receivable, net	$—	$45.6
Inventories, net	8.0	34.2
Prepaid expenses and other	—	1.8

Total Current Assets	8.0	81.6

Property, plant and equipment, net	34.9	85.8
Goodwill	7.3	3.6
Other assets	—	5.6

Total Assets	$50.2	$176.6

Accounts payable	$—	$21.4
Other accrued liabilities	0.1	10.0

Total Current Liabilities	0.1	31.4

Other noncurrent liabilities	—	0.7

Total Liabilities	$0.1	$32.1

Footnote 4 — Impairment Charges
As more fully disclosed in its Annual Report Form 10-K, the Company conducts its annual test of impairment for goodwill and other indefinite-lived intangible assets in the third quarter. The Company also tests for impairment if events or circumstances indicate that it is more than likely than not that the fair value of a reporting unit is below its carrying amount. The Company cannot predict whether certain events might occur that would adversely affect the reported value of the remaining goodwill and other identifiable intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationship with significant customers. Additionally, increases in the risk adjusted rate could result in additional impairment charges. For a description of the Company’s accounting policy, please refer to the 2004 Annual Report Form 10-K.
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
Subsequent to the recent planning meetings, the Company conducted its impairment testing of indefinite-lived intangible assets, giving consideration to underlying strategic and economic changes in the business. Additionally, the Company conducted its testing of other long-lived assets for impairment, where necessary, in accordance with

Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
As a result of the impairment testing described above, the Company recorded noncash impairment charges in 2004 and 2005. These charges were required to write-down certain assets to fair value, including goodwill, trademarks and tradenames and other long-lived assets.
The following table summarizes the recorded noncash pretax impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Goodwill	$20.6	$147.2	$20.6	$148.7
Other indefinite-lived intangible assets	12.4	107.1	12.4	116.0
Long-lived assets (primarily property, plant, & equipment and patents)	25.6	15.7	25.6	30.4

	$58.6	$270.0	$58.6	$295.1

2005 Impairment
As a result of the annual impairment testing performed in 2005, the Company recorded a noncash impairment charge of $58.6 million, net of tax, in the third quarter of 2005, related to the Company’s United Kingdom home fashions business and its European Cookware business.
United Kingdom Home Fashions Business
In the third quarter of 2005, the Company recorded a noncash impairment charge of $34.3 million related to its United Kingdom window fashion business. The business is included in the Home Fashions segment. The business was previously classified in the “fix” portfolio of the Company’s business, as management believed that the restructuring and other investments made in the business would produce favorable returns. These expected returns have not materialized and the business continues to face economic challenges, especially as retailers move to a direct product sourcing model. The Company is exploring alternatives for this business. As a result of these factors, management performed the required impairment tests and determined that an impairment charge was required. The Company used the discounted cash flows method to determine the fair market value of the business.
European Cookware Business
The Company also recorded a noncash impairment charge of $24.3 million (substantially all of the impairment related to property, plant & equipment) related to its European Cookware business. The business is included in the Company’s Other segment. As of September 30, 2005, the business was considered “held and used,” but management concluded that there was a greater than 50% likelihood that the business would be disposed of in the near-term. Therefore, management conducted the required impairment tests and determined that an impairment charge was required. Fair value was determined based on the projected sales price for the business.
In October 2005, the Board of Directors approved and the Company announced that it has entered into an agreement for the intended sale of its European Cookware business, subject to consultation with applicable works councils, trade unions and employees.
The European Cookware business, which includes the brands Pyrex® (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only) and Vitri®, had 2004 annual sales of approximately $115 million. The transaction is expected to close on or before January 31, 2006, subject to regulatory approvals and certain other closing conditions. In connection with this transaction, the Company expects to record a total net loss of approximately $25 to $35 million, $24.3 million of which was recorded as a non-cash impairment charge in the quarter ended September 30, 2005.

The following table presents summarized balance sheet information for the European Cookware business as of September 30, 2005 (in millions):

Accounts receivable, net	$24.5
Inventories, net	26.0
Prepaid expenses and other	0.8

Total Current Assets	51.3

Property, plant and equipment, net	11.6
Other assets	0.2

Total Assets	$63.1

Accounts payable	$17.7
Other accrued liabilities	13.0

Total Current Liabilities	30.7

Other noncurrent liabilities	1.5

Total Liabilities	$32.2

2004 Impairment
As a result of the annual impairment testing performed in 2004, the Company recorded a noncash $270.0 million ($253.9 million, net of tax) impairment charge in the third quarter of 2004. For the nine months ended September 30, 2004, the Company recorded non cash impairment charges of $295.1 million ($273.5 million, net of tax).
The following are the impairment charges recorded by the Company for the three and nine months ended September 30, 2004 (in millions):

	Three months ended September 30, 2004				Nine months ended September 30, 2004
		Other				Other
		Indefinite-	Other			Indefinite-	Other
		Lived	Long-			Lived	Long-
		Intangible	Lived			Intangible	Lived
Segment	Goodwill	Assets	Assets	Total	Goodwill	Assets	Assets	Total
Cleaning & Organization	$—	$—	$0.8	$0.8	$—	$—	$11.3	$11.3
Office Products	138.8	93.8	8.5	241.1	138.8	93.8	11.4	244.0
Tools & Hardware	—	—	1.0	1.0	1.5	3.3	2.0	6.8
Home Fashions	8.4	13.3	3.9	25.6	8.4	18.9	3.9	31.2
Other	—	—	1.5	1.5	—	—	1.8	1.8

Total	$147.2	$107.1	$15.7	$270.0	$148.7	$116.0	$30.4	$295.1

Cleaning & Organization
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
Office Products
The impairment charge recorded in the Office Products segment is primarily a result of three factors:

•
Prior year restructuring activity related to a product line in the European business has not resulted in the expected returns, and management is currently exploring alternatives for this product line. Accordingly, an impairment charge was recorded to write-down the long-lived assets to fair value (disposal value). The impairment charge recognized on this product line was $80.8 million, of which $8.5 million related to the write-down of property, plant & equipment.

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

•
In the third quarter, management decided to rationalize several trademarks and trade names (brands), primarily in the Latin America businesses. The current plan is to reduce the number of brands from 76 to 12 over the next three years. As a result of this decision, the Company determined that certain brands that were previously considered to have indefinite lives were impaired. Accordingly, the Company wrote-down these trademarks and tradenames to their fair value and will begin amortizing these brands over their remaining useful lives (generally three years). The total impairment charge recognized as a result of the decision to rationalize brands was $37.2 million.

Home Fashions
Management decided to rationalize certain trademarks and tradenames (brands), primarily in the United Kingdom home fashions business, in order to focus on promoting more effective brands. As a result of this decision the Company determined that these brands became impaired and accordingly, these trademarks and tradenames, as well as certain associated patents, have been written-off. The impairment charge associated with this decision was $17.2 million. Additionally, primarily as a result of an increase from the prior year in the discount rate (risk adjusted rate) used in calculating the enterprises’ fair value, an impairment charge of $8.4 million was recorded on goodwill.
The remaining impairment charge recognized in the second quarter of 2004 represents a write-down to fair value of certain trademarks and tradenames associated with product lines that the Company planned on exiting.
Tools & Hardware / Other
The impairment charge recorded in the Tools & Hardware and Other segments primarily relates to patents that the Company will allow to expire and fixed assets that are currently held for sale, and accordingly, have been written-down to fair value.
In the first quarter of 2004, the Company began exploring various options for certain businesses and product lines in the Tools & Hardware segment, including evaluating those businesses for potential sale. As this process progressed, the Company determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted an impairment test in the second quarter and recorded an impairment loss to write-down the net assets of these businesses and product lines to fair value.

Footnote 5 — Restructuring Costs
In 2001, the Company initiated a restructuring plan (the “2001 Plan”) aimed at reducing worldwide manufacturing and supply chain costs. The Company recorded total charges of $461.7 million, resulting in annual savings of over $125 million. These charges included previously recognized charges on discontinued operations of $87.6 million. The following analysis excludes those restructuring amounts related to discontinued operations. In 2005, the Company continued its restructuring efforts focusing on discrete individual projects as more fully described below.
Restructuring costs consisted of the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Facility and other exit costs	$4.9	$0.4	$6.1	$32.0
Employee severance and termination benefits	6.7	—	10.7	10.4
Exited contractual commitments and other	3.0	—	4.3	5.3

	$14.6	$0.4	$21.1	$47.7

The facility and other exit costs are primarily related to future minimum lease payments, or impairment, on vacated facilities and other closure costs.
The restructuring costs for the three months ended September 30, 2005 primarily related to the closure of a manufacturing facility in the Cleaning & Organization segment.
A summary of the Company’s restructuring reserves for the three and nine months ended September 30, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Beginning balance	$16.1	$99.7	$27.9	$145.1
Restructuring costs (provision)	14.6	0.4	21.1	47.7
Costs incurred	(12.3)	(61.1)	(30.6)	(153.8)

Ending balance	$18.4	$39.0	$18.4	$39.0

The restructuring reserve at September 30, 2005 relates to employee severance and lease commitment costs for facilities previously exited, primarily in the Cleaning & Organization and Office Products segments.
The following table depicts the changes in restructuring reserves for the nine months ended September 30, 2004 aggregated by reportable business segment (in millions):

	12/31/03		Costs	09/30/04
Segment	Balance	Provision	Incurred	Balance
Cleaning & Organization	$55.5	$22.3	($69.9)	$7.9
Office Products	29.9	11.6	(25.1)	16.4
Tools & Hardware	17.9	1.6	(16.2)	3.3
Home Fashions	17.7	8.7	(24.7)	1.7
Other	9.6	7.0	(12.9)	3.7
Corporate	14.5	(3.5)	(5.0)	6.0

	$145.1	$47.7	($153.8)	$39.0

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, and also include amounts recognized as incurred. Cash paid for restructuring activities was $7.8 million and $28.3 million for the three months ended September 30, 2005 and 2004, respectively. Cash paid for restructuring activities was $24.2 million and $71.8 million in the first nine months of 2005 and 2004, respectively.
2006 Restructuring Plan
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, on September 13, 2005, the Board of Directors of the Company approved a three-year restructuring plan, commencing in 2006 (the “2006 Plan”). While the Board of Directors has approved the overall plan, specific approval of each individual project is required (in accordance with the Company’s schedule of corporate authority) prior to commencing the action. As of September 30, 2005, no individual component of the plan had been approved. The 2006 Plan is designed to reduce manufacturing overhead to achieve best cost positions. The keys to the plan are to strategically outsource certain production to low cost suppliers and move manufacturing to lower cost countries where appropriate.
The 2006 Plan is expected to result in cumulative restructuring charges totaling between $350 and $400 million ($295 — $340 million after tax), with between $220 and $250 million ($185 — $210 million after tax) to be incurred in 2006. In 2006, the Company expects to use approximately $100 million of cash related to Project Acceleration. The Company expects annual savings from the 2006 Plan of $120 million upon conclusion of the program.
Footnote 6 — Inventories
Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserve, were as follows (in millions):

	September 30,	December 31,
	2005	2004
Materials and supplies	$217.3	$216.0
Work in process	199.2	168.8
Finished products	594.1	553.3

	$1,010.6	$938.1

Footnote 7 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	September 30,	December 31,
	2005	2004
Medium-term notes	$1,487.0	$1,647.0
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	436.7	474.3
Terminated interest rate swaps	28.2	38.3
Other long-term debt	0.9	0.3

Total debt	2,402.8	2,609.9
Current portion of long-term debt	(25.4)	(185.6)

Long-Term Debt	$2,377.4	$2,424.3

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

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension (income) expense for the three and nine months ended September 30, for its United States plans (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost-benefits earned during the year	$0.8	$10.2	$1.7	$31.2
Interest cost on projected benefit obligation	12.9	16.0	38.6	40.4
Expected return on plan assets	(16.2)	(19.5)	(48.5)	(49.2)
Amortization of:
Prior service cost	0.3	(0.2)	0.8	(0.4)
Actuarial loss	1.2	1.5	3.7	3.8
Curtailment and special termination benefits	—	—	(16.1)	(1.8)

Net pension (income) expense	($1.0)	$8.0	($19.8)	$24.0

The following table presents the components of the Company’s pension (income) expense for the three and nine months ended September 30, for its International plans (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost-benefits earned during the year	$2.0	$1.8	$6.2	$5.3
Interest cost on projected benefit obligation	5.8	4.9	18.0	14.8
Expected return on plan assets	(5.2)	(4.5)	(16.2)	(13.6)
Amortization of:
Actuarial loss	0.9	0.4	2.8	1.3
Curtailment and special termination benefit costs	—	—	—	0.2

Net pension expense	$3.5	$2.6	$10.8	$8.0

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
The following table presents the components of the Company’s other postretirement benefits expense for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost-benefits earned during the year	$0.9	$1.0	$2.8	$3.5
Interest cost on projected benefit obligation	2.8	3.4	10.2	11.1

Amortization of:
Prior service cost	(1.5)	(0.2)	(1.8)	(0.5)
Actuarial loss	0.5	—	1.0	0.5

Net other postretirement benefits expense	$2.7	$4.2	$12.2	$14.6

Footnote 9 — Income Taxes
In January 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific deduction included in the Company’s 2003 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. A $58.6 million benefit was recorded in income taxes for the three months ended March 31, 2005 related to this issue. The amount was fully reserved as of December 31, 2004.
During the three months ended September 30, 2005, the statute of limitations on certain tax positions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amounts of $15.3 million.
In the three months ended September 30, 2004, the Company received notification from the IRS that it would receive a refund of $2.9 million relating to amounts previously paid. Accordingly, this amount has been recorded in income taxes for the three and nine months ended September 30, 2004.
During the nine months ended September 30, 2004, the statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $37.4 million. Accordingly, the impact was recorded in income taxes for the nine months ended September 30, 2004.
In 2004, due to significant restructuring activity and certain changes in the Company’s business model affecting the utilization of net operating loss carryovers, particularly in certain European countries, the valuation allowance on certain net operating losses previously tax-benefited has been increased by $31.0 million. This amount was recorded in income taxes for the nine months ended September 30, 2004.
Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, is shown below (in millions, except per share data):

			Convertible
	Basic	Dilutive	Preferred	Diluted
	Method	Securities(1)	Securities(2)	Method
Three Months Ended September 30, 2005
Income from continuing operations	$53.5	—	—	$53.5
Earnings per share	$0.19	—	—	$0.19

Income from discontinued operations	$18.0	—	—	$18.0
Earnings per share	$0.07	—	—	$0.07

Net income	$71.5	—	—	$71.5
Earnings per share	$0.26	—	—	$0.26

Weighted average shares outstanding	274.4	0.6	—	275.0

Three Months Ended September 30, 2004
Loss from continuing operations	($155.7)	—	—	($155.7)
Loss per share	($0.57)	—	—	($0.57)

Loss from discontinued operations	($70.7)	—	—	($70.7)
Loss per share	($0.26)	—	—	($0.26)

Net loss	($226.4)	—	—	($226.4)
Loss per share	($0.83)	—	—	($0.83)

Weighted average shares outstanding	274.4	—	—	274.4

Nine Months Ended September 30, 2005
Income from continuing operations	$241.8	—	—	$241.8
Earnings per share	$0.88	—	—	$0.88

Loss from discontinued operations	($67.5)	—	—	($67.5)
Loss per share	($0.25)	—	—	($0.25)

Net income	$174.3	—	—	$174.3
Earnings per share	$0.64	—	—	$0.63

Weighted average shares outstanding	274.4	0.4	—	274.8

Nine Months Ended September 30, 2004
Loss from continuing operations	($65.1)	—	—	($65.1)
Loss per share	($0.24)	—	—	($0.24)

Loss from discontinued operations	($175.2)	—	—	($175.2)
Loss per share	($0.64)	—	—	($0.64)

Net loss	($240.3)	—	—	($240.3)
Loss per share	($0.88)	—	—	($0.88)

Weighted average shares outstanding	274.4	—	—	274.4
(1)
Dilutive securities include “in the money options” and restricted stock awards. The weighted average shares outstanding for the three months ended September 30, 2005 and 2004 exclude the dilutive effect of approximately 7.7 million and 11.2 million stock options, respectively, and approximately 9.9 million and 8.8 million stock options for the nine months ended September 30, 2005 and 2004, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective periods and/or the inclusion would have been anti-dilutive.

(2)
The convertible preferred securities are anti-dilutive for the three and nine months ended September 30, 2005 and 2004, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million and $4.2 million for the three months ended September 30, 2005 and 2004, respectively, and $10.9 million and $12.6 million for the nine months ended September 30, 2005 and 2004, respectively. Weighted average shares outstanding would have increased by 8.3 million shares and 9.9 million shares for the three months ended September 30, 2005 and 2004, respectively, and 8.4 million shares and 9.9 million shares for the nine months ended September 30, 2005 and 2004, respectively.

The Company also grants restricted stock awards to directors and certain employees. Generally, these awards are subject to three-year cliff vesting and pay dividends quarterly. As of September 30, 2005, the Company had outstanding restricted stock awards of 1.0 million shares, none of which are vested. Total compensation expense of $1.7 million and $0.7 million was recorded for the three months ended September 30, 2005 and 2004, respectively, related to the restricted shares. Total compensation expense of $4.6 million and $2.2 million was recorded for the nine months ended September 30, 2005 and 2004, respectively, related to the restricted shares.
Footnote 11 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, net gains/(losses) on derivative instruments and net minimum pension liability adjustments.
The following table displays the components of accumulated other comprehensive income (loss) (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain/(Loss)	(Loss)/Gain	Liability	Loss
Balance at December 31, 2004	$120.4	($4.3)	($186.5)	($70.4)
Current year change	(75.8)	16.1	—	(59.7)

Balance at September 30, 2005	$44.6	$11.8	($186.5)	($130.1)

Total comprehensive income (loss) amounted to the following (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$71.5	($226.4)	$174.3	($240.3)
Foreign currency translation (loss) gain	(6.3)	12.6	(75.8)	38.2
After-tax derivatives hedging gain (loss)	3.8	(3.2)	16.1	(11.8)

Comprehensive income (loss)	$69.0	($217.0)	$114.6	($213.9)

Footnote 12 — Industry Segments
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products

Cleaning & Organization	Indoor/outdoor organization, storage, food storage, cleaning, refuse
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, office products, art supplies
Tools & Hardware	Hand tools, power tool accessories, industrial tool accessories, manual paint applicators, cabinet hardware, propane torches
Home Fashions	Drapery hardware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, and strollers
The Company’s segment results are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales (1)
Cleaning & Organization	$392.7	$405.4	$1,093.7	$1,191.3
Office Products	427.8	424.3	1,256.1	1,246.3
Tools & Hardware	318.9	300.6	910.8	875.2
Home Fashions	203.8	228.1	614.1	679.1
Other	255.0	262.9	741.6	767.3

	$1,598.2	$1,621.3	$4,616.3	$4,759.2

Operating Income (Loss) (2)
Cleaning & Organization	$53.7	$29.8	$89.3	$55.2
Office Products	59.9	61.5	192.3	188.8
Tools & Hardware	46.3	45.1	122.3	131.6
Home Fashions	13.8	15.9	12.9	25.0
Other	25.1	24.7	57.1	55.6

Corporate (3)	(10.1)	(10.2)	(29.3)	(27.3)
Impairment Charges (4)	(58.6)	(270.0)	(58.6)	(295.1)
Restructuring Costs (5)	(14.6)	(0.4)	(21.1)	(47.7)

	$115.5	($103.6)	$364.9	$86.1

	September 30,	December 31,
Identifiable Assets	2005	2004
Cleaning & Organization	$776.7	$825.7
Office Products	955.8	997.8
Tools & Hardware	857.0	836.2
Home Fashions	517.6	599.0
Other	476.1	523.1
Corporate (6)	2,493.6	2,708.1
Discontinued Operations	50.2	176.6

	$6,127.0	$6,666.5

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales
United States	$1,129.0	$1,155.9	$3,208.3	$3,313.7
Canada	100.3	86.9	266.2	248.7

North America	1,229.3	1,242.8	3,474.5	3,562.4
Europe	267.2	294.5	864.1	937.2
Central and South America	61.7	48.2	162.9	148.7
All other	40.0	35.8	114.8	110.9

	$1,598.2	$1,621.3	$4,616.3	$4,759.2

Operating Income (Loss) (7)
United States	$142.9	$119.6	$347.6	$296.1
Canada	21.7	19.7	50.8	52.1

North America	164.6	139.3	398.4	348.2
Europe	(61.0)	(211.4)	(66.5)	(241.4)
Central and South America	4.2	(38.9)	12.3	(36.4)
All other	7.7	7.4	20.7	15.7

	$115.5	($103.6)	$364.9	$86.1

	September 30,	December 31,
Identifiable Assets (8)	2005	2004
United States	$4,530.1	$4,797.2
Canada	98.9	114.1

North America	4,629.0	4,911.3
Europe	1,129.2	1,257.4
Central and South America	186.6	185.1
All other	132.0	136.1
Discontinued Operations	50.2	176.6

	$6,127.0	$6,666.5

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 15% of consolidated net sales in the first nine months of 2005 and 2004, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)
Operating income (loss) is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate operating expenses consist primarily of administrative costs that are not allocated to a particular segment.
4)	Impairment charges have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
5)	Restructuring costs have been presented separately in this table; refer to Footnote 5 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment for 2004.
6)
Corporate assets primarily include trade names, goodwill and deferred tax assets. Accordingly, the write-down of goodwill and other intangible assets associated with the impairment charges (see Footnote 4 to the Consolidated Financial Statements (Unaudited)) have been reflected as reductions in Corporate assets.

7)	The restructuring costs and impairment charges have been reflected in the appropriate geographic regions for all periods presented.
8)	Transfers of finished goods between geographic areas are not significant. Corporate assets are primarily reflected in the United States.
Footnote 13 — Contingencies
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company remains committed to investing in strategic brands and new product development, achieving a best cost position, and strengthening its portfolio of businesses. The Company will continue to make investments in advertising, promotion, and research and development in its “invest” businesses, which encompass the Company’s high-potential, high margin brands, while taking action to improve profitability in “fix” businesses, which encompass many of the Company’s low margin product lines.
The Company defines invest businesses as those having high margin opportunity and the ability to generate growth through innovative new products and investments in brand building and marketing. Invest businesses are generally meeting or exceeding the company’s minimum financial targets and collectively generate operating income percentages of 15% or higher. Fix businesses are characterized by the Company as having various challenges and unacceptable profitability. Management’s primary focus for fix businesses is to take significant actions to improve profitability. Currently, the Company classifies Rubbermaid Home Products, Cookware Europe, Home Fashions and Little Tikes as fix businesses.
The Company made significant progress in the first nine months of 2005 toward achieving its previously announced 2005 key objectives. The Company’s key objectives for 2005, and the progress made in the first nine months of 2005 toward achieving such priorities, are highlighted below:
1.
Strengthen/Broaden Portfolio: The Company continues to evaluate its current portfolio and intends to pursue acquisition opportunities to complement internal growth. In addition to acquiring high potential businesses or product lines, such as the pending DYMO transaction, the Company is focused on divesting non-strategic businesses and rationalizing low margin product lines that do not fit within the Company’s strategy, such as the Curver business and the pending sale of its European Cookware business, as well as certain product lines in the Cleaning & Organization business. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for additional information on acquisitions. See Footnotes 3 and 4 to the Consolidated Financial Statements (Unaudited) for additional information on divestitures.

2.
Invest in High Margin Businesses: The Company continues to focus significant resources on enhancing its new product development pipeline, as well as strengthening the Company’s numerous brands through targeted advertising and promotion. In the first nine months of 2005, the Company made additional investments in SG&A (primarily in the Office Products and Tools & Hardware segments), which were partially offset by the positive impact of the U.S. pension curtailment (discussed in Footnote 8 to the Consolidated Financial Statements (Unaudited)). The net impact was an increase in SG&A of $23.7 million over the first nine months of 2004. The Company will continue to make investments in SG&A in its invest businesses with planned investments of approximately $10 million in the fourth quarter of 2005.

In order to partially fund increases in SG&A in the invest businesses, the Company is focused on streamlining its operations to reduce non-strategic costs throughout the organization.

3.
Address Raw Material Inflation: The Company has several businesses that have been significantly impacted by raw material inflation, particularly in resin and to a lesser extent, steel. The Company historically combated such cost increases through internal productivity initiatives. However, due to the continued inflationary pressure in raw materials, the Company has implemented sales price increases to offset a portion of the increased costs. In the first nine months of 2005, the Company experienced raw material inflation of approximately $105 million (primarily in resin and steel), partially offset by pricing increases of approximately $96 million. For the full year raw material inflation is expected to be $160 million, which will be partially offset by forecasted price increases of approximately $130 million.

4.
Reduce Manufacturing Overhead: The Company is committed to reducing its manufacturing costs by at least five percent annually. As a result of the recent divestiture and product line rationalization programs, the Company is focused on reengineering its manufacturing overhead structure to accommodate its current manufacturing base.

In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, on September 13, 2005, the Board of Directors of the Company approved a three-year restructuring plan, commencing in 2006 (the “2006 Plan”). While the Board of Directors has approved the overall plan, specific approval of each individual project is required prior to commencing the action in accordance with the Company’s schedule of corporate authority. As of September 30, 2005, no individual component of the plan had been approved. The 2006 Plan is designed to reduce manufacturing overhead to advance plans for achieving best cost positions for the Company’s portfolio.

The 2006 Plan is expected to result in cumulative restructuring charges totaling between $350 and $400 million ($295 - $340 million after tax), with between $220 and $250 million ($185 - $210 million after tax) to be incurred in 2006. The Company expects to use approximately $100 million of cash related to Project Acceleration. The Company expects annual savings from the 2006 Plan of $120 million upon conclusion of the program.

Additionally, the Company is committed to deploying and implementing Newell Operational Excellence. Newell Operational Excellence is the process that the Company has developed using best practices from methodologies such as Six Sigma, Kaizen, Kanban and other lean manufacturing principles. The Company’s rollout of this program in 2002 introduced a new mindset of continuous improvement in manufacturing. The Company delivered approximately $67 million of gross productivity savings, excluding raw material inflation, during the first nine months of 2005. Gross productivity savings are forecasted to be $90 million for the full year 2005.

Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Net sales	$1,598.2	100.0%	$1,621.3	100.0%	$4,616.3	100.0%	$4,759.2	100.0%
Cost of products sold	1,098.0	68.7	1,156.6	71.3	3,232.9	70.0	3,415.2	71.8

Gross margin	500.2	31.3	464.7	28.7	1,383.4	30.0	1,344.0	28.2
Selling, general and administrative expenses	311.5	19.5	297.9	18.4	938.8	20.3	915.1	19.2
Impairment charges	58.6	3.7	270.0	16.7	58.6	1.3	295.1	6.2
Restructuring costs	14.6	0.9	0.4	—	21.1	0.5	47.7	1.0

Operating income (loss)	115.5	7.2	(103.6)	(6.4)	364.9	7.9	86.1	1.8
Nonoperating expenses:
Interest expense, net	34.3	2.1	29.5	1.8	96.2	2.1	89.9	1.9
Other (income) expense, net	(0.6)	—	(0.3)	—	(1.0)	—	3.7	0.1

Net nonoperating expenses	33.7	2.1	29.2	1.8	95.2	2.1	93.6	2.0

Income (loss) before income taxes	81.8	5.1	(132.8)	(8.2)	269.7	5.8	(7.5)	(0.2)
Income taxes	28.3	1.8	22.9	1.4	27.9	0.6	57.6	1.2

Income (loss) from continuing operations	53.5	3.3	(155.7)	(9.6)	241.8	5.2	(65.1)	(1.4)

Income (loss) from discontinued operations, net of tax	18.0	1.1	(70.7)	(4.4)	(67.5)	(1.5)	(175.2)	(3.7)

Net income (loss)	$71.5	4.5%	($226.4)	(14.0)%	$174.3	3.8%	($240.3)	(5.0)%

Three Months Ended September 30, 2005 vs. Three Months Ended September 30, 2004
Consolidated Operating Results:
Net sales for the three months ended September 30, 2005 (third quarter) were $1,598.2 million, representing a decrease of $23.1 million, or 1.4%, from $1,621.3 million in the comparable quarter of 2004, consisting of the following (in millions, except percentages):

	$	%

Favorable currency translation	$14	0.9%
Favorable pricing	31	1.9
Product line rationalization	(40)	(2.5)
Core sales	(28)	(1.7)

	($23)	(1.4)%

The Company’s invest businesses generated a 3.7% improvement in sales for the third quarter of 2005 versus the comparable quarter of 2004, driven by a 6.1% increase in the Tools & Hardware business combined with mid single digit growth in the Rubbermaid Commercial and Rubbermaid Food businesses.
Offsetting these improvements was an 8.4% decline in the Company’s businesses classified as fix. Driving the lower sales performance was product line rationalization in the Rubbermaid Home Products business, core sales decline in the European Window Fashion business and lower battery operated product sales in the Little Tikes business. The Company expects the softness in its fix businesses to continue in the fourth quarter.
Gross margin, as a percentage of net sales, in the third quarter of 2005 was 31.3%, or $500.2 million, versus 28.7%, or $464.7 million, in the comparable quarter of 2004. The improvement in gross margin is primarily related to favorable pricing of $31 million, or 1.9% of net sales, gross productivity of $22 million, and favorable mix driven by new products and the continued rationalization of unprofitable product lines, partially offset by raw material inflation of $17 million, primarily in resin.
Selling, general and administrative expenses (SG&A) in the third quarter of 2005 were 19.5% of net sales, or $311.5 million, versus 18.4%, or $297.9 million, in the comparable quarter of 2004. The primary driver of the increase was additional strategic advertising and promotional investments in the Office Products and Tools & Hardware segments, partially offset by streamlining activities.
The Company recorded non-cash pretax impairment charges in the third quarter of 2005 of $58.6 million, versus $270.0 million in the third quarter of 2004. The 2005 charge was required to write-down certain assets to fair value, including goodwill, fixed assets, trademarks and trade names related to the Company’s United Kingdom Home Fashion business and European Cookware business. The 2004 charge was required to write-down certain assets to fair value, primarily in the Company’s European and Latin American Office Products businesses. See Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
The Company recorded pre-tax restructuring costs of $14.6 million in the third quarter of 2005, reflecting the closure of a manufacturing facility in the Cleaning & Organization segment, compared to $0.4 million in the prior year. The 2005 pre-tax costs included $4.9 million of facility and other exit costs, $6.7 million of employee severance and termination benefits and $3.0 million of exited contractual commitments and other restructuring costs. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income (loss) in the third quarter of 2005 was $115.5 million, or 7.2% of net sales, versus ($103.6) million, or (6.4%), in the comparable quarter of 2004. The improvement in operating margins is the result of the factors described above.
Net nonoperating expenses in the third quarter of 2005 were 2.1% of net sales, or $33.7 million, versus 1.8% of net sales, or $29.2 million, in the comparable quarter of 2004. The increase in net nonoperating expenses is mainly attributable to an increase in net interest expense of $4.8 million due to higher borrowing rates.
The effective tax rate was 34.6% in the third quarter of 2005 versus (17.2)% in the third quarter of 2004. The change in the effective tax rate is primarily related to the non-deductibility associated with a portion of the Company’s impairment charges recorded in 2005 and 2004 ($58.6 million and $270.0 million, respectively) and the $15.3 million income tax benefit recorded in 2005 compared to the net income tax benefit of $2.9 million recorded in 2004 as a result of favorable tax contingency settlements. See Footnotes 4 and 9 to the Consolidated Financial Statements (Unaudited) for further information.
Income (loss) from continuing operations for the third quarter of 2005 was $53.5 million, compared to ($155.7) million in the third quarter of 2004. Diluted earnings (loss) per share from continuing operations were $0.19 in the third quarter of 2005 compared to ($0.57) in the third quarter of 2004.
The loss recognized from operations of discontinued operations for the third quarter of 2005 was $2.4 million, net of tax, compared to $79.3 million, net of tax, in the third quarter of 2004. The gain on disposal of discontinued operations for the third quarter of 2005 was $20.4 million, net of tax, compared to $8.6 million, net of tax, in the third quarter of 2004. In the third quarter of 2004, the Company recorded a gain on the disposal of the Little Tikes Commercial Playground Systems business of $9.6 million, net of tax, partially offset by a $1.0 million loss, net of tax, on the disposal of the U.S. picture frames business (Burnes), the Anchor Hocking glassware business, and the Mirro cookware business. In the third quarter of 2005, the Company recorded a $20.4 million gain, net of tax, related to a business formerly in the Cleaning & Organization segment to reflect the estimated increase in the value of the business. Diluted income (loss) per share from discontinued operations was $0.07 in the third quarter of 2005 compared to ($0.26) in the third quarter of 2004. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.
Net income (loss) for the third quarter of 2005 was $71.5 million, compared to ($226.4) million in the third quarter of 2004. Diluted earnings (loss) per share were $0.26 in the third quarter of 2005 compared to ($0.83) in the third quarter of 2004.
Business Group Operating Results:
Net sales by reportable segment were as follows for the three months ended September 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$392.7	$405.4	(3.1)%
Office Products	427.8	424.3	0.8
Tools & Hardware	318.9	300.6	6.1
Home Fashions	203.8	228.1	(10.7)
Other	255.0	262.9	(3.0)

Total Net Sales (1)	$1,598.2	$1,621.3	(1.4)%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$53.7	$29.8	80.2%
Office Products	59.9	61.5	(2.6)
Tools & Hardware	46.3	45.1	2.7
Home Fashions	13.8	15.9	(13.2)
Other	25.1	24.7	1.6
Corporate Costs (2)	(10.1)	(10.2)
Impairment Charges (3)	(58.6)	(270.0)
Restructuring Costs (4)	(14.6)	(0.4)

Total Operating Income (Loss) (5)	$115.5	($103.6)	211.5%

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 15% of consolidated net sales in the three months ended September 30, 2005 and 2004, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that are not allocated to a particular segment.
(3)	Impairment charges have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
(4)	Restructuring costs have been presented separately in this table; refer to Footnote 5 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment for 2004.
(5)
Operating income (loss) is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis.

Cleaning & Organization
Net sales for the third quarter of 2005 were $392.7 million, a decrease of $12.7 million, or 3.1%, from $405.4 million in the third quarter of 2004, driven primarily by the planned product line exits and core sales decline in the Rubbermaid Home Products business, partially offset by mid single digit growth in both the Rubbermaid Commercial Products and Rubbermaid Foodservice businesses.
Operating income for the third quarter of 2005 was $53.7 million, an increase of $23.9 million, or 80.2%, from $29.8 million in the third quarter of 2004. The improvement in operating income is the result of pricing actions, core sales growth in both the Rubbermaid Commercial Products and Rubbermaid Foodservice businesses, reductions in SG&A, and favorable mix. These factors were partially offset by raw material inflation and lost absorption in our manufacturing facilities.
Office Products
Net sales for the third quarter of 2005 were $427.8 million, an increase of $3.5 million, or 0.8%, from $424.3 million in the third quarter of 2004. The increase was primarily due to growth in North and South America, as the Back-to-School season was on plan and slightly above last year. Offsetting this growth was a high single digit decline in Europe. From a product perspective, everyday writing has stabilized and markers continue to grow double digits, offset by declines in fine writing and office supplies.
Operating income for the third quarter of 2005 was $59.9 million, a decrease of $1.6 million, or 2.6%, from $61.5 million in the third quarter of 2004. Increased investment in SG&A, primarily related to the Sharpie advertising campaign, was partially offset by improvements in gross margin driven by new product introductions and productivity.
Tools & Hardware
Net sales for the third quarter of 2005 were $318.9 million, an increase of $18.3 million, or 6.1%, from $300.6 million in the third quarter of 2004, driven by strong sales in the LENOX, IRWIN® and BernzOmatic businesses, partially offset by a mid single digit decline in the Amerock business.
Operating income for the third quarter of 2005 was $46.3 million, an increase of $1.2 million, or 2.7%, from $45.1 million in the third quarter of 2004. The sales increase combined with productivity more than offset raw material inflation, primarily in steel, and increased investments in SG&A.
Home Fashions
Net sales for the third quarter of 2005 were $203.8 million, a decrease of $24.3 million, or 10.7%, from $228.1 million in the third quarter of 2004, driven by product line exits and core sales declines in the European Home Fashions business.
Operating income for the third quarter of 2005 was $13.8 million, a decrease of $2.1 million, or 13.2%, from $15.9 million in the third quarter of 2004. The decrease in operating income was due primarily to lower sales, partially offset by productivity and reduced SG&A.
Other
Net sales for the third quarter of 2005 were $255.0 million, a decrease of $7.9 million, or 3.0%, from $262.9 million in the third quarter of 2004, primarily as a result of core sales declines in Little Tikes battery operated products, partially offset by mid single digit growth in the rest of the segment.
Operating income for the third quarter of 2005 was $25.1 million, an increase of $0.4 million, or 1.6%, from $24.7 million in the third quarter of 2004, driven primarily by strong productivity and reduced SG&A in the Little Tikes business.
Nine Months Ended September 30, 2005 vs. Nine Months Ended September 30, 2004
Consolidated Operating Results:

Net sales for the nine months ended September 30, 2005 were $4,616.3 million, representing a decrease of $142.9 million, or 3.0% from $4,759.2 million in the comparable period of 2004, consisting of the following (in millions, except percentages):

	$	%

Favorable currency translation	$62	1.3%
Favorable pricing	96	2.0
Product line rationalization	(161)	(3.4)
Core sales	(140)	(2.9)

	($143)	(3.0)%

Net sales in the Company’s invest businesses improved 2.2% for the nine months ended September 30, 2005 versus the comparable period of 2004, led by mid single digit growth in Tools & Hardware and Rubbermaid Commercial Products.
Net sales in the Company’s fix businesses declined 9.8% for the nine months ended September 30, 2005 versus the comparable period of 2004, as a result of low margin product line exits in Rubbermaid Home Products and core sales declines in the European Window Fashion business and lower battery operated product sales in the Little Tikes business.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2005 was 30.0%, or $1,383.4 million, versus 28.2%, or $1,344.0 million, in the comparable period of 2004. The improvement in gross margin is primarily related to favorable pricing of $96 million, or 2.0% of net sales, gross productivity of $67 million, and favorable mix driven by new products and the continued rationalization of unprofitable product lines, partially offset by raw material inflation of $105 million (primarily resin and steel) and the impact of the core sales decline.
Selling, general and administrative expenses (SG&A) for the nine months ended September 30, 2005 were 20.3% of net sales, or $938.8 million, versus 19.2%, or $915.1 million, in the comparable period of 2004. The increase in SG&A reflects a currency impact of $16.0 million. All other SG&A was up $7.7 million, with strategic investments in invest businesses, partially offset by streamlining in the Company’s fix businesses.
The Company recorded non-cash pretax impairment charges of $58.6 million and $295.1 million for the nine months ended September 30, 2005 and 2004, respectively. This 2005 charge was required to write-down certain assets to fair value, including goodwill, trademarks and trade names related to the Company’s United Kingdom Home Fashion business and European Cookware fixed assets. The 2004 charge was required to write-down certain assets to fair value, primarily in the Company’s European and Latin American Office Products businesses. See Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
The Company recorded pre-tax restructuring costs of $21.1 million and $47.7 million for the nine months ended September 30, 2005 and 2004, respectively. The 2005 pre-tax costs included $6.1 million of facility and other exit costs, $10.7 million of employee severance and termination benefits and $4.3 million of exited contractual commitments and other restructuring costs. The 2004 pre-tax costs included $32.0 million of facility and other exit costs, $10.4 million of employee severance and termination benefits and $5.3 million of exited contractual commitments and other restructuring costs. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on the restructuring costs.
Operating income for the nine months ended September 30, 2005 was $364.9 million, or 7.9% of net sales, versus $86.1 million, or 1.8% of net sales, in the comparable period of 2004. The improvement in operating margins is the result of the factors described above.
Net nonoperating expenses for the nine months ended September 30, 2005 were 2.1% of net sales, or $95.2 million, versus 2.0% of net sales, or $93.6 million, in the comparable period of 2004. The increase in net nonoperating expenses is mainly attributable to an increase in net interest expense, $96.2 million for the nine months ended September 30, 2005 compared to $89.9 million for the same period for 2004. The increase was primarily due to higher borrowing rates, partially offset by lower average debt balances. Partially offsetting the increase in net interest expense are gains recognized in 2005 on the sale of property, plant and equipment.
The effective tax rate was 10.3% for the nine months ended September 30, 2005 versus 768.0% for the nine months ended September 30, 2004. The change in the effective tax rate is primarily related to the $73.9 million income tax benefit recorded in 2005 compared to the net income tax benefit of $9.3 million recorded in 2004, as a result of favorable resolution of certain tax positions, the expiration of the statute of limitations and the non-deductibility associated with a portion of the Company’s impairment charges recorded in 2005 and 2004 ($58.6 million and $295.1 million, respectively). See Footnotes 4 and 9 to the Consolidated Financial Statements (Unaudited) for further information.
Income (loss) from continuing operations for the nine months ended September 30, 2005 was $241.8 million, compared to ($65.1) million for the nine months ended September 30, 2004. Diluted earnings (loss) per share from continuing operations was $0.88 for the nine months ended September 30, 2005 compared to ($0.24) for the nine months ended September 30, 2004.
The loss recognized from operations of discontinued operations for the nine months ended September 30, 2005 was $0.1 million, net of tax, compared to $84.7 million, net of tax, for the nine months ended September 30, 2004. The loss on disposal of discontinued operations for the nine months ended September 30, 2005 was $67.4 million, net of tax, compared to $90.5 million, net of tax, for the nine months ended September 30, 2004. For the nine months ended September 30, 2004, the Company recorded a $21.5 million loss, net of tax, on the disposal of the U.S. picture frames business (Burnes), the Anchor Hocking glassware business, and the Mirro cookware business, a $72.2 million loss, net of tax, on the disposal of the Panex Brazilian low-end cookware division, a $6.4 million loss, net of tax, on the disposal of the European picture frames business, partially offset by a gain on the disposal of the Little Tikes Commercial Playground Systems business of $9.6 million, net of tax. For the nine months ended September 30, 2005, the $67.4 million loss, net of tax, on the disposal of discontinued operations was comprised primarily of a $62.0 million loss, net of tax, on the disposal of the Curver business and a $4.1 million impairment loss, net of tax, related to a business formerly in the Cleaning & Organization segment. Diluted loss per share from discontinued operations was $0.25 for the nine months ended September 30, 2005 compared to $0.64 for the nine months ended September 30, 2004. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.
Net income (loss) for the nine months ended September 30, 2005 was $174.3 million, compared to ($240.3) million for the nine months ended September 30, 2004. Diluted earnings (loss) per share was $0.63 for the nine months ended September 30, 2005 compared to ($0.88) for the nine months ended September 30, 2004.
Business Segment Operating Results:
Net sales by reportable segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$1,093.7	$1,191.3	(8.2)%
Office Products	1,256.1	1,246.3	0.8
Tools & Hardware	910.8	875.2	4.1
Home Fashions	614.1	679.1	(9.6)
Other	741.6	767.3	(3.3)

Total Net Sales (1)	$4,616.3	$4,759.2	(3.0)%

Operating income by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2005	2004	% Change
Cleaning & Organization	$89.3	$55.2	61.8%
Office Products	192.3	188.8	1.9
Tools & Hardware	122.3	131.6	(7.1)

Home Fashions	12.9	25.0	(48.4)
Other	57.1	55.6	2.7
Corporate Costs (2)	(29.3)	(27.3)
Impairment Charges (3)	(58.6)	(295.1)
Restructuring Costs (4)	(21.1)	(47.7)

Total Operating Income (5)	$364.9	$86.1	323.8%

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 15% consolidated net sales in the first nine months of 2005 and 2004. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs that are not allocated to a particular segment.
(3)	Impairment charges have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
(4)	Restructuring costs have been presented separately in this table; refer to Footnote 5 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment for 2004.
(5)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis.

Cleaning & Organization
Net sales for the nine months ended September 30, 2005 were $1,093.7 million, a decrease of $97.6 million, or 8.2%, from $1,191.3 million in the comparable period of 2004, driven primarily by the planned product line exits and core sales declines in the Rubbermaid Home Products business. These factors were partially offset by mid single digit growth in the Rubbermaid Commercial Products business, favorable pricing and foreign currency translation.
Operating income for the nine months ended September 30, 2005 was $89.3 million, an increase of $34.1 million, or 61.8%, from $55.2 million in the comparable period of 2004. The improvement in operating income is the result of core sales growth in Rubbermaid Commercial Products, favorable sales mix and favorable pricing which more than offset raw material inflation and lost absorption in manufacturing facilities.
Office Products
Net sales for the nine months ended September 30, 2005 were $1,256.1 million, an increase of $9.8 million, or 0.8% from $1,246.3 million in the comparable period of 2004. The increase was primarily due to strong Back-to-School season sales, the successful implementation of new products in the markers business and favorable foreign currency translation, partially offset by sales declines in the fine writing, everyday writing and office supplies businesses.
Operating income for the nine months ended September 30, 2005 was $192.3 million, an increase of $3.5 million, or 1.9%, from $188.8 million in the comparable period of 2004, as a result of increased sales and improved margins associated with the new product introductions and productivity, partially offset by raw material inflation and increased investment in SG&A, primarily related to the Sharpie® advertising campaign.
Tools & Hardware
Net sales for the nine months ended September 30, 2005 were $910.8 million, an increase of $35.6 million, or 4.1%, from $875.2 million in the comparable period of 2004, driven by increases in the LENOX, IRWIN and BernzOmatic businesses, partially offset by sales declines in the Amerock business.
Operating income for the nine months ended September 30, 2005 was $122.3 million, a decrease of $9.3 million, or 7.1%, from $131.6 million in the comparable period of 2004, driven by raw material inflation, unfavorable mix, restructuring related costs at the Amerock and IRWIN businesses and continued investments in SG&A in the tools business, partially offset by productivity and the sales increase noted above.
Home Fashions

Net sales for the nine months ended September 30, 2005 were $614.1 million, a decrease of $65.0 million, or 9.6%, from $679.1 million in the comparable period of 2004, driven by product line exits and core sales declines in the European Home Fashions business, partially offset by favorable foreign currency translation.
Operating income for the nine months ended September 30, 2005 was $12.9 million, a decrease of $12.1 million, or 48.4%, from $25.0 million in the comparable period of 2004. The decrease in operating income was due primarily to lower sales, and the liquidation of Douglas Kane, partially offset by productivity.
Other
Net sales for the nine months ended September 30, 2005 were $741.6 million, a decrease of $25.7 million, or 3.3%, from $767.3 million in the comparable period of 2004. The decline is primarily the result of product line exits in the Graco business and core sales declines in the Little Tikes battery operated products business, partially offset by favorable pricing and foreign currency translation.
Operating income for the nine months ended September 30, 2005 was $57.1 million, an increase of $1.5 million, or 2.7%, from $55.6 million in the comparable period of 2004, driven primarily by strong productivity, favorable pricing and reduced SG&A in the juvenile products businesses, partially offset by raw material inflation.
Liquidity and Capital Resources
Cash and cash equivalents decreased by $20.1 million for the nine months ended September 30, 2005. The change in cash and cash equivalents is as follows for the nine months ended September 30, (in millions):

	2005	2004

Cash provided by operating activities	$451.3	$421.8
Cash (used in) provided by investing activities	(75.8)	191.0
Cash used in financing activities	(387.4)	(402.4)
Exchange effect on cash and cash equivalents	(8.2)	(0.3)

(Decrease) Increase in cash and cash equivalents	($20.1)	$210.1

Sources:
The Company’s primary sources of liquidity and capital resources include cash provided from operations, proceeds from the disposal of noncurrent assets, proceeds from the sale of businesses, and use of available borrowing facilities.
Cash provided by operating activities for the nine months ended September 30, 2005 was $451.3 million compared to $421.8 million for the comparable period of 2004. The increase in cash provided from operating activities was primarily due to the improvement in inventory and a voluntary $50 million cash contribution to the Company’s U.S. pension plan in 2004 that did not occur in 2005.
The Company has a $650.0 million five-year Syndicated Revolving Credit Agreement (the “Revolver”) that is scheduled to expire in June 2007. At September 30, 2005, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $650.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. At September 30, 2005, no commercial paper was outstanding.
The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The agreement also limits Subsidiary Indebtedness. As of September 30, 2005, the Company was in compliance with this agreement.

In the first nine months of 2005, the Company received proceeds from the issuance of debt of $134.1 million compared to $21.3 million in the year ago period.
In the first nine months of 2005, the Company received cash proceeds of $29.4 million related to the sale of businesses and other non-current assets, compared to $289.2 million in the year ago period. Businesses sold in 2004 include the Panex Brazilian low-end cookware division, European picture frames businesses, U.S. picture frames business (Burnes), Anchor Hocking glassware business, Mirro cookware business and the Little Tikes Commercial Playground Systems business.
Uses:
The Company’s primary uses of liquidity and capital resources include acquisitions, payments on notes payable and long-term debt, dividend payments, and expenditures for property, plant and equipment.
In the first nine months of 2005, the Company spent $35.3 million on strategic acquisitions, compared to $3.0 million in the year ago period.
In the first nine months of 2005, the Company made payments on notes payable and long-term debt of $345.0 million compared to $251.9 million in the year ago period, including the purchases in 2005 of 550,000 shares and 200,000 shares of its Preferred Securities from holders for $47.375 per share and $46.25 per share, respectively. The Company paid $26.1 million and $9.3 million, respectively, for the purchases of these securities. In October 2004, the Company purchased 825,000 shares of its Preferred Securities from a holder for $43.6875 per share. The Company paid a total of $36 million. See Footnote 7 to the Consolidated Financial Statements (Unaudited) for additional information on these transactions.
Cash used for restructuring activities was $24.2 million and $71.8 million in the first nine months of 2005 and 2004, respectively. These payments relate primarily to employee termination benefits. In 2006, the Company expects to use approximately $100 million of cash related to Project Acceleration. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for additional information.
Expenditures for property, plant and equipment were $69.9 million and $95.2 million in the first nine months of 2005 and 2004, respectively. The Company is focused on capital spending discipline and expects to spend between $100 million and $110 million in 2005 on property, plant and equipment.
Aggregate dividends paid were $173.7 million and $173.2 million in the first nine months of 2005 and 2004, respectively. In November 2005, the Company expects to declare a quarterly cash dividend of $0.21 per share on the Company’s common stock, payable in the fourth quarter of 2005.
In the third quarter of 2004, the Company made a voluntary $50.0 million cash contribution to fund the Company’s U.S. pension plan.
Retained earnings increased in the first nine months of 2005 by $0.6 million. The increase in retained earnings is due to the current year net income, mostly offset by cash dividends paid on common stock.
Working capital at September 30, 2005 was $1,270.2 million compared to $1,141.1 million at December 31, 2004. The current ratio at September 30, 2005 was 1.85:1 compared to 1.61:1 at December 31, 2004. The increase in working capital is due to favorable tax settlements and the reduction of other accrued liabilities, primarily as a result of spending on previously announced restructuring plans.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was ..53:1 at September 30, 2005 and .55:1 at December 31, 2004.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis. The DYMO acquisition, expected to close prior to December 31, 2005, is expected to be funded through a combination of approximately $200 million in short-term borrowings and the remainder of the purchase price with cash on hand. See Footnote 2 to the Consolidated Financial Statements (Unaudited) for further information.
Minimum Pension Liability
In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers’ Accounting for Pensions, the Company expects to record an additional minimum pension liability adjustment at December 31, 2005. Based on September 30, 2005 pension values, the approximate effect of this non-cash adjustment would be to increase the pension liability by approximately $60 to $90 million, with a corresponding charge to equity, net of taxes, of approximately $40 to $60 million. The direct charge to stockholders’ equity would not affect net income, but would be included in other comprehensive income. The Company believes that its pension plan has the appropriate long-term investment strategy and the Company’s liquidity position is expected to remain strong.
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
The Company purchases certain raw materials, including resin, steel and aluminum, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Generally, the Company does not use derivatives to manage the volatility related to this risk. In the first nine months of 2005, the Company experienced raw material inflation of approximately $105 million (primarily in resin and steel), partially offset by pricing increases of approximately $96 million. For the full year, raw material inflation is expected to be $160 million, which will be partially offset by forecasted price increases of $130 million.
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for the nine months ended September 30, (in millions, except percentages):

	2005		2004
	Nine		Nine
	Month	September 30,	Month	September 30,	Confidence
	Average	2005	Average	2004	Level
Interest rates	$10.0	$9.2	$12.3	$11.3	95%
Foreign exchange	$2.3	$2.6	$2.3	$1.6	95%
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
Forward Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report and Exhibit 99.1 to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).
Item 4. Controls and Procedures
As of September 30, 2005, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 6. Exhibits.

2.1	Stock Purchase Agreement, dated as of July 28, 2005, by and between the Company and Esselte AB.

10.1	2005 Long Term Incentive Plan

12	Statement of Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: November 8, 2005	/s/ Ronald L. Hardnock
Ronald L. Hardnock
Vice President -- Corporate Controller