Form 10-K
period 2005-12-31
NEWELL RUBBERMAID INC
filed 2006-02-16
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of Incorporation or organization) 10 B Glenlake Parkway, Suite 600 Atlanta, Georgia (Address of principal executive offices)	36-3514169 (I.R.S. Employer Identification No.) 30328 (Zip Code)
Registrant’s telephone number, including area code: (770) 407-3800
Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $1 par value per share, and associated	New York Stock Exchange
Common Stock Purchase Rights	Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the restraint is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
There were 274.5 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2006. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2005) beneficially owned by non-affiliates of the Registrant was approximately $6,446.5 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 9, 2006.

PART I
ITEM 1. BUSINESS
“Newell Rubbermaid” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we” or “our,” they refer to the Company and its subsidiaries unless the context otherwise requires.
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
GENERAL
Newell Rubbermaid is a global manufacturer and marketer of branded consumer products and their commercial extensions, serving a wide array of retail channels including department stores, discount stores, warehouse clubs, home centers, hardware stores, commercial distributors, office superstores, contract stationers, automotive stores, and baby superstores. The Company’s basic business strategy is to create brands that matter by marketing a multi-product offering of everyday consumer and commercial products, backed by a focus on innovation and customer service excellence, in order to achieve maximum results for its stockholders. The Company’s multi-product offering consists of well known name-brand consumer products and their commercial extensions in five business segments: Cleaning & Organization; Office Products; Tools & Hardware; Home Fashions; and Other. The Company’s financial objectives are to achieve above-average sales and earnings per share growth, maintain a superior return on investment and maintain a conservative level of debt.
The Company’s six transformational strategic initiatives are as follows: Productivity, Streamlining, New Product Development, Marketing, Strategic Account Management, and Collaboration.
Productivity is the initiative to continuously reduce the cost of manufacturing a product in order to become the best-cost supplier. Streamlining is the commitment to reduce non-strategic costs throughout the organization. New Product Development represents the commitment to develop and introduce cutting-edge, innovative new products at best-cost to meet end-user needs. The Marketing initiative represents the Company’s commitment to transform from a “push” to “pull” marketing organization, focusing on the end-user. The Strategic Account Management initiative represents the Company’s program to allocate resources to those strategic retailers the Company believes will continue to grow profitably with us in the future. Collaboration is the Company’s initiative for the divisional operating units to work together to maximize economies of scale and reapply best practices.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements.
BUSINESS SEGMENTS
The Company’s reporting segments reflect the Company’s focus on building large consumer and commercial brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products

Cleaning & Organization	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products

Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home Fashions	Drapery hardware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers, and play yards
In 2005, the Company completed its acquisition of DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions. The results of DYMO are included in the Company’s Office Products segment since November 23, 2005, the date of acquisition. Refer to Footnote 2 to the Consolidated Financial Statements for additional information.
During 2005, the Company divested its Curver business and entered into an agreement to sell its European Cookware business. The Company completed the divestiture of its European Cookware business on January 3, 2006. The businesses were previously reported in the Cleaning & Organization and Other operating segments, respectively. The results of these businesses are currently included in discontinued operations. Refer to Footnote 3 to the Consolidated Financial Statements for additional information.
CLEANING & ORGANIZATION
The Company’s Cleaning & Organization segment is conducted by the Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Commercial Products, Rubbermaid Europe, Rubbermaid Canada, and Rubbermaid Asia Pacific divisions. These divisions design, manufacture or source, package and distribute indoor and outdoor organization, home storage, food storage, cleaning, refuse and material handling products.
Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Commercial Products, Rubbermaid Europe, Rubbermaid Canada, and Rubbermaid Asia Pacific primarily sell their products under the Rubbermaid®, Brute®, Roughneck® and TakeAlongs® trademarks.
Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Europe, Rubbermaid Canada, and Rubbermaid Asia Pacific market their products directly and through distributors to mass merchants, home centers, warehouse clubs, grocery/drug stores and hardware distributors. Rubbermaid Commercial Products markets its products directly and through distributors to commercial channels and home centers.
OFFICE PRODUCTS
The Company’s Office Products segment is conducted by the divisions of Sanford North America, Sanford Europe, Sanford Latin America and Sanford Asia Pacific. Sanford North America primarily designs, manufactures or sources, packages and distributes permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, correction fluids, office products, art supplies and on-demand labeling products. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace. Sanford Europe, Latin America and Asia Pacific primarily design and manufacture or source, package and distribute ballpoint pens, wood-cased pencils, roller ball pens, art supplies and on-demand labeling products for the retail and distributor markets.
Office Products primarily sells its products under the trademarks Sharpie®, Paper Mate®, Parker®, Waterman®, Eberhard Faber®, Berol®, Grumbacher®, Reynolds®, rotring®, uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo®, Accent®, Vis-à-Vis®, Expresso®, Liquid Paper®, Mongol®, Foohy®, Prismacolor®, Eldon®, Sensa® and DYMO®.
Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors. Sanford Europe, Latin America and Asia Pacific market their products directly to retailers, distributors and contract stationers.
TOOLS & HARDWARE

The Company’s Tools & Hardware segment is conducted by the following divisions: IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Latin America, IRWIN Europe and Asia Pacific, LENOX and Amerock. IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Latin America, IRWIN Europe and Asia Pacific and LENOX design, manufacture or source, package and distribute hand tools and power tool accessories, propane torches, solder and accessories, and manual paint applicator products. Amerock designs, manufactures or sources, packages and distributes cabinet hardware for the retail and O.E.M. marketplace, window and door hardware for window and door manufactures and hardware for the retail marketplace.
IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Latin America and IRWIN Europe and Asia Pacific primarily sell their products under the trademarks IRWIN®, Vise-Grip®, Marathon®, Twill®, Speedbor®, Jack®, Quick-Grip®, Unibit ®, Strait-Line®, BernzOmatic®, Shur-Line® and Rubbermaid®. LENOX primarily sells its products under the LENOX® and Taramet Sterling® trademarks. Amerock primarily sells its products under the trademarks Amerock®, Allison®, Ashland® and Bulldog®.
IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Latin America, IRWIN Europe and Asia Pacific, LENOX, and Amerock market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.
HOME FASHIONS
The Company’s Home Fashions segment is conducted by Levolor/Kirsch and the European Home Décor business. Levolor/Kirsch primarily designs, manufactures or sources, packages and distributes drapery hardware, custom and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades in the U.S. retail marketplace. Levolor/Kirsch also produces window treatment components for custom window treatment fabricators. Home Décor primarily designs, manufactures, packages and distributes drapery hardware and custom window treatments and related components for the European retail marketplace.
Levolor/Kirsch primarily sells its products under the trademarks Levolor®, Newell®, and Kirsch®. Home Décor primarily sells its products under the trademarks Nenplas®, Homelux®, Gardinia®, and Kirsch®.
Levolor/Kirsch markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers. Home Décor markets its products to mass merchants and buying groups.
OTHER
The Company’s Other segment is conducted by the following divisions: Calphalon, Little Tikes, Graco, and Goody. Calphalon primarily designs manufactures or sources, packages and distributes aluminum and stainless steel cookware, bakeware and cutlery. The Little Tikes and Graco businesses design, manufacture or source, package and distribute infant and juvenile products such as toys, high chairs, car seats, strollers, and play yards. Goody designs, manufactures or sources, packages and distributes hair care accessories.
Calphalon primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, and Calphalon®One™. Little Tikes and Graco primarily sell their products under the Little Tikes® and Graco® trademarks. Goody markets its products primarily under the Goody®, Ace® and i|m™ trademarks.
Calphalon markets its products directly to department and specialty stores. Little Tikes and Graco market their products directly and through distributors to mass merchants, warehouse clubs, and grocery/drug stores. Goody markets its products directly and through distributors to mass merchants, warehouse clubs, and grocery/drug stores.
NET SALES BY BUSINESS SEGMENT

The following table sets forth the amounts and percentages of the Company’s net sales for the three years ended December 31, (in millions, except percentages) (including sales of acquired businesses from the time of acquisition), for the Company’s five business segments. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14%, 15%, and 15% of consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively, substantially across all divisions. Sales to no other customer exceeded 10% of consolidated net sales. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 20 to the Consolidated Financial Statements.

		% of		% of		% of
	2005	Total	2004	Total	2003	Total

Cleaning & Organization	$1,614.6	25.5%	$1,702.7	26.3%	$1,848.6	27.9%

Office Products	1,713.3	27.0	1,686.2	26.0	1,681.2	25.4

Tools & Hardware	1,260.3	19.9	1,218.7	18.8	1,199.7	18.1

Home Fashions	824.0	13.0	906.8	14.0	901.0	13.6

Other	930.3	14.7	965.4	14.9	984.3	14.9

Total Company	$6,342.5	100.0%	$6,479.8	100.0%	$6,614.8	100.0%

GROWTH STRATEGY
The Company’s growth strategy emphasizes internal growth and acquisitions.
Internal Growth
The Company focuses on internal growth principally by introducing innovative new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers’ international expansion. Internal growth is defined by the Company as growth from continuing businesses owned more than one year and minor acquisitions.
Acquisition Strategy
The Company supplements internal growth by selectively acquiring businesses with prominent end-user focused brands and improving the profitability of such businesses through the implementation of the Company’s strategic initiatives. Other strategic criteria for an acquisition include: the Company’s ability to grow the business; the ability to create strong, differentiated brands; its importance to key customers; its relationship to existing product lines; its function as a low-cost source of supply; its ability to provide the Company with an entrance into a new market; and the extent to which the Company can improve operational efficiency through shared resources. In addition, the Company will consider the business’ actual and potential impact on the Company’s operating performance.
During 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte. The purchase price was approximately $730 million, subject to adjustment for working capital and other items. The cash paid at closing was $706 million, reflecting a preliminary working capital adjustment relating to Esselte’s retention of certain receivables, as well as an adjustment relating to a modification of the transaction structure. The final purchase price is subject to further adjustment relating to changes in the closing working capital. This acquisition strengthens the Company’s global leadership position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. See Footnote 2 to the Consolidated Financial Statements for further information on acquisitions.
Selective Globalization
The Company is pursuing selective international opportunities to further its internal growth and acquisition objectives. The growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Asia, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company’s domestic customers whose businesses are growing internationally. The Company had sales outside the U.S. of approximately 28%, 29%, and 28% of total sales in 2005, 2004, and 2003, respectively.
DIVESTITURE AND PRODUCT LINE RATIONALIZATION
The Company’s divestiture and product line rationalization strategy emphasizes the divestiture of businesses and rationalization of product offerings that do not meet the Company’s long-term strategic goals and objectives.
The Company consistently reviews its businesses and product offerings, assesses their strategic fit and seeks opportunities to divest non-strategic businesses. The criteria used by the Company in assessing the strategic fit include: the ability to increase sales for the business; the ability to create strong, differentiated brands; its importance to key customers; its relationship with existing product lines; its impact to the market; and the business’ actual and potential impact on the operating performance of the Company.
During 2005, the Company divested its Curver business and entered into an agreement to sell its European Cookware business. The Company completed the divestiture of its European Cookware business in January 2006. In 2004, the Company sold its U.S. picture frame business (Burnes), its Anchor Hocking glassware business, its Mirro cookware business, its Panex Brazilian low-end cookware business, its European picture frames business and its Little Tikes Commercial Playground Systems business. See Footnote 3 to the Consolidated Financial Statements for a description of discontinued operations.
In 2005 and 2004, the Company rationalized $200 million and $257 million, respectively, in low-margin product sales, primarily in the Cleaning & Organization segment. The Company’s decision to exit these low margin product lines is consistent with its strategy to focus on high margin, high potential opportunities that support the Company’s financial objectives.
STRATEGIC INITIATIVES
Productivity
The Company’s objective is to reduce the cost of manufacturing a product on an ongoing basis. To achieve productivity, the Company focuses on reducing purchasing costs, material handling costs, manufacturing inefficiencies, removing excess overhead costs to reduce the overall cost of manufacturing products and reducing the cost of distribution and transportation.
The deployment of Newell Operational Excellence (Newell OPEX) throughout the Company’s manufacturing network is aimed at delivering the Company’s productivity targets. Newell OPEX is a methodical process focused on lean manufacturing that includes installing the right manufacturing and distribution metrics and driving improvements quarter after quarter. In addition to the cost reductions, other key components of Newell OPEX are improved quality and service levels and the reduction of inventory lead times.
In September 2005, the Company announced Project Acceleration aimed at strengthening and transforming the Company’s portfolio. The project includes the approval by the Board of Directors of a three-year restructuring plan, which commenced in December 2005. While the Board of Directors has approved the overall plan, specific approval of each individual project is required prior to commencing the action in accordance with the Company’s schedule of corporate authority. Project Acceleration is designed to reduce manufacturing overhead by strategically sourcing and manufacturing products in lower cost countries and includes the closure of approximately one-third of the Company’s 80 manufacturing facilities (as of September 2005). The Company began executing the plan in the fourth quarter of 2005. See Footnote 4 to the Consolidated Financial Statements for additional information on restructuring.
Streamlining
The streamlining initiative represents the Company’s commitment and focus on reducing non-strategic costs throughout the organization. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally.

New Product Development
The Company’s goal is to become the leader in introducing innovative and patented new products to the consumer and commercial marketplace. The Company continues to implement a consistent, world class new product development process across the organization that begins with identifying unmet needs and developing solutions to deliver the ideal end-user experience. Excellence in new product development will enhance brand image and help drive internal sales growth.
Over the last two years, the Company launched a number of innovative new products, including the Sharpie® MINI and RT (retractable) permanent markers; IRWIN GrooveLock™ pliers; the Lenox® Gold™ utility knife; Rubbermaid® Paint Buddy™ paint touch-up tool; Rubbermaid® Collapsibles™ food storage containers; Rubbermaid® Commercial Microfiber cleaning tools and accessories; Calphalon® One™ Infused Anodized, Calphalon®One™ Nonstick and Contemporary Stainless lines of gourmet cookware and Katana Series™ cutlery line; and Graco® Mosaic™ stroller and travel system.
Marketing
The Company’s objective is to develop long-term, mutually beneficial partnerships with its customers and become their supplier and brand of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name staple products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.
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
The Company is also committed to increasing selective television or print advertising where appropriate, increasing brand awareness and trial among end-users of the product. In 2005, Sharpie® markers and IRWIN® Industrial Tools were sponsors of the #97 IRWIN®/Sharpie® car and sponsored the Sharpie® 500 NASCAR race in Bristol, Tennessee. IRWIN® and Sharpie® will sponsor the #26 car, and Sharpie® will continue its sponsorship of the Sharpie® 500 NASCAR race in 2006.
The Company’s in-store and end user marketing effort focuses largely on an extensive grass roots marketing campaign, highlighted by the Phoenix Program. This program is an action-oriented field sales force consisting of recent university graduates. The team works in the field, primarily within our Strategic Account structure, performing in-store product demonstrations, event marketing, on-shelf merchandising, interacting with the end-user, and maintaining an ongoing relationship with store personnel. This initiative allows the Company to enhance product placement and minimize stock outages and, together with the Strategic Account Management Program, to maximize shelf space potential.
Strategic Account Management
The Strategic Account Management Program is the Company’s sales and marketing approach that focuses growth efforts on strategic accounts with high long-term growth potential. Separate sales organizations have been established to more effectively manage the relationship at the largest strategic accounts. As part of this program, the Company established Sales President and Vice President level positions to more effectively manage the relationships with these accounts. The program allows the Company to present these customers with “one face” to enhance the Company’s response time, understand the customer’s needs and support the best possible customer relationship.

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
OTHER INFORMATION
Multi-Product Offering
The Company’s broad product coverage in multiple product lines permits it to more effectively meet the needs of its customers. With families of leading brand names and profitable and innovative new products, the Company also can help volume purchasers sell a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income and encourage impulse buying by retail customers.
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
On-Time Delivery
A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. A growing trend among retailers is to purchase on a “just-in-time” basis in order to reduce inventory carrying costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer-buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through more responsive sourcing, manufacturing and distribution capabilities and electronic communications. The Company currently manufactures the majority of its products and has extensive experience in high-volume, cost-effective manufacturing.
Foreign Operations
Information regarding the Company’s 2005, 2004 and 2003 foreign operations and financial information by geographic area is included in Footnote 20 to the Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A of this report and is incorporated by reference herein.
Raw Materials
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, steel, aluminum and corrugate. The Company has experienced inflation in these raw materials, especially in resin, and expects such inflation pressures to continue in 2006. The Company has reduced the volume of its resin purchases through product line rationalization and strategic divestitures. In 2005, the Company purchased approximately 900 million pounds of resin and expects to purchase approximately 10% less in 2006. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Backlog
The dollar value of unshipped factory orders is not material.
Seasonal Variations
The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter. The Cleaning & Organization and Other business segments typically have higher sales in the second half of the year due to retail stocking related to the holiday season; the Home Fashions business segment typically has higher sales in the second and third quarters due to an increased level of do-it-yourself projects completed in the summer months; the Tools & Hardware business segment typically has higher sales in the third and fourth quarters due to an increased level of home improvement projects completed in the summer and fall months and purchases of tools as gifts for the holiday season; and the Office Products business segment has higher sales in the second and third quarters due to the back-to-school season.
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Sharpie®,” “Paper Mate®,” “LENOX®,” “IRWIN®,” “Graco®,” and “DYMO® ..”
Customers / Competition
The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and the formation of dominant multi-category retailers that have strong negotiating power with suppliers. This environment limits the Company’s ability to recover cost increases through selling prices.
Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and to source and sell products, under their own private label brands, that compete with products of the Company. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products and continuing improvements in customer service. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well established.
The Company has positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company’s largest customer, Wal*Mart (which includes Sam’s Club), accounted for approximately 14% of net sales in 2005, across substantially all divisions. The Company’s top ten customers included (in alphabetical order): Ace Hardware, Lowe’s, Office Depot, Office Max, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal*Mart.
The Company’s principal methods of meeting its competitive challenges are high brand name recognition, superior customer service (including innovative “good-better-best” marketing and merchandising programs), consistent on-time delivery, decentralized manufacturing and marketing, centralized administration, outsourcing certain production to low cost suppliers and lower cost countries where appropriate and experienced management.

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
Employees
As of December 31, 2005, the Company had approximately 27,900 employees worldwide, of whom approximately 4,000 are covered by collective bargaining agreements or, in certain countries, other collective arrangements decreed by statute.
ITEM 1A. RISK FACTORS
The factors that are discussed below, as well as the matters that are generally set forth in this report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.
The Company is subject to risks related to its dependence on the strength of retail economies in various parts of the world.
The Company’s business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Central and South America and Asia. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters and the terrorist attacks of September 11, 2001. In recent years, the retail industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition and consolidation among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, the Company must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of its customers.
The Company is subject to intense competition in a marketplace dominated by large retailers.
The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well established. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers that have strong negotiating power with suppliers. Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends are for retailers to import products directly from foreign sources and to source and sell products, under their own private label brands, that compete with products of the Company.
The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products, continuing improvements in customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major retailer customers, such as overall store and inventory reductions and retailer consolidation. The resulting risks to the Company include possible loss of sales, reduced profitability and limited ability to recover cost increases through price increases.
To compete successfully, the Company must develop a continuing stream of innovative new products that create consumer demand.

The Company’s long-term success in this competitive retail environment depends on its ability to develop a continuing stream of innovative new products that create consumer demand for the Company’s products. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. Project Acceleration, a three-year initiative announced in September 2005, includes increased investment in new product development. There are, nevertheless, numerous uncertainties inherent in successfully developing and introducing innovative new products on a continuing basis, and new product launches may not deliver expected growth results.
To compete successfully, the Company must develop and maintain strong end-user brands.
The Company’s competitive success also depends increasingly on its ability to develop and maintain strong end-user brands so that the Company’s retailer customers will need the Company’s products to meet consumer demand. The development and maintenance of such brands requires significant investment in brand building and marketing initiatives. While the Company is substantially increasing its expenditures for advertising and other brand building and marketing initiatives as a part of Project Acceleration, the increased investment may not deliver the anticipated results.
Price increases in raw materials could harm the Company’s financial results.
The Company purchases some raw materials, including resin, corrugate, steel and aluminum, that are subject to price volatility and inflationary pressure. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, purchases for future delivery, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Raw material price increases may offset productivity gains and could materially impact the Company’s financial results.
The Company’s success depends on its ability to continuously improve productivity and streamline operations, principally by reducing its manufacturing overhead.
The Company’s objective is to become its retailer customers’ low-cost provider and global supplier and brand of choice. To do this, the Company needs to continuously improve its manufacturing efficiencies and develop sources of supply on a global basis. Project Acceleration includes the closure of approximately one-third of the Company’s 80 manufacturing facilities (as of September 2005) over the next three years. The Company also needs to continue to divest low-margin product lines that do not fit in the Company’s strategic plan. The Company runs the risk that Project Acceleration may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated, or that another major productivity and streamlining program may be required after Project Acceleration is completed. In addition, disruptions in the Company’s ability to supply products on a timely basis, which may be incidental to any problems in the execution of Project Acceleration, could adversely affect the Company’s future results.
The Company needs to continue to make strategic acquisitions and to integrate its acquired businesses.
Although the Company has in recent years increasingly emphasized internal growth rather than growth by acquisition, the Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, obtaining anticipated cost savings and operating income improvements within a reasonable period of time, remain important factors in the Company’s future growth. For example, the successful integration of the recently acquired DYMO business into the Company’s Office Products segment is important to the Company’s success. Furthermore, the cost of any future major acquisitions could constrain the Company’s access to capital and increase the Company’s borrowing costs.
The Company is subject to risks related to its international operations.
Foreign operations, especially in Europe, but also in Asia, Central and South America and Canada, are important to the Company’s business. In November 2005, the Company acquired the DYMO business and thereby increased the magnitude of the Company’s operations in Europe. In addition, as the Company increasingly sources products in low-cost countries, particularly in the Far East, it is exposed to additional risks and uncertainties. Foreign operations can be affected by factors such as currency devaluation, other currency fluctuations, tariffs, nationalization, exchange controls, interest rates, limitations on foreign investment in local business and other political, economic and regulatory risks and difficulties. The Company also faces risks due to the transportation and logistical complexities inherent in increased reliance on foreign sourcing.
The Company faces challenges and uncertainties as it transforms into a company that grows through strong brands and new product innovation.
The Company is undergoing a transformation from a portfolio-holding company that grew through acquisitions to a focused group of leadership platforms that generate internal growth driven by strong brands and new product innovation. Although the process is well underway, there remain significant challenges and uncertainties.
Impairment charges could have a material adverse effect on the Company’s financial results.
Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationship with significant customers.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace or the value of its end-user brands. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Cleaning & Organization; Office Products; Tools & Hardware; Home Fashions; and Other. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of the Company’s products. The Company also maintains sales offices throughout the United States and the world. The corporate offices are located in leased space in Atlanta, Georgia. Most of the Company’s idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company’s properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

CLEANING & ORGANIZATION
	Mexico	Cadereyta	L	Commercial Products
	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	IA	Centerville	O	Home Products
	OH	Mogadore	O	Home Products
	OH	Canton	O	Home Products
	KS	Winfield	O	Home Products
	Canada	Mississauga	O	Home Products

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

	Canada	Calgary	L	Home Products
	TX	Greenville	O	Home Products
	Brazil	Porto Alegre	O	Home Products
	MO	Jackson	O	Home Storage Systems
	Canada	Watford	L	Home Storage Systems
OFFICE PRODUCTS
	CA	Santa Monica	L	Writing Instruments
	IL	Oak Brook	L	Writing Instruments
	TN	Lewisburg	O	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	WI	Janesville	L	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	France	St. Herblain	O	Writing Instruments
	France	Valence	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Tlalnepantla	O	Writing Instruments
	UK	Newhaven	O	Writing Instruments
	China	Dongguan	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
	TN	Maryville	O	Office & Storage Organizers
	WI	Madison	O	Office & Storage
	CT	Stamford	L	On-Demand Labeling Products
	Belgium	Sint Niklaas	O	On-Demand Labeling Products
TOOLS & HARDWARE
	WI	Saint Francis	O	Paint Applicators
	China	Shanghai	O	Paint Applicators
	NY	Medina	O	Propane/Oxygen Hand Torches
	IN	Lowell	O	Window Hardware
	NE	DeWitt	O	Tools
	MA	East Longmeadow	O	Tools
	ME	Gorham	O	Tools
	NC	Huntersville	L	Tools
	New Zealand	Wellsford	O	Tools
	Poland	Brodnica	O	Tools
	Brazil	Sao Paulo	O	Tools
	Brazil	Carlos Barbosas	O	Tools
	UK	Sheffield	O	Tools
	Denmark	Asnaes	O	Tools
	Denmark	Thisted	O	Tools
	Netherlands	Helmond	O	Tools
	India	Grajarat	O	Tools
	Mexico	Monterrey	L	Hardware
	Canada	Woodbridge	L	Hardware
	China	Shenzhen	L	Hardware
HOME FASHIONS
	Mexico	Agua Prieta	L	Window Treatments
	Mexico	Esqueda	L	Window Treatments
	Canada	Calgary	L	Window Treatments
	Denmark	Hornum	O	Window Treatments
	France	Feuquieres-en-Vimeu	O	Window Treatments

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

	France	Tremblay-les-Village	O	Window Treatments
	France	La Boissellerie	O	Window Treatments
	Germany	Borken	L	Window Treatments
	Germany	Isny	O	Window Treatments
	Germany	Bunde	O	Window Treatments
	Germany	Maierhofen	O	Window Treatments
	IL	Freeport	O	Window Treatments
	Italy	Figino	O	Window Treatments
	UK	Ashbourne	O	Window Treatments
	UK	Tamworth	O	Window Treatments
	Portugal	Porto	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
	Poland	Wrowclaw	O	Window Treatments
	China	Shenzhen	L	Window Treatments
OTHER
	OH	Perrysburg	O	Cookware
	OH	Macedonia	O	Infant Products
	PA	Exton	L	Infant Products
	Mexico	Piedras Negras	L	Infant Products
	OH	Hudson	O	Juvenile Products
	GA	Manchester	O	Hair Accessories
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 21 to the Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2005.
SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position With The Company

Mark D. Ketchum	56	President and Chief Executive Officer
James J. Roberts	47	President and Chief Operating Officer, Rubbermaid/IRWIN Group
Timothy J. Jahnke	46	President, Home & Family Products Group
Steven G. Marton	49	President, Office Products Group
J. Patrick Robinson	50	Vice President — Chief Financial Officer
Dale L. Matschullat	60	Vice President — General Counsel and Corporate Secretary
Hartley D. Blaha	40	President — Corporate Development
James M. Sweet	53	Vice President — Human Resources
Raymond J. Johnson	50	President — Global Manufacturing and Supply Chain
Shaun P. Holliday	48	President — New Business & Innovation
Mark D. Ketchum has been President and Chief Executive Officer of the Company since October 2005. Mr. Ketchum joined Newell Rubbermaid’s Board of Directors in November 2004 and served as a member of the Audit Committee prior to assuming his current role. Prior thereto, he was President of the Global Baby & Family Care business of Procter & Gamble (a manufacturer and marketer of consumer products) from 1999 through November

2004. From 1971 to 1984, he held a variety of operations positions with Procter & Gamble’s paper division. From 1984 to 1999, he transitioned into brand management and general management roles, culminating as President of Global Baby & Family Care.
James J. Roberts has been President and Chief Operating Officer of the Rubbermaid/IRWIN Group since September 2003. Prior thereto, he was Group President of the Company’s IRWIN business segment from April 2001 until August 2003. From September 2000 until March 2001, he served as President - Worldwide Hand Tools and Hardware at Stanley Works (a supplier of tools, door systems and related hardware). From July 1981 until September 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Worldwide Accessories.
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
Steven G. Marton has been President of the Office Products Group since December 2004. From September 2000 to December 2004, he was President and Chief Operating Officer of Hill’s Pet Nutrition, a division of Colgate Palmolive (a manufacturer and marketer of consumer products). From 1992 until 2000, he held various other executive positions, with significant international experience, in several divisions of Colgate Palmolive, including Colgate Oral Pharmaceuticals.
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
Raymond J. Johnson has been President — Global Manufacturing and Supply Chain since February 2005. Prior thereto, he was Group Vice President — Manufacturing from November 2003 to February 2005, and was Vice President — Manufacturing for the IRWIN Power Tool Accessories Division from November 2002 to November 2003. From May 2001 to May 2002, he was General Manager of the Golf Grip Business Unit of Eaton Corporation. From 1999 to May 2001, he was Vice President — Operations of True Temper Sports, Inc. (a manufacturer and marketer of golf shafts). Prior thereto, he was Vice President and General Manager of the Diversified Products Division of Technimark, Inc. (a manufacturer of plastics products for commercial customers) from 1998 to 1999, and held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories) from 1983 to 1998, culminating as Vice President of Operations for North American Power Tools.

Shaun P. Holliday has been President — New Business & Innovation since April 2005. Prior thereto, he served in a variety of positions with Pepsi Bottling Group, Inc. (a manufacturer and distributor of Pepsi-Cola beverage products), including President — International from September 2003 through January 2004 and culminating as President — Business Operations from January 2004 through April 2005, where he was responsible for global supply chain operations as well as human resources, communications and information technology functions. From December 2000 through April 2003, he was Chief Executive Officer of EMac Digital LLC (a provider of technology solutions to the foodservice industry). Prior thereto, he served in executive positions with Diageo/Guinness PLC (a supplier of premium beverage products) and Frito Lay, Incorporated (a manufacturer and marketer of convenience food products).
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2006 there were 18,483 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in The Wall Street Journal) for the calendar periods indicated:

	2005		2004
Quarters	High	Low	High	Low

First	$24.55	$20.60	$26.41	$22.15
Second	24.06	20.50	25.03	22.19
Third	25.69	21.66	23.60	19.75
Fourth	24.49	21.54	24.27	19.05
The Company has paid regular cash dividends on its common stock since 1947. The quarterly cash dividend has been $0.21 per share since February 1, 2000. The Company currently expects that comparable cash dividends will continue to be paid to holders of the Company’s common stock in the future. However, the payment of dividends to holders of the Company’s common stock remains entirely at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.
ITEM 6. SELECTED FINANCIAL DATA
The following is a summary of certain consolidated financial information relating to the Company at December 31, (in millions, except per share data). The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto.

	2005(1)	2004(1)	2003(1)	2002	2001

STATEMENTS OF OPERATIONS DATA
Net sales	$6,342.5	$6,479.8	$6,614.8	$6,189.9	$5,694.6
Cost of products sold	4,448.1	4,641.0	4,732.7	4,399.3	4,123.7

Gross margin	1,894.4	1,838.8	1,882.1	1,790.6	1,570.9
Selling, general and administrative expenses	1,265.6	1,208.8	1,160.7	1,113.9	975.2
Impairment charges	34.4	295.1	34.5	—	—
Restructuring costs (2)	72.2	44.2	189.3	92.8	53.2
Goodwill amortization (3)	—	—	—	—	46.4

Operating income	522.2	290.7	497.6	583.9	496.1
Nonoperating expenses:
Interest expense, net	127.1	119.3	134.3	132.6	133.6
Other (income) expense, net	(23.0)	(3.2)	25.6	26.8	21.4

Net nonoperating expenses	104.1	116.1	159.9	159.4	155.0

	2005(1)	2004(1)	2003(1)	2002	2001

Income from continuing operations before income taxes and cumulative effect of accounting change	418.1	174.6	337.7	424.5	341.1
Income taxes	61.7	104.0	119.8	132.1	124.1

Income from continuing operations	356.4	70.6	217.9	292.4	217.0
(Loss) gain from discontinued operations, net of tax	(105.1)	(186.7)	(264.5)	19.1	47.6
Cumulative effect of accounting change, net of tax	—	—	—	(514.9)	—

Net income (loss)	$251.3	($116.1)	($46.6)	($203.4)	$264.6

Weighted average shares outstanding:
Basic	274.4	274.4	274.1	267.1	266.7
Diluted	274.9	274.7	274.3	268.0	267.0
Per common share —
Basic —
Income from continuing operations	$1.30	$0.26	$0.79	$1.09	$0.81
(Loss) income from discontinued operations	($0.38)	($0.68)	($0.96)	$0.07	$0.18
Cumulative effect of accounting change	$—	$—	$—	($1.93)	$—
Net income (loss)	$0.92	($0.42)	($0.17)	($0.76)	$0.99
Diluted —
Income from continuing operations	$1.30	$0.26	$0.79	$1.09	$0.81
(Loss) income from discontinued operations	($0.38)	($0.68)	($0.96)	$0.07	$0.18
Cumulative effect of accounting change	$—	$—	$—	($1.92)	$—
Net income (loss)	$0.91	($0.42)	($0.17)	($0.76)	$0.99
Dividends	$0.84	$0.84	$0.84	$0.84	$0.84

BALANCE SHEET DATA
Inventories, net	$875.9	$918.0	$836.5	$938.5	$838.3
Working capital (4)	675.3	1,141.1	978.2	465.6	316.8
Total assets	6,445.8	6,666.8	7,481.8	7,404.4	7,266.1
Short-term debt, including current portion of long-term debt	166.8	206.9	35.4	449.2	826.6
Long-term debt, net of current portion	2,429.7	2,424.3	2,868.6	2,372.1	1,365.0
Company-obligated mandatorily redeemable convertible preferred securities of a subsidiary trust	—	—	—	—	500.0
Stockholders’ equity	1,643.2	1,764.2	2,016.3	2,063.5	2,433.4

(1)	Supplemental data regarding 2005, 2004 and 2003 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	The 2002 and 2001 restructuring costs include facility and other exit costs, employee severance and termination benefits and other costs.
(3)
Prior to 2002, goodwill was amortized over its estimated useful life. Commencing in 2002, goodwill is no longer amortized, but rather is subject to annual impairment tests in accordance with FASB Statement No. 142.

(4)	Working capital is defined as Current Assets less Current Liabilities.
ACQUISITIONS OF BUSINESSES
2005, 2004 and 2003
Information regarding businesses acquired in the last three years is included in Footnote 2 to the Consolidated Financial Statements.
2002
In 2002, the Company completed the purchase of IRWIN (then known as American Tool Companies, Inc.), a leading manufacturer of hand tools and power tool accessories. The Company had previously held a 49.5% stake in IRWIN, which had been accounted for under the equity method prior to acquisition. The purchase price was $467 million, which included $197 million for the majority 50.5% ownership stake, the repayment of $243 million in IRWIN debt and $27 million of transaction costs. At the time of acquisition, the Company paid off IRWIN’s senior debt, senior subordinated debt and debt under their revolving credit agreement. The Company allocated the purchase price to the identifiable assets. In 2002, the Company recorded nonoperating expenses of $8.7 million for transaction costs associated with the acquisition.
2001
The Company made only minor acquisitions in 2001, for $61.2 million in cash and $0.1 million of assumed debt.
QUARTERLY SUMMARIES
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2005
Net sales	$1,363.1	$1,645.6	$1,584.8	$1,749.0	$6,342.5
Gross margin	374.7	508.1	498.3	513.4	1,894.4
Income from continuing operations	89.4	81.8	100.4	84.8	356.4
Loss from discontinued operations	(52.9)	(15.6)	(28.9)	(7.8)	(105.1)

Net income	$36.5	$66.2	$71.5	$77.0	$251.3

Earnings (loss) per share:
Basic —
Income from continuing operations	$0.33	$0.30	$0.37	$0.31	$1.30
Loss from discontinued operations	($0.19)	($0.06)	($0.11)	($0.03)	($0.38)
Net income	$0.13	$0.24	$0.26	$0.28	$0.92
Diluted —
Income from continuing operations	$0.33	$0.30	$0.37	$0.31	$1.30
Loss from discontinued operations	($0.19)	($0.06)	($0.11)	($0.03)	($0.38)
Net income	$0.13	$0.24	$0.26	$0.28	$0.91
2004
Net sales	$1,462.1	$1,677.4	$1,608.7	$1,731.6	$6,479.8
Gross margin	397.1	477.1	459.2	505.4	1,838.8
Income (loss) from continuing operations	33.5	71.7	(155.6)	120.9	70.6
(Loss) income from discontinued operations	(108.4)	(10.7)	(70.8)	3.2	(186.7)

Net (loss) income	($74.9)	$61.0	($226.4)	$124.1	($116.1)

Earnings (loss) per share:
Basic —
Income (loss) from continuing operations	$0.12	$0.26	($0.57)	$0.44	$0.26
(Loss) income from discontinued operations	($0.40)	($0.04)	($0.26)	$0.01	($0.68)
Net (loss) income	($0.27)	$0.22	($0.83)	$0.45	($0.42)
Diluted —
Income (loss) from continuing operations	$0.12	$0.26	($0.57)	$0.44	$0.26
(Loss) income from discontinued operations	($0.39)	($0.04)	($0.26)	$0.01	($0.68)
Net (loss) income	($0.27)	$0.22	($0.83)	$0.45	($0.42)
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
Executive Overview
Newell Rubbermaid is a global manufacturer and marketer of branded consumer products and their commercial extensions, serving a wide array of retail channels including department stores, discount stores, warehouse clubs, home centers, hardware stores, commercial distributors, office superstores, contract stationers, automotive stores and baby superstores. The Company’s basic business strategy is to create brands that matter by marketing a multi-product offering of consumer and commercial products, backed by a focus on innovation and customer service excellence, in order to achieve maximum results for its stockholders. The Company conducts businesses in five operating segments as follows:

Segment	Description of Products

Cleaning & Organization	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home Fashions	Drapery hardware, window treatments
Other
Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers and play yards

The Company remains committed to investing in strategic brands and new product development, having best cost platforms, and strengthening its portfolio of businesses. The Company will continue to make investments in advertising, promotion, and new product development in its “invest” businesses, which encompass the Company’s high-potential, high margin brands, while taking action to improve profitability in its “fix” businesses, which encompass many of the Company’s low margin product lines.
The Company defines invest businesses as those having high margin opportunity and the ability to generate profitable growth through innovative new products and investments in brand building and marketing. Invest businesses are generally meeting or exceeding the company’s minimum financial targets and collectively generate above average operating income margins. Fix businesses are characterized as having unacceptable profitability levels. Management’s primary focus for fix businesses is to take significant actions to improve overall profitability. For all periods presented, the Company classified Rubbermaid Home Products, Home Fashions, Goody, Graco and Little Tikes as fix businesses. Beginning in 2006, Graco and Goody will be classified as invest businesses.
The following section details the Company’s performance in each of its 2005 objectives:
Strengthen/Broaden its Portfolio of Businesses
The Company continues to evaluate its current portfolio and intends to pursue acquisition opportunities to complement internal growth. In addition to acquiring high potential businesses or product lines, such as DYMO, the Company is focused on divesting non-strategic businesses, such as the divested Curver and the European Cookware businesses, and rationalizing low margin product lines that do not fit within the Company’s strategy. In 2005 and 2004, the Company rationalized $200 million and $257 million, respectively, in low-margin product sales. See Footnote 2 to the Consolidated Financial Statements for additional information on acquisitions. See Footnote 3 to the Consolidated Financial Statements for additional information on divestitures.
Invest in High Margin Businesses
The Company continues to focus significant resources on enhancing its new product development pipeline, as well as strengthening the Company’s numerous brands through targeted advertising and promotion. In 2005, the Company made additional investments in SG&A (primarily in the Office Products and Tools & Hardware segments) through increased expenditures for advertising and promotion.
In order to partially fund increases in SG&A in the invest businesses, the Company is focused on streamlining its operations to reduce non-strategic costs throughout the organization.
Address Raw Material Inflation
The Company has several businesses that have been significantly impacted by raw material inflation, particularly in resin and to a lesser extent, steel. The Company historically combated such cost increases through internal productivity initiatives. However, due to the continued inflationary pressure in raw materials, the Company has implemented sales price increases to offset a portion of the increased costs. In 2005, the Company experienced raw material inflation of approximately $153 million (primarily in resin and steel), partially offset by pricing increases of approximately $132 million. The Company expects such inflationary pressures to continue in 2006. The Company has reduced the volume of its resin purchases through product line rationalization and divestitures in 2005. In 2005, the Company purchased approximately 900 million pounds of resin and expects to purchase approximately 10% less in 2006.
Reduce Manufacturing Overhead
The Company is committed to reducing the cost of manufacturing. The primary focus is on reducing its manufacturing overhead structure and labor costs.
In 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, in September 2005 the Board of Directors of the Company approved a three-year restructuring plan (“the Plan”), which commenced in December 2005. While the Board of Directors has approved the overall plan, specific approval of each individual project is required prior to commencing the action in accordance with the Company’s schedule of corporate authority. The Plan is designed to reduce manufacturing overhead by strategically sourcing and manufacturing products in lower cost countries. The Company began executing the Plan in the fourth quarter of 2005 and recorded $51.3 million in non-cash restructuring charges. See Footnote 4 to the Consolidated Financial Statements for additional information on restructuring.
The Plan is expected to result in cumulative restructuring charges totaling between $350 million and $400 million ($295 million — $340 million after tax), with between $170 million and $200 million ($145 million — $170 million after tax) to be incurred in 2006. Approximately 60% of the cumulative charges under Project Acceleration are expected to be cash charges. The Company expects annual savings from the plan to exceed $120 million upon conclusion of the program. See Footnote 4 to the Consolidated Financial Statements for additional information.
Additionally, the Company is committed to the deployment of Newell Operational Excellence. Newell Operational Excellence is the process that the Company has developed using best practices from methodologies such as Six Sigma, Kaizen, Kanban and other lean manufacturing principles. The Company delivered approximately $87 million of productivity savings, excluding raw material inflation, during 2005.
2006 Priorities:
In 2006, management is focused on the following key objectives:
1.
Invest in Strategic Brands to Deliver Top-Line Growth: The Company’s emphasis will be to deliver sales growth through increased investments in marketing and new product development on the strongest brands within its invest businesses. The Company will focus on developing best-in-class practices for innovation and branding. The Company’s objective is to build brands that really matter to its consumers. The Company will put in the systems to understand its consumers in detail — how they use its products, what they value, and how to delight them or excite them. The Company will invest in more innovation that differentiates its products. The Company will have to invest more in advertising and other consumer marketing to increase awareness as well as trial and repeat purchases. Further, the Company will have to be able to measure the effectiveness of those increased marketing investments.

2.
Reduce Supply Chain Costs/Execute Project Acceleration: Through Newell Operational Excellence and previous restructuring, the Company has made significant progress in reducing its supply chain costs and delivering productivity savings. The Company will broaden the supply chain efforts to include purchasing and distribution & transportation. Project Acceleration is designed to reduce manufacturing overhead and labor costs by strategically sourcing and manufacturing products in lower cost countries.

3.
Strengthen the Portfolio: The Company has made significant progress in strengthening its portfolio over the past three years. The Company has made selective acquisitions of new product lines. In 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, and plans to integrate DYMO into its Office Products segment in 2006. This acquisition will strengthen the Company’s global leadership position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. In 2003, the Company acquired LENOX, a leading manufacturer of power tools accessories and hand tools. The Company also divests businesses that do not fit its business model (i.e., businesses that can sustain high margins and grow through investments in brands and new product innovation). In 2004, the Company sold its U.S. picture frame business (Burnes), its Anchor Hocking glassware business, its Mirro cookware business, its Panex Brazilian low-end cookware business, its European picture frames business and its Little Tikes Commercial Playground Systems business. In 2005, the Company sold its Curver business and entered into an agreement to sell its European Cookware business, completing this sale in January 2006. The Company will continue to review opportunities to optimize the portfolio through selective acquisitions and divestitures.

4.
Streamline Non-Strategic SG&A: In 2006, the Company will continue to streamline its non-strategic SG&A, especially in its fix businesses, by challenging non-strategic costs and SG&A investments in these businesses. The Company plans to use those savings to fund investments in SG&A in its invest businesses, primarily through increased advertising, new product development, promotion and brand building activities.

Consolidated Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the years ended December 31, (in millions, except percentages):

	2005		2004		2003

Net sales	$6,342.5	100.0%	$6,479.8	100.0%	$6,614.8	100.0%
Cost of products sold	4,448.1	70.1	4,641.0	71.6	4,732.7	71.5

Gross margin	1,894.4	29.9	1,838.8	28.4	1,882.1	28.5
Selling, general and administrative expenses	1,265.6	20.0	1,208.8	18.7	1,160.7	17.5
Impairment charges	34.4	0.5	295.1	4.6	34.5	0.5
Restructuring costs	72.2	1.1	44.2	0.7	189.3	2.9

Operating income	522.2	8.2	290.7	4.5	497.6	7.5
Nonoperating expenses:
Interest expense, net	127.1	2.0	119.3	1.8	134.3	2.0
Other (income) expense, net	(23.0)	(0.4)	(3.2)	—	25.6	0.4

Net nonoperating expenses	104.1	1.6	116.1	1.8	159.9	2.4

Income from continuing operations before income taxes	418.1	6.6	174.6	2.7	337.7	5.1
Income taxes	61.7	1.0	104.0	1.6	119.8	1.8

Income from continuing operations	356.4	5.6	70.6	1.1	217.9	3.3
Loss from discontinued operations, net of tax	(105.1)	(1.7)	(186.7)	(2.9)	(264.5)	(4.0)

Net income (loss)	$251.3	4.0%	($116.1)	(1.8)%	($46.6)	(0.7)%

Results of Operations — 2005 vs. 2004
Net sales for 2005 were $6,342.5 million, representing a decrease of $137.3 million, or 2.1% from $6,479.8 million for 2004, consisting of the following (in millions, except percentages):

	$	%

Favorable currency translation	$48	0.7%
Favorable pricing	132	2.0
Product line rationalization	(200)	(3.1)
Core sales decline	(142)	(2.1)
Acquired business sales	25	0.4

	($137)	(2.1)%

Net sales in the Company’s invest businesses improved 2.0% for 2005 versus 2004, led by double digit growth in the LENOX tools businesses and high single digit growth in Rubbermaid Commercial Products and IRWIN- branded tools businesses. The acquisition of DYMO contributed $24.9 million in net sales in 2005.
Net sales in the Company’s fix businesses declined 8.0% for 2005 versus 2004, as a result of low margin product line exits in Rubbermaid Home Products and core sales declines in the Little Tikes battery operated products and European Window Fashion businesses.
Gross margin, as a percentage of net sales, for 2005 was 29.9%, or $1,894.4 million, versus 28.4%, or $1,838.8 million, for 2004. The improvement in gross margin is primarily related to favorable pricing of $132 million, or 2.0% of net sales, gross productivity of $87 million, and favorable mix driven by the rationalization of unprofitable product lines primarily in the Rubbermaid Home Products business, partially offset by raw material inflation of $153 million (primarily resin and steel) and the impact of the core sales decline.
Selling, general and administrative expenses (SG&A) for 2005 were 20.0% of net sales, or $1,265.6 million, versus 18.7%, or $1,208.8 million, for 2004. The increase in SG&A reflects a currency impact of $11.0 million, a $9.0 million impact from the acquisition of DYMO and strategic investments in invest businesses, partially offset by streamlining in the Company’s fix businesses.
The Company recorded non-cash pre-tax impairment charges of $34.4 million and $295.1 million for 2005 and 2004, respectively. The 2005 charges were required to write-down certain assets to fair value, including goodwill, trademarks and tradenames related to the Company’s United Kingdom Home Fashions business. The 2004 charges were required to write-down certain assets to fair value, primarily in the Company’s European and Latin American Office Products businesses. See Footnote 18 to the Consolidated Financial Statements for additional information.
The Company recorded restructuring costs of $72.2 million and $44.2 million for 2005 and 2004, respectively. The 2005 restructuring costs included $51.3 million in non-cash facility restructuring charges relating to Project Acceleration and $20.9 million relating to restructuring actions approved prior to the commencement of Project Acceleration. The $20.9 million of pre-Project Acceleration costs included $7.7 million of facility and other exit costs, $11.4 million of employee severance and termination benefits and $1.8 million of exited contractual commitments and other restructuring costs. The 2004 costs included $39.6 million of facility and other exit costs, $3.0 million of employee severance and termination benefits and $1.6 million of exited contractual commitments and other restructuring costs. See Footnote 4 to the Consolidated Financial Statements for further information on the restructuring costs.
Operating income for 2005 was $522.2 million, or 8.2% of net sales, versus $290.7 million, or 4.5% of net sales, in 2004. The improvement in operating margins is the result of the factors described above.
Net nonoperating expenses for 2005 were 1.6% of net sales, or $104.1 million, versus 1.8% of net sales, or $116.1 million, for 2004. The decrease in net nonoperating expenses is mainly attributable to gains recognized in 2005 on the sale of property, plant and equipment and the liquidation of a foreign subsidiary. This was partially offset by an increase in net interest expense, $127.1 million for 2005 compared to $119.3 million for 2004. The increase in net interest expense was primarily due to higher borrowing rates, partially offset by lower average debt balances. See Footnote 19 to the Consolidated Financial Statements for further information.
The effective tax rate was 14.8% for 2005 versus 59.6% for 2004. The change in the effective tax rate is primarily related to the $73.9 million income tax benefit recorded in 2005 compared to the net income tax benefit of $15.5 million recorded in 2004, as a result of favorable resolution of certain tax positions and the expiration of the statute of limitations on other deductions. Additionally, the effective tax rate was impacted by the non-deductibility associated with a portion of the Company’s impairment charges recorded in 2005 and 2004 ($34.4 million and $295.1 million, respectively). See Footnotes 17 and 18 to the Consolidated Financial Statements for further information.
In the second quarter of 2005, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized impairment charge of $24.5 million, net of tax, in order to state the assets of this business at their estimated fair values. In the third and fourth quarters of 2005, the Company revised its estimation related to the fair value of this business after winning several line reviews with a key retailer and reversed the full amount of the impairment charge. In the fourth quarter of 2005, the Company changed its decision to dispose of this business as a result of the aforementioned line review wins and the identification of significant productivity opportunities. The results of this business are reflected in continuing operations.
Income from continuing operations for 2005 was $356.4 million, compared to $70.6 million for 2004. Diluted earnings per share from continuing operations were $1.30 for 2005 compared to $0.26 for 2004.
The loss from discontinued operations for 2005 was $105.1 million, compared to $186.7 million for 2004. For 2005, the loss on disposal of discontinued operations was $96.8 million, comprised primarily of a $62.0 million loss on the disposal of the Curver business and a $33.9 million loss related to the sale of the European Cookware business. For 2004, the Company recorded a $21.5 million loss on the disposal of the U.S. picture frames business (Burnes), the Anchor Hocking glassware business, and the Mirro cookware business, a $72.2 million loss on the disposal of the Panex Brazilian low-end cookware division, and a $6.4 million loss, net of tax, on the disposal of the European picture frames business, partially offset by a gain on the disposal of the Little Tikes Commercial Playground Systems business of $9.6 million. Diluted loss per share from discontinued operations was $0.38 for 2005 compared to $0.68 for 2004. See Footnote 3 to the Consolidated Financial Statements for further information.
Net income (loss) for 2005 was $251.3 million, compared to ($116.1) million for 2004. Diluted earnings (loss) per share was $0.91 for 2005 compared to ($0.42) for 2004.
Results of Operations — 2004 vs. 2003
Net sales for 2004 were $6,479.8 million, representing a decrease of $135.0 million, or 2.0% from $6,614.8 million for 2003, consisting of the following (in millions, except percentages):

	$	%

Favorable currency translation	$134	2.0%
Unfavorable pricing	(3)	—
Product line rationalization	(257)	(3.9)
Core sales decline	(9)	(0.1)

	($135)	(2.0)%

Net sales in the Company’s invest businesses improved 1.0% in 2004 versus 2003 led by single digit growth in Tools & Hardware and Rubbermaid Commercial Products.
Net sales in the Company’s fix businesses declined 6.0% in 2004 versus 2003, as a result of planned rationalization of low margin products in the Rubbermaid Home Products and Graco Children’s Products businesses.
Gross margin, as a percentage of net sales, for 2004 was 28.4%, or $1,838.8 million, versus 28.5%, or $1,882.1 million, for 2003. The decline in gross margin is primarily related to raw material inflation of $116 million and unfavorable pricing of $3 million, partially offset by favorable mix driven by the rationalization of unprofitable product lines, primarily in the Rubbermaid Home Products business, gross productivity and other savings of $76 million.
Selling, general and administrative expenses (SG&A) for 2004 were 18.7% of net sales, or $1,208.8 million, versus 17.5%, or $1,160.7 million, for 2003. The increase in SG&A reflects a currency impact of $37 million and pension cost increases of $16 million. All other SG&A was down $5 million, with strategic investments more than offset by streamlining in the Company’s fix businesses.
The Company recorded non-cash impairment charges of $295.1 million and $34.5 million for 2004 and 2003, respectively. The 2004 charge was required to write-down certain assets to fair value, primarily in the Company’s European and Latin American Office Products businesses. The 2003 charge was required to write-down certain assets to fair value, primarily in the Company’s Cleaning & Organization segment, resulting from the decision to exit certain product lines. See Footnote 18 to the Consolidated Financial Statements for additional information.
The Company recorded restructuring costs of $44.2 million and $189.3 million for 2004 and 2003, respectively. The 2004 costs included $39.6 million of facility and other exit costs, $3.0 million of employee severance and termination benefits and $1.6 million of exited contractual commitments and other restructuring costs. The 2003 pre-tax costs included $83.2 million of facility and other exit costs, $80.2 million of employee severance and termination benefits and $25.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 to the Consolidated Financial Statements for further information on the restructuring costs.
Operating income for 2004 was $290.7 million, or 4.5% of net sales, versus $497.6 million, or 7.5% of net sales, in 2003. The decline in operating margins is the result of the factors described above.
Net nonoperating expenses for 2004 were 1.8% of net sales, or $116.1 million, versus 2.4% of net sales, or $159.9 million, for 2003. The decrease in net nonoperating expenses is attributable to a reduction in net interest expense of $15.0 million in 2004 ($119.3 million in 2004 compared to $134.3 million in 2003), as a result of lower average debt outstanding, partially offset by increased interest rates. Also, in 2003, the Company recognized a $30.4 million non-cash loss on the sale of its Cosmolab and Photo Fashions businesses. See Footnote 19 to the Consolidated Financial Statements for further information.
The effective tax rate was 59.6% for 2004 versus 35.5% for 2003. The change in the effective tax rate is primarily related to the non-deductibility associated with a portion of the Company’s $295.1 million impairment charge in 2004, partially offset by the net income tax benefit of $15.5 million recorded in 2004, as a result of the favorable resolution of certain tax positions and the expiration of the statute of limitations. See Footnotes 17 and 18 to the Consolidated Financial Statements for further information.
Income from continuing operations for 2004 was $70.6 million, compared to $217.9 million for 2003. Diluted earnings per share from continuing operations were $0.26 for 2004 compared to $0.79 for 2003.
The loss from discontinued operations in 2004 was $186.7 million compared to $264.5 million in 2003. The loss from operations of discontinued operations for 2004 was $96.2 million, compared to $264.5 million for 2003. For 2003, the Company recorded a non-cash pre-tax write-down of $254.9 million on certain businesses that it was evaluating for potential sale and were presented in discontinued operations. See Footnote 3 to the Consolidated Financial Statements for further information. The loss on disposal of discontinued operations for 2004 was $90.5 million. In 2003, there were no disposals of business. In 2004, the Company recorded a $21.5 million loss on the disposal of the U.S. picture frames business (Burnes), Anchor Hocking glassware business, and Mirro cookware business, a $72.2 million loss on the disposal of the Panex Brazilian low-end cookware division, a $6.4 million loss on the disposal of the European picture frames business, partially offset by a gain on the disposal of the Little Tikes Commercial Playground Systems business of $9.6 million. Diluted loss per share from discontinued operations was $0.68 for 2004 compared to $0.96 for 2003. See Footnote 3 to the Consolidated Financial Statements for further information.
Net loss for 2004 was $116.1 million, compared to $46.6 million for 2004. Diluted loss per share was $0.42 for 2004 compared to $0.17 for 2003.
Business Segment Operating Results
2005 vs. 2004 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2005	2004	% Change

Cleaning & Organization	$1,614.6	$1,702.7	(5.2)%
Office Products	1,713.3	1,686.2	1.6
Tools & Hardware	1,260.3	1,218.7	3.4
Home Fashions	824.0	906.8	(9.1)
Other	930.3	965.4	(3.6)

Total Net Sales	$6,342.5	$6,479.8	(2.1)%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2005	2004	% Change

Cleaning & Organization	$116.9	$100.7	16.1%
Office Products	266.0	261.9	1.6
Tools & Hardware	171.1	181.8	(5.9)

	2005	2004	% Change

Home Fashions	22.7	33.0	(31.2)
Other	98.1	92.0	6.6
Corporate	(46.0)	(39.4)	(16.8)
Impairment charge	(34.4)	(295.1)
Restructuring costs	(72.2)	(44.2)

Total Operating Income	$522.2	$290.7	79.6%

Cleaning & Organization
Net sales for 2005 were $1,614.6 million, a decrease of $88.1 million, or 5.2%, from $1,702.7 million in 2004, driven primarily by the planned product line exits and core sales declines in the Rubbermaid Home Products business. These factors were partially offset by increases in core product sales in the Rubbermaid Commercial Products business, favorable pricing and foreign currency translation.
Operating income for 2005 was $116.9 million, an increase of $16.2 million, or 16.1%, from $100.7 million in 2004. The improvement in operating income is the result of core sales growth in Rubbermaid Commercial Products, favorable sales mix and favorable pricing which more than offset raw material inflation and lost absorption in manufacturing facilities.
Office Products
Net sales for 2005 were $1,713.3 million, an increase of $27.1 million, or 1.6% from $1,686.2 million in 2004. The increase was primarily due to the acquisition of DYMO, the introduction of innovative new products in the markers business and favorable foreign currency translation, partially offset by sales declines in the fine writing and the Eldon office products businesses.
Operating income for 2005 was $266.0 million, an increase of $4.1 million, or 1.6%, from $261.9 million in 2004, as a result of the impact of the DYMO acquisition and improved margins associated with the new product introductions and productivity, partially offset by raw material inflation and increased investment in SG&A, primarily related to advertising and promotion.
Tools & Hardware
Net sales for 2005 were $1,260.3 million, an increase of $41.6 million, or 3.4%, from $1,218.7 million in 2004, driven by increases in the LENOX, and IRWIN-branded businesses, partially offset by sales declines in the Amerock business and consumer electronic tools.
Operating income for 2005 was $171.1 million, a decrease of $10.7 million, or 5.9%, from $181.8 million in 2004, driven by raw material inflation, restructuring related costs at the Amerock business and investments in SG&A in the tools business, partially offset by productivity and the sales increase noted above.
Home Fashions
Net sales for 2005 were $824.0 million, a decrease of $82.8 million, or 9.1%, from $906.8 million in 2004, driven by product line exits and core sales declines in the European Home Fashions business, partially offset by favorable foreign currency translation and increased sales in the North American Home Fashions business.
Operating income for 2005 was $22.7 million, a decrease of $10.3 million, or 31.2%, from $33.0 million in 2004. The decrease in operating income was due primarily to lower sales, partially offset by productivity.
Other
Net sales for 2005 were $930.3 million, a decrease of $35.1 million, or 3.6%, from $965.4 million in 2004. The decline is primarily the result of core sales declines in the Little Tikes battery operated products business.

Operating income for 2005 was $98.1 million, an increase of $6.1 million, or 6.6%, from $92.0 million in the comparable period of 2004, driven by productivity, favorable pricing and reduced SG&A in the juvenile products businesses, partially offset by raw material inflation.
2004 vs. 2003 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2004	2003	% Change

Cleaning & Organization	$1,702.7	$1,848.6	(7.9)%
Office Products	1,686.2	1,681.2	0.3
Tools & Hardware	1,218.7	1,199.7	1.6
Home Fashions	906.8	901.0	0.6
Other	965.4	984.3	(1.9)

Total Net Sales	$6,479.8	$6,614.8	(2.0)%

Operating income by segment was as follows for the year ended December 31, (in millions):

	2004	2003	% Change

Cleaning & Organization	$100.7	$103.6	(2.8)%
Office Products	261.9	309.6	(15.4)
Tools & Hardware	181.8	179.3	1.4
Home Fashions	33.0	44.4	(25.7)
Other	92.0	114.8	(19.9)
Corporate	(39.4)	(30.3)	(30.0)
Impairment charges	(295.1)	(34.5)
Restructuring costs	(44.2)	(189.3)

Total Operating Income	$290.7	$497.6	(41.6)%

Cleaning & Organization
Net sales for 2004 were $1,702.7 million, a decrease of $145.9 million, or 7.9%, from $1,848.6 million in 2003. The 7.9% sales decrease was driven primarily by a decline in the Rubbermaid Home Products business due to planned low-margin product line rationalizations, partially offset by favorable pricing and increases in core product sales in the Rubbermaid Foodservice, Rubbermaid Commercial, and Rubbermaid Asia Pacific businesses.
Operating income for 2004 was $100.7 million, a decrease of $2.9 million, or 2.8%, from $103.6 million in 2003. The decrease in operating income is primarily the result of higher raw material costs (particularly resin), partially offset by favorable pricing and improvement in Rubbermaid Commercial and Rubbermaid Asia Pacific businesses.
Office Products
Net sales for 2004 were $1,686.2 million, an increase of $5.0 million, or 0.3%, from $1,681.2 million in 2003. The increase in net sales primarily resulted from a single-digit increase in the writing instruments business on the strength of innovative new products, largely offset by the exit of low margin resin based products in the Eldon office products business.
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
Tools & Hardware

Net sales for 2004 were $1,218.7 million, an increase of $19.0 million, or 1.6%, from $1,199.7 million in 2003. The increase in net sales was driven by increases in the LENOX businesses.
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
Other
Net sales for 2004 were $965.4 million, a decrease of $18.9 million, or 1.9%, from $984.3 million in 2003. The decrease in net sales was primarily attributable to the sale of Cosmolab in March 2003, which contributed $10 million in sales in 2003, and sales declines experienced in the Graco business.
Operating income for 2004 was $92.0 million, a decrease of $22.8 million, or 19.9%, from $114.8 million in 2003. The decrease in operating income was due primarily to the sales decrease at Graco and raw material inflation in resin based products.
Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the year ended December 31, (in millions):

	2005	2004	2003

Cash provided by operating activities	$641.6	$660.0	$773.2
Cash (used in)/provided by investing activities	(766.7)	189.6	(716.1)
Cash (used in)/provided by financing activities	(257.2)	(494.1)	31.4
Exchange effect on cash and cash equivalents	(7.8)	5.7	0.8

(Decrease) Increase in cash and cash equivalents	($390.1)	$361.2	$89.3

Sources
The Company’s primary sources of liquidity and capital resources include cash provided by operations, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the year ended December 31, 2005 was $641.6 million compared to $660.0 million for the comparable period of 2004. Net cash provided by operating activities before working capital changes decreased in 2005, which was partially offset by improvements in working capital.
In 2005, the Company received cash proceeds of $65.5 million related to the sale of businesses and other non-current assets, compared to $318.1 million in 2004. In 2005, the Company received cash proceeds of $64.3 million related to the sale of other non-current assets, compared to $55.3 million in 2004. In 2005, the Company sold the Curver business. Businesses sold in 2004 include Panex Brazilian low-end cookware, European picture frames, U.S. picture frames (Burnes), Anchor Hocking glassware, Mirro cookware and Little Tikes Commercial Playground Systems.

In 2005, the Company received proceeds from the issuance of debt of $337.0 million compared to $33.9 million in 2004. Most of the increase in 2005 was due to the issuance of commercial paper related to the funding of the November 2005 DYMO acquisition.
The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. The Company’s lines of credit do not have a material impact on the Company’s liquidity. Borrowings under the Company’s lines of credit at December 31, 2005 and 2004 totaled $4.0 million and $21.3 million, respectively.
In November 2005, the Company entered into a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement. The Revolver, which expires in November 2010, replaces the Company’s $650.0 million five-year Syndicated Revolving Credit Agreement that was scheduled to expire in June 2007. At December 31, 2005, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At December 31, 2005, $202.0 million of commercial paper was outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms and requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of December 31, 2005, the Company was in compliance with the agreement governing the Revolver. On an annual basis, the Company may request extension of the Revolver (subject to lender approval) for additional one-year periods.
Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility and require redemption of the preferred debt securities. The receivables and preferred debt securities are recorded in the consolidated accounts of the Company. The financing entity may cause the preferred debt securities to be exchanged on September 18, 2006 for a two year floating rate note in an aggregate principal amount equal to the par value of the preferred debt securities plus accrued but unpaid return. Upon the exchange, the financing entity will pay to the preferred debt securities holder, a premium for which the Company has accrued $4.6 million as of December 31, 2005. Because this debt matures in 2008, the entire amount is considered to be long-term debt. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing company with a par value equal to the outstanding principal amount of the note. The preferred debt securities must be retired or redeemed, and any note for which such securities are exchanged must be repaid, before the Company can have access to the financing entity’s receivables. As of December 31, 2005 and 2004, the aggregate amount of outstanding receivables sold under this facility was $746.9 million and $720.9 million, respectively.
Uses
The Company’s primary uses of liquidity and capital resources include acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used for acquisitions was $740.0 million in 2005, compared to $6.6 million in 2004. The cash used in 2005 related primarily to the acquisition of DYMO for $706 million, which was funded by approximately $487 million of cash on hand and $219 million from existing credit facilities. See Footnote 2 to the Consolidated Financial Statements for additional information. In 2004, the Company did not invest in significant acquisitions.

Capital expenditures were $92.2 million and $121.9 million in 2005 and 2004, respectively. The decrease in capital expenditures is primarily due to the Company’s focus on capital spending discipline in 2005. Capital expenditures for 2006 are expected to be in the range of $125 to $150 million.
In 2005, the Company made payments on notes payable and long-term debt of $360.1 million compared to $298.4 million in 2004, including the purchases in 2005 of 750,000 shares of its 5.25% convertible preferred securities from holders at an average price of $47.075 per share ($35.3 million). In 2004, the Company purchased 825,000 shares of its 5.25% convertible preferred securities from a holder for $43.6875 per share ($36.0 million). See Footnote 10 to the Consolidated Financial Statements for additional information on these transactions.
Aggregate dividends paid were $231.5 million and $231.0 million in 2005 and 2004, respectively. In 2006, the Company expects to make similar dividend payments.
Cash used for restructuring activities was $35.5 million and $79.7 million in 2005 and 2004, respectively. These payments relate primarily to employee termination benefits. In 2006, the Company expects to use approximately $100 million of cash on restructuring activities related to Project Acceleration. See Footnote 4 to the Consolidated Financial Statements for additional information.
In 2005, the Company made a voluntary $25.0 million cash contribution to fund its foreign pension plans. In 2004, the Company made a voluntary $50.0 million cash contribution to fund the Company’s U.S. pension plan.
In 2005, the Company terminated a cross currency interest rate swap and paid $26.9 million. This payment has been recognized in operating cash flow. In 2004, the Company recognized $5.5 million related to the fair value of an interest rate swap that was terminated as a source in operating cash flow.
Retained earnings increased in 2005 by $19.7 million. The increase in retained earnings is due to the current year net income, partially offset by cash dividends paid on common stock.
Working capital at December 31, 2005 was $675.3 million compared to $1,141.1 million at December 31, 2004. The current ratio at December 31, 2005 was 1.38:1 compared to 1.61:1 at December 31, 2004. The decrease in working capital is due to cash used to fund the DYMO acquisition, partially offset by favorable tax settlements and the reduction of other accrued liabilities, primarily as a result of spending on previously announced restructuring plans.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .60:1 at December 31, 2005 and .55:1 at December 31, 2004.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Minimum Pension Liability
In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, Employers’ Accounting for Pensions, the Company recorded an additional minimum pension liability adjustment at December 31, 2005. The effect of this non-cash adjustment was to increase the pension liability by approximately $89.1 million, with a corresponding charge to equity, net of taxes, of approximately $60 million. The Company believes that its pension plan has the appropriate long-term investment strategy and the Company’s liquidity position is expected to remain strong.
Resolution of Income Tax Contingencies
In 2005 and 2004, the Company recorded $73.9 million and $15.5 million, respectively, in income tax benefit as a result of favorable resolution of certain tax issues and the expiration of the statute of limitations on certain tax issues. These benefits are reflected in the Company’s 2005 and 2004 Consolidated Statements of Operations.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2005 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations listed below are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2005. Additional details regarding these obligations are provided in the footnotes to the Consolidated Financial Statements, as referenced in the table (in millions):

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt — maturities (1)	$2,592.5	$162.8	$705.4	$706.3	$1,018.0
Interest on long-term debt (2)	1,323.7	145.8	230.8	163.8	783.3
Operating lease obligations (3)	290.9	90.4	103.1	50.8	46.6
Purchase obligations (4)	600.0	407.7	191.8	0.4	0.1

Total contractual obligations (5)	$4,807.1	$806.7	$1,231.1	$921.3	$1,848.0

(1)
Amounts represent contractual obligations due, excluding interest, based on borrowings outstanding as of December 31, 2005. For further information relating to these obligations, see Footnotes 9 and 10 to the Consolidated Financial Statements.

(2)
Amounts represent estimated interest expense on borrowings outstanding as of December 31, 2005. Interest on floating debt was estimated using the index rate in effect as of December 31, 2005. For further information relating to this obligation, see Footnotes 9 and 10 to the Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2005. For further information relating to this obligation, see Footnote 12 to the Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2005 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2005 balance sheet as current liabilities, except for current portion of long-term debt.
The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Footnote 13 to the Consolidated Financial Statements.
As of December 31, 2005, the Company had $96.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical. See Footnote 21 to the Consolidated Financial Statements for further information.
As of December 31, 2005, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
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

Sales Recognition
Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which occurs either upon shipment or upon delivery based upon contractual terms. Sales is net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.
Recovery of Accounts Receivable
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of December 31, 2005, the Company had allowances for doubtful accounts of $31.8 million on $1,234.5 million of accounts receivable.
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
Goodwill and Other Indefinite-Lived Intangible Assets
The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter because it coincides with its annual strategic planning process for all of its businesses. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the indefinite life intangible asset is below its carrying amount.
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
The Company assesses the fair value of its reporting units for its goodwill and other indefinite lived intangible assets (primarily trademarks and tradenames) in its impairment tests, generally based upon a discounted cash flow methodology, or an actual sales offer received from a prospective buyer, if available. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. The underlying assumptions used are consistent with those used in the strategic plan.
If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.
If the carrying amount of the intangible asset exceeds its fair value, an impairment charge is recorded to the extent the recorded intangible asset exceeds the fair value.
Other Long-Lived Assets
The Company tests its other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with

SFAS No. 144, the Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a risk-free discount rate and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $28.3 million as of December 31, 2005. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company’s Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local and foreign laws and regulations, as well as, contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based largely on historical experience. The estimated losses take into account anticipated costs associated with investigative and remediation efforts, including legal fees, where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance CERCLA matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2005 ranged between $12.8 million and $23.8 million. As of December 31, 2005, the Company had a reserve equal to $15.4 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets.
Income Tax Contingencies
The Company establishes a tax contingency reserve for certain tax exposures when it is not probable that the Company’s tax position will be ultimately sustained. The Company eliminates a tax contingency reserve balance when it becomes probable that the Company’s tax position will ultimately be sustained, which generally occurs when the statute of limitations for a specific exposure item has expired or when the Company has reached agreement with the taxing authorities on the treatment of an item. The Company generally assesses its tax contingency reserves on a quarterly basis. Management cannot determine with certainty the ultimate resolution of these tax matters. Actual results may differ from the recorded amounts.
Pending Adoption of New Accounting Pronouncements
Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment.” SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and will require adoption no later than January 1, 2006. The Company has adopted the provisions of the new standard using the modified prospective method and using the Black-Scholes option pricing model effective January 1, 2006. As a result of adoption, the Company expects to recognize approximately $15 million to $20 million, pre-tax, in additional expense in 2006.
International Operations
For the years ended December 31, 2005, 2004 and 2003, the Company’s non-U.S. businesses accounted for approximately 28%, 29% and 28% of net sales, respectively (see Footnote 20 to the Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2005 vs.	2004 vs.
				2004%	2003%
	2005	2004	2003	Change	Change

U.S.	$4,537.1	$4,611.1	$4,787.1	(1.6)%	(3.7)%
Non-U.S	1,805.4	1,868.7	1,827.7	(3.4)	2.2

	$6,342.5	$6,479.8	$6,614.8	(2.1)%	(2.0)%

Forward-Looking Statements
Certain statements in this report and the documents incorporated herein by reference constitute forward-looking statements, as defined by the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties. The statements relate to, and other forward-looking statements that may be made by the Company may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations and growth. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should” or similar statements. You should understand that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors that are discussed in Part I, Item 1A of this report, as well as the matters that are set forth generally in this report and the documents incorporated by reference herein, could cause actual results to differ. Some of these factors are described as criteria for success. Our failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that we have correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information we receive with respect to these factors is complete or correct.
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
The Company purchases certain raw materials, including resin, corrugate, steel and aluminum, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery, long-term contracts and price adjustments help the Company mitigate this risk. Where practical, the Company uses derivatives to help manage the volatility related to this risk. In 2005, the Company experienced raw material inflation of approximately $153 million (primarily in resin and steel), partially offset by pricing increases of approximately $132 million.
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for each of the years ended December 31, 2005 and 2004 (in millions, except percentages):

	2005	December 31,	2004	December 31,	Confidence
Market Risk	Average	2005	Average	2004	Level

Interest rates	$9.5	$8.1	$12.1	$11.3	95%
Foreign exchange	$3.1	$5.6	$ 2.2	$ 1.9	95%
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent auditors, Ernst & Young LLP, have audited the financial statements prepared by the management of Newell Rubbermaid Inc. and management’s assessment of internal control over financial reporting. Their reports on these financial statements, and on management’s assessment of internal control over financial reporting, are presented below.
NEWELL RUBBERMAID INC.
Atlanta, Georgia
February 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 10, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Newell Rubbermaid Inc.
We have audited management’s assessment, included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control Over Financial Reporting, that Newell Rubbermaid Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Newell Rubbermaid Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Newell Rubbermaid Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Newell Rubbermaid Inc. and our report dated February 10, 2006, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 10, 2006

Consolidated Statements of Operations

Year Ended December 31,	2005	2004	2003

(Amounts in millions, except per share data)
Net sales	$6,342.5	$6,479.8	$6,614.8
Cost of products sold	4,448.1	4,641.0	4,732.7

Gross margin	1,894.4	1,838.8	1,882.1
Selling, general and administrative expenses	1,265.6	1,208.8	1,160.7
Impairment charges	34.4	295.1	34.5
Restructuring costs	72.2	44.2	189.3

Operating income	522.2	290.7	497.6
Nonoperating expenses:
Interest expense, net of interest income of $15.0, $10.4, and $5.8 in 2005, 2004, and 2003, respectively	127.1	119.3	134.3
Other (income) expense, net	(23.0)	(3.2)	25.6

Net nonoperating expenses	104.1	116.1	159.9

Income from continuing operations before income taxes	418.1	174.6	337.7
Income taxes	61.7	104.0	119.8

Income from continuing operations	356.4	70.6	217.9
Loss from discontinued operations, net of tax	(105.1)	(186.7)	(264.5)

Net income (loss)	$251.3	($116.1)	($46.6)

Weighted average shares outstanding:
Basic	274.4	274.4	274.1
Diluted	274.9	274.7	274.3
Per common share -
Basic
Income from continuing operations	$1.30	$0.26	$0.79
Loss from discontinued operations	(0.38)	(0.68)	(0.96)

Net income (loss)	$0.92	($0.42)	($0.17)

Diluted
Income from continuing operations	$1.30	$0.26	$0.79
Loss from discontinued operations	(0.38)	(0.68)	(0.96)

Net income (loss)	$0.91	($0.42)	($0.17)

Dividends per share	$0.84	$0.84	$0.84
See Footnotes to Consolidated Financial Statements.

Consolidated Balance Sheets

December 31,	2005	2004

(Amounts in millions, except par value)
Assets
Current Assets:
Cash and cash equivalents	$115.5	$505.6
Accounts receivable, net of allowances of $31.8 for 2005 and $45.2 for 2004	1,202.7	1,199.4
Inventories, net	875.9	918.0
Deferred income taxes	109.8	73.8
Prepaid expenses and other	113.4	178.4
Current assets of discontinued operations	55.5	137.2

Total Current Assets	2,472.8	3,012.4

Property, plant and equipment, net	971.1	1,231.9
Deferred income taxes	37.3	30.5
Goodwill	2,354.7	1,823.4
Intangible assets, net	418.3	298.7
Other assets	185.5	186.0
Non-current assets of discontinued operations	6.1	83.9

Total Assets	$6,445.8	$6,666.8

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$647.3	$637.1
Accrued compensation	155.0	136.2
Other accrued liabilities	719.5	750.9
Income taxes payable	82.5	68.8
Notes payable	4.0	21.3
Current portion of long-term debt	162.8	185.6
Current liabilities of discontinued operations	26.4	71.4

Total Current Liabilities	1,797.5	1,871.3

Long-term debt	2,429.7	2,424.3
Other noncurrent liabilities	573.4	604.1
Long-term liabilities of discontinued operations	2.0	2.9
Stockholders’ Equity:
Common stock, authorized shares, 800.0 at $1.00 par value;	290.2	290.1
Outstanding shares:
2005 — 290.2
2004 — 290.1
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2005 — 15.7
2004 — 15.7
Additional paid-in capital	453.0	437.5
Retained earnings	1,538.3	1,518.6
Accumulated other comprehensive loss	(226.7)	(70.4)

Total Stockholders’ Equity	1,643.2	1,764.2

Total Liabilities and Stockholders’ Equity	$6,445.8	$6,666.8

See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2005	2004	2003

(Amounts in millions)
Operating Activities
Net income (loss)	$251.3	($116.1)	($46.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	213.8	231.2	229.5
Non-cash restructuring charges	56.2	30.9	138.3
Deferred income taxes	(66.1)	108.9	(11.5)
(Gain) loss on sale of assets/debt extinguishment	(20.0)	(9.0)	29.7
Non-cash impairment charges — Continuing operations	34.4	295.1	34.5
Non-cash impairment charges — Discontinued operations	—	78.9	254.9
Loss on disposal of discontinued operations	96.8	90.5	—
Other	(23.9)	(8.4)	26.1
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	(29.5)	161.8	18.5
Inventories	45.7	(51.9)	151.5
Accounts payable	(0.7)	(27.9)	66.6
Discontinued operations	12.5	(18.6)	73.0
Accrued liabilities and other	71.1	(105.4)	(191.3)

Net Cash Provided by Operating Activities	$641.6	$660.0	$773.2

Investing Activities Acquisitions, net of cash acquired	($740.0)	($6.6)	($460.0)
Expenditures for property, plant and equipment	(92.2)	(121.9)	(300.0)
Disposals of noncurrent assets and sale of businesses	65.5	318.1	43.9

Net Cash (Used in)/Provided by Investing Activities	($766.7)	$189.6	($716.1)

Financing Activities
Proceeds from issuance of debt	$337.0	$33.9	$1,044.0
Proceeds for issuance of stock	—	—	200.1
Payments on notes payable and long-term debt	(360.1)	(298.4)	(989.6)
Cash dividends	(231.5)	(231.0)	(230.9)
Proceeds from exercised stock options and other	(2.6)	1.4	7.8

Net Cash (Used in)/Provided by Financing Activities	($257.2)	($494.1)	$31.4

Exchange rate effect on cash	(7.8)	5.7	0.8

(Decrease) Increase in Cash and Cash Equivalents	(390.1)	361.2	89.3
Cash and Cash Equivalents at Beginning of Year	505.6	144.4	55.1

Cash and Cash Equivalents at End of Year	$115.5	$505.6	$144.4

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$84.9	$16.9	$63.5
Interest	136.8	127.0	136.8
See Footnotes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

					Accumulated
			Add’l		Other	Total
(Amounts in millions,	Common	Treasury	Paid-In	Retained	Comprehensive	Stockholders’
except per share data)	Stock	Stock	Capital	Earnings	Loss	Equity

Balance at December 31, 2002	$283.1	($409.9)	$237.3	$2,143.2	($190.2)	$2,063.5
Net loss	—	—	—	(46.6)	—	(46.6)
Foreign currency translation	—	—	—	—	130.7	130.7
Minimum pension liability adjustment, net of ($55.5) tax	—	—	—	—	(114.5)	(114.5)
Gain on derivative instruments, net of ($3.8) tax	—	—	—	—	6.2	6.2

Total comprehensive loss						(24.2)

Cash dividends on common stock	—	—	—	(230.9)	—	(230.9)
Exercise of stock options	0.3	(1.8)	7.7	—	—	6.2
Issuance of stock	6.7	—	193.4	—	—	200.1
Other	—	0.1	1.5	—	—	1.6

Balance at December 31, 2003	$290.1	($411.6)	$439.9	$1,865.7	($167.8)	$2,016.3

Net loss	—	—	—	(116.1)	—	(116.1)
Foreign currency translation	—	—	—	—	104.8	104.8
Minimum pension liability adjustment, net of ($2.1) tax	—	—	—	—	3.5	3.5
Loss on derivative instruments, net of ($6.7) tax	—	—	—	—	(10.9)	(10.9)

Total comprehensive loss						(18.7)

Cash dividends on common stock	—	—	—	(231.0)	—	(231.0)
Exercise of stock options	—	—	1.4	—	—	1.4
Other	—	—	(3.8)	—	—	(3.8)

Balance at December 31, 2004	$290.1	($411.6)	$437.5	$1,518.6	($70.4)	$1,764.2

Net income	—	—	—	251.3	—	251.3
Foreign currency translation	—	—	—	—	(107.6)	(107.6)
Minimum pension liability adjustment, net of ($29.3) tax	—	—	—	—	(59.8)	(59.8)
Gain on derivative instruments, net of $6.8 tax	—	—	—	—	11.1	11.1

Total comprehensive income						95.0

Cash dividends on common stock	—	—	—	(231.5)	—	(231.5)
Exercise of stock options	0.1	—	0.4	—	—	0.5
Other	—	—	15.1	—	—	15.1

Balance at December 31, 2005	$290.2	($411.6)	$453.0	$1,538.3	($226.7)	$1,643.2

See Footnotes to Consolidated Financial Statements.

FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business: Newell Rubbermaid Inc. (the “Company”) is a global manufacturer and marketer of branded consumer products and their commercial extensions, serving a wide array of retail channels including department stores, discount stores, warehouse clubs, home centers, hardware stores, commercial distributors, office superstores, contract stationers, automotive stores, and baby superstores. The Company’s basic business strategy is to create brands that matter by marketing a multi-product offering of everyday consumer and commercial products, backed by a focus on innovation and customer service excellence, in order to achieve maximum results for its stockholders. The Company’s multi-product offering consists of well known name-brand consumer products and their commercial extensions in five business segments: Cleaning & Organization; Office Products; Tools & Hardware; Home Fashions; and Other.
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions.
Use of Estimates: The preparation of these financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenue and expenses and related disclosures. Actual results could differ from those estimates.
Reclassifications: Certain 2004 and 2003 amounts have been reclassified to conform to the 2005 presentation. See Footnote 3 for a discussion of discontinued operations.
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
The Company’s forward exchange contracts, long-term cross currency interest rate swaps, and option contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.
The credit exposure that results from commodity, interest rate, and foreign exchange is the fair value of contracts with a positive fair value as of the reporting date. There is no credit exposure on the Company’s interest rate derivatives at December 31, 2005. The credit exposure on foreign currency derivatives at December 31, 2005 was $17.8 million.
Sales Recognition: Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which occurs either upon shipment or upon delivery based upon contractual terms. Sales is net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.
Cash and Cash Equivalents: Cash and cash equivalents include cash on-hand and investments that have a maturity of three months or less when purchased.

Inventories: Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Property, Plant and Equipment: Property, plant, and equipment is stated at cost. Expenditures for maintenance and repairs are charged to expense. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20-40 years), and machinery and equipment (3-12 years).
Goodwill and Other Indefinite-Lived Intangible Assets: The Company conducts its annual test of impairment for goodwill and indefinite life intangible assets in the third quarter because it coincides with its annual strategic planning process for all of its businesses. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the indefinite life intangible asset is below its carrying amount.
The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationships with significant customers.
The Company assesses the fair value of its reporting units for its goodwill and other indefinite lived intangible assets (primarily trademarks and tradenames) in its impairment tests generally based upon a discounted cash flow methodology. The discounted cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, terminal value, and market discount rates. The underlying assumptions used are consistent with those used in the strategic plan.
Goodwill Impairment
The Company evaluates goodwill impairment one level below the reporting segment. If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.
Other Indefinite-Lived Intangible Asset Impairment (primarily Trademarks and Tradenames)
If the carrying amount of the intangible asset exceeds its fair value, an impairment charge is recorded to the extent the recorded intangible asset exceeds the fair value.
See Footnotes 7 and 18 for additional detail on goodwill and other intangible assets.
Other Long-Lived Assets: The Company tests its other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, the Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a risk-free discount rate and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available. See Footnote 18 for additional information.
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
Advertising Costs: The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of sales and totaled $170.5 million, $151.4 million, and $184.0 million for 2005, 2004 and 2003, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $147.5 million, $130.1 million and $137.4 million in 2005, 2004 and 2003, respectively.
Research and Development Costs: Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs aggregated $103.0 million, $105.8 million, and $91.6 million in 2005, 2004 and 2003, respectively.
Derivative Financial Instruments: The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are used only to manage certain commodity, interest rate and foreign currency risks. These instruments include commodity swaps, interest rate swaps, long-term cross currency interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged.
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
The Company also has designated certain interest rate swaps as fair value hedges. The Company has structured all existing interest rate swap agreements to be 100% effective. These instruments include commodity swaps, interest rate swaps, long-term cross currency interest rate swaps, forward exchange contracts and option contracts. The Company’s forward exchange contracts, long-term cross currency interest rate swaps, and option contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap. The cash received or paid relating to the termination of interest rate swaps is included in Other as an operating activity in the Consolidated Statements of Cash Flows.
Foreign Currency Management: The Company utilizes forward exchange contracts and options to manage foreign exchange risk related to both known and anticipated intercompany transactions and third-party commercial transaction exposures of approximately one year in duration or less. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income and reclassified into earnings in the same period or periods in which the hedged transactions affect earnings. Any ineffective portion is immediately recognized in earnings.
The Company also utilizes long-term cross currency interest rate swaps to hedge long-term intercompany financing transactions. Derivative instruments used to hedge intercompany financing transactions are marked to market with the corresponding gains or losses included in accumulated other comprehensive income.
The fair value of foreign currency hedging instruments is recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities on the Consolidated Balance Sheets depending on the maturity of the Company’s cross currency interest rate swaps and forward contracts at December 31, 2005 and 2004. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
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
Long-term Debt: The fair values of the Company’s long-term debt issued under the medium-term note program and the junior convertible subordinated debentures were $1,473.6 million and $345.4 million, respectively, at December 31, 2005, based on quoted market prices. All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other nonoperating (income) expenses.
Income Tax Contingencies: The Company establishes a tax contingency reserve for certain tax exposures when it is not probable that the Company’s tax position will be ultimately sustained. The Company eliminates a tax contingency reserve balance when it becomes probable that the Company’s tax position will ultimately be sustained, which generally occurs when the statute of limitations for a specific exposure item has expired or when the Company has reached agreement with the taxing authorities on the treatment of an item. The Company generally assesses its tax contingency reserves on a quarterly basis. Management cannot determine with certainty the ultimate resolution of these tax matters. Actual results may differ from the recorded amounts.
Fair Value of Stock Options: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), “Share-Based Payment.” SFAS

123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). The Statement supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and will require adoption no later than January 1, 2006. The Company has adopted the provisions of the new standard using the modified prospective method and using the Black-Scholes option pricing model effective January 1, 2006. As a result of adoption, the Company expects to recognize approximately $15 million to $20 million, pre-tax, in additional expense in 2006.
Prior to 2006, the Company has elected to follow the accounting provisions of APB No. 25 in accounting for its stock option plans. As a result, the Company grants fixed stock options under which no compensation cost is recognized. The following table is a reconciliation of the Company’s net income/(loss) and earnings/(loss) per share to proforma net income/(loss) and proforma earnings/(loss) per share for the year ended December 31, (in millions, except per share data):

	2005	2004	2003

Net income (loss):
As reported	$251.3	($116.1)	($46.6)
Fair value option expense	(11.0)	(14.2)	(19.0)

Pro forma	$240.3	($130.3)	($65.6)

Basic income (loss) per share:
As reported	$0.92	($0.42)	($0.17)
Pro forma	0.88	(0.47)	(0.24)
Diluted income (loss) per share:
As reported	$0.91	($0.42)	($0.17)
Pro forma	0.87	(0.47)	(0.24)
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rate of 3.9%, 4.2% and 4.0%; expected dividend yields of 3.0%, 3.0% and 3.0%; expected lives of 6.5, 8.0 and 6.9 years; and expected volatility of 33%, 30% and 32%.
Comprehensive Income: The following table displays the components of accumulated other comprehensive income or loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Minimum	Derivatives	Other
	Translation	Pension	Hedging	Comprehensive
	Gain	Liability	(Loss)/Gain	Loss

Balance at 12/31/04	$120.4	($186.5)	($4.3)	($70.4)
Disposal/liquidation of businesses	(27.8)	—	—	(27.8)
Other current year changes	(79.8)	(59.8)	11.1	(128.5)

Balance at 12/31/05	$12.8	($246.3)	$6.8	($226.7)

The foreign currency translation gain is net of income taxes of $7.8 million and $73.8 million as of December 31, 2005 and 2004, respectively.
FOOTNOTE 2
Acquisitions of Businesses
2005
On November 23, 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte. The purchase price was approximately $730 million, subject to adjustment for working capital and other adjustments. The cash paid at closing was $706 million, reflecting a preliminary working capital adjustment relating to Esselte’s retention of certain receivables, as well as an adjustment relating to a modification of the transaction structure. The final purchase price is subject to further adjustment relating to changes in the closing working capital. This acquisition strengthens the Company’s global leadership position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. The Company funded the purchase price payment through a combination of available cash of $487.0 million and debt of $219.0 million from existing credit facilities.
The Company has preliminarily allocated the purchase price to the identifiable assets. The Company has not yet obtained all information, including, but not limited to, final independent appraisals required to complete the purchase price allocation. The final allocation will be completed in 2006. The initial purchase price allocation was based on preliminary data and management’s estimates at the date of acquisition are as follows (in millions):

Current assets	$30.2
Property, plant & equipment, net	23.3
Goodwill	580.8
Other assets	109.5

Total assets	$743.8

Current liabilities	$34.5
Other long-term liabilities	3.3

Total liabilities	$37.8

The transaction summarized above was accounted for as a purchase and the results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. The acquisition costs were allocated to the fair value of the assets acquired and liabilities assumed.
The unaudited consolidated results of operations on a pro forma basis, as though the 2005 acquisition of DYMO had been completed on January 1, 2004, are as follows for the year ended December 31, (in millions, except per share amounts):

	2005	2004

Net sales	$6,548.5	$6,708.1
Income from continuing operations	$367.1	$85.2
Net income (loss)	$262.0	($101.5)

Basic earnings (loss) per share
Income from continuing operations	$1.34	$0.31
Net income (loss)	$0.95	($0.37)
These pro forma financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that are expected to result from integration.
2003
Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. (“LENOX”), a leading manufacturer of power tool accessories and hand tools marketed under the LENOX brand. The purchase price was approximately $450 million paid for through the issuance of commercial paper, plus transaction costs. The transaction structure permits the deduction of goodwill for tax purposes, which was estimated to be $85 million at the time of acquisition. This acquisition and the acquisition of American Tool Companies, Inc. (“IRWIN”) in 2002 marked a significant expansion and enhancement of the Company’s product lines and customer base, launching it squarely into the estimated $10 billion-plus global markets for hand tools and power tool accessories. Both of these acquisitions are reported in the Company’s Tools & Hardware business segment. The purchase price of the LENOX acquisition was allocated to the acquired assets and liabilities based on their fair values, with the excess recorded as goodwill.

FOOTNOTE 3
Discontinued Operations
The following table summarizes the results of businesses reported as discontinued operations for the years ended December 31, (in millions):

	2005	2004	2003

Net sales	$172.9	$439.9	$1,135.2
Loss from discontinued operations, net of income taxes of $1.2 million, ($1.6) million and ($53.1) million for 2005, 2004 and 2003, respectively	($8.3)	($96.2)	($264.5)
Loss on disposal of discontinued operations, net of income taxes of zero and $4.7 million for 2005 and 2004, respectively	($96.8)	($90.5)	—
No amounts related to interest expense have been allocated to discontinued operations.
The following table presents summarized balance sheet information of the discontinued operations as of December 31, (in millions):

	2005	2004

Accounts receivable, net	$32.2	$79.4
Inventories, net	22.8	54.3
Prepaid expenses and other	0.5	3.5

Total Current Assets	55.5	137.2

Property, plant and equipment, net	5.7	76.3
Goodwill	—	1.2
Other assets	0.4	6.4

Total Assets	$61.6	$221.1

Accounts payable	$15.1	$45.8
Other accrued liabilities	11.3	25.6

Total Current Liabilities	26.4	71.4

Other noncurrent liabilities	2.0	2.9

Total Liabilities	$28.4	$74.3

As of December 31, 2005, the assets and liabilities of the discontinued operations consist solely of the European Cookware business.
2005
In June 2005, the Company completed the sale of its Curver business. The Curver business included the Company’s European indoor organization and home storage division and was previously reported in the Cleaning & Organization segment. The sales price, which was subject to reduction for working capital adjustments, was $5 million, paid at closing, plus a note receivable for $5 million, payable within 12 years from closing. The Company may also receive contingent payments, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ending December 31, 2009. Due to anticipated shortfalls in working capital, the Company does not expect to collect any of the $5 million note receivable. In addition, the Company has not included the contingent payments in the calculation of the loss on disposal of discontinued operations.
In connection with this transaction, the Company recorded a non-cash loss related to the sale of $62.0 million, net of tax, in 2005, included in the loss on disposal of discontinued operations in the table above. In 2004, the Company recorded a non-cash impairment charge of $78.9 million, net of tax, ($34.0 million for goodwill and $44.9 million for other long-lived assets) related to Curver. The charge is included in the loss from discontinued operations for 2004 in the table above.
In October 2005, the Company entered into an agreement for the intended sale of its European Cookware business. The Company completed this divestiture in January 2006. This business included the brands Pyrex® (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only) and Vitri® and was previously included in the Company’s Other segment.
In connection with this transaction, the Company recorded a net loss of $33.9 million, net of tax, in 2005. The total net loss is reported in the table above as part of the loss on disposal of discontinued operations.
In the second quarter of 2005, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized an impairment loss of $24.5 million, net of tax, in order to state the assets of this business at their estimated fair values. In the third and fourth quarters of 2005, the Company revised its estimation related to the fair value of this business after winning several line reviews with a key retailer and reversed the full amount of the impairment charge. In the fourth quarter of 2005, the Company changed its decision to dispose of this business as a result of the aforementioned line review wins and the identification of significant productivity opportunities. The results of this business are now reflected in continuing operations.
2004
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
2003
In the fourth quarter of 2003, the Company began exploring various options for certain businesses previously included in the Home Fashions and Other segments, including evaluating those businesses for potential sale. As this process progressed, the Company obtained a better indication of the market value of these businesses and determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted a new impairment test in the fourth quarter and recorded impairment charges to write-down the net assets of these businesses to fair value (or implied fair value of goodwill). As a result, the Company recorded a non-cash pre-tax write-down of $254.9 million on businesses presented in discontinued operations as follows (in millions):

Goodwill	$237.0
Other Indefinite-lived Intangible Assets	7.7
Long-Lived Assets	10.2

$254.9

FOOTNOTE 4
Restructuring Costs
In 2005, the Company recorded restructuring costs of $72.2 million, of which $51.3 million relates to Project Acceleration, and $20.9 million relates to restructuring actions approved prior to the commencement of Project Acceleration (see below for details).
Project Acceleration
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a three-year restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions, and to allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the closures of approximately one-third of the Company’s 80 manufacturing facilities (as of September 2005), optimizing the Company’s geographic footprint.
The Plan is expected to result in cumulative restructuring charges totaling between $350 million and $400 million ($295 million — $340 million after tax), with between $170 million and $200 million ($145 million — $170 million after tax) to be incurred in 2006. Approximately 60% of the charges are expected to be cash charges. Annualized savings are projected to exceed $120 million upon conclusion of the program in 2008.
Project Acceleration commenced in December 2005, resulting in a non-cash facility restructuring charge aggregated by reportable business segment as follows (in millions):

Segment	Provision

Cleaning & Organization	$29.3
Office Products	8.6
Tools & Hardware	6.8
Other	6.6

$51.3

The restructuring actions approved in 2005 related to Project Acceleration will result in the closure of 9 facilities, with anticipated cash costs, primarily employee severance, related to these actions to be between $25 million and $30 million. As of December 31, 2005, no expenses were recorded related to these cash costs, as notification to the affected employees had not been made.
Pre-Acceleration Restructuring Activities
The Company announced a significant restructuring plan (the “2001 Plan”) on May 3, 2001. The specific objectives of the 2001 Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $461.7 million in restructuring charges under the 2001 Plan, including $99.9 million for discontinued operations. While the accounting charges associated with the 2001 Plan were completed in the second quarter of 2004, the Company continued to selectively approve individual restructuring plans. The following table shows the restructuring costs, net of reversals, recognized under the terms of the 2001 Plan and for the selective restructuring actions prior to Project Acceleration for the years ended December 31, excluding restructuring costs related to discontinued operations (in millions):

	2005	2004	2003

Facility and other exit costs	$7.7	$39.6	$83.2
Employee severance and termination benefits	11.4	3.0	80.2
Exited contractual commitments and other	1.8	1.6	25.9

Restructuring Costs	$20.9	$44.2	$189.3

Restructuring provisions were determined based on estimates prepared at the time the specific restructuring actions were approved by management, and also include amounts recognized as incurred. In 2005 and 2004, the Company reduced its restructuring reserve by approximately $6.4 million and $14.2 million, respectively, primarily as a result of higher proceeds received from the sale of property, plant and equipment and favorable negotiations on exited contracts. Cash paid for restructuring activities was $35.5 million, $79.7 million and $77.5 million in 2005, 2004 and 2003, respectively. A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/04		Costs	12/31/05
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$18.7	$7.7	($24.2)	$2.2
Employee severance and termination benefits	3.0	11.4	(13.0)	1.4
Exited contractual commitments and other	4.3	1.8	(5.2)	0.9

	$26.0	$20.9	($42.4)	$4.5

	12/31/03		Costs	12/31/04
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$77.7	$39.6	($98.6)	$18.7
Employee severance and termination benefits	63.2	3.0	(63.2)	3.0
Exited contractual commitments and other	6.7	1.6	(4.0)	4.3

	$147.6	$44.2	($165.8)	$26.0

The facility and other exit cost reserves are primarily related to future minimum lease payments on vacated facilities and other closure costs.
Under the 2001 Plan, the Company exited 84 facilities and reduced headcount by approximately 12,000. The following table depicts the changes in accrued restructuring reserves for the year ended December 31, aggregated by reportable business segment (in millions):

	12/31/04		Costs	12/31/05
Segment	Balance	Provision	Incurred	Balance

Cleaning & Organization	$3.5	$14.4	($15.2)	$2.7
Office Products	12.6	(1.8)	(9.1)	1.7
Tools & Hardware	3.1	4.8	(7.8)	0.1
Home Fashions	0.9	(0.2)	(0.7)	0.0
Other	0.3	1.5	(1.8)	0.0
Corporate	5.6	2.2	(7.8)	0.0

	$26.0	$20.9	($42.4)	$4.5

	12/31/03		Costs	12/31/04
Segment	Balance	Provision	Incurred	Balance

Cleaning & Organization	$56.1	$22.2	($74.8)	$3.5
Office Products	29.9	10.3	(27.6)	12.6
Tools & Hardware	17.9	1.9	(16.7)	3.1
Home Fashions	17.7	7.3	(24.1)	0.9
Other	11.5	6.4	(17.6)	0.3
Corporate	14.5	(3.9)	(5.0)	5.6

	$147.6	$44.2	($165.8)	$26.0

The remaining restructuring reserve at December 31, 2005 is primarily related to exit costs on certain manufacturing facilities and severance.

FOOTNOTE 5
Inventories
The components of net inventories were as follows as of December 31, (in millions):

	2005	2004

Materials and supplies	$180.1	$216.5
Work in process	175.6	162.5
Finished products	520.2	539.0

	$875.9	$918.0

As of December 31, 2005 and 2004, LIFO reserves were $35.6 million and $6.0 million, respectively. Cost of certain domestic inventories (approximately 65.8% and 57.5% of total inventories at December 31, 2005 and 2004, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. The Company recognized a gain of $0.6 million and a loss of $5.1 million in 2004 and 2003, respectively, related to the liquidation of LIFO based inventories.
FOOTNOTE 6
Property, Plant & Equipment
Property, plant and equipment consisted of the following as of December 31, (in millions):

	2005	2004

Land	$43.1	$49.8
Buildings and improvements	460.8	499.1
Machinery and equipment	1,732.8	1,706.8

	2,236.7	2,255.7
Accumulated depreciation	(1,265.6)	(1,023.8)

	$971.1	$1,231.9

Depreciation expense was $202.5 million, $221.2 million and $223.3 million in 2005, 2004 and 2003, respectively.
FOOTNOTE 7
Goodwill and Other Intangible Assets
A summary of changes in the Company’s goodwill is as follows (in millions):

	2005	2004

Balance at January 1,	$1,823.4	$1,954.3
Acquisitions, primarily DYMO	590.0	—
Impairment charges (See Footnote 18)	(19.5)	(148.7)
Other, primarily foreign exchange	(39.2)	17.8

Balance at December 31,	$2,354.7	$1,823.4

Other intangible assets consisted of the following as of December 31, (in millions):

	2005	2004	Amortization Period

Tradenames — indefinite life	$281.0	$204.4	N/A
Tradenames — other	53.5	53.1	10 - 15 years
Other (1)	144.6	91.6	3 - 14 years

	479.1	349.1
Accumulated amortization	(60.8)	(50.4)

	$418.3	$298.7

(1) Other consists primarily of capitalized software, non-compete agreements, patents and customer lists.

Intangible amortization expense was $11.3 million, $10.0 million and $6.2 million in 2005, 2004, and 2003, respectively. The Company expects amortization expense to increase by between $8.0 million to $13.0 million in 2006 primarily due to the acquisition of DYMO, and remain consistent thereafter, although such amounts may vary based on fluctuations in foreign currency rates, acquisitions or divestitures, or impairment charges.
FOOTNOTE 8
Other Accrued Liabilities
Accrued liabilities included the following as of December 31, (in millions):

	2005	2004

Customer accruals	$293.8	$294.5
Accrued self-insurance liability	89.7	89.8
Accrued restructuring (See Footnote 4)	4.5	26.0
Accrued pension, defined contribution and other postemployment benefits	58.2	50.0
Accruals for manufacturing expenses, including inventory received	114.9	86.8
Accrued medical and life insurance	15.4	23.4
Accrued interest and interest rate swaps	50.8	54.4
Accrued contingencies, primarily legal, environmental and warranty	22.7	32.9
Other	69.5	93.1

Other accrued liabilities	$719.5	$750.9

Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability and is estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.
FOOTNOTE 9
Credit Arrangements
The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. As of December 31, 2005 and 2004, the Company had notes payable to banks in the amount of $4.0 million and $21.3 million, respectively, with weighted average interest rates of 12.2% and 11.2%, respectively.
In November 2005, the Company entered into a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement. The Revolver, which expires in November 2010, replaces the Company’s $650.0 million five-year Syndicated Revolving Credit Agreement that was scheduled to expire in June 2007. At December 31, 2005, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At December 31, 2005, $202.0 million of commercial paper was outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital

Ratios, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of December 31, 2005, the Company was in compliance with the agreement governing the Revolver.
FOOTNOTE 10
Long-Term Debt
The following is a summary of long-term debt as of December 31, (in millions):

	2005	2004

Medium-term notes (maturities ranging from 5 to 30 years, average interest rate of 5.68%)	$1,475.0	$1,647.0
Commercial paper (average interest rate of 4.4%)	202.0	—
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	436.7	474.3
Terminated interest rate swaps	24.8	38.3
Other long-term debt	4.0	0.3

Total debt	2,592.5	2,609.9
Current portion of long-term debt	(162.8)	(185.6)

Long-term debt	$2,429.7	$2,424.3

The following table summarizes the Company’s average commercial paper obligations and interest rate for the year ended December 31, (in millions, except percentages):

	2005	2004

- Borrowing	$30.7	$66.3
- Average interest rate	3.5%	1.1%
     The aggregate maturities of long-term debt outstanding are as follows as of December 31, 2005 (in millions):

2006	2007	2008	2009	2010	Thereafter	Total

$162.8	$253.4	$452.0	$252.3	$454.0	$1,018.0	$2,592.5
The medium-term notes, revolving credit agreement (and related commercial paper), preferred debt securities, and junior convertible subordinated debentures are all unsecured.
Preferred Debt Securities: Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility and require redemption of the preferred debt securities. The receivables and preferred debt securities are recorded in the consolidated accounts of the Company. The financing entity may cause the preferred debt securities to be exchanged on September 18, 2006 for a two year floating rate note in an aggregate principal amount equal to the par value of the preferred debt securities plus accrued but unpaid return. Upon the exchange, the financing entity will pay to the preferred debt securities holder, a premium for which the Company has accrued $4.6 million as of December 31, 2005. Because this debt matures in 2008, the entire amount is considered to be long-term debt. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing company with a par value equal to the outstanding principal amount of the note. The preferred debt securities must be retired or redeemed, and any note for which such securities are exchanged must be repaid, before the Company can have access to the financing entity’s receivables. As of December 31, 2005 and 2004, the aggregate amount of outstanding receivables sold under this facility was $746.9 million and $720.9 million, respectively.

Junior Convertible Subordinated Debentures: As of December 31, 2005, the Company fully and unconditionally guarantees 8.3 million shares of 5.25% convertible preferred securities issued by a 100% owned finance subsidiary of the Company, which are callable at 101.050% of the liquidation preference, decreasing over time to 100% by December 2007. Each of these “Preferred Securities” is convertible into 0.9865 of a share of the Company’s common stock, and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share.
The proceeds of the Preferred Securities were invested in $515.5 million of the Company’s 5.25% Junior Convertible Subordinated Debentures (“Debentures”). The Debentures are the sole assets of the subsidiary trust, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. As of December 31, 2005, the Company has not elected to defer interest payments.
In 2005 and 2004, the Company purchased 750,000 and 825,000 shares, respectively, of its Preferred Securities from holders at an average price of $47.075 per share ($35.3 million) and $43.6875 per share ($36.0 million), respectively. In connection with the purchases of these securities, the Company negotiated the early retirement of the corresponding Debentures with the subsidiary trust. The Company accounted for these transactions as an extinguishment of debt resulting in net gains of $1.7 million and $4.4 million in 2005 and 2004, respectively, which were included in Other (income) expense, net.
Terminated Interest Rate Swaps: At December 31, 2005 and 2004, the carrying amount of long-term debt and current maturities thereof includes $24.8 million (of which $12.8 million is classified as current) and $38.3 million, respectively, relating to terminated interest rate swap agreements.
Effective March 9, 2004, the Company terminated an interest rate swap agreement prior to the scheduled maturity date and received cash of $9.2 million. Of this amount, $5.5 million represented the fair value of the swap that was terminated and the remainder represents net interest receivable on the swap. The cash received relating to the fair value of the swap has been included in Other as an operating activity in the Consolidated Statement of Cash Flows. On March 9, 2004, the Company entered into a fixed to floating rate swap that effectively replaced the terminated swap.
FOOTNOTE 11
Derivative Financial Instruments
Interest Rate Risk Management: At December 31, 2005, the Company had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $650.0 million, with a net accrued interest payable of $2.6 million. There is no credit exposure on the Company’s interest rate derivatives at December 31, 2005.
At December 31, 2005, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $285.5 million, with a net accrued interest receivable of $0.8 million. The maturities on these long-term cross currency interest rate swaps range from three to four years.
Foreign Currency Management: The following table summarizes the Company’s forward exchange contracts, long-term cross currency interest rate swaps and option contracts in U.S. dollars by major currency and contractual amount. The “buy” amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant forward exchange contracts, long-term cross currency interest rate swaps and option contracts and their fair values as of December 31, were as follows (in millions):

	2005		2004
	Buy	Sell	Buy	Sell

British Pounds	$272.1	$59.2	$269.9	$66.2
Canadian Dollars	0.9	348.0	2.6	145.4
Euro	60.9	805.2	61.0	516.5
Other	31.7	18.2	29.8	57.8

	$365.6	$1,230.6	$363.3	$785.9

Fair Value	$396.1	$1,248.6	$491.4	$1,004.2

The net loss recognized in 2005 and 2004 for matured natural gas and cash flow forward exchange contracts was $4.5 million and $8.9 million, net of tax, respectively, which was recognized in the Consolidated Statements of Operations. The Company estimates that $0.9 million of losses, net of tax, deferred in accumulated other comprehensive income, will be recognized in earnings in 2006.
See Footnote 19 to the Consolidated Financial Statements for information regarding the termination of a cross currency interest rate swap.
FOOTNOTE 12
Leases
The Company leases manufacturing warehouse and other facilities, real estate, transportation, data processing and other equipment under leases that expire at various dates through the year 2018. Rent expense was $119.5 million, $121.5 million and $112.4 million in 2005, 2004 and 2003, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2005 (in millions):

2006	2007	2008	2009	2010	Thereafter	Total

$90.4	$61.8	$41.3	$29.7	$21.1	$46.6	$290.9
FOOTNOTE 13
Employee Benefit and Retirement Plans
As of December 31, 2005, the Company maintained various non-qualified deferred compensation plans with varying terms. The total liability associated with these plans was $68.1 million and $64.9 million as of December 31, 2005 and 2004, respectively. These liabilities are included in Other Noncurrent Liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $32.8 million and $35.3 million as of December 31, 2005 and 2004, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets.
The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2005 and 2004, the life insurance contracts had a cash surrender value of $76.0 million and $68.9 million, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets. The projected benefit obligation was $79.6 million and $78.2 million at December 31, 2005 and 2004, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts are excluded from the table as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions.”
The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their foreign and domestic employees. Plan benefits are generally based on years of service and/or compensation. The Company’s funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended or foreign statutes to assure that plan assets will be adequate to provide retirement benefits.

The Company’s matching contributions to the contributory 401(k) plans were $15.4 million, $18.7 million and $21.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company uses a September 30th measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	United States		International
	2005	2004	2005	2004

Change in benefit obligation:
Benefit obligation at January 1	$878.8	$860.2	$447.6	$379.2
Service cost	2.2	40.9	7.8	9.4
Interest cost	51.7	54.5	23.5	24.0
Amendments	0.2	—	—	0.6
Actuarial loss (gain)	72.1	(22.8)	70.4	(1.8)
Acquisitions and other	(0.6)	6.8	8.4	24.2
Currency translation	—	—	(55.1)	33.4
Benefits paid from plan assets	(57.7)	(53.2)	(19.5)	(21.2)
Curtailments, settlement costs	(50.3)	(7.6)	(0.6)	(0.2)

Benefit obligation at December 31	$896.4	$878.8	$482.5	$447.6

Change in plan assets:
Fair value of plan assets at January 1	$646.6	$585.6	$303.8	$237.1
Actual return on plan assets	98.5	54.8	45.6	26.9
Acquisitions and other	—	—	3.0	26.2
Contributions	6.3	59.4	43.6	16.1
Currency translation	—	—	(36.6)	22.2
Benefits paid from plan assets	(57.7)	(53.2)	(19.5)	(21.2)
Settlement charges and other	—	—	0.6	(3.5)

Fair value of plan assets at December 31	$693.7	$646.6	$340.5	$303.8

Funded Status:
Funded status at December 31	($202.7)	($232.2)	($142.0)	($143.8)
Unrecognized net loss and other	304.0	321.9	100.7	66.7
Unrecognized prior service cost	14.4	(1.4)	—	0.2

Net amount recognized	$115.7	$88.3	($41.3)	($76.9)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost (1)	$-	$-	$-	$22.6
Intangible asset (1)	9.7	10.6	—	—
Accrued benefit cost (2)	(189.3)	(167.2)	(133.2)	(152.7)
Accumulated other comprehensive loss	295.3	244.9	91.9	53.2

Net amount recognized	$115.7	$88.3	($41.3)	($76.9)

Accumulated benefit obligation	$882.5	$813.5	$471.0	$439.9

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.25%	4.90%	5.71%
Long-term rate of return on plan assets	8.50%	8.50%	6.91%	7.33%
Long-term rate of compensation increase	4.50%	4.50%	3.71%	4.12%
(1) Recorded in Other Assets
(2) Recorded in Other Accrued Liabilities and Other Noncurrent Liabilities

	United States		International

	2005	2004	2005	2004

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.25%	5.71%	5.90%
Long-term rate of return on plan assets	8.50%	8.50%	7.33%	7.57%
Long-term rate of compensation increase	4.50%	4.50%	4.12%	4.18%
Net pension (income) expense includes the following components as of December 31, (in millions):

	United States			International

	2005	2004	2003	2005	2004	2003

Service cost-benefits earned during the year	$2.2	$40.9	$35.1	$7.8	$9.4	$8.8
Interest cost on projected benefit obligation	51.7	54.5	48.4	23.5	24.0	18.0
Expected return on plan assets	(64.6)	(65.8)	(68.4)	(21.0)	(21.5)	(17.3)
Amortization of:
Prior service cost	1.1	(0.4)	(0.2)	—	—	—
Actuarial loss	4.9	5.1	0.1	3.9	1.8	1.6
Curtailment, settlement and special termination benefit costs	(16.5)	0.8	0.5	(0.8)	(1.9)	15.5

Net pension (income) expense	($21.2)	$35.1	$15.5	$13.4	$11.8	$26.6

Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups. The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2005	2004

Change in benefit obligation:
Benefit obligation at January 1	$238.6	$263.8
Service cost	3.8	4.5
Interest cost	13.6	14.2
Actuarial gain	(32.4)	(18.8)
Benefits paid from plan assets	(25.2)	(25.1)
Amendments	(20.3)	—
Curtailments	(4.7)	—

Benefit obligation at December 31	$173.4	$238.6

Funded Status:
Funded status at December 31	($173.4)	($238.6)
Unrecognized net loss and other	2.3	40.7
Unrecognized prior service benefit	(26.0)	(8.2)

Net amount recognized	($197.1)	($206.1)

There are no plan assets associated with the Company’s other postretirement benefit plans. The total accrued benefit cost of these plans is recorded in other accrued liabilities and other non-current liabilities.
The weighted average discount rate at the measurement dates for the Company’s other post-retirement benefit plans is developed using a spot interest yield curve based upon a broad population of corporate bonds rated AA or higher, adjusted to match the duration of each plan’s benefits. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans:

	2005	2004

Discount rate	6.25%	6.25%
Health care cost trend rate	6.00%	6.00%

Other postretirement benefit costs include the following components as of December 31, (in millions):

	2005	2004	2003

Service cost-benefits earned during the year	$3.8	$4.5	$5.0
Interest cost on projected benefit obligation	13.6	14.2	16.2
Amortization of:
Prior service (benefit) cost	(2.4)	(0.6)	0.2
Actuarial loss	1.3	0.6	—

Net postretirement benefit costs	$16.3	$18.7	$21.4

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets are as follows as of December 31, (in millions):

	United States		International

	2005	2004	2005	2004

Projected benefit obligation	($896.4)	($878.8)	($482.5)	($447.2)
Accumulated benefit obligation	($882.5)	($813.5)	($471.0)	($439.5)
Fair value of plan assets	$693.7	$646.6	$340.5	$303.4
In accordance with Financial Accounting Standards Board (FASB) Statement No. 87, “Employers’ Accounting for Pensions,” the Company recorded an additional minimum pension liability adjustment at December 31, 2005. In 2005, the Company recorded a charge to equity of $59.8 million, net of tax. The reduction to stockholders’ equity did not affect net income, but is included in other comprehensive income. The Company believes that its pension plan has the appropriate long-term investment strategy and the Company’s liquidity position is expected to remain strong.
Assumed health care cost trends have been used in the valuation of postretirement benefits. The trend rate is 9% (for retirees under age 65) and 11% (for retirees over age 65) in 2005, declining to 6% for all retirees in 2011 and thereafter.
The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$1.6	($1.4)
Effect on postretirement benefit obligations	$13.0	($12.1)
The Company’s defined benefit pension plan weighted-average asset allocation at December 31, 2005 and 2004, by asset category, are as follows:

	United States		International

	2005	2004	2005	2004

Equity securities	66.3%	65.0%	49.9%	62.5%
Debt securities	23.3%	24.5%	34.8%	34.2%
Real estate	4.4%	4.6%	1.7%	2.2%
Other	6.0%	5.9%	13.6%	1.1%

Total	100.0%	100.0%	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is comprised of a diversified blend of equity, real estate and fixed income investments. Equity investments include large and small market capitalization stocks as well as growth, value and international stock positions. The Company’s common stock comprised zero and $41.1 million of noncontributory pension plan assets at December 31, 2005 and 2004, respectively.
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
In 2005, the Company made a voluntary $25.0 million cash contribution to its foreign pension plans, primarily in the United Kingdom. In 2004, the Company made a voluntary $50.0 million cash contribution to its U.S. defined benefit plan.
Estimated future benefit payments under the Company’s defined benefit pension plans and other post-retirement benefit plans are as follows as of December 31, 2005 (in millions):

	2006	2007	2008	2009	2010	2011-2015

Pension Benefits	$69.4	$69.4	$70.2	$71.2	$72.6	$404.5
Other Postretirement Benefits	18.5	17.2	15.9	14.3	13.5	63.7
The other postretirement benefit payments are net of the annual Medicare Part D subsidy of approximately $20 million beginning in fiscal 2006.
Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost in 2005 of $15.8 million. In conjunction with this action, the Company offered special termination benefits to certain employees who accepted early retirement. The Company replaced the defined benefit pension plan with an additional defined contribution plan, whereby the Company will make additional contributions to the Company sponsored employee’s profit sharing plan. The new defined contribution plan has a five-year cliff-vesting schedule, but allows credit for service rendered prior to the inception of the defined contribution plan. For 2005, the Company recorded $21.4 million in expense for the defined contribution plan. The liability associated with this plan as of December 31, 2005 is $21.4 million and is included in other accrued liabilities on the Consolidated Balance Sheet.
FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31, is shown below (in millions, except per share data):

	2005	2004	2003

Numerator:
Income from continuing operations	$356.4	$70.6	$217.9
Loss from discontinued operations	(105.1)	(186.7)	(264.5)

Net income (loss)	251.3	($116.1)	($46.6)

Denominator:
Denominator for basic earnings per share — weighted-average shares	274.4	274.4	274.1
Dilutive securities (1)	0.5	0.3	0.2
Convertible preferred securities (2)	—	—	—

	2005	2004	2003

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversions	274.9	274.7	274.3

Basic earnings (loss) per share:
Earnings from continuing operations	$1.30	$0.26	$0.79
Loss from discontinued operations	(0.38)	(0.68)	(0.96)

Earnings (loss) per share	$0.92	($0.42)	($0.17)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.30	$0.26	$0.79
Loss from discontinued operations	(0.38)	(0.68)	(0.96)

Earnings (loss) per share	$0.91	($0.42)	($0.17)

(1)
Dilutive securities include “in the money options” and restricted stock awards. The weighted average shares outstanding for 2005, 2004 and 2003 exclude the dilutive effect of approximately 9.6 million, 10.6 million and 9.2 million options, respectively, because such options had an exercise price in excess of the average market value of the Company’s common stock during the respective years.

(2)
The convertible preferred securities are anti-dilutive in 2005, 2004 and 2003 and, therefore, have been excluded from diluted earnings per share. Had the convertible preferred shares been included in the diluted earnings per share calculation, net income would be increased by $14.4 million, $16.2 million and $16.6 million in 2005, 2004 and 2003, respectively, and weighted average shares outstanding would be increased by 8.4 million shares, 9.7 million shares and 9.9 million shares in 2005, 2004 and 2003, respectively.

FOOTNOTE 15
Stockholders’ Equity
In January 2003, the Company completed the sale of 6.67 million shares of its common stock at a public offering price of $30.10 per share pursuant to an effective shelf registration statement that was previously filed with the Securities and Exchange Commission. The net proceeds of $200.1 million were used to reduce the Company’s commercial paper borrowings.
Each share of the Company’s common stock includes a stock purchase right (a “Right”). Each Right will entitle the holder, until the earlier of October 31, 2008 or the redemption of the Rights, to buy the number of shares of common stock having a market value of two times the exercise price of $200.00, subject to adjustment under certain circumstances. The Rights will be exercisable only if a person or group acquires 15% or more of voting power of the Company or announces a tender offer after which it would hold 15% or more of the Company’s voting power. The Rights held by the 15% stockholder would not be exercisable in this situation.
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
The following summarizes the changes in the number of shares of common stock under option, including options to acquire common stock resulting from the conversion of options under pre-merger Rubbermaid option plans (in millions, except exercise prices):

					Weighted
				Weighted	average
		Weighted	Exercisable	Average	fair value of
		Average	at end	Exercise	options granted
	Shares	Exercise Price	of year	Price	during the year

Outstanding at December 31, 2002	11.4	$30	3.4	$32
Granted	2.8	28			$8
Exercised	(0.3)	25
Canceled / expired	(1.6)	31

Outstanding at December 31, 2003	12.3	30	4.4	$31
Granted	3.0	23			$7
Exercised	(0.1)	22
Canceled / expired	(3.7)	30

Outstanding at December 31, 2004	11.5	28	5.0	$30
Granted	3.2	23			$6
Exercised	—	23
Canceled / expired	(1.5)	29

Outstanding at December 31, 2005	13.2	$27	5.8	$29

Options outstanding and exercisable as of December 31, 2005 are as follows (in millions, except exercise prices):

	Options Outstanding			Options Exercisable
Range of		Weighted	Weighted Average		Weighted	Weighted Average
Exercise	Number	Average	Remaining	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life

$19.00 - $24.99	7.4	$23	8.0	1.9	$23	6.1
$25.00 - $29.99	3.1	28	6.2	1.9	28	5.6
$30.00 - $34.99	1.4	32	5.1	1.0	32	4.3
$35.00 - $50.00	1.3	38	4.5	1.0	38	4.0

$19.00 - $50.00	13.2	$27	6.9	5.8	$29	5.3

The Company also grants restricted stock awards to directors and certain employees. Generally, these awards are subject to three-year cliff vesting and pay dividends quarterly. As of December 31, 2005 and 2004, the Company had outstanding restricted stock awards of 1.0 million shares and 0.4 million shares, respectively, none of which are vested. Total compensation expense of $5.7 million and $2.8 million was recorded in 2005 and 2004, respectively related to the restricted shares.
FOOTNOTE 17
Income Taxes
The provision for income taxes consists of the following as of December 31, (in millions):

	2005	2004	2003

Current:
Federal	$27.3	($15.0)	$8.3
State	5.5	5.6	1.6
Foreign	53.6	35.7	33.6

	86.4	26.3	43.5
Deferred	(24.7)	77.7	76.3

	$61.7	$104.0	$119.8

The non-U.S. component of income from continuing operations before income taxes was $151.7 million in 2005, ($167.4) million in 2004 and $53.0 million in 2003.
The components of the net deferred tax asset are as follows as of December 31, (in millions):

	2005	2004

Deferred tax assets:
Accruals not currently deductible for tax purposes	$125.7	$93.8
Postretirement liabilities	70.0	73.4
Inventory reserves	30.9	20.2
Prepaid pension asset	97.6	44.9
Self-insurance liability	10.3	14.5
Foreign net operating losses	206.5	255.1
Other	4.3	30.2

Total gross deferred tax assets	545.3	532.1
Less valuation allowance	(232.6)	(248.3)

Net deferred tax asset after valuation allowance	$312.7	$283.8

Deferred tax liabilities:
Accelerated depreciation	($100.4)	($135.1)
Amortizable intangibles	(59.8)	(38.4)
Other	(5.4)	(6.0)

Total gross deferred liabilities	(165.6)	(179.5)

Net deferred tax asset	$147.1	$104.3

Current net deferred income tax asset	$109.8	$73.8
Noncurrent deferred income tax asset	37.3	30.5

	$147.1	$104.3

At December 31, 2005, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $649.1 million, most of which carryforward without expiration. The potential tax benefits associated with those foreign net operating losses are approximately $206.5 million. The valuation allowance decreased $15.7 million during 2005 to $232.6 million at December 31, 2005. This decrease is primarily due to foreign net operating losses generated during the year which management is uncertain as to the ability to utilize in the future, reduced by foreign net operating losses no longer available for use due to business changes and divestitures.
A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows as of December 31,

	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	0.8	0.8	0.5
Foreign tax credit	(0.4)	(6.0)	(0.3)
Foreign rate differential and other	(4.8)	(8.2)	(0.4)
Resolution of tax contingencies	(17.7)	(9.3)	—
Tax basis differential on goodwill impairment	1.9	47.3	0.7

Effective rate	14.8%	59.6%	35.5%

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At December 31, 2005, the estimated amount of total unremitted non-U.S. subsidiary earnings is $387.0 million.
Resolution of Tax Contingencies
2005
In January 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific deduction included in the Company’s 2003 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. A $58.6 million benefit was recorded in income taxes for 2005 related to this issue. The amount was fully reserved as of December 31, 2004.
In 2005, the statute of limitations on certain tax positions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amounts of $15.3 million.
2004
In 2004, the Company received a refund of $2.9 million from the IRS relating to amounts previously paid and recorded this amount as a reduction to income taxes. Also during 2004, the statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $43.6 million. Accordingly, the impact was recorded as a reduction to income taxes.
In 2004, due to significant restructuring activity and certain changes in the Company’s business model affecting the utilization of net operating loss carryovers, particularly in certain European countries, the valuation allowance on certain net operating losses previously tax-benefited has been increased by $31.0 million. This amount was recorded in income taxes for 2004.
FOOTNOTE 18
Impairment Charges
2005
In 2005, the Company recorded non-cash impairment charges of $34.4 million ($19.5 million goodwill, $12.2 million trademarks and tradenames, and $2.7 million in property, plant and equipment) related to its United Kingdom window fashion business, which is included in the Company’s Home Fashions segment. Restructuring and other investments made in the business in prior years have not resulted in the expected returns. Additionally, the business continues to face economic challenges, as retailers move to a direct product sourcing model. The Company is exploring alternatives for this business. As a result of these factors, management performed the required impairment tests and determined that an impairment charge was required. The Company used the discounted cash flows method to determine the estimated fair market value of the business.

2004
As a result of the impairment testing performed in 2004, the Company recorded non-cash impairment charges of $295.1 million ($273.5 million, net of tax), as follows:

		Other
		Indefinite-	Other
		Lived	Long-
		Intangible	Lived
Segment	Goodwill	Assets	Assets	Total

Cleaning & Organization	$-	$-	$11.3	$11.3
Office Products	138.8	93.8	11.4	244.0
Tools & Hardware	1.5	3.3	2.0	6.8
Home Fashions	8.4	18.9	3.9	31.2
Other	—	—	1.8	1.8

Total	$148.7	$116.0	$30.4	$295.1

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
Office Products
The impairment charge recorded in the Office Products segment was primarily a result of three factors:
•
Prior year restructuring activity related to a European business had not resulted in the expected returns, and management began exploring alternatives for this product line. Accordingly, an impairment charge was recorded to write-down the long-lived assets to fair value (disposal value). The impairment charge recognized on this product line was $80.8 million, of which $8.5 million related to the write-down of property, plant & equipment.

•
In the European business, the Company historically promoted and supported several different businesses in the everyday writing category. In 2004, management developed a plan to consolidate certain businesses in Europe in this category. This new plan resulted from several factors:

•
The Company believes that rationalizing its brands will enable the Company to more effectively allocate capital and other resources. In this regard, the Company is focused on promoting its brands globally and reducing the reliance on local or regional brands.

•	The brand targeted for rationalization had experienced sales declines, especially in 2004, and management believed it has more effective investment opportunities outside of this brand.
As a result of this plan, the Company recognized an impairment charge of $123.1 million related to this product line.
•
Management decided to rationalize several trademarks and tradenames (brands), primarily in the Latin America businesses. The current plan is to reduce the number of brands from 76 to 12 by 2007. As a result of this decision, the Company determined that certain brands that were previously considered to have indefinite lives were impaired. Accordingly, the Company wrote-down these trademarks and tradenames to their fair value and began amortizing these brands over their remaining useful lives (generally three years). The total impairment charge recognized as a result of the decision to rationalize brands was $37.2 million.

The remaining impairment charge recognized in 2004 represents a write-down to fair value of certain other long-lived assets.
Home Fashions
Management decided to rationalize certain trademarks and tradenames (brands), primarily in the United Kingdom home fashions business, in order to focus on promoting more effective brands. As a result of this decision the Company determined that these brands became impaired and accordingly, these trademarks and tradenames, as well as certain associated patents, were written-off. The impairment charge associated with this decision was $17.2 million. Additionally, primarily as a result of an increase from the prior year in the discount rate (risk adjusted rate) used in calculating the enterprises’ fair value, an impairment charge of $8.4 million was recorded on goodwill.
The remaining impairment charge recognized in 2004 represents a write-down to fair value of certain trademarks and tradenames associated with product lines that the Company planned on exiting.
Tools & Hardware / Other
The impairment charge recorded in the Tools & Hardware and Other segments primarily relates to patents that the Company chose to allow to expire and fixed assets that were held for sale, and accordingly, were written-down to fair value.
In 2004, the Company began exploring various options for certain businesses and product lines in the Tools & Hardware segment, including evaluating those businesses for potential sale. As this process progressed, the Company determined that the businesses had a net book value in excess of their fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded an impairment loss to write-down the net assets of these businesses and product lines to fair value.
2003
The Company recognized an impairment charge of $34.5 million, primarily related to the decision to exit certain product lines, most of which were in the Cleaning & Organization segment.
FOOTNOTE 19
Other Nonoperating (Income) Expenses
Total other nonoperating (income) expenses consist of the following as of December 31, (in millions):

	2005	2004	2003
Equity earnings	($0.9)	($0.9)	$-
Minority interest	3.3	2.3	0.4
Currency transaction gain	(0.3)	(1.1)	(2.9)
Gain on disposal of fixed assets	(14.6)	(1.2)	(3.0)
Liquidation of foreign entity (1)	(10.3)	—	—
Loss on sale of businesses (2)	—	—	29.7
Gain on debt extinguishment (3)	(1.7)	(4.4)	—
Other	1.5	2.1	1.4

	($23.0)	($3.2)	$25.6

(1)
In December 2005, the Company liquidated a foreign subsidiary and terminated a cross currency interest rate swap that was designated as a hedge of the Company’s net investment in the subsidiary. In connection with these actions, the Company recognized a net gain of $10.3 million in other income. The cash paid to terminate the swap was reflected in other in the Company’s cash flow from operations.

(2)
The loss on sale of businesses relates primarily to the sale of the Cosmolab business and the German picture frames business. On March 27, 2003, the Company sold its Cosmolab business, a division of the Other segment, and recorded a non-cash loss of $21.2 million. On December 31, 2003, the Company also sold its German frames business, a division of the Home Fashions segment, and recognized a pre-tax loss of $9.2 million. Neither the Cosmolab business nor the German frames business is included in discontinued operations for financial statement purposes.
(3)	See Footnote 10 for further information regarding debt extinguishment.
FOOTNOTE 20
Industry Segment Information
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies and aligning the businesses with the Company’s strategic account management strategy. The Company reports its results in five reportable segments as follows:

Segment	Description of Products

Cleaning & Organization	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home Fashions	Drapery hardware, window treatments
Other	Operating segments that do not meet aggregation criteria, including aluminum and stainless steel cookware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers, and play yards
The Company’s segment results are as follows as of December 31, (in millions):

	2005	2004	2003

Net Sales (1)
Cleaning & Organization	$1,614.6	$1,702.7	$1,848.6
Office Products	1,713.3	1,686.2	1,681.2
Tools & Hardware	1,260.3	1,218.7	1,199.7
Home Fashions	824.0	906.8	901.0
Other	930.3	965.4	984.3

	$6,342.5	$6,479.8	$6,614.8

Operating Income (2)
Cleaning & Organization	$116.9	$100.7	$103.6
Office Products	266.0	261.9	309.6
Tools & Hardware	171.1	181.8	179.3
Home Fashions	22.7	33.0	44.4
Other	98.1	92.0	114.8
Corporate	(46.0)	(39.4)	(30.3)
Impairment Charges	(34.4)	(295.1)	(34.5)
Restructuring Costs	(72.2)	(44.2)	(189.3)

	$522.2	$290.7	$497.6

Depreciation & Amortization
Cleaning & Organization	$73.4	$81.9	$87.0
Office Products	46.7	46.5	40.5
Tools & Hardware	31.7	31.8	31.4
Home Fashions	17.2	19.9	14.9
Other	25.7	29.4	35.9
Corporate	19.1	21.7	19.8

	$213.8	$231.2	$229.5

Capital Expenditures (3)
Cleaning & Organization	$19.9	$25.3	$104.1

	2005	2004	2003

Office Products	24.0	35.6	39.1
Tools & Hardware	18.5	26.7	37.9
Home Fashions	5.9	7.6	24.4
Other	10.3	13.0	27.6
Corporate	1.8	4.1	13.3

	$80.4	$112.3	$246.4

Identifiable Assets
Cleaning & Organization	$793.9	$869.2
Office Products	1,020.0	992.5
Tools & Hardware	735.1	741.9
Home Fashions	412.8	515.3
Other	390.4	420.3
Corporate (4)	3,032.0	2,906.5
Discontinued Operations	61.6	221.1

	$6,445.8	$6,666.8

Geographic Area Information

	2005	2004	2003

Net Sales
United States	$4,537.1	$4,611.1	$4,787.1
Canada	370.6	349.1	351.5

North America	4,907.7	4,960.2	5,138.6
Europe	1,044.4	1,163.6	1,120.1
Central and South America	226.9	200.7	202.8
Other	163.5	155.3	153.3

	$6,342.5	$6,479.8	$6,614.8

Operating Income (2), (5)
United States	$435.9	$435.4	$437.4
Canada	69.3	72.5	67.0

North America	505.2	507.9	504.4
Europe	(25.2)	(215.4)	(37.9)
Central and South America	12.2	(32.9)	4.4
Other	30.0	31.1	26.7

	$522.2	$290.7	$497.6

Property, Plant and Equipment, Net
United States	$705.6	$930.5
Canada	19.1	20.9

North America	724.7	951.4
Europe	164.7	195.9
Central and South America	35.6	37.2
Other	46.1	47.4

	$971.1	$1,231.9

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14%, 15% and 15% of consolidated net sales for the years ended December 31, 2005, 2004 and 2003, respectively, substantially across all divisions. Sales to no other customer exceeded 10% of consolidated net sales for any year.

(2)
Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Capital expenditures associated with discontinued businesses have been excluded.

(4)
Corporate assets primarily include tradenames and goodwill, equity investments and deferred tax assets. Accordingly, the write-down of goodwill and other intangible assets associated with the impairment charge (see Footnote 18 for additional details) have been reflected as reductions in Corporate assets.

(5)	The restructuring and impairment charges have been reflected in the appropriate geographic regions.

FOOTNOTE 21
Litigation and Contingencies
The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company’s products, allegations of infringement of intellectual property, commercial disputes and employment matters as well as environmental matters described below. Some of the legal proceedings include claims for punitive as well as compensatory damages, and certain proceedings purport to be class actions.
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. As a result of the most recent analysis, the Company has product liability reserves of $28.3 million as of December 31, 2005. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
As of December 31, 2005, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
In assessing its environmental response costs, the Company has considered several factors, including the extent of the Company’s volumetric contribution at each site relative to that of other PRPs; the kind of waste; the terms of existing cost sharing and other applicable agreements; the financial ability of other PRPs to share in the payment of requisite costs; the Company’s prior experience with similar sites; environmental studies and cost estimates available to the Company; the effects of inflation on cost estimates; and the extent to which the Company’s, and other parties’, status as PRPs is disputed.
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2005 ranged between $12.8 million and $23.8 million. As of December 31, 2005, the Company had a reserve equal to $15.4 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to four long-term (30 year) operations and maintenance CERCLA matters which are estimated at present value of $5.6 million.
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

As of December 31, 2005, the Company had $96.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2006 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees,” which information is incorporated by reference herein.
Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.
Information regarding compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance Reporting,” which information is incorporated by reference herein.
Information required under this Item with respect to the Company’s Code of Ethics for Senior Financial Officers will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Code of Ethics,” which information is incorporated by reference herein.

Information required under this Item with respect to the audit committee and audit committee financial experts will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Committees — Audit Committee,” which information is incorporated by reference herein.
Information required under this Item with respect to communications between security holders and Directors will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees — Director Nomination Process,” and “Information Regarding Board of Directors and Committees — Communications with the Board of Directors,” which information is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
Information regarding executive compensation will be included in the Proxy Statement under the captions “Election of Directors — Compensation of Directors” and “Executive Compensation,” which information is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this Item will be included in the Proxy Statement under the captions “Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item will be included in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
     Report of Independent Registered Public Accounting Firm
     Consolidated Statements of Operations — Years Ended December 31, 2005, 2004 and 2003
     Consolidated Balance Sheets — December 31, 2005 and 2004
     Consolidated Statements of Cash Flows — Years Ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — Years Ended December 31, 2005, 2004 and 2003
     Footnotes to Consolidated Financial Statements — December 31, 2005, 2004 and 2003
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
     SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(3) The exhibits filed herewith are listed on the Exhibit Index filed as part of this report on Form 10-K. Each management contract or compensatory plan or arrangement of the Company listed on the Exhibit Index is separately identified by an asterisk.
(b) EXHIBIT INDEX

		Exhibit
		Number	Description of Exhibit

Item 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession	2.1	Sale and Purchase Agreement, dated January 12, 2005, by and among the Company and Jardin International Holding BV (incorporated by reference to Exhibit 2.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005).

		2.2	Stock Purchase Agreement, dated as of July 28, 2005, by and between the Company and Esselte AB (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for quarterly period ending September 30, 2005) and Amendment No. 1 to Stock Purchase Agreement, dated as of November 23, 2005 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 23, 2005).

Item 3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

		3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004).

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures	4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001, is included in Item 3.1.

		4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

		4.3	Rights Agreement, dated as of August 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated August 6, 1998, File No. 001-09608), as amended by a First Amendment to Rights Agreement effective as of September 29, 2003, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A, filed October 27, 2003).

		4.4	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8 amending the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992, File No. 001-09608).

Exhibit
		Number	Description of Exhibit

		4.5	Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

		4.6	Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998 (the “1998 Form S-3”)).

		4.7	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003).

4.8	Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 14, 2005).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.	Material Contracts	*10.1	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2002, as amended effective November 9, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and to the Section titled “Amendment to the Management Cash Bonus Plan” of the Company’s Current Report on Form 8-K dated November 9, 2005).

		*10.2	2005 Performance Goals under the Newell Rubbermaid Inc. Management Cash Bonus Plan (incorporated by reference to Exhibit 10.1.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

		*10.3	2006 Performance Goals under the Newell Rubbermaid Inc. Management Cash Bonus Plan (incorporated by reference to the Section titled “Approval of 2006 Performance Goals Under the Bonus Plan” of the Company’s Current Report on Form 8-K dated November 9, 2005).

		*10.4	Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09608).

		*10.5	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

Exhibit
Number	Description of Exhibit

*10.6	Rubbermaid Incorporated 1993 Deferred Compensation Plan (incorporated by reference to Exhibit A of the Rubbermaid Incorporated Proxy Statement for the April 27, 1993 Annual Meeting of Shareholders, File No. 001-04188).

*10.7	Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

*10.8	Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

*10.9	Newell Rubbermaid Inc. 2003 Stock Plan, effective May 7, 2003, as amended May 12, 2004 (incorporated by reference to Exhibit B of the Company’s 2003 Proxy Statement, dated March 24, 2003, and filed with the Securities and Exchange Commission on March 31, 2003 and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

*10.10	Forms of Stock Option Agreement under 2003 Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for year ended December 31, 2004).

*10.11	Forms of Restricted Stock Award Agreement under 2003 Stock Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for year ended December 31, 2004).

*10.12	Form of Performance Share Award Agreement under the 2003 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 9, 2005).

*10.13	2005 Long Term Incentive Plan under the 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for quarterly period ended September 30, 2005).

*10.14	2006 Long Term Incentive Plan under the 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 9, 2005).

*10.15	Newell Rubbermaid Medical Plan for Executives, as amended and restated effective January 1, 2000 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, File No. 001-09608) (terminated as of December 31, 2004).

*10.16	Form of Employment Security Agreement with certain of Company’s Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 10, 2004).

		Exhibit
		Number	Description of Exhibit

		*10.17	Compensation Arrangement for Mark D. Ketchum (incorporated by reference to the Section titled “Compensation Arrangement for Mark D. Ketchum” (except for the last sentence of clause (vi) thereof) of the Company’s Current Report on Form 8-K, dated November 9, 2005).

		*10.18	Stock Option Agreement between the Company and Mark D. Ketchum (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated November 9, 2005).

		*10.19	Confidentiality, Noncompetition and Nonsolicitation Agreement between the Company and Joseph Galli, dated as of February 20, 2004 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004) (terminated effective as of October 16, 2005).

		*10.20	Separation Agreement, dated as of October 16, 2005, between the Company and Joseph Galli, Jr. (incorporated by reference Exhibit 10 to the Company’s Current Report on Form 8-K dated November 22, 2005).

		10.21	Amended and Restated Trust Agreement, dated as of December 12, 1997, among the Company, as Depositor, The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Property Trustee, Chase Manhattan Delaware, as Delaware Trustee, and the Administrative Trustees (incorporated by reference to Exhibit 4.2 to the 1998 Form S-3).

		10.22	Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee, is included in Item 4.6.

		10.23	Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto is included in Item 4.8.

Item 12.		12	Statement of Computation of Earnings to Fixed Charges.

Item 14.		14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule13a-14(a)/15d-14 (a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) , As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		Exhibit
		Number	Description of Exhibit

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant

By	/s/ J. Patrick Robinson
Title	Vice President — Chief Financial Officer
Date	February 16, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 16, 2006 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark D. Ketchum	President, Chief Executive Officer and Director
Mark D. Ketchum

/s/ J. Patrick Robinson	Vice President — Chief Financial Officer
J. Patrick Robinson

/s/ Ronald L. Hardnock	Vice President — Corporate Controller
Ronald L. Hardnock

/s/ William D. Marohn	Chairman of the Board and Director
William D. Marohn

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Michael T. Cowhig	Director
Michael T. Cowhig

/s/ Elizabeth Cuthbert Millett	Director
Elizabeth Cuthbert Millett

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Allan P. Newell	Director
Allan P. Newell

/s/ Gordon R. Sullivan	Director
Gordon R. Sullivan

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

	Balance at		Charges to		Balance at
	Beginning		Other		End of
(In millions)	of Period	Provision	Accounts (1)	Write-offs (2)	Period

Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2005	$59.4	$77.7	$ 0.2	($92.7)	$44.6
Year ended December 31, 2004	62.8	99.0	(0.9)	(101.5)	59.4
Year ended December 31, 2003	83.6	86.9	0.3	(108.0)	62.8

(1)	Represents recovery of accounts previously written off, currency translation adjustments and net reserves of acquired or divested businesses.
(2)	Represents accounts written off during the year and cash discounts taken by customers.

	Balance at				Balance at
	Beginning				End of
(In millions)	of Period	Provision	Write-offs	Other (3)	Period

Inventory Reserves:
Year ended December 31, 2005	$ 89.1	$70.7	($74.6)	$2.0	$87.2
Year ended December 31, 2004	95.9	80.4	(87.2)	—	89.1
Year ended December 31, 2003	116.2	47.9	(70.0)	1.8	95.9

(3)	Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.