Form 10-Q
period 2006-03-31
NEWELL RUBBERMAID INC
filed 2006-05-02
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2006
Commission File Number 1-9608
NEWELL RUBBERMAID INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10 B Glenlake Parkway, Suite 300
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

Large Accelerated Filer /x/	Accelerated Filer / /	Non-Accelerated Filer / /
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /	No /x/
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2006: 276.8 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Net sales	$1,484.8	$1,363.1
Cost of products sold	1,026.0	988.4

GROSS MARGIN	458.8	374.7
Selling, general and administrative expenses	346.9	297.6
Impairment charges	50.9	—
Restructuring costs	29.8	5.9

OPERATING INCOME	31.2	71.2

Nonoperating expenses:
Interest expense, net	33.7	30.8
Other expense (income), net	3.1	(2.3)

Net nonoperating expenses	36.8	28.5

(LOSS) INCOME BEFORE INCOME TAXES	(5.6)	42.7
Income tax benefit	(62.0)	(46.7)

INCOME FROM CONTINUING OPERATIONS	56.4	89.4
Loss from discontinued operations, net of tax	(1.6)	(52.8)

NET INCOME	$54.8	$36.6

Weighted average shares outstanding:
Basic	274.5	274.4
Diluted	275.0	274.9

Earnings (Loss) per share:
Basic —
Income from continuing operations	$0.21	$0.33
Loss from discontinued operations	(0.01)	(0.19)

Net income per common share	$0.20	$0.13

Diluted —
Income from continuing operations	$0.21	$0.33
Loss from discontinued operations	(0.01)	(0.19)

Net income per common share	$0.20	$0.13

Dividends per share	$0.21	$0.21

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$176.1	$115.5
Accounts receivable, net	1,043.4	1,202.7
Inventories, net	997.6	875.9
Deferred income taxes	105.1	109.8
Prepaid expenses and other	130.2	113.4
Current assets of discontinued operations	—	55.5

TOTAL CURRENT ASSETS	2,452.4	2,472.8

PROPERTY, PLANT AND EQUIPMENT, NET	929.1	971.1

DEFERRED INCOME TAXES	—	37.3

GOODWILL	2,373.3	2,354.7

OTHER INTANGIBLE ASSETS, NET	424.6	418.3

OTHER ASSETS	190.1	185.5

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	6.1

TOTAL ASSETS	$6,369.5	$6,445.8

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in millions, except par value)

	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$605.9	$647.3
Accrued compensation	113.0	155.0
Other accrued liabilities	643.7	719.5
Income taxes payable	—	82.5
Notes payable	2.3	4.0
Current portion of long-term debt	411.4	162.8
Current liabilities of discontinued operations	—	26.4

TOTAL CURRENT LIABILITIES	1,776.3	1,797.5

LONG-TERM DEBT	2,325.9	2,429.7

OTHER NONCURRENT LIABILITIES	609.2	573.4

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	2.0

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares,
800.0 at $1.00 par value	290.3	290.2
Outstanding shares:
2006 - 290.3
2005 - 290.2
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2006 - 15.7
2005 - 15.7
Additional paid-in capital	461.1	453.0
Retained earnings	1,535.0	1,538.3
Accumulated other comprehensive loss	(216.7)	(226.7)

TOTAL STOCKHOLDERS’ EQUITY	1,658.1	1,643.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,369.5	$6,445.8

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income	$54.8	$36.6
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	53.5	53.9
Deferred income taxes	32.8	10.8
Impairment charges	50.9	—
Noncash restructuring costs	17.9	3.2
Loss (gain) on sale of assets/debt extinguishment	1.4	(3.7)
Stock-based compensation expense	6.9	1.3
Loss on disposal of discontinued operations	1.6	49.1
Other	(3.3)	(3.4)
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	168.2	173.1
Inventories	(115.4)	(121.7)
Accounts payable	(44.8)	(26.8)
Accrued liabilities and other	(236.2)	(130.1)
Discontinued operations	—	13.2

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(11.7)	55.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(23.2)	(30.3)
Capital expenditures	(25.3)	(23.1)
Disposals of noncurrent assets and sale of businesses	29.8	12.9

NET CASH USED IN INVESTING ACTIVITIES	(18.7)	(40.5)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	148.3	1.9
Payments on notes payable and long-term debt	(1.9)	(31.1)
Cash dividends	(58.2)	(58.0)
Proceeds from exercised stock options and other	2.0	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	90.2	(87.2)

Exchange rate effect on cash and cash equivalents	0.8	(3.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60.6	(75.8)

Cash and cash equivalents at beginning of year	115.5	505.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$176.1	$429.8

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
Stock Based Compensation: Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock based compensation expense for all awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option-vesting term of five years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Footnote 12 to the Consolidated Financial Statements (Unaudited) for further discussion on stock-based compensation.
Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation and to reflect discontinued operations. See Footnote 3 for a discussion of discontinued operations.
Footnote 2 — Acquisition of Business
On November 23, 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte. The Company has preliminarily allocated the purchase price of $706 million to the identifiable assets. The Company has not yet obtained all information, including, but not limited to, final independent appraisals required to complete the purchase price allocation. The final allocation is expected to be completed in the second quarter of 2006. The initial purchase price allocation was based on preliminary data and management’s estimates at the date of acquisition as follows (in millions):

Current assets	$30.2
Property, plant & equipment, net	23.3
Goodwill	623.7
Other assets	109.5

Total assets	$786.7

Current liabilities	$35.9
Long-term deferred tax liabilities	41.5
Other long-term liabilities	3.3

Total liabilities	$80.7

The transaction summarized above was accounted for as a purchase and the results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. The acquisition costs were allocated to the fair value of the assets acquired and liabilities assumed.
The unaudited consolidated results of operations on a pro forma basis, as though the 2005 acquisition of DYMO had been completed on January 1, 2005, are as follows for the quarter ended March 31, 2005 (in millions, except per share amounts):

Net sales	$1,422.0
Income from continuing operations	$95.3
Net income	$42.5

Basic earnings per share
Income from continuing operations	$0.35
Net income	$0.16

Diluted earnings per share
Income from continuing operations	$0.35
Net income	$0.15
These pro forma financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that are expected to result from integration.
Footnote 3 — Discontinued Operations
The following table summarizes the results of the discontinued operations for the three months ended March 31, (in millions):

	2006	2005
Net sales	$–	$67.6

Loss from operations, net of income tax expense of $0.2 for the three months ended March 31, 2005	$–	($3.7)
Loss on disposal, net of income tax benefit of zero for the three months ended March 31, 2006 and 2005	(1.6)	(49.1)

Loss from discontinued operations, net of tax	($1.6)	($52.8)

No amounts related to interest expense have been allocated to discontinued operations.
2006
In October 2005, the Company entered into an agreement for the intended sale of its European Cookware business. The Company completed this divestiture on January 1, 2006. This business included the brands Pyrex® (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only) and

Vitri® and was previously included in the Company’s Other segment. In the first quarter of 2006, the Company recorded an additional net loss of $1.6 million upon completion of the sale.
2005
In January 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. In June 2005, the Company completed the sale of its Curver business. The Curver business included the Company’s European indoor organization and home storage division and was previously reported in the Cleaning & Organization segment.
In connection with this transaction, the Company recorded a non-cash loss on disposal related to the sale of $62.0 million, net of tax, in 2005, including $49.1 million, net of tax, in the first three months of 2005. The first quarter 2005 non-cash loss is reported in the table above as the loss on disposal of discontinued operations.
Footnote 4 — Goodwill Impairment Charges
In the first quarter of 2006, the Company began exploring various options for certain businesses in the Home Fashions segment. In connection with this evaluation of alternatives, the Company obtained a better indication of the fair value of the businesses and determined that these businesses had a net book value in excess of their fair values. Due to the apparent decline in value, the Company conducted an impairment test in the first quarter and recorded a $50.9 million impairment loss to write-off the goodwill of the businesses.
Footnote 5 — Restructuring Costs
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a three-year restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions, and to allow the Company to increase investment in new product development, brand building and marketing. The Plan includes the closure of approximately one-third of the Company’s 80 manufacturing facilities (as of September 2005), optimizing the Company’s geographic footprint. During the first quarter 2006, the Company announced the closure of 12 facilities. To date, the Company has recorded $81.1 million of charges related to Project Acceleration.
The Plan is expected to result in cumulative restructuring charges totaling between $350 million and $400 million ($295 million — $340 million after tax), with between $170 million and $200 million ($145 million — $170 million after tax) to be incurred in 2006. Approximately 60% of the charges are expected to be cash charges. Annualized savings are projected to exceed $120 million upon conclusion of the program in 2008 with expected savings of approximately $50 million in 2007.
The following table shows the restructuring costs recognized for restructuring activities for the three months ended March 31 (in millions):

	2006	2005
Facility and other exit costs	$17.1	$3.4
Employee severance and termination benefits	11.3	1.4
Exited contractual commitments and other	1.4	1.1

Restructuring costs	$29.8	$5.9

The facility and other exit costs are primarily related to the impairment of assets associated with vacated facilities and future minimum lease payments.
A summary of the Company’s restructuring reserves for the three months ended March 31, is as follows (in millions):

	2006	2005
Balance as of January 1,	$–	$26.0
Restructuring costs (provision)	29.8	5.9
Costs incurred	(19.2)	(13.0)

Balance as of March 31,	$10.6	$18.9

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. Cash paid for restructuring activities was $1.3 million and $9.2 million for the three months ended March 31, 2006 and 2005, respectively.
Footnote 6 — Inventories
Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserves, were as follows (in millions):

	March 31,	December 31,
	2006	2005
Materials and supplies	$213.5	$180.1
Work in-process	184.6	175.6
Finished products	599.5	520.2

	$997.6	$875.9

Footnote 7 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	March 31,	December 31,
	2006	2005
Medium-term notes	$1,475.0	$1,475.0
Commercial paper	350.0	202.0
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	21.5	24.8
Other long-term debt	4.1	4.0

Total Debt	2,737.3	2,592.5
Current portion of long-term debt	(411.4)	(162.8)

Long-Term Debt	$2,325.9	$2,429.7

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension expense (income) for the three months ended March 31, (in millions):

	United States		International
	2006	2005	2006	2005
Service cost-benefits earned during the period	$0.7	$0.5	$1.8	$2.1
Interest cost on projected benefit obligation	12.8	12.9	5.9	6.2
Expected return on plan assets	(14.9)	(16.3)	(5.9)	(5.6)
Amortization of:
Prior service cost	0.3	0.3	—	—
Actuarial loss	2.0	1.2	1.2	1.0
Curtailment & special termination benefit gains	—	(16.7)	—	—

Net pension expense (income)	$0.9	($18.1)	$3.0	$3.7

Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost of $15.8 million in the three months ended March 31, 2005. The Company replaced the defined benefit pension plan with an additional defined contribution plan, whereby the Company will make additional contributions to the Company sponsored employees’ profit sharing plan. The Company recorded $5.3 million and $5.1 million in expense for the defined contribution plan for the three months ended March 31, 2006 and 2005, respectively. During the first quarter of 2006, the Company paid $20.9 million to fund the prior year liability associated with the defined contribution plan.
The following table presents the components of the Company’s other postretirement benefits expense for the three months ended March 31, (in millions):

	2006	2005
Service cost-benefits earned during the period	$0.6	$0.9
Interest cost on projected benefit obligation	2.5	3.7
Amortization of:
Prior service cost	(0.6)	(0.1)
Actuarial loss	—	0.3

Net other postretirement benefits expense	$2.5	$4.8

Footnote 9 — Income Taxes
During the first quarter of 2006, the Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million. Additionally, the effective tax rate was impacted by the non-deductibility associated with the Company’s impairment charge of $50.9 million recorded in the first quarter of 2006.
In January 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific deduction included in the Company’s 2003 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in an affirmative resolution in late January 2005. As a result, the Company recorded a $58.6 million benefit in income taxes for the three months ended March 31, 2005. The amount was fully reserved as of December 31, 2004.
Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share for the three months ended March 31, is shown below (in millions, except per share data):

	2006	2005
Numerator:
Income from continuing operations	$56.4	$89.4
Loss from discontinued operations	(1.6)	(52.8)

Net income	$54.8	$36.6

Denominator:
Denominator for basic earnings per share — weighted-average shares	274.5	274.4
Dilutive securities (1)	0.5	0.5
Convertible preferred securities (2)	—	—

Denominator for diluted earnings per share	275.0	274.9

Basic earnings (loss) per share:
Earnings from continuing operations	$0.21	$0.33
Loss from discontinued operations	(0.01)	(0.19)

Earnings per share	$0.20	$0.13

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.21	$0.33
Loss from discontinued operations	(0.01)	(0.19)

Earnings per share	$0.20	$0.13

(1)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for the three months ended March 31, 2006 and March 31, 2005 exclude the dilutive effect of approximately 13.4 million and 12.7 million stock options, respectively, because such options were anti-dilutive.

(2)
The convertible preferred securities are anti-dilutive for the three months ended March 31, 2006 and 2005, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million and $3.8 million for the three months ended March 31, 2006 and 2005, respectively, and weighted-average shares outstanding would have increased by 8.3 million shares and 8.5 million shares for the three months ended March 31, 2006 and 2005, respectively.

Footnote 11 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains on derivative instruments and minimum pension liability adjustments.
The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain	Gain	Liability	Loss
Balance at December 31, 2005	$12.8	$6.8	($246.3)	($226.7)
Current year change	9.0	1.0	—	10.0

Balance at March 31, 2006	$21.8	$7.8	($246.3)	($216.7)

Comprehensive income amounted to the following for the three months ended March 31, (in millions):

	2006	2005
Net income	$54.8	$36.6
Foreign currency translation gain (loss)	9.0	(23.2)
After-tax derivatives hedging gain	1.0	4.4

Comprehensive income	$64.8	$17.8

Footnote 12 – Stock-Based Compensation
The Company offers stock-based compensation to its employees that include stock options and restricted share awards as follows:
Stock Options
The Company’s stock plans include plans adopted in 1993 and 2003 as well as the Rubbermaid plan assumed in the merger. The Company issues both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years and generally vest over five years.
Restricted Stock
Restricted stock awards are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest three years from the date of grant. Prior to vesting, ownership of the shares cannot be transferred. The restricted stock has the same dividend and voting rights as the common stock. The Company expenses the cost of these awards ratably over the vesting period.
Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Under APB 25, the Company generally recognized compensation expense only for restricted stock. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.
For the three months ended March 31, 2006, the Company recognized $6.9 million in stock-based compensation expense compared to $1.3 million for the three months ended March 31, 2005.
The following table highlights the expense related to share-based payment for the periods ended March 31:

	2006	2005
Stock options	$4.0	$—
Restricted shares	2.9	1.3

Stock-based compensation	$6.9	$1.3

Stock-based compensation, net of income tax benefit of $2.1 million and $0.4 million for the three months ended March 31, 2006 and 2005, respectively	$4.8	$0.9

In 2006, the Company modified its stock-based compensation by expanding the number of employees receiving restricted shares. The net impact was to reduce the amount of annual options granted and increase the annual restricted stock awards. For the year ending December 31, 2006, the Company expects to recognize approximately $15 million to $20 million, pre-tax, in additional stock-based compensation expense over 2005 as a result of the adoption of SFAS 123(R) and the modification of its stock-based compensation plan described above.
The following table is a reconciliation of the Company’s net income and earnings per share to pro forma net income and pro forma earnings per share for the three months ended March 31, 2005 as if the Company had adopted the provisions of SFAS 123 to options granted under the Company’s stock option plans (in millions, except per share data):

Net income:
As reported	$36.6
Fair value option expense	(2.8)

Pro forma	$33.8

Basic income per share:
As reported	$0.13
Pro forma	0.12
Diluted income per share:
As reported	$0.13
Pro forma	0.12
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three months ended March 31, as follows:

	2006	2005
Weighted-average fair value of grants	$7	$6
Risk-free interest rate	4.6%	3.9%
Dividend yield	3.0%	3.0%
Expected volatility	33%	33%
Expected life (in years)	6.5	6.5
The Company utilized its historic experience to estimate the expected life of the options and volatility.

The following summarizes the changes in the number of shares of common stock under option, including options to acquire common stock resulting from the conversion of options under pre-merger Rubbermaid option plans for the three months ended March 31, 2006 (shares in millions):

					Weighted
					Average
		Weighted		Weighted	Remaining	Aggregate
		Average		Average	Contractual	Intrinsic
		Exercise		Exercise	Term	Value
	Shares	Price	Exercisable	Price	(in years)	(in millions)
Outstanding at December 31, 2005	13.2	$27	5.8	$29	6.9
Granted	2.5	24
Exercised	(0.1)	23
Canceled / expired	(0.6)	27

Outstanding at March 31, 2006	15.0	$26	6.3	$28	7.2	$19

Vested and expected to vest at March 31, 2006	13.9	$26			7.2	$18

Exercisable at March 31, 2006					5.4	$5

The weighted average fair value of options granted during the first quarter of 2006 was $7 per share.
The following table summarizes the changes in the number of shares of restricted stock for the three months ended March 31, 2006 (shares in millions):

		Weighted-
		average grant
	Shares	date fair value
Outstanding at December 31, 2005	1.0	$23
Granted	1.3	24
Vested	—	—
Canceled	(0.1)	(24)

Outstanding at March 31, 2006	2.2	$23

Vested and expected to vest at March 31, 2006	1.9	$23

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of March 31, 2006 (in millions):

		Weighted Average Remaining
	Unearned	Period of Expense
	Compensation	Recognition (in months)
Stock options	$52.0	30
Restricted stock	41.7	18

Total	$93.7

Footnote 13 — Industry Segments
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
The Company has updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the Cleaning & Organization segment, now reported in the Other segment for all periods presented. The decision to realign these businesses, which include the European Little Tikes and Graco businesses, is consistent with the Company’s move from a regional management structure to a global business unit structure. The Company’s segment results are as follows (in millions):

	Three Months Ended
	March 31,
	2006	2005
Net Sales (1)
Cleaning & Organization	$333.1	$300.4
Office Products	390.8	332.8
Tools & Hardware	276.8	276.4
Home Fashions	196.1	198.3
Other	288.0	255.2

	$1,484.8	$1,363.1

Operating Income (2)
Cleaning & Organization	$21.3	$12.4
Office Products	32.3	33.5
Tools & Hardware	33.1	26.7
Home Fashions	12.9	(4.5)
Other	29.9	18.5
Corporate	(17.6)	(9.5)
Impairment charges	(50.9)	—
Restructuring costs	(29.8)	(5.9)

	$31.2	$71.2

Identifiable Assets	March 31, 2006	March 31, 2005
Cleaning & Organization	$712.3	$737.4
Office Products	1,119.0	1,020.0
Tools & Hardware	734.6	735.1
Home Fashions	406.6	412.8
Other	426.4	446.9
Corporate (3)	2,970.6	3,032.0
Discontinued operations	—	61.6

	$6,369.5	$6,445.8

Geographic Area Information

	Three Months Ended
	March 31,
	2006	2005
Net Sales
United States	$1,064.8	$954.7
Canada	83.3	72.2

North America	1,148.1	1,026.9
Europe	248.3	257.5
Central and South America	47.4	41.6
All other	41.0	37.1

	$1,484.8	$1,363.1

Operating Income (4)
United States	$70.3	$64.0
Canada	12.6	10.7

North America	82.9	74.7
Europe	(55.3)	(8.4)
Central and South America	(3.8)	(0.2)
All other	7.4	5.1

	$31.2	$71.2

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated net sales in the three months ended March 31, 2006 and 2005. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate assets primarily include goodwill, trade names and deferred tax assets.

4)	The restructuring costs have been reflected in the appropriate geographic regions for all periods presented.
Footnote 14 — Contingencies
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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Company remains committed to investing in strategic brands and new product development, strengthening its portfolio of businesses, reducing its supply chain costs and streamlining non-strategic selling, general and administrative expenses (SG&A). The Company will continue to make investments in advertising, promotion, new product development and brand building activities in its “Invest” businesses, which encompass the Company’s high-potential, high margin brands, while taking action to improve profitability in “Fix” businesses, which encompass many of the Company’s low margin product lines.
The Company defines Invest businesses as those having high margin opportunity and the ability to generate growth through innovative new products and investments in brand building and marketing. Invest businesses are generally meeting or exceeding the company’s minimum financial targets and collectively generate above average operating income margins. Fix businesses are characterized by the Company as having various challenges and unacceptable profitability. Management’s primary focus for Fix businesses is to take significant actions to improve profitability. Currently, the Company classifies Rubbermaid Home Products, Home Fashions and Little Tikes as Fix businesses.
In late February 2006, a revised strategy and key imperatives were communicated to the Company’s management team. The tenets of the strategy include building Brands That Matter, creating scale advantages through horizontal integration, commercializing innovation across the enterprise and creating a structure for business globalization.
Consumer-Meaningful Brands: The Company is moving from its historical focus on creating competitive advantage in manufacturing and distributing products, to excellence in innovating and marketing brands. Consumer meaningful brands create more value than products alone, and big brands provide the Company with the economies of scale that can be leveraged in today’s marketplace. In the quarter, the Company made slightly more than $20 million of incremental strategic investments in advertising, promotion and research and development, particularly on brands like Calphalon®, Graco®, Goody®, LENOX®, IRWIN®, Sharpie® and DYMO®. The integration of DYMO into the office products business remains on schedule and the Company is pleased with its performance. The Company also initiated a consulting and training partnership with one of the largest worldwide creative and media agencies. The objective is to create best-in-class branding capabilities across the Company. The first step is to understand the brand vitality of the Company’s 16 largest brands using a common set of metrics. The Company will then integrate this understanding into its ongoing processes for product innovation, competitive analysis, strategic planning and brand marketing.
Horizontal Integration: The Company is exploring ways to best leverage its common functional capabilities such as Human Resources, Information Technology, Supply Chain and Finance to improve efficiency and reduce costs. This broad reaching initiative already includes projects such as the corporate consolidation of the distribution and transportation function, and aggregating Company-wide purchasing efforts including both direct and indirect materials and services. During the quarter, the Company also streamlined the structure of our Tools & Hardware segment to create a more effective organization and leverage scale efficiencies. The Company also began the process of creating shared services for the European businesses and is evaluating expanding the scope of shared services in the United States. The most important benefit of horizontal integration is that the cost savings from these initiatives will free up money for investment in innovation and brand building.
Invest in Innovation: The Company has broadened its definition of innovation beyond product invention. The Company will define innovation as the successful commercialization of invention. Innovation must be more than product development. It is a rigorous process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, understanding how and where to create awareness and trial, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation, and it will continue to build on this competency.

Globalization: The Company is expanding from a U.S.-centric business model to one that includes international growth as an increasing focus. The Company is working hard to get the structure right for the future. For example, the Office Products businesses have been reorganized to operate across product lines that can target global consumer acceptance. This past quarter, the Company also aligned the Graco and Little Tikes businesses under a global business unit structure, reporting under the Home & Family Products group (included in the “Other” segment), rather than by geographic location. This realignment positions the businesses to leverage research and development, branding, marketing and innovation on a global basis.
2006 will be a transformational year for the Company, on the multi-year journey to becoming an integrated, innovative branding and marketing company. The Company is making the necessary investments now for the long-term success of its business.
Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended March 31,
	2006		2005
Net sales	$1,484.8	100.0%	$1,363.1	100.0%
Cost of products sold	1,026.0	69.1	988.4	72.5

Gross margin	458.8	30.9	374.7	27.5
Selling, general and administrative expenses	346.9	23.4	297.6	21.8
Impairment charges	50.9	3.4	—	—
Restructuring costs	29.8	2.0	5.9	0.4

Operating income	31.2	2.1	71.2	5.2
Nonoperating expenses:
Interest expense, net	33.7	2.3	30.8	2.3
Other expense (income), net	3.1	0.2	(2.3)	(0.2)

Net nonoperating expenses	36.8	2.5	28.5	2.1

(Loss) income from continuing operations before income taxes	(5.6)	(0.4)	42.7	3.1
Income tax benefit	(62.0)	(4.2)	(46.7)	(3.4)

Income from continuing operations	56.4	3.8	89.4	6.6
Loss from discontinued operations, net of tax	(1.6)	(0.1)	(52.8)	(3.9)

Net income	$54.8	3.7%	$36.6	2.7%

Three Months Ended March 31, 2006 vs. Three Months Ended March 31, 2005
Consolidated Operating Results:
Net sales for the three months ended March 31, 2006 were $1,484.8 million, representing an increase of $121.7 million, or 8.9%, from $1,363.1 million in the comparable quarter of 2005. Excluding sales related to the DYMO acquisition, sales were up $65 million or 4.8%, driven primarily by core sales increases and favorable pricing, partially offset by a negative foreign currency translation adjustment of $17 million.
The Company’s Invest businesses generated a 4.9% improvement in sales for the first quarter of 2006 versus the comparable quarter of 2005, led by double-digit growth in the Calphalon, Graco, Goody and Rubbermaid Commercial Products businesses, along with high single-digit growth in the Rubbermaid Food business and IRWIN and LENOX branded tool businesses. Excluding the sales related to the DYMO acquisition of $55.9 million, sales in the Office Products segment were up approximately 1% in the quarter. These increases were partially offset by a double-digit decline in the consumer electronic tools business as that product line nears the end of its life cycle.

Net sales of the businesses the Company classifies as Fix increased by 4.8% due to double-digit growth in the Levolor and Rubbermaid Home Products businesses, partially offset by lower sales in our European Window Fashion business.
Gross margin, as a percentage of net sales, in the first quarter of 2006 was 30.9%, or $458.8 million, versus 27.5%, or $374.7 million, in the comparable quarter of 2005. The increase in gross margin is a result of strong productivity, favorable pricing, and favorable mix, more than offsetting the impact of raw material inflation.
SG&A expenses in the first quarter of 2006 were 23.4% of net sales, or $346.9 million, versus 21.8%, or $297.6 million, in the comparable quarter of 2005. The primary drivers of the increase were additional strategic advertising and promotional investments in the Rubbermaid Commercial Products, Tools & Hardware, Calphalon, Graco and Office Products businesses and the impact of the DYMO acquisition. Also contributing to the increase were the impact of stock option accounting and the non-repeating pension curtailment benefit recognized in 2005.
In the first quarter of 2006, the Company began exploring various options for certain businesses in the Home Fashions segment. In connection with this evaluation of alternatives, the Company obtained a better indication of the fair value of the businesses and determined that these businesses had a net book value in excess of their fair values. Due to the apparent decline in value, the Company conducted an impairment test in the first quarter and recorded a $50.9 million impairment loss to write-off the goodwill of the businesses.
In the first quarter of 2006, the Company recorded $29.8 million in restructuring charges related to Project Acceleration. Project Acceleration remains on track, and the Company announced the closure of 12 facilities in the first quarter of 2006, in line with expectations. The Company continues to expect cumulative charges of $350 to $400 million, approximately 60% of which will be cash charges, over the life of the initiative. Annualized savings are projected to exceed $120 million upon completion of the project with an approximate $50 million benefit expected in 2007 and the remainder in 2008. In the first quarter of 2005, the Company recorded restructuring costs of $5.9 million. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income in the first quarter of 2006 was $31.2 million, or 2.1% of net sales, versus $71.2 million, or 5.2%, in the comparable quarter of 2005. The change in operating income is the result of the factors described above.
Net nonoperating expenses in the first quarter of 2006 were 2.5% of net sales, or $36.8 million, versus 2.1% of net sales, or $28.5 million, in the comparable quarter of 2005. The increase in net nonoperating expenses is mainly attributable to an increase in net interest expense as a result of the DYMO acquisition and rising interest rates.
The effective tax rate was (1,107.1)% in the first quarter of 2006 versus (109.4)% in the first quarter of 2005. The change in the effective tax rate is primarily related to the $78.0 million income tax benefit recorded in 2006 as a result of the reorganization of certain of the Company’s non-U.S. subsidiaries compared to the net income tax benefit of $58.6 million recorded in 2005 as a result of favorable resolution of a tax contingency. The tax benefits increased earnings per share by $0.28 in 2006 and $0.21 in 2005. See Footnote 9 to the Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the first quarter of 2006 was $56.4 million, compared to $89.4 million in the first quarter of 2005. Diluted earnings per share from continuing operations were $0.21 in the first quarter of 2006 compared to $0.33 in the first quarter of 2005.
The loss from discontinued operations was $1.6 million and $52.8 million for the three months ended March 31, 2006 and 2005, respectively. The loss on disposal of discontinued operations for the first quarter of 2006 was $1.6 million, net of tax, compared to $49.1 million, net of tax, in the first quarter of 2005. The 2006 loss related to the disposal of the Cookware Europe business, while the 2005 loss related to the disposal of the Curver business. Diluted loss per share from discontinued operations was $0.01 in the first quarter of 2006 compared to $0.19 in the first quarter of 2005. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.

Net income for the first quarter of 2006 was $54.8 million, compared to $36.6 million in the first quarter of 2005. Diluted earnings per share were $0.20 in the first quarter of 2006 compared to $0.13 in the first quarter of 2005.
Business Group Operating Results:
Net sales by reportable segment were as follows for the three months ended March 31, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$333.1	$300.4	10.9%
Office Products	390.8	332.8	17.4
Tools & Hardware	276.8	276.4	0.1
Home Fashions	196.1	198.3	(1.1)
Other	288.0	255.2	12.9

Total Net Sales (1)	$1,484.8	$1,363.1	8.9%

Operating income (loss) by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$21.3	$12.4	71.8%
Office Products	32.3	33.5	(3.6)
Tools & Hardware	33.1	26.7	24.0
Home Fashions	12.9	(4.5)	386.7
Other	29.9	18.5	61.6
Corporate Costs (2)	(17.6)	(9.5)	(85.2)
Impairment Charges	(50.9)	—	(100.0)
Restructuring Costs (3)	(29.8)	(5.9)	(405.1)

Total Operating Income (4)	$31.2	$71.2	(56.2%)

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated net sales in the three months ended March 31, 2006 and 2005, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs, including stock-based compensation, that are not allocated to a particular segment.

(3)	Restructuring costs have been presented separately in this table. For additional information refer to Footnote 5 to the Consolidated Financial Statements (Unaudited).

(4)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis.

Cleaning & Organization
Net sales for the first quarter of 2006 were $333.1 million, an increase of $32.7 million, or 10.9%, from $300.4 million in the first quarter of 2005, driven by double-digit growth in the Rubbermaid Commercial Products and Rubbermaid Home businesses and high single-digit growth in the Rubbermaid Food business. The first quarter sales growth in the Rubbermaid Food and Rubbermaid Home businesses benefited from relatively easy comparisons as sales in the first quarter of 2005 were suppressed by product line exits and pricing actions required to offset raw material inflation.
Operating income for the first quarter of 2006 was $21.3 million or 6.4% of sales, an increase of $8.9 million, or 71.8%, from $12.4 million in the first quarter of 2005. The increase in operating income is a result of the sales increase and favorable mix, partially offset by raw material inflation and increased SG&A in the Rubbermaid Commercial Products business.

Office Products
Net sales for the first quarter of 2006 were $390.8 million, an increase of $58.0 million, or 17.4%, from $332.8 million in the first quarter of 2005. The increase was primarily due to the DYMO acquisition with sales of $55.9 million, partially offset by unfavorable currency translation. Excluding the impact of DYMO, sales were up about 1%. From a product perspective, double-digit growth in markers and mid single-digit growth in everyday writing were partially offset by declines in fine writing and coloring.
Operating income for the first quarter of 2006 was $32.3 million or 8.3% of sales, a decrease of $1.2 million, or 3.6%, from $33.5 million in the first quarter of 2005. The decrease in operating income was the result of increased SG&A investment, restructuring related expenses and acquisition integration costs, offset by additional income from the DYMO acquisition.
Tools & Hardware
Net sales for the first quarter of 2006 were $276.8 million, essentially flat to last year, from $276.4 million in the first quarter of 2005, driven by high single-digit growth in the IRWIN and LENOX branded tools offset by a double-digit decline in the consumer electronic tools business.
Operating income for the first quarter of 2006 was $33.1 million or 12.0% of sales, an increase of $6.4 million, or 24.0%, from $26.7 million in the first quarter of 2005. Operating income increased primarily as the result of productivity initiatives and favorable mix, partially offset by increased SG&A investment.
Home Fashions
Net sales for the first quarter of 2006 were $196.1 million, a decrease of $2.2 million, or 1.1%, from $198.3 million in the first quarter of 2005. The decrease was driven by a double-digit decline in European sales, offset by double-digit growth in North America. Sales in North America benefited from the addition of a new warehouse at a key retailer and generally low customer inventories coming into the year.
Operating income (loss) for the first quarter of 2006 was $12.9 million or 6.6% of sales, an increase of $17.4 million, or 386.7%, from ($4.5) million in the first quarter of 2005. The increase in operating income was the result of sales growth in North America, strong productivity and a reduction in European SG&A expenses.
Other
Net sales for the first quarter of 2006 were $288.0 million, an increase of $32.8 million, or 12.9%, from $255.2 million in the first quarter of 2005, driven by double-digit increases in the Graco, Calphalon and Goody businesses. A portion of the sales increase relates to the timing of promotions and plan-o-gram changes at retailers.
Operating income for the first quarter of 2006 was $29.9 million or 10.4% of sales, an increase of $11.4 million, or 61.6%, from $18.5 million in the first quarter of 2005. The primary drivers of the increase in operating income were the impact of the sales increase, productivity and favorable mix, partially offset by increased SG&A investment.
Liquidity and Capital Resources
Cash and cash equivalents increased by $60.6 million for the three months ended March 31, 2006. The change in cash and cash equivalents is as follows for the three months ended March 31, (in millions):

	2006	2005

Cash (used in) provided by operating activities	$(11.7)	$55.5
Cash used in investing activities	(18.7)	(40.5)
Cash provided by (used in) financing activities	90.2	(87.2)
Exchange effect on cash and cash equivalents	0.8	(3.6)

Increase (decrease) in cash and cash equivalents	$60.6	$(75.8)

Sources:
The Company’s primary sources of liquidity and capital resources include cash provided by operating activities, proceeds from divestitures and use of available borrowing facilities.
Cash (used in) provided by operating activities for the three months ended March 31, 2006 was $(11.7) million compared to $55.5 million for the comparable period of 2005. The decrease in cash provided from operating activities was primarily due to the $20.9 million contribution to the U.S. defined contribution plan and the timing of the payment of certain accrued liabilities.
The Company has a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement, which expires in November 2010. At March 31, 2006, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At March 31, 2006, $350.0 million of commercial paper was outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms and requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of March 31, 2006, the Company was in compliance with the agreement governing the Revolver. On an annual basis, the Company may request extension of the Revolver (subject to lender approval) for additional one-year periods.
In the first three months of 2006, the Company received proceeds from the issuance of debt of $148.3 million compared to $1.9 million in the first three months of 2005.
In the first three months of 2006, the Company received cash proceeds of $29.8 million related to the sale of businesses and other non-current assets, compared to $12.9 million in the first three months of 2005. The European Cookware business was sold in 2006, generating cash proceeds of $29.5 million.
Uses:
The Company’s primary uses of liquidity and capital resources include acquisitions, dividend payments, capital expenditures and payments on debt.
In the first three months of 2006, the Company spent $23.2 million on strategic acquisitions, compared to $30.3 million in the comparable period of 2005.
In the first three months of 2006, the Company made payments on notes payable and long-term debt of $1.9 million compared to $31.1 million in the first three months of 2005, including the purchase in 2005 of 550,000 shares of its Preferred Securities from a holder for $47.375 per share. The Company paid $26.1 million for such purchase of Preferred Securities.
Cash used for restructuring activities was $1.3 million and $9.2 million in the first three months of 2006 and 2005, respectively. These payments relate primarily to employee termination benefits. The Company expects to spend approximately $100 million in 2006 related to restructuring activities. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for additional information.
Capital expenditures were $25.3 million and $23.1 million in the first three months of 2006 and 2005, respectively. Capital expenditures for 2006 are expected to be in the range of $125 to $150 million.

In the first three months of 2006, the Company paid $20.9 million to fund the U.S. defined contribution plan implemented in 2005. See Footnote 8 to the Consolidated Financial Statements (Unaudited) for additional information.
Dividends paid were $58.2 million and $58.0 million in the first three months of 2006 and 2005, respectively. In the second quarter of 2006, the Company expects to make similar dividend payments.
Stockholders’ equity increased in the first three months of 2006 by $14.9 million. The increase in stockholders’ equity is primarily due to the current year net income and foreign currency translation adjustments, partially offset by dividends paid on common stock.
Working capital at March 31, 2006 was $676.2 million compared to $675.3 million at December 31, 2005. The current ratio was 1.38:1 at March 31, 2006 and 1.38:1 at December 31, 2005.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .61:1 at March 31, 2006 and .60:1 at December 31, 2005.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Critical Accounting Policies
The Company’s accounting policies are more fully described in the consolidated financial statements included in the 2005 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The Company describes its most critical accounting policies in its 2005 Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the first quarter of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. The following discussion provides additional information about the effects on the consolidated financial statements of judgments and estimates related to the Company’s policies related to the recording of stock-based compensation expense.
Stock Options
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, “Accounting for Stock-based Compensation” (“SFAS 123”). Stock-based compensation expense for all awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes stock based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option-vesting term of five years. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See Note 12 to the Consolidated Financial Statements (Unaudited) for a further discussion of stock-based compensation.
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
The Company purchases certain raw materials, including resin, corrugate, steel and aluminum, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process. In the first three months of 2006, the Company experienced raw material inflation (primarily in resin), which was more than offset by pricing increases, favorable mix and productivity.
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest rates. The following table indicates the calculated amounts for the three months ended March 31, (dollars in millions):

	2006		2005
	Three		Three
	Month	March 31,	Month	March 31,	Confidence
	Average	2006	Average	2005	Level
Interest rates	$8.1	$8.1	$9.9	$9.9	95%
Foreign exchange	$5.2	$5.2	$1.5	$1.5	95%

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
Forward Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, operating income improvements, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Exhibit 99.1 to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).
Item 4. Controls and Procedures
As of March 31, 2006, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 5. Other Information
On April 26, 2006, the Board of Directors of the Company approved an amendment to Section 2.7 of the Company’s By-Laws, which sets forth the quorum and voting requirements applicable to meetings of the Company’s stockholders. This section, as amended, continues to provide that, in general, the affirmative vote of a majority of the votes entitled to be cast by the holders of shares of capital stock represented at the meeting shall be the act of the stockholders, unless a different number of votes is required by the Delaware General Corporation Law, the Certificate of Incorporation or the By-Laws. The amendment adds language to clarify that, consistent with the Company’s historical practice and interpretation of the Company’s By-Laws, directors are elected by a plurality of the votes of the shares present in person or represented by proxy at a meeting and entitled to vote on the election of directors. The full text of this amendment to the Company’s By-Laws is set forth in Exhibit 3.2 to this report and is incorporated herein by this reference.
Item 6. Exhibits.

3.1	By-Laws of Newell Rubbermaid Inc., as amended as of April 26, 2006.

3.2	Amendment to By-Laws of Newell Rubbermaid Inc., effective April 26, 2006.

4.1	By-Laws of Newell Rubbermaid Inc., as amended as of April 26, 2006, are included in Item 3.1

10.1	Amended 2006 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan.

10.2	Newell Rubbermaid Inc. Management Cash Bonus Plan, as amended February 8, 2006.

10.3	Compensation Arrangement for Mark D. Ketchum dated February 13, 2006.

10.4	Form of Employment Security Agreement between the Company and Mark D. Ketchum, dated March 14, 2006 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 10, 2004).

10.5	Performance share award grant to Mark D. Ketchum on March 22, 2006, under the 2003 Stock Plan (incorporated by reference to the Section titled “Entry into a Material Definitive Agreement” of the Company’s Current Report on Form 8-K, dated March 22, 2006 ).

10.6	Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan.

12	Statement of Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: May 2, 2006	/s/ Ronald L. Hardnock
Ronald L. Hardnock
Vice President -- Corporate Controller