Form 10-Q
period 2006-06-30
NEWELL RUBBERMAID INC
filed 2006-08-07
CIK 814453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2006
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
Yes ☑          No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑          Accelerated Filer ☐          Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2006: 276.9 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$1,696.8	$1,548.6	$3,102.1	$2,811.1
Cost of products sold	1,122.4	1,063.2	2,087.2	1,974.1

GROSS MARGIN	574.4	485.4	1,014.9	837.0
Selling, general and administrative expenses	353.6	292.9	678.0	560.7
Impairment charges	—	31.4	—	31.4
Restructuring costs	19.8	0.3	43.3	6.8

OPERATING INCOME	201.0	160.8	293.6	238.1

Nonoperating expenses:
Interest expense, net	35.6	31.1	69.3	61.9
Other expense, net	1.0	2.2	3.7	0.4

Net nonoperating expenses	36.6	33.3	73.0	62.3

INCOME BEFORE INCOME TAXES	164.4	127.5	220.6	175.8
Income taxes	28.7	40.1	(33.9)	(7.9)

INCOME FROM CONTINUING OPERATIONS	135.7	87.4	254.5	183.7
Loss from discontinued operations, net of tax	(16.2)	(21.2)	(80.2)	(80.9)

NET INCOME	$119.5	$66.2	$174.3	$102.8

Weighted average shares outstanding:
Basic	274.6	274.4	274.5	274.4
Diluted	283.6	274.7	283.5	274.7

Earnings (loss) per share:
Basic —
Income from continuing operations	$0.49	$0.32	$0.93	$0.67
Loss from discontinued operations	(0.06)	(0.08)	(0.29)	(0.29)

Earnings per common share	$0.44	$0.24	$0.63	$0.37

Diluted —
Income from continuing operations	$0.49	$0.32	$0.92	$0.67
Loss from discontinued operations	(0.06)	(0.08)	(0.28)	(0.29)

Earnings per common share	$0.43	$0.24	$0.64	$0.37

Dividends per share	$0.21	$0.21	$0.42	$0.42
See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$116.3	$115.5
Accounts receivable, net	1,157.5	1,107.7
Inventories, net	967.8	825.1
Deferred income taxes	131.8	109.8
Prepaid expenses and other	96.6	105.7
Current assets of discontinued operations	209.4	209.0

TOTAL CURRENT ASSETS	2,679.4	2,472.8
PROPERTY, PLANT AND EQUIPMENT, NET	832.4	911.8
DEFERRED INCOME TAXES	—	38.0
GOODWILL	2,420.0	2,304.4
OTHER INTANGIBLE ASSETS, NET	415.7	401.7
OTHER ASSETS	188.2	185.3
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	132.5

TOTAL ASSETS	$6,535.7	$6,446.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in millions, except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$634.8	$617.9
Accrued compensation	130.2	144.0
Other accrued liabilities	667.1	685.9
Income taxes payable	11.3	82.6
Notes payable	20.9	4.0
Current portion of long-term debt	408.6	162.8
Current liabilities of discontinued operations	77.3	100.3

TOTAL CURRENT LIABILITIES	1,950.2	1,797.5
LONG-TERM DEBT	2,245.6	2,429.7
DEFERRED INCOME TAXES	32.1	—
OTHER NONCURRENT LIABILITIES	579.9	570.1
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	6.0

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 at $1.00 par value	290.4	290.2
Outstanding shares:
2006 — 290.4
2005 — 290.2
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2006 — 15.7
2005 — 15.7
Additional paid-in capital	472.7	453.0
Retained earnings	1,596.2	1,538.3
Accumulated other comprehensive loss	(219.8)	(226.7)

TOTAL STOCKHOLDERS’ EQUITY	1,727.9	1,643.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,535.7	$6,446.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$174.3	$102.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.1	105.8
Deferred income taxes	10.7	12.2
Impairment charges — Continuing operations	—	31.4
Impairment charges — Discontinued operations	50.9	—
Noncash restructuring costs	26.3	1.1
Loss (gain) on sale of assets/debt extinguishment	2.5	(4.3)
Stock-based compensation expense	15.4	2.9
Loss on disposal of discontinued operations	2.9	63.2
Other	(6.7)	(6.8)
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	(28.5)	(24.3)
Inventories	(127.0)	(104.4)
Accounts payable	8.7	(52.5)
Accrued liabilities and other	(151.7)	(69.6)
Discontinued operations	9.2	34.4

NET CASH PROVIDED BY OPERATING ACTIVITIES	92.1	91.9

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(46.3)	(35.0)
Capital expenditures	(57.2)	(46.0)
Disposals of noncurrent assets and sale of businesses	40.2	22.1

NET CASH USED IN INVESTING ACTIVITIES	(63.3)	(58.9)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	167.2	131.7
Payments on notes payable and long-term debt	(82.0)	(335.7)
Cash dividends	(116.4)	(115.8)
Proceeds from exercised stock options and other	2.3	—

NET CASH USED IN FINANCING ACTIVITIES	(28.9)	(319.8)

Exchange rate effect on cash and cash equivalents	0.9	(6.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.8	(293.4)

Cash and cash equivalents at beginning of year	115.5	505.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116.3	$212.2

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
Stock-Based Compensation: Effective January 1, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provision of SFAS 123(R). The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). See Footnote 12 to the Consolidated Financial Statements (Unaudited) for further discussion on stock-based compensation.
Recent Accounting Pronouncement: In July 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require a review of all tax positions accounted for in accordance with FASB Statement No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt on January 1, 2007. We do not expect the adoption of this statement to have a material effect on our financial position or results of operation.
Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations. See Footnote 3 for a discussion of discontinued operations.
Footnote 2 — Acquisition of Business
On November 23, 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte AB (“Esselte”). The Company preliminarily allocated the purchase price of $706 million to the identifiable assets and liabilities. As of June 30, 2006, the Company had not yet settled contractually the final purchase price adjustments with Esselte. The purchase price allocation was based on management’s estimate using the assistance of appraisals at the date of acquisition as follows (in millions):

Current assets	$30.2
Property, plant & equipment	21.8
Goodwill	623.4
Other intangible assets	109.1
Other assets	2.3

Total assets	$786.8

Current liabilities	$35.9
Deferred income taxes	41.7
Other noncurrent liabilities	3.2

Total liabilities	$80.8

The preliminary allocation of the purchase price resulted in the recognition of $623.4 million of goodwill primarily related to the anticipated future earnings and cash flows of the DYMO business including the estimated effects of the integration of this business into the Office Products segment. The transaction resulted in the recognition of $109.1 million in intangible assets consisting primarily of customer lists, patents, and trademarks. Approximately $76.1 million were indefinite-lived intangible assets related to trademarks and $33.0 million related to finite-lived intangible assets that will be amortized over periods of 3 to 10 years.
The transaction summarized above was accounted for as a purchase and the results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. The acquisition costs were allocated to the fair value of the assets acquired and liabilities assumed.
The unaudited consolidated results of operations on a pro forma basis, as though the 2005 acquisition of DYMO had been completed on January 1, 2005, are as follows: (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net sales	$1,603.9	$2,925.3
Income from continuing operations	$91.0	$193.5
Net income	$69.8	$112.6

Basic earnings per share
Income from continuing operations	$0.33	$0.71
Net income	$0.25	$0.41

Diluted earnings per share
Income from continuing operations	$0.33	$0.70
Net income	$0.25	$0.41
These pro forma financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that are expected to result from integration.
Footnote 3 — Discontinued Operations
The following table summarizes the results of the discontinued operations for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$78.9	$140.8	$158.4	$308.9

Loss from operations of discontinued operations, net of income tax expense of $2.1 for each of the three months ended June 30, 2006 and 2005, and $2.7 and $3.6 for the six months ended June 30, 2006 and 2005, respectively	$(14.9)	$(6.9)	$(77.3)	$(17.7)
Loss on disposal of discontinued operations, net of income tax benefit of $0.4 for the three and six months ended June 30, 2006 and zero for the three and six months ended June 30, 2005	(1.3)	(14.3)	(2.9)	(63.2)

Loss from discontinued operations, net of tax	$(16.2)	$(21.2)	$(80.2)	$(80.9)

No amounts related to interest expense have been allocated to discontinued operations.
2006
In June 2006, the Company’s Board of Directors committed to a plan to sell the Home Décor Europe business. The business designs, manufactures and sells drapery hardware and window treatments in Europe under Gardinia® and other local brands. The Company is currently in negotiations with prospective buyers. The Company has not entered into any definitive agreement, and any intended sale would be subject to receipt of all applicable regulatory approvals, including consultation proceedings with works councils, trade unions and employee representatives in the affected countries. In the first quarter of 2006, the Company began exploring various options for certain businesses in the Home Fashions segment and obtained a better indication of the businesses’ fair value and determined that these businesses had a net book value in excess of their estimated fair value. Due to the apparent decline in value, the Company conducted an impairment test in the first quarter and recorded a $50.9 million impairment charge to write-off the goodwill of the businesses. The impairment charge is recorded in the loss from operations of discontinued operations for the six months ended June 30, 2006. The intended sale of Home Décor Europe would not affect the Company’s North American window furnishings business.
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
In connection with this transaction, the Company recorded a total non-cash loss related to the sale of $62.0 million, including a $15.0 million loss recorded in the second quarter of 2005. The non-cash loss is reported in the table above as the loss on disposal of discontinued operations.
Footnote 4 — Impairment Charges
In the second quarter of 2005, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized an impairment charge of $31.4 million in order to state the assets of this business at their estimated fair values. In the third and fourth quarters of 2005, the Company revised its estimate related to the fair value of this business after winning several line reviews with a key retailer and reversed the full amount of the impairment charge. In the fourth quarter of 2005, the Company changed its decision to dispose of this business as a result of the aforementioned line review wins and the identification of significant productivity opportunities.
Footnote 5 — Restructuring Costs
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a three-year restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions, and to allow the Company to increase investment in new product development, brand building and marketing. The Plan includes the closure of approximately one-third of the Company’s 80 manufacturing facilities (as of September 2005), optimizing the Company’s geographic manufacturing footprint. During the first six months of 2006, the Company announced the closure of 15 manufacturing facilities. Through June 30, 2006, the Company has approved approximately $125 million in restructuring actions related to Project Acceleration and recorded $94.6 million of costs. The Company expects the remaining costs, primarily severance, associated with plans approved as of June 30, 2006, to be recorded during the third quarter.
The Plan is expected to result in cumulative restructuring costs totaling between $350 million and $400 million ($295 million — $340 million after tax), with between $150 million and $180 million ($130 million — $155 million after tax) to be incurred in 2006. Approximately 60% of the costs are expected to be cash. Annualized savings are projected to exceed $120 million upon conclusion of the program in 2008 with expected savings of approximately $50 million in 2007.
The table below shows the restructuring costs recognized for restructuring activities for the following periods (in millions):

	Three	Six
	Months Ended	Months Ended
	June 30, 2006	June 30, 2006

Facility and other exit costs	$11.9	$25.7
Employee severance and termination benefits	6.7	15.4
Exited contractual commitments and other	1.2	2.2

Restructuring costs	$19.8	$43.3

The facility and other exit costs are primarily related to the impairment of assets associated with vacated facilities and future minimum lease payments.
A summary of the Company’s restructuring reserves related to the Plan for the six months ended June 30, 2006, is as follows (in millions):

Balance as of January 1,	$—
Restructuring costs (provision)	43.3
Costs incurred	(34.7)

Balance as of June 30,	$8.6

A summary of the Company’s restructuring reserves for the pre-Acceleration restructuring activities (see the Company’s Form 10-K for the fiscal year ended December 31, 2005 for further information) for the six months ended June 30, 2005 is as follows (in millions):

Balance as of January 1,	$24.7
Restructuring costs (provision)	6.8
Costs incurred	(16.8)

Balance as of June 30,	$14.7

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. Cash paid for restructuring activities was $8.1 million and $5.8 million for the three months ended June 30, 2006 and 2005, respectively. Cash paid for restructuring activities was $11.9 million and $16.4 million for the six months ended June 30, 2006 and 2005, respectively.
The following table depicts the changes in accrued restructuring reserves for the Plan for the six months ended June 30, aggregated by reportable business segment (in millions):

	12/31/05		Costs	6/30/06
Segment	Balance	Provision	Incurred	Balance

Cleaning & Organization	$—	$16.1	$(13.9)	$2.2
Office Products	—	3.8	(1.6)	2.2
Tools & Hardware	—	4.0	(2.3)	1.7
Home Fashions	—	3.0	(2.8)	0.2
Other	—	15.9	(13.7)	2.2
Corporate	—	0.5	(0.4)	0.1

	$—	$43.3	$(34.7)	$8.6

Footnote 6 — Inventories
Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserves, were as follows (in millions):

	June 30,	December 31,
	2006	2005
Materials and supplies	$202.7	$171.0
Work in-process	176.7	171.5
Finished products	588.4	482.6

	$967.8	$825.1

Footnote 7 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	June 30,	December 31,
	2006	2005
Medium-term notes	$1,475.0	$1,475.0
Commercial paper	270.0	202.0
Preferred debt securities	450.0	450.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	18.1	24.8
Other long-term debt	4.4	4.0

Total Debt	2,654.2	2,592.5
Current portion of long-term debt	(408.6)	(162.8)

Long-Term Debt	$2,245.6	$2,429.7

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost (benefit) for the three months ended June 30, (in millions):

	United States		International
	2006	2005	2006	2005
Service cost-benefits earned during the period	$0.8	$0.5	$1.9	$2.1
Interest cost on projected benefit obligation	12.8	12.9	6.1	6.0
Expected return on plan assets	(14.9)	(16.2)	(6.1)	(5.5)
Amortization of:
Prior service cost	0.3	0.3	—	—
Actuarial loss	1.9	1.2	1.2	1.0
Curtailment & special termination benefit gains	—	0.2	—	—

Net pension cost (benefit)	$0.9	$(1.1)	$3.1	$3.6

The following table presents the components of the Company’s pension cost (benefit) for the six months ended June 30, (in millions):

	United States		International
	2006	2005	2006	2005
Service cost-benefits earned during the period	$1.5	$0.9	$3.7	$4.2
Interest cost on projected benefit obligation	25.6	25.8	12.0	12.2
Expected return on plan assets	(29.8)	(32.3)	(12.0)	(11.1)
Amortization of:
Prior service cost	0.6	0.5	—	—
Actuarial loss	3.9	2.5	2.4	2.0
Curtailment & special termination benefit gains	—	(16.2)	—	—

Net pension cost (benefit)	$1.8	$(18.8)	$6.1	$7.3

Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost of $15.8 million in the first quarter of 2005. The Company replaced the defined benefit pension plan with an additional defined contribution plan, whereby the Company will make additional contributions to the Company sponsored employees’ profit sharing plan. The Company recorded $5.2 million and $4.4 million in expense for the defined contribution plan for the three months ended June 30, 2006 and 2005, respectively. The Company recorded $10.5 million and $9.9 million in expense for the defined contribution plan for the six months ended June 30, 2006 and 2005, respectively. During the first quarter of 2006, the Company paid $20.9 million to fund the prior year liability associated with the defined contribution plan.
The following table presents the components of the Company’s other postretirement benefits expense for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost-benefits earned during the year	$0.6	$0.9	$1.2	$1.9
Interest cost on projected benefit obligation	2.5	3.7	5.0	7.5
Amortization of prior service cost	(0.6)	(0.1)	(1.2)	(0.3)
Actuarial loss	—	0.3	—	0.5

Net other postretirement benefits expense	$2.5	$4.8	$5.0	$9.6

Footnote 9 — Income Taxes
In the second quarter of 2006, the Company determined that it would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. Accordingly, the Company reversed an income tax valuation reserve of $22.7 million.
During the first quarter of 2006, the Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million.
In January 2005, the Company reached agreement with the Internal Revenue Service (IRS) relating to the appropriate treatment of a specific deduction included in the Company’s 2003 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in an affirmative resolution in late January 2005. As a result, the Company recorded a $58.6 million benefit in income taxes in the first quarter of 2005.
Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share for the three and six months ended June 30, is shown below (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator for basic earnings per share:
Income from continuing operations	$135.7	$87.4	$254.5	$183.7
Loss from discontinued operations	(16.2)	(21.2)	(80.2)	(80.9)

Net income for basic earnings per share	$119.5	$66.2	$174.3	$102.8

Numerator for diluted earnings per share:
Income from continuing operations	$135.7	$87.4	$254.5	$183.7
Effect of convertible preferred securities (2)	3.6	—	7.1	—

Income from continuing operations for diluted earnings per share	139.3	87.4	261.6	183.7
Loss from discontinued operations	(16.2)	(21.2)	(80.2)	(80.9)

Net income for diluted earnings per share	$123.1	$66.2	$181.4	$102.8

Denominator:
Denominator for basic earnings per share — weighted-average shares	274.6	274.4	274.5	274.4
Dilutive securities (1)	0.7	0.3	0.7	0.3
Convertible preferred securities (2)	8.3	—	8.3	—

Denominator for diluted earnings per share	283.6	274.7	283.5	274.7

Basic earnings (loss) per share:
Earnings from continuing operations	$0.49	$0.32	$0.93	$0.67
Loss from discontinued operations	(0.06)	(0.08)	(0.29)	(0.29)

Earnings per share	$0.44	$0.24	$0.63	$0.37

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.49	$0.32	$0.92	$0.67
Loss from discontinued operations	(0.06)	(0.08)	(0.28)	(0.29)

Earnings per share	$0.43	$0.24	$0.64	$0.37

(1)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for the three months ended June 30, 2006 and 2005 exclude the dilutive effect of approximately 12.7 million and 10.4 million stock options, respectively, because such options were anti-dilutive. The weighted-average shares outstanding for the six months ended June 30, 2006 and 2005 exclude the dilutive effect of approximately 13.1 million and 10.6 million stock options, respectively, because such options were anti-dilutive.

(2)
The convertible preferred securities are anti-dilutive for the three and six months ended June 30, 2005, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million and $7.3 million for the three and six months ended June 30, 2005, respectively. Weighted average shares outstanding would have increased by 8.3 million shares and 8.4 million shares for the three and six months ended June 30, 2005, respectively.

Footnote 11 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains/(losses) on derivative instruments and minimum pension liability adjustments.
The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain	Gain (Loss)	Liability	Loss
Balance at December 31, 2005	$12.8	$6.8	$(246.3)	$(226.7)
Current year change	16.8	(9.9)	—	6.9

Balance at June 30, 2006	$29.6	$(3.1)	$(246.3)	$(219.8)

Comprehensive income amounted to the following for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$119.5	$66.2	$174.3	$102.8
Foreign currency translation gain (loss)	7.8	(46.3)	16.8	(69.6)
After-tax derivatives hedging (loss) gain	(10.9)	8.0	(9.9)	12.5

Comprehensive income	$116.4	$27.9	$181.2	$45.7

Footnote 12 — Stock-Based Compensation
The Company offers stock-based compensation to its employees that include stock options and restricted share awards as follows:
Stock Options
The Company’s stock plans include plans adopted in 1993 and 2003. The Company issues both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years that generally vest over five years.
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
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values. Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.
The table below highlights the expense related to share-based payments for the following periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Stock options	$4.4	$—	$8.4	$—
Restricted shares	4.1	1.6	7.0	2.9

Stock-based compensation	$8.5	$1.6	$15.4	$2.9

Stock-based compensation, net of income tax benefit	$5.8	$1.1	$10.6	$2.0

In 2006, the Company modified its stock-based compensation by expanding the number of employees receiving restricted shares. The net impact was to reduce the amount of annual options granted and increase the annual restricted stock awards. For the year ending December 31, 2006, the Company expects to recognize approximately $20 million to $25 million, pre-tax, in additional stock-based compensation expense over 2005 as a result of the adoption of SFAS 123(R) and the modification of its stock-based compensation plan described above.
The following table is a reconciliation of the Company’s net income and earnings per share to pro forma net income and pro forma earnings per share as if the Company had adopted the provisions of SFAS No. 123 with respect to options granted under the Company’s stock option plans during the following periods (in millions, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005

Net income:
As reported	$66.2	$102.8
Fair value option expense, net of income taxes	(2.8)	(5.6)

Pro forma	$63.4	$97.2

Basic earnings per share:
As reported	$0.24	$0.37
Pro forma	$0.23	$0.35

Diluted earnings per share:
As reported	$0.24	$0.37
Pro forma	$0.23	$0.35
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the periods below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted-average fair value of grants	$8	$6	$7	$6
Risk-free interest rate	5.1%	3.9%	4.7%	3.9%
Dividend yield	3.0%	3.0%	3.0%	3.0%
Expected volatility	33%	33%	33%	33%
Expected life (in years)	6.5	6.5	6.5	6.5
The Company utilized its historic experience to estimate the expected life of the options and volatility.
The following summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2006 (shares in millions):

					Weighted
					Average
		Weighted		Weighted	Remaining	Aggregate
		Average		Average	Contractual	Intrinsic
		Exercise		Exercise	Term	Value
	Shares	Price	Exercisable	Price	(in years)	(in millions)

Outstanding at December 31, 2005	13.2	$27	5.8	$29	6.9
Granted	2.8	24
Exercised	(0.2)	23
Canceled / expired	(0.9)	27

Outstanding at June 30, 2006	14.9	$26	7.1	$28	7.0	$19

Vested and expected to vest at June 30, 2006	13.6	$26			7.0	$17

Exercisable at June 30, 2006					5.3	$6

The following table summarizes the changes in the number of shares of restricted stock for the period ended June 30, 2006 (shares in millions):

		Weighted-
		average grant
	Shares	date fair value

Outstanding at December 31, 2005	1.0	$23
Granted	1.4	24
Vested	—	—
Canceled	(0.1)	(24)

Outstanding at June 30, 2006	2.3	$24

Vested and expected to vest at June 30, 2006	1.9	$24

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of June 30, 2006 (in millions):

	Unrecognized	Weighted Average
	Compensation	Period Expense
	Cost	Recognition (in months)

Stock options	$48.8	27
Restricted stock	38.4	17

Total	$87.2

Footnote 13 — Industry Segments
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution, and leveraging our understanding of similar consumer segments and distribution channels. The Company aggregates certain of its operating segments into five reportable segments. The reportable segments are as follows:

Segment	Description of Products
Cleaning & Organization	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage
Office Products	Ballpoint/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home Fashions	Drapery hardware, window treatments
Other	Operating segments that do not meet aggregation criteria with other operating segments, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including toys, high chairs, car seats, strollers and play yards
In the first quarter of 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the Cleaning & Organization segment, now reported in the Other segment for all periods presented. The decision to realign these businesses, which include the European Little Tikes and Graco businesses, is consistent with the Company’s move from a regional management structure to a global business unit structure. Management measures segment profit as operating income of the business. The Company’s segment results are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales (1)
Cleaning & Organization	$403.3	$365.1	$736.4	$665.4
Office Products	579.1	495.5	969.9	828.3
Tools & Hardware	328.8	315.5	605.6	591.9
Home Fashions	106.6	115.0	223.2	212.7
Other	279.0	257.5	567.0	512.8

	$1,696.8	$1,548.6	$3,102.1	$2,811.1

Operating Income (2)
Cleaning & Organization	$42.9	$23.1	$64.2	$35.6
Office Products	99.9	98.9	132.2	132.4
Tools & Hardware	53.8	49.3	86.9	76.0
Home Fashions	14.4	8.0	31.5	10.3
Other	29.8	22.9	59.7	41.2
Corporate (3)	(20.0)	(9.7)	(37.6)	(19.2)
Impairment Charges (4)	—	(31.4)	—	(31.4)
Restructuring Costs (5)	(19.8)	(0.3)	(43.3)	(6.8)

	$201.0	$160.8	$293.6	$238.1

	June 30,	December 31,
Identifiable Assets	2006	2005
Cleaning & Organization	$717.9	$737.4
Office Products	1,325.0	1,020.0
Tools & Hardware	750.4	735.1
Home Fashions	145.1	179.6
Other	410.0	446.9
Corporate (6)	2,977.9	2,986.0
Discontinued Operations	209.4	341.5

	$6,535.7	$6,446.5

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
United States	$1,262.0	$1,167.0	$2,326.7	$2,121.7
Canada	110.4	95.8	193.8	168.0

North America	1,372.4	1,262.8	2,520.5	2,289.7
Europe	219.7	188.9	389.0	346.1
Central and South America	59.8	59.7	107.1	101.2
All other	44.9	37.2	85.5	74.1

	$1,696.8	$1,548.6	$3,102.1	$2,811.1

Operating Income (7)
United States	$134.4	$115.0	$204.7	$179.0
Canada	25.7	18.6	38.3	29.3

North America	160.1	133.6	243.0	208.3
Europe	24.4	10.7	30.5	8.6
Central and South America	6.4	8.5	2.6	8.1
All other	10.1	8.0	17.5	13.1

	$201.0	$160.8	$293.6	$238.1

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% and 15% of consolidated net sales in the three months ended June 30, 2006 and 2005, respectively. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in the six months ended June 30, 2006 and 2005. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate operating expenses consist primarily of administrative costs, including stock-based compensation, that are not allocated to a particular segment.

4)	Impairment charges have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.

5)	Restructuring costs have been presented separately in this table; refer to Footnote 5 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment.

6)	Corporate assets primarily include goodwill, trade names and deferred tax assets.

7)	The restructuring costs and impairment charges have been reflected in the appropriate geographic regions for all periods presented.
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
Footnote 15 — Subsequent Event
In July 2006, the Company approved a restructuring plan as part of Project Acceleration to shut down a manufacturing facility in the Office Products segment subject to receipt of all applicable regulatory approvals, including consultation proceedings with works council. The production will be outsourced to third party suppliers. The plan is expected to result in a pre-tax charge of between $25 and $30 million, primarily related to severance. The Company plans to exit the facility by the end of the fourth quarter of 2006.

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
The Company defines Invest businesses as those having high margin opportunity and the ability to generate growth through innovative new products and investments in brand building and marketing. Invest businesses are generally meeting or exceeding the Company’s minimum financial targets and collectively generate above average operating income margins. Fix businesses are characterized by the Company as having various challenges and unacceptable profitability. Management’s primary focus for Fix businesses is to take actions to improve profitability significantly. Currently, the Company classifies Rubbermaid Home Products, Home Fashions and Little Tikes as Fix businesses.
In late February 2006, a revised strategy and key imperatives were communicated to the Company’s management team. The tenets of the strategy include building large brands that are important to consumers (“Brands That MatterTM”), creating scale advantages through horizontal integration, commercializing innovation across the enterprise and creating a structure for business globalization.
Consumer-Meaningful Brands: The Company is moving from its historical focus on creating competitive advantage in manufacturing and distributing products, to excellence in innovating and marketing brands. Consumer meaningful brands create more value than products alone, and big brands provide the Company with the economies of scale that can be leveraged in today’s marketplace. In the current year, the Company has made incremental strategic investments in advertising, promotion and research and development, particularly on brands like Calphalon®, Graco®, Goody®, LENOX®, IRWIN®, Sharpie® and DYMO®, increasing the investment in strategic SG&A from approximately 4.0% of sales in 2005 to 5.5% of sales in 2006. The integration of DYMO into the office products business remains on schedule and the Company is pleased with its performance. The Company also initiated a consulting and training partnership with one of the largest worldwide creative and media agencies. The objective is to create best–in-class branding capabilities across the Company. The first step is to understand the brand vitality of the Company’s 16 largest brands using a common set of metrics. The Company will then integrate this understanding into its ongoing processes for product innovation, competitive analysis, strategic planning and brand marketing.
Horizontal Integration: The Company is exploring ways to best leverage its common functional capabilities such as Human Resources, Information Technology, Supply Chain and Finance to improve efficiency and reduce costs. This broad reaching initiative already includes projects such as the corporate consolidation of the distribution and transportation function, and aggregating Company-wide purchasing efforts including both direct and indirect materials and services. During the current year, the Company also streamlined the structure of its Tools & Hardware segment to create a more effective organization and leverage scale efficiencies. The Company also accelerated the process of creating shared services for the European businesses and is evaluating expanding the scope of shared services in the United States. The most important benefit of horizontal integration is that the cost savings from these initiatives will free up money for investment in innovation and brand building.
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
Globalization: The Company is expanding from a U.S.-centric business model to one that includes international growth as an increasing focus. The Company is working hard to get the structure right for the future. For example, the Office Products businesses have been reorganized to operate across product lines that can target global consumer acceptance. In the current year, the Company also aligned the Graco and Little Tikes businesses under a global business unit structure, reporting under the Home & Family Products group (included in the “Other” segment), rather than by geographic location. This realignment positions the businesses to leverage research and development, branding, marketing and innovation on a global basis.
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
Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net sales	$1,696.8	100.0%	$1,548.6	100.0%	$3,102.1	100.0%	$2,811.1	100.0%
Cost of products sold	1,122.4	66.1	1,063.2	68.7	2,087.2	67.3	1,974.1	70.2

Gross margin	574.4	33.9	485.4	31.3	1,014.9	32.7	837.0	29.8
Selling, general and administrative expenses	353.6	20.8	292.9	18.9	678.0	21.9	560.7	19.9
Impairment charges	—	—	31.4	2.0	—	—	31.4	1.1
Restructuring costs	19.8	1.2	0.3	—	43.3	1.4	6.8	0.2

Operating income	201.0	11.8	160.8	10.4	293.6	9.5	238.1	8.5
Nonoperating expenses:
Interest expense, net	35.6	2.1	31.1	2.0	69.3	2.2	61.9	2.2
Other expense, net	1.0	0.1	2.2	0.1	3.7	0.1	0.4	—

Net nonoperating expenses	36.6	2.2	33.3	2.2	73.0	2.4	62.3	2.2

Income from continuing operations before income taxes	164.4	9.7	127.5	8.2	220.6	7.1	175.8	6.3
Income taxes	28.7	1.7	40.1	2.6	(33.9)	(1.1)	(7.9)	(0.3)

Income from continuing operations	135.7	8.0	87.4	5.6	254.5	8.2	183.7	6.5

Loss from discontinued operations, net of tax	(16.2)	(1.0)	(21.2)	(1.4)	(80.2)	(2.6)	(80.9)	(2.9)

Net income	$119.5	7.0%	$66.2	4.3%	$174.3	5.6%	$102.8	3.7%

Three Months Ended June 30, 2006 vs. Three Months Ended June 30, 2005
Consolidated Operating Results:
Net sales for the three months ended June 30, 2006 were $1,696.8 million, representing an increase of $148.2 million, or 9.6%, from $1,548.6 million in the comparable quarter of 2005. Excluding sales related to the DYMO acquisition, sales were up $88 million, or 5.7%, driven by core sales increases and favorable pricing. Positive currency translation improved sales by 0.6% in the quarter.
Excluding the sales from the DYMO acquisition, the Company’s Invest businesses generated a 4.9% improvement in sales for the second quarter of 2006 versus the comparable quarter of 2005, led by double-digit growth in the Calphalon, Goody, and IRWIN and LENOX branded tools businesses, as well as mid single-digit growth in Office Products and Rubbermaid Commercial.
Net sales of the businesses the Company classifies as Fix realized an 8.7% increase as double-digit growth in the Rubbermaid Home Products and Little Tikes businesses was partially offset by lower sales in the North American Window Fashions business.
Gross margin, as a percentage of net sales, in the second quarter of 2006 was 33.9%, or $574.4 million, versus 31.3%, or $485.4 million, in the comparable quarter of 2005. The increase in gross margin was the result of strong productivity, favorable pricing, and favorable mix, more than offsetting the impact of raw material inflation.
SG&A expenses in the second quarter of 2006 were 20.8% of net sales, or $353.6 million, versus 18.9%, or $292.9 million, in the comparable quarter of 2005. Approximately one-half of the increase is related to the impact of acquisitions and expensing stock options. The primary drivers of the remaining increase were the additional strategic advertising and promotion investment in the Calphalon, Graco, Rubbermaid Food Service, and Office Products businesses and other variable expenses associated with the increased sales and operating performance of the Company.
The Company recorded $19.8 million in restructuring charges related to Project Acceleration in the quarter. The Company has announced the closure of 15 manufacturing facilities since the plan’s inception. The Company continues to expect cumulative pre-tax charges of $350 to $400 million, approximately 60% of which are expected to be cash charges, over the life of the initiative. Annualized savings are projected to exceed $120 million upon completion of the project with an approximate $50 million benefit expected in 2007 and the remainder in 2008. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income in the second quarter of 2006 was $201.0 million, or 11.8% of net sales, versus $160.8 million, or 10.4%, in the comparable quarter of 2005. The change in operating income is the result of the factors described above.
Net nonoperating expenses in the second quarter of 2006 were 2.2% of net sales, or $36.6 million, versus 2.2% of net sales, or $33.3 million, in the comparable quarter of 2005. The increase in net nonoperating expenses is primarily attributable to an increase in net interest expense as a result of borrowings to fund the DYMO acquisition and rising interest rates.
The effective tax rate was 17.5% in the second quarter of 2006 versus 31.5% in the second quarter of 2005. In the second quarter of 2006, the Company determined that it would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. Accordingly, the Company reversed a $22.7 million income tax valuation reserve.
Income from continuing operations for the second quarter of 2006 was $135.7 million, compared to $87.4 million in the second quarter of 2005. Diluted earnings per share from continuing operations were $0.49 in the second quarter of 2006 compared to $0.32 in the second quarter of 2005.
The loss from discontinued operations, net of tax, was $16.2 million and $21.2 million for the three months ended June 30, 2006 and 2005, respectively. The loss on disposal of discontinued operations for the second quarter of 2006 was $1.3 million, net of tax, compared to $14.3 million, net of tax, in the second quarter of 2005. The loss from operations of discontinued operations for the second quarter of 2006 was $14.9 million, net of tax, compared to $6.9 million, net of tax, in the second quarter of 2005. In the second quarter, the Company’s Board of Directors committed to a plan to sell its Home Décor Europe business. As a result, the business is reported in discontinued

operations for all periods presented. The business, which was previously reported in the Home Fashions segment, contributed approximately $375 million of revenue in 2005. Discontinued operations for the three months ended June 30, 2005 also include the results of the European Cookware business, which was divested January 1, 2006. Diluted loss per share from discontinued operations was $0.06 in the second quarter of 2006 compared to $0.08 in the second quarter of 2005. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.
Net income for the second quarter of 2006 was $119.5 million, compared to $66.2 million in the second quarter of 2005. Diluted earnings per share were $0.43 in the second quarter of 2006 compared to $0.24 in the second quarter of 2005.
Business Group Operating Results:
Net sales by reportable segment were as follows for the three months ended June 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$403.3	$365.1	10.5%
Office Products	579.1	495.5	16.9
Tools & Hardware	328.8	315.5	4.2
Home Fashions	106.6	115.0	(7.3)
Other	279.0	257.5	8.3

Total Net Sales (1)	$1,696.8	$1,548.6	9.6%

Operating income (loss) by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$42.9	$23.1	85.7%
Office Products	99.9	98.9	1.0
Tools & Hardware	53.8	49.3	9.1
Home Fashions	14.4	8.0	80.0
Other	29.8	22.9	30.1
Corporate Costs (2)	(20.0)	(9.7)	(106.2)
Impairment Charges (3)	—	(31.4)
Restructuring Costs (4)	(19.8)	(0.3)	(6,500.0)

Total Operating Income (5)	$201.0	$160.8	25.0%

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 16% and 15% of consolidated net sales in the three months ended June 30, 2006 and 2005, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs, including stock-based compensation, that are not allocated to a particular segment.

(3)	Impairment charges have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.

(4)	Restructuring costs have been presented separately in this table. For additional information refer to Footnote 5 to the Consolidated Financial Statements (Unaudited).

(5)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis.

Cleaning & Organization
Net sales for the second quarter of 2006 were $403.3 million, an increase of $38.2 million, or 10.5%, from $365.1 million in the second quarter of 2005, driven by double-digit growth in Rubbermaid Home Products and mid single-digit growth in Rubbermaid Commercial Products. The second quarter sales growth in the Rubbermaid Home Products business benefited from relatively easy comparisons as sales in the second quarter of 2005 were suppressed by product line exits and pricing actions required to offset raw material inflation. During the second half and fourth quarter of 2005, Rubbermaid Home Products sales were favorably impacted by holiday promotions, which will affect second half and full year over year sales growth for this business.
Operating income for the second quarter of 2006 was $42.9 million, or 10.6% of sales, an increase of $19.8 million, or 85.7%, from $23.1 million in the second quarter of 2005. The increase in operating income is a result of the sales increase and productivity, partially offset by raw material inflation and higher SG&A.
Office Products
Net sales for the second quarter of 2006 were $579.1 million, an increase of $83.6 million, or 16.9%, from $495.5 million in the second quarter of 2005, benefiting primarily from the effect of the DYMO acquisition. From a product line perspective, double-digit growth in markers and growth in everyday writing were partially offset by declines in coloring and office organization.
Operating income for the second quarter of 2006 was $99.9 million or 17.3% of sales, an increase of $1.0 million, or 1.0%, from $98.9 million in the second quarter of 2005. The additional income from the DYMO acquisition was offset by increased SG&A investment, restructuring related inefficiencies and acquisition integration costs.
Tools & Hardware
Net sales for the second quarter of 2006 were $328.8 million, an increase of $13.3 million, or 4.2%, from $315.5 million in the second quarter of 2005, driven by double-digit growth in the IRWIN and LENOX branded tools businesses.
Operating income for the second quarter of 2006 was $53.8 million, or 16.4% of sales, an increase of $4.5 million, or 9.1%, from $49.3 million in the second quarter of 2005. Operating income increased as a result of the increased sales volume and productivity initiatives, partially offset by additional SG&A investment and raw material inflation.
Home Fashions
Net sales for the second quarter of 2006 were $106.6 million, a decrease of $8.4 million, or 7.3%, from $115.0 million in the second quarter of 2005. The decrease was due to the timing of first half shipments. This segment posted double-digit growth in the first quarter.
Operating income for the second quarter of 2006 was $14.4 million, or 13.5% of sales, an increase of $6.4 million, or 80.0%, from $8.0 million in the second quarter of 2005. The increase in operating income was the result of strong productivity partially offset by the sales decline.
Other
Net sales for the second quarter of 2006 were $279.0 million, an increase of $21.5 million, or 8.3%, from $257.5 million in the second quarter of 2005, driven by double-digit growth in the Calphalon and Goody businesses.
Operating income for the second quarter of 2006 was $29.8 million or 10.7% of sales, an increase of $6.9 million, or 30.1%, from $22.9 million in the second quarter of 2005. Driving the favorability was the increase in sales and productivity, partially offset by increased SG&A investment.
Six Months Ended June 30, 2006 vs. Six Months Ended June 30, 2005
Consolidated Operating Results:
Net sales for the six months ended June 30, 2006 were $3,102.1 million, representing an increase of $291.0 million, or 10.4%, from $2,811.1 million in the comparable period of 2005. Excluding sales related to the DYMO acquisition, sales were up $175 million, or 6.2%, with the Company’s Invest businesses generating a 4.9% improvement in sales, excluding sales resulting from the DYMO acquisition, for the first six months of 2006 versus the comparable period of 2005, and the Company’s Fix businesses increasing net sales by 10.8% in the first six months of 2006 versus the comparable period of 2005.
Gross margin, as a percentage of net sales, in the six months ended June 30, 2006 was 32.7%, or $1,014.9 million, versus 29.8%, or $837.0 million, in the comparable period of 2005. The increase in gross margin is a result of productivity, favorable pricing, and favorable mix, partially offset by the impact of raw material inflation.
SG&A expenses in the first six months of 2006 were 21.9% of net sales, or $678.0 million, versus 19.9%, or $560.7 million, in the comparable period of 2005. The primary drivers of the increase were the additional strategic advertising and promotional investments in the Rubbermaid Commercial and Food Products, Tools & Hardware, Calphalon, Graco and Office Products businesses, the impact of the DYMO acquisition, the expense related to stock option accounting, and the non-recurring pension curtailment benefit recognized in 2005.
In the first six months of 2006, the Company recorded $43.3 million in restructuring costs related to Project Acceleration. The Company announced the closure of 15 manufacturing facilities since the inception of the Plan. The Company continues to expect cumulative charges of $350 to $400 million, approximately 60% of which are expected to be cash charges, over the life of the initiative. Annualized savings are projected to exceed $120 million upon completion of the project with an approximate $50 million benefit expected in 2007 and the remainder in 2008. In the first six months of 2005, the Company recorded restructuring costs of $6.8 million. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income in the first six months of 2006 was $293.6 million, or 9.5% of net sales, versus $238.1 million, or 8.5%, in the comparable period of 2005. The change in operating income is the result of the factors described above.
Net nonoperating expenses in the first six months of 2006 were 2.4% of net sales, or $73.0 million, versus 2.2% of net sales, or $62.3 million, in the comparable period of 2005. The increase in net nonoperating expenses is primarily attributable to an increase in net interest expense as a result of borrowings to fund the DYMO acquisition and rising interest rates.
The effective tax rate was (15.4)% in the first six months of 2006 versus (4.5)% in the comparable period of 2005. The change in the effective tax rate is primarily related to the $78.0 million net income tax benefit recorded in the first quarter of 2006 as a result of the reorganization of certain of the Company’s non-U.S. subsidiaries and the $22.7 million income tax benefit recorded in the second quarter of 2006 as a result of the determination that the Company would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. In the first six months of 2005, a net income tax benefit of $58.6 million was recorded as a result of the favorable resolution of a tax contingency.
Income from continuing operations for the first six months of 2006 was $254.5 million, compared to $183.7 million in the first six months of 2005. Diluted earnings per share from continuing operations were $0.92 in the first six months of 2006 compared to $0.67 in the first six months of 2005.
The loss from discontinued operations, net of tax, was $80.2 million and $80.9 million for the six months ended June 30, 2006 and 2005, respectively. The loss on disposal of discontinued operations for the six months ended June 30, 2006 was $2.9 million, net of tax, compared to $63.2 million, net of tax, in the first six months of 2005. The 2006 loss was primarily related to the disposal of the European Cookware business, while the 2005 loss related primarily to the disposal of the Curver business. The loss from operations of discontinued operations for the six months ended June 30, 2006 was $77.3 million, net of tax, compared to $17.7 million, net of tax, in the first six months of 2005. The 2006 net loss from operations included a $50.9 million impairment charge recorded in the first quarter to write off the goodwill of the Home Décor Europe business. Diluted loss per share from discontinued operations was $0.28 in the first six months of 2006 compared to $0.29 in the first six months of 2005. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.

Net income for the six months ended June 30, 2006 was $174.3 million, compared to $102.8 million in the comparable period of 2005. Diluted earnings per share were $0.64 for the six months ended June 30, 2006 compared to $0.37 in the comparable period of 2005.
Business Group Operating Results:
Net sales by reportable segment were as follows for the six months ended June 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$736.4	$665.4	10.7%
Office Products	969.9	828.3	17.1
Tools & Hardware	605.6	591.9	2.3
Home Fashions	223.2	212.7	4.9
Other	567.0	512.8	10.6

Total Net Sales (1)	$3,102.1	$2,811.1	10.4%

Operating income (loss) by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$64.2	$35.6	80.3%
Office Products	132.2	132.4	(0.2)
Tools & Hardware	86.9	76.0	14.3
Home Fashions	31.5	10.3	205.8
Other	59.7	41.2	44.9
Corporate Costs (2)	(37.6)	(19.2)	(95.8)
Impairment Charges (3)	—	(31.4)
Restructuring Costs (4)	(43.3)	(6.8)	(536.8)

Total Operating Income (5)	$293.6	$238.1	23.3%

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in the six months ended June 30, 2006 and 2005. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs, including stock-based compensation, that are not allocated to a particular segment.

(3)	Impairment charges have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.

(4)	Restructuring costs have been presented separately in this table. For additional information refer to Footnote 5 to the Consolidated Financial Statements (Unaudited).

(5)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis.

Cleaning & Organization
Net sales for the six months ended June 30, 2006 were $736.4 million, an increase of $71.0 million, or 10.7%, from $665.4 million in the six months ended June 30, 2005, driven by double-digit growth in the Rubbermaid Home Products business, high single-digit growth in the Rubbermaid Commercial Products business and low single-digit growth in the Rubbermaid Food Service business. The sales growth in the Rubbermaid Home Products business for the first six months of 2006 resulted largely from the fact that sales in the six months ended June 30, 2005 were suppressed by product line exits and pricing actions required to offset raw material inflation. During the second half and fourth quarter of 2005, Rubbermaid Home Products sales were favorably impacted by holiday promotions, which will affect second half and full year over year sales growth for this business.
Operating income for the six months ended June 30, 2006 was $64.2 million or 8.7% of sales, an increase of $28.6 million, or 80.3%, from $35.6 million in the six months ended June 30, 2005. The increase in operating income is a result of the sales increase, productivity and favorable mix, partially offset by raw material inflation and higher SG&A.
Office Products
Net sales for the six months ended June 30, 2006 were $969.9 million, an increase of $141.6 million, or 17.1%, from $828.3 million in the six months ended June 30, 2005, benefiting primarily from the impact of the DYMO acquisition. Excluding the impact of DYMO, sales increased approximately 3.1%. From a product line perspective, double-digit growth in markers and growth in everyday writing were partially offset by declines in coloring, fine writing and office organization.
Operating income for the six months ended June 30, 2006 remained relatively flat at $132.2 million, or 13.6% of sales, compared to $132.4 million in the six months ended June 30, 2005. The additional income generated from the DYMO acquisition was more than offset by increased SG&A investment, restructuring related expenses and acquisition integration costs.
Tools & Hardware
Net sales for the six months ended June 30, 2006 were $605.6 million, an increase of $13.7 million, or 2.3%, from $591.9 million in the six months ended June 30, 2005, driven by double-digit growth in the IRWIN and LENOX branded tools business, partially offset by a double-digit decline in the consumer electronic tools business which is near the end of its product life cycle.
Operating income for the six months ended June 30, 2006 was $86.9 million or 14.3% of sales, an increase of $10.9 million, or 14.3%, from $76.0 million in the six months ended June 30, 2005. Operating income increased primarily as the result of productivity initiatives, sales volume and favorable mix, partially offset by increased SG&A investment and raw material inflation.
Home Fashions
Net sales for the six months ended June 30, 2006 were $223.2 million, an increase of $10.5 million, or 4.9%, from $212.7 million in the six months ended June 30, 2005. Sales benefited from the addition of a new warehouse at a key retailer and generally low customer inventories coming into the year.
Operating income for the six months ended June 30, 2006 was $31.5 million or 14.1% of sales, an increase of $21.2 million, or 205.8%, from $10.3 million in the six months ended June 30, 2005. The increase in operating income was the result of sales growth and strong productivity.
Other
Net sales for the six months ended June 30, 2006 were $567.0 million, an increase of $54.2 million, or 10.6%, from $512.8 million in the six months ended June 30, 2005, driven by double-digit increases in the Calphalon, Goody and Little Tikes businesses and mid single-digit growth in Graco. A portion of the sales increase relates to the timing of promotions and plan-o-gram changes at retailers.
Operating income for the six months ended June 30, 2006 was $59.7 million or 10.5% of sales, an increase of $18.5 million, or 44.9%, from $41.2 million in the six months ended June 30, 2005. The primary drivers of the increase in operating income were the impact of the sales increase, productivity and favorable mix, partially offset by increased SG&A investment.

Liquidity and Capital Resources
Cash and cash equivalents increased by $0.8 million for the six months ended June 30, 2006. The change in cash and cash equivalents is as follows for the six months ended June 30, (in millions):

	2006	2005

Cash provided by operating activities	$92.1	$91.9
Cash used in investing activities	(63.3)	(58.9)
Cash used in financing activities	(28.9)	(319.8)
Exchange effect on cash and cash equivalents	0.9	(6.6)

Increase (decrease) in cash and cash equivalents	$0.8	$(293.4)

Sources:
The Company’s primary sources of liquidity and capital resources include cash provided by operating activities, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the six months ended June 30, 2006 was $92.1 million compared to $91.9 million for the comparable period of 2005.
The Company has a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement, which expires in November 2010. At June 30, 2006, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At June 30, 2006, $270.0 million of commercial paper was outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms and requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of June 30, 2006, the Company was in compliance with the agreement governing the Revolver. On an annual basis, the Company may request extension of the Revolver (subject to lender approval) for additional one-year periods.
In the first six months of 2006, the Company received proceeds from the issuance of debt of $167.2 million compared to $131.7 million in the first six months of 2005.
In the first six months of 2006, the Company received cash proceeds of $40.2 million related to the sale of businesses and other non-current assets, compared to $22.1 million in the first six months of 2005. The Company’s European Cookware business was sold in 2006, generating cash proceeds of $29.3 million.
Uses:
The Company’s primary uses of liquidity and capital resources include acquisitions, dividend payments, capital expenditures and payments on debt.
In the first six months of 2006, the Company spent $46.3 million on strategic acquisitions, compared to $35.0 million in the comparable period of 2005.
In the first six months of 2006, the Company made payments on notes payable and long-term debt of $82.0 million compared to $335.7 million in the first six months of 2005, including the purchases in 2005 of 550,000 and 200,000 shares of its Preferred Securities from a holder for $47.375 per share and $46.25 per share, respectively. The Company paid $26.1 million and $9.3 million, respectively, for the purchases of these securities.
Cash used for restructuring activities was $11.9 million and $16.4 million in the first six months of 2006 and 2005, respectively. These payments relate primarily to employee termination benefits. The Company expects to spend approximately $75 million in 2006 related to restructuring activities. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for additional information.
Capital expenditures were $57.2 million and $46.0 million in the first six months of 2006 and 2005, respectively. Capital expenditures for 2006 are expected to be in the range of $125 to $150 million.
In the first six months of 2006, the Company paid $20.9 million to fund the U.S. defined contribution plan implemented in 2005. See Footnote 8 to the Consolidated Financial Statements (Unaudited) for additional information.
Dividends paid were $116.4 million and $115.8 million in the first six months of 2006 and 2005, respectively. In the second half of 2006, the Company expects to make similar dividend payments.
Stockholders’ equity increased in the first six months of 2006 by $84.7 million. The increase in stockholders’ equity is primarily due to the current year net income and foreign currency translation adjustments, partially offset by dividends paid on common stock.
Working capital at June 30, 2006 was $729.2 million compared to $675.3 million at December 31, 2005. The current ratio was 1.37:1 at June 30, 2006 and 1.38:1 at December 31, 2005.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .60:1 at June 30, 2006 and .60:1 at December 31, 2005.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Critical Accounting Policies
The Company’s accounting policies are more fully described in the consolidated financial statements included in the 2005 Annual Report on Form 10-K. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the consolidated financial statements. The Company describes its most critical accounting policies in its 2005 Annual Report on Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations. During the first quarter of 2006, the Company adopted SFAS No. 123(R), Share-Based Payment. The following discussion provides additional information about the effects on the consolidated financial statements of judgments and estimates related to the Company’s policies on the recording of stock–based compensation expense.
Stock Options
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See Footnote 12 to the Consolidated Financial Statements (Unaudited) for a further discussion of stock-based compensation.
Recent Accounting Pronouncement
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require a review of all tax positions accounted for in accordance with FASB Statement No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which we intend to adopt on January 1, 2007. We do not expect the adoption of this statement to have a material effect on our financial position or results of operation.
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

The Company purchases certain raw materials, including resin, corrugate, steel and aluminum, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process. In the first six months of 2006, the Company experienced raw material inflation (primarily in resin), which was more than offset by pricing increases, favorable mix and productivity.
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table indicates the calculated amounts for the six months ended June 30, (dollars in millions):

	2006		2005
	Six		Six
	Month	June 30,	Month	June 30,	Confidence
	Average	2006	Average	2005	Level
Interest rates	$8.4	$8.8	$10.4	$10.8	95%
Foreign exchange	$5.5	$5.8	$2.1	$2.7	95%
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
Forward Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales, income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Exhibit 99.1 to this Report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Results of Operations and Financial Condition (Part I, Item 2).

Item 4. Controls and Procedures
As of June 30, 2006, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 4. Submission of Matters to a Vote of Security Holders
On May 9, 2006, the 2006 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefore:
Proposal 1. Election of Directors. The following nominees were elected to serve as Directors of the Company for a term of three years.

	Number of Shares
Nominee	For	Withheld
Thomas E. Clarke	160,388,781	85,260,996
Elizabeth Cuthbert Millett	177,956,327	67,693,450
Steven J. Strobel	241,003,924	4,645,853
In addition, the terms of office of the following Directors continued after the meeting: Scott S. Cowen, Michael T. Cowhig, Mark D. Ketchum, William D. Marohn, Cynthia A. Montgomery, Allan P. Newell, Gordon R. Sullivan and Raymond G. Viault.
Proposal 2. Approval of Amended and Restated Newell Rubbermaid Inc. 2003 Stock Plan. A proposal to approve the amended and restated Newell Rubbermaid Inc. 2003 Stock Plan was adopted, with 165,851,219 votes cast for, 38,501,114 votes cast against, 1,863,668 votes abstained, and 39,433,776 broker non-votes.
Proposal 3. Approval of Newell Rubbermaid Inc. Employee Stock Purchase Plan. A proposal to approve the Newell Rubbermaid Employee Stock Purchase Plan was adopted with 200,561,240 votes cast for, 3,929,513 votes cast against, 1,725,248 votes abstained, and 39,433,776 broker non-votes.
Proposal 4. Ratification of Appointment of Independent Registered Public Accounting Firm. A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2006 was adopted, with 243,224,072 votes cast for, 858,015 votes cast against, and 1,567,690 votes abstained.
Proposal 5. A stockholder proposal requesting that the Company’s Board of Directors adopt a rule that the Board of Directors will redeem any current or future poison pill unless such poison pill is submitted to a stockholder vote, as a separate ballot item, as soon as practicable, was adopted, with 172,487,168 votes cast for, 31,380,739 votes cast against, 2,348,094 votes abstained, and 39,433,776 broker non-votes.
Proposal 6. A stockholder proposal requesting that the Board of Directors take the necessary steps to declassify the Company’s Board of Directors and establish annual elections of all Directors was adopted, with 169,963,091 votes cast for, 33,946,487 votes cast against, 2,306,423 votes abstained, and 39,433,776 broker non-votes.
Item 6. Exhibits.

3.1	By-Laws of Newell Rubbermaid Inc., as amended as of April 26, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2006).

3.2	Amendment to By-Laws of Newell Rubbermaid Inc., effective April 26, 2006 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2006).

4.1	By-Laws of Newell Rubbermaid Inc., as amended as of April 26, 2006, are included in Item 3.1.

10.1	Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006).

10.2	Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006.

10.3	Forms of Restricted Stock Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006.

10.4	Performance Share Award Agreement granted to Mark D. Ketchum under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006.

12	Statement of Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: August 7, 2006	/s/ Ronald L. Hardnock Ronald L. Hardnock
Vice President – Corporate Controller