Form 10-Q
period 2006-09-30
NEWELL RUBBERMAID INC
filed 2006-11-06
CIK 814453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2006
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
Yes ☐           No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2006: 277.2 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,586.1	$1,436.6	$4,562.8	$4,134.2
Cost of products sold	1,050.9	974.2	3,032.5	2,856.3

GROSS MARGIN	535.2	462.4	1,530.3	1,277.9
Selling, general and administrative expenses	334.9	273.0	990.3	810.4
Impairment (credits) charges	—	(25.2)	—	6.2
Restructuring costs	22.1	14.6	50.3	21.4

OPERATING INCOME	178.2	200.0	489.7	439.9

Nonoperating expenses:
Interest expense, net	32.9	34.3	102.2	96.2
Other expense (income), net	3.4	(1.1)	7.7	(0.7)

Net nonoperating expenses	36.3	33.2	109.9	95.5

INCOME BEFORE INCOME TAXES	141.9	166.8	379.8	344.4
Income taxes	29.2	30.2	1.4	23.4

INCOME FROM CONTINUING OPERATIONS	112.7	136.6	378.4	321.0
Loss from discontinued operations, net of tax	(4.2)	(65.1)	(95.6)	(146.7)

NET INCOME	$108.5	$71.5	$282.8	$174.3

Weighted average shares outstanding:
Basic	274.6	274.4	274.6	274.4
Diluted	275.6	283.3	283.6	274.8

Earnings (loss) per share:
Basic —
Income from continuing operations	$0.41	$0.50	$1.38	$1.17
Loss from discontinued operations	(0.02)	(0.24)	(0.35)	(0.53)

Earnings per common share	$0.39	$0.26	$1.03	$0.64

Diluted —
Income from continuing operations	$0.41	$0.49	$1.37	$1.17
Loss from discontinued operations	(0.02)	(0.23)	(0.34)	(0.53)

Earnings per common share	$0.39	$0.27	$1.03	$0.63

Dividends per share	$0.21	$0.21	$0.63	$0.63
See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	September 30,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$137.4	$115.5
Accounts receivable, net	1,079.5	1,107.7
Inventories, net	946.0	793.8
Deferred income taxes	117.4	109.8
Prepaid expenses and other	136.2	103.2
Current assets of discontinued operations	287.7	242.7

TOTAL CURRENT ASSETS	2,704.2	2,472.7

PROPERTY, PLANT AND EQUIPMENT, NET	763.6	854.0

DEFERRED INCOME TAXES	—	37.7

GOODWILL	2,412.1	2,304.4

OTHER INTANGIBLE ASSETS, NET	437.9	401.7

OTHER ASSETS	195.3	185.2

NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	—	190.4

TOTAL ASSETS	$6,513.1	$6,446.1

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
(Amounts in millions, except par value)

	September 30,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$605.4	$590.5
Accrued compensation	155.0	142.6
Other accrued liabilities	661.0	677.7
Income taxes payable	68.9	82.6
Notes payable	21.5	4.0
Current portion of long-term debt	405.9	162.8
Current liabilities of discontinued operations	129.8	137.2

TOTAL CURRENT LIABILITIES	2,047.5	1,797.4

LONG-TERM DEBT	2,028.8	2,429.7

DEFERRED INCOME TAXES	31.8	—

OTHER NONCURRENT LIABILITIES	582.9	566.6

LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	—	9.2

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares,
800.0 at $1.00 par value	290.7	290.2
Outstanding shares:
2006 - 290.7
2005 - 290.2
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2006 - 15.7
2005 - 15.7
Additional paid-in capital	488.3	453.0
Retained earnings	1,646.5	1,538.3
Accumulated other comprehensive loss	(191.8)	(226.7)

TOTAL STOCKHOLDERS’ EQUITY	1,822.1	1,643.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,513.1	$6,446.1

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income	$282.8	$174.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147.1	145.3
Deferred income taxes	18.1	17.6
Impairment charges	50.9	40.2
Noncash restructuring costs	32.5	5.3
Gain on sale of assets/debt extinguishment	(5.1)	(7.1)
Stock-based compensation expense	24.7	4.6
Loss on disposal of discontinued operations	11.9	87.5
Other	(10.0)	(10.2)
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	48.7	94.7
Inventories	(135.8)	(74.5)
Accounts payable	7.5	(60.9)
Accrued liabilities and other	(84.2)	(1.0)
Discontinued operations	15.2	35.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	404.3	451.3

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(42.4)	(35.3)
Capital expenditures	(94.1)	(69.9)
Disposals of noncurrent assets and sale of businesses	48.3	29.4

NET CASH USED IN INVESTING ACTIVITIES	(88.2)	(75.8)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	170.3	134.1
Payments on notes payable and long-term debt	(300.6)	(345.0)
Cash dividends	(174.6)	(173.7)
Proceeds from exercised stock options and other	8.9	(2.8)

NET CASH USED IN FINANCING ACTIVITIES	(296.0)	(387.4)

Exchange rate effect on cash and cash equivalents	1.8	(8.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21.9	(20.1)

Cash and cash equivalents at beginning of year	115.5	505.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137.4	$485.5

See Footnotes to Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.
Seasonal Variations: The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter.
Recent Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require a review of all tax positions accounted for in accordance with FASB Statement No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, and the Company intends to adopt the interpretation on January 1, 2007. The Company is currently analyzing the effect FIN 48 will have on its financial position and results of operations, but does not believe the effect will be material.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and the Company intends to adopt the standard on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows, but does not believe the effect will be material.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position beginning with years ending after December 15, 2008 (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of December 31, 2006.

The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial position and results of operations, but does not believe the effect will be material.
Reclassifications: Certain amounts in prior years have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations. See Footnote 3 for a discussion of discontinued operations.
Footnote 2 – Acquisition of Business
On November 23, 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte AB. The Company has substantially finalized the purchase price allocation of $700.1 million to the identifiable assets and liabilities. The purchase price allocation was based on management’s estimate of fair value using the assistance of appraisals at the date of acquisition as follows (in millions):

Current assets	$34.6
Property, plant & equipment	21.7
Goodwill	608.7
Other intangible assets	118.9
Other assets	0.9

Total assets	$784.8

Current liabilities	$36.4
Deferred income taxes	44.8
Other noncurrent liabilities	3.5

Total liabilities	$84.7

The allocation of the purchase price resulted in the recognition of $608.7 million of goodwill primarily related to the anticipated future earnings and cash flows of the DYMO business including the estimated effects of the integration of this business into the Office Products segment. The transaction resulted in the recognition of $118.9 million in intangible assets consisting primarily of customer lists, patents, and trademarks. Approximately $77.4 million were indefinite-lived intangible assets related to trademarks and $41.5 million related to finite-lived intangible assets that will be amortized over periods of 3 to 10 years.
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
The unaudited consolidated results of operations on a pro forma basis, as though the 2005 acquisition of DYMO had been completed on January 1, 2005, are as follows: (in millions, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net sales	$1,492.2	$4,304.0
Income from continuing operations	$139.2	$333.1
Net income	$74.1	$186.4

Basic earnings per share
Income from continuing operations	$0.51	$1.21
Net income	$0.27	$0.68

Diluted earnings per share
Income from continuing operations	$0.50	$1.21
Net income	$0.27	$0.68

These pro forma financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that are expected to result from integration.
Footnote 3 – Discontinued Operations
The following table summarizes the results of the discontinued operations for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$133.4	$175.3	$417.3	$597.7

Gain (loss) from operations of discontinued operations, net of income tax expense of $5.5 and $2.9 for the three months ended September 30, 2006 and 2005, respectively, and $2.1 and $5.3 for the nine months ended September 30, 2006 and 2005, respectively	$4.8	$(40.8)	$(83.7)	$(59.2)
Loss on disposal of discontinued operations, net of income tax benefit of zero and $0.4 for the three and nine months ended September 30, 2006 and zero for the three and nine months ended September 30, 2005	(9.0)	(24.3)	(11.9)	(87.5)

Loss from discontinued operations, net of tax	$(4.2)	$(65.1)	$(95.6)	$(146.7)

No amounts related to interest expense have been allocated to discontinued operations.
Little Tikes
In September 2006, the Company entered into an agreement for the intended sale of its Little Tikes business unit to a global family and children’s entertainment company. Little Tikes is a global marketer and manufacturer of children’s toys and furniture for consumers. The transaction closed in the fourth quarter of 2006. This business was previously included in the Company’s Home & Family segment. In 2005, Little Tikes had net sales of approximately $250 million. In the fourth quarter of 2006, the Company expects to record a net gain of $15 to $25 million related to this transaction.
Home Décor Europe
In June 2006, the Company’s Board of Directors committed to a plan to sell the Home Décor Europe business. As a result, the business’s operating results, including the impairment loss recognized in the first quarter (see further discussion below), have been included in the loss from operations of discontinued operations for the nine months ended September 30, 2006. The Home Décor Europe business designs, manufactures and sells drapery hardware and window treatments in Europe under Gardinia® and other local brands and was previously classified in the Company’s Home Fashions segment.
On September 19, 2006, the Company entered into an agreement for the intended sale of portions of the Home Décor Europe business to a global manufacturer and marketer of window treatments and furnishings. The sale includes the businesses in Portugal and the Nordic, Central and Eastern European regions. For the intended purchase of the Central and Eastern European operations, the buyer would take a minority position in a management buyout of those businesses. This sale includes the largest portion of the total Home Décor Europe business. The transaction is expected to close in the fourth quarter of 2006 or the first quarter of 2007, subject to receipt of financing by the purchasers and completion of all required regulatory approvals, including consultation with works councils, trade unions and employee representatives in the affected countries.

On October 17, 2006, the Company received a binding offer for the intended sale of the Southern European region of the Home Décor Europe business to another party. The transaction is expected to close by January 1, 2007, subject to completion of all required regulatory approvals, including consultation with works councils, trade unions and employee representatives in the affected countries.
Impairment testing performed by the Company in 2005, utilizing a discounted cash flow analysis, indicated that the enterprise value of the Home Décor Europe business significantly exceeded the book value of this business unit, and no impairment was recorded in respect of this business in 2005. However, during the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’s fair value, and revealed that the value of the business to a third party was lower than the fair value the Company had previously estimated using expected future cash flows. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded a $50.9 million impairment loss in the first quarter of 2006. During the third quarter of 2006, as a result of the agreements discussed above to dispose of the business, the Company recorded an additional impairment charge of $6.8 million.
European Cookware
In October 2005, the Company entered into an agreement for the intended sale of its European Cookware business. The Company completed this divestiture on January 1, 2006. This business included the brands Pyrex® (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only) and Vitri® and was previously included in the Company’s Home & Family segment.
In connection with this transaction, the Company recorded a total non-cash loss related to the sale of $24.3 million for the three and nine months ended September 30, 2005. The non-cash loss is reported in the table above as part of the loss on disposal of discontinued operations.
Curver
In January 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. In June 2005, the Company completed the sale of its Curver business. The Curver business included the Company’s European indoor organization and home storage division and was previously reported in the Cleaning & Organization segment.
In connection with this transaction, the Company recorded a total non-cash loss related to the sale of $62.0 million for the nine months ended September 30, 2005. The non-cash loss is reported in the table above as part of the loss on disposal of discontinued operations.
Footnote 4 –Impairment Charges
As more fully disclosed in its 2005 Annual Report Form 10-K, the Company conducts its annual test of impairment for goodwill and other indefinite-lived intangible assets in the third quarter. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. The Company tests for impairment at the operating segment level. The Company cannot predict whether certain events might occur that would adversely affect the reported value of the remaining goodwill and other identifiable intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material adverse change in its relationship with significant customers. Additionally, increases in the risk adjusted rate could result in additional impairment charges. For a description of the Company’s accounting policy, please refer to the 2005 Annual Report Form 10-K.

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
Subsequent to the recent planning meetings, the Company conducted its impairment testing of indefinite-lived intangible assets and goodwill, giving consideration to underlying strategic and economic changes in the business. Additionally, the Company conducted its testing of other long-lived assets for impairment, where necessary, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
The Company recorded no impairment charges in the third quarter of 2006 as a result of the annual impairment testing performed in 2006. As a result of the impairment testing described above, the Company recorded noncash impairment charges in 2005. These charges were required primarily to write-down certain long-lived assets (primarily property, plant & equipment and patents) to fair value.
In the second quarter of 2005, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized an impairment charge of $31.4 million in order to state the assets of this business at their estimated fair values. In the third and fourth quarters of 2005, the Company revised its estimate related to the fair value of this business after winning several line reviews with a key retailer and reversed approximately $25 million in the third quarter and approximately $6 million in the fourth quarter. In the fourth quarter of 2005, the Company changed its decision to dispose of this business as a result of the aforementioned line review wins and the identification of significant productivity opportunities.
Footnote 5 — Restructuring Costs
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a three-year restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions, and to allow the Company to increase investment in new product development, brand building and marketing. The Plan includes the closure of approximately one-third of the Company’s 80 manufacturing facilities (as of September 2005), optimizing the Company’s geographic manufacturing footprint. Since the plan’s inception, the Company has announced the closure of 18 manufacturing facilities. Through September 30, 2006, the Company has approved approximately $150 million in restructuring actions related to Project Acceleration and recorded $101.6 million of costs. The Company expects the remaining costs, primarily severance, associated with plans approved as of September 30, 2006, to be recorded during the fourth quarter.
The Plan is expected to result in cumulative restructuring costs totaling between $350 million and $400 million ($295 million — $340 million after tax), with between $90 million and $110 million ($70 million — $90 million after tax) to be incurred in 2006. Approximately 60% of the costs are expected to be cash. Annualized savings are projected to exceed $120 million upon conclusion of the program in 2008 with expected savings of approximately $50 million in 2007.

The table below shows the restructuring costs recognized for restructuring activities for the following periods (in millions):

	Three	Nine
	Months Ended	Months Ended
	September 30, 2006	September 30, 2006

Facility and other exit costs	$5.7	$17.4
Employee severance and termination benefits	15.2	29.7
Exited contractual commitments and other	1.2	3.2

Restructuring costs	$22.1	$50.3

The facility and other exit costs are primarily related to the impairment of assets associated with vacated facilities and future minimum lease payments.
A summary of the Company’s restructuring reserves related to the Plan for the nine months ended September 30, 2006, is as follows (in millions):

Balance as of January 1	$—
Restructuring costs (provision)	50.3
Costs incurred	(32.2)

Balance as of September 30	$18.1

A summary of the Company’s restructuring reserves for the pre-Acceleration restructuring activities (see the Company’s Form 10-K for the fiscal year ended December 31, 2005 for further information) for the nine months ended September 30, 2005 is as follows (in millions):

Balance as of January 1	$24.6
Restructuring costs (provision)	21.4
Costs incurred	(28.8)

Balance as of September 30	$17.2

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. Cash paid for restructuring activities was $6.6 million and $7.8 million for the three months ended September 30, 2006 and 2005, respectively. Cash paid for restructuring activities was $18.5 million and $24.2 million for the nine months ended September 30, 2006 and 2005, respectively.
The following table depicts the changes in accrued restructuring reserves for the Plan for the nine months ended September 30, aggregated by reportable business segment (in millions):

	12/31/05		Costs	9/30/06
Segment	Balance	Provision	Incurred	Balance

Cleaning & Organization	$—	$18.4	$(15.2)	$3.2
Office Products	—	25.2	(11.8)	13.4
Tools & Hardware	—	3.7	(3.0)	0.7
Home Fashions	—	3.2	(3.0)	0.2
Home & Family	—	(0.7)	1.3	0.6
Corporate	—	0.5	(0.5)	—

	$—	$50.3	$(32.2)	$18.1

During the third quarter of 2006, the Company received a better indication of the value of assets being disposed of in the Home & Family segment. These assets were previously written down to recovery value during the fourth quarter of 2005 as part of Project Acceleration. As a result, the Company reversed $2.0 million of restructuring charges in the third quarter of 2006 due to higher proceeds.

Footnote 6 — Inventories
Inventories are stated at the lower of cost or market value. The components of inventories, net of LIFO reserves, were as follows (in millions):

	September 30,	December 31,
	2006	2005
Materials and supplies	$196.3	$159.7
Work in-process	167.6	169.0
Finished products	582.1	465.1

	$946.0	$793.8

Footnote 7 – Long-Term Debt
The following is a summary of long-term debt (in millions):

	September 30,	December 31,
	2006	2005
Medium-term notes	$1,475.0	$1,475.0
Commercial paper	56.0	202.0
Floating rate note/preferred debt securities	448.0	450.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	14.7	24.8
Other long-term debt	4.3	4.0

Total Debt	2,434.7	2,592.5
Current portion of long-term debt	(405.9)	(162.8)

Long-Term Debt	$2,028.8	$2,429.7

Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. On September 18, 2006, in accordance with the terms of the receivables facility, the financing entity caused the preferred debt securities to be exchanged for cash of $2.2 million, a two year floating rate note in an aggregate principal amount of $448.0 million and a cash premium of $5.2 million. Because this debt matures in 2008, the entire amount is considered to be long-term. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing entity with a par value equal to the outstanding principal amount of the note. The note must be repaid and any preferred debt securities into which the note is converted must be retired or redeemed before the Company can have access to the financing entity’s receivables. As of September 30, 2006 and December 31, 2005, the aggregate amount of outstanding receivables sold under this facility was $672.6 million and $746.9 million, respectively. The receivables and the preferred debt securities or note, as applicable, are recorded in the consolidated accounts of the Company.
On November 14, 2005, the Company entered into a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement. On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. The Company elected to extend the Revolver for an additional one-year period and all but one lender approved the one-year extension, which will now expire in November 2011. Accordingly, the Company has a four-year $750.0 million facility and a one-year $725.0 million facility for year five. At September 30, 2006, there were no borrowings under the Revolver.
Footnote 8 – Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost (benefit) for the three months ended September 30, (in millions):

	United States		International
	2006	2005	2006	2005
Service cost-benefits earned during the period	$0.7	$0.8	$1.9	$2.0
Interest cost on projected benefit obligation	12.8	12.9	6.3	5.8
Expected return on plan assets	(14.9)	(16.2)	(6.3)	(5.2)
Amortization of:
Prior service cost	0.3	0.3	—	—
Actuarial loss	2.0	1.2	1.2	0.9
Curtailment & special termination benefit gains	0.2	—	—	—

Net pension cost (benefit)	$1.1	$(1.0)	$3.1	$3.5

The following table presents the components of the Company’s pension cost (benefit) for the nine months ended September 30, (in millions):

	United States		International
	2006	2005	2006	2005
Service cost-benefits earned during the period	$2.2	$1.7	$5.7	$6.2
Interest cost on projected benefit obligation	38.5	38.6	18.3	18.0
Expected return on plan assets	(44.8)	(48.5)	(18.3)	(16.2)
Amortization of:
Prior service cost	0.8	0.8	—	—
Actuarial loss	5.9	3.7	3.6	2.8
Curtailment & special termination benefit gains	0.2	(16.1)	(0.3)	—

Net pension cost (benefit)	$2.8	$(19.8)	$9.0	$10.8

Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost of $15.8 million in the first quarter of 2005. The Company replaced the defined benefit pension plan with an additional defined contribution plan, whereby the Company will make additional contributions to the Company sponsored employees’ profit sharing plan. The Company recorded $4.8 million and $6.0 million in expense for the defined contribution plan for the three months ended September 30, 2006 and 2005, respectively. The Company recorded $15.4 million and $15.9 million in expense for the defined contribution plan for the nine months ended September 30, 2006 and 2005, respectively. During the first quarter of 2006, the Company paid $20.9 million to fund the prior year liability associated with the defined contribution plan.
The following table presents the components of the Company’s other postretirement benefits expense for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost-benefits earned during the year	$0.6	$0.9	$1.9	$2.8
Interest cost on projected benefit obligation	2.5	2.8	7.5	10.2
Amortization of prior service cost	(0.6)	(1.5)	(1.8)	(1.8)
Actuarial loss	—	0.5	—	1.0

Net other postretirement benefits expense	$2.5	$2.7	$7.6	$12.2

Footnote 9 – Income Taxes
The Company’s income tax expense and resulting effective tax rate, for each of the three and nine month periods ended September 30, 2006 and 2005, are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of discrete items required to be treated as interim period items. The effective tax rate for the three and nine months ended September 30, 2006 and 2005 were primarily impacted by the following tax matters characterized as period adjustments:
•
The statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $15.1 million and $15.3 million for the three months ended September 30, 2006 and 2005, respectively.

•
In the second quarter of 2006, the Company determined that it would more likely than not be able to utilize certain capital loss carryforwards that it previously believed would expire unused as a result of expected capital gains and tax planning strategies. Accordingly, the Company reversed an income tax valuation reserve of $22.7 million.

•	During the first quarter of 2006, the Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million.

•
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

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share for the three and nine months ended September 30, is shown below (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator for basic earnings per share:
Income from continuing operations	$112.7	$136.6	$378.4	$321.0
Loss from discontinued operations	(4.2)	(65.1)	(95.6)	(146.7)

Net income for basic earnings per share	$108.5	$71.5	$282.8	$174.3

Numerator for diluted earnings per share:
Income from continuing operations	$112.7	$136.6	$378.4	$321.0
Effect of convertible preferred securities (1)	—	3.6	10.7	—

Income from continuing operations for diluted earnings per share	112.7	140.2	389.1	321.0
Loss from discontinued operations	(4.2)	(65.1)	(95.6)	(146.7)

Net income for diluted earnings per share	$108.5	$75.1	$293.5	$174.3

Denominator:
Denominator for basic earnings per share – weighted-average shares	274.6	274.4	274.6	274.4
Dilutive securities (2)	1.0	0.6	0.7	0.4
Convertible preferred securities (1)	—	8.3	8.3	—

Denominator for diluted earnings per share	275.6	283.3	283.6	274.8

Basic earnings (loss) per share:
Earnings from continuing operations	$0.41	$0.50	$1.38	$1.17
Loss from discontinued operations	(0.02)	(0.24)	(0.35)	(0.53)

Earnings per share	$0.39	$0.26	$1.03	$0.64

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.41	$0.49	$1.37	$1.17
Loss from discontinued operations	(0.02)	(0.23)	(0.34)	(0.53)

Earnings per share	$0.39	$0.27	$1.03	$0.63

(1)
The convertible preferred securities are anti-dilutive for the three months ended September 30, 2006 and the nine months ended September 30, 2005, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million for the three months ended September 30, 2006 and $10.9 million for the nine months ended September 30, 2005. Weighted average shares outstanding would have increased by 8.3 million shares for the three months ended September 30, 2006 and 8.4 million shares for the nine months ended September 30, 2005.

(2)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for the three months ended September 30, 2006 and 2005 exclude the dilutive effect of approximately 12.4 million and 7.7 million stock options, respectively, because such options were anti-dilutive. The weighted-average shares outstanding for the nine months ended September 30, 2006 and 2005 exclude the dilutive effect of approximately 12.6 million and 9.9 million stock options, respectively, because such options were anti-dilutive.

Footnote 11 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains/(losses) on derivative instruments and minimum pension liability adjustments.

The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	After-tax	Accumulated
	Currency	Derivatives	Minimum	Other
	Translation	Hedging	Pension	Comprehensive
	Gain	Gain (Loss)	Liability	Loss
Balance at December 31, 2005	$12.8	$6.8	$(246.3)	$(226.7)
Current year change	37.4	(2.5)	—	34.9

Balance at September 30, 2006	$50.2	$4.3	$(246.3)	$(191.8)

Comprehensive income amounted to the following for the following periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$108.5	$71.5	$282.8	$174.3
Foreign currency translation gain (loss)	20.6	(6.3)	37.4	(75.8)
After-tax derivatives hedging gain (loss)	7.4	3.8	(2.5)	16.1

Comprehensive income	$136.5	$69.0	$317.7	$114.6

Footnote 12 – Stock-Based Compensation
The Company offers stock-based compensation to its employees that include stock options and restricted share awards as follows:
Stock Options
The Company’s stock plans include plans adopted in 1993 and 2003. The Company has issued both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years that generally vest over five years.
Restricted Stock
Restricted stock awards are independent of stock option grants and are subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest three years from the date of grant. Prior to vesting, ownership of the shares cannot be transferred. The restricted stock has the same dividend and voting rights as the common stock. The Company expenses the cost of these awards ratably over the vesting period.
Prior to January 1, 2006, the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company generally recognized compensation expense only for restricted stock. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values estimated in accordance with the provision of SFAS 123(R). Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years.

The table below highlights the expense related to share-based payments for the following periods (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Stock options	$4.6	$—	$13.0	$—
Restricted shares	4.7	1.7	11.7	4.6

Stock-based compensation	$9.3	$1.7	$24.7	$4.6

Stock-based compensation, net of income tax benefit	$6.5	$1.2	$17.1	$3.3

In 2006, the Company modified its stock-based compensation by expanding the number of employees receiving restricted shares. The net impact was to reduce the amount of annual options granted and increase the annual restricted stock awards. For the year ending December 31, 2006, the Company expects to recognize approximately $25 million, pre-tax, in additional stock-based compensation expense over 2005 as a result of the adoption of SFAS 123(R) and the modification of its stock-based compensation plan described above.
The following table is a reconciliation of the Company’s net income and earnings per share to pro forma net income and pro forma earnings per share as if the Company had adopted the provisions of SFAS No. 123 with respect to options granted under the Company’s stock option plans during the following periods (in millions, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income:
As reported	$71.5	$174.3
Fair value option expense, net of income taxes	(2.5)	(8.1)

Pro forma	$69.0	$166.2

Basic earnings per share:
As reported	$0.26	$0.64
Pro forma	$0.25	$0.61

Diluted earnings per share:
As reported	$0.27	$0.63
Pro forma	$0.26	$0.60
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the periods below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted-average fair value of grants	$7	$7	$7	$6
Risk-free interest rate	5.0%	3.9%	4.6%	3.9%
Dividend yield	3.0%	3.0%	3.0%	3.0%
Expected volatility	33%	33%	33%	33%
Expected life (in years)	6.5	6.5	6.5	6.5
The Company utilized its historic experience to estimate the expected life of the options and volatility.

The following summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2006 (shares in millions):

					Weighted
					Average
		Weighted		Weighted	Remaining	Aggregate
		Average		Average	Contractual	Intrinsic
		Exercise		Exercise	Term	Value
	Shares	Price	Exercisable	Price	(in years)	(in millions)

Outstanding at December 31, 2005	13.2	$27	5.8	$29	6.9
Granted	2.9	24
Exercised	(0.5)	24				$2
Canceled / expired	(1.2)	27

Outstanding at September 30, 2006	14.4	$26	6.9	$28	6.8	$18

Vested and expected to vest at September 30, 2006	13.8	$26			6.8	$17

Exercisable at September 30, 2006					5.1	$6

The following table summarizes the changes in the number of shares of restricted stock for the period ended September 30, 2006 (shares in millions):

		Weighted-
		average grant
	Shares	date fair value

Outstanding at December 31, 2005	1.0	$23
Granted	1.4	24
Vested	—	—
Canceled	(0.2)	(24)

Outstanding at September 30, 2006	2.2	$24

Vested and expected to vest at September 30, 2006	2.0	$24

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of September 30, 2006 (in millions):

	Unrecognized	Weighted Average
	Compensation	Period of Expense
	Cost	Recognition (in months)

Stock options	$43.7	30
Restricted stock	32.3	14

Total	$76.0

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

Home & Family (Other)
Operating segments that do not meet aggregation criteria with other operating segments, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards

In the first quarter of 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the Cleaning & Organization segment, and now reported in the Home & Family segment for all periods presented. The decision to realign these businesses, which include the Graco business, is consistent with the Company’s move from a regional management structure to a global business unit structure. Management measures segment profit as operating income of the business. The Company’s segment results are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales (1)
Cleaning & Organization	$401.1	$375.8	$1,137.5	$1,041.2
Office Products	517.5	427.8	1,487.4	1,256.1
Tools & Hardware	324.4	318.9	930.0	910.8
Home Fashions	118.2	115.1	341.4	327.8
Home & Family	224.9	199.0	666.5	598.3

	$1,586.1	$1,436.6	$4,562.8	$4,134.2

Operating Income (Loss) (2)
Cleaning & Organization	$50.2	$51.1	$114.4	$86.7
Office Products	75.7	59.9	207.9	192.3
Tools & Hardware	46.2	46.3	133.1	122.3
Home Fashions	17.6	16.8	49.1	27.1
Home & Family	28.9	25.4	91.4	68.4
Corporate (3)	(18.3)	(10.1)	(55.9)	(29.3)
Impairment Credits (Charges) (4)	—	25.2	—	(6.2)
Restructuring Costs (5)	(22.1)	(14.6)	(50.3)	(21.4)

	$178.2	$200.0	$489.7	$439.9

	September 30,	December 31,
Identifiable Assets	2006	2005
Cleaning & Organization	$709.3	$737.4
Office Products	1,244.7	1,020.0
Tools & Hardware	741.2	735.1
Home Fashions	154.0	179.6
Home & Family	285.6	283.6
Corporate (6)	3,090.6	3,057.3
Discontinued Operations	287.7	433.1

	$6,513.1	$6,446.1

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net Sales
United States	$1,183.4	$1,093.1	$3,415.1	$3,130.2
Canada	104.0	96.4	287.4	255.2

North America	1,287.4	1,189.5	3,702.5	3,385.4
Europe	188.0	146.9	557.6	474.1
Central and South America	64.1	60.6	170.7	161.1
All other	46.6	39.6	132.0	113.6

	$1,586.1	$1,436.6	$4,562.8	$4,134.2

Operating Income (Loss) (7)
United States	$147.9	$165.3	$381.7	$347.5
Canada	22.3	21.0	58.7	49.1

North America	170.2	186.3	440.4	396.6
Europe	(10.7)	3.4	11.3	10.2
Central and South America	5.2	3.3	7.6	12.6
All other	13.5	7.0	30.4	20.5

	$178.2	$200.0	$489.7	$439.9

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 16% of consolidated net sales in the three months ended September 30, 2006 and 2005, respectively. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in the nine months ended September 30, 2006 and 2005. Sales to no other customer exceeded 10% of consolidated net sales for any of these periods.

2)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate operating expenses consist primarily of administrative costs, including stock-based compensation, that are not allocated to a particular segment.

4)	Impairment credit (charges) have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.

5)	Restructuring costs have been presented separately in this table; refer to Footnote 5 to the Consolidated Financial Statements (Unaudited) for a breakout of the costs by reportable segment.

6)	Corporate assets primarily include goodwill, trade names and deferred tax assets.

7)	The restructuring costs and impairment charges have been reflected in the appropriate geographic regions for all periods presented.
Footnote 14 – Contingencies
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
In the normal course of business and as part of its acquisition and divestiture strategy, the Company may provide certain representations and indemnifications related to legal, environmental, product liability, tax or other types of issues. Based on the nature of these representations and indemnifications, it is not possible to predict the maximum potential payments under all of these agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made by the Company under these agreements did not have a material effect on the Company’s business, financial condition or results of operations.

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
The Company defines Invest businesses as those having high margin opportunity and the ability to generate growth through innovative new products and investments in brand building and marketing. Invest businesses are generally meeting or exceeding the Company’s minimum financial targets and collectively generate above average operating income margins. Fix businesses are characterized by the Company as having various challenges and unacceptable profitability. Management’s primary focus for Fix businesses is to take actions to improve profitability significantly. Currently, the Company classifies Rubbermaid Home Products and Home Fashions as Fix businesses.
During the third quarter of 2006 the Company continued to make progress on strengthening its portfolio. The Company announced the intended sale of Little Tikes, which was completed in the fourth quarter, and also announced the signing of an agreement to sell portions of Home Décor Europe.
Another key imperative of the Company is restructuring its manufacturing and sourcing to increase capacity utilization, increase the percentage of manufacturing located in low-cost countries, and achieve a balance of company-owned manufacturing and third party sourcing partners. Project Acceleration, including the three-year restructuring plan that began in December 2005, remains on schedule. To date, the Company has announced approximately two-thirds of the anticipated closings or consolidations, and continues to anticipate annualized savings exceeding $120 million by the end of 2008.
In late February 2006, a revised strategy and key imperatives were communicated to the Company’s management team. The tenets of the strategy include building large brands that are important to consumers (“Brands That MatterTM”), leveraging one Newell Rubbermaid by creating scale advantages through horizontal integration, commercializing innovation across the enterprise and creating a structure for business globalization.
2006 will be a transformational year for the Company, on the multi-year journey to becoming an integrated, innovative branding and marketing company. The Company is making the necessary investments now for the long-term success of its business. In 2007, the Company expects SG&A to increase due to continued investment in strategic initiatives such as market and consumer research, advertising and promotion, new product development,, and other long-term initiatives including the SAP implementation, co-location strategies, expanded shared services in Europe and the U.S., and building organizational capability through training and development.
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

Horizontal Integration: The Company is exploring ways to best leverage its common functional capabilities such as Human Resources, Information Technology, Supply Chain and Finance to improve efficiency and reduce costs. This broad reaching initiative already includes projects such as the corporate consolidation of the distribution and transportation function, and aggregating Company-wide purchasing efforts including both direct and indirect materials and services. During the current year, the Company also streamlined the structure of its Tools & Hardware segment to create a more effective organization and leverage scale efficiencies. The Company also accelerated the process of creating shared services for the European businesses and is evaluating expanding the scope of shared services in the United States. The transition of services to the Shared Service Center in Europe is approximately 50% complete. In addition, the Company has recently created leadership positions — Vice President of Program Management and President of Newell Rubbermaid Europe — to identify synergies across business units. Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which we expect to enable the Company to integrate and manage its worldwide business and reporting process more efficiently. The most important benefit of horizontal integration is that the cost savings from these initiatives will free up money for investment in innovation and brand building.
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
Globalization: The Company is expanding from a U.S.-centric business model to one that includes international growth as an increasing focus. The Company is working hard to get the structure right for the future. For example, the Office Products businesses have been reorganized to operate across product lines that can target global consumer acceptance. In the current year, the Company also aligned the Graco business under a global business unit structure, reporting under the Home & Family segment, rather than by geographic location. This realignment positions the businesses to leverage research and development, branding, marketing and innovation on a global basis.

Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005

Net sales	$1,586.1	100.0%	$1,436.6	100.0%	$4,562.8	100.0%	$4,134.2	100.0%
Cost of products sold	1,050.9	66.3	974.2	67.8	3,032.5	66.5	2,856.3	69.1

Gross margin	535.2	33.7	462.4	32.2	1,530.3	33.5	1,277.9	30.9
Selling, general and administrative expenses	334.9	21.1	273.0	19.0	990.3	21.7	810.4	19.6
Impairment (credits) charges	—	—	(25.2)	(1.8)	—	—	6.2	0.1
Restructuring costs	22.1	1.4	14.6	1.0	50.3	1.1	21.4	0.5

Operating income	178.2	11.2	200.0	13.9	489.7	10.7	439.9	10.6
Nonoperating expenses:
Interest expense, net	32.9	2.1	34.3	2.4	102.2	2.2	96.2	2.3
Other expense/ (income), net	3.4	0.2	(1.1)	(0.1)	7.7	0.2	(0.7)	—

Net nonoperating expenses	36.3	2.3	33.2	2.3	109.9	2.4	95.5	2.3

Income from continuing operations before income taxes	141.9	8.9	166.8	11.6	379.8	8.3	344.4	8.3
Income taxes	29.2	1.8	30.2	2.1	1.4	—	23.4	0.6

Income from continuing operations	112.7	7.1	136.6	9.5	378.4	8.3	321.0	7.8
Loss from discontinued operations, net of tax	(4.2)	(0.3)	(65.1)	(4.5)	(95.6)	(2.1)	(146.7)	(3.5)

Net income	$108.5	6.8%	$71.5	5.0%	$282.8	6.2%	$174.3	4.2%

Three Months Ended September 30, 2006 vs. Three Months Ended September 30, 2005
Consolidated Operating Results:
Net sales for the three months ended September 30, 2006 were $1,586.1 million, representing an increase of $149.5 million, or 10.4%, from $1,436.6 million in the comparable quarter of 2005. Excluding sales related to the DYMO acquisition, sales were up $90 million, or 6.3%, highlighted by strong core sales growth and continued favorable pricing. Positive currency translation improved sales by 1.2% in the quarter.
The Company’s Invest businesses generated a 5.5% improvement in sales for the third quarter of 2006 versus the comparable quarter of 2005, led by double-digit growth in the Home & Family segment, along with mid single-digit growth in Office Products, Rubbermaid Commercial and the IRWIN and LENOX-branded tool businesses.
Net sales of the businesses the Company classifies as Fix realized a 9.3% increase, primarily resulting from double-digit improvement in the Rubbermaid Home Products business.
Gross margin, as a percentage of net sales, in the third quarter of 2006 was 33.7%, or $535.2 million, versus 32.2%, or $462.4 million, in the comparable quarter of 2005. The improvement in gross margin was driven by productivity, favorable pricing, and favorable mix, which more than offset the impact of raw material inflation.

SG&A expenses in the third quarter of 2006 were 21.1% of net sales, or $334.9 million, versus 19.0%, or $273.0 million, in the comparable quarter of 2005. Approximately one-half of the increase is related to the impact of acquisitions and expensing stock options. The primary drivers of the remaining increase were the additional strategic advertising and promotion investment in the Office Products, Calphalon, Graco, and LENOX businesses and other variable expenses associated with the increased sales and operating performance of the Company.
The Company recorded a net impairment reversal of $25.2 million in the third quarter of 2005. In the second quarter of 2005, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized an impairment charge of $31.4 million in order to state the assets of this business at their estimated fair values. In the third and fourth quarters of 2005, the Company revised its estimate related to the fair value of this business after winning several line reviews with a key retailer and reversed approximately $25 million in the third quarter and approximately $6 million in the fourth quarter. In the fourth quarter of 2005, the Company changed its decision to dispose of this business as a result of the aforementioned line review wins and the identification of significant productivity opportunities. See Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
The Company recorded $22.1 million in restructuring charges related to Project Acceleration in the quarter. The Company has announced the closure of 18 manufacturing facilities since the plan’s inception. The Company continues to expect cumulative pre-tax charges of $350 to $400 million, approximately 60% of which are expected to be cash charges, over the life of the initiative. Annualized savings are projected to exceed $120 million upon completion of the project with approximately $50 million benefit expected in 2007 and the remainder in 2008. In the third quarter of 2005, the Company recorded restructuring costs of $14.6 million. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income in the third quarter of 2006 was $178.2 million, or 11.2% of net sales, versus $200.0 million, or 13.9% of net sales, in the comparable quarter of 2005. The change in operating income is the result of the factors described above.
Net nonoperating expenses in the third quarter of 2006 were 2.3% of net sales, or $36.3 million, versus 2.3% of net sales, or $33.2 million, in the comparable quarter of 2005.
The effective tax rate was 20.6% in the third quarter of 2006 versus 18.1% in the third quarter of 2005. The statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $15.1 million and $15.3 million for the three months ended September 30, 2006 and 2005, respectively. The change in the effective tax rate is primarily related to the non-deductibility of a portion of the impairment charges reversed in the third quarter of 2005. See Footnote 9 to the Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the third quarter of 2006 was $112.7 million, compared to $136.6 million in the third quarter of 2005. Diluted earnings per share from continuing operations were $0.41 in the third quarter of 2006 compared to $0.49 in the third quarter of 2005.
The loss from discontinued operations, net of tax, was $4.2 million and $65.1 million for the three months ended September 30, 2006 and 2005, respectively. The loss on disposal of discontinued operations for the third quarter of 2006 was $9.0 million, net of tax, compared to $24.3 million, net of tax, in the third quarter of 2005. The gain from operations of discontinued operations for the third quarter of 2006 was $4.8 million, net of tax, compared to a loss of $40.8 million, net of tax, in the third quarter of 2005. In the third quarter of 2006, the Company’s Board of Directors authorized management to sell its Little Tikes business. As a result, the business is reported in discontinued operations for all periods presented. The business, which was previously reported in the Home & Family segment, contributed approximately $250 million of revenue in 2005. Discontinued operations for the three months ended September 30, 2006 also include the results of the Home Décor Europe business. Discontinued operations for the three months ended September 30, 2005 also include the results of the European Cookware business and the Home Décor Europe business and the Curver business. Diluted loss per share from discontinued operations was $0.02 in the third quarter of 2006 compared to $0.23 in the third quarter of 2005. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.

Net income for the third quarter of 2006 was $108.5 million, compared to $71.5 million in the third quarter of 2005. Diluted earnings per share were $0.39 in the third quarter of 2006 compared to $0.27 in the third quarter of 2005.
Business Group Operating Results:
Net sales by reportable segment were as follows for the three months ended September 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$401.1	$375.8	6.7%
Office Products	517.5	427.8	21.0
Tools & Hardware	324.4	318.9	1.7
Home Fashions	118.2	115.1	2.7
Home & Family	224.9	199.0	13.0

Total Net Sales (1)	$1,586.1	$1,436.6	10.4%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$50.2	$51.1	(1.8)%
Office Products	75.7	59.9	26.4
Tools & Hardware	46.2	46.3	(0.2)
Home Fashions	17.6	16.8	4.8
Home & Family	28.9	25.4	13.8
Corporate Costs (2)	(18.3)	(10.1)	(81.2)
Impairment Credits (3)	—	25.2	—
Restructuring Costs (4)	(22.1)	(14.6)	(51.4)

Total Operating Income (5)	$178.2	$200.0	(10.9)%

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 16% of consolidated net sales in the three months ended September 30, 2006 and 2005, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

(2)	Corporate operating expenses consist primarily of administrative costs, including stock-based compensation, that are not allocated to a particular segment.

(3)	Impairment credits have been presented separately in this table; refer to Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.

(4)	Restructuring costs have been presented separately in this table. For additional information refer to Footnote 5 to the Consolidated Financial Statements (Unaudited).

(5)
Operating income is net sales less cost of products sold, selling, general and administrative expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments primarily on a net sales basis.

Cleaning & Organization
Net sales for the third quarter of 2006 were $401.1 million, an increase of $25.3 million, or 6.7%, from $375.8 million in the third quarter of 2005, driven by double-digit growth in Rubbermaid Home Products and mid single-digit growth in Rubbermaid Commercial Products. The Rubbermaid Home Products growth was fueled by the timing of promotional business, a strong back to campus season and mild weather which benefited the Insulated and Outdoor product lines. During the fourth quarter of 2005, Rubbermaid Home Products sales were favorably impacted by the seasonality of promotional volume, which the Company does not expect to repeat this year.
Operating income for the third quarter of 2006 was $50.2 million, or 12.5% of sales, a decrease of $0.9 million, or 1.8%, from $51.1 million in the third quarter of 2005. Sales volume increases were offset by raw material inflation, restructuring related costs, and strategic investments in SG&A.

Office Products
Net sales for the third quarter of 2006 were $517.5 million, an increase of $89.7 million, or 21.0%, from $427.8 million in the third quarter of 2005, primarily benefiting from the DYMO acquisition. Excluding the effect of the DYMO acquisition, sales increased by 7.1%. Office Products realized a strong back-to-school season and outpaced improvement in the overall market. Aiding the sales growth was the additional promotional spending in the third quarter to help drive consumer demand in the back-to-school season. The Company benefited from mid-single digit increases in both the marker and everyday product lines.
Operating income for the third quarter of 2006 was $75.7 million or 14.6% of sales, an increase of $15.8 million, or 26.4%, from $59.9 million in the third quarter of 2005. The additional income from acquisitions and core sales growth were partially offset by increased SG&A investment, restructuring related inefficiencies and acquisition integration costs.
Tools & Hardware
Net sales for the third quarter of 2006 were $324.4 million, an increase of $5.5 million, or 1.7%, from $318.9 million in the third quarter of 2005, driven by mid single-digit growth in the IRWIN and LENOX branded tools businesses.
Operating income for the third quarter of 2006 was $46.2 million, or 14.2% of sales, essentially flat to $46.3 million in the third quarter of 2005 as productivity initiatives were offset by strategic investment in SG&A and raw material inflation, particularly in zinc and brass.
Home Fashions
Net sales for the third quarter of 2006 were $118.2 million, an increase of $3.1 million, or 2.7%, from $115.1 million in the third quarter of 2005, driven by the success of the Size-in-Store Program as well as strong sales in the decorative drapery hardware product line.
Operating income for the third quarter of 2006 was $17.6 million, or 14.9% of sales, an increase of $0.8 million, or 4.8%, from $16.8 million in the third quarter of 2005. The Company expects pressure on the operating income for the fourth quarter of 2006 as a result of the unabsorbed overhead associated with the Home Décor Europe divestiture.
Home & Family
Net sales for the third quarter of 2006 were $224.9 million, an increase of $25.9 million, or 13.0%, from $199.0 million in the third quarter of 2005, fueled by strong growth in Calphalon, Graco and Goody businesses.
Operating income for the third quarter of 2006 was $28.9 million or 12.8% of sales, an increase of $3.5 million, or 13.8%, from $25.4 million in the third quarter of 2005. Driving the improvement was the increase in sales and productivity, partially offset by increased SG&A investment.
Nine Months Ended September 30, 2006 vs. Nine Months Ended September 30, 2005
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2006 were $4,562.8 million, representing an increase of $428.6 million, or 10.4%, from $4,134.2 million in the comparable period of 2005. Excluding sales related to the DYMO acquisition, sales were up $254 million, or 6.1%, with the Company’s Invest businesses generating a 5.1% improvement in sales and the Company’s Fix businesses increasing net sales by 10.3% for the first nine months of 2006 versus the comparable period of 2005.

Gross margin, as a percentage of net sales, in the nine months ended September 30, 2006 was 33.5%, or $1,530.3 million, versus 30.9%, or $1,277.9 million, in the comparable period of 2005. The increase in gross margin is a result of productivity, favorable pricing, and favorable mix, partially offset by the impact of raw material inflation.
SG&A expenses in the first nine months of 2006 were 21.7% of net sales, or $990.3 million, versus 19.6%, or $810.4 million, in the comparable period of 2005. The primary drivers of the increase were the continued investment in strategic advertising, promotion and R&D initiatives in the Rubbermaid Commercial and Food Products, Tools & Hardware, Calphalon, Graco and Office Products businesses, the impact of acquisitions, the impact of foreign currency, the expense related to stock option accounting, and the non-recurring pension curtailment benefit recognized in 2005.
The Company recorded a net impairment charge of $6.2 million for the first nine months of 2005. In the second quarter of 2005, the Company committed to the disposal of a business in the Cleaning & Organization segment and recognized an impairment charge of $31.4 million in order to state the assets of this business at their estimated fair values. In the third and fourth quarters of 2005, the Company revised its estimate related to the fair value of this business after winning several line reviews with a key retailer and reversed approximately $25 million in the third quarter and approximately $6 million in the fourth quarter. In the fourth quarter of 2005, the Company changed its decision to dispose of this business as a result of the aforementioned line review wins and the identification of significant productivity opportunities. See Footnote 4 to the Consolidated Financial Statements (Unaudited) for additional information.
In the first nine months of 2006, the Company recorded $50.3 million in restructuring costs related to Project Acceleration. The Company has announced the closure of 18 manufacturing facilities since the inception of the Plan. The Company continues to expect cumulative charges of $350 to $400 million, approximately 60% of which are expected to be cash charges, over the life of the initiative. Annualized savings are projected to exceed $120 million upon completion of the project with an approximate $50 million benefit expected in 2007 and the remainder in 2008. In the first nine months of 2005, the Company recorded restructuring costs of $21.4 million. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income in the first nine months of 2006 was $489.7 million, or 10.7% of net sales, versus $439.9 million, or 10.6%, in the comparable period of 2005. The change in operating income is the result of the factors described above.
Net nonoperating expenses in the first nine months of 2006 were 2.4% of net sales, or $109.9 million, versus 2.3% of net sales, or $95.5 million, in the comparable period of 2005. The increase in net nonoperating expenses is primarily attributable to an increase in net interest expense as a result of borrowings to fund the DYMO acquisition and rising interest rates.
The effective tax rate was 0.4% in the first nine months of 2006 versus 6.8% in the comparable period of 2005. The change in the effective tax rate is primarily related to the $78.0 million net income tax benefit recorded in the first quarter of 2006 as a result of the reorganization of certain of the Company’s non-U.S. subsidiaries, the $22.7 million income tax benefit recorded in the second quarter of 2006 as a result of the determination that the Company would be able to utilize certain capital loss carryforwards that it previously believed would expire unused and the expiration of the statute of limitations on certain transactions resulting in the reversal of the tax provisions previously recorded and interest accrued thereon in the amount of $15.1 million. In the first nine months of 2005, aggregate income tax benefits of $73.9 million were recorded as a result of the favorable resolution of certain tax positions and the expiration of the statute of limitations. The change in the effective tax rate is primarily related to the $115.8 million income tax benefit recorded in 2006 compared to the $73.9 million income tax benefit recorded in 2005.
Income from continuing operations for the first nine months of 2006 was $378.4 million, compared to $321.0 million in the first nine months of 2005. Diluted earnings per share from continuing operations were $1.37 in the first nine months of 2006 compared to $1.17 for the first nine months of 2005.
The loss from discontinued operations, net of tax, was $95.6 million and $146.7 million for the nine months ended September 30, 2006 and 2005, respectively. The loss on disposal of discontinued operations for the nine months ended September 30, 2006 was $11.9 million, net of tax, compared to $87.5 million, net of tax, in the first nine months of 2005. The 2006 loss was primarily related to the disposal of the Home Décor Europe and the European Cookware businesses, while the 2005 loss related primarily to the disposal of the Curver and the European Cookware businesses. The loss from operations of discontinued operations for the nine months ended September 30, 2006 was $83.7 million, net of tax, compared to $59.2 million, net of tax, in the first nine months of 2005. The 2006 net loss from operations included a $50.9 million impairment charge recorded in the first quarter to write off the goodwill of the Home Décor Europe business. Diluted loss per share from discontinued operations was $0.34 in the first nine months of 2006 compared to $0.53 in the first nine months of 2005. See Footnote 3 to the Consolidated Financial Statements (Unaudited) for further information.
Net income for the nine months ended September 30, 2006 was $282.8 million, compared to $174.3 million in the comparable period of 2005. Diluted earnings per share were $1.03 for the nine months ended September 30, 2006 compared to $0.63 in the comparable period of 2005.
Business Group Operating Results:
Net sales by reportable segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$1,137.5	$1,041.2	9.2%
Office Products	1,487.4	1,256.1	18.4
Tools & Hardware	930.0	910.8	2.1
Home Fashions	341.4	327.8	4.1
Home & Family	666.5	598.3	11.4

Total Net Sales (1)	$4,562.8	$4,134.2	10.4%

Operating income (loss) by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2006	2005	% Change
Cleaning & Organization	$114.4	$86.7	31.9%
Office Products	207.9	192.3	8.1
Tools & Hardware	133.1	122.3	8.8
Home Fashions	49.1	27.1	81.2
Home & Family	91.4	68.4	33.6
Corporate Costs (2)	(55.9)	(29.3)	(90.8)
Impairment Charges (3)	—	(6.2)	NMF
Restructuring Costs (4)	(50.3)	(21.4)	(135.0)

Total Operating Income (5)	$489.7	$439.9	11.3%

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 15% of consolidated net sales in the nine months ended September 30, 2006 and 2005. Sales to no other customer exceeded 10% of consolidated net sales for either period.

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

Cleaning & Organization
Net sales for the nine months ended September 30, 2006 were $1,137.5 million, an increase of $96.3 million, or 9.2%, from $1,041.2 million in the nine months ended September 30, 2005, driven by double-digit growth in the Rubbermaid Home Products business and high single-digit growth in the Rubbermaid Commercial Products business. The sales growth in the Rubbermaid Home Products business for the first nine months of 2006 resulted largely from the fact that sales in the nine months ended September 30, 2005 were suppressed by product line exits and pricing actions required to offset raw material inflation. During the fourth quarter of 2005, Rubbermaid Home Products sales were favorably impacted by the seasonality of promotional volume, which is not expected to repeat and will affect fourth quarter sales growth for this business.
Operating income for the nine months ended September 30, 2006 was $114.4 million or 10.1% of sales, an increase of $27.7 million, or 31.9%, from $86.7 million in the nine months ended September 30, 2005. The increase in operating income is a result of the sales increase, productivity and favorable mix, partially offset by raw material inflation, restructuring related costs and strategic investments in SG&A.
Office Products
Net sales for the nine months ended September 30, 2006 were $1,487.4 million, an increase of $231.3 million, or 18.4%, from $1,256.1 million in the nine months ended September 30, 2005, benefiting primarily from the effect of the DYMO acquisition. Excluding the impact of DYMO, sales increased approximately 4.5% with strong growth in the everyday writing and markers and highlighters segments of the business aided by additional promotional spending to help drive consumer demand.
Operating income for the nine months ended September 30, 2006 was $207.9 million, or 14.0% of sales, an increase of $15.6 million, or 8.1%, from $192.3 million in the nine months ended September 30, 2005. The additional income generated from the increase in sales volume and favorable mix driven by the DYMO acquisition was partially offset by increased SG&A investment, restructuring related expenses and acquisition integration costs.
Tools & Hardware
Net sales for the nine months ended September 30, 2006 were $930.0 million, an increase of $19.2 million, or 2.1%, from $910.8 million in the nine months ended September 30, 2005, driven by high single-digit growth in the IRWIN and LENOX branded tools businesses, partially offset by a double-digit decline in the consumer electronic tools business which is near the end of its product life cycle. Electronic tool sales were at their highest level in 2005 during the fourth quarter, and such sales volume will be substantially lower in the fourth quarter of 2006.
Operating income for the nine months ended September 30, 2006 was $133.1 million or 14.3% of sales, an increase of $10.8 million, or 8.8%, from $122.3 million in the nine months ended September 30, 2005. Operating income increased primarily as a result of productivity initiatives and sales volume, partially offset by increased strategic SG&A investment and raw material inflation.
Home Fashions
Net sales for the nine months ended September 30, 2006 were $341.4 million, an increase of $13.6 million, or 4.1%, from $327.8 million in the nine months ended September 30, 2005. The increase in sales was driven by the success of the Size-in-Store Program and strong sales in the decorative drapery hardware product line. In addition, sales benefited from the addition of a new warehouse at a key retailer and generally low customer inventories coming into the year.
Operating income for the nine months ended September 30, 2006 was $49.1 million or 14.4% of sales, an increase of $22.0 million, or 81.2%, from $27.1 million in the nine months ended September 30, 2005. The increase in operating income was the result of sales growth and strong productivity.

Home & Family
Net sales for the nine months ended September 30, 2006 were $666.5 million, an increase of $68.2 million, or 11.4%, from $598.3 million in the nine months ended September 30, 2005, driven by double-digit increases in the Calphalon and Goody businesses and high single-digit growth in Graco. A portion of the sales increase relates to the timing of promotions and plan-o-gram changes at retailers.
Operating income for the nine months ended September 30, 2006 was $91.4 million or 13.7% of sales, an increase of $23.0 million, or 33.6%, from $68.4 million in the nine months ended September 30, 2005. The primary drivers of the increase in operating income were the impact of the sales increase, productivity and favorable mix, partially offset by increased SG&A investment.
Liquidity and Capital Resources
Cash and cash equivalents increased by $21.9 million for the nine months ended September 30, 2006. The change in cash and cash equivalents is as follows for the nine months ended September 30, (in millions):

	2006	2005
Cash provided by operating activities	$404.3	$451.3
Cash used in investing activities	(88.2)	(75.8)
Cash used in financing activities	(296.0)	(387.4)
Exchange effect on cash and cash equivalents	1.8	(8.2)

Increase (decrease) in cash and cash equivalents	$21.9	$(20.1)

Sources:
The Company’s primary sources of liquidity and capital resources include cash provided by operating activities, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the nine months ended September 30, 2006 was $404.3 million compared to $451.3 million for the comparable period of 2005. The decrease in cash provided by operating activities is a result of increased net income being more than offset by higher working capital, primarily due to the timing of receivables.
Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. On September 18, 2006, in accordance with the terms of the receivables facility, the financing entity caused the preferred debt securities to be exchanged for cash of $2.2 million, a two year floating rate note in an aggregate principal amount of $448.0 million and a cash premium of $5.2 million. Because this debt matures in 2008, the entire amount is considered to be long-term. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing entity with a par value equal to the outstanding principal amount of the note. The note must be repaid and any preferred debt securities into which the note is converted must be retired or redeemed before the Company can have access to the financing entity’s receivables. As of September 30, 2006 and December 31, 2005, the aggregate amount of outstanding receivables sold under this facility was $672.6 million and $746.9 million, respectively. The receivables and the preferred debt securities or note, as applicable, are recorded in the consolidated accounts of the Company.
On November 14, 2005, the Company entered into a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement. On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. The Company elected to extend the Revolver for an additional one-year period and all but one lender approved the one-year extension, which will now expire in November 2011. Accordingly, the Company has a four-year $750.0 million facility and a one-year $725.0 million facility for year five. At September 30, 2006, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At September 30, 2006, $56.0 million of commercial paper was outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms and requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of September 30, 2006, the Company was in compliance with the agreement governing the Revolver.
In the first nine months of 2006, the Company received proceeds from the issuance of debt of $170.3 million compared to $134.1 million in the first nine months of 2005.
In the first nine months of 2006, the Company received cash proceeds of $48.3 million related to the sale of businesses and other non-current assets, compared to $29.4 million in the first nine months of 2005. The Company’s European Cookware business was sold in 2006, generating cash proceeds of $28.7 million.
Uses:
The Company’s primary uses of liquidity and capital resources include acquisitions, dividend payments, capital expenditures and payments on debt.
In the first nine months of 2006, the Company spent $42.4 million on strategic acquisitions, compared to $35.3 million in the comparable period of 2005.
In the first nine months of 2006, the Company made payments on notes payable and long-term debt of $300.6 million compared to $345.0 million in the first nine months of 2005, including the purchases in 2005 of 550,000 and 200,000 shares of its Preferred Securities from a holder for $47.375 per share and $46.25 per share, respectively. The Company paid $26.1 million and $9.3 million, respectively, for the purchases of these securities.
Cash used for restructuring activities was $18.5 million and $24.2 million in the first nine months of 2006 and 2005, respectively. These payments relate primarily to employee termination benefits. The Company expects to spend approximately $50 million in 2006 related to restructuring activities. See Footnote 5 to the Consolidated Financial Statements (Unaudited) for additional information.
Capital expenditures were $94.1 million and $69.9 million in the first nine months of 2006 and 2005, respectively. Capital expenditures for 2006 are expected to be in the range of $125 to $135 million.
In the first nine months of 2006, the Company paid $20.9 million to fund the U.S. defined contribution plan implemented in 2005. See Footnote 8 to the Consolidated Financial Statements (Unaudited) for additional information.
Dividends paid were $174.6 million and $173.7 million in the first nine months of 2006 and 2005, respectively. In the fourth quarter of 2006, the Company expects to make dividend payments consistent with each of the first three quarters.
Stockholders’ equity increased in the first nine months of 2006 by $178.9 million. The increase in stockholders’ equity is primarily due to the current year net income and foreign currency translation adjustments, partially offset by dividends paid on common stock.

Working capital at September 30, 2006 was $656.7 million compared to $675.3 million at December 31, 2005. The current ratio was 1.32:1 at September 30, 2006 and 1.38:1 at December 31, 2005.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .56:1 at September 30, 2006 and ..60:1 at December 31, 2005.
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
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require a review of all tax positions accounted for in accordance with FASB Statement No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which the Company intends to adopt on January 1, 2007. The Company is currently analyzing the effect the new Interpretation will have on its financial position and results of operations, but does not believe the effect will be material.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and the Company intends to adopt the standard on January 1, 2008. The Company is currently evaluating the impact, if any, that SFAS 157 will have on its financial position, results of operations and cash flows, but does not believe the effect will be material.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position beginning with years ending after December 15, 2008 (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of December 31, 2006. The Company is currently evaluating the impact that SFAS 158 will have on its consolidated financial position and results of operations, but does not believe the effect will be material.
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

The Company purchases certain raw materials, including resin, corrugate, steel, aluminum and other metals, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process. In the first nine months of 2006, the Company experienced raw material inflation, which was more than offset by pricing increases, favorable mix and productivity.
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table indicates the calculated amounts for the nine months ended September 30, (dollars in millions):

	2006		2005
	Nine		Nine
	Month	September 30,	Month	September 30,	Confidence
	Average	2006	Average	2005	Level
Interest rates	$8.2	$7.8	$10.0	$9.2	95%
Foreign exchange	$5.5	$5.3	$2.3	$2.6	95%
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

Item 4. Controls and Procedures
As of September 30, 2006, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 6. Exhibits.
4.3
Rights Agreement, dated as of August 6, 1998, between the Company and First Chicago Trust Company of New York, as Rights Agent (incorporated by reference to Exhibit 4 to the Company’s Current Report on Form 8-K dated August 6, 1998), as amended by a First Amendment to Rights Agreement effective as of September 29, 2003, between the Company and The Bank of New York, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 8-A/A, filed October 27, 2003), and as further amended by a Second Amendment to Rights Agreement dated as of August 22, 2006 between the Company and Computershare Investor Services, LLC, as Rights Agent (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A/A, filed August 22, 2006).

4.7	Specimen Common Stock Certificate.

10.1	Amendment, effective August 9, 2006, to the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006.

12	Statement of Computation of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: November 6, 2006	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer