Form 10-K
period 2006-12-31
NEWELL RUBBERMAID INC
filed 2007-03-01
CIK 814453

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED	COMMISSION FILE NUMBER
DECEMBER 31, 2006	1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of Incorporation or organization)	36-3514169 (I.R.S. Employer Identification No.)

10 B Glenlake Parkway, Suite 300
Atlanta, Georgia	30328
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (770) 407-3800
Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $1 par value per share	New York Stock Exchange
Chicago Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑      No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐      No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑       Accelerated Filer ☐       Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
There were 277.6 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2007. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2006) beneficially owned by non-affiliates of the Registrant was approximately $7,066.3 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 2007.

PART I	ITEM 1. BUSINESS
ITEM 1A. RISK FACTORS
ITEM 1B. UNRESOLVED STAFF COMMENTS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
SUPPLEMENTARY ITEM – EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
ITEM 9B. OTHER INFORMATION
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES
EXHIBIT INDEX
Amendments to Credit Agreement between the Company and JPMorgan Chase Bank, NA
Form of Performance Share Award Agreement under Newell Rubbermaid Inc. 2003 Stock Plan
Newell Rubbermaid Inc. 2007 Supplemental Transition Bonus Plan
Amendment to Newell Rubbermaid Supplemental Executive Retirement Plan
Statement of Computation of Ratio of Earnings to Fixed Charges
Significant Subsidiaries of the Company
Consent of Ernst & Young LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer
Credit Agreement
Supplemental Executive Retirement Plan
Form of Performance Share Award Agreement
2007 Supplemental Transition Bonus Plan
Statement of Computation of Earnings to Fixed Charges
Significant Subsidiaries of the Company
Consent of Ernst & Young LLP
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

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
GENERAL
Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s strong portfolio of brands includes Sharpie®, Paper Mate®, DYMO®, EXPO®, Waterman®, Parker®, Rolodex®, IRWIN® , LENOX®, BernzOmatic®, Rubbermaid®, Levolor®, Graco®, Calphalon® and Goody®. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family.
The Company’s vision is to become a global company of large, consumer-meaningful brands (“Brands That Matter™”) and great people, known for best-in-class results. The Company’s four transformational strategic initiatives are as follows: Create Consumer-Meaningful Brands, Leverage One Newell Rubbermaid, Achieve Best Total Cost and Nurture 360º Innovation.
Create Consumer-Meaningful Brands is the initiative to move from the historical focus on customer push marketing and excelling in manufacturing and distributing products, to a new focus on consumer pull marketing and creating competitive advantage through understanding our consumers, innovating to deliver great performance and value, investing in advertising and promotion to create demand and leveraging our brands in adjacent categories around the world. Leverage One Newell Rubbermaid is the initiative to lower cost and drive speed to market by leveraging common business activities and best practices of our business units. This will be supported by building a common culture of shared values, with a focus on collaboration and teamwork. Achieve Best Total Cost is the initiative to achieve an optimal balance between manufacturing and sourcing and between high-cost and low-cost country manufacturing and to leverage the Company’s size and scale to drive productivity and achieve a best cost position. Nurture 360º Innovation represents the broadened definition of innovation to include consumer driven product invention and the successful commercialization of invention.
The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors. The Company’s strategic initiatives are designed to help enable these business units to generate differentiated products, operate within a best-in-class cost structure and employ superior branding in order to yield premium margins on their products. Premium margins fund incremental demand creation by the business units, driving incremental sales and profits for the Company.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.
BUSINESS SEGMENTS
The Company’s reporting segments reflect the Company’s focus on building large consumer and commercial brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution, and leveraging our understanding of similar consumer segments and distribution channels.

2

The Company aggregates certain of its operating segments into four reportable segments. The reportable segments are as follows:

Segment	Description of Products
Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home & Family (Other)	Operating segments that do not meet aggregation criteria with other operating segments, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including high chairs, car seats, strollers, and play yards
In the fourth quarter of 2006, the Company combined its Cleaning & Organization and Home Fashions segments (now referred to as Cleaning, Organization & Décor) as these businesses sell to similar major customers, produce products that are used in and around the home, and leverage the same management structure.
Also in 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the former Cleaning & Organization segment, and now reported in the Home & Family segment for all periods presented. The decision to realign these businesses, which include the Graco European business, is consistent with the Company’s move from a regional management structure to a global business unit structure.
During 2006 and early 2007, the Company divested its European Cookware, Little Tikes and Home Décor Europe businesses. The European Cookware and Little Tikes businesses were previously reported in the Home & Family operating segment. Home Décor Europe was previously reported in the Home Fashions operating segment. The results of these businesses are currently included in discontinued operations. Refer to Footnote 3 of the Notes to the Consolidated Financial Statements for additional information.
CLEANING, ORGANIZATION & DÉCOR
The Company’s Cleaning, Organization & Décor segment is conducted by the Rubbermaid Home Products, Rubbermaid Foodservice Products, Rubbermaid Commercial Products and Levolor/Kirsch business units. These businesses design, manufacture or source, package and distribute semi-durable products primarily for use in the home and commercial settings. The products include indoor and outdoor organization, home storage, food storage, cleaning, refuse, material handling, drapery hardware, custom and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades.
Rubbermaid Home Products, Rubbermaid Foodservice Products and Rubbermaid Commercial Products primarily sell their products under the Rubbermaid®, Brute®, Roughneck® and TakeAlongs® trademarks. Levolor/Kirsch primarily sells its products under the trademarks Levolor® and Kirsch®.
Rubbermaid Home Products and Rubbermaid Foodservice Products market their products directly and through distributors to mass merchants, home centers, warehouse clubs, grocery/drug stores and hardware distributors. Rubbermaid Commercial Products markets its products directly and through distributors to commercial channels and home centers. Levolor/Kirsch markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.

OFFICE PRODUCTS
The Company’s Office Products segment is conducted by four business units divided geographically. The Sanford North America, Sanford Europe, Sanford Latin America and Sanford Asia Pacific businesses primarily design, manufacture or source, package and distribute fine/luxury, technical and everyday writing instruments, technology based products and organization products, including permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, correction fluids, office products, art supplies, on-demand labeling products and card scanning solutions. It also distributes other writing instruments including roller ball pens and mechanical pencils for the retail marketplace.
Office Products primarily sells its products under the trademarks Sharpie®, Paper Mate®, Parker®, Waterman®, Eberhard Faber®, Berol®, Reynolds®, rotring®, uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo®, Sharpie® Accent®, Vis-à-Vis®, Expresso®, Liquid Paper®, Mongol®, Foohy®, Prismacolor®, Eldon®, DYMO®, Mimio® and CardScan®.
Sanford North America markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, and hardware distributors. Sanford Europe, Latin America and Asia Pacific market their products directly to retailers, distributors and contract stationers.
TOOLS & HARDWARE
The Company’s Tools & Hardware segment is conducted by the following business units: IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Tools Europe, IRWIN Tools Latin America, LENOX and Amerock. IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Tools Europe, IRWIN Tools Latin America and LENOX design, manufacture or source, package and distribute hand tools and power tool accessories, propane torches, solder and accessories, and manual paint applicator products. Amerock designs, manufactures or sources, packages and distributes cabinet hardware for the retail and O.E.M. marketplace, window and door hardware for window and door manufactures and hardware for the retail marketplace.
IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Tools Europe and IRWIN Tools Latin America primarily sell their products under the trademarks IRWIN®, Vise-Grip®, Marathon®, Twill®, Speedbor®, Jack®, Quick-Grip®, Unibit®, Strait-Line®, BernzOmatic®, Shur-Line® and Rubbermaid®. LENOX primarily sells its products under the LENOX® and Sterling® trademarks. Amerock primarily sells its products under the trademarks Amerock®, Allison®, Ashland® and Bulldog®.
IRWIN North America Power Tool Accessories, IRWIN North America Hand Tools, IRWIN Tools Europe, IRWIN Tools Latin America, LENOX, and Amerock market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.
HOME & FAMILY
The Company’s Home & Family segment is conducted by the following business units: Calphalon, Graco, and Goody. Calphalon primarily designs, manufactures or sources, packages and distributes aluminum and stainless steel cookware, bakeware, cutlery and kitchen gadgets and utensils. Graco designs, manufactures or sources, packages and distributes infant and juvenile products such as swings, high chairs, car seats, strollers, and play yards. Goody designs, manufactures or sources, packages and distributes hair care accessories and grooming products.
Calphalon primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, Calphalon®One™ and Katana™. Graco primarily sells its products under the Graco® trademark. Goody markets its products primarily under the Goody®, Ace®, i|m™, STAYPUT™, Ouchless™, STYLINGSOLUTIONS™, THERAPYSOLUTIONS™ and COLOURCOLLECTION™ trademarks.
Calphalon markets and sells its products directly to department, specialty stores and through its branded retail outlets. Graco markets its products directly and through distributors to mass merchants, warehouse clubs, and grocery/drug stores. Goody markets its products directly and through distributors to mass merchants, warehouse clubs, and grocery/drug stores.
NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for the three years ended December 31, (in millions, except percentages) (including sales of acquired businesses from the time of acquisition), for the Company’s four business segments. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 12%, 13%, and 16% of consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively, substantially across all segments. Sales to no other customer exceeded 10% of consolidated net sales. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 19 of the Notes to the Consolidated Financial Statements.

		% of		% of		% of
	2006	Total	2005	Total	2004	Total

Cleaning, Organization & Décor	$1,995.7	32.2%	$1,921.0	33.6%	$1,993.4	34.9%
Office Products	2,031.6	32.8	1,713.3	30.0	1,686.2	29.5
Tools & Hardware	1,262.2	20.3	1,260.3	22.0	1,218.7	21.4
Home & Family	911.5	14.7	822.6	14.4	808.8	14.2

Total Company	$6,201.0	100.0%	$5,717.2	100.0%	$5,707.1	100.0%

STRATEGIC INITIATIVES
Create Consumer-Meaningful Brands
The Company is moving from its historical focus on customer push marketing and excelling in manufacturing and distributing products, to a new focus on consumer pull marketing and creating competitive advantage through understanding our consumers, innovating to deliver great performance and value, investing in advertising and promotion to create demand and leveraging our brands in adjacent categories around the world. Consumer-meaningful brands create more value than products alone, and big brands provide the Company with the economies of scale that can be leveraged in today’s marketplace. In 2006, the Company made incremental investments in strategic brand building, particularly on the Calphalon®, Graco®, Goody®, LENOX®, IRWIN®, Sharpie® and DYMO® brands. The Company also initiated a consulting and training partnership with one of the largest worldwide creative and media agencies to create best-in-class branding capabilities across the Company.
The Company is committed to increasing selective television or print advertising, and using sampling and product demonstrations where appropriate, to increase brand awareness and trial among end-users of our brands. In 2006, the Company sponsored the #26 IRWIN® car in the NASCAR NEXTEL Cup Series, the Sharpie® 500 NASCAR race in Bristol, Tennessee and the LENOX® 300 NASCAR race in Loudon, New Hampshire. In 2007, IRWIN® will sponsor the #26 car, LENOX® will sponsor the #31 car, and Sharpie® will have an associate sponsorship for the #8 car. Also, in 2007, LENOX® will sponsor the LENOX® 300 race at the New Hampshire International Speedway and Sharpie® will sponsor both the Sharpie® Mini 300 (Busch Series) race and the Sharpie® 500 race at Bristol Motor Speedway.
Leverage One Newell Rubbermaid
The Company strives to benefit from the sharing of best practices and the reduction of costs achieved through horizontal integration and economies of scale. For example, the Company is exploring ways to leverage its common functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain and Finance to improve efficiency and reduce costs. Certain functions, such as purchasing and distribution and transportation, have been centralized to increase buying power across the Company.
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
The Company accelerated the process of creating shared services for the European businesses in 2006 and is evaluating expanding the scope of shared services in the United States. The transition of services to the Shared Service Center in Europe is approximately two-thirds complete. In addition, the Company has recently created leadership positions — Vice President of Program Management and President of Newell Rubbermaid Europe, Middle East and Africa — to identify and drive synergies across business units.
Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which we expect will enable the Company to integrate and manage its worldwide business and reporting process more efficiently. Phase one implementation is currently planned for the North American Office Products business in late 2007. The total company implementation will occur over several years in phases that are primarily based on geographic region and segment.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position in relevant product categories. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives. To improve productivity, the Company focuses on reducing procurement costs, material handling costs, manufacturing inefficiencies and removing excess overhead costs to reduce the overall cost of manufacturing products, as well as reducing the cost of distribution and transportation. The Company has also shifted a portion of its research and development focus to designing lower cost into future product initiatives.
A key component of this strategy is the restructuring of the Company’s manufacturing and sourcing network to increase capacity utilization, increase the percentage of manufacturing located in low-cost countries, and achieve a balance of company-owned manufacturing and third party sourcing partners. In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan that commenced in the fourth quarter of 2005. Project Acceleration includes the closure of approximately one-third of the Company’s 64 manufacturing facilities (as of December 31, 2005, adjusted for the divestiture of Little Tikes and Home Décor Europe), optimizing the Company’s geographic manufacturing footprint. Since the inception of Project Acceleration, the Company has announced the closure of 14 manufacturing facilities. Project Acceleration is projected to result in cumulative restructuring costs of approximately $375 to $400 million ($315 million — $340 million after tax). Approximately 60% of the costs are expected to be cash. Annualized savings are projected to exceed $150 million upon conclusion of the program in 2009.
The deployment of Newell Operational Excellence (Newell OPEX) throughout the Company’s manufacturing network is also aimed at delivering the Company’s productivity targets. Newell OPEX is a methodical process focused on lean manufacturing that includes installing the right manufacturing and distribution metrics and driving improvements quarter after quarter. In addition to the cost reductions, other key components of Newell OPEX are improved quality and service levels and the reduction of inventory lead times.
The Company is also committed to reducing non-strategic SG&A costs throughout the organization. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally. The Company’s efforts to Leverage One Newell Rubbermaid through horizontal integration will help the Company to achieve this goal.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company now defines innovation as the successful commercialization of invention. Innovation must be more than product development. It is a rigorous, consumer centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, innovating how and where to create awareness and trial, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation, and it will continue to build on this competency.
Over the last two years, the Company launched a number of innovative new products, including the Sharpie® MINI permanent marker; Irwin® Speedbor® MAX drill bits; the Irwin® Quick-Grip® XP one handed bar clamp; Lenox® Pro Hose Air Acetylene kits; Rubbermaid® Collapsibles™ food storage containers; Rubbermaid® Commercial Microfiber cleaning tools and accessories and Wavebreak™ mop bucket; Calphalon® One™ Infused Anodized, Calphalon®One™ Nonstick and Contemporary Stainless lines of gourmet cookware and Katana Series™ cutlery line; Goody, Stay Put™ elastic bands and Ouchless® brush collection and Graco® Mosaic™ stroller and travel system and Safe Seat™ car seats.
GROWTH STRATEGY
The Company’s growth strategy emphasizes internal growth and acquisitions. The Company is also increasingly focused on globalization.
Internal Growth
The Company focuses on internal growth principally by understanding consumers, demand creation through marketing, commercializing innovative new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its US-based customers’ international expansion. Internal growth is defined by the Company as growth from continuing businesses owned more than one year and immaterial acquisitions.
Acquisition Strategy
The Company supplements internal growth by selectively acquiring businesses with prominent end-user focused brands and improving the profitability of such businesses through the implementation of the Company’s strategic initiatives. Strategic criteria for an acquisition include: the existence of consumer-meaningful brands that respond to differentiation and innovation, global categories, favorable customer and channel dynamics, strong margin and growth potential, focus on non-cyclical, semi-durable products, and synergies with our core categories and competencies.
During 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte AB. This acquisition strengthens the Company’s global leadership position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. See Footnote 2 of the Notes to the Consolidated Financial Statements for further information on acquisitions.
Globalization
The Company is expanding from a U.S.-centric business model to one that includes international growth as an increasing focus. The growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Eastern Europe, Asia, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company’s domestic customers whose businesses are growing internationally. As a result, the Company pursues selective international opportunities to further its internal growth and acquisition objectives. The Company had sales outside the U.S. of approximately 26%, 24%, and 24% of total sales in 2006, 2005, and 2004, respectively.
The Company is striving to get the right structure in place for successful globalization. For example, the Office Products businesses have been reorganized to operate across product lines that can target global consumer acceptance. In 2006, the Company also aligned the Graco business under a global business unit structure, reporting under the Home & Family segment, rather than by geographic location. This realignment positions the businesses to leverage research and development, branding, marketing and innovation on a global basis. The Company has also implemented the process of creating shared services for the European businesses, which is approximately two-thirds complete, and has created the leadership position of President – Newell Rubbermaid Europe, Middle East and Africa

to identify and drive synergies across business units in the region. Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which we expect will enable the Company to integrate and manage its worldwide business and reporting process more efficiently.
DIVESTITURE AND PRODUCT LINE RATIONALIZATION
The Company consistently reviews its businesses and product offerings, assesses their strategic fit and seeks opportunities to divest non-strategic businesses. The criteria used by the Company in assessing the strategic fit include: the existence of consumer-meaningful brands that respond to differentiation and innovation, global categories, favorable customer and channel dynamics, strong margin and growth potential, focus on non-cyclical, semi-durable products, synergies with our core categories and competencies, and the business’s actual and potential impact on the operating performance of the Company. While we believe that the business units remaining in our portfolio constitute core businesses, the Company will continue to review its businesses and product offerings and assess their strategic fit to identify any potential divestiture candidates.
During 2006 and early 2007, the Company divested its European Cookware, Little Tikes and Home Décor Europe businesses. During 2005, the Company divested its Curver business. In 2004, the Company sold its U.S. picture frame business (Burnes), its Anchor Hocking glassware business, its Mirro cookware business, its Panex Brazilian low-end cookware business, its European picture frames business and its Little Tikes Commercial Play Systems business. See Footnote 3 of the Notes to the Consolidated Financial Statements for a description of discontinued operations.
In 2006, 2005 and 2004, the Company rationalized $60 million, $195 million and $165 million, respectively, in low-margin product sales, primarily in the former Cleaning & Organization segment. The Company’s decision to exit these low margin product lines is consistent with its strategy to focus on high margin, high potential opportunities that support the Company’s financial objectives.
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
Customer Marketing and Service
The Company strives to develop long-term, mutually beneficial partnerships with its customers and become their supplier and brand of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name staple products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.
The Company strives to enhance its relationships with customers through exceptional customer service. The Company’s ability to provide superior customer service is a result of its information technology, marketing and merchandising programs designed to enhance the sales and profitability of its customers and provide consistent on-time delivery of its products.
A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. Retailers now frequently purchase on a “just-in-time” basis in order to reduce inventory carrying costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer-buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through more responsive sourcing, manufacturing and distribution capabilities and electronic communications.

Foreign Operations
Information regarding the Company’s 2006, 2005 and 2004 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to the Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A of this report and is incorporated by reference herein.
Raw Materials
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, glass, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. The Company has experienced inflation in these raw materials and expects such inflation pressures to continue in 2007. The Company has reduced the volume of its resin purchases through product line rationalization and strategic divestitures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Backlog
The dollar value of unshipped factory orders is not material.
Seasonal Variations
The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter.
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Sharpie®,” “Paper Mate®,” “LENOX®,” “IRWIN®,” “Graco®,” “Levolor®” and “DYMO®.”
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
Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and to source and sell products, under their own private label brands, that compete with products of the Company. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products and continuing improvements in category management and customer service. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well established.
The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands, differentiated products, superior customer service (including innovative “good-better-best” marketing and merchandising programs), consistent on-time delivery, outsourcing certain production to low cost suppliers and lower cost countries where appropriate and experienced management.

The Company has also positioned itself to respond to the challenges of this retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company’s largest customer, Wal*Mart (which includes Sam’s Club), accounted for approximately 12% of net sales in 2006, across substantially all business units. The Company’s top ten customers included (in alphabetical order): Ace Hardware, Boise Office, Lowe’s, Office Depot, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal*Mart.
Environmental Matters
Information regarding the Company’s environmental matters is included in Management’s Discussion and Analysis section of this report and in Footnote 20 of the Notes to the Consolidated Financial Statements and is incorporated by reference herein.
Research and Development
Information regarding the Company’s research and development costs for each of the past three fiscal years is included in Footnote 1 of the Notes to the Consolidated Financial Statements and is incorporated by reference herein.
Employees
As of December 31, 2006, the Company had approximately 23,500 employees worldwide, of whom approximately 3,500 are covered by collective bargaining agreements or, in certain countries, which have collective arrangements decreed by statute.
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
The Company’s business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Central and South America and Asia. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters and terrorist attacks. In recent years, the retail industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition and consolidation among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, the Company must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of its customers.
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

The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major retailer customers, such as overall store and inventory reductions and retailer consolidation. The resulting risks to the Company include possible loss of sales, reduced profitability and limited ability to recover cost increases through price increases.
To compete successfully, the Company must develop and commercialize a continuing stream of innovative new products that create consumer demand.
The Company’s long-term success in this competitive retail environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes increased investment in new product development and increased focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth results.
To compete successfully, the Company must develop and maintain big, consumer-meaningful brands.
The Company’s competitive success also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company’s retailer customers will need the Company’s products to meet consumer demand, and big brands to provide the Company with economies of scale. The development and maintenance of such brands requires significant investment in brand building and marketing initiatives. While the Company is substantially increasing its expenditures for advertising and other brand building and marketing initiatives, the increased investment may not deliver the anticipated results.
Price increases in raw materials could harm the Company’s financial results.
The Company purchases some raw materials, including resin, glass, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressure. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Raw material price increases may offset productivity gains and could materially impact the Company’s financial results.
The Company’s success depends on its ability to continuously improve productivity and streamline operations.
The Company’s success depends on its ability to continuously improve its manufacturing efficiencies, reduce supply chain costs and streamline non-strategic SG&A expenses in order to produce products at a best-cost position and free up money for investment in innovation and brand building. Project Acceleration includes the closure of approximately one-third of the Company’s 64 manufacturing facilities (adjusted for the divestiture of Little Tikes and Home Décor Europe) between the periods January 1, 2006 and December 31, 2009. In addition, the Company is exploring ways to best leverage its functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain and Finance in order to improve efficiency and reduce costs. The Company runs the risk that Project Acceleration and other corporate initiatives aimed at streamlining and cost reduction may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated, or that other major productivity and streamlining programs may be required after such projects are completed. In addition, disruptions in the Company’s ability to supply products on a timely basis, which may be incidental to any problems in the execution of Project Acceleration, could adversely affect the Company’s future results.
The Company’s ability to make strategic acquisitions and to integrate its acquired businesses is an important factor in the Company’s future growth.

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
The Company faces challenges and uncertainties as it transforms into a company that grows through consumer-meaningful brands and new product innovation.
The Company is undergoing a transformation from a portfolio-holding company that grew through acquisitions to a focused group of leadership platforms that generate internal growth driven by consumer-meaningful brands and new product innovation. Such a transformation will require significant investment in brand-building, marketing and product development and the development of the right methods for understanding how consumers interact with the Company’s brands and categories and measuring the effectiveness of advertising and promotion spending. Although the process is well underway, there remain significant challenges and uncertainties.
Complications in connection with the Company’s current information system initiative may impact its results of operations, financial condition and cash flows.
The Company is in the early stages of replacing various business information systems worldwide with an enterprise resource planning system from SAP. The pilot implementation is currently planned for the North American Office Products business in late 2007. The implementation will occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees’ roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools we use to take orders, procure material, schedule production, remit billings, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs, the implementation could result in operating inefficiencies, and the implementation could impact the Company’s ability to perform necessary business transactions. All of these risks could adversely impact the Company’s results of operations, financial condition and cash flows.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family. These are the primary manufacturing locations and in many instances also contain administrative offices and warehouses used for distribution of the Company’s products. The Company also maintains sales offices throughout the United States and the world. The corporate offices are located in leased space in Atlanta, Georgia. Most of the Company’s idle facilities, which are excluded from the following list, are subleased while being held pending sale or lease expiration. The Company’s properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

CLEANING, ORGANIZATION & DÉCOR
TN VA WV Brazil OH KS Canada Canada TX MO Mexico Mexico IL Italy UT UT China	Cleveland Winchester Martinsburg Porto Alegre Mogadore Winfield Mississauga Calgary Greenville Jackson Agua Prieta Esqueda Freeport Figino Ogden Salt Lake City Shenzhen	O O L O O O O L O O L L L L L L L	Commercial Products
Commercial Products
Commercial Products
Commercial Products
Home Products
Home Products
Home Products
Home Products
Home Products
Home Storage Systems
Window Treatments
Window Treatments
Window Treatments
Window Treatments
Window Treatments
Window Treatments
Window Treatments
OFFICE PRODUCTS	IL TN TN WI Thailand India Colombia France France Germany	Oakbrook Lewisburg Shelbyville Janesville Bangkok Tamil Nadu Bogota Nantes Valence Hamburg	L O O L O L O O O O	Writing Instruments Writing Instruments Writing Instruments Writing Instruments Writing Instruments Writing Instruments Writing Instruments Writing Instruments Writing Instruments Writing Instruments

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

Mexico Mexico UK China China Venezuela TN CT Belgium	Tlalnepantla Mexicali Newhaven Dongguan Shanghai Maracay Maryville Stamford Sint Niklaas	O L O L L O O L O	Writing Instruments
Writing Instruments
Writing Instruments
Writing Instruments
Writing Instruments
Writing Instruments
Office & Storage Organizers
On-Demand Labeling Products
On-Demand Labeling Products
TOOLS & HARDWARE
	WI China NY IN NE MA ME NC New Zealand Poland Brazil Brazil UK Denmark Denmark Netherlands India China Mexico Canada	Saint Francis Shanghai Medina Lowell DeWitt East Longmeadow Gorham Huntersville Wellsford Brodnica Sao Paulo Carlos Barbosas Sheffield Asnaes Thisted Helmond Grajarat Shenzhen Monterrey Woodbridge	O O O O O O O L O O O O O O O O O L L L	Paint Applicators Paint Applicators Propane/Oxygen Hand Torches Window Hardware Tools Tools Tools Tools Tools Tools Tools Tools Tools Tools Tools Tools Tools Tools Hardware Hardware
HOME & FAMILY
	OH OH OH PA Mexico	Perrysburg Toledo Macedonia Exton Piedras Negras	O L O L L	Cookware Cookware Infant Products Infant Products Infant Products
SHARED FACILITIES
	CA UK	Hesperia Lichfield	L L
In the fourth quarter of 2006, the Company announced plans to construct a 350,000 square foot, 14-story headquarters building in Atlanta, Georgia. Construction on the new headquarters building began in January 2007 with completion slated for the Fall of 2008.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 20 of the Notes to the Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2006.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position With The Company

Mark D. Ketchum	57	President and Chief Executive Officer
James J. Roberts	48	President and Chief Operating Officer,
		Rubbermaid/IRWIN Group
Timothy J. Jahnke	47	President, Home & Family Group
Steven G. Marton	50	President, Office Products Group
J. Patrick Robinson	51	Executive Vice President – Chief Financial Officer
Dale L. Matschullat	61	Vice President – General Counsel and
		Corporate Secretary
Hartley D. Blaha	41	President – Corporate Development
James M. Sweet	54	Executive Vice President – Human Resources and Corporate Communications (Chief Human Resources Officer)
Raymond J. Johnson	51	President – Global Manufacturing and
		Supply Chain
Gordon Steele	55	Vice President — Chief Information Officer
Magnus R. Nicolin	50	President – Newell Rubbermaid Europe,
		Middle East and Africa
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
James J. Roberts has been President and Chief Operating Officer of the Rubbermaid/IRWIN Group since September 2003. Prior thereto, he was Group President of the Company’s Levolor/Hardware Group from April 2001 until August 2003. From September 2000 until March 2001, he served as President - Worldwide Hand Tools and Hardware at Stanley Works (a supplier of tools, door systems and related hardware). From July 1981 until September 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Worldwide Accessories.
Timothy J. Jahnke has been President of the Home & Family Group since April 2004. Prior thereto, he was Vice President — Human Resources of the Company from February 2001 to April 2004 and President of the Anchor Hocking Specialty Glass division from June 1999 until February 2001. From 1995 until June 1999, he led the human resources department of the Company’s Sanford division’s worldwide operations.
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
J. Patrick Robinson has been Chief Financial Officer since November 2004. Prior thereto, he was Vice President – Corporate Controller and Chief Financial Officer from June 2003 until October 2004 and Vice President — Controller and Chief Accounting Officer from May 2001 until May 2003. From March 2000 until May 2001, he was Chief Financial Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market). From 1983 until March 2000, he held a variety of financial positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President of Finance, Worldwide Power Tools.
Dale L. Matschullat has been Vice President — General Counsel since January 2001 and Corporate Secretary since August 2003. Prior thereto, he was Vice President-Finance, Chief Financial Officer and General Counsel from January 2000 until January 2001. From 1989 until January 2000, he was Vice President — General Counsel.

Hartley D. Blaha has been President – Corporate Development since February 2005. Prior thereto, he was Vice President — Corporate Development from November 2003 to February 2005. Prior thereto, from 1987 to 2003 he held a variety of positions within the Investment Banking Division of Lehman Brothers Inc. (a global investment bank), culminating as Managing Director, Mergers and Acquisitions.
James M. Sweet has been the Company’s Chief Human Resources Officer since May 2004. Prior thereto, he was Group Vice President – Human Resources for the Sharpie/Calphalon Group from January 2004 to April 2004. From 2001 to 2004, he was President of Capital H, Inc., a human resource services company that Mr. Sweet co-founded. From 1999-2001, he was Vice President of Human Resources for the Industrial Automation Systems and Rexnord divisions of Invensys PLC (an industrial manufacturing company). Prior thereto, he held executive human resource positions at Kohler Co., Keystone International and Brady Corp.
Raymond J. Johnson has been President – Global Manufacturing and Supply Chain since February 2005. Prior thereto, he was Group Vice President – Manufacturing from November 2003 to February 2005, and was Vice President – Manufacturing for the IRWIN Power Tool Accessories Division from November 2002 to November 2003. From May 2001 to May 2002, he was General Manager of the Golf Grip Business Unit of Eaton Corporation. From 1999 to May 2001, he was Vice President – Operations of True Temper Sports, Inc. (a manufacturer and marketer of golf shafts). Prior thereto, he was Vice President and General Manager of the Diversified Products Division of Technimark, Inc. (a manufacturer of plastics products for commercial customers) from 1998 to 1999, and held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories) from 1983 to 1998, culminating as Vice President of Operations for North American Power Tools.
Gordon Steele has been Vice President – Chief Information Officer since August 2005. From 2001 until 2005, he served as Vice President and Chief Information Officer for Global Information Technology at Nike, Inc. (a global designer, manufacturer and distributor of athletic and casual footwear, apparel and accessories and athletic equipment). Prior to becoming the CIO at Nike, he spent four years as the Senior Director responsible for the Nike Supply Chain project, which involved the complete replacement of all business application systems and included the global rollout of SAP ERP, i2 planning and the Siebel CRM system to all of Nike’s operating entities. From 1989 to 1997 he served as CIO, and other leadership capacities, with Mentor Graphics Corporation (a provider of electronic software and hardware products and consulting services). Prior thereto he served in various senior leadership positions with Warwick Financial Systems (a provider of banking technology services) and US Bancorp (a provider of banking, brokerage, insurance, investment, mortgage, trust and payment services products to consumers, businesses and institutions).
Magnus R. Nicolin has been President – Newell Rubbermaid Europe, Middle East and Africa, since January 2007. Prior thereto, he was a consultant for the Sanford Brands Fine Writing business from May 2006 through August 2006 and served as President – Sanford Brands Europe from September 2006 to December 2006. In 2002, he led in conjunction with J. W. Childs (a private equity firm) the leveraged buyout of Esselte Corporation from the London and Stockholm stock exchanges, taking the company private, then serving as President and Chief Executive Officer of this global leader in design, manufacturing and distribution of office products. Prior to 2002, he served in leadership positions with Pitney Bowes (a provider of mailstream software, hardware, services and solutions), Bayer Diagnostics (a leading provider of medical diagnostic equipment) and McKinsey & Co (a leading global strategic management consulting firm).
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2007 there were 17,371 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in The Wall Street Journal) for the calendar periods indicated:

	2006		2005
Quarters	High	Low	High	Low

First	$26.35	$23.25	$24.55	$20.60
Second	28.63	24.35	24.06	20.50
Third	29.25	24.04	25.69	21.66
Fourth	29.98	27.75	24.49	21.54
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

	2006(1)	2005(1)	2004(1)	2003	2002

STATEMENTS OF OPERATIONS DATA
Net sales	$6,201.0	$5,717.2	$5,707.1	$5,879.8	$5,483.6
Cost of products sold	4,131.0	3,959.1	4,050.6	4,174.4	3,863.5

Gross margin	2,070.0	1,758.1	1,656.5	1,705.4	1,620.1
Selling, general and administrative expenses	1,347.0	1,117.7	1,050.1	1,005.5	967.8
Impairment charges	—	0.4	264.0	29.5	—
Restructuring costs (2)	66.4	72.6	28.2	158.4	68.7

Operating income	656.6	567.4	314.2	512.0	583.6
Nonoperating expenses:
Interest expense, net	132.0	127.1	119.3	134.3	132.6
Other expense (income), net	9.7	(23.1)	(3.0)	17.4	25.9

Net nonoperating expenses	141.7	104.0	116.3	151.7	158.5

Income from continuing operations before income taxes and cumulative effect of accounting change	514.9	463.4	197.9	360.3	425.1
Income taxes	44.2	57.1	92.9	110.1	124.5

Income from continuing operations	470.7	406.3	105.0	250.2	300.6
(Loss) gain from discontinued operations, net of tax	(85.7)	(155.0)	(221.1)	(296.8)	10.9
Cumulative effect of accounting change, net of tax (3)	—	—	—	—	(514.9)

Net income (loss)	$385.0	$251.3	($116.1)	($46.6)	($203.4)

Weighted average shares outstanding:
Basic	274.6	274.4	274.4	274.1	267.1
Diluted	275.5	274.9	274.7	274.3	268.0
Per common share -
Basic -
Income from continuing operations	$1.71	$1.48	$0.38	$0.91	$1.13
(Loss) income from discontinued operations	($0.31)	($0.56)	($0.81)	($1.08)	$0.04
Cumulative effect of accounting change (3)	$—	$—	$—	$—	($1.93)
Net income (loss)	$1.40	$0.92	($0.42)	($0.17)	($0.76)
Diluted -
Income from continuing operations	$1.71	$1.48	$0.38	$0.91	$1.12
(Loss) income from discontinued operations	($0.31)	($0.56)	($0.80)	($1.08)	$0.04
Cumulative effect of accounting change (3)	$—	$—	$—	$—	($1.92)
Net income (loss)	$1.40	$0.91	($0.42)	($0.17)	($0.76)
Dividends	$0.84	$0.84	$0.84	$0.84	$0.84

	2006(1)	2005(1)	2004(1)	2003	2002

BALANCE SHEET DATA
Inventories, net	$850.6	$793.8	$813.2	$717.0	$812.7
Working capital (4)	580.3	675.3	1,141.1	978.2	465.6
Total assets	$6,310.5	$6,446.1	$6,669.5	$7,483.7	$7,404.4
Short-term debt, including current portion of long-term debt	277.5	166.8	206.9	35.4	449.2
Long-term debt, net of current portion	1,972.3	2,429.7	2,424.3	2,868.6	2,372.1
Stockholders’ equity	$1,890.2	$1,643.2	$1,764.2	$2,016.3	$2,063.5

(1)	Supplemental data regarding 2006, 2005 and 2004 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The restructuring costs include facility and other exit costs, employee severance and termination benefits and other costs.

(3)	Represents the after-tax goodwill impairment charge recorded in 2002 pursuant to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

(4)	Working capital is defined as Current Assets less Current Liabilities.
ACQUISITIONS OF BUSINESSES
2006, 2005 and 2004
Information regarding significant businesses acquired in the last three years is included in Footnote 2 of the Notes to the Consolidated Financial Statements.
2003
Effective January 1, 2003, the Company completed its acquisition of American Saw & Mfg. Co. (“LENOX”), a leading manufacturer of power tool accessories and hand tools marketed under the LENOX brand. The purchase price was approximately $450 million paid for through the issuance of commercial paper, plus transaction costs. The transaction structure permits the deduction of goodwill for tax purposes, which was approximately $85 million at the time of acquisition. This acquisition and the acquisition of American Tool Companies, Inc. (“IRWIN”) in 2002 marked a significant expansion and enhancement of the Company’s product lines and customer base, launching it squarely into the estimated $10 billion-plus global markets for hand tools and power tool accessories. Both of these acquisitions are reported in the Company’s Tools & Hardware business segment. The purchase price of the LENOX acquisition was allocated to the acquired assets and liabilities based on their fair values, with the excess recorded as goodwill.
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
QUARTERLY SUMMARIES
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2006
Net sales	$1,342.6	$1,634.1	$1,586.1	$1,638.2	$6,201.0
Gross margin	432.1	563.0	535.2	539.7	2,070.0
Income from continuing operations	130.2	135.5	112.7	92.3	470.7

Calendar Year	1st	2nd	3rd	4th	Year

(Loss) income from discontinued operations	(75.4)	(16.0)	(4.2)	9.9	(85.7)

Net income	$54.8	$119.5	$108.5	$102.2	$385.0

Earnings (loss) per share:
Basic -
Income from continuing operations	$0.47	$0.49	$0.41	$0.34	$1.71
(Loss) income from discontinued operations	($0.27)	($0.06)	($0.02)	$0.04	($0.31)
Net income	$0.20	$0.44	$0.39	$0.37	$1.40
Diluted -
Income from continuing operations	$0.47	$0.49	$0.41	$0.33	$1.71
(Loss) income from discontinued operations	($0.27)	($0.06)	($0.02)	$0.04	($0.31)
Net income	$0.21	$0.43	$0.39	$0.37	$1.40
2005
Net sales	$1,203.7	$1,493.9	$1,436.6	$1,583.0	$5,717.2
Gross margin	338.4	477.1	462.4	480.2	1,758.1
Income from continuing operations	95.7	88.7	136.6	85.3	406.3
Loss from discontinued operations	(59.1)	(22.5)	(65.1)	(8.3)	(155.0)

Net income	$36.6	$66.2	$71.5	$77.0	$251.3

Earnings (loss) per share:
Basic -
Income from continuing operations	$0.35	$0.32	$0.50	$0.31	$1.48
Loss from discontinued operations	($0.22)	($0.08)	($0.24)	($0.03)	($0.56)
Net income	$0.13	$0.24	$0.26	$0.28	$0.92
Diluted -
Income from continuing operations	$0.35	$0.32	$0.49	$0.31	$1.48
Loss from discontinued operations	($0.21)	($0.08)	($0.23)	($0.03)	($0.56)
Net income	$0.13	$0.24	$0.27	$0.28	$0.91
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
Executive Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments as follows:

Segment	Description of Products

Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home & Family (Other)	Operating segments that do not meet aggregation criteria with other operating segments, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards
The Company’s vision is to become a global company of Brands That MatterTM and great people, known for best-in-class results. The Company remains committed to investing in strategic brands and new product development, strengthening its portfolio of businesses, reducing its supply chain costs and streamlining non-strategic selling, general and administrative expenses (SG&A).
In 2006, the Company began transforming into a consumer driven branding company embracing consumer pull marketing, with meaningful new product innovation fueled by consumer insight, concept development and validation. The Company assessed its top 16 brands using a uniform methodology, and fielded incremental consumer and brand research to fill in knowledge gaps and verify our hypotheses regarding segmentation, consumer targeting and brand equity. In 2007, we expect to continue this transformation; developing formalized training and development programs to help foster the skills and talents necessary to achieve best-in-class consumer branding capability and building the increasing consumer understanding into our innovation and business planning processes. In 2006, we increased our investment in consumer understanding, innovation and demand creation (“Strategic Brand Building”) to 5.5% of sales, a 40% increase from 2005. The Company plans to continue making investments in these strategic brand building activities.
During 2006, the Company continued to make progress on strengthening its portfolio. The Company completed the integration of its acquisition of DYMO and substantially completed the sales of its European Cookware, Little Tikes and Home Décor Europe businesses.
Another key initiative of the Company is to restructure its manufacturing and sourcing network to increase capacity utilization, increase the percentage of manufacturing located in low-cost countries, and achieve the desired balance of company-owned manufacturing and third party sourcing partners. Project Acceleration remains on schedule. To date, the Company has announced approximately two-thirds of the anticipated closings or consolidations, and projects annualized savings exceeding $150 million upon the completion of the program in 2009.
The key tenets of the Company’s strategy include building large, consumer-meaningful brands (“Brands That MatterTM”), leveraging one Newell Rubbermaid, achieving a best total cost position and commercializing innovation across the enterprise. The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors. The Company’s strategic initiatives are designed to help enable these business units to generate differentiated products, operate within a best-in-class cost structure and employ superior branding in order to yield premium margins on their products. Premium margins fund incremental demand creation by the business units, driving incremental sales and profits for the Company.
The Company’s emphasis in 2007 will be to deliver sales growth and gross margin expansion through increased investments in consumer understanding, innovation and demand creation activities. The Company will focus on developing best-in-class practices for these activities. The Company’s objective is to build brands that really matter to its consumers. The Company will put in the systems to understand its consumers in detail — how they use its products, what they value, and how to delight them and/or excite them. The Company will invest in more innovation that differentiates its products. The Company will invest more in advertising and other consumer marketing to increase awareness as well as trial and repeat purchases to enhance the brands. Further, the Company will measure the effectiveness of those increased strategic brand building investments.
The Company is making the necessary investments now for the long-term success of its business. In 2007, the Company expects SG&A to increase due to continued investment in strategic brand building initiatives and other long-term initiatives including the SAP implementation, co-location strategies, expanded shared services in Europe and the U.S., and building organizational capability through training and development.
The following section details the Company’s performance in each of its transformational initiatives:
Create Consumer-Meaningful Brands
The Company is moving from its historical focus on push marketing and excellence in manufacturing and distributing products, to a new focus on consumer pull marketing, creating competitive advantage through better understanding our consumers, innovating to deliver great performance, investing in advertising and promotion to create demand and leveraging our brands in adjacent categories around the world. Consumer meaningful brands create more value than products alone, and big brands provide the Company with the economies of scale that can be leveraged in today’s marketplace. In 2006, the Company made incremental investments in strategic brand building, particularly on Calphalon®, Graco®, Goody®, LENOX ®, IRWIN®, Sharpie® and DYMO®, increasing the investment in strategic SG&A from approximately 4.0% of sales in 2005 to 5.5% of sales in 2006. The Company also initiated a consulting and training partnership with one of the largest worldwide creative and media agencies. The objective is to create best-in-class branding capabilities across the Company. The first step was to understand the brand vitality of the Company’s 16 largest brands using a common set of metrics. The Company will then integrate this understanding into its ongoing processes for product innovation, competitive analysis, strategic planning and brand marketing.
Leverage One Newell Rubbermaid
The Company is committed to leveraging the common business activities and best practices of our business units, and to build one common culture of shared values, with a focus on collaboration and teamwork. The Company is exploring ways to leverage common functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain and Finance to improve efficiency and reduce costs. This broad reaching initiative already includes projects such as the corporate consolidation of the distribution and transportation function, and aggregating Company-wide purchasing efforts including both direct and indirect materials and services. During the past year, the Company also streamlined the structure of its Tools & Hardware segment to create a more effective organization and leverage scale efficiencies. The Company also accelerated the process of creating shared services for the European businesses and is evaluating expanding the scope of shared services in the United States. The transition of services to the Shared Service Center in Europe is approximately two-thirds complete. In addition, the Company has recently created leadership positions — Vice President of Program Management and President of Newell Rubbermaid Europe, Middle East and Africa — to identify and drive synergies across business units. Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which we expect will enable the Company to integrate and manage its worldwide business and reporting process more efficiently. Phase one implementation is currently planned for the North American Office Products business in late 2007. The total company implementation will occur over several years in phases that are primarily based on geographic region and segment.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives.
Through Newell Operational Excellence and previous restructuring, the Company has made significant progress in reducing its supply chain costs and delivering productivity savings. Project Acceleration includes the closure of approximately one-third of the Company’s 64 manufacturing facilities (as of December 31, 2005, adjusted for the divestiture of Little Tikes and Home Décor Europe), optimizing the Company’s geographic manufacturing footprint. Since the inception of Project Acceleration, the Company has announced the closure of 14 manufacturing facilities. Project Acceleration is projected to result in cumulative restructuring costs of approximately $375 to $400 million ($315 million — $340 million after tax). Approximately 60% of the costs are expected to be cash. Annualized savings are now projected to exceed $150 million upon conclusion of the program in 2009. In 2006, the Company also broadened its supply chain efforts to include the realization of efficiencies in purchasing and distribution & transportation. Finally, the Company has shifted a portion of its research and development focus to designing lower cost into future product initiatives.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company will define innovation as the successful commercialization of invention. Innovation must be more than product development. It is a rigorous, consumer centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, innovating how and where to create awareness and trial, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation, and it will continue to build on this competency.

Consolidated Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the years ended December 31, (in millions, except percentages):

	2006		2005		2004

Net sales	$6,201.0	100.0%	$5,717.2	100.0%	$5,707.1	100.0%
Cost of products sold	4,131.0	66.6	3,959.1	69.2	4,050.6	71.0

Gross margin	2,070.0	33.4	1,758.1	30.8	1,656.5	29.0
Selling, general and administrative expenses (SG&A)	1,347.0	21.7	1,117.7	19.5	1,050.1	18.4
Impairment charges	—	—	0.4	—	264.0	4.6
Restructuring costs	66.4	1.1	72.6	1.3	28.2	0.5

Operating income	656.6	10.6	567.4	9.9	314.2	5.5
Nonoperating expenses:
Interest expense, net	132.0	2.1	127.1	2.2	119.3	2.1
Other expense (income), net	9.7	0.2	(23.1)	(0.4)	(3.0)	(0.1)

Net nonoperating expenses	141.7	2.3	104.0	1.8	116.3	2.0

Income from continuing operations before income taxes	514.9	8.3	463.4	8.1	197.9	3.5
Income taxes	44.2	0.7	57.1	1.0	92.9	1.6

Income from continuing operations	470.7	7.6	406.3	7.1	105.0	1.8
Loss from discontinued operations, net of tax	(85.7)	(1.4)	(155.0)	(2.7)	(221.1)	(3.9)

Net income (loss)	$385.0	6.2%	$251.3	4.4%	($116.1)	(2.0)%

Results of Operations - 2006 vs. 2005
Net sales for 2006 were $6,201.0 million, representing an increase of $483.8 million, or 8.5% from $5,717.2 million for 2005. Excluding sales related to the DYMO acquisition, sales were up approximately $268 million, or 4.7%, driven by core sales growth of approximately 2.6%. The impact of positive currency translation and continued favorable pricing contributed approximately two points of additional improvement.
Gross margin, as a percentage of net sales, for 2006 was 33.4%, or $2,070.0 million, versus 30.8%, or $1,758.1 million, for 2005. The 260 basis point improvement in gross margin was driven by productivity, favorable pricing, and favorable mix, which more than offset the impact of raw material inflation.
SG&A expenses for 2006 were 21.7% of net sales, or $1,347.0 million, versus 19.5%, or $1,117.7 million, for 2005. Approximately 40% of the increase is related to the impact of acquisitions, 40% represented increased investment in strategic brand building, and the remainder resulted from the impact of foreign currency and stock option accounting and the pension curtailment benefit recognized in 2005 that did not repeat in 2006.
The Company recorded non-cash pre-tax impairment charges of $0.4 million for 2005 to write-down certain trademarks and tradenames to fair value. See Footnote 17 of the Notes to the Consolidated Financial Statements for additional information.
The Company recorded restructuring costs of $66.4 million and $72.6 million for 2006 and 2005, respectively. The Company has announced the closure of 14 manufacturing facilities since Project Acceleration’s inception. The Company expects cumulative pre-tax costs of $375 to $400 million, approximately 60% of which are expected to be cash costs, over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $50 million benefit projected in 2007, $70 million benefit projected in 2008 and the remainder in 2009. The 2006 restructuring costs included $14.9 million of facility and other exit costs, $44.7 million of employee severance and termination benefits and $6.8 million of exited contractual commitments and other restructuring costs. The 2005 restructuring costs included $51.3 million in non-cash facility restructuring costs relating to Project Acceleration and $21.3 million relating to restructuring actions approved prior to the commencement of Project Acceleration. The $21.3 million of pre-Project Acceleration costs included $7.9 million of facility and other exit costs, $11.1 million of employee severance and termination benefits and $2.3 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to the Consolidated Financial Statements for further information on the restructuring costs.
Operating income for 2006 was $656.6 million, or 10.6% of net sales, versus $567.4 million, or 9.9% of net sales, in 2005. The improvement in operating margins is the result of the factors described above.
Net nonoperating expenses for 2006 were 2.3% of net sales, or $141.7 million, versus 1.8% of net sales, or $104.0 million, for 2005. The increase in net nonoperating expenses is mainly attributable to gains recognized in 2005 on the sale of property, plant and equipment and the liquidation of a foreign subsidiary that did not repeat in 2006, along with an increase in net interest expense, $132.0 million for 2006 compared to $127.1 million for 2005. The increase in net interest expense was primarily due to higher borrowing rates and higher average debt balances. See Footnote 18 of the Notes to the Consolidated Financial Statements for further information.
The effective tax rate was 8.6% for 2006 versus 12.3% for 2005. The change in the effective tax rate is primarily related to the $102.8 million income tax benefit recorded in 2006 compared to the net income tax benefit of $73.9 million recorded in 2005, as a result of favorable resolution of certain tax positions and the expiration of the statute of limitations on other deductions. See Footnote 16 of the Notes to the Consolidated Financial Statements for further information.
Income from continuing operations for 2006 was $470.7 million, compared to $406.3 million for 2005. Diluted earnings per share from continuing operations were $1.71 for 2006 compared to $1.48 for 2005.
The loss from discontinued operations for 2006 was $85.7 million, compared to $155.0 million for 2005. The gain (loss) on the disposal of discontinued operations for 2006 was $0.7 million, compared to $(96.8) million for 2005. The 2006 gain was primarily related to the disposal of the Little Tikes business, which was partially offset by the loss recognized on disposal of the Home Décor Europe business. The 2005 loss related primarily to the disposal of the Curver and the European Cookware businesses. The loss from operations of discontinued operations for 2006 was $86.4 million, net of tax, compared to $58.2 million, net of tax, for 2005. Diluted loss per share from discontinued operations was $0.31 for 2006 compared to $0.56 for 2005. See Footnote 3 of the Notes to the Consolidated Financial Statements for further information.
Net income for 2006 was $385.0 million, compared to $251.3 million for 2005. Diluted earnings per share was $1.40 for 2006 compared to $0.91 for 2005.
Results of Operations - 2005 vs. 2004
Net sales for 2005 were $5,717.2 million, representing a increase of $10.1 million, or 0.2% from $5,707.1 million for 2004. Excluding sales related to the DYMO acquisition, sales decreased by $14.8 million primarily due to the rationalization of unfavorable product lines and core sales decline partially offset by favorable pricing. Positive currency translation improved sales by 0.7% for the full year.
Gross margin, as a percentage of net sales, for 2005 was 30.8%, or $1,758.1 million, versus 29.0%, or $1,656.5 million, for 2004. The improvement in gross margin is primarily related to favorable pricing, productivity, and favorable mix driven by the rationalization of unprofitable product lines primarily in the Rubbermaid Home Products business, partially offset by raw material inflation (primarily resin and steel).
SG&A expenses for 2005 were 19.5% of net sales, or $1,117.7 million, versus 18.4%, or $1,050.1 million, for 2004. The increase in SG&A was driven by the impact from foreign currency, the impact from the acquisition of DYMO and increased investments in strategic brand building, partially offset by streamlining.
The Company recorded non-cash pre-tax impairment charges of $0.4 million and $264.0 million for 2005 and 2004, respectively. The 2005 charges were required to write-down certain trademarks and tradename assets to fair value. The 2004 charges were required to write-down certain assets to fair value, primarily in the Company’s European and Latin American Office Products businesses. See Footnote 17 of the Notes to the Consolidated Financial Statements for additional information.
The Company recorded restructuring costs of $72.6 million and $28.2 million for 2005 and 2004, respectively. The 2005 restructuring costs included $51.3 million in non-cash facility restructuring costs relating to Project

Acceleration and $21.3 million relating to restructuring actions approved prior to the commencement of Project Acceleration. The $21.3 million of pre-Project Acceleration costs included $7.9 million of facility and other exit costs, $11.1 million of employee severance and termination benefits and $2.3 million of exited contractual commitments and other restructuring costs. The 2004 costs included $24.8 million of facility and other exit costs, $5.2 million of employee severance and termination benefits and the reversal of $1.8 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to the Consolidated Financial Statements for further information on the restructuring costs.
Operating income for 2005 was $567.4 million, or 9.9% of net sales, versus $314.2 million, or 5.5% of net sales, in 2004. The improvement in operating margins is the result of the factors described above.
Net nonoperating expenses for 2005 were 1.8% of net sales, or $104.0 million, versus 2.0% of net sales, or $116.3 million, for 2004. The decrease in net nonoperating expenses is mainly attributable to gains recognized in 2005 on the sale of property, plant and equipment and the liquidation of a foreign subsidiary. This was partially offset by an increase in net interest expense, $127.1 million for 2005 compared to $119.3 million for 2004. The increase in net interest expense was primarily due to higher borrowing rates, partially offset by lower average debt balances. See Footnote 18 of the Notes to the Consolidated Financial Statements for further information.
The effective tax rate was 12.3% for 2005 versus 46.9% for 2004. The change in the effective tax rate is primarily related to the $73.9 million income tax benefit recorded in 2005 compared to the net income tax benefit of $15.5 million recorded in 2004, as a result of favorable resolution of certain tax positions and the expiration of the statute of limitations on other deductions. Additionally, the effective tax rate was impacted by the non-deductibility associated with a portion of the Company’s impairment charges recorded in 2005 and 2004 ($0.4 million and $264.0 million, respectively). See Footnotes 16 and 17 of the Notes to the Consolidated Financial Statements for further information.
Income from continuing operations for 2005 was $406.3 million, compared to $105.0 million for 2004. Diluted earnings per share from continuing operations were $1.48 for 2005 compared to $0.38 for 2004.
The loss from discontinued operations for 2005 was $155.0 million, compared to $221.1 million for 2004. For 2005, the loss on disposal of discontinued operations was $96.8 million, comprised primarily of a $62.0 million loss on the disposal of the Curver business and a $33.9 million loss related to the sale of the European Cookware business. For 2004, the Company recorded a $21.5 million loss on the disposal of the U.S. picture frames business (Burnes), the Anchor Hocking glassware business, and the Mirro cookware business, a $72.2 million loss on the disposal of the Panex Brazilian low-end cookware division, and a $6.4 million loss, net of tax, on the disposal of the European picture frames business, partially offset by a gain on the disposal of the Little Tikes Commercial Playground Systems business of $9.6 million. The loss from operations of discontinued operations for 2005 was $58.2 million, net of tax, compared to $130.6 million, net of tax, for 2004. Diluted loss per share from discontinued operations was $0.56 for 2005 compared to $0.80 for 2004. See Footnote 3 of the Notes to the Consolidated Financial Statements for further information.
Net income (loss) for 2005 was $251.3 million, compared to $(116.1) million for 2004. Diluted earnings (loss) per share was $0.91 for 2005 compared to $(0.42) for 2004.
Business Segment Operating Results
2006 vs. 2005 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2006	2005	% Change

Cleaning, Organization & Décor	$1,995.7	$1,921.0	3.9%
Office Products	2,031.6	1,713.3	18.6
Tools & Hardware	1,262.2	1,260.3	0.2
Home & Family	911.5	822.6	10.8

Total Net Sales	$6,201.0	$5,717.2	8.5%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2006	2005	% Change

Cleaning, Organization & Décor	$209.1	$145.8	43.4%
Office Products	287.0	266.0	7.9
Tools & Hardware	185.0	171.1	8.1
Home & Family	117.9	103.5	13.9
Corporate	(76.0)	(46.0)	65.2
Impairment charge	—	(0.4)
Restructuring costs	(66.4)	(72.6)

Total Operating Income	$656.6	$567.4	15.7%

Cleaning, Organization & Décor
Net sales for 2006 were $1,995.7 million, an increase of $74.7 million, or 3.9%, from $1,921.0 million in 2005, driven by mid single-digit growth in Rubbermaid Commercial Products and Rubbermaid Home Products. New product innovation, a strong back to campus season, a successful year in insulated products and strong sales in the size in store and custom blind products drove the sales improvement. Partially offsetting this increase were low margin product line exits, specifically related to basic drapery hardware.
Operating income for 2006 was $209.1 million, an increase of $63.3 million, or 43.4%, from $145.8 million in 2005. The increase in operating income was driven by the sales volume increases described above coupled with productivity initiatives and pricing actions put in place to offset raw material inflation.
Office Products
Net sales for 2006 were $2,031.6 million, an increase of $318.3 million, or 18.6% from $1,713.3 million in 2005. Excluding sales related to the DYMO acquisition, sales increased approximately 6%, led by strong performance in the Everyday Writing and Marker businesses.
Operating income for 2006 was $287.0 million, an increase of $21.0 million, or 7.9%, from $266.0 million in 2005. Additional income from the DYMO acquisition and the sales volume increase described above were partially offset by strategic brand building spending, restructuring related inefficiencies and acquisition related start-up costs.
Tools & Hardware
Net sales for 2006 were $1,262.2 million, an increase of $1.9 million, or 0.2%, from $1,260.3 million in 2005, as mid single-digit growth in our IRWIN and LENOX branded tools businesses was offset by the decline in our consumer electronic tools business. The consumer electronic tools product line has neared the end of its life cycle. Sales of other product lines increased approximately 3% in the segment, despite the challenging housing and retail environment.
Operating income for 2006 was $185.0 million, an increase of $13.9 million, or 8.1%, from $171.1 million in 2005. Productivity initiatives were partially offset by strategic brand building investment and raw material inflation, particularly in aluminum, zinc and brass.
Home & Family
Net sales for 2006 were $911.5 million, an increase of $88.9 million, or 10.8%, from $822.6 million in 2005. Broad based success in all three business units was fueled by sales of new products and consumer demand driven by targeted strategic SG&A investment.
Operating income for 2006 was $117.9 million, an increase of $14.4 million, or 13.9%, from $103.5 million in the comparable period of 2005, driven by an increase in sales and productivity, partially offset by increased SG&A investment.

2005 vs. 2004 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2005	2004	% Change

Cleaning, Organization & Décor	$1,921.0	$1,993.4	(3.6)%
Office Products	1,713.3	1,686.2	1.6
Tools & Hardware	1,260.3	1,218.7	3.4
Home & Family	822.6	808.8	1.7

Total Net Sales	$5,717.2	$5,707.1	0.2%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2005	2004	% Change

Cleaning, Organization & Décor	$145.8	$113.6	28.3%
Office Products	266.0	262.0	1.5
Tools & Hardware	171.1	181.7	(5.8)
Home & Family	103.5	88.4	17.1
Corporate	(46.0)	(39.3)	17.0
Impairment charge	(0.4)	(264.0)
Restructuring costs	(72.6)	(28.2)

Total Operating Income	$567.4	$314.2	80.6%

Cleaning, Organization & Décor
Net sales for 2005 were $1,921.0 million, a decrease of $72.4 million, or 3.6%, from $1,993.4 million in 2004, driven primarily by planned product line exits and core sales declines in the Rubbermaid Home Products business. These factors were partially offset by increases in core product sales in the Rubbermaid Commercial Products and Levolor/Kirsch businesses, and favorable pricing.
Operating income for 2005 was $145.8 million, an increase of $32.2 million, or 28.3%, from $113.6 million in 2004. The improvement in operating income is the result of core sales growth in Rubbermaid Commercial Products and Levolor/Kirsch, reduced restructuring activity, favorable sales mix and favorable pricing which more than offset raw material inflation and lost absorption in manufacturing facilities.
Office Products
Net sales for 2005 were $1,713.3 million, an increase of $27.1 million, or 1.6% from $1,686.2 million in 2004. The increase was primarily due to the acquisition of DYMO, the introduction of innovative new products in the markers business and favorable foreign currency translation, partially offset by sales declines in the fine writing and the Eldon office products businesses.
Operating income for 2005 was $266.0 million, an increase of $4.0 million, or 1.5%, from $262.0 million in 2004, as a result of the impact of the DYMO acquisition and improved margins associated with the new product introductions and productivity, partially offset by raw material inflation and increased investment in SG&A, primarily related to advertising and promotion.
Tools & Hardware
Net sales for 2005 were $1,260.3 million, an increase of $41.6 million, or 3.4%, from $1,218.7 million in 2004, driven by increases in the LENOX, and IRWIN-branded businesses, partially offset by sales declines in the Amerock business and consumer electronic tools.

Operating income for 2005 was $171.1 million, a decrease of $10.6 million, or 5.8%, from $181.7 million in 2004, driven by raw material inflation, restructuring related costs at the Amerock business and investments in SG&A in the tools business, partially offset by productivity and the sales increase noted above.
Home & Family
Net sales for 2005 were $822.6 million, an increase of $13.8 million, or 1.7%, from $808.8 million in 2004, driven by favorable pricing and strong new product introductions in the Graco business.
Operating income for 2005 was $103.5 million, an increase of $15.1 million, or 17.1%, from $88.4 million in 2004. The increase was primarily due to favorable pricing, new product introductions and productivity initiatives, partially offset by raw material inflation.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows for the year ended December 31, (in millions):

	2006	2005	2004

Cash provided by operating activities	$643.4	$641.6	$660.0
Cash (used in)/provided by investing activities	(11.9)	(766.7)	189.6
Cash used in financing activities	(550.1)	(257.2)	(494.1)
Exchange effect on cash and cash equivalents	4.1	(7.8)	5.7

Increase (Decrease) in cash and cash equivalents	$85.5	($390.1)	$361.2

Sources
The Company’s primary sources of liquidity and capital resources include cash provided by operations, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the year ended December 31, 2006 was $643.4 million compared to $641.6 million for the comparable period of 2005. The increase in cash provided by operating activities is a result of increased net income offset by higher working capital, primarily due to increased inventory to provide additional safety stock due to restructuring plans.
In 2006, the Company received cash proceeds of $187.0 million related to the sale of businesses and other non-current assets, compared to $65.5 million in 2005. In 2006, the Company received cash proceeds of $15.6 million related to the sale of other non-current assets, compared to $64.3 million in 2005. In 2006, the Company sold the European Cookware and Little Tikes businesses, as well as the largest portion of its Home Décor Europe business. In 2005, the Company sold the Curver business.
In 2006, the Company received proceeds from the issuance of debt of $177.0 million compared to $337.0 million in 2005. Proceeds in 2005 reflect the issuance of commercial paper related to the funding of the November 2005 DYMO acquisition.
The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. The Company’s lines of credit do not have a material impact on the Company’s liquidity. Borrowings under the Company’s lines of credit at December 31, 2006 and 2005 totaled $23.9 million and $4.0 million, respectively.
In November 2005, the Company entered into a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement. On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. The Company elected to extend the Revolver for an additional one-year period and all but one lender approved the one-year extension, which will now expire in November 2011. Accordingly, the Company has $750.0 million available under its revolving credit facility through

November 2010 and $725.0 million thereafter, through November 2011. At December 31, 2006 and 2005, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter, through 2011. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At December 31, 2006, there was no commercial paper outstanding and there were no standby letters of credit issued under the Revolver. At December 31, 2005, $202.0 million of commercial paper was outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms and requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of December 31, 2006 and 2005, the Company was in compliance with the terms of the agreement governing the Revolver.
Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. On September 18, 2006, in accordance with the terms of the receivables facility, the financing entity caused the preferred debt securities to be exchanged for cash of $2.2 million, a two year floating rate note in an aggregate principal amount of $448.0 million and a cash premium of $5.2 million. Because this debt matures in 2008, the entire amount is considered to be long-term. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing entity with a par value equal to the outstanding principal amount of the note. The note must be repaid and any preferred debt securities into which the note is converted must be retired or redeemed before the Company can have access to the financing entity’s receivables. As of December 31, 2006 and December 31, 2005, the aggregate amount of outstanding receivables sold under this facility was $696.7 million and $746.9 million, respectively. The receivables and the preferred debt securities or note, as applicable, are recorded in the consolidated accounts of the Company.
Uses
The Company’s primary uses of liquidity and capital resources include acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used for acquisitions was $60.6 million in 2006, compared to $740.0 million in 2005. In 2006, the Company did not invest in significant acquisitions. The cash used in 2005 related primarily to the acquisition of DYMO for $699.2 million, which was funded by $480.2 million of cash on hand and $219.0 million from existing credit facilities. See Footnote 2 of the Notes to the Consolidated Financial Statements for additional information.
Capital expenditures were $138.3 million and $92.2 million in 2006 and 2005, respectively. The increase in capital expenditures was driven by spending on the Company’s SAP initiative. Capital expenditures for 2007 are expected to be in the range of $140 to $160 million.
In 2006, the Company made payments on notes payable and long-term debt of $511.0 million compared to $360.1 million in 2005. In 2006, the Company used available cash to pay off commercial paper and retire a $150 million, 6.6% fixed rate medium-term note that matured. In 2005, the Company purchased 750,000 shares of its 5.25% convertible preferred securities from holders at an average price of $47.075 per share ($35.3 million). See Footnote 10 of the Notes to the Consolidated Financial Statements for additional information on these transactions.
Aggregate dividends paid were $232.8 million and $231.5 million in 2006 and 2005, respectively. In 2007, the Company expects to make similar dividend payments.

Cash used for restructuring activities was $26.1 million and $34.3 million in 2006 and 2005, respectively. These payments relate primarily to employee termination benefits. In 2007, the Company expects to use approximately $100 to $125 million of cash on restructuring activities related to Project Acceleration. See Footnote 4 of the Notes to the Consolidated Financial Statements for additional information.
In 2006, the Company made a voluntary $20.9 million cash contribution to fund its defined contribution plan. In 2005, the Company made a voluntary $25.0 million cash contribution to fund its foreign pension plans.
In 2005, the Company terminated a cross currency interest rate swap and paid $26.9 million. This payment has been recognized in operating cash flow.
Retained earnings increased in 2006 by $152.1 million. The increase in retained earnings is due to the current year net income, partially offset by cash dividends paid on common stock. See the Statements of Stockholders’ Equity and Comprehensive (Loss) Income for additional details.
Working capital at December 31, 2006 was $580.3 million compared to $675.3 million at December 31, 2005. The current ratio at December 31, 2006 was 1.31:1 compared to 1.38:1 at December 31, 2005. The decrease in working capital is due to the sale of substantially all of the businesses classified as discontinued operations, the proceeds of which were used to pay down debt.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .52:1 at December 31, 2006 and ..60:1 at December 31, 2005.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Resolution of Income Tax Contingencies
In 2006 and 2005, the Company recorded $102.8 million and $73.9 million, respectively, in income tax benefit as a result of favorable resolution of certain tax matters, the expiration of the statute of limitations on certain tax matters and the reorganization of certain legal entities in Europe. These benefits are reflected in the Company’s 2006 and 2005 Consolidated Statements of Operations.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2006 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations listed below are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2006. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the table (in millions):

	Payments Due by Period
		Less
		than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt — maturities (1)	$2,225.9	$253.6	$703.0	$254.7	$1,014.6
Interest on long-term debt (2)	1,152.0	117.3	185.0	126.0	723.7
Operating lease obligations (3)	292.5	63.4	95.9	51.6	81.6
Purchase obligations (4)	389.1	362.4	26.7	—	—

Total contractual obligations (5)	$4,059.5	$796.7	$1,010.6	$432.3	$1,819.9

(1)	Amounts represent contractual obligations due, excluding interest, based on borrowings outstanding as of December 31, 2006. For further information relating to these obligations, see Footnotes 9 and 10 of the Notes to the Consolidated Financial Statements.

(2)	Amounts represent estimated interest expense on borrowings outstanding as of December 31, 2006. Interest on floating debt was estimated using the index rate in effect as of December 31, 2006. For further information relating to this obligation, see Footnotes 9 and 10 of the Notes to the Consolidated Financial Statements.

(3)	Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2006. For further information relating to this obligation, see Footnote 12 of the Notes to the Consolidated Financial Statements.

(4)	Primarily consists of purchase commitments entered into as of December 31, 2006 for finished goods, raw materials, components and services and joint venture interests pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2006 balance sheet as current liabilities, except for current portion of long-term debt.
The Company also has obligations with respect to its pension and post retirement medical benefit plans. See Footnote 13 of the Notes to the Consolidated Financial Statements.
As of December 31, 2006, the Company had $95.4 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical. See Footnote 20 of the Notes to the Consolidated Financial Statements for further information.
As of December 31, 2006, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
The Company’s accounting policies are more fully described in Footnote 1 of the Notes to the Consolidated Financial Statements. As disclosed in Footnote 1 of the Notes to the Consolidated Financial Statements, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.
Sales Recognition
Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.
Recovery of Accounts Receivable
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case by case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of December 31, 2006, the Company had allowances for doubtful accounts of $26.3 million on $1,139.9 million of accounts receivable.

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
Goodwill and Other Indefinite-Lived Intangible Assets
The Company conducts its annual test of impairment for goodwill and indefinite lived intangible assets in the third quarter because it coincides with its annual strategic planning process for all of its businesses. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the indefinite life intangible asset is below its carrying amount. The Company tests for impairment at the operating segment level.
The Company cannot predict the occurrence of certain events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers. Additionally, increases in the risk adjusted rate could result in impairment charges.
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
Other Long-Lived Assets
The Company continuously evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $30.6 million as of December 31, 2006. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company and such additional losses may be material to the Company’s Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance CERCLA matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2006 ranged between $15.9 million and $35.6 million. As of December 31, 2006, the Company had a reserve of $19.8 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets.
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
Stock Options
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), using the modified prospective method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Stock-based compensation expense for all awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. Prior to the adoption of SFAS 123(R), the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”
Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual pre-vesting forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from our estimates. See Footnote 15 of the Notes to the Consolidated Financial Statements for a further discussion of stock-based compensation.

New Accounting Pronouncements
In June 2006, the FASB issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require a review of all tax positions accounted for in accordance with FASB Statement No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, which the Company intends to adopt on January 1, 2007. The Company does not believe the new Interpretation will have a material effect on its financial position or results of operations, however, adoption may result in the reclassification of certain income tax liabilities in our consolidated balance sheet and an immaterial adjustment to the balance of retained earnings.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position beginning with years ending after December 15, 2008 (with limited exceptions). Effective December 31, 2006, the Company recognized the funded status of its defined benefit postretirement plan and provided the required disclosures as a result of the adoption of SFAS 158. The effect of adoption of SFAS 158 on the Company’s financial condition at December 31, 2006 has been included in the accompanying consolidated financial statements. See Footnote 13 of the Notes to the Consolidated Financial Statements for additional information. The Company currently measures defined benefit plan assets and liabilities for the majority of its plans on September 30th and expects to adopt the measurement date provisions of SFAS 158 in 2008.
International Operations
For the years ended December 31, 2006, 2005 and 2004, the Company’s non-U.S. businesses accounted for approximately 26%, 24% and 24% of net sales, respectively (see Footnote 19 of the Notes to the Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2006 vs.	2005 vs.
				2005%	2004%
	2006	2005	2004	Change	Change

U.S.	$4,603.4	$4,338.5	$4,365.6	6.1%	(0.6)%
Non-U.S	1,597.6	1,378.7	1,341.5	15.9	2.8

	$6,201.0	$5,717.2	$5,707.1	8.5%	0.2%

Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales, income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Item 1A this Report.
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
The Company purchases certain raw materials, including resin, corrugate, steel, stainless steel, aluminum and other metals, which are subject to price volatility caused by unpredictable factors. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process. During 2006, the Company experienced raw material inflation, which was more than offset by pricing increases, favorable mix and productivity.
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table indicates the calculated amounts for each of the years ended December 31, 2006 and 2005 (in millions, except percentages):

	2006	December 31,	2005	December 31,	Confidence
Market Risk	Average	2006	Average	2005	Level

Interest rates	$8.0	$7.5	$9.5	$8.1	95%
Foreign exchange	$5.0	$3.5	$3.1	$5.6	95%
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 27, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Footnotes 1 and 15, on January 1, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share Based Payment, and changed its method of accounting for share-based payments using the modified prospective transition method. Also, as discussed in Footnote 13, on December 31, 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and changed its method of recognizing the funded status of its defined benefit postretirement plans.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2007

Report of Independent Registered Public Accounting Firm
on Management’s Report on Internal Control over Financial Reporting
The Board of Directors and Stockholders
Newell Rubbermaid Inc.
We have audited management’s assessment, included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control Over Financial Reporting, that Newell Rubbermaid Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Newell Rubbermaid Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Newell Rubbermaid Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Newell Rubbermaid Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 27, 2007

Consolidated Statements of Operations

Year Ended December 31,	2006	2005(1)	2004(1)
(Amounts in millions, except per share data)
Net sales	$6,201.0	$5,717.2	$5,707.1
Cost of products sold	4,131.0	3,959.1	4,050.6

Gross margin	2,070.0	1,758.1	1,656.5
Selling, general and administrative expenses	1,347.0	1,117.7	1,050.1
Impairment charges	—	0.4	264.0
Restructuring costs	66.4	72.6	28.2

Operating income	656.6	567.4	314.2
Nonoperating expenses:
Interest expense, net of interest income of $23.0, $15.0, and $10.4 in 2006, 2005, and 2004, respectively	132.0	127.1	119.3
Other expense (income), net	9.7	(23.1)	(3.0)

Net nonoperating expenses	141.7	104.0	116.3

Income from continuing operations before income taxes	514.9	463.4	197.9
Income taxes	44.2	57.1	92.9

Income from continuing operations	470.7	406.3	105.0
Loss from discontinued operations, net of tax	(85.7)	(155.0)	(221.1)

Net income (loss)	$385.0	$251.3	($116.1)

Weighted average shares outstanding:
Basic	274.6	274.4	274.4
Diluted	275.5	274.9	274.7
Per common share -
Basic
Income from continuing operations	$1.71	$1.48	$0.38
Loss from discontinued operations	(0.31)	(0.56)	(0.81)

Net income (loss)	$1.40	$0.92	($0.42)

Diluted
Income from continuing operations	$1.71	$1.48	$0.38
Loss from discontinued operations	(0.31)	(0.56)	(0.80)

Net income (loss)	$1.40	$0.91	($0.42)

Dividends per share	$0.84	$0.84	$0.84
(1) Results have been restated to report the Company’s Home Décor Europe and Little Tikes businesses as discontinued operations.
      See Footnote 3.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets

December 31,	2006	2005(1)
(Amounts in millions, except par value)
Assets
Current Assets:
Cash and cash equivalents	$201.0	$115.5
Accounts receivable, net of allowances of $26.3 for 2006 and $28.5 for 2005	1,113.6	1,107.7
Inventories, net	850.6	793.8
Deferred income taxes	110.1	109.8
Prepaid expenses and other	133.5	103.2
Current assets of discontinued operations	68.1	242.7

Total Current Assets	2,476.9	2,472.7

Property, plant and equipment, net	746.9	854.0
Deferred income taxes	1.3	37.7
Goodwill	2,435.7	2,304.4
Other intangible assets, net	458.8	401.7
Other assets	190.9	185.2
Non-current assets of discontinued operations	–	190.4

Total Assets	$6,310.5	$6,446.1

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$549.9	$590.5
Accrued compensation	177.9	142.6
Other accrued liabilities	710.9	677.7
Income taxes payable	144.3	82.6
Notes payable	23.9	4.0
Current portion of long-term debt	253.6	162.8
Current liabilities of discontinued operations	36.1	137.2

Total Current Liabilities	1,896.6	1,797.4

Long-term debt	1,972.3	2,429.7
Other noncurrent liabilities	551.4	566.6
Long-term liabilities of discontinued operations	–	9.2
Stockholders’ Equity:
Common stock, authorized shares, 800.0 at $1.00 par value;	291.0	290.2
Outstanding shares:
2006 – 291.0 2005 – 290.2
Treasury stock, at cost;	(411.6)	(411.6)
Shares held:
2006 – 15.7 2005 – 15.7
Additional paid-in capital	505.0	453.0
Retained earnings	1,690.4	1,538.3
Accumulated other comprehensive loss	(184.6)	(226.7)

Total Stockholders’ Equity	1,890.2	1,643.2

Total Liabilities and Stockholders’ Equity	$6,310.5	$6,446.1

(1) Results have been restated to report the Company’s Home Décor Europe and Little Tikes businesses as discontinued operations.
      See Footnote 3.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows

Year Ended December 31,	2006	2005(1)	2004(1)

(Amounts in millions)
Operating Activities
Net income (loss)	$385.0	$251.3	($116.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	193.3	191.6	209.4
Non-cash restructuring costs	27.2	56.2	30.9
Deferred income taxes	(5.0)	(63.9)	108.1
Gain on sale of assets/debt extinguishment	(4.5)	(20.0)	(9.0)
Non-cash impairment charges	50.9	34.4	374.0
(Gain) loss on disposal of discontinued operations	(0.7)	96.8	90.5
Stock-based compensation expense	44.0	6.1	2.8
Other	(12.9)	(23.9)	(8.4)
Changes in current accounts excluding the effects of acquisitions:
Accounts receivable	25.1	(51.5)	143.7
Inventories	(32.2)	32.3	(74.2)
Accounts payable	(51.0)	27.3	(20.3)
Discontinued operations	30.1	60.3	(2.3)
Accrued liabilities and other	(5.9)	44.6	(69.1)

Net Cash Provided by Operating Activities	$643.4	$641.6	$660.0

Investing Activities
Acquisitions, net of cash acquired	($60.6)	($740.0)	($6.6)
Expenditures for property, plant and equipment	(138.3)	(92.2)	(121.9)
Disposals of noncurrent assets and sale of businesses	187.0	65.5	318.1

Net Cash (Used in)/Provided by Investing Activities	($11.9)	($766.7)	$189.6

Financing Activities
Proceeds from issuance of debt	$177.0	$337.0	$33.9
Payments on notes payable and long-term debt	(511.0)	(360.1)	(298.4)
Cash dividends	(232.8)	(231.5)	(231.0)
Proceeds from exercised stock options and other	16.7	(2.6)	1.4

Net Cash Used in Financing Activities	($550.1)	($257.2)	($494.1)

Exchange rate effect on cash	4.1	(7.8)	5.7

Increase (Decrease) in Cash and Cash Equivalents	85.5	(390.1)	361.2
Cash and Cash Equivalents at Beginning of Year	115.5	505.6	144.4

Cash and Cash Equivalents at End of Year	$201.0	$115.5	$505.6

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$19.5	$84.9	$16.9
Interest	160.9	136.8	127.0

(1)	Results have been restated to report the Company’s Home Décor Europe and Little Tikes businesses as discontinued operations. See Footnote 3.
See Notes to Consolidated Financial Statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income

			Add’l		Accumulated	Total
(Amounts in millions,	Common	Treasury	Paid-In	Retained	Other	Stockholders’
except per share data)	Stock	Stock	Capital	Earnings	Comprehensive Loss	Equity

Balance at December 31, 2003	$290.1	($411.6)	$439.9	$1,865.7	($167.8)	$2,016.3
Net loss	—	—	—	(116.1)	—	(116.1)
Foreign currency translation, net of $64.2 tax	—	—	—	—	104.8	104.8
Minimum pension liability adjustment, net of $2.1 tax	—	—	—	—	3.5	3.5
Loss on derivative instruments, net of $(6.7) tax	—	—	—	—	(10.9)	(10.9)

Total comprehensive loss						(18.7)

Cash dividends on common stock	—	—	—	(231.0)	—	(231.0)
Exercise of stock options	—	—	1.4	—	—	1.4
Other	—	—	(3.8)	—	—	(3.8)

Balance at December 31, 2004	$290.1	($411.6)	$437.5	$1,518.6	($70.4)	$1,764.2

Net income	$—	$—	$—	$251.3	$—	$251.3
Foreign currency translation, net of $(65.9) tax	—	—	—	—	(107.6)	(107.6)
Minimum pension liability adjustment, net of $(29.3) tax	—	—	—	—	(59.8)	(59.8)
Gain on derivative instruments, net of $6.8 tax	—	—	—	—	11.1	11.1

Total comprehensive income						95.0

Cash dividends on common stock	—	—	—	(231.5)	—	(231.5)
Exercise of stock options	0.1	—	0.4	—	—	0.5
Other	—	—	15.1	—	—	15.1

Balance at December 31, 2005	$290.2	($411.6)	$453.0	$1,538.3	($226.7)	$1,643.2

Net income	$—	$—	$—	$385.0	$—	$385.0
Foreign currency translation, net of $17.7 tax	—	—	—	—	28.8	28.8
Minimum pension liability adjustment, net of $27.1 tax					50.0	50.0
Loss on derivative instruments, net of $(2.6) tax	—	—	—	—	(4.3)	(4.3)

Total comprehensive income						459.5

Cash dividends on common stock	—	—	—	(232.8)	—	(232.8)
Exercise of stock options	0.8	—	19.1	—	—	19.9
Adjustment to initially apply SFAS 158, net of $(15.4) tax	—	—	—	—	(32.4)	(32.4)
Other	—	—	32.9	(0.1)	—	32.8

Balance at December 31, 2006	$291.0	($411.6)	$505.0	$1,690.4	($184.6)	$1,890.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business: Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s strong portfolio of brands includes Sharpie®, Paper Mate®, DYMO®, EXPO®, Waterman®, Parker®, Rolodex®, IRWIN®, LENOX®, BernzOmatic®, Rubbermaid®, Levolor®, Graco®, Calphalon® and Goody®. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family.
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
Reclassifications: Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation. See Footnote 3 for a discussion of discontinued operations.
Concentration of Credit Risk: The Company sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a on a case by case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.
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
The credit exposure that results from commodity, interest rate, and foreign exchange is the fair value of contracts with a positive fair value as of the reporting date. There is no credit exposure on the Company’s interest rate derivatives at December 31, 2006. The credit exposure on foreign currency derivatives at December 31, 2006 was $7.8 million.
Sales Recognition: Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales related discounts.

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
Property, Plant and Equipment: Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20-40 years), and machinery and equipment (3-12 years).
Goodwill and Other Indefinite-Lived Intangible Assets: The Company conducts its annual test of impairment for goodwill and indefinite lived intangible assets in the third quarter because it coincides with its annual strategic planning process for all of its businesses. The Company also tests for impairment if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit or the indefinite lived intangible asset is below its carrying amount.
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
Goodwill Impairment
The Company evaluates goodwill impairment one level below the reporting segment at the operating segment level (herein referred to as the reporting unit). If the carrying amount of the reporting unit is greater than the fair value, goodwill impairment may be present. The Company measures the goodwill impairment based upon the fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.
Other Indefinite-Lived Intangible Asset Impairment (primarily Trademarks and Tradenames)
If the carrying amount of the intangible asset exceeds its fair value, an impairment charge is recorded to the extent the recorded intangible asset exceeds the fair value.
See Footnotes 7 and 17 for additional detail on goodwill and other intangible assets.
Other Long-Lived Assets: The Company tests its other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available. See Footnote 17 for additional information.
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
Advertising Costs: The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a component of net sales and totaled $153.3 million, $147.4 million, and $132.3 million for 2006, 2005 and 2004, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $199.9 million, $135.6 million and $113.4 million in 2006, 2005 and 2004, respectively.
Research and Development Costs: Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs aggregated $102.0 million, $92.5 million, and $95.9 million in 2006, 2005 and 2004, respectively.
Derivative Financial Instruments: The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are used only to manage certain commodity, interest rate and foreign currency risks. These instruments include commodity swaps, interest rate swaps, long-term cross currency interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts, options and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged.
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

The Company also has designated certain interest rate swaps as fair value hedges. The Company has structured existing interest rate swap agreements to be 100% effective. These instruments include interest rate swaps, long-term cross currency interest rate swaps and forward exchange contracts. Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap. The cash received or paid relating to the termination of interest rate swaps is included in Other as an operating activity in the Consolidated Statements of Cash Flows.
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
The fair value of foreign currency hedging instruments is recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities on the Consolidated Balance Sheets depending on the maturity of the Company’s cross currency interest rate swaps and forward contracts at December 31, 2006 and 2005. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
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
Long-term Debt: The fair values of the Company’s long-term debt issued under the medium-term note program and the junior convertible subordinated debentures are based on quoted market prices and are as follows as of December 31, (in millions):

	2006	2005

Medium-term note program	$1,321.7	$1,473.6
Junior convertible subordinated debentures	$398.1	$345.4
All other significant long-term debt is pursuant to floating rate instruments whose carrying amounts approximate fair value.
Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income. Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income. International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other expense (income), net.
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
Stock-Based Compensation: Prior to January 1, 2006, the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, the Company generally recognized compensation expense only for restricted stock grants. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values estimated in accordance with the provision of SFAS 123(R). Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. The Company estimated future forfeiture rates based on its historical experience. See Footnote 15 for additional information.
Accumulated Other Comprehensive Loss: The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	Unrecognized	After-tax	Accumulated
	Currency	Pension & Other	Derivative	Other
	Translation	Postretirement	Hedging	Comprehensive
	Gain	Costs	Gain	Loss

Balance at 12/31/05	$12.8	($246.3)	$6.8	($226.7)
Disposal/liquidation of businesses	(1.3)	—	—	(1.3)
Other current year changes	30.1	17.6	(4.3)	43.4

Balance at 12/31/06	$41.6	($228.7)	$2.5	($184.6)

Recent Accounting Pronouncements: In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. The interpretation would require a review of all tax positions accounted for in accordance with FASB Statement No. 109 and apply a more-likely-than-not recognition threshold. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. Subsequent recognition, derecognition, and measurement is based on management’s best judgment given the facts, circumstances and information available at the reporting date. The guidance is effective for fiscal years beginning after December 15, 2006, and the Company intends to adopt the interpretation on January 1, 2007. The Company does not believe FIN 48 will have a material effect on its financial position or results of operations, however, adoption may result in the reclassification of certain income tax liabilities in our consolidated balance sheet and an immaterial adjustment to the balance of retained earnings.
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
FOOTNOTE 2
Acquisition of DYMO
On November 23, 2005, the Company acquired DYMO, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte AB. The purchase price of $699.2 million was finalized in 2006, after consideration of certain working capital and other adjustments. The Company funded the purchase payment through a combination of available cash of $480.2 million and debt of $219.0 million from pre-existing credit facilities. In 2006, the Company finalized the purchase price allocation of $699.2 million to the identifiable assets and liabilities. The purchase price allocation was based on management’s estimate of fair value using the assistance of third party appraisals at the date of acquisition as follows (in millions):

Current assets	$33.8
Property, plant & equipment, net	21.5
Goodwill	609.3
Other intangible assets, net	118.9
Other assets	0.2

Total assets	$783.7

Current liabilities	$38.1
Deferred income taxes	42.9
Other noncurrent liabilities	3.5

Total liabilities	$84.5

The allocation of the purchase price resulted in the recognition of $609.3 million of goodwill primarily related to the anticipated future earnings and cash flows of the DYMO business including the estimated effects of the integration of this business into the Office Products segment. The transaction resulted in the recognition of $118.9 million in intangible assets consisting primarily of customer lists, patents, and trademarks. Approximately $77.4 million were indefinite-lived intangible assets related to trademarks and $41.5 million related to finite-lived intangible assets that will be amortized over periods of 3 to 10 years with a weighted average amortization period of 5.3 years.
The transaction summarized above was accounted for using the purchase method of accounting and the results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. The acquisition costs included in the purchase price were allocated to goodwill.
The unaudited consolidated results of operations on a pro forma basis, as though the 2005 acquisition of DYMO had been completed on January 1, 2004, are as follows for the year ended December 31, (in millions, except per share amounts):

	2005	2004

Net sales	$5,923.2	$5,935.4
Income from continuing operations	$417.0	$119.6
Net income (loss)	$262.0	($101.5)

Basic earnings (loss) per share
Income from continuing operations	$1.52	$0.44
Net income (loss)	$0.95	($0.37)

Diluted earnings (loss) per share
Income from continuing operations	$1.52	$0.44
Net income (loss)	$0.95	($0.37)

These pro forma financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that are expected to result from integration.
FOOTNOTE 3
Discontinued Operations
The following table summarizes the results of businesses reported as discontinued operations for the years ended December 31, (in millions):

	2006	2005	2004

Net sales	$508.5	$798.2	$1,212.4

Loss from operations of discontinued operations, net of income tax expense of $8.6 million, $5.7 million and $9.2 million for 2006, 2005 and 2004, respectively	($86.4)	($58.2)	($130.6)
Gain (loss) on disposal of discontinued operations, net of income tax expense of $6.5 million, $- million and $4.7 million for 2006, 2005 and 2004, respectively	0.7	(96.8)	(90.5)

Loss from discontinued operations, net of tax	($85.7)	($155.0)	($221.1)

No amounts related to interest expense have been allocated to discontinued operations.
The following table presents summarized balance sheet information of the discontinued operations as of December 31, (in millions):

	2006	2005

Accounts receivable, net	$35.8	$127.1
Inventories, net	18.8	104.8
Prepaid expenses and other	1.0	10.8
Property, plant and equipment, net	12.5	122.9
Goodwill	—	50.3
Other intangible assets, net	—	16.7
Other assets	—	0.5

Total Assets	$68.1	$433.1

Accounts payable	$11.6	$71.9
Accrued compensation	4.1	18.5
Other accrued liabilities	15.3	46.8
Other noncurrent liabilities	5.1	9.2

Total Liabilities	$36.1	$146.4

As of December 31, 2006, the assets and liabilities of the discontinued operations consist of the remaining portions of the Home Décor Europe business. As of December 31, 2005, the assets and liabilities of the discontinued operations consist of the European Cookware, Home Décor Europe and Little Tikes businesses.
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

In connection with this transaction, the Company recorded a gain of $16.0 million, net of tax, in 2006. The total net gain is reported in the table above as part of the gain (loss) on disposal of discontinued operations.
Home Décor Europe
In June 2006, the Company’s Board of Directors committed to a plan to sell the Home Décor Europe business. As a result, the business’s operating results, including the impairment charge recognized in the first quarter of 2006 (see further discussion below), is included in the loss from operations of discontinued operations. The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia® and other local brands and was previously classified in the Company’s former Home Fashions segment. In 2005, Home Décor Europe had net sales of approximately $377 million.
In September 2006, the Company entered into an agreement for the intended sale of portions of the Home Décor Europe business to a global manufacturer and marketer of window treatments and furnishings. The sale included the businesses in Portugal and the Nordic, Central and Eastern European regions. The sale included the largest portion of the total Home Décor Europe business and closed effective December 1, 2006, except for operations in Poland and the Ukraine, which closed effective February 1, 2007.
In October 2006, the Company received a binding offer for the intended sale of the Southern European region of the Home Décor Europe business to another party. The transaction closed in France and Spain effective January 1, 2007 and in Italy effective February 1, 2007, completing the divestiture of Home Décor Europe.
Impairment testing performed by the Company in 2005, utilizing a discounted cash flow analysis, indicated that the enterprise value of the Home Décor Europe business significantly exceeded the book value of this business unit, and no impairment was recorded in respect of this business in 2005. However, during the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’s fair value, and revealed that the value of the business to a third party was lower than the fair value the Company had previously estimated using expected future cash flows. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company recorded a $50.9 million impairment charge in the first quarter of 2006. During the third quarter of 2006, as a result of the agreements discussed above to dispose of the business, the Company recorded an additional impairment charge of $6.8 million. During the fourth quarter of 2006, as a result of changes in the structure of the agreements discussed above to dispose of the business, the Company recorded an additional impairment charge on the remaining portions of the Home Décor Europe business of $2.5 million, net of an income tax benefit of $1.7 million.
In connection with these transactions, the Company recorded a loss of $11.3 million, net of tax, in 2006. The total net loss is reported in the table above as part of the gain (loss) on disposal of discontinued operations.
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
In connection with this transaction, the Company recorded a total non-cash loss related to the sale of $33.9 million in 2005. The non-cash loss is reported in the table above as part of the gain (loss) on disposal of discontinued operations. In 2005, the European Cookware business had net sales of approximately $115 million.

Curver
In January 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. In June 2005, the Company completed the sale of its Curver business. The Curver business included the Company’s European indoor organization and home storage division and was previously reported in the former Cleaning & Organization segment. The sales price, which was subject to reduction for working capital adjustments, was $5 million, paid at closing, plus a note receivable for $5 million, payable within 12 years from closing. The Company may also receive contingent payments, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ending December 31, 2009. Due to anticipated shortfalls in working capital, the Company does not expect to collect any of the $5 million note receivable. In addition, the Company has not included the contingent payments in the calculation of the loss on disposal of discontinued operations.
In connection with this transaction, the Company recorded a non-cash loss related to the sale of $62.0 million, net of tax, in 2005, included in the gain (loss) on disposal of discontinued operations in the table above. In 2004, the Company recorded a non-cash impairment charge of $78.9 million, net of tax, ($34.0 million for goodwill and $44.9 million for other long-lived assets) related to Curver. The charge is included in the loss from operations of discontinued operations for 2004 in the table above.
Panex
In January 2004, the Company completed the sale of its Panex Brazilian low-end cookware division (previously reported in the Home & Family operating segment) and European picture frames businesses (previously reported in the former Home Fashions operating segment).
Burnes, Anchor Hocking and Mirro
In April 2004, the Company sold substantially all of its U.S. picture frame business (Burnes), its Anchor Hocking glassware business and its Mirro cookware business. Under the terms of the agreement and final adjustments relating to the transaction, the Company retained the accounts receivable of the businesses of $76.6 million, and total proceeds, including the retained receivables, as a result of the transaction were $304 million. The Burnes picture frame business was previously reported in the former Home Fashions operating segment, while the Anchor Hocking and Mirro businesses were previously reported in the Home & Family operating segment.
Little Tikes Commercial Play Systems Inc.
In July 2004, the Company completed the sale of Little Tikes Commercial Play Systems Inc. (“LTCPS”) to PlayPower, Inc. for approximately $41 million. LTCPS was previously reported in the Home & Family operating segment, as a unit of the Company’s Little Tikes division. LTCPS is a manufacturer of commercial playground systems and contained playground environments. The Company retained the consumer portion of its Little Tikes division.
FOOTNOTE 4
Restructuring Costs
Project Acceleration Restructuring Activities
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions and to allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the closures of approximately one-third of the Company’s 64 manufacturing facilities (as of December 31, 2005, adjusted for the divestiture of Little Tikes and Home Décor Europe), optimizing the Company’s geographic manufacturing footprint. Since the plan’s inception, the Company has announced the closure of 14 manufacturing facilities. In 2006, the Company recorded restructuring costs of $66.4 million related to Project Acceleration. In 2005, the Company recorded restructuring costs of $72.6 million, of which $51.3 million relates to Project

Acceleration and $21.3 million relates to restructuring actions approved prior to the commencement of Project Acceleration (see below for details). Through December 31, 2006, the Company has approved approximately $166.2 million in restructuring actions related to Project Acceleration and recorded $117.7 million of costs. The Company expects the remaining $48.5 million of costs, primarily severance, associated with plans approved as of December 31, 2006, to be recorded during the first quarter of 2007. The Plan is expected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million — $340 million after tax), with between $100 million and $130 million ($85 million — $110 million after tax) to be incurred in 2007 (Unaudited).
The table below shows the restructuring costs recognized for restructuring activities for the following periods (in millions):

	2006	2005

Facility and other exit costs	$14.9	$51.3
Employee severance and termination benefits	44.7	—
Exited contractual commitments and other	6.8	—

Restructuring costs	$66.4	$51.3

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. A summary of the Company’s restructuring plan reserves is as follows (in millions):

	12/31/05		Costs	12/31/06
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$14.9	($14.9)	$—
Employee severance and termination benefits	—	44.7	(15.8)	28.9
Exited contractual commitments and other	—	6.8	(4.8)	2.0

	$—	$66.4	($35.5)	$30.9

Costs incurred include cash payments and the impairment of assets associated with vacated facilities and future minimum lease payments included in facility and other exit costs.
The following table depicts the changes in accrued restructuring reserves for the Plan for the period ended December 31, 2006 aggregated by reportable business segment (in millions):

	12/31/05		Costs	12/31/06
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$—	$22.0	($17.6)	$4.4
Office Products	—	38.7	(13.3)	25.4
Tools & Hardware	—	3.6	(3.2)	0.4
Home & Family	—	1.3	(1.0)	0.3
Corporate	—	0.8	(0.4)	0.4

	$—	$66.4	($35.5)	$30.9

During 2006, the Company received a better indication of the value of assets being disposed of in the Home & Family segment and also made changes to a disposal group of assets in the former Cleaning & Organization segment. These assets were previously written down to estimated net realizable value during the fourth quarter of 2005 as part of Project Acceleration. As a result, the Company reversed $4.8 million of restructuring costs in 2006 due to a combination of higher proceeds and changes made to a disposal group of assets.
Project Acceleration commenced in December 2005 and resulted in non-cash facility restructuring costs in 2005, aggregated by reportable business segment, as follows (in millions):

Segment	Provision

Cleaning, Organization & Décor	$29.3
Office Products	8.6
Tools & Hardware	6.8
Home & Family	6.6

$51.3

The restructuring actions approved in 2005 related to Project Acceleration resulted in the closure of 9 facilities, with estimated cash costs, primarily employee severance, related to these actions of approximately $25 million to $30 million. As of December 31, 2005, no expenses were recorded related to these cash costs, as notification to the affected employees had not been made.
Pre-Project Acceleration Restructuring Activities
The Company announced a significant restructuring plan (the “2001 Plan”) on May 3, 2001. The specific objectives of the 2001 Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. The Company recorded $461.7 million in restructuring costs under the 2001 Plan, including $179.2 million for discontinued operations. While the accounting charges associated with the 2001 Plan were completed in the second quarter of 2004, the Company continued to selectively approve individual restructuring plans. The following table shows the restructuring costs, net of reversals, recognized under the terms of the 2001 Plan and for the selective restructuring actions prior to Project Acceleration for the years ended December 31, excluding restructuring costs related to discontinued operations (in millions):

	2005	2004

Facility and other exit costs	$7.9	$24.8
Employee severance and termination benefits	11.1	5.2
Exited contractual commitments and other	2.3	(1.8)

Restructuring costs	$21.3	$28.2

Restructuring provisions were determined based on estimates prepared at the time the specific restructuring actions were approved by management, and also include amounts recognized as incurred. In 2005, the Company reduced its restructuring reserve by approximately $5.7 million, primarily as a result of higher proceeds received from the sale of property, plant and equipment and favorable negotiations on exited contracts.
Approximately $0.9 million of pre-Acceleration restructuring reserves remain as of December 31, 2006, representing facility and other exit costs. Changes in accrued restructuring reserves for the year ended December 31, 2005, is as follows (in millions):

	12/31/04		Costs	12/31/05
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$11.3	$7.9	($17.0)	$2.2
Employee severance and termination benefits	7.5	11.1	(17.2)	1.4
Exited contractual commitments and other	5.8	2.3	(7.2)	0.9

	$24.6	$21.3	($41.4)	$4.5

Costs incurred include cash payments and the impairment of assets associated with vacated facilities and future minimum lease payments included in facility and other exit costs.
Under the 2001 Plan, the Company exited 84 facilities, of which 31 pertain to discontinued operations, and reduced headcount by approximately 12,000. The following table depicts the changes in accrued restructuring reserves for the year ended December 31, 2005, aggregated by reportable business segment (in millions):

	12/31/04		Costs	12/31/05
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$3.0	$14.6	($14.9)	$2.7
Office Products	12.6	(1.8)	(9.1)	1.7
Tools & Hardware	3.1	4.8	(7.8)	0.1
Home & Family	0.3	1.5	(1.8)	—
Corporate	5.6	2.2	(7.8)	—

	$24.6	$21.3	($41.4)	$4.5

The restructuring reserve at December 31, 2005 is primarily related to exit costs on certain manufacturing facilities and severance. As noted above, the Company’s 2005 restructuring costs included the reversal of $5.7 million, the most significant of which included $4.0 million in the Office Products segment and $1.0 million in Corporate.
Cash paid for restructuring activities, including Pre-Project Acceleration and Project Acceleration restructuring activities, was $26.1 million, $34.3 million and $54.4 million for 2006, 2005 and 2004, respectively.
FOOTNOTE 5
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2006	2005

Materials and supplies	$172.8	$159.7
Work in process	158.6	169.0
Finished products	519.2	465.1

	$850.6	$793.8

As of December 31, 2006 and 2005, LIFO reserves were $38.1 million and $28.8 million, respectively. Cost of certain domestic inventories (approximately 59.6% and 60.7% of total inventories at December 31, 2006 and 2005, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. The Company recognized a (loss) gain of $(2.7) million, $0.1 million, and $0.4 million in 2006, 2005 and 2004, respectively, related to the liquidation of LIFO based inventories.
FOOTNOTE 6
Property, Plant & Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31, (in millions):

	2006	2005

Land	$34.1	$32.1
Buildings and improvements	393.7	362.4
Machinery and equipment	1,617.5	1,558.1

	2,045.3	1,952.6
Accumulated depreciation	(1,298.4)	(1,098.6)

	$746.9	$854.0

Depreciation expense was $159.5 million, $180.4 million and $199.6 million in 2006, 2005 and 2004, respectively.

FOOTNOTE 7
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill is as follows (in millions):

	2006	2005

Balance at January 1,	$2,304.4	$1,743.9
Acquisitions (1)	68.9	590.0
Other, primarily foreign currency translation	62.4	(29.5)

Balance at December 31,	$2,435.7	$2,304.4

Other intangible assets, net consisted of the following as of December 31, (in millions):

			Weighted Average
	2006	2005	Amortization Period	Amortization Periods

Tradenames – indefinite life	$274.8	$281.0	N/A	N/A
Tradenames – other	49.2	39.8	5 years	3 - 20 years
Other (2)	219.9	137.9	7 years	3 - 14 years

	543.9	458.7
Accumulated amortization	(85.1)	(57.0)

	$458.8	$401.7

(1)	Represent DYMO ($28.5 million), CardScan ($16.0 million) and other individually immaterial acquisitions ($24.4 million) in 2006 and primarily the acquisition of DYMO in 2005.

(2)	Other consists primarily of capitalized software, non-compete agreements, patents and customer lists.
Other intangible amortization expense, including capitalized software amortization, was $33.8 million, $14.6 million and $15.9 million in 2006, 2005, and 2004, respectively.
FOOTNOTE 8
Other Accrued Liabilities
Accrued liabilities included the following as of December 31, (in millions):

	2006	2005

Customer accruals	$277.1	$270.6
Accrued self-insurance liability	86.9	89.7
Accrued restructuring (See Footnote 4)	31.8	4.5
Accrued pension, defined contribution and other postemployment benefits	49.2	58.1
Accruals for manufacturing expenses, including inventory received	118.2	103.3
Accrued medical and life insurance	14.7	15.4
Accrued interest and interest rate swaps	43.1	50.9
Accrued contingencies, primarily legal, environmental and warranty	35.5	21.1
Other	54.4	64.1

Other accrued liabilities	$710.9	$677.7

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

FOOTNOTE 9
Credit Arrangements
The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. As of December 31, 2006 and 2005, the Company had notes payable to banks in the amount of $23.9 million and $4.0 million, respectively, with weighted average interest rates of 6.3% and 12.2%, respectively.
On November 14, 2005, the Company entered into a $750.0 million syndicated revolving credit facility (the “Revolver”) pursuant to a five-year credit agreement. On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. In October 2006, the Company elected to extend the Revolver for an additional one-year period and all but one lender approved the one-year extension. Accordingly, the Company has $750.0 million available under its revolving credit facility through November 2010 and $725.0 million thereafter, through November 2011. At December 31, 2006, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter, through 2011. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At December 31, 2006, there was no commercial paper outstanding and there were no standby letters of credit issued under the Revolver. At December 31, 2005, there was $202.0 million of commercial paper outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratios, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness. As of December 31, 2006, the Company was in compliance with the agreement governing the Revolver.
FOOTNOTE 10
Long-Term Debt
The following is a summary of long-term debt as of December 31, (in millions):

	2006	2005

Medium-term notes (original maturities ranging from 5 to 30 years, average interest rate of 5.58%)	$1,325.0	$1,475.0
Commercial paper	—	202.0
Floating rate note/preferred debt securities	448.0	450.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	11.9	24.8
Other long-term debt	4.3	4.0

Total debt	2,225.9	2,592.5
Current portion of long-term debt	(253.6)	(162.8)

Long-term debt	$1,972.3	$2,429.7

The following table summarizes the Company’s average commercial paper obligations and interest rate for the year ended December 31, (in millions, except percentages):

	2006	2005

- Borrowing	$178.4	$30.7
- Average interest rate	5.0%	3.5%

The aggregate maturities of long-term debt outstanding are as follows as of December 31, 2006 (in millions):

2007	2008	2009	2010	2011	Thereafter	Total

$253.6	$450.2	$252.8	$252.4	$2.3	$1,014.6	$2,225.9
The medium-term notes, revolving credit agreement (and related commercial paper), preferred debt securities, and junior convertible subordinated debentures are all unsecured.
Preferred Debt Securities: Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s United States trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. On September 18, 2006, in accordance with the terms of the receivables facility, the financing entity caused the preferred debt securities to be exchanged for cash of $2.2 million, a two year floating rate note in an aggregate principal amount of $448.0 million and a cash premium of $5.2 million. Because this debt matures in 2008, the entire amount is considered to be long-term. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing entity with a par value equal to the outstanding principal amount of the note. The note must be repaid and any preferred debt securities into which the note is converted must be retired or redeemed before the Company can have access to the financing entity’s receivables. As of December 31, 2006 and 2005, the aggregate amount of outstanding receivables sold under this facility was $696.7 million and $746.9 million, respectively. The receivables and the preferred debt securities or note, as applicable, are recorded in the consolidated accounts of the Company.
Junior Convertible Subordinated Debentures: As of December 31, 2006, the Company fully and unconditionally guarantees 8.4 million shares of 5.25% convertible preferred securities issued by a 100% owned finance subsidiary of the Company, which are callable at 100.525% of the liquidation preference, decreasing over time to 100% by December 2007. Each of these “Preferred Securities” is convertible into 0.9865 of a share of the Company’s common stock, and is entitled to a quarterly cash distribution at the annual rate of $2.625 per share.
The proceeds of the Preferred Securities were invested in $515.5 million of the Company’s 5.25% Junior Convertible Subordinated Debentures (“Debentures”). The Debentures are the sole assets of the subsidiary trust, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. As of December 31, 2006, the Company has not elected to defer interest payments.
In 2005 and 2004, the Company purchased 750,000 and 825,000 shares, respectively, of its Preferred Securities from holders at an average price of $47.075 per share ($35.3 million) and $43.6875 per share ($36.0 million), respectively. In connection with the purchases of these securities, the Company negotiated the early retirement of the corresponding Debentures with the subsidiary trust. The Company accounted for these transactions as an extinguishment of debt resulting in net gains of $1.7 million and $4.4 million in 2005 and 2004, respectively, which were included in Other expense (income), net.
Terminated Interest Rate Swaps: At December 31, 2006 and 2005, the carrying amount of long-term debt and current maturities thereof includes $11.9 million and $24.8 million (of which $3.4 million and $12.8 million is classified as current), respectively, relating to terminated interest rate swap agreements.
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
FOOTNOTE 11
Derivative Financial Instruments
Interest Rate Risk Management: At December 31, 2006, the Company had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $500.0 million, with a net accrued interest payable of $3.6 million. There is no credit exposure on the Company’s interest rate derivatives at December 31, 2006.
At December 31, 2006, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $312.4 million, with a net accrued interest receivable of $1.7 million. The maturities on these long-term cross currency interest rate swaps are three years.
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

	2006		2005
	Buy	Sell	Buy	Sell

British Pounds	$429.8	$207.2	$272.1	$59.2
Canadian Dollars	0.9	263.6	0.9	348.0
Euro	2.5	735.0	60.9	805.2
Other	21.0	21.6	31.7	18.2

	$454.2	$1,227.4	$365.6	$1,230.6

Fair Value	($3.4)	$0.7	$30.5	$18.0

The net loss recognized in 2006, 2005 and 2004 for matured natural gas and cash flow forward exchange contracts was $4.2 million, $4.5 million and $8.9 million, net of tax, respectively, which was recognized in the Consolidated Statements of Operations. The Company estimates that $1.7 million of income, net of tax, deferred in accumulated other comprehensive income, will be recognized in earnings in 2007.
See Footnote 18 for information regarding the termination of a cross currency interest rate swap.
FOOTNOTE 12
Leases
The Company leases manufacturing warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2020. Rent expense was $84.4 million, $103.6 million and $101.3 million in 2006, 2005 and 2004, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2006 (in millions):

2007	2008	2009	2010	2011	Thereafter	Total

$63.4	$52.1	$43.8	$29.9	$21.7	$81.6	$292.5

FOOTNOTE 13
Employee Benefit and Retirement Plans
Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 consolidated balance sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87), all of which were previously netted against the plan’s funded status in the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss upon adoption of SFAS 158. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position beginning after December 15, 2008. The Company currently measures defined benefit plan assets and liabilities for the majority of its plans on September 30th, and expects to adopt the measurement date provisions of SFAS 158 in 2008.
The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006 or for any prior period presented, and it will not affect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Adopting SFAS 158.”

	At December 31, 2006
	Prior to Adopting	Effect of Adopting	As Reported at
	SFAS 158	SFAS 158	December 31, 2006

Intangible asset	$ 7.2	($7.2)	$ —
Prepaid benefit cost	34.2	(28.5)	5.7
Accrued benefit cost	(443.9)	(12.1)	(456.0)
Deferred income taxes	113.6	15.4	129.0
Accumulated other comprehensive loss	$ 196.3	$32.4	$ 228.7
Included in accumulated other comprehensive loss at December 31, 2006 is $358.0 million ($228.7 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension or benefit cost. The Company expects to recognize $10.9 million ($7.1 net of tax) in net actuarial losses and prior service credit in net periodic pension and benefit cost during 2007.
As of December 31, 2006, the Company maintained various non-qualified deferred compensation plans with varying terms. The total liability associated with these plans was $75.1 million and $68.1 million as of December 31, 2006 and 2005, respectively. These liabilities are included in Other Noncurrent Liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $38.9 million and $32.8 million as of December 31, 2006 and 2005, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets.
The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2006 and 2005, the life insurance contracts had a cash surrender value of $77.7 million and $76.0 million, respectively. These assets are included in Other Assets in the Consolidated Balance Sheets. The projected benefit obligation was $78.2 million and $79.6 million at December 31, 2006 and 2005, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts is excluded from the table as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions.”
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
The Company’s matching contributions to the contributory 401(k) plans were $15.9 million, $15.4 million, and $18.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.
The Company uses a September 30th measurement date for the majority of its plans. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	United States		International
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation at January 1	$ 896.4	$ 878.8	$ 482.5	$ 447.6
Service cost	2.8	2.2	7.3	7.8
Interest cost	51.4	51.7	24.5	23.5
Amendments	0.4	0.2	—	—
Actuarial (gain) loss	(38.8)	72.1	(6.0)	70.4
Acquisitions and other	—	(0.6)	(4.4)	8.4
Currency translation	—	—	64.7	(55.1)
Benefits paid from plan assets	(56.5)	(57.7)	(24.9)	(19.5)
Curtailments, settlement costs	0.1	(50.3)	—	(0.6)

Benefit obligation at December 31	$ 855.8	$ 896.4	$ 543.7	$ 482.5

Change in plan assets:
Fair value of plan assets at January 1	$ 693.7	$ 646.6	$ 340.5	$ 303.8
Actual return on plan assets	68.0	98.5	26.9	45.6
Acquisitions and other	—	—	(1.1)	3.0
Contributions	6.2	6.3	21.1	43.6
Currency translation	—	—	48.3	(36.6)
Benefits paid from plan assets	(56.5)	(57.7)	(24.9)	(19.5)
Settlement charges and other	—	—	(0.1)	0.6

Fair value of plan assets at December 31	$ 711.4	$ 693.7	$ 410.7	$ 340.5

Funded Status:
Funded status at December 31	($144.4)	($202.7)	($133.0)	($142.0)
Unrecognized net loss and other (in 2005)	—	304.0	—	100.7
Unrecognized prior service cost (in 2005)	—	14.4	—	—

Net amount recognized (in 2005)	$ —	$ 115.7	$ —	($41.3)

Amounts recognized the Consolidated Balance Sheets:
Intangible asset (1)	$ —	$ 9.7	$ —	$ —
Prepaid benefit cost (1)	—	—	5.7	—
Accrued current benefit cost (2)	(6.5)	—	(3.8)	(15.0)
Accrued noncurrent benefit cost (3)	(137.9)	(189.3)	(134.9)	(118.2)
Accumulated other comprehensive loss	262.6	295.3	100.1	91.9

Total	$ 118.2	$ 115.7	($32.9)	($41.3)

	United States		International
	2006	2005	2006	2005

Accumulated benefit obligation	$845.7	$882.5	$530.9	$471.0

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.00%	5.75%	5.11%	4.90%
Long-term rate of return on plan assets	8.50%	8.50%	6.69%	6.91%
Long-term rate of compensation increase	4.50%	4.50%	3.90%	3.71%

(1)	Recorded in Other Assets

(2)	Recorded in Other Accrued Liabilities

(3)	Record in Other Noncurrent Liabilities

	United States		International
	2006	2005	2006	2005

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.25%	4.90%	5.71%
Long-term rate of return on plan assets	8.50%	8.50%	6.91%	7.33%
Long-term rate of compensation increase	4.50%	4.50%	3.71%	4.12%
Net pension cost (benefit) includes the following components as of December 31, (in millions):

	United States			International
	2006	2005	2004	2006	2005	2004

Service cost-benefits earned during the year	$ 2.8	$ 2.2	$ 40.9	$ 7.3	$ 7.8	$ 9.4
Interest cost on projected benefit obligation	51.4	51.7	54.5	24.5	23.5	24.0
Expected return on plan assets	(59.5)	(64.6)	(65.8)	(24.7)	(21.0)	(21.5)
Amortization of:
Prior service cost	1.0	1.1	(0.4)	—	—	—
Transition obligation	—	—	—	—	—	—
Actuarial loss	7.8	4.9	5.1	4.9	3.9	1.8
Curtailment, settlement and special termination benefit costs	0.2	(16.5)	0.8	—	(0.8)	(1.9)

Net pension cost (benefit)	$ 3.7	($21.2)	$ 35.1	$ 12.0	$ 13.4	$ 11.8

Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups. The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2006	2005

Change in benefit obligation:
Benefit obligation at January 1	$ 173.4	$ 238.6
Service cost	2.6	3.8
Interest cost	10.0	13.6
Actuarial loss (gain)	16.5	(32.4)
Benefits paid from plan assets	(23.8)	(25.2)
Amendments	—	(20.3)
Curtailments	—	(4.7)

Benefit obligation at December 31	$ 178.7	$ 173.4

Funded Status:
Funded status at December 31	($178.7)	($173.4)
Contributions made between measurement date and December 31	5.8	6.5

	2006	2005
Unrecognized net loss and other (in 2005)	—	2.3
Unrecognized prior service benefit (in 2005)	—	(26.0)

Net liability recognized	($172.9)	($190.6)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost (1)	($18.4)	($20.9)
Accrued noncurrent benefit cost (2)	(154.5)	(169.7)
Accumulated other comprehensive loss	(4.7)	—

Total	($177.6)	($190.6)

There are no plan assets associated with the Company’s other postretirement benefit plans.
The weighted average discount rate at the measurement dates for the Company’s defined benefit and other post-retirement benefit plans is developed using a spot interest yield curve based upon a broad population of corporate bonds rated AA or higher, adjusted to match the duration of each plan’s benefits. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans:

	2006	2005

Discount rate	5.75%	6.25%
Health care cost trend rate	6.00%	6.00%
Other postretirement benefit costs include the following components as of December 31, (in millions):

	2006	2005	2004

Service cost-benefits earned during the year	$ 2.6	$ 3.8	$4.5
Interest cost on projected benefit obligation	10.0	13.6	14.2
Amortization of:
Prior service benefit	(2.4)	(2.4)	(0.6)
Actuarial loss	—	1.3	0.6
Curtailments	(0.1)	—	—

Net postretirement benefit costs	$10.1	$16.3	$18.7

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the defined benefit pension plans with accumulated benefit obligations in excess of plan assets are as follows as of December 31, (in millions):

	United States		International
	2006	2005	2006	2005

Projected benefit obligation	($855.8)	($896.4)	($373.6)	($482.5)
Accumulated benefit obligation	($845.7)	($882.5)	($362.9)	($471.0)
Fair value of plan assets	$ 711.4	$ 693.7	$ 233.5	$ 340.5
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
Assumed health care cost trends have been used in the valuation of postretirement benefits. The trend rate is 8% (for retirees under age 65) and 10% (for retirees over age 65) in 2006, declining to 6% for all retirees in 2012 and thereafter.
The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$1.1	($1.0)
Effect on postretirement benefit obligations	$13.2	($12.3)
The Company’s defined benefit pension plan weighted-average asset allocation at December 31, 2006 and 2005, by asset category, are as follows:

	United States		International
	2006	2005	2006	2005

Equity securities	65.6%	66.3%	51.5%	49.9%
Debt securities	22.9%	23.3%	40.4%	34.8%
Real estate	4.5%	4.4%	2.0%	1.7%
Other	7.0%	6.0%	6.1%	13.6%

Total	100.0%	100.0%	100.0%	100.0%

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
The Company expects to make cash contributions of approximately $22.2 million to its defined pension plans in 2007.
In 2005, the Company made a voluntary $25.0 million cash contribution to its foreign pension plans, primarily in the United Kingdom.
Estimated future benefit payments under the Company’s defined benefit pension plans and other post-retirement benefit plans are as follows as of December 31, 2006 (in millions):

	2007	2008	2009	2010	2011	2012-2016

Pension Benefits	$71.3	$71.0	$71.4	$72.4	$74.5	$416.6
Other Postretirement Benefits	19.0	18.2	17.4	16.6	15.9	68.0
The other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $2.0 million per year.
Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost in 2005 of $15.8 million. In conjunction with this action, the Company offered special termination benefits to certain employees who accepted early retirement. The Company replaced the defined benefit pension plan with an additional defined contribution benefit, whereby the Company will make additional contributions to the Company sponsored profit sharing plan. The new defined contribution plan has a five-year cliff-vesting schedule, but allows credit for service rendered prior to the inception of the defined contribution benefit arrangement. The Company recorded $19.6 million and $21.4 million in expense for the defined contribution benefit arrangement for the years ended December 31, 2006 and 2005, respectively. The liability associated with this plan as of December 31, 2006 and 2005 is $19.6 million and $21.4 million, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheet.
FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31, is shown below (in millions, except per share data):

	2006	2005	2004

Numerator for basic earnings per share:
Income from continuing operations	$470.7	$406.3	$105.0
Loss from discontinued operations	(85.7)	(155.0)	(221.1)

Net income (loss) for basic earnings per share	$385.0	$251.3	($116.1)

Numerator for diluted earnings per share:
Income from continuing operations	$470.7	$406.3	$105.0
Effect of convertible preferred securities (1)	—	—	—

Income from continuing operations for diluted earnings per share	470.7	406.3	105.0
Loss from discontinued operations	(85.7)	(155.0)	(221.1)

Net income (loss) for diluted earnings per share	$385.0	$251.3	($116.1)

Denominator:
Denominator for basic earnings per share – weighted-average shares	274.6	274.4	274.4
Dilutive securities (2)	0.9	0.5	0.3
Convertible preferred securities (1)	—	—	—

Denominator for diluted earnings per share	275.5	274.9	274.7

Basic earnings (loss) per share:
Earnings from continuing operations	$1.71	$1.48	$0.38
Loss from discontinued operations	(0.31)	(0.56)	(0.81)

Earnings (loss) per share	$1.40	$0.92	($0.42)

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.71	$1.48	$0.38
Loss from discontinued operations	(0.31)	(0.56)	(0.80)

Earnings (loss) per share	$1.40	$0.91	($0.42)

(1)
The convertible preferred securities are anti-dilutive for 2006, 2005 and 2004, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $14.2 million, $14.4 million and $16.2 million for 2006, 2005 and 2004, respectively. Weighted average shares outstanding would have increased by 8.3 million shares, 8.4 million shares and 9.7 million shares for 2006, 2005 and 2004, respectively.

(2)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for 2006, 2005 and 2004 exclude the effect of approximately 11.1 million, 9.6 million and 10.6 million stock options, respectively, because such options were anti-dilutive.

FOOTNOTE 15
Stock-Based Compensation
The Company offers stock-based compensation to its employees that include stock options, restricted stock awards and performance share awards as follows:

Stock Options
The Company’s stock plans include plans adopted in 1993 and 2003. The Company has issued both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years that generally vest and are expensed ratably over five years.
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
Performance Shares
Performance share awards issued under the 2003 Stock Plan represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. There were no performance shares granted in 2005 and 2004. The majority of the performance shares awarded in 2006 are related to a transition grant as the Company moved to a new cash bonus structure. Shares of unrestricted common stock were issued pursuant to these awards in February 2007 based on 2006 performance.
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
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values estimated in accordance with the provision of SFAS 123(R). Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. The Company estimated future forfeiture rates based on its historical experience during the preceding fiscal years. The adoption of SFAS 123(R) resulted in additional compensation expense of $17.4 million ($10.8 million after tax) in 2006 and reduced basic and diluted earnings per share by $0.04 per share in 2006.
The table below highlights the expense related to share-based payments for the following periods (in millions):

	2006	2005	2004

Stock options	$17.8	$0.4	$—
Restricted stock	14.3	5.7	2.8
Performance shares	11.9	—	—

Stock-based compensation	$44.0	$6.1	$2.8

Stock-based compensation, net of income tax benefit of $16.7 million, $2.3 million and $1.1 million in 2006, 2005 and 2004, respectively	$27.3	$3.8	$1.7

In 2006, the Company modified its stock-based compensation plans by expanding the number of employees receiving restricted stock.
The following table is a reconciliation of the Company’s net income and earnings per share to pro forma net income and pro forma earnings per share as if the Company had adopted the provisions of SFAS No. 123 with respect to options granted under the Company’s stock option plans during the following periods (in millions, except per share data):

	2005	2004

Net income (loss):
As reported	$251.3	($116.1)
Fair value option expense, net of income taxes of $6.7 million and $8.7 million in 2005 and 2004, respectively	(11.0)	(14.2)

Pro forma	$240.3	($130.3)

Basic earnings (loss) per share:
As reported	$0.92	($0.42)
Pro forma	$0.88	($0.47)

Diluted earnings (loss) per share:
As reported	$0.91	($0.42)
Pro forma	$0.87	($0.47)
The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the periods below:

	2006	2005	2004

Risk-free interest rate	4.6%	3.9%	4.2%
Dividend yield	3.0%	3.0%	3.0%
Expected volatility	33%	33%	30%
Expected life (in years)	6.5	6.5	8.0
The Company utilized its historical experience to estimate the expected life of the options and volatility.
The following summarizes the changes in the number of shares of common stock under option for following periods (shares in millions):

					Weighted
		Weighted		Weighted	average
		Average	Exercisable	Average	fair value of	Aggregate
		Exercise	at end	Exercise	options granted	Intrinsic
	Shares	Price	of year	Price	during the year	Value

Outstanding at December 31, 2003	12.3	$30	4.4	$31
Granted	3.0	23			$7
Exercised	(0.1)	22
Forfeited / expired	(3.7)	30

Outstanding at December 31, 2004	11.5	$28	5.0	$30
Granted	3.2	23			$6
Exercised	—	23
Forfeited / expired	(1.5)	29

Outstanding at December 31, 2005	13.2	$27	5.8	$29
Granted	3.2	25			$7
Exercised	(0.8)	24				$3.5
Forfeited / expired	(1.5)	27

Outstanding at December 31, 2006	14.1	$26	6.8	$28		$52.2

Vested and expected to vest at December 31, 2006	13.1	$26

At December 31, 2006, the aggregate intrinsic value of exercisable options was $18.5 million.
Options outstanding and exercisable as of December 31, 2006 are as follows (shares in millions):

	Options Outstanding			Options Exercisable
						Weighted
			Weighted Average		Weighted	Average
Range of		Weighted	Remaining		Average	Remaining
Exercise	Number	Average	Contractual	Number	Exercise	Contractual
Prices	Outstanding	Exercise Price	Life	Exercisable	Price	Life

$19.00 - $22.49	2.3	$22	7.9	0.6	$22	7.5
$22.50 - $27.49	7.5	24	7.1	3.1	24	5.1
$27.50 - $34.99	3.1	30	5.6	2.1	31	4.7
$35.00 - $50.00	1.2	38	3.4	1.0	38	3.2

$19.00 - $50.00	14.1	$26	6.6	6.8	$28	4.9

The following table summarizes the changes in the number of shares of restricted stock for the following periods (shares in millions):

		Weighted-
		average grant
	Shares	date fair value

Outstanding at December 31, 2004	0.4	$23
Granted	0.7	22
Vested	—	—
Forfeited	(0.1)	24

Outstanding at December 31, 2005	1.0	$23
Granted	1.5	24
Vested	—	—
Forfeited	(0.3)	24

Outstanding at December 31, 2006	2.2	$24

Vested and expected to vest at December 31, 2006	2.0	$24

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2006 (in millions):

	Unrecognized	Weighted Average
	Compensation	Period of Expense
	Cost	Recognition (in years)

Stock options	$40.3	2
Restricted stock	26.9	2

Total	$67.2

FOOTNOTE 16
Income Taxes
The provision for income taxes consists of the following as of December 31, (in millions):

	2006	2005	2004

Current:
Federal	($8.8)	$29.7	($17.4)
State	1.0	5.4	5.3
Foreign	67.2	50.1	27.7

	59.4	85.2	15.6
Deferred	(15.2)	(28.1)	77.3

	$44.2	$57.1	$92.9

The non-U.S. component of income (loss) from continuing operations before income taxes was $231.2 million in 2006, $201.4 million in 2005 and $(134.3) million in 2004.
The components of the net deferred tax asset are as follows as of December 31, (in millions):

	2006	2005

Deferred tax assets:
Accruals not currently deductible for tax purposes	$144.6	$125.7
Postretirement liabilities	65.0	70.0
Inventory reserves	11.9	30.9
Prepaid pension asset	86.4	97.6
Self-insurance liability	8.7	10.3
Foreign net operating losses	214.4	206.5
Other	32.2	4.3

Total gross deferred tax assets	563.2	545.3
Less valuation allowance	(246.4)	(232.6)

Net deferred tax asset after valuation allowance	$316.8	$312.7

Deferred tax liabilities:
Accelerated depreciation	($73.5)	($100.0)
Amortizable intangibles	(127.0)	(59.8)
Other	(4.9)	(5.4)

Total gross deferred liabilities	(205.4)	(165.2)

Net deferred tax asset	$111.4	$147.5

Current net deferred income tax asset	$110.1	$109.8
Noncurrent deferred income tax asset	1.3	37.7

	$111.4	$147.5

At December 31, 2006, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $669.4 million, most of which carryforward without expiration. The potential tax benefits associated with those foreign net operating losses are approximately $214.4 million. The valuation allowance on NOLs increased $10.2 million during 2006 to $209.9 million at December 31, 2006. This increase is primarily due to foreign net operating losses generated during the year which management is uncertain as to the ability to utilize in the future, reduced by foreign net operating losses no longer available for use due to business changes and divestitures.
A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows as of December 31,

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	0.1	0.8	0.8
Foreign tax credit	(1.5)	(0.3)	(6.0)
Foreign rate differential and other	(5.1)	(9.0)	(10.1)
Resolution of tax contingencies	(4.8)	(15.9)	(9.4)
Tax basis differential on goodwill impairment	—	1.7	36.6
Impact of legal entity restructuring	(15.1)	—	—

Effective rate	8.6%	12.3%	46.9%

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be permanently invested. At December 31, 2006, the estimated amount of total unremitted non-U.S. subsidiary earnings is $417.9 million.
Significant Income Tax Matters and Resolution of Tax Contingencies
2006
The Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million.
The Company determined that it would more likely than not be able to utilize certain capital loss carryforwards that it previously believed would expire unused as a result of expected capital gains. Accordingly, the Company reversed an income tax valuation reserve of $3.6 million.
The statute of limitations on certain transactions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $21.2 million.
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
In 2004, due to significant restructuring activity and certain changes in the Company’s business model affecting the utilization of net operating loss carryovers, particularly in certain European countries, the valuation allowance on certain net operating losses previously tax-benefited was increased by $31.0 million. This amount was recorded in income taxes for 2004.
FOOTNOTE 17
Impairment Charges
2006
There were no non-cash impairment charges recorded in 2006.
2005
In 2005, the Company recorded non-cash impairment charges of $0.4 million for trademarks and tradenames related to businesses in the Company’s Tools & Hardware segment.

2004
As a result of the impairment testing performed in 2004, the Company recorded non-cash impairment charges of $264.0 million ($243.1 million, net of tax), as follows:

		Other
		Indefinite-
		Lived
		Intangible	Other Long-
Segment	Goodwill	Assets	Lived Assets	Total

Cleaning, Organization & Décor	$ —	$ —	$11.3	$11.3
Office Products	138.8	93.8	11.4	244.0
Tools & Hardware	1.5	3.3	2.0	6.8
Home & Family	—	—	1.9	1.9

Total	$140.3	$97.1	$26.6	$264.0

Cleaning, Organization & Décor
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
Office Products
The impairment charge recorded in the Office Products segment in 2004 was primarily a result of three factors:
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

Tools & Hardware / Home & Family
The impairment charge recorded in the Tools & Hardware and Home & Family segments in 2004 primarily relates to patents that the Company chose to allow to expire and fixed assets that were held for sale, and accordingly, were written-down to fair value.
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
FOOTNOTE 18
Other Expense (Income), Net
Other expense (income), net consists of the following as of December 31, (in millions):

	2006	2005	2004

Equity earnings	($0.9)	($0.9)	($0.9)
Minority interest	3.6	2.8	2.3
Currency transaction loss (gain)	3.0	0.3	(0.7)
Loss (gain) on disposal of fixed assets	2.9	(14.8)	(1.4)
Liquidation of foreign entity (1)	—	(10.3)	—
Gain on debt extinguishment (2)	—	(1.7)	(4.4)
Other	1.1	1.5	2.1

	$9.7	($23.1)	($3.0)

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

(2)	See Footnote 10 for further information regarding debt extinguishment.
FOOTNOTE 19
Industry Segment Information
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging our understanding of similar consumer segments and distribution channels. The Company aggregates certain of its operating segments into four reportable segments. The reportable segments are as follows:

Segment	Description of Products

Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home & Family (Other)	Operating segments that do not meet aggregation criteria, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including high chairs, car seats, strollers, and play yards

In the fourth quarter of 2006, the Company combined its Cleaning & Organization and Home Fashions segments (now referred to as Cleaning, Organization & Décor) as these businesses sell to similar major customers, produce products that are used in and around the home, and leverage the same management structure.
Also in 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the former Cleaning & Organization segment, and now reported in the Home & Family segment for all periods presented. The decision to realign these businesses, which include the Graco European business, is consistent with the Company’s move from a regional management structure to a global business unit structure. Management measures segment profit as operating income of the business. The Company’s segment results are as follows as of December 31, (in millions):

	2006	2005	2004

Net Sales (1)
Cleaning, Organization & Décor	$1,995.7	$1,921.0	$1,993.4
Office Products	2,031.6	1,713.3	1,686.2
Tools & Hardware	1,262.2	1,260.3	1,218.7
Home & Family	911.5	822.6	808.8

	$6,201.0	$5,717.2	$5,707.1

Operating Income (2)
Cleaning, Organization & Décor	$ 209.1	$ 145.8	$ 113.6
Office Products	287.0	266.0	262.0
Tools & Hardware	185.0	171.1	181.7
Home & Family	117.9	103.5	88.4
Corporate	(76.0)	(46.0)	(39.3)
Impairment Charges	—	(0.4)	(264.0)
Restructuring Costs	(66.4)	(72.6)	(28.2)

	$ 656.6	$ 567.4	$ 314.2

Depreciation & Amortization
Cleaning, Organization & Décor	$ 67.9	$ 85.2	$ 87.3
Office Products	55.9	46.7	46.5
Tools & Hardware	34.2	31.7	30.8
Home & Family	11.7	14.1	17.7
Corporate	23.6	13.9	27.1

	$ 193.3	$ 191.6	$ 209.4

Capital Expenditures (3)
Cleaning, Organization & Décor	$ 22.1	$ 22.0	$ 27.8
Office Products	29.7	24.0	35.6
Tools & Hardware	15.6	18.5	26.7
Home & Family	7.7	7.3	5.8
Corporate	62.1	1.8	1.4

	$ 137.2	$ 73.6	$ 97.3

Identifiable Assets
Cleaning, Organization & Décor	$ 840.3	$ 917.0
Office Products	1,264.6	1,020.0
Tools & Hardware	660.8	735.1
Home & Family	293.7	283.6
Corporate (4)	3,183.0	3,057.3
Discontinued Operations	68.1	433.1

	$ 6,310.5	$ 6,446.1

Geographic Area Information

	2006	2005	2004

Net Sales
United States	$4,603.4	$4,338.5	$4,365.6
Canada	387.9	352.2	330.6

North America	4,991.3	4,690.7	4,696.2
Europe	781.0	639.8	660.6
Central and South America	239.3	224.8	196.1
Other	189.4	161.9	154.2

	$6,201.0	$5,717.2	$5,707.1

Operating Income (2), (5)
United States	$517.4	$434.9	$427.4
Canada	78.8	65.8	68.6

North America	596.2	500.7	496.0
Europe	15.4	24.0	(176.8)
Central and South America	5.3	12.9	(36.8)
Other	39.7	29.8	31.8

	$656.6	$567.4	$314.2

Property, Plant and Equipment, Net
United States	$533.5	$660.4
Canada	14.8	19.1

North America	548.3	679.5
Europe	123.7	93.0
Central and South America	31.1	35.5
Other	43.8	46.0

	$746.9	$854.0

(1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 12%, 13% and 16% of consolidated net sales for the years ended December 31, 2006, 2005 and 2004, respectively, substantially across all divisions. Sales to no other customer exceeded 10% of consolidated net sales for any year.

(2)
Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Capital expenditures associated with discontinued businesses have been excluded.

(4)
Corporate assets primarily include tradenames and goodwill, equity investments and deferred tax assets. Accordingly, the write-down of goodwill and other intangible assets associated with the impairment charge (see Footnote 17 for additional details) have been reflected as reductions in Corporate assets.

(5)	The restructuring and impairment charges have been reflected in the appropriate geographic regions.
FOOTNOTE 20
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. As a result of the most recent analysis, the Company has product liability reserves of $30.6 million as of December 31, 2006. The Corporation is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

As of December 31, 2006, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2006 ranged between $15.9 million and $35.6 million. As of December 31, 2006, the Company had a reserve equal to $19.8 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to four long-term (30 year) operations and maintenance CERCLA matters which are estimated at their present value of $9.5 million.
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
As of December 31, 2006, the Company had $95.4 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)	Management’s Report on Internal Control Over Financial Reporting. The Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(c)	Attestation Report of the Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on management’s assessment of the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)	Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2007 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
Information required under this Item with respect to Executive Officers of the Company is included as a supplemental item at the end of Part I of this report.
Information required under this Item with respect to compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Compliance Reporting,” which information is incorporated by reference herein.
Information required under this Item with respect to the Company’s Code of Ethics for Senior Financial Officers will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Code of Ethics,” which information is incorporated by reference herein.
Information required under this Item with respect to the audit committee and audit committee financial experts will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Committees — Audit Committee,” which information is incorporated by reference herein.
Information required under this Item with respect to communications between security holders and Directors will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Nomination Process,” and “Information Regarding Board of Directors and Committees and Corporate Governance – Communications with the Board of Directors,” which information is incorporated by reference herein.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this Item will be included in the Proxy Statement under the captions “Organizational Development & Compensation Committee Report” and “Executive Compensation,” which information is incorporated by reference herein.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this Item will be included in the Proxy Statement under the captions “Certain Beneficial Owners” and “Equity Compensation Plan Information,” which information is incorporated by reference herein.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item with respect to certain relationships and related transactions will be included in the Proxy Statement under the caption “Certain Relationships and Related Transactions,” which information is incorporated by reference herein.
Information required under this Item with respect to director independence will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance – Director Independence,” which information is incorporated by reference herein.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets — December 31, 2006 and 2005
Consolidated Statements of Cash Flows — Years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income — Years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements — December 31, 2006, 2005 and 2004
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
All other financial schedules are not required under the related instructions or are inapplicable and, therefore, have been omitted.
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

		3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures	4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001, is included in Item 3.1.

		4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

		4.3
Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8 amending the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992, File No. 001-09608).

		4.4
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

		4.6	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

		4.7
Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2005), as amended effective October 10, 2006, and as further amended as of October 12, 2006 (which amendments are included as Exhibit 4.7 to this Report).

Exhibit
		Number	Description of Exhibit

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.	Material Contracts	*10.1
Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2002, as amended effective November 9, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

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

*10.5
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004), as amended effective January 1, 2007 (which amendment is included as Exhibit 10.5 to this Report).

*10.6
Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

*10.7
Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.8
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit
Number	Description of Exhibit

*10.9
Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.10
Stock Option Agreement granted to Mark D. Ketchum November 9, 2005 under the Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2006).

*10.11
Forms of Restricted Stock Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.12	Form of Performance Share Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006.

*10.13
Performance Share Award Agreement granted to Mark D. Ketchum March 22, 2006 under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.14
2005 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.15
Amended 2006 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.16	Newell Rubbermaid Inc. 2007 Supplemental Transition Bonus Plan.

*10.17
Form of Employment Security Agreement with certain of Company’s Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 10, 2004).

*10.18	Compensation Arrangement for Mark D. Ketchum dated February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.19
Amended and Restated Trust Agreement, dated as of December 12, 1997, among the Company, as Depositor, The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Property Trustee, Chase Manhattan Delaware, as Delaware Trustee, and the Administrative Trustees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998).

		Exhibit
		Number	Description of Exhibit

		10.20	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.3.

		10.21	Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.4.

		10.22
Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee, is included in Item 4.5.

		10.23
Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto, as amended effective October 10, 2006, and as further amended as of October 12, 2006, is included in Item 4.7.

Item 12.	Statement re Computation of Ratios	12	Statement of Computation of Earnings to Fixed Charges.

Item 14.	Code of Ethics	14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule13a-14(a)/15d-14(a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) , As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ J. Patrick Robinson
Title	Executive Vice President — Chief Financial Officer
Date	February 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 2007 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark D. Ketchum	President, Chief Executive Officer and Director
Mark D. Ketchum

/s/ J. Patrick Robinson	Executive Vice President — Chief Financial Officer
J. Patrick Robinson

/s/ Ricky T. Dillon	Vice President – Corporate Controller and Chief Accounting Officer
Ricky T. Dillon

/s/ William D. Marohn	Chairman of the Board and Director
William D. Marohn

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Michael T. Cowhig	Director
Michael T. Cowhig

/s/ Elizabeth Cuthbert Millett	Director
Elizabeth Cuthbert Millett

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Allan P. Newell	Director
Allan P. Newell

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Gordon R. Sullivan	Director
Gordon R. Sullivan

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

					Balance
	Balance at		Charges to		at
	Beginning		Other		End of
(In millions)	of Period	Provision	Accounts (1)	Write-offs (2)	Period

Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2006	$41.3	$73.7	$1.0	($77.8)	$38.2
Year ended December 31, 2005	53.1	71.5	0.9	(84.2)	41.3
Year ended December 31, 2004	57.4	89.3	(1.4)	(92.2)	53.1

(1)	Represents recovery of accounts previously written off, currency translation adjustments and net reserves of acquired or divested businesses.

(2)	Represents accounts written off during the year and cash discounts taken by customers.

					Balance
	Balance at				at
	Beginning				End of
(In millions)	of Period	Provision	Write-offs	Other (3)	Period

Inventory Reserves:
Year ended December 31, 2006	$74.1	$47.1	($53.0)	$—	$68.2
Year ended December 31, 2005	76.3	61.0	(65.2)	2.0	74.1
Year ended December 31, 2004	85.1	71.7	(80.5)	—	76.3

(3)	Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.