Form 10-Q
period 2007-03-31
NEWELL RUBBERMAID INC
filed 2007-05-10
CIK 814453

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2007
Commission File Number 1-9608
NEWELL RUBBERMAID INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
10B Glenlake Parkway, Suite 300
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
Yes ☐       No ☑
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2007: 278.9 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$1,384.4	$1,342.6
Cost of products sold	909.7	910.5

GROSS MARGIN	474.7	432.1
Selling, general and administrative expenses	338.4	313.2
Restructuring costs	15.5	9.1

OPERATING INCOME	120.8	109.8

Nonoperating expenses:
Interest expense, net	27.4	33.7
Other expense, net	0.8	2.5

Net nonoperating expenses	28.2	36.2

INCOME BEFORE INCOME TAXES	92.6	73.6
Income taxes	27.5	(56.6)

INCOME FROM CONTINUING OPERATIONS	65.1	130.2
Loss from discontinued operations, net of tax	(15.8)	(75.4)

NET INCOME	$49.3	$54.8

Weighted average shares outstanding:
Basic	275.9	274.5
Diluted	277.9	283.3

Earnings (loss) per share:
Basic –
Income from continuing operations	$0.24	$0.47
Loss from discontinued operations	(0.06)	(0.27)

Earnings per common share	$0.18	$0.20

Diluted –
Income from continuing operations	$0.23	$0.47
Loss from discontinued operations	(0.05)	(0.27)

Earnings per common share	$0.18	$0.21

Dividends per share	$0.21	$0.21
See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	March 31,	December 31,
	2007	2006

	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$217.8	$201.0
Accounts receivable, net	979.3	1,113.6
Inventories, net	934.4	850.6
Deferred income taxes	96.3	110.1
Prepaid expenses and other	127.1	133.5
Current assets of discontinued operations	—	68.1

TOTAL CURRENT ASSETS	2,354.9	2,476.9
PROPERTY, PLANT AND EQUIPMENT, NET	735.6	746.9
GOODWILL	2,441.9	2,435.7
OTHER INTANGIBLE ASSETS, NET	471.9	458.8
OTHER ASSETS	232.5	192.2

TOTAL ASSETS	$6,236.8	$6,310.5

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts in millions, except par value)

	March 31,	December 31,
	2007	2006

	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$555.1	$549.9
Accrued compensation	98.1	177.9
Other accrued liabilities	617.9	710.9
Income taxes payable	0.9	144.3
Notes payable	21.6	23.9
Current portion of long-term debt	2.2	253.6
Current liabilities of discontinued operations	—	36.1

TOTAL CURRENT LIABILITIES	1,295.8	1,896.6

LONG-TERM DEBT	2,320.8	1,972.3

OTHER NONCURRENT LIABILITIES	726.9	551.4

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 at $1.00 par value	292.1	291.0
Outstanding shares:
2007 - 292.1
2006 - 291.0
Treasury stock, at cost;	(414.8)	(411.6)
Shares held:
2007 - 15.8
2006 - 15.7
Additional paid-in capital	531.7	505.0
Retained earnings	1,681.0	1,690.4
Accumulated other comprehensive loss	(196.7)	(184.6)

TOTAL STOCKHOLDERS’ EQUITY	1,893.3	1,890.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,236.8	$6,310.5

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2007	2006

OPERATING ACTIVITIES:
Net income	$49.3	$54.8
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	46.1	48.8
Deferred income taxes	37.6	32.5
Non-cash impairment charges	—	50.9
Non-cash restructuring costs	1.2	17.9
Loss on sale of assets	0.3	1.4
Stock-based compensation expense	8.5	6.9
Loss on disposal of discontinued operations	15.6	1.6
Other	(1.9)	(3.3)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	140.2	164.0
Inventories	(77.7)	(105.3)
Accounts payable	3.1	(52.4)
Accrued liabilities and other	(207.8)	(230.6)
Discontinued operations	—	1.1

NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	14.5	(11.7)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(8.3)	(23.2)
Capital expenditures	(32.6)	(25.3)
Disposals of noncurrent assets and sale of businesses	(7.3)	29.8

NET CASH USED IN INVESTING ACTIVITIES	(48.2)	(18.7)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	349.7	148.3
Payments on notes payable and long-term debt	(253.0)	(1.9)
Cash dividends	(58.6)	(58.2)
Proceeds from exercised stock options and other	11.7	2.0

NET CASH PROVIDED BY FINANCING ACTIVITIES	49.8	90.2

Currency rate effect on cash and cash equivalents	0.7	0.8

INCREASE IN CASH AND CASH EQUIVALENTS	16.8	60.6

Cash and cash equivalents at beginning of year	201.0	115.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217.8	$176.1

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.
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
Footnote 2 – Discontinued Operations
The following table summarizes the results of the discontinued operations for the three months ended March 31, (in millions):

	2007	2006

Net sales	$3.6	$142.2

Loss from operations of discontinued operations, net of an income tax benefit of $- million and $5.4 million for the three months ended March 31, 2007 and 2006, respectively	$(0.2)	$(73.8)
Loss on disposal of discontinued operations, net of an income tax benefit of $4.0 million and $- million for the three months ended March 31, 2007 and 2006, respectively	(15.6)	(1.6)

Loss from discontinued operations, net of tax	$(15.8)	$(75.4)

No amounts related to interest expense have been allocated to discontinued operations.
Home Décor Europe
The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia® and other local brands and was previously classified in the Company’s former Home Fashions segment.
In the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’s fair value, and revealed that the value of the business to a third party was lower than the fair value the Company had previously estimated using expected future cash flows. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded a $50.9 million impairment charge in the first quarter of 2006. This charge, as well as the operations of this business during the first quarter of 2006, is included in the loss from operations of discontinued operations in the table above for the three months ended March 31, 2006.
In September 2006, the Company entered into an agreement for the intended sale of portions of the Home Décor Europe business to a global manufacturer and marketer of window treatments and furnishings. The Central and Eastern European, Nordic and Portuguese operations of this business were sold on December 1, 2006. The sale of the operations in Poland and the Ukraine closed on February 1, 2007.
In October 2006, the Company received a binding offer for the intended sale of the Southern European region of the Home Décor Europe business to another party. The sale of operations in France and Spain closed on January 1, 2007 and in Italy on January 31, 2007. The divestiture of Home Décor Europe is now complete.
In connection with these transactions, the Company recorded a loss of $7.0 million and $4.3 million, net of tax, in the third and fourth quarter of 2006, respectively. In the first quarter of 2007, the Company recorded a loss of $13.0 million, net of tax, to complete the divestiture of Home Décor Europe. The first quarter 2007 net loss is reported in the table above as part of the loss on disposal of discontinued operations. The remainder of the loss on disposal of discontinued operations, approximately $2.6 million, net of tax, in the first quarter of 2007 relates to contingencies associated with other prior divestitures.
Little Tikes
In September 2006, the Company entered into an agreement for the intended sale of its Little Tikes business unit to a global family and children’s entertainment company. Little Tikes is a global marketer and manufacturer of children’s toys and furniture for consumers. The transaction closed in the fourth quarter of 2006, resulting in a gain of $16.0 million, net of tax, in 2006. This business was previously included in the Company’s Home & Family segment. The operations of the business for the three months ended March 31, 2006 are included in loss from operations of discontinued operations in the table above.
European Cookware
In October 2005, the Company entered into an agreement for the intended sale of its European Cookware business. The Company completed this divestiture on January 1, 2006. This business included the brands Pyrex® (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only) and Vitri® and was previously included in the Company’s Home & Family segment. In the first quarter of 2006, the Company recorded an additional net loss of $1.6 million upon completion of the sale. The additional net loss is reported in the table above as loss on disposal of discontinued operations.
Footnote 3 – Restructuring Costs
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions and to allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the closures of approximately one-third of the Company’s 64 manufacturing facilities (as of December 31, 2005, adjusted for the divestiture of Little Tikes and Home Décor Europe), optimizing the Company’s geographic manufacturing footprint. Since the plan’s inception, the Company has announced the closure of 14 manufacturing facilities. To date, the Company has recorded $133.2 million of costs related to Project Acceleration. The Plan is expected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million — $340 million after tax), with between $100 million and $130 million ($85 million — $110 million after tax) to be incurred in 2007. Approximately 60% of the costs are expected to be cash costs over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $50 million benefit projected in 2007, $70 million benefit projected in 2008 and the remainder in 2009.

The table below shows the restructuring costs recognized for restructuring activities for the three months ended March 31, (in millions):

	2007	2006

Facility and other exit costs	$2.4	$(0.2)
Employee severance and termination benefits	12.3	8.2
Exited contractual commitments and other	0.8	1.1

	$15.5	$9.1

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. A summary of the Company’s restructuring plan reserves as of March 31, 2007 and 2006, respectively, is as follows (in millions):

	12/31/06		Costs	3/31/07
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$2.4	$(2.4)	$—
Employee severance and termination benefits	28.9	12.3	(11.0)	30.2
Exited contractual commitments and other	2.0	0.8	(0.9)	1.9

	$30.9	$15.5	$(14.3)	$32.1

	12/31/05		Costs	3/31/06
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$(0.2)	$0.2	$—
Employee severance and termination benefits	—	8.2	(1.0)	7.2
Exited contractual commitments and other	—	1.1	(0.4)	0.7

	$—	$9.1	$(1.2)	$7.9

Costs incurred include cash payments and the impairment of assets associated with vacated facilities and future minimum lease payments included in facility and other exit costs.
The following table depicts the changes in accrued restructuring reserves for the Plan for the three months ended March 31, 2007 and 2006, respectively, aggregated by reportable business segment (in millions):

	12/31/06		Costs	3/31/07
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$4.4	$1.2	$(2.1)	$3.5
Office Products	25.4	10.6	(9.0)	27.0
Tools & Hardware	0.4	2.3	(2.2)	0.5
Home & Family	0.3	0.4	(0.7)	—
Corporate	0.4	1.0	(0.3)	1.1

	$30.9	$15.5	$(14.3)	$32.1

	12/31/05		Costs	3/31/06
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$—	$3.7	$(1.6)	$2.1
Office Products	—	3.1	(0.6)	2.5
Tools & Hardware	—	2.2	(0.2)	2.0
Home & Family	—	(0.2)	1.5	1.3
Corporate	—	0.3	(0.3)	—

	$—	$9.1	$(1.2)	$7.9

During the first quarter of 2006, the Company received a better indication of the fair value of assets being disposed of in the Home & Family segment. These assets were previously written down to estimated net realizable value during the fourth quarter of 2005 as part of Project Acceleration. As a result, the Company reversed $1.4 million of restructuring costs in the quarter due to higher proceeds received.
Cash paid for restructuring activities was $13.3 million and $0.6 million for the three months ended March 31, 2007 and 2006, respectively.
Footnote 4 – Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31,	December 31,
	2007	2006

Materials and supplies	$175.1	$172.8
Work in-process	172.8	158.6
Finished products	586.5	519.2

	$934.4	$850.6

Footnote 5 – Long-Term Debt
The following is a summary of long-term debt (in millions):

	March 31,	December 31,
	2007	2006

Medium-term notes	$1,075.0	$1,325.0
Commercial paper	349.0	—
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	10.0	11.9
Other long-term debt	4.3	4.3

Total Debt	2,323.0	2,225.9
Current portion of long-term debt	(2.2)	(253.6)

Long-Term Debt	$2,320.8	$1,972.3

On March 15, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and through the issuance of commercial paper.
Footnote 6 – Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost for the three months ended March 31, (in millions):

	United States		International
	2007	2006	2007	2006

Service cost-benefits earned during the period	$0.9	$0.7	$1.8	$1.8
Interest cost on projected benefit obligation	12.8	12.8	6.8	5.9
Expected return on plan assets	(14.6)	(14.9)	(6.7)	(5.9)
Amortization of:
Prior service cost	—	0.3	—	—
Actuarial loss	2.2	2.0	1.1	1.2
Curtailment & special termination benefit gains	—	—	(2.4)	—

Net pension cost	$1.3	$0.9	$0.6	$3.0

In the first quarter of 2007, the Company recorded a $2.4 million curtailment gain resulting from the closure of a European manufacturing facility within the Company’s Office Products segment. In addition, the Company recorded a $1.4 million curtailment gain resulting from the sale of the Company’s Home Décor Europe business. This gain was included in the loss on disposal of discontinued operations for the three months ended March 31, 2007.
The Company made a cash contribution to the Company sponsored profit sharing plan of $18.4 million and $20.9 million in the three months ended March 31, 2007 and 2006, respectively. In addition, the Company recorded $5.3 million in expense for the defined contribution benefit arrangement in each of the three months ended March 31, 2007 and 2006.
The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2007	2006

Service cost-benefits earned during the period	$0.4	$0.6
Interest cost on projected benefit obligation	2.7	2.5
Amortization of prior service benefit	(0.6)	(0.6)

Net other postretirement benefit costs	$2.5	$2.5

Footnote 7 – Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings. However, the adoption of FIN 48 did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s condensed consolidated balance sheet. As of January 1, 2007, the Company had unrecognized tax benefits of $161.8 million, of which $160.7 million, if recognized, would affect the effective tax rate. Due to statute expirations and examinations by various worldwide taxing authorities, $54.8 million of the unrecognized tax benefits could reasonably change in the coming year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had recorded accrued interest expense related to the unrecognized tax benefits of $12.6 million. No significant changes to these amounts were recorded during the quarter ended March 31, 2007.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2003, and the Internal Revenue Service has completed its examination of the Company’s 2003 and 2004 federal income tax returns. The Company’s Canadian income tax returns are subject to examination for years after 2000. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2003.
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three months ended March 31, 2007 and 2006 were primarily impacted by the following tax matters characterized as period adjustments:
•
During the first quarter of 2007, the Company recorded a benefit of $1.9 million due to the receipt of an income tax refund, resulting in a reduction in the valuation allowance for deferred tax assets.

•	During the first quarter of 2006, the Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million.

Footnote 8 – Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three months ended March 31, (in millions, except per share data):

	2007	2006

Numerator for basic earnings per share:
Income from continuing operations	$65.1	$130.2
Loss from discontinued operations	(15.8)	(75.4)

Net income for basic earnings per share	$49.3	$54.8

Numerator for diluted earnings per share:
Income from continuing operations	$65.1	$130.2
Effect of convertible preferred securities (1)	—	3.6

Income from continuing operations for diluted earnings per share	$65.1	$133.8
Loss from discontinued operations	(15.8)	(75.4)

Net income for diluted earnings per share	$49.3	$58.4

Denominator:
Denominator for basic earnings per share – weighted-average shares	275.9	274.5
Dilutive securities (2)	2.0	0.5
Convertible preferred securities (1)	—	8.3

Denominator for diluted earnings per share	277.9	283.3

Basic earnings (loss) per share:
Earnings from continuing operations	$0.24	$0.47
Loss from discontinued operations	(0.06)	(0.27)

Earnings per common share	$0.18	$0.20

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.23	$0.47
Loss from discontinued operations	(0.05)	(0.27)

Earnings per common share	$0.18	$0.21

(1)
The convertible preferred securities are anti-dilutive for the three months ended March 31, 2007, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million for the three months ended March 31, 2007. Weighted-average shares outstanding would have increased by 8.3 million shares for the three months ended March 31, 2007.

(2)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for the three months ended March 31, 2007 and 2006 exclude the dilutive effect of approximately 7.2 million and 13.4 million stock options, respectively, because such options were anti-dilutive.

Footnote 9 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains/(losses) on derivative instruments and unrecognized pension and other post retirement costs.
The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	Unrecognized	Accumulated
	Currency	Derivative	Pension and Other	Other
	Translation	Hedging	Post Retirement	Comprehensive
	Gain/(Loss)	Gain	Costs	Loss

Balance at December 31, 2006	$41.6	$2.5	$(228.7)	$(184.6)
Current year change	(12.9)	0.8	—	(12.1)

Balance at March 31, 2007	$28.7	$3.3	$(228.7)	$(196.7)

Comprehensive income amounted to the following for the three months ended March 31, (in millions):

	2007	2006

Net income	$49.3	$54.8
Foreign currency translation (loss)/gain	(12.9)	9.0
After-tax derivative hedging gain	0.8	1.0

Comprehensive income	$37.2	$64.8

Footnote 10 – Stock-Based Compensation
The Company recorded $8.5 million and $6.9 million of stock-based compensation expense in selling, general and administrative expense for the three months ended March 31, 2007 and 2006, respectively.
The following table presents the impact of stock-based compensation expense for the three months ended March 31, (in millions):

	2007	2006

Reduction to income before income taxes	$8.5	$6.9

Reduction to net income	$5.3	$4.3

Reduction to earnings per share:
Basic	$0.02	$0.02

Diluted	$0.02	$0.02

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three months ended March 31,:

	2007	2006

Weighted-average fair value of grants	$7	$7
Risk-free interest rate	4.8%	4.6%
Dividend yield	2.8%	3.0%
Expected volatility	25%	33%
Expected life (in years)	5.5	6.5
The Company utilized its historic experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2007 (shares in millions):

		Weighted
		Average
		Exercise
	Shares	Price	Exercisable

Outstanding at December 31, 2006	14.1	$26	6.8
Granted	3.0	30
Exercised	(0.5)	25
Forfeited / expired	(0.7)	26

Outstanding at March 31, 2007	15.9	$27	7.3

At March 31, 2007, the aggregate intrinsic value of exercisable options was $32.9 million.
The following table summarizes the changes in the number of shares of restricted stock for the three months ended March 31, 2007 (shares in millions):

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2006	2.2	$24
Granted	1.0	30
Vested	(0.4)	23
Forfeited	(0.2)	26

Outstanding at March 31, 2007	2.6	$26

Footnote 11 – Industry Segment Information
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

Segment	Description of Products

Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, solder
Home & Family	Operating segments that do not meet aggregation criteria, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards
In the fourth quarter of 2006, the Company combined its Cleaning & Organization and Home Fashions segments (now referred to as Cleaning, Organization & Décor) as these businesses sell to similar major customers, produce products that are used in and around the home, and leverage the same management structure.
Also in 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the former Cleaning & Organization segment, and now reported in the Home & Family segment for all periods presented. The decision to realign these businesses, which include the Graco European business, is consistent with the Company’s move from a regional management structure to a global business unit structure. Management measures segment profit as operating income of the business. Segment data presented for the three months ended March 31, 2006 has been reclassified to reflect the segment changes. The Company’s segment results are as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Net Sales (1)
Cleaning, Organization & Décor	$457.4	$449.7
Office Products	406.3	390.8
Tools & Hardware	293.9	276.8
Home & Family	226.8	225.3

	$1,384.4	$1,342.6

Operating Income (2)
Cleaning, Organization & Décor	$57.2	$38.4
Office Products	35.2	32.3
Tools & Hardware	34.2	33.1
Home & Family	30.4	32.7
Corporate	(20.7)	(17.6)
Restructuring Costs	(15.5)	(9.1)

	$120.8	$109.8

	March 31,	December 31,
	2007	2006

Identifiable Assets
Cleaning, Organization & Décor	$798.2	$840.3
Office Products	1,217.6	1,264.6
Tools & Hardware	655.6	660.8
Home & Family	327.9	293.7
Corporate (3)	3,237.5	3,183.0
Discontinued Operations	—	68.1

	$6,236.8	$6,310.5

Geographic Area Information

	Three Months Ended
	March 31,
	2007	2006

Net Sales
United States	$1,019.9	$1,015.1
Canada	79.1	77.7

North America	1,099.0	1,092.8
Europe	192.5	162.4
Central and South America	48.7	47.0
Other	44.2	40.4

	$1,384.4	$1,342.6

Operating Income (4)
United States	$99.1	$90.5
Canada	16.4	11.4

North America	115.5	101.9
Europe	1.8	5.2
Central and South America	(4.1)	(3.9)
Other	7.6	6.6

	$120.8	$109.8

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 13% of consolidated net sales in each of the three month periods ended March 31, 2007 and 2006, substantially across all business units. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)
Operating income is net sales less cost of products sold, selling, general and administrative expenses and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate assets primarily include goodwill, trade names, equity investments and deferred tax assets.

4)	The restructuring costs have been reflected in the appropriate geographic regions.
Footnote 12 – Litigation and Contingencies
The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company’s products, allegations of infringement of intellectual property, commercial disputes and employment matters, as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and certain proceedings purport to be class actions.
Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of the Company’s legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s condensed consolidated financial statements.
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
The following section details the Company’s progress thus far in each of its transformational initiatives:
Create Consumer-Meaningful Brands
The Company is moving from its historical focus on push marketing and excellence in manufacturing and distributing products, to a new focus on consumer pull marketing, creating competitive advantage through better understanding its consumers, innovating to deliver great performance, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. This effort is creating and expanding core competencies and processes centered on consumer understanding, innovation and demand creation. Last year, the Company engaged a leading global advertising agency to help assess its top brands and field incremental consumer and brand research. That research is beginning to be used to better segment markets and define differentiated brand positionings that are meaningful to target consumers.
The Company has commenced formalized training programs to help develop best-in-class consumer marketing capabilities. The first of these programs began rolling out in March, and will reach over 700 marketing, sales and product managers in the next 12 months. Subsequent programs for more senior marketers will be introduced in late 2007 and early 2008. Additionally, several brand teams are working with a leading strategy consulting firm to help identify gaps and opportunities by comparing their current structure and business processes with the highest value-creating activities for building their brands. These learnings on lead brands will serve as a model for reapplication on other brand teams.
The Company is also continuing to make incremental investments in strategic brand building to drive incremental sales growth. In 2007, the Company expects to increase its spending on consumer understanding, innovation and demand creation to over 6 percent of sales, up from 5.5 percent in 2006.
Leverage One Newell Rubbermaid
The Company is committed to leveraging the common business activities and best practices of its business units, and to build one common culture of shared values, with a focus on collaboration and teamwork. The Company is exploring ways to leverage common functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain and Finance to improve efficiency and reduce costs. This initiative includes the centralization and consolidation of the Company’s distribution and transportation activities, the restructuring of its European organization and expansion of the shared service concept in North America. The Company is two-thirds complete in the transition to the Shared Services Center in Europe. The Company has already realized savings from negotiating various supply contracts on behalf of all of the Company, achieving lower total cost than what was achieved negotiating one business unit at a time. The Company also has broken ground on a new, 400,000 square foot consolidated Newell Rubbermaid distribution center in Victorville, CA, and has consolidated the warehousing and logistics for all product groups in the UK at a single site near Birmingham, England. These are significant steps toward leveraging distribution and transportation across the Company to achieve low cost logistical excellence. Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which is expected to enable the Company to integrate and manage its worldwide business and reporting process more efficiently. Phase one implementation is currently planned for the North American Office Products business in late 2007. The total company implementation will occur over several years in phases that are primarily based on geographic region and segment.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives.
The Company is continuing to make progress on its sourcing transformation — restructuring the manufacturing and sourcing footprint to optimize total delivered cost. The Company remains on track with this program, Project Acceleration, and is starting to see the savings flow through its results. Annualized savings from Project Acceleration are now expected to exceed $150 million upon conclusion of the program in 2009, with $50 million in savings projected in 2007. To date, the Company has announced two-thirds of its anticipated closings and consolidations and, in the first quarter, announced the expansion of the program to include certain scale leveraging initiatives with respect to distribution, transportation and shared services.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company defines innovation as the successful commercialization of invention. Innovation must be more than product development. It is a rigorous, consumer centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, innovating how and where to create awareness and trial, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation, and it will continue to build on this competency. As an example, the Company launched the Rubbermaid® Premier line of premium food storage containers in the first quarter of 2007, featuring unique Flex and Seal lids for better organized storage and high quality bases that are resistant to odors and stains. This product line has generated promising early point-of-sale data.
The Company’s emphasis throughout the remainder of 2007 will be to deliver sales growth and gross margin expansion through increased investments in consumer understanding, innovation and demand creation activities. The Company will focus on developing best-in-class practices for these activities. The Company’s objective is to build brands that really matter to its consumers. The Company will put in the systems to understand its consumers in detail – how they use its products, what they value, and how to delight them and/or excite them. The Company will invest in more innovation that differentiates its products. The Company will invest more in advertising and other consumer marketing to increase awareness as well as trial and repeat purchases to enhance the brands. Further, the Company will measure the effectiveness of those increased strategic brand building investments.
The Company is making the necessary investments now for the long-term success of its business. The Company expects SG&A to increase throughout 2007 due to continued investment in strategic brand building initiatives and other long-term initiatives including the SAP implementation, co-location strategies, expanded shared services in Europe and the U.S., and building organizational capability through training and development.
Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three months ended March 31, (in millions, except percentages):

	2007		2006

Net sales	$1,384.4	100.0%	$1,342.6	100.0%
Cost of products sold	909.7	65.7	910.5	67.8

Gross margin	474.7	34.3	432.1	32.2

	2007		2006

Selling, general and administrative expenses	338.4	24.4	313.2	23.3
Restructuring costs	15.5	1.1	9.1	0.7

Operating income	120.8	8.7	109.8	8.2
Nonoperating expenses:
Interest expense, net	27.4	2.0	33.7	2.5
Other expense, net	0.8	—	2.5	0.2

Net nonoperating expenses	28.2	2.0	36.2	2.7

Income from continuing operations before income taxes	92.6	6.7	73.6	5.5
Income taxes	27.5	2.0	(56.6)	(4.2)

Income from continuing operations	65.1	4.7	130.2	9.7

Loss from discontinued operations, net of tax	(15.8)	(1.1)	(75.4)	(5.6)

Net income	$49.3	3.6%	$54.8	4.1%

Three Months Ended March 31, 2007 vs. Three Months Ended March 31, 2006
Consolidated Operating Results:
Net sales for the three months ended March 31, 2007 were $1,384.4 million, representing an increase of $41.8 million, or 3.1%, from $1,342.6 million for the three months ended March 31, 2006. Sales growth excluding foreign currency was 1.7%. All four operating segments showed growth in the quarter led by mid single digit growth in the Tools & Hardware and Office Products segments, with the Cleaning, Organization & Décor and Home & Family segments posting low single digit growth.
Gross margin, as a percentage of net sales, for the three months ended March 31, 2007 was 34.3%, or $474.7 million, versus 32.2%, or $432.1 million, for the three months ended March 31, 2006. Ongoing productivity initiatives and savings from Project Acceleration drove the majority of the year over year improvement.
SG&A expenses for the three months ended March 31, 2007 were 24.4% of net sales, or $338.4 million, versus 23.3%, or $313.2 million, for the three months ended March 31, 2006. The primary drivers of the $25.2 million increase were additional strategic brand building investments in the Rubbermaid Commercial Products business and the Office Products and Home & Family segments. Approximately $8 million of planned first quarter 2007 SG&A spending is now expected to occur in the second quarter, primarily related to promotional spending in the Home & Family and Office Products segments.
The Company recorded restructuring costs of $15.5 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively. The Company has announced the closure of 14 manufacturing facilities since Project Acceleration’s inception. The Company continues to expect cumulative pre-tax costs of $375 million to $400 million, approximately 60% of which are expected to be cash costs, over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $50 million benefit projected in 2007, $70 million benefit projected in 2008 and the remainder in 2009. The 2007 restructuring costs included $2.4 million of facility and other exit costs, $12.3 million of employee severance and termination benefits and $0.8 million of exited contractual commitments and other restructuring costs. The 2006 restructuring costs included $(0.2) million of facility and other exit costs, $8.2 million of employee severance and termination benefits and $1.1 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income for the three months ended March 31, 2007 was $120.8 million, or 8.7% of net sales, versus $109.8 million, or 8.2% of net sales, for the three months ended March 31, 2006. The change in operating income is the result of the factors described above.

Net nonoperating expenses for the three months ended March 31, 2007 were 2.0% of net sales, or $28.2 million, versus 2.7% of net sales, or $36.2 million, for the three months ended March 31, 2006. The decrease in net nonoperating expenses is mainly attributable to a decrease in interest expense, reflecting a reduction in debt year over year.
The effective tax rate was 29.7% for the three months ended March 31, 2007 versus (76.9) % for the three months ended March 31, 2006. The change in the effective tax rate is primarily related to the $1.9 million income tax benefit recorded for the three months ended March 31, 2007 relating to the receipt of an income tax refund, resulting in a reduction in the valuation allowance for deferred tax assets, compared to the $78.0 million income tax benefit recorded for the three months ended March 31, 2006 resulting from the reorganization of certain legal entities in Europe. The income tax benefits increased earnings per share by $0.01 and $0.28 for the three months ended March 31, 2007 and 2006, respectively. See Footnote 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the three months ended March 31, 2007 was $65.1 million, compared to $130.2 million for the three months ended March 31, 2006. Diluted earnings per share from continuing operations were $0.23 and $0.47 for the three months ended March 31, 2007 and 2006, respectively.
The loss from discontinued operations, net of tax, was $15.8 million and $75.4 million for the three months ended March 31, 2007 and 2006, respectively. The loss on disposal of discontinued operations for the three months ended March 31, 2007 was $15.6 million, net of tax, compared to $1.6 million, net of tax, for the three months ended March 31, 2006. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business, while the 2006 loss related to the disposal of the Cookware Europe business. The loss from operations of discontinued operations for the three months ended March 31, 2007 was $0.2 million, net of tax, compared to $73.8 million, net of tax, for the three months ended March 31, 2006. The 2007 loss related to the results of the remaining operations of the Home Décor Europe business, while the 2006 loss included the results of the Home Décor Europe and Little Tikes businesses. Diluted loss per share from discontinued operations was $0.05 and $0.27 for the three months ended March 31, 2007 and 2006, respectively. See Footnote 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Net income for the three months ended March 31, 2007 was $49.3 million, compared to $54.8 million for the three months ended March 31, 2006. Diluted earnings per share were $0.18 and $0.21 for the three months ended March 31, 2007 and 2006, respectively.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$457.4	$449.7	1.7%
Office Products	406.3	390.8	4.0
Tools & Hardware	293.9	276.8	6.2
Home & Family	226.8	225.3	0.7

Total Net Sales	$1,384.4	$1,342.6	3.1%

Operating income by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$57.2	$38.4	49.0%
Office Products	35.2	32.3	9.0
Tools & Hardware	34.2	33.1	3.3
Home & Family	30.4	32.7	(7.0)
Corporate	(20.7)	(17.6)	(17.6)
Restructuring costs	(15.5)	(9.1)	(70.3)

Total Operating Income	$120.8	$109.8	10.0%

Cleaning, Organization & Décor
Net sales for the three months ended March 31, 2007 were $457.4 million, an increase of $7.7 million, or 1.7%, from $449.7 million for the three months ended March 31, 2006. Mid single digit growth in the Rubbermaid Home Products and Foodservice businesses, driven by strength in home organization and insulated products, as well as mid single digit growth in the Rubbermaid Commercial Products business, more than offset sales declines in décor. The decline in décor sales is directly attributable to last year’s unusually strong first quarter sales driven by low customer inventory levels going into the year and by the addition of a new warehouse at a key retailer.
Operating income for the three months ended March 31, 2007 was $57.2 million, or 12.5% of sales, an increase of $18.8 million, or 49.0%, from $38.4 million for the three months ended March 31, 2006, driven by sales increases, strong gains from productivity initiatives and favorable raw material costs.
Office Products
Net sales for the three months ended March 31, 2007 were $406.3 million, an increase of $15.5 million, or 4.0%, from $390.8 million for the three months ended March 31, 2006. The sales improvement was driven by double digit growth in the DYMO business and favorable foreign currency.
Operating income for the three months ended March 31, 2007 was $35.2 million, or 8.7% of sales, an increase of $2.9 million, or 9.0%, from $32.3 million for the three months ended March 31, 2006. The increase in sales, coupled with favorable mix, more than offset restructuring related inefficiencies and increased strategic brand building expenditures.
Tools & Hardware
Net sales for the three months ended March 31, 2007 were $293.9 million, an increase of $17.1 million, or 6.2%, from $276.8 million for the three months ended March 31, 2006. Approximately one half of the growth was attributable to strong demand for BernzOmatic hand tools, driven by the cold weather conditions in the U.S. In addition, the Irwin and Lenox branded tools businesses grew mid single digits for the quarter. This growth more than offset continued softness at Amerock caused by lower original equipment manufacturing demand related to residential construction. Sales growth during the remainder of the year in this segment is expected to be impacted by the soft residential housing market.
Operating income for the three months ended March 31, 2007 was $34.2 million, or 11.6% of sales, an increase of $1.1 million, or 3.3%, from $33.1 million for the three months ended March 31, 2006, as the sales growth described above was largely offset by raw material inflation in metals.
Home & Family
Net sales for the three months ended March 31, 2007 were $226.8 million, an increase of $1.5 million, or 0.7%, from $225.3 million for the three months ended March 31, 2006. Sales in the first quarter of 2006 were favorably impacted by the timing of promotions and plan-o-gram changes at key retailers. These conditions did not repeat in the first quarter of 2007.
Operating income for the three months ended March 31, 2007 was $30.4 million, or 13.4% of sales, a decrease of $2.3 million, or 7.0%, from $32.7 million for the three months ended March 31, 2006, driven by continued investment in strategic SG&A in these businesses. The Company expects sales growth and operating income improvement during the remainder of the year.

Liquidity and Capital Resources
Cash and cash equivalents increased as follows for the three months ended March 31, (in millions):

	2007	2006

Cash provided by/(used in) operating activities	$14.5	$(11.7)
Cash used in investing activities	(48.2)	(18.7)
Cash provided by financing activities	49.8	90.2
Currency effect on cash and cash equivalents	0.7	0.8

Increase in cash and cash equivalents	$16.8	$60.6

Sources:
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operating activities, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the three months ended March 31, 2007 was $14.5 million, compared to a use of $11.7 million for the comparable period of 2006. The increase in cash provided by operating activities is principally a result of lower working capital, primarily due to the timing of receivables and payables and emphasis on controlling inventory levels.
The Company has $750.0 million available under its revolving credit facility (the “Revolver”) through November 2010 and $725.0 million thereafter, through November 2011. At March 31, 2007, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter, through 2011. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At March 31, 2007, there was $349.0 million of commercial paper outstanding and no standby letters of credit issued under the Revolver.
In the first three months of 2007, the Company received proceeds from the issuance of debt of $349.7 million, compared to $148.3 million in the first three months of 2006. Proceeds in 2007 reflect the issuance of commercial paper used to fund the payment of a five-year, $250 million, 6% fixed rate medium term note that came due on March 15, 2007.
The Company used cash of $7.3 million in the first three months of 2007 relating to the divestiture of the Home Décor Europe businesses. The Company generated cash proceeds from the disposal of noncurrent assets and sale of businesses of $29.8 million in the first three months of 2006 relating primarily to the sale of the Company’s European Cookware business.
Uses:
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used for acquisitions was $8.3 million and $23.2 million for the three months ended March 31, 2007 and 2006, respectively. The Company did not invest in significant acquisitions in either period.
The Company made payments on notes payable and long-term debt of $253.0 million and $1.9 million in the first three months of 2007 and 2006, respectively. On March 15, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and through the issuance of commercial paper.
Cash used for restructuring activities was $13.3 million and $0.6 million in the first three months of 2007 and 2006, respectively. These payments relate primarily to employee termination benefits. In 2007, the Company continues to expect to use approximately $100 million to $125 million of cash on restructuring activities related to Project

Acceleration. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information.
Capital expenditures were $32.6 million and $25.3 million in the first three months of 2007 and 2006, respectively. The increase in capital expenditures was driven primarily by investment in the Company’s SAP initiative. Capital expenditures for 2007 are expected to be in the range of $140 million to $160 million.
The Company made cash contributions of $18.4 million and $20.9 million in the first three months of 2007 and 2006, respectively, to fund its defined contribution plan.
Dividends paid were $58.6 million and $58.2 million in the first three months of 2007 and 2006, respectively. In the second quarter of 2007, the Company expects to make similar dividend payments.
Retained earnings decreased in the first three months of 2007 by $9.4 million. The decrease in retained earnings is primarily due to the dividends paid on common stock, partially offset by the current year net income.
Working capital (defined as current assets less current liabilities) at March 31, 2007 was $1,059.1 million compared to $580.3 million at December 31, 2006. The current ratio was 1.82:1 at March 31, 2007 and 1.31:1 at December 31, 2006.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was 0.53:1 at March 31, 2007 and 0.52:1 at December 31, 2006.
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
The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the Company’s Condensed Consolidated Statements of Income.
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

	2007		2006
	Three		Three
	Month	March 31,	Month	March 31,	Confidence
	Average	2007	Average	2006	Level

Interest rates	$7.8	$7.8	$8.1	$8.1	95%
Foreign exchange	$3.6	$3.6	$5.2	$5.2	95%
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
Item 4. Controls and Procedures
As of March 31, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the

Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2007.

				Maximum Number /
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of Publicly	May Yet Be Purchased
	of Shares	Price Paid	Announced Plans	Under the Plans or
Period	Purchased(1)	per Share	or Programs	Programs
1/1/07-1/31/07	66,160	$29.26	—	—
2/1/07-2/28/07	21,225	$30.16	—	—
3/1/07-3/31/07	18,860	$31.70	—	—

Total	106,245	$29.87	—	—

(1)
None of these transactions were made pursuant to a public announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits
10.1
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2004, as amended effective January 1, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 and Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.2	Newell Rubbermaid Inc. 2007 Supplemental Transition Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: May 10, 2007	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer