Form 10-Q
period 2007-06-30
NEWELL RUBBERMAID INC
filed 2007-08-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2007
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
Yes ☐               No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2007: 279.3 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$1,693.1	$1,634.1	$3,077.5	$2,976.7
Cost of products sold	1,087.5	1,071.1	1,997.2	1,981.6

GROSS MARGIN	605.6	563.0	1,080.3	995.1
Selling, general and administrative expenses	357.3	342.2	695.7	655.4
Restructuring costs	15.5	19.1	31.0	28.2

OPERATING INCOME	232.8	201.7	353.6	311.5

Nonoperating expenses:
Interest expense, net	27.5	35.6	54.9	69.3
Other expense, net	1.5	1.8	2.3	4.3

Net nonoperating expenses	29.0	37.4	57.2	73.6

INCOME BEFORE INCOME TAXES	203.8	164.3	296.4	237.9
Income taxes	60.6	28.8	88.1	(27.8)

INCOME FROM CONTINUING OPERATIONS	143.2	135.5	208.3	265.7
Loss from discontinued operations, net of tax	(1.0)	(16.0)	(16.8)	(91.4)

NET INCOME	$142.2	$119.5	$191.5	$174.3

Weighted average shares outstanding:
Basic	276.0	274.6	275.9	274.5
Diluted	286.1	283.6	277.9	283.5

Earnings (loss) per share:
Basic –
Income from continuing operations	$0.52	$0.49	$0.75	$0.97
Loss from discontinued operations	—	(0.06)	(0.06)	(0.33)

Earnings per common share	$0.52	$0.44	$0.69	$0.63

Diluted –
Income from continuing operations	$0.51	$0.49	$0.75	$0.96
Loss from discontinued operations	—	(0.06)	(0.06)	(0.32)

Earnings per common share	$0.51	$0.43	$0.69	$0.64

Dividends per share	$0.21	$0.21	$0.42	$0.42
See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	June 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$162.8	$201.0
Accounts receivable, net	1,215.3	1,113.6
Inventories, net	973.5	850.6
Deferred income taxes	96.5	110.1
Prepaid expenses and other	138.9	133.5
Current assets of discontinued operations	—	68.1

TOTAL CURRENT ASSETS	2,587.0	2,476.9

PROPERTY, PLANT AND EQUIPMENT, NET	707.3	746.9

GOODWILL	2,496.8	2,435.7

OTHER INTANGIBLE ASSETS, NET	483.5	458.8

OTHER ASSETS	229.0	192.2

TOTAL ASSETS	$6,503.6	$6,310.5

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
(Amounts in millions, except par value)

	June 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$638.5	$549.9
Accrued compensation	122.3	177.9
Other accrued liabilities	663.8	710.9
Income taxes payable	0.7	144.3
Notes payable	21.4	23.9
Current portion of long-term debt	2.2	253.6
Current liabilities of discontinued operations	—	36.1

TOTAL CURRENT LIABILITIES	1,448.9	1,896.6

LONG-TERM DEBT	2,232.2	1,972.3

OTHER NONCURRENT LIABILITIES	797.2	551.4

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 at $1.00 par value	292.3	291.0
Outstanding shares:
2007 - 292.3
2006 - 291.0
Treasury stock, at cost;	(415.0)	(411.6)
Shares held:
2007 - 15.8
2006 - 15.7
Additional paid-in capital	546.1	505.0
Retained earnings	1,764.5	1,690.4
Accumulated other comprehensive loss	(162.6)	(184.6)

TOTAL STOCKHOLDERS’ EQUITY	2,025.3	1,890.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,503.6	$6,310.5

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$191.5	$174.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92.4	99.3
Deferred income taxes	41.7	10.7
Non-cash impairment charges	—	50.9
Non-cash restructuring costs	6.4	26.3
(Gain) loss on sale of assets	(0.8)	2.5
Stock-based compensation expense	18.5	15.4
Loss on disposal of discontinued operations	16.6	2.9
Non-cash income tax benefits	(1.9)	(100.7)
Other	(2.4)	(6.7)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(79.9)	(28.5)
Inventories	(102.9)	(127.4)
Accounts payable	82.3	13.6
Accrued liabilities and other	(88.7)	(49.7)
Discontinued operations	—	9.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	172.8	92.1

INVESTING ACTIVITIES:
Acquisitions, net of acquired cash	(49.5)	(46.3)
Capital expenditures	(69.0)	(57.2)
Disposals of noncurrent assets and sale of businesses	(2.8)	40.2

NET CASH USED IN INVESTING ACTIVITIES	(121.3)	(63.3)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	353.4	167.2
Payments on notes payable and debt	(345.0)	(82.0)
Cash dividends paid	(117.3)	(116.4)
Proceeds from exercised stock options and other	16.6	2.3

NET CASH USED IN FINANCING ACTIVITIES	(92.3)	(28.9)

Currency rate effect on cash and cash equivalents	2.6	0.9

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38.2)	0.8

Cash and cash equivalents at beginning of year	201.0	115.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$162.8	$116.3

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
FOOTNOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 – Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of a normal recurring nature) considered necessary for a fair presentation of the financial position and the results of operations. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.
Seasonal Variations: The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in that quarter.
Reclassifications: Certain amounts in prior periods have been reclassified to conform to the current year presentation and to reflect the results of discontinued operations. See Footnote 2 for a discussion of discontinued operations.
Footnote 2 – Discontinued Operations
The following table summarizes the results of the discontinued operations for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$—	$141.7	$3.6	$283.9

Loss from operations of discontinued operations, net of income tax expense of $- million and $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and an income tax benefit of $- million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively	$—	$(14.7)	$(0.2)	$(88.5)
Loss on disposal of discontinued operations, net of income tax expense of $0.1 and income tax benefit of $3.9 for the three and six months ended June 30, 2007, respectively, and income tax benefit of $0.4 for the three and six months ended June 30, 2006	(1.0)	(1.3)	(16.6)	(2.9)

Loss from discontinued operations, net of tax	$(1.0)	$(16.0)	$(16.8)	$(91.4)

No amounts related to interest expense have been allocated to discontinued operations.
Home Décor Europe
The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia® and other local brands and was previously classified in the Company’s former Home Fashions segment.

In the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’s fair value. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded a $50.9 million impairment charge in the first quarter of 2006. This charge, as well as the operations of this business during the first two quarters of 2006, is included in the loss from operations of discontinued operations in the table above for the three and six months ended June 30, 2006.
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
In connection with these transactions, the Company recorded a loss of $7.0 million and $4.3 million, net of tax, in the third and fourth quarter of 2006, respectively. In the three and six months ended June 30, 2007, the Company recorded a loss of $1.6 million and $14.6 million, net of tax, respectively, to complete the divestiture of Home Décor Europe. The net loss for the three and six months ended June 30, 2007 is reported in the table above as part of the loss on disposal of discontinued operations. The remainder of the loss on disposal of discontinued operations, approximately $2.0 million, net of tax, in the six months ended June 30, 2007 relates to contingencies associated with other prior divestitures.
Little Tikes
In September 2006, the Company entered into an agreement for the intended sale of its Little Tikes business unit to a global family and children’s entertainment company. Little Tikes is a global marketer and manufacturer of children’s toys and furniture for consumers. The transaction closed in the fourth quarter of 2006, resulting in a gain of $16.0 million, net of tax, in 2006. This business was previously included in the Company’s Home & Family segment. The operations of the business for the three and six months ended June 30, 2006 are included in loss from operations of discontinued operations in the table above.
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
Footnote 3 — Restructuring Costs
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan (“the Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions and to allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the anticipated closures of approximately one-third of the Company’s 64 manufacturing facilities (as of December 31, 2005, adjusted for the divestiture of Little Tikes and Home Décor Europe), thereby optimizing the Company’s geographic manufacturing footprint. Since the plan’s inception, the Company has announced the closure of 15 manufacturing facilities. Through June 30, 2007, the Company has recorded $148.7 million of costs related to Project Acceleration. The Plan is expected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million — $340 million after tax), with between $100 million and $130 million ($85 million — $110 million after tax) to be incurred in 2007. Approximately 60% of the costs are expected to be cash costs over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $50 million benefit projected in 2007, an incremental $70 million benefit projected in 2008 and the remaining incremental benefit in 2009.
The table below shows the restructuring costs recognized for restructuring activities for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Facility and other exit costs	$6.0	$11.9	$8.4	$11.7
Employee severance and termination benefits	7.5	6.2	19.8	14.4
Exited contractual commitments and other	2.0	1.0	2.8	2.1

	$15.5	$19.1	$31.0	$28.2

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. A summary of the Company’s restructuring plan liabilities as of June 30, 2007 and 2006, respectively, is as follows (in millions):

	12/31/06		Costs	6/30/07
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$8.4	$(8.4)	$—
Employee severance and termination benefits	28.9	19.8	(23.1)	25.6
Exited contractual commitments and other	2.0	2.8	(2.7)	2.1

	$30.9	$31.0	$(34.2)	$27.7

	12/31/05		Costs	6/30/06
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$11.7	$(11.7)	$—
Employee severance and termination benefits	—	14.4	(6.9)	7.5
Exited contractual commitments and other	—	2.1	(1.4)	0.7

	$—	$28.2	$(20.0)	$8.2

Costs incurred include cash payments and the impairment of assets associated with vacated facilities and future minimum lease payments included in facility and other exit costs.
The following table depicts the changes in accrued restructuring reserves for the Plan for the six months ended June 30, 2007 and 2006, respectively, aggregated by reportable business segment (in millions):

	12/31/06		Costs	6/30/07
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$4.4	$2.6	$(5.0)	$2.0
Office Products	25.4	16.3	(18.8)	22.9
Tools & Hardware	0.4	9.2	(7.7)	1.9
Other (Home & Family)	0.3	1.0	(1.3)	—
Corporate	0.4	1.9	(1.4)	0.9

	$30.9	$31.0	$(34.2)	$27.7

	12/31/05		Costs	6/30/06
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$—	$19.1	$(16.8)	$2.3
Office Products	—	3.8	(1.6)	2.2
Tools & Hardware	—	4.0	(2.3)	1.7
Other (Home & Family)	—	0.8	1.1	1.9
Corporate	—	0.5	(0.4)	0.1

	$—	$28.2	$(20.0)	$8.2

Cash paid for restructuring activities was $15.0 million and $28.3 million for the three and six months ended June 30, 2007, respectively, and $8.1 million and $11.9 million for the three and six months ended June 30, 2006, respectively.
Footnote 4 – Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30,	December 31,
	2007	2006

Materials and supplies	$178.0	$172.8
Work in-process	176.2	158.6
Finished products	619.3	519.2

	$973.5	$850.6

Footnote 5 – Long-Term Debt
The following is a summary of long-term debt (in millions):

	June 30,	December 31,
	2007	2006

Medium-term notes	$1,075.0	$1,325.0
Commercial paper	261.0	—
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	9.5	11.9
Other long-term debt	4.2	4.3

Total Debt	2,234.4	2,225.9
Current portion of long-term debt	(2.2)	(253.6)

Long-Term Debt	$2,232.2	$1,972.3

On March 15, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and proceeds from the issuance of commercial paper.

Footnote 6 – Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost for the three months ended June 30, (in millions):

	United States		International
	2007	2006	2007	2006

Service cost-benefits earned during the period	$0.9	$0.8	$1.9	$1.9
Interest cost on projected benefit obligation	12.8	12.8	6.9	6.1
Expected return on plan assets	(14.6)	(14.9)	(6.8)	(6.1)
Amortization of:
Prior service cost	—	0.3	—	—
Actuarial loss	2.2	1.9	1.1	1.2

Net pension cost	$1.3	$0.9	$3.1	$3.1

The following table presents the components of the Company’s pension cost for the six months ended June 30, (in millions):

	United States		International
	2007	2006	2007	2006

Service cost-benefits earned during the period	$1.9	$1.5	$3.7	$3.7
Interest cost on projected benefit obligation	25.6	25.6	13.7	12.0
Expected return on plan assets	(29.3)	(29.8)	(13.6)	(12.0)
Amortization of:
Prior service cost	—	0.6	—	—
Actuarial loss	4.4	3.9	2.2	2.4
Curtailment & special termination benefit gains	—	—	(2.4)	—

Net pension cost	$2.6	$1.8	$3.6	$6.1

In the first quarter of 2007, the Company recorded a $2.4 million curtailment gain resulting from the closure of a European manufacturing facility within the Company’s Office Products segment. In addition, the Company recorded a $1.4 million curtailment gain resulting from the sale of the Company’s Home Décor Europe business. This gain was included in the loss on disposal of discontinued operations for the six months ended June 30, 2007.
The Company made a cash contribution to the Company sponsored profit sharing plan of $18.4 million and $20.9 million during the first quarter of 2007 and 2006, respectively. In addition, the Company recorded expense for the defined contribution benefit arrangement of $5.1 million and $5.2 million for the three months ended June 30, 2007 and 2006, respectively, and $9.2 million and $10.5 million for the six months ended June 30, 2007 and 2006, respectively.

The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost-benefits earned during the period	$0.5	$0.6	$0.9	$1.2
Interest cost on projected benefit obligation	2.7	2.5	5.4	5.0
Amortization of prior service benefit	(0.6)	(0.6)	(1.2)	(1.2)

Net other postretirement benefit costs	$2.6	$2.5	$5.1	$5.0

Footnote 7 – Income Taxes
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings. However, the adoption of FIN 48 did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s condensed consolidated balance sheet. As of January 1, 2007, the Company had unrecognized tax benefits of $161.8 million, of which $160.7 million, if recognized, would affect the effective tax rate. Due to statute expirations and examinations by various worldwide taxing authorities, $54.8 million of the unrecognized tax benefits could reasonably change in the coming year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had recorded accrued interest expense related to the unrecognized tax benefits of $12.6 million. No significant changes to these amounts were recorded during the six months ended June 30, 2007.
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
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three and six months ended June 30, 2007 and 2006 were primarily impacted by the following tax matters characterized as period adjustments:
•
During the first quarter of 2007, the Company recorded a benefit of $1.9 million due to the receipt of an income tax refund, resulting in a reduction in the valuation allowance for deferred tax assets.

•
During the second quarter of 2006, the Company determined that it would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. Accordingly, the Company reversed an income tax valuation reserve of $22.7 million.

•	During the first quarter of 2006, the Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million.

Footnote 8 – Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Numerator for basic earnings per share:
Income from continuing operations	$143.2	$135.5	$208.3	$265.7
Loss from discontinued operations	(1.0)	(16.0)	(16.8)	(91.4)

Net income for basic earnings per share	$142.2	$119.5	$191.5	$174.3

Numerator for diluted earnings per share:
Income from continuing operations	$143.2	$135.5	$208.3	$265.7
Effect of convertible preferred securities (1)	3.6	3.6	—	7.1

Income from continuing operations for diluted earnings per share	146.8	139.1	208.3	272.8
Loss from discontinued operations	(1.0)	(16.0)	(16.8)	(91.4)

Net income for diluted earnings per share	$145.8	$123.1	$191.5	$181.4

Denominator:
Denominator for basic earnings per share – weighted-average shares outstanding	276.0	274.6	275.9	274.5
Dilutive securities (2)	1.8	0.7	2.0	0.7
Convertible preferred securities (1)	8.3	8.3	—	8.3

Denominator for diluted earnings per share	286.1	283.6	277.9	283.5

Basic earnings (loss) per share:
Earnings from continuing operations	$0.52	$0.49	$0.75	$0.97
Loss from discontinued operations	—	(0.06)	(0.06)	(0.33)

Earnings per share	$0.52	$0.44	$0.69	$0.63

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.51	$0.49	$0.75	$0.96
Loss from discontinued operations	—	(0.06)	(0.06)	(0.32)

Earnings per share	$0.51	$0.43	$0.69	$0.64

(1)
The convertible preferred securities are anti-dilutive for the six months ended June 30, 2007, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $7.1 million for the six months ended June 30, 2007. Weighted-average shares outstanding would have increased by 8.3 million shares for the six months ended June 30, 2007.

(2)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding exclude the dilutive effect of approximately 7.9 million and 12.7 million stock options for the three months ended June 30, 2007 and 2006, respectively, and 7.9 million and 13.1 million stock options for the six months ended June 30, 2007 and 2006, respectively, because such options were anti-dilutive.

Footnote 9 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains/(losses) on derivative instruments and unrecognized pension and other post retirement costs.

The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	Unrecognized	Accumulated
	Currency	Derivative	Pension and	Other
	Translation	Hedging	Other Post	Comprehensive
	Gain	Gain	Retirement Costs	Loss

Balance at December 31, 2006	$41.6	$2.5	$(228.7)	$(184.6)
Current year change	20.4	1.6	—	22.0

Balance at June 30, 2007	$62.0	$4.1	$(228.7)	$(162.6)

Comprehensive income amounted to the following for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$142.2	$119.5	$191.5	$174.3
Foreign currency translation gain	33.3	7.8	20.4	16.8
After-tax derivatives hedging gain (loss)	0.8	(10.9)	1.6	(9.9)

Comprehensive income	$176.3	$116.4	$213.5	$181.2

Footnote 10 – Stock-Based Compensation
The Company recorded $10.0 million and $8.5 million of stock-based compensation expense in selling, general and administrative expense for the three months ended June 30, 2007 and 2006, respectively and $18.5 million and $15.4 million for the six months ended June 30, 2007 and 2006, respectively.
The following table presents the impact of stock-based compensation expense for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Reduction to income before income taxes	$10.0	$8.5	$18.5	$15.4

Reduction to net income	$7.7	$5.8	$13.0	$10.6

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three and six months ended June 30,:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted-average fair value of grants	$7	$8	$7	$7
Risk-free interest rate	4.6%	5.1%	4.7%	4.7%
Dividend yield	2.8%	3.0%	2.8%	3.0%
Expected volatility	25%	33%	25%	33%
Expected life (in years)	5.5	6.5	5.5	6.5
The Company utilized its historic experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2007 (shares in millions):

		Weighted
		Average
		Exercise
	Shares	Price	Exercisable

Outstanding at December 31, 2006	14.1	$26	6.8
Granted	3.8	30
Exercised	(0.7)	25
Forfeited / expired	(0.5)	27

Outstanding at June 30, 2007	16.7	$27	7.7

At June 30, 2007, the aggregate intrinsic value of exercisable options was $24.0 million.
The following table summarizes the changes in the number of shares of restricted stock for the six months ended June 30, 2007 (shares in millions):

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2006	2.2	$24
Granted	1.0	30
Vested	(0.4)	23
Forfeited	(0.2)	26

Outstanding at June 30, 2007	2.6	$26

Footnote 11 – Industry Segment Information
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution, and leveraging its understanding of similar consumer segments and distribution channels. The Company aggregates certain of its operating segments into four reportable segments. The reportable segments are as follows:

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

Other (Home & Family)
Operating segments that are individually immaterial and do not meet aggregation criteria, including premium cookware and related kitchenware, hair care accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards

In the fourth quarter of 2006, the Company combined its Cleaning & Organization and Home Fashions segments (now referred to as Cleaning, Organization & Décor) as these businesses sell to similar major customers, produce products that are used in and around the home, and leverage the same management structure.
Also in 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the former Cleaning & Organization segment, and now reported in the Other (Home & Family) segment for all periods presented. The decision to realign these businesses, which include the Graco

European business, is consistent with the Company’s move from a regional management structure to a global business unit structure. Management measures segment profit as operating income of the business. Segment data presented for the three and six months ended June 30, 2006 has been reclassified to reflect the segment changes. The Company’s segment results are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales (1)
Cleaning, Organization & Décor	$544.4	$509.9	$1,001.8	$959.6
Office Products	587.5	579.1	993.8	969.9
Tools & Hardware	324.6	328.8	618.5	605.6
Other (Home & Family)	236.6	216.3	463.4	441.6

	$1,693.1	$1,634.1	$3,077.5	$2,976.7

Operating Income (2)
Cleaning, Organization & Décor	$81.2	$57.3	$138.4	$95.7
Office Products	109.0	99.9	144.2	132.2
Tools & Hardware	47.7	53.8	81.9	86.9
Other (Home & Family)	31.3	29.8	61.7	62.5
Corporate	(20.9)	(20.0)	(41.6)	(37.6)
Restructuring Costs	(15.5)	(19.1)	(31.0)	(28.2)

	$232.8	$201.7	$353.6	$311.5

			June 30,	December 31,
			2007	2006

Identifiable Assets
Cleaning, Organization & Décor			$856.4	$840.3
Office Products			1,435.9	1,264.6
Tools & Hardware			676.8	660.8
Other (Home & Family)			316.7	293.7
Corporate (3)			3,217.8	3,183.0
Discontinued Operations			—	68.1

			$6,503.6	$6,310.5

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales
United States	$1,236.3	$1,216.7	$2,256.2	$2,231.7
Canada	112.7	105.7	191.8	183.4

North America	1349.0	1,322.4	2,448.0	2,415.1
Europe	221.4	207.2	413.9	369.6
Central and South America	68.1	59.6	116.7	106.6
All other	54.6	44.9	98.9	85.4

	$1,693.1	$1,634.1	$3,077.5	$2,976.7

Operating Income (4)
United States	$178.7	$143.5	$277.7	$234.0
Canada	30.6	24.9	47.1	36.3

North America	209.3	168.4	324.8	270.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Europe	8.6	16.8	10.5	22.0
Central and South America	5.8	6.3	1.7	2.3
All other	9.1	10.2	16.6	16.9

	$232.8	$201.7	$353.6	$311.5

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated net sales in both the three months ended June 30, 2007 and 2006. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 14% of consolidated net sales in the six months ended June 30, 2007 and 2006, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

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
Footnote 12 – Litigation and Contingencies
The Company is involved in legal proceedings in the ordinary course of its business. These proceedings include claims for damages arising out of use of the Company’s products, allegations of infringement of intellectual property, commercial disputes and employment matters, as well as environmental matters. Some of the legal proceedings include claims for punitive as well as compensatory damages, and certain proceedings may purport to be class actions.
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
Footnote 13 – Subsequent Event
On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc; providers of Endicia Internet Postage (“Endicia”) for $50.4 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. The acquisition of Endicia, a leading provider of online postage, will increase the Company’s ability to leverage its other technology brands by developing a full range of innovative and integrated solutions for small and medium sized businesses. This acquisition will be accounted for using the purchase method of accounting. The Company has not yet completed its preliminary purchase price allocation related to this acquisition. Pro forma results of operations would not be materially different as a result of this acquisition and therefore are not presented.
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

The key tenets of the Company’s strategy include building large, consumer-meaningful brands, leveraging one Newell Rubbermaid, achieving a best total cost position and commercializing innovation across the enterprise. The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors. The Company’s strategic initiatives are designed to help enable these business units to generate differentiated products, operate within a best-in-class cost structure and employ superior branding in order to yield premium margins on their products. Premium margins fund incremental demand creation by the business units, driving incremental sales and profits for the Company.
The following section details the Company’s progress thus far in each of its transformational initiatives:
Create Consumer-Meaningful Brands
The Company is moving from its historical focus on push marketing and excellence in manufacturing and distributing products, to a new focus on consumer pull marketing, creating competitive advantage through better understanding its consumers, innovating to deliver great performance, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. This effort is creating and expanding core competencies and processes centered on consumer understanding, innovation and demand creation, to drive sustainable top line growth. Last year, the Company engaged a leading global advertising agency to help assess its top brands and field incremental consumer and brand research. That research is being used to better segment markets and define differentiated brand positionings that are meaningful to target consumers.
The Company has commenced formalized training programs to help develop best-in-class consumer marketing capabilities. The first of these programs began rolling out in March, and will reach over 700 marketing, sales and product managers within 12 months. Subsequent programs for more senior marketers will be introduced in late 2007 and early 2008. Additionally, several brand teams are working with a leading strategy consulting firm to help identify gaps and opportunities by comparing their current structure and business processes with the highest value-creating activities for building their brands. These learnings on lead brands will serve as a model for reapplication on other brand teams. The Company recently hired Ted Woehrle in the newly-created role of Senior Vice President of Marketing and Brand Management to continue driving its transition to a consumer-centric innovation and marketing company. In this role, Mr. Woehrle will partner with the Company’s global business units to build best-in-class, consumer-inspired new product innovation and brand management capabilities across the organization. This includes instituting the skill sets, performance measures and processes needed for the Company to continue driving top line, bottom line and margin growth by creating Brands That MatterTM.
The Company is also continuing to make incremental investments in strategic brand building to drive incremental sales growth. In 2007, the Company expects to increase its spending on consumer understanding, innovation and demand creation to between 6 and 6.5 percent of sales, up from 5.5 percent in 2006.
Leverage One Newell Rubbermaid
The Company is committed to leveraging the common business activities and best practices of its business units, and to build one common culture of shared values, with a focus on collaboration and teamwork. The Company is exploring ways to leverage common functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain and Finance to improve efficiency and reduce costs. The Company recently announced the formation of an Office Technology Global Business Unit in conjunction with its acquisition of the online postage provider, Endicia. Acquiring Endicia increases the Company’s ability to leverage its other technology brands, including DYMO, Cardscan, Mimio and Pelouze, by developing a full range of innovative and integrated solutions for small and medium sized businesses.
This initiative also includes the centralization and consolidation of the Company’s distribution and transportation activities, the restructuring of its European organization and expansion of the shared service concept in North America. The Company is over two-thirds complete in the transition to the Shared Services Center in Europe. The Company has already realized savings from negotiating various supply contracts on behalf of all of the Company, achieving lower total cost than what was achieved negotiating one business unit at a time. The Company also has broken ground on a new, 400,000 square foot consolidated Newell Rubbermaid distribution center in Victorville,

CA, and has consolidated the warehousing and logistics for all product groups in the UK at a single site near Birmingham, England. These are significant steps toward leveraging distribution and transportation across the Company to achieve low cost logistical excellence. Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which is expected to enable the Company to integrate and manage its worldwide business and reporting process more efficiently. Phase one implementation is currently planned for the North American Office Products business in late 2007. The total company implementation will occur over several years in phases that are primarily based on geographic region and segment.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives.
The Company is continuing to make progress on its sourcing transformation — restructuring the manufacturing and sourcing footprint to optimize total delivered cost. Project Acceleration remains on track to deliver its commitments in cost, savings and timing over the life of the project and the Company is starting to see the savings flow through the Company’s results. Annualized savings from Project Acceleration are expected to exceed $150 million upon conclusion of the program in 2009, with $50 million in savings projected in 2007. To date, the Company has announced two-thirds of its anticipated closings and consolidations and, in the first quarter, announced the expansion of the program to include certain scale leveraging initiatives with respect to distribution, transportation and shared services.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company defines innovation as the successful commercialization of invention. Innovation must be more than product development. It is a rigorous, consumer centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, innovating how and where to create awareness and trial, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation, and it will continue to build on this competency. As an example, the Company launched the Rubbermaid® Premier line of premium food storage containers in the first quarter of 2007, featuring unique Flex and Seal lids for better organized storage and high quality bases that are resistant to odors and stains. During the second quarter of 2007, the Company rolled out a multi-media marketing campaign to support this new line of food storage containers. To date, the response to the Premier product launch has been excellent, and sales have continued to track ahead of the Company’s estimates.
Outlook for the Future
The Company’s emphasis throughout the remainder of 2007 will be to deliver sales growth and gross margin expansion through increased investments in consumer understanding, innovation and demand creation activities. The Company will focus on developing best-in-class practices for these activities. The Company’s objective is to build brands that really matter to its consumers. The Company will put in the systems to understand its consumers in detail – how they use its products, what they value, and how to delight them and/or excite them. This was demonstrated by the Levolor/Kirsch business which delivered high single digit growth this quarter driven by the success of its custom blinds and shades program. New products like cordless softshades, cordless Roman shades and day/night variable light blocking shades are examples of investment in innovation. The Company also continues to invest in consumer meaningful innovation including improvements to the Company’s website to give consumers added confidence and ease of use during their selection process.
The Company will invest in more innovation that differentiates its products. The Company will invest more in advertising and other consumer marketing to increase awareness as well as trial and repeat purchases to enhance the brands. Further, the Company will measure the effectiveness of those increased strategic brand building investments. The Company continually evaluates SG&A spend to ensure it is strategic, timely and impactful. As a result, certain SG&A investments were rescheduled to the back half of 2007. The Company has also made progress in structural cost savings that will be reinvested in previously unscheduled demand creation activity in the back half of the year.

The Company continues to anticipate that approximately 60% of its gross margin expansion for the year will be reinvested in demand creation activities and other long-term initiatives including the SAP implementation, co-location strategies, expanded shared services in Europe and the U.S., and building organizational capability through training and development. The Company is making the necessary investments now for the long-term success of its business and remains focused on executing its key multi-year strategic objectives. These objectives include building a top-tier, global consumer branding and marketing organization, optimizing cost structure, leveraging the power of working together as one company and promoting an overall culture of excellence.
Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Net sales	$1,693.1	100.0%	$1,634.1	100.0%	$3,077.5	100.0%	$2,976.7	100.0%
Cost of products sold	1,087.5	64.2	1,071.1	65.5	1,997.2	64.9	1,981.6	66.6

Gross margin	605.6	35.8	563.0	34.5	1,080.3	35.1	995.1	33.4
Selling, general and administrative expenses	357.3	21.1	342.2	20.9	695.7	22.6	655.4	22.0
Restructuring costs	15.5	0.9	19.1	1.2	31.0	1.0	28.2	0.9

Operating income	232.8	13.7	201.7	12.3	353.6	11.5	311.5	10.5
Nonoperating expenses:
Interest expense, net	27.5	1.6	35.6	2.2	54.9	1.8	69.3	2.3
Other expense, net	1.5	0.1	1.8	0.1	2.3	0.1	4.3	0.1

Net nonoperating expenses	29.0	1.7	37.4	2.3	57.2	1.9	73.6	2.5

Income from continuing operations before income taxes	203.8	12.0	164.3	10.1	296.4	9.6	237.9	8.0
Income taxes	60.6	3.6	28.8	1.8	88.1	2.9	(27.8)	(0.9)

Income from continuing operations	143.2	8.5	135.5	8.3	208.3	6.8	265.7	8.9
Loss from discontinued operations, net of tax	(1.0)	(0.1)	(16.0)	(0.1)	(16.8)	(0.5)	(91.4)	(3.0)

Net income	$142.2	8.4%	$119.5	7.3%	$191.5	6.2%	$174.3	5.9%

Three Months Ended June 30, 2007 vs. Three Months Ended June 30, 2006
Consolidated Operating Results:
Net sales for the three months ended June 30, 2007 were $1,693.1 million, representing an increase of $59.0 million, or 3.6%, from $1,634.1 million for the three months ended June 30, 2006. Sales growth excluding foreign currency was 2.1%, marking the seventh consecutive quarter of sales growth for the Company. This quarter’s improvement was driven by a high single digit sales increase in the Home & Family segment and a mid single digit increase in the Cleaning, Organization & Décor segment. Partially offsetting this improvement were service issues related to restructuring inefficiencies primarily in the European Office Products business. The Company estimates that these inefficiencies reduced sales by approximately 90 basis points in the quarter which it expects to largely recover in the third quarter.

Gross margin, as a percentage of net sales, for the three months ended June 30, 2007 was 35.8%, or $605.6 million, versus 34.5%, or $563.0 million, for the three months ended June 30, 2006. The majority of the year over year improvement was driven by ongoing productivity initiatives and savings from Project Acceleration, offset by restructuring related expenses, primarily in the European Office Products business. The Company estimates that the gross margin expansion was negatively impacted by approximately 60 basis points due to restructuring related inefficiencies.
SG&A expenses for the three months ended June 30, 2007 were 21.1% of net sales, or $357.3 million, versus 20.9%, or $342.2 million, for the three months ended June 30, 2006. The primary driver of the $15.1 million increase was strategic brand building investments in all four operating segments.
The Company recorded restructuring costs of $15.5 million and $19.1 million for the three months ended June 30, 2007 and 2006, respectively. The Company has announced the closure of 15 manufacturing facilities since Project Acceleration’s inception. The Company continues to expect cumulative pre-tax costs of $375 million to $400 million, approximately 60% of which are expected to be cash costs, over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $50 million benefit projected in 2007, an incremental $70 million benefit projected in 2008 and the remaining incremental benefit in 2009. The 2007 restructuring costs included $6.0 million of facility and other exit costs, $7.5 million of employee severance and termination benefits and $2.0 million of exited contractual commitments and other restructuring costs. The 2006 restructuring costs included $11.9 million of facility and other exit costs, $6.2 million of employee severance and termination benefits and $1.0 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income for the three months ended June 30, 2007 was $232.8 million, or 13.7% of net sales, versus $201.7 million, or 12.3% of net sales, for the three months ended June 30, 2006. The change in operating income was the result of continued sales growth and gross margin improvement.
Net nonoperating expenses for the three months ended June 30, 2007 were 1.7% of net sales, or $29.0 million, versus 2.3% of net sales, or $37.4 million, for the three months ended June 30, 2006. The decrease in net nonoperating expenses was mainly attributable to a decrease in interest expense, reflecting a reduction in debt year over year and slightly lower average borrowing rates.
The effective tax rate was 29.7% for the three months ended June 30, 2007 versus 17.5% for the three months ended June 30, 2006. The change in the effective tax rate was primarily related to a $22.7 million income tax benefit recorded for the three months ended June 30, 2006 as a result of the determination that the Company would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. The income tax benefit increased earnings per share by $0.08 for the three months ended June 30, 2006. See Footnote 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the three months ended June 30, 2007 was $143.2 million, compared to $135.5 million for the three months ended June 30, 2006. Diluted earnings per share from continuing operations were $0.51 and $0.49 for the three months ended June 30, 2007 and 2006, respectively.
The loss from discontinued operations, net of tax, was $1.0 million and $16.0 million for the three months ended June 30, 2007 and 2006, respectively. The loss on disposal of discontinued operations for the three months ended June 30, 2007 was $1.0 million, net of tax, compared to $1.3 million, net of tax, for the three months ended June 30, 2006. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business, while the 2006 loss related mostly to the disposal of the Cookware Europe business. There was no activity related to operations of discontinued operations for the three months ended June 30, 2007, compared to $14.7 million, net of tax, for the three months ended June 30, 2006. The 2006 loss included the results of the Home Décor Europe and Little Tikes businesses. There was no diluted loss per share for the three months ended June 30, 2007, compared to $0.06 diluted loss per share for the three months ended June 30, 2006. See Footnote 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.

Net income for the three months ended June 30, 2007 was $142.2 million, compared to $119.5 million for the three months ended June 30, 2006. Diluted earnings per share were $0.51 and $0.43 for the three months ended June 30, 2007 and 2006, respectively.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$544.4	$509.9	6.8%
Office Products	587.5	579.1	1.5
Tools & Hardware	324.6	328.8	(1.3)
Other (Home & Family)	236.6	216.3	9.4

Total Net Sales	$1,693.1	$1,634.1	3.6%

Operating income by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$81.2	$57.3	41.7%
Office Products	109.0	99.9	9.1
Tools & Hardware	47.7	53.8	(11.3)
Other (Home & Family)	31.3	29.8	5.0
Corporate	(20.9)	(20.0)	(4.5)
Restructuring costs	(15.5)	(19.1)	18.8

Total Operating Income	$232.8	$201.7	15.4%

Cleaning, Organization & Décor
Net sales for the three months ended June 30, 2007 were $544.4 million, an increase of $34.5 million, or 6.8%, from $509.9 million for the three months ended June 30, 2006. This increase was driven by double digit growth in the Rubbermaid Commercial business, high single digit growth in Levolor/Kirsch and mid single digit growth in the Rubbermaid Home Products and Foodservice businesses.
Operating income for the three months ended June 30, 2007 was $81.2 million, or 14.9% of sales, an increase of $23.9 million, or 41.7%, from $57.3 million for the three months ended June 30, 2006. Sales growth, strong gains from productivity initiatives and extensive restructuring activities to right size the Company’s manufacturing footprint in 2005 and 2006 drove the improvement.
Office Products
Net sales for the three months ended June 30, 2007 were $587.5 million, an increase of $8.4 million, or 1.5%, from $579.1 million for the three months ended June 30, 2006. The improvement was driven by sales gains realized in the technology businesses and North American back to school which was partially offset by service level issues in Europe.
Operating income for the three months ended June 30, 2007 was $109.0 million, or 18.6% of sales, an increase of $9.1 million, or 9.1%, from $99.9 million for the three months ended June 30, 2006. The increase was the result of favorable mix and selective pricing initiatives which more than offset restructuring related service level issues and increased strategic brand building spend.
Tools & Hardware
Net sales for the three months ended June 30, 2007 were $324.6 million, a decrease of $4.2 million, or 1.3%, from $328.8 million for the three months ended June 30, 2006. Growth in the Lenox and International tool businesses was offset by softness in the other tool businesses as their demand is most directly affected by U.S. residential construction. For the full year, the Company continues to have a cautious outlook on U.S. residential housing, however, it continues to expect low single digit growth in the segment as a result of continued strength in its international tool businesses and new product introductions.
Operating income for the three months ended June 30, 2007 was $47.7 million, or 14.7% of sales, a decrease of $6.1 million, or 11.3%, from $53.8 million for the three months ended June 30, 2006, driven largely by the sales decline and raw material inflation, primarily in metals.
Home & Family
Net sales for the three months ended June 30, 2007 were $236.6 million, an increase of $20.3 million, or 9.4%, from $216.3 million for the three months ended June 30, 2006, due to investment in demand creation activities during the second quarter of 2007. These activities are expected to drive high single digit growth for the back half of the year as well.
Operating income for the three months ended June 30, 2007 was $31.3 million, or 13.2% of sales, an increase of $1.5 million, or 5.0%, from $29.8 million for the three months ended June 30, 2006, due to sales growth and gross margin expansion. The Company expects double digit operating income improvement for the back half of the year, driven by both the expected sales growth and gross margin expansion, while continuing the planned investment in strategic selling, general and administrative expenses.
Six Months Ended June 30, 2007 vs. Six Months Ended June 30, 2006
Consolidated Operating Results:
Net sales for the six months ended June 30, 2007 were $3,077.5 million, representing an increase of $100.8 million, or 3.4%, from $2,976.7 million for the six months ended June 30, 2006. Sales growth excluding foreign currency was 2.0%. All four operating segments showed growth over the prior year led by mid single digit growth in the Cleaning, Organization & Décor and Home & Family segments, with the Office Products and Tools and Hardware segments posting low single digit growth. For the back half of the year the Company expects sales improvement of between 4% and 6%, with growth anticipated across all segments.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2007 was 35.1%, or $1,080.3 million, versus 33.4%, or $995.1 million, for the six months ended June 30, 2006. The year over year improvement was the result of sales growth, ongoing productivity initiatives, savings related to Project Acceleration and favorable mix. A few factors will likely negatively affect gross margin for the remainder of the year, most notably the reduction of Chinese VAT rebates ($6 to $9 million in 2007) and restructuring related inefficiencies, primarily in the European Office Products business. Despite these factors, sales growth, productivity initiatives and favorable mix are expected to generate gross margin expansion of between 125 and 175 basis points in the back half of the year.
SG&A expenses for the six months ended June 30, 2007 were 22.6% of net sales, or $695.7 million, versus 22.0%, or $655.4 million, for the six months ended June 30, 2006. The primary drivers of the $40.3 million increase were additional strategic brand building investments in all four operating segments. The Company continually evaluates SG&A spend to ensure it is strategic, timely and impactful. As a result, certain SG&A investments were rescheduled to the back half of 2007. The Company has also made progress in structural savings that will be reinvested in previously unscheduled demand creation activity in the back half of the year. The Company continues to anticipate that approximately 60% of the gross margin expansion for the year will be reinvested in demand creation activities and other strategic initiatives such as the implementation of SAP and shared services.
The Company recorded restructuring costs of $31.0 million and $28.2 million for the six months ended June 30, 2007 and 2006, respectively. The Company has announced the closure of 15 manufacturing facilities since Project Acceleration’s inception. The Company continues to expect cumulative pre-tax costs of $375 million to $400 million, approximately 60% of which are expected to be cash costs, over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $50 million benefit projected in 2007, an incremental $70 million benefit projected in 2008 and the remaining incremental benefit in 2009. The 2007 restructuring costs included $8.4 million of facility and other exit costs, $19.8 million of employee severance and termination benefits and $2.8 million of exited contractual commitments and other restructuring costs. The 2006 restructuring costs included $11.7 million of facility and other exit costs, $14.4 million of employee severance and termination benefits and $2.1 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income for the six months ended June 30, 2007 was $353.6 million, or 11.5% of net sales, versus $311.5 million, or 10.5% of net sales, for the six months ended June 30, 2006. The change in operating income was the result of the factors described above.
Net nonoperating expenses for the six months ended June 30, 2007 were 1.9% of net sales, or $57.2 million, versus 2.5% of net sales, or $73.6 million, for the six months ended June 30, 2006. The decrease in net nonoperating expenses was mainly attributable to a decrease in interest expense, reflecting a reduction in debt year over year.
The effective tax rate was 29.7% for the six months ended June 30, 2007 versus (11.7)% for the six months ended June 30, 2006. The change in the effective tax rate was primarily related to the $1.9 million income tax benefit recorded for the six months ended June 30, 2007 relating to the receipt of an income tax refund, resulting in a reduction in the valuation allowance for deferred tax assets, compared to the $100.7 million income tax benefit recorded for the six months ended June 30, 2006 resulting from the $78.0 million net income tax benefit recorded in the first quarter of 2006 as a result of the reorganization of certain of the Company’s non-U.S. subsidiaries and the $22.7 million income tax benefit recorded in the second quarter of 2006 as a result of the determination that the Company would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. The income tax benefits increased earnings per share by $0.01 and $0.36 for the six months ended June 30, 2007 and 2006, respectively. See Footnote 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the six months ended June 30, 2007 was $208.3 million, compared to $265.7 million for the six months ended June 30, 2006. Diluted earnings per share from continuing operations were $0.75 and $0.96 for the six months ended June 30, 2007 and 2006, respectively.
The loss from discontinued operations, net of tax, was $16.8 million and $91.4 million for the six months ended June 30, 2007 and 2006, respectively. The loss on disposal of discontinued operations for the six months ended June 30, 2007 was $16.6 million, net of tax, compared to $2.9 million, net of tax, for the six months ended June 30, 2006. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business, while the 2006 loss related mostly to the disposal of the Cookware Europe business. The loss from operations of discontinued operations for the six months ended June 30, 2007 was $0.2 million, net of tax, compared to $88.5 million, net of tax, for the six months ended June 30, 2006. The 2007 loss related to the results of the remaining operations of the Home Décor Europe business, while the 2006 loss included a $50.9 million impairment charge to write off goodwill of the Home Décor business. Diluted loss per share from discontinued operations was $0.06 and $0.32 for the six months ended June 30, 2007 and 2006, respectively. See Footnote 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Net income for the six months ended June 30, 2007 was $191.5 million, compared to $174.3 million for the six months ended June 30, 2006. Diluted earnings per share were $0.69 and $0.64 for the six months ended June 30, 2007 and 2006, respectively.

Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$1,001.8	$959.6	4.4%
Office Products	993.8	969.9	2.5
Tools & Hardware	618.5	605.6	2.1
Other (Home & Family)	463.4	441.6	4.9

Total Net Sales	$3,077.5	$2,976.7	3.4%

Operating income by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$138.4	$95.7	44.6%
Office Products	144.2	132.2	9.1
Tools & Hardware	81.9	86.9	(5.8)
Other (Home & Family)	61.7	62.5	(1.3)
Corporate	(41.6)	(37.6)	(10.6)
Restructuring costs	(31.0)	(28.2)	(9.9)

Total Operating Income	$353.6	$311.5	13.5%

Cleaning, Organization & Décor
Net sales for the six months ended June 30, 2007 were $1,001.8 million, an increase of $42.2 million, or 4.4%, from $959.6 million for the six months ended June 30, 2006. The improvement was the result of mid single digit growth in the Rubbermaid Home Products and Foodservice businesses, driven by strength in home organization and insulated products, as well as high single digit growth in the Rubbermaid Commercial Products business.
Operating income for the six months ended June 30, 2007 was $138.4 million, or 13.8% of sales, an increase of $42.7 million, or 44.6%, from $95.7 million for the six months ended June 30, 2006, driven by sales growth, strong gains from productivity initiatives, favorable raw material costs and extensive restructuring activities to right size the Company’s manufacturing footprint in 2005 and 2006.
Office Products
Net sales for the six months ended June 30, 2007 were $993.8 million, an increase of $23.9 million, or 2.5%, compared to $969.9 million for the six months ended June 30, 2006. The sales improvement was mainly driven by favorable foreign currency and improvements particularly in our technology businesses partially offset by restructuring related inefficiencies.
Operating income for the six months ended June 30, 2007 was $144.2 million, or 14.5% of sales, an increase of $12.0 million, or 9.1%, from $132.2 million for the six months ended June 30, 2006. The increase in sales, coupled with favorable mix, more than offset restructuring related inefficiencies and increased strategic brand building expenditures.
Tools & Hardware
Net sales for the six months ended June 30, 2007 were $618.5 million, an increase of $12.9 million, or 2.1%, from $605.6 million for the six months ended June 30, 2006. The sales improvement was attributed to growth in the Lenox and International tool businesses, slightly offset by softness in the other tool businesses caused by lower original equipment manufacturing demand related to weaknesses in the U.S. residential construction market. For the full year the Company continues to have a cautious outlook on U.S. residential housing, however, it continues to expect low single digit growth in the segment as a result of continued strength in its international tool business and new product introductions.

Operating income for the six months ended June 30, 2007 was $81.9 million, or 13.2% of sales, a decrease of $5.0 million, or 5.8%, from $86.9 million for the six months ended June 30, 2006, driven largely by raw material inflation, primarily in metals.
Home & Family
Net sales for the six months ended June 30, 2007 were $463.4 million, an increase of $21.8 million, or 4.9%, from $441.6 million for the six months ended June 30, 2006, primarily driven by favorable currency and investment in demand creation activities.
Operating income for the six months ended June 30, 2007 was $61.7 million, or 13.3% of sales, a decrease of $0.8 million, or 1.3%, from $62.5 million for the six months ended June 30, 2006, driven by investment in strategic SG&A in these businesses, which was slightly offset by returns realized from the initiative in the second quarter. The Company expects continued strong sales growth and gross margin expansion partially offset by continued investment in strategic brand building during the remainder of the year.
Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the six months ended June 30, (in millions):

	2007	2006

Cash provided by operating activities	$172.8	$92.1
Cash used in investing activities	(121.3)	(63.3)
Cash used in financing activities	(92.3)	(28.9)
Currency effect on cash and cash equivalents	2.6	0.9

(Decrease) increase in cash and cash equivalents	$(38.2)	$0.8

Sources:
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operating activities, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the six months ended June 30, 2007 was $172.8 million, compared to $92.1 million for the comparable period of 2006. The increase in cash provided by operating activities was principally a result of higher net income, as well as lower working capital, primarily due to the timing of receivables and payables and an emphasis on controlling inventory levels.
The Company has $750.0 million available under its revolving credit facility (the “Revolver”) through November 2010 and $725.0 million thereafter, through November 2011. At June 30, 2007, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter, through 2011. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At June 30, 2007, there was $261.0 million of commercial paper outstanding and no standby letters of credit issued under the Revolver.
In the six months ended June 30, 2007, the Company received proceeds from the issuance of debt of $353.4 million, compared to $167.2 million in the six months ended June 30, 2006. Proceeds in 2007 reflect the issuance of commercial paper used to fund the payment of a five-year, $250 million, 6% fixed rate medium term note that came due on March 15, 2007.

The Company used cash of $2.8 million in the six months ended June 30, 2007 relating to the divestiture of the Home Décor Europe and Little Tikes businesses, partially offset by the sale of facilities in the UK and Illinois. The Company generated cash proceeds from the disposal of noncurrent assets and sale of businesses of $40.2 million in the six months ended June 30, 2006 relating primarily to the sale of the Company’s European Cookware business.
Uses:
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used for acquisitions was $49.5 million and $46.3 million for the six months ended June 30, 2007 and 2006, respectively. The Company acquired United Receptacle for $40.5 million in June 2007. United Receptacle, based in Pennsylvania, manufactures and markets high quality decorative refuse containers and accessories for commercial distribution.
The Company made payments on notes payable and long-term debt of $345.0 million and $82.0 million in the six months ended June 30, 2007 and 2006, respectively. On March 15, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and proceeds from the issuance of commercial paper. During the second quarter 2007, the Company made payments of $88.0 million on commercial paper.
Cash used for restructuring activities was $28.3 million and $11.9 million in the six months ended June 30, 2007 and 2006, respectively. These payments relate primarily to employee termination benefits. In 2007, the Company continues to expect to use approximately $75 million to $100 million of cash on restructuring activities related to Project Acceleration. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information.
Capital expenditures were $69.0 million and $57.2 million in the six months ended June 30, 2007 and 2006, respectively. The increase in capital expenditures was driven primarily by investment in the Company’s SAP initiative. Capital expenditures for 2007 are expected to be in the range of $140 million to $160 million.
The Company made cash contributions of $18.4 million and $20.9 million in the six months ended June 30, 2007 and 2006, respectively, to fund its defined contribution plan.
Dividends paid were $117.3 million and $116.4 million in the six months ended June 30, 2007 and 2006, respectively.
Retained earnings increased in the six months ended June 30, 2007 by $74.1 million. The increase in retained earnings was primarily due to the current year net income.
Working capital (defined as current assets less current liabilities) at June 30, 2007 was $1,138.1 million compared to $580.3 million at December 31, 2006. The current ratio was 1.8:1 at June 30, 2007 and 1.31:1 at December 31, 2006.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was 0.51:1 at June 30, 2007 and 0.52:1 at December 31, 2006.
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

	2007		2006
	Six Month	June 30,	Six Month	June 30,	Confidence
	Average	2007	Average	2006	Level

Interest rates	$8.1	$8.4	$8.4	$8.8	95%
Foreign exchange	$3.6	$3.6	$5.5	$5.8	95%
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
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Exhibit 99.1 to this Report. Some of these factors are described as criteria for success. The Company’s failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
Item 4. Controls and Procedures
As of June 30, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
     The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2007.

Maximum Number /
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	per Share	Programs	Plans or Programs
4/1/07-4/30/07	—	—	—	—
5/1/07-5/31/07	5,868	$30.54	—	—
6/1/07-6/30/07	—	—	—	—
Total	5,868	$30.54	—	—

(1)
None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 4. Submission of Matters to a Vote of Security Holders
On May 8, 2007, the 2007 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:
Proposal 1. Election of Directors. The following nominees were elected to serve as Directors of the Company for a term of three years.

	Number of Shares
Nominee	For	Withheld
Scott S. Cowen	145,569,462	101,517,481
Cynthia A. Montgomery	138,766,196	108,320,747
Gordon R. Sullivan	145,770,160	101,316,783
Michael A. Todman	241,465,705	5,621,238
In addition, the terms of office of the following Directors continued after the meeting: Thomas E. Clarke, Michael T. Cowhig, Mark D. Ketchum, William D. Marohn, Elizabeth Cuthbert Millett, Steven J. Strobel, and Raymond G. Viault.

Proposal 2. Ratification of Appointment of Independent Registered Public Accounting Firm. A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2007 was adopted, with 244,829,712 votes cast for, 576,882 votes cast against, and 1,680,349 votes abstained.
Proposal 3. A stockholder proposal requesting that the Company’s Board of Directors take the necessary steps to adopt a simple majority vote to apply to the greatest extent possible, was adopted, with 176,832,321 votes cast for, 40,210,154 votes cast against, 2,167,464 votes abstained, and 27,877,003 broker non-votes.
Proposal 4. A stockholder proposal requesting that the Company’s Board of Directors initiate the appropriate process to amend the Company’s governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast, was adopted, with 163,962,052 votes cast for, 52,987,921 votes cast against, 2,259,967 votes abstained, and 27,877,003 broker non-votes.
Item 6. Exhibits

10.1	Newell Rubbermaid Inc. EMEA Special Bonus Plan Agreement dated May 9, 2007 for Magnus Nicolin, President, Newell Rubbermaid Europe, Middle East & Africa.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: August 9, 2007	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer