Form 10-Q
period 2007-09-30
NEWELL RUBBERMAID INC
filed 2007-11-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2007
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
Yes ☐     No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2007: 279.3 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$1,687.3	$1,586.1	$4,764.8	$4,562.8
Cost of products sold	1,086.3	1,050.9	3,083.5	3,032.5

GROSS MARGIN	601.0	535.2	1,681.3	1,530.3
Selling, general and administrative expenses	364.5	334.9	1,060.2	990.3
Restructuring costs	22.7	22.1	53.7	50.3

OPERATING INCOME	213.8	178.2	567.4	489.7

Nonoperating expenses:
Interest expense, net	28.0	32.9	82.9	102.2
Other expense, net	2.1	3.4	4.4	7.7

Net nonoperating expenses	30.1	36.3	87.3	109.9

INCOME BEFORE INCOME TAXES	183.7	141.9	480.1	379.8
Income taxes	13.8	29.2	101.9	1.4

INCOME FROM CONTINUING OPERATIONS	169.9	112.7	378.2	378.4
Gain (loss) from discontinued operations, net of tax	0.3	(4.2)	(16.5)	(95.6)

NET INCOME	$170.2	$108.5	$361.7	$282.8

Weighted average shares outstanding:
Basic	276.0	274.6	276.0	274.6
Diluted	286.1	275.6	286.1	283.6

Earnings (loss) per share:
Basic —
Income from continuing operations	$0.62	$0.41	$1.37	$1.38
Loss from discontinued operations	—	(0.02)	(0.06)	(0.35)

Earnings per common share	$0.62	$0.39	$1.31	$1.03

Diluted —
Income from continuing operations	$0.61	$0.41	$1.36	$1.37
Loss from discontinued operations	—	(0.02)	(0.06)	(0.34)

Earnings per common share	$0.61	$0.39	$1.30	$1.03

Dividends per share	$0.21	$0.21	$0.63	$0.63
See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$169.5	$201.0
Accounts receivable, net	1,127.1	1,113.6
Inventories, net	1,000.1	850.6
Deferred income taxes	104.2	110.1
Prepaid expenses and other	169.1	133.5
Current assets of discontinued operations	—	68.1

TOTAL CURRENT ASSETS	2,570.0	2,476.9

PROPERTY, PLANT AND EQUIPMENT, NET	697.4	746.9

GOODWILL	2,585.8	2,435.7

OTHER INTANGIBLE ASSETS, NET	499.4	458.8

OTHER ASSETS	238.4	192.2

TOTAL ASSETS	$6,591.0	$6,310.5

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
(Amounts in millions, except par value)

	September 30,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$619.2	$549.9
Accrued compensation	157.6	177.9
Other accrued liabilities	724.7	710.9
Income taxes payable	2.1	144.3
Notes payable	20.5	23.9
Current portion of long-term debt	775.2	253.6
Current liabilities of discontinued operations	—	36.1

TOTAL CURRENT LIABILITIES	2,299.3	1,896.6

LONG-TERM DEBT	1,331.8	1,972.3

OTHER NONCURRENT LIABILITIES	796.3	551.4

STOCKHOLDERS’ EQUITY:
Common stock, authorized shares, 800.0 at $1.00 par value	292.4	291.0
Outstanding shares:
2007 — 292.4
2006 — 291.0
Treasury stock, at cost;	(415.0)	(411.6)
Shares held:
2007 — 15.8
2006 — 15.7
Additional paid-in capital	556.2	505.0
Retained earnings	1,876.1	1,690.4
Accumulated other comprehensive loss	(146.1)	(184.6)

TOTAL STOCKHOLDERS’ EQUITY	2,163.6	1,890.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,591.0	$6,310.5

See Footnotes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2007	2006

OPERATING ACTIVITIES:
Net income	$361.7	$282.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134.4	147.1
Deferred income taxes	64.4	18.1
Non-cash impairment charges	—	50.9
Non-cash restructuring costs	10.1	32.5
Gain on sale of assets	(0.8)	(5.1)
Stock-based compensation expense	27.9	24.7
Loss on disposal of discontinued operations	16.3	11.9
Non-cash income tax benefits	(41.3)	(115.8)
Other	(2.9)	(10.0)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	23.9	48.7
Inventories	(119.1)	(135.8)
Accounts payable	59.0	7.5
Accrued liabilities and other	(77.4)	31.6
Discontinued operations	—	15.2

NET CASH PROVIDED BY OPERATING ACTIVITIES	456.2	404.3

INVESTING ACTIVITIES:
Acquisitions, net of acquired cash	(101.5)	(42.4)
Capital expenditures	(110.0)	(94.1)
Disposals of noncurrent assets and sale of businesses	(3.1)	48.3

NET CASH USED IN INVESTING ACTIVITIES	(214.6)	(88.2)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	354.9	170.3
Payments on notes payable and debt	(474.3)	(300.6)
Cash dividends paid	(176.0)	(174.6)
Proceeds from exercised stock options and other	18.0	8.9

NET CASH USED IN FINANCING ACTIVITIES	(277.4)	(296.0)

Currency rate effect on cash and cash equivalents	4.3	1.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31.5)	21.9

Cash and cash equivalents at beginning of year	201.0	115.5

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169.5	$137.4

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
Footnote 2 — Discontinued Operations
The following table summarizes the results of the discontinued operations for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$—	$133.4	$3.6	$417.3

Income (loss) from operations of discontinued operations, net of income tax expense of $— million for both the three and nine months ended September 30, 2007, and $5.5 million and $2.1 million for the three and nine months ended September 30, 2006, respectively	$—	$4.8	$(0.2)	$(83.7)
Gain (loss) on disposal of discontinued operations, net of income tax expense of $0.1 million and income tax benefit of $3.8 million for the three and nine months ended September 30, 2007, respectively, and income tax benefit of $— million and $0.4 million for the three and nine months ended September 30, 2006, respectively	0.3	(9.0)	(16.3)	(11.9)

Gain (loss) from discontinued operations, net of tax	$0.3	$(4.2)	$(16.5)	$(95.6)

No amounts related to interest expense have been allocated to discontinued operations.
Home Décor Europe
The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia® and other local brands and was previously classified in the Company’s former Home Fashions segment.
In the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’s fair value. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded a $50.9 million impairment charge in the first quarter of 2006. This charge, as well as the operations of this business during the first three quarters of 2006, is included in the loss from operations of discontinued operations in the table above for the three and nine months ended September 30, 2006.
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
In connection with these transactions, the Company recorded a loss of $7.0 million and $4.3 million, net of tax, in the third and fourth quarter of 2006, respectively. In the three and nine months ended September 30, 2007, the Company recorded a loss of $- million and $14.6 million, net of tax, respectively, to complete the divestiture of Home Décor Europe. The net loss for the three and nine months ended September 30, 2007 is reported in the table above as part of the loss on disposal of discontinued operations. The remainder of the loss on disposal of discontinued operations, approximately $1.7 million, net of tax, in the nine months ended September 30, 2007 relates to contingencies associated with other prior divestitures.
Little Tikes
In September 2006, the Company entered into an agreement for the intended sale of its Little Tikes business unit to a global family and children’s entertainment company. Little Tikes is a global marketer and manufacturer of children’s toys and furniture for consumers. The transaction closed in the fourth quarter of 2006, resulting in a gain of $16.0 million, net of tax, in 2006. This business was previously included in the Company’s Home & Family segment. The operations of the business for the three and nine months ended September 30, 2006 are included in loss from operations of discontinued operations in the table above.
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
Footnote 3 — Restructuring Costs
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan (the “Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions and to allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the anticipated closures of approximately one-third of the Company’s 64 manufacturing facilities (as of December 31, 2005, adjusted for the divestiture of Little Tikes and Home Décor Europe), thereby optimizing the Company’s geographic manufacturing footprint. Since the Plan’s inception, the Company has announced the closure of 15 manufacturing facilities and approximately eight additional facilities remain to be closed. Through September 30, 2007, the Company has recorded $171.4 million of costs related to Project Acceleration. The Plan is expected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million — $340 million after tax), with between $75 million and $95 million ($60 million — $80 million after tax) to be incurred in 2007. Approximately 60% of the costs are expected to be cash costs over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $60 million benefit projected in each of 2007 and 2008, and the remaining benefit in 2009.
The table below shows the restructuring costs recognized for restructuring activities for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Facility and other exit costs	$5.7	$5.7	$14.1	$17.4
Employee severance and termination benefits	4.0	15.2	23.8	29.7
Exited contractual commitments and other	13.0	1.2	15.8	3.2

	$22.7	$22.1	$53.7	$50.3

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. A summary of the Company’s restructuring plan liabilities as of September 30, 2007 and 2006, respectively, is as follows (in millions):

	12/31/06		Costs	9/30/07
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$14.1	$(13.5)	$0.6
Employee severance and termination benefits	28.9	23.8	(29.9)	22.8
Exited contractual commitments and other	2.0	15.8	(2.7)	15.1

	$30.9	$53.7	$(46.1)	$38.5

	12/31/05		Costs	9/30/06
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$17.4	$(17.4)	$—
Employee severance and termination benefits	—	29.7	(12.1)	17.6
Exited contractual commitments and other	—	3.2	(2.7)	0.5

	$—	$50.3	$(32.2)	$18.1

Costs incurred include cash payments and the impairment of assets associated with vacated facilities included in facility and other exit costs.
The following table depicts the changes in accrued restructuring reserves for the Plan for the nine months ended September 30, 2007 and 2006, respectively, aggregated by reportable business segment (in millions):

	12/31/06		Costs	9/30/07
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$4.4	$3.6	$(6.4)	$1.6
Office Products	25.4	22.7	(26.5)	21.6
Tools & Hardware	0.4	23.3	(9.3)	14.4
Other (Home & Family)	0.3	1.1	(1.4)	—
Corporate	0.4	3.0	(2.5)	0.9

	$30.9	$53.7	$(46.1)	$38.5

	12/31/05		Costs	9/30/06
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$—	$21.6	$(18.2)	$3.4
Office Products	—	25.2	(11.8)	13.4
Tools & Hardware	—	3.7	(3.0)	0.7
Other (Home & Family)	—	(0.7)	1.3	0.6
Corporate	—	0.5	(0.5)	0.0

	$—	$50.3	$(32.2)	$18.1

Cash paid for restructuring activities was $9.5 million and $37.8 million for the three and nine months ended September 30, 2007, respectively, and $6.6 million and $18.5 million for the three and nine months ended September 30, 2006, respectively.
Footnote 4 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30,	December 31,
	2007	2006

Materials and supplies	$191.3	$172.8
Work in-process	172.2	158.6
Finished products	636.6	519.2

	$1,000.1	$850.6

Footnote 5 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	September 30,	December 31,
	2007	2006

Medium-term notes	$1,075.0	$1,325.0
Commercial paper	134.0	—
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	9.1	11.9
Other long-term debt	4.2	4.3

Total Debt	2,107.0	2,225.9
Current portion of long-term debt	(775.2)	(253.6)

Long-Term Debt	$1,331.8	$1,972.3

On March 15, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and proceeds from the issuance of commercial paper.
Footnote 6 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost for the three months ended September 30, (in millions):

	United States		International
	2007	2006	2007	2006

Service cost-benefits earned during the period	$0.9	$0.7	$1.9	$1.9
Interest cost on projected benefit obligation	12.8	12.8	7.1	6.3
Expected return on plan assets	(14.6)	(14.9)	(7.0)	(6.3)
Amortization of:
Prior service cost	—	0.3	—	—
Actuarial loss	2.2	2.0	1.1	1.2
Curtailment & special termination benefit losses	—	0.2	—	—

Net pension cost	$1.3	$1.1	$3.1	$3.1

The following table presents the components of the Company’s pension cost for the nine months ended September 30, (in millions):

	United States		International
	2007	2006	2007	2006

Service cost-benefits earned during the period	$2.8	$2.2	$5.6	$5.7
Interest cost on projected benefit obligation	38.4	38.5	20.8	18.3
Expected return on plan assets	(43.9)	(44.8)	(20.6)	(18.3)
Amortization of:
Prior service cost	—	0.8	—	—
Actuarial loss	6.6	5.9	3.3	3.6
Curtailment & special termination benefit (gains) losses	—	0.2	(2.4)	(0.3)

Net pension cost	$3.9	$2.8	$6.7	$9.0

In the first quarter of 2007, the Company recorded a $2.4 million curtailment gain resulting from the closure of a European manufacturing facility within the Company’s Office Products segment. In addition, the Company recorded a $1.4 million curtailment gain resulting from the sale of the Company’s Home Décor Europe business. This gain was included in the loss on disposal of discontinued operations for the nine months ended September 30, 2007. In September 2007, the Company made a voluntary $5.4 million cash contribution to fund its pension plans in the United Kingdom.
The Company made a cash contribution to the Company sponsored profit sharing plan of $18.4 million and $20.9 million during the first quarter of 2007 and 2006, respectively. In addition, the Company recorded expense for the defined contribution benefit arrangement of $4.8 million for each of the three months ended September 30, 2007 and 2006, respectively, and $14.0 million and $15.4 million for the nine months ended September 30, 2007 and 2006, respectively.

The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Service cost-benefits earned during the period	$0.4	$0.6	$1.3	$1.9
Interest cost on projected benefit obligation	2.6	2.5	8.0	7.5
Amortization of prior service benefit	(0.5)	(0.6)	(1.7)	(1.8)

Net other postretirement benefit costs	$2.5	$2.5	$7.6	$7.6

Footnote 7 — Income Taxes
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
As of September 30, 2007, the Company had unrecognized tax benefits of $124.3 million, of which $123.2 million, if recognized, would affect the effective tax rate. Due to statute expirations and examinations by various worldwide taxing authorities, $20.5 million of the unrecognized tax benefits could reasonably change in the coming year. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of September 30, 2007, the Company had recorded accrued interest expense related to the unrecognized tax benefits of $10.7 million.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2004, and the Internal Revenue Service (IRS) has completed its examination of the Company’s 2004 federal income tax return. The Company’s Canadian income tax returns are subject to examination for years after 2000. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2004.
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. The effective tax rates for the three and nine months ended September 30, 2007 and 2006 were primarily impacted by the following tax matters characterized as discrete period adjustments:
•
During the third quarter of 2007, the Company recorded a benefit of $35.0 million due to the Company entering into an agreement with the IRS relating to the appropriate treatment of a specific deduction included in the Company’s 2006 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’s Pre-Filing Agreement Program that resulted in affirmative resolution in late August 2007. The Company also recorded a $4.4 million net benefit due to certain accrual reversals for which the statute of limitations has expired partially offset by provisions required for tax deductions recorded in prior periods.

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

Footnote 8 — Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three and nine months ended September 30, (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Numerator for basic earnings per share:
Income from continuing operations	$169.9	$112.7	$378.2	$378.4
Gain (loss) from discontinued operations	0.3	(4.2)	(16.5)	(95.6)

Net income for basic earnings per share	$170.2	$108.5	$361.7	$282.8

Numerator for diluted earnings per share:
Income from continuing operations	$169.9	$112.7	$378.2	$378.4
Effect of convertible preferred securities (1)	3.6	—	10.7	10.7

Income from continuing operations for diluted earnings per share	173.5	112.7	388.9	389.1
Gain (loss) from discontinued operations	0.3	(4.2)	(16.5)	(95.6)

Net income for diluted earnings per share	$173.8	$108.5	$372.4	$293.5

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	276.0	274.6	276.0	274.6
Dilutive securities (2)	1.8	1.0	1.8	0.7
Convertible preferred securities (1)	8.3	—	8.3	8.3

Denominator for diluted earnings per share	286.1	275.6	286.1	283.6

Basic earnings (loss) per share:
Earnings from continuing operations	$0.62	$0.41	$1.37	$1.38
Loss from discontinued operations	—	(0.02)	(0.06)	(0.35)

Earnings per share	$0.62	$0.39	$1.31	$1.03

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.61	$0.41	$1.36	$1.37
Loss from discontinued operations	—	(0.02)	(0.06)	(0.34)

Earnings per share	$0.61	$0.39	$1.30	$1.03

(1)
The convertible preferred securities are anti-dilutive for the three months ended September 30, 2006, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million for the three months ended September 30, 2006. Weighted-average shares outstanding would have increased by 8.3 million shares for the three months ended September 30, 2006.

(2)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding exclude the dilutive effect of approximately 11.4 million and 12.4 million stock options for the three months ended September 30, 2007 and 2006, respectively, and 8.3 million and 12.6 million stock options for the nine months ended September 30, 2007 and 2006, respectively, because such options were anti-dilutive.

Footnote 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains/(losses) on derivative instruments and unrecognized pension and other post retirement costs.
The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	After-tax	Unrecognized	Accumulated
	Currency	Derivative	Pension and	Other
	Translation	Hedging	Other Post	Comprehensive
	Gain	Gain	Retirement Costs	Loss

Balance at December 31, 2006	$41.6	$2.5	$(228.7)	$(184.6)
Current year change	30.9	7.6	—	38.5

Balance at September 30, 2007	$72.5	$10.1	$(228.7)	$(146.1)

Comprehensive income amounted to the following for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$170.2	$108.5	$361.7	$282.8
Foreign currency translation gain	10.5	20.6	30.9	37.4
After-tax derivatives hedging gain (loss)	6.0	7.4	7.6	(2.5)

Comprehensive income	$186.7	$136.5	$400.2	$317.7

Footnote 10 — Stock-Based Compensation
The Company recorded $9.4 million and $9.3 million of stock-based compensation expense in selling, general and administrative expense for the three months ended September 30, 2007 and 2006, respectively and $27.9 million and $24.7 million for the nine months ended September 30, 2007 and 2006, respectively.
The following table presents the impact of stock-based compensation expense for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Reduction to income before income taxes	$9.4	$9.3	$27.9	$24.7

Reduction to net income	$6.6	$6.5	$19.6	$17.1

The fair value of share-based payment awards was estimated using the Black-Scholes option pricing model with the following assumptions and weighted-average fair values for the three and nine months ended September 30,:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Weighted-average fair value of grants	$6	$7	$7	$7
Risk-free interest rate	4.6%	5.0%	4.7%	4.6%
Dividend yield	2.8%	3.0%	2.8%	3.0%
Expected volatility	25%	33%	25%	33%
Expected life (in years)	5.5	6.5	5.5	6.5
The Company utilized its historic experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2007 (shares in millions):

		Weighted
		Average
		Exercise
	Shares	Price	Exercisable

Outstanding at December 31, 2006	14.1	$26	6.8
Granted	4.1	30
Exercised	(0.7)	25
Forfeited / expired	(0.8)	26

Outstanding at September 30, 2007	16.7	$27	7.7

At September 30, 2007, the aggregate intrinsic value of exercisable options was $21.2 million.

The following table summarizes the changes in the number of shares of restricted stock for the nine months ended September 30, 2007 (shares in millions):

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2006	2.2	$24
Granted	1.1	30
Vested	(0.4)	23
Forfeited	(0.3)	26

Outstanding at September 30, 2007	2.6	$26

Footnote 11 — Industry Segment Information
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
Also in 2006, the Company updated its segment reporting to reflect the realignment of certain European businesses, previously reported in the former Cleaning & Organization segment, and now reported in the Other (Home & Family) segment for all periods presented. The decision to realign these businesses, which include the Graco European business, is consistent with the Company’s move from a regional management structure to a global business unit structure. Management measures segment profit as operating income of the business. Segment data presented for the three and nine months ended September 30, 2006 has been reclassified to reflect the segment changes. The Company’s segment results are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales (1)
Cleaning, Organization & Décor	$547.2	$519.3	$1,549.0	$1,478.9
Office Products	544.9	517.5	1,538.7	1,487.4
Tools & Hardware	335.9	324.4	954.4	930.0
Other (Home & Family)	259.3	224.9	722.7	666.5

	$1,687.3	$1,586.1	$4,764.8	$4,562.8

Operating Income (2)
Cleaning, Organization & Décor	$83.7	$67.8	$222.1	$163.5
Office Products	84.2	75.7	228.4	207.9
Tools & Hardware	51.3	46.2	133.2	133.1
Other (Home & Family)	37.2	28.9	98.9	91.4
Corporate	(19.9)	(18.3)	(61.5)	(55.9)
Restructuring Costs	(22.7)	(22.1)	(53.7)	(50.3)

	$213.8	$178.2	$567.4	$489.7

	September 30,	December 31,
	2007	2006

Identifiable Assets
Cleaning, Organization & Décor	$847.5	$840.3
Office Products	1,346.5	1,264.6
Tools & Hardware	684.0	660.8
Other (Home & Family)	338.0	293.7
Corporate (3)	3,375.0	3,183.0
Discontinued Operations	—	68.1

	$6,591.0	$6,310.5

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales
United States	$1,224.3	$1,183.4	$3,480.5	$3,415.1
Canada	116.4	104.0	308.2	287.4

North America	1,340.7	1,287.4	3,788.7	3,702.5
Europe	221.2	188.0	635.1	557.6
Central and South America	66.7	64.1	183.4	170.7
All other	58.7	46.6	157.6	132.0

	$1,687.3	$1,586.1	$4,764.8	$4,562.8

Operating Income (4)
United States	$155.8	$147.9	$448.2	$381.7
Canada	31.6	22.3	78.7	58.7

North America	187.4	170.2	526.9	440.4
Europe	8.1	(10.7)	3.9	11.3
Central and South America	5.7	5.2	7.4	7.6
All other	12.6	13.5	29.2	30.4

	$213.8	$178.2	$567.4	$489.7

1)
All intercompany transactions have been eliminated. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% of consolidated net sales in both of the three months ended September 30, 2007 and 2006. Sales to Wal*Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 15% of consolidated net sales in the nine months ended September 30, 2007 and 2006, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

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
Footnote 12 — Acquisition of Endicia
On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage for $50.4 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. The acquisition of Endicia, a leading provider of online postage, increases the Company’s ability to leverage its other technology brands by developing a full range of innovative and integrated solutions for small and medium-sized businesses. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company recorded goodwill based on a preliminary purchase price allocation of $45.4 million in the condensed consolidated balance sheet at September 30, 2007. Pro forma results of operations would not be materially different as a result of this acquisition and therefore are not presented.
Endicia is party to a lawsuit filed against it alleging patent infringement. In this case, Stamps.com seeks injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. An unfavorable outcome in this litigation could materially adversely affect the Endicia business.
Footnote 13 — Litigation and Contingencies
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
The key tenets of the Company’s strategy include building large, consumer-meaningful brands, leveraging one Newell Rubbermaid, achieving a best total cost position and commercializing innovation across the enterprise. The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has unique consumers, customers and competitors. The Company’s strategic initiatives are designed to help enable these business units to generate differentiated products, operate within a best-in-class cost structure and employ superior branding in order to yield premium margins on their products. Premium margins fund incremental demand creation by the business units, driving incremental sales and profits for the Company.
The following section summarizes each of the Company’s transformational initiatives:

Create Consumer-Meaningful Brands
The Company is moving from its historical focus on push marketing and excellence in manufacturing and distributing products, to a new focus on consumer pull marketing, creating competitive advantage through better understanding its consumers, innovating to deliver great performance, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. This effort is creating and expanding core competencies and processes centered on consumer understanding, innovation and demand creation, to drive sustainable top line growth. The Company’s progress in implementing this brand building and marketing initiative is exhibited by the following:
The Company’s Tools & Hardware segment achieved solid sales growth in the quarter, due largely to continued strength in its international tools businesses. One area in which the Company has seen especially good results is its Lenox industrial band saw business. This success has been driven largely by the Company’s grass-roots field marketing efforts as its expanding team of trained professionals work with end users to educate them on the benefits, use, installation, and servicing of its band saws. The Company is deploying this marketing model globally, and has seen a double-digit increase year to date in its industrial band saw business outside of the U.S.
The Company’s Baby and Parenting Essentials business will soon launch the Graco Sweetpeace-Newborn Soothing Center, which was developed based on comprehensive research, with moms and pediatric professionals, to understand what works best to calm babies. This product features a unique motion and customizable seating positions to better mimic the actual movements mothers use to soothe their infants. Sweetpeace also comes programmed with comforting prenatal sounds, such as a heartbeat, that research has proven to be especially comforting to babies. The Company is investing in a targeted multimedia print and Web marketing campaign to support the launch of this innovative new product.
In the Company’s Beauty and Style business, Goody has initiated a major marketing campaign to support the introduction of its innovative Styling Therapy line of brushes. These unique styling instruments are infused with special substances that help control dandruff, add shine, and protect hair color. Sales of Styling Therapy have doubled since the launch of this advertising and promotion campaign.
Finally, the Company’s DYMO labeling technology business is up strong double-digits year to date due largely to aggressive television marketing campaigns in Europe.
Leverage One Newell Rubbermaid
The Company is committed to leveraging the common business activities and best practices of its business units, and to build one common culture of shared values, with a focus on collaboration and teamwork. The Company is exploring ways to leverage common functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain and Finance to improve efficiency and reduce costs. Through this initiative, the Company is taking significant steps toward achieving low cost logistical excellence, including the centralization and consolidation of the Company’s distribution and transportation activities, the restructuring of its European organization and expansion of the shared service concept in North America.
On October 1, 2007, the Company successfully went live with the SAP implementation at its North American Office Products business unit. This SAP go-live marks the completion of the first major milestone in a multi-year rollout aimed at migrating multiple legacy systems and users to a common SAP global information platform. This will enable the Company to integrate and manage its worldwide business and reporting process more efficiently.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives. The Company is continuing to make progress on its sourcing transformation — restructuring the manufacturing and sourcing footprint to optimize total delivered cost. Project Acceleration remains on track to deliver its commitments in cost, savings and timing over the life of the project and the Company is starting to see the savings flow through the Company’s results. Annualized savings from Project Acceleration are expected to exceed $150 million upon conclusion of the program in 2009, with $60 million in savings projected in each of 2007 and 2008, and the remaining benefit in 2009. To date, the Company has announced approximately two-thirds of its anticipated closings and consolidations and, in the first quarter of 2007, announced the expansion of the program to include certain scale leveraging initiatives with respect to distribution, transportation and shared services.
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
Outlook for the Future
Looking forward, the Company’s primary focus is on building a top-tier global innovation and branding company, capable of generating strong revenue and profit growth year after year. This will be achieved through increased investments in consumer understanding, innovation and demand creation activities. The Company will focus on developing best-in-class practices for these activities, enabling it to build brands that matter to its consumers. The Company will implement the processes and systems to understand its consumers in detail — how they use its products, what they value, and how to delight them and/or excite them. New products like Levolor cordless Roman shades and day/night variable light blocking shades, the Graco Sweetpeace-Newborn Soothing Center, the revolutionary, patented ThermaFlex™ Serving System, the DYMO Desktop Mailing Solution and the Lenox Q Series Performance Solution Band Saw Blade exemplify the results of this investment in consumer understanding.
The Company will increase investment in meaningful innovation that differentiates its products. The Company will also invest more in demand creation activities to increase awareness and trial of its new products. Further, the Company will measure the effectiveness of those increased strategic brand building investments. The Company continually evaluates SG&A spend to ensure it is strategic, timely and impactful. The Company anticipates that approximately $95 to $100 million of its gross margin expansion for the year will be reinvested in strategic brand building initiatives, including consumer understanding, innovation and demand creation activities, as well as other corporate initiatives including the SAP implementation, co-location strategies, expanded shared services in Europe and the U.S., and building organizational capability through training and development.
Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30
	2007		2006		2007		2006

Net sales	$1,687.3	100.0%	$1,586.1	100.0%	$4,764.8	100.0%	$4,562.8	100.0%
Cost of products sold	1,086.3	64.4	1,050.9	66.3	3,083.5	64.7	3,032.5	66.5

Gross margin	601.0	35.6	535.2	33.7	1,681.3	35.3	1,530.3	33.5
Selling, general and administrative expenses	364.5	21.6	334.9	21.1	1,060.2	22.3	990.3	21.7
Restructuring costs	22.7	1.3	22.1	1.4	53.7	1.1	50.3	1.1

Operating income	213.8	12.7	178.2	11.2	567.4	11.9	489.7	10.7
Nonoperating expenses:
Interest expense, net	28.0	1.7	32.9	2.1	82.9	1.7	102.2	2.2
Other expense, net	2.1	0.1	3.4	0.2	4.4	0.1	7.7	0.2

Net nonoperating expenses	30.1	1.8	36.3	2.3	87.3	1.8	109.9	2.4

Income from continuing operations before income taxes	183.7	10.9	141.9	8.9	480.1	10.1	379.8	8.3
Income taxes	13.8	0.8	29.2	1.8	101.9	2.1	1.4	—

Income from continuing operations	169.9	10.1	112.7	7.1	378.2	7.9	378.4	8.3
Gain (loss) from discontinued operations, net of tax	0.3	—	(4.2)	(0.3)	(16.5)	(0.3)	(95.6)	(2.1)

Net income	$170.2	10.1%	$108.5	6.8%	$361.7	7.6%	$282.8	6.2%

Three Months Ended September 30, 2007 vs. Three Months Ended September 30, 2006
Consolidated Operating Results:
Net sales for the three months ended September 30, 2007 were $1,687.3 million, representing an increase of $101.2 million, or 6.4%, from $1,586.1 million for the three months ended September 30, 2006. Sales growth excluding foreign currency was 4.5%, marking the eighth consecutive quarter of sales growth for the Company. This quarter’s sales growth was driven by broad based strength across all segments and benefited by approximately 150 basis points from the timing of sales in the Office Products segment relating to the third quarter pre-buy in advance of the SAP implementation and the recovery of lost second quarter sales associated with service level issues in Europe.
Gross margin, as a percentage of net sales, for the three months ended September 30, 2007 was 35.6%, or $601.0 million, versus 33.7%, or $535.2 million, for the three months ended September 30, 2006, marking the twelfth consecutive quarter of year over year gross margin expansion. The majority of the expansion was driven by favorable mix, ongoing productivity initiatives and savings from Project Acceleration.
SG&A expenses for the three months ended September 30, 2007 were 21.6% of net sales, or $364.5 million, versus 21.1%, or $334.9 million, for the three months ended September 30, 2006. The primary driver of the $29.6 million increase was strategic brand building investments in all four operating segments, as well as other strategic initiatives including SAP and shared services, partially offset by savings in corporate overhead expenses.
The Company recorded restructuring costs of $22.7 million and $22.1 million for the three months ended September 30, 2007 and 2006, respectively. The Company has announced the closure of 15 manufacturing facilities since Project Acceleration’s inception and expects that approximately eight additional facilities will be closed under this program. The Company continues to expect cumulative pre-tax costs of $375 million to $400 million, approximately 60% of which are expected to be cash costs, over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project with an approximately $60 million benefit projected in each of 2007 and 2008, and the remaining benefit in 2009. The 2007 restructuring costs included $5.7 million of facility and other exit costs, $4.0 million of employee severance and termination benefits and $13.0 million of exited contractual commitments and other restructuring costs. The 2006 restructuring costs included $5.7 million of facility and other exit costs, $15.2 million of employee severance and termination benefits and $1.2 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income for the three months ended September 30, 2007 was $213.8 million, or 12.7% of net sales, versus $178.2 million, or 11.2% of net sales, for the three months ended September 30, 2006. The increase in operating income was the result of continued sales growth and gross margin improvement, partially offset by increased investment in SG&A.
Net nonoperating expenses for the three months ended September 30, 2007 were 1.8% of net sales, or $30.1 million, versus 2.3% of net sales, or $36.3 million, for the three months ended September 30, 2006. The decrease in net nonoperating expenses was mainly attributable to a decrease in interest expense, reflecting a reduction in debt year over year and slightly lower average borrowing rates.
The effective tax rate was 7.5% for the three months ended September 30, 2007 versus 20.6% for the three months ended September 30, 2006. The change in the effective tax rate was primarily related to a net $39.4 million discrete income tax benefit recorded for the three months ended September 30, 2007, compared to a discrete tax benefit of $15.1 million for the three months ended September 30, 2006. The income tax benefits increased earnings per share by $0.14 and $0.05 for the three months ended September 30, 2007 and 2006, respectively. See Footnote 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the three months ended September 30, 2007 was $169.9 million, compared to $112.7 million for the three months ended September 30, 2006. Diluted earnings per share from continuing operations were $0.61 and $0.41 for the three months ended September 30, 2007 and 2006, respectively.
The Company recorded a $0.3 million gain, net of tax, from discontinued operations for the three months ended September 30, 2007, compared to a $4.2 million loss, net of tax, for the three months ended September 30, 2006. The gain on disposal of discontinued operations for the three months ended September 30, 2007 was $0.3 million, net of tax, compared to a loss of $9.0 million, net of tax, for the three months ended September 30, 2006. The 2006 loss related primarily to the disposal of the European Cookware business. The gain from operations of discontinued operations, net of tax, was $4.8 million for the three months ended September 30, 2006 compared to no gain for the three months ended September 30, 2007. The 2006 gain included the results of the Home Décor Europe and Little Tikes businesses. There was no impact to diluted earnings per share for the three months ended September 30, 2007, compared to $0.02 diluted loss per share for the three months ended September 30, 2006. See Footnote 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Net income for the three months ended September 30, 2007 was $170.2 million, compared to $108.5 million for the three months ended September 30, 2006. Diluted earnings per share were $0.61 and $0.39 for the three months ended September 30, 2007 and 2006, respectively.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$547.2	$519.3	5.4%
Office Products	544.9	517.5	5.3
Tools & Hardware	335.9	324.4	3.5
Other (Home & Family)	259.3	224.9	15.3

Total Net Sales	$1,687.3	$1,586.1	6.4%

Operating income by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$83.7	$67.8	23.5%
Office Products	84.2	75.7	11.2
Tools & Hardware	51.3	46.2	11.0
Other (Home & Family)	37.2	28.9	28.7
Corporate	(19.9)	(18.3)	(8.7)
Restructuring costs	(22.7)	(22.1)	(2.7)

Total Operating Income	$213.8	$178.2	20.0%

Cleaning, Organization & Décor
Net sales for the three months ended September 30, 2007 were $547.2 million, an increase of $27.9 million, or 5.4%, from $519.3 million for the three months ended September 30, 2006. This increase was driven by double digit growth in the Rubbermaid Commercial business and low single digit growth in the Rubbermaid Home Products and Foodservice businesses.
Operating income for the three months ended September 30, 2007 was $83.7 million, or 15.3% of sales, an increase of $15.9 million, or 23.5%, from $67.8 million for the three months ended September 30, 2006. Sales growth, productivity gains and favorable mix drove the improvement year over year.
Office Products
Net sales for the three months ended September 30, 2007 were $544.9 million, an increase of $27.4 million, or 5.3%, from $517.5 million for the three months ended September 30, 2006. The improvement was driven by double digit sales growth realized in the technology businesses and the pre-buy in advance of the SAP implementation. In addition, the Company rectified the service issues in Europe that negatively impacted performance for the second quarter 2007. Fourth quarter 2007 sales are expected to be negatively impacted as certain retailers bought in advance of the October SAP go-live in North America.
Operating income for the three months ended September 30, 2007 was $84.2 million, or 15.5% of sales, an increase of $8.5 million, or 11.2%, from $75.7 million for the three months ended September 30, 2006. The increase year over year was the result of increased sales volume and favorable mix, partially offset by increased SG&A investment.

Tools & Hardware
Net sales for the three months ended September 30, 2007 were $335.9 million, an increase of $11.5 million, or 3.5%, from $324.4 million for the three months ended September 30, 2006. The year over year improvement was driven by continued strength in the international tool businesses, which more than offset softness in the domestic tool and hardware businesses affected by weakness in the U.S. residential construction market. Additionally, the international business benefited from the successful commercialization of certain products, particularly band saws.
Operating income for the three months ended September 30, 2007 was $51.3 million, or 15.3% of sales, an increase of $5.1 million, or 11.0%, from $46.2 million for the three months ended September 30, 2006, due to higher sales volume and strong productivity, partially offset by raw material inflation, particularly in metals.
Home & Family
Net sales for the three months ended September 30, 2007 were $259.3 million, an increase of $34.4 million, or 15.3%, from $224.9 million for the three months ended September 30, 2006, mostly attributable to new product launches and increased investment in demand creation activities during the third quarter of 2007.
Operating income for the three months ended September 30, 2007 was $37.2 million, or 14.3% of sales, an increase of $8.3 million, or 28.7%, from $28.9 million for the three months ended September 30, 2006. Double digit sales growth supported by increased SG&A investments drove the improvement.
Nine Months Ended September 30, 2007 vs. Nine Months Ended September 30, 2006
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2007 were $4,764.8 million, representing an increase of $202.0 million, or 4.4%, from $4,562.8 million for the nine months ended September 30, 2006. Sales growth excluding foreign currency was 2.8%. The sales growth was driven by strength across all segments, led by market share gains in the Home & Family and Rubbermaid Commercial businesses and growth in the Irwin and Lenox international branded tools businesses.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2007 was 35.3%, or $1,681.3 million, versus 33.5%, or $1,530.3 million, for the nine months ended September 30, 2006. The 175 basis point expansion reflects core sales growth, strong productivity, including savings from Project Acceleration, and favorable mix, resulting from an improved business portfolio, stronger sales of higher margin products and the diverse channel mix of both retail and commercial distribution.
SG&A expenses for the nine months ended September 30, 2007 were 22.3% of net sales, or $1,060.2 million, versus 21.7%, or $990.3 million, for the nine months ended September 30, 2006. The primary drivers of the $69.9 million increase were additional strategic brand building investments in all four operating segments, as well as investments in corporate initiatives such as SAP and shared services.
The Company recorded restructuring costs of $53.7 million and $50.3 million for the nine months ended September 30, 2007 and 2006, respectively. The 2007 restructuring costs included $14.1 million of facility and other exit costs, $23.8 million of employee severance and termination benefits and $15.8 million of exited contractual commitments and other restructuring costs. The 2006 restructuring costs included $17.4 million of facility and other exit costs, $29.7 million of employee severance and termination benefits and $3.2 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information on these restructuring costs.
Operating income for the nine months ended September 30, 2007 was $567.4 million, or 11.9% of net sales, versus $489.7 million, or 10.7% of net sales, for the nine months ended September 30, 2006. The increase in operating income was the result of the factors described above.
Net nonoperating expenses for the nine months ended September 30, 2007 were 1.8% of net sales, or $87.3 million, versus 2.4% of net sales, or $109.9 million, for the nine months ended September 30, 2006. The decrease in net nonoperating expenses was mainly attributable to a decrease in interest expense, reflecting a reduction in debt year over year as well as slightly lower average borrowing rates.

The effective tax rate was 21.2% for the nine months ended September 30, 2007 versus 0.4% for the nine months ended September 30, 2006. The change in the effective tax rate was primarily related to net $41.3 million discrete income tax benefits recorded for the nine months ended September 30, 2007, compared to $115.8 million of discrete income tax benefits recorded for the nine months ended September 30, 2006. The income tax benefits increased earnings per share by $0.15 and $0.41 for the nine months ended September 30, 2007 and 2006, respectively. See Footnote 7 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Income from continuing operations for the nine months ended September 30, 2007 was $378.2 million, compared to $378.4 million for the nine months ended September 30, 2006. Diluted earnings per share from continuing operations were $1.36 and $1.37 for the nine months ended September 30, 2007 and 2006, respectively.
The loss from discontinued operations, net of tax, was $16.5 million and $95.6 million for the nine months ended September 30, 2007 and 2006, respectively. The loss on disposal of discontinued operations for the nine months ended September 30, 2007 was $16.3 million, net of tax, compared to $11.9 million, net of tax, for the nine months ended September 30, 2006. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business, while the 2006 loss related mostly to the disposal of the Home Décor Europe and Cookware Europe businesses. The loss from operations of discontinued operations for the nine months ended September 30, 2007 was $0.2 million, net of tax, compared to $83.7 million, net of tax, for the nine months ended September 30, 2006. The 2007 loss related to the results of the remaining operations of the Home Décor Europe business, while the 2006 loss included a $50.9 million impairment charge to write off goodwill of the Home Décor business. Diluted loss per share from discontinued operations was $0.06 and $0.34 for the nine months ended September 30, 2007 and 2006, respectively. See Footnote 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for further information.
Net income for the nine months ended September 30, 2007 was $361.7 million, compared to $282.8 million for the nine months ended September 30, 2006. Diluted earnings per share were $1.30 and $1.03 for the nine months ended September 30, 2007 and 2006, respectively.
Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$1,549.0	$1,478.9	4.7%
Office Products	1,538.7	1,487.4	3.4
Tools & Hardware	954.4	930.0	2.6
Other (Home & Family)	722.7	666.5	8.4

Total Net Sales	$4,764.8	$4,562.8	4.4%

Operating income by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$222.1	$163.5	35.8%
Office Products	228.4	207.9	9.9
Tools & Hardware	133.2	133.1	0.1
Other (Home & Family)	98.9	91.4	8.2
Corporate	(61.5)	(55.9)	(10.0)
Restructuring costs	(53.7)	(50.3)	(6.8)

Total Operating Income	$567.4	$489.7	15.9%

Cleaning, Organization & Décor
Net sales for the nine months ended September 30, 2007 were $1,549.0 million, an increase of $70.1 million, or 4.7%, from $1,478.9 million for the nine months ended September 30, 2006. The improvement was the result of high single digit sales growth in the Rubbermaid Commercial Products business and mid single digit growth in the Rubbermaid Home Products business.

Operating income for the nine months ended September 30, 2007 was $222.1 million, or 14.3% of sales, an increase of $58.6 million, or 35.8%, from $163.5 million for the nine months ended September 30, 2006, driven by sales growth, strong gains from productivity initiatives and favorable mix.
Office Products
Net sales for the nine months ended September 30, 2007 were $1,538.7 million, an increase of $51.3 million, or 3.4%, compared to $1,487.4 million for the nine months ended September 30, 2006. The improvement was driven by double digit sales growth in the technology businesses, favorable foreign currency and the pre-buy in advance of the SAP implementation during third quarter 2007.
Operating income for the nine months ended September 30, 2007 was $228.4 million, or 14.8% of sales, an increase of $20.5 million, or 9.9%, from $207.9 million for the nine months ended September 30, 2006. The increase in sales, coupled with favorable mix, more than offset restructuring related inefficiencies and increased strategic SG&A investments.
Tools & Hardware
Net sales for the nine months ended September 30, 2007 were $954.4 million, an increase of $24.4 million, or 2.6%, from $930.0 million for the nine months ended September 30, 2006. The sales improvement was attributed to growth in the Irwin and Lenox international branded tool businesses, slightly offset by softness in the domestic tool and hardware business caused by weakness in the U.S. residential construction market.
Operating income for the nine months ended September 30, 2007 was $133.2 million, or 14.0% of sales, an increase of $0.1 million, or 0.1%, from $133.1 million for the nine months ended September 30, 2006. Higher sales volumes were offset by raw material inflation, primarily in metals.
Home & Family
Net sales for the nine months ended September 30, 2007 were $722.7 million, an increase of $56.2 million, or 8.4%, from $666.5 million for the nine months ended September 30, 2006, primarily driven by new products and expanded distribution supported by increased investment in demand creation activities.
Operating income for the nine months ended September 30, 2007 was $98.9 million, or 13.7% of sales, an increase of $7.5 million, or 8.2%, from $91.4 million for the nine months ended September 30, 2006, driven by strong sales growth and gross margin expansion, partially offset by increased investment in strategic brand building.
Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the nine months ended September 30, (in millions):

	2007	2006

Cash provided by operating activities	$456.2	$404.3
Cash used in investing activities	(214.6)	(88.2)
Cash used in financing activities	(277.4)	(296.0)
Currency rate effect on cash and cash equivalents	4.3	1.8

(Decrease) increase in cash and cash equivalents	$(31.5)	$21.9

Sources:
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operating activities, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the nine months ended September 30, 2007 was $456.2 million, compared to $404.3 million for the comparable period of 2006. The increase in cash provided by operating activities was principally a result of higher net income.
On November 14, 2005, the Company entered into a $750.0 million five-year syndicated revolving credit facility (the “Revolver”). On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. The Company elected to extend the Revolver for additional one-year periods in both October 2006 and October 2007, and, as a result, the Revolver will now expire in November 2012. All but one lender approved the 2006 and 2007 extensions. Accordingly, the Company has a $750.0 million facility through November 2010, and a $725.0 million facility from November 2010 to November 2012. At September 30, 2007, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter, through 2012. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At September 30, 2007, there was $134.0 million of commercial paper outstanding and no standby letters of credit issued under the Revolver.
In the nine months ended September 30, 2007, the Company received proceeds from the issuance of debt of $354.9 million, compared to $170.3 million in the nine months ended September 30, 2006. Proceeds in 2007 reflect the issuance of commercial paper used to fund the payment of a five-year, $250 million, 6% fixed rate medium term note that came due on March 15, 2007.
Uses:
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used for acquisitions was $101.5 million and $42.4 million for the nine months ended September 30, 2007 and 2006, respectively. See Footnote 12 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information related to the acquisition of Endicia during the third quarter of 2007.
The Company made payments on notes payable and long-term debt of $474.3 million and $300.6 million in the nine months ended September 30, 2007 and 2006, respectively. On March 15, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and proceeds from the issuance of commercial paper. The Company made payments on commercial paper of $88.0 million and $127.0 million in the second and third quarters of 2007, respectively.
Cash used for restructuring activities was $37.8 million and $18.5 million in the nine months ended September 30, 2007 and 2006, respectively. These payments relate primarily to employee termination benefits. In 2007, the Company expects to use approximately $50 million to $60 million of cash for restructuring activities related to Project Acceleration, as the timing of certain payments, primarily severance, has shifted from 2007 to 2008. See Footnote 3 of the Notes to the Condensed Consolidated Financial Statements (Unaudited) for additional information.
Capital expenditures were $110.0 million and $94.1 million in the nine months ended September 30, 2007 and 2006, respectively. The increase in capital expenditures was driven primarily by investment in the Company’s SAP initiative. Capital expenditures for the full year 2007 are expected to be in the range of $145 million to $155 million.
The Company made cash contributions of $18.4 million and $20.9 million in the nine months ended September 30, 2007 and 2006, respectively, to fund its defined contribution plan. In addition, the Company made a voluntary $5.4 million cash contribution to fund its pension plans in the United Kingdom in September 2007.
Dividends paid were $176.0 million and $174.6 million in the nine months ended September 30, 2007 and 2006, respectively. Dividends for the full year 2007 are expected to approximate $235 million.
The Company used cash of $3.1 million in the nine months ended September 30, 2007 relating to the divestiture of the Home Décor Europe and Little Tikes businesses, partially offset by the sale of facilities in the UK and Illinois. The Company generated cash proceeds from the disposal of noncurrent assets and sale of businesses of $48.3 million in the nine months ended September 30, 2006 relating primarily to the sale of the Company’s European Cookware business.
Retained earnings increased in the nine months ended September 30, 2007 by $185.7 million. The increase in retained earnings was primarily due to the current year net income.
Working capital (defined as current assets less current liabilities) at September 30, 2007 was $270.7 million compared to $580.3 million at December 31, 2006. The current ratio was 1.12:1 at September 30, 2007 and 1.31:1 at December 31, 2006.

Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was 0.48:1 at September 30, 2007 and 0.52:1 at December 31, 2006.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2006.
Goodwill and Other Indefinite-Lived Intangible Assets
In the third quarter of 2007, the Company conducted its annual test of impairment of goodwill and indefinite-lived intangible assets. The Company evaluates goodwill and indefinite-lived intangible assets (primarily trademarks and trade names) for impairment at the operating segment level (herein referred to as the reporting unit). The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount.
If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of its reporting units for its goodwill and other indefinite-lived assets generally based on discounted cash flow models, market multiples of earnings, or an actual sales offer received from a prospective buyer, if available. The use of a discounted cash flow model involves several assumptions, and changes in our assumptions could materially impact our fair value estimates. Assumptions critical to our fair value estimates under the discounted cash flow model include: the discount rate; royalty rates used in our evaluation of trade names; projected average revenue growth; and projected long-term growth rates in the determination of terminal values. A one percentage point increase in the discount rate used to determine the fair values of our reporting units, which were not deemed to be impaired based on the testing of goodwill in the third quarter as described above, would not cause the carrying value of the respective reporting unit to exceed its fair value.
The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base, or a material negative change in its relationships with significant customers.
The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. An impairment charge is also recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
No impairment charges were recorded by the Company as a result of the annual impairment testing performed in the third quarter of 2007 and 2006.
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

	2007		2006
	Nine Month	September 30,	Nine Month	September 30,	Confidence
	Average	2007	Average	2006	Level

Interest rates	$8.3	$8.8	$8.2	$7.8	95%
Foreign exchange	$4.2	$5.2	$5.5	$5.3	95%
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
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Exhibit 99.1 to this Report. Some of these factors are described as criteria for success. The Company’s failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
Item 4. Controls and Procedures
As of September 30, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Subsequent to the end of the quarter, the pilot implementation for the North American Office Products business successfully went live. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure material, schedule production, remit billings, make payments and perform other business functions.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2007.

Maximum Number /
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number	Average	Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the
Period	Purchased(1)	per Share	Programs	Plans or Programs
7/1/07-7/31/07	—	—	—	—
8/1/07-8/31/07	—	—	—	—
9/1/07-9/30/07	1,473	$25.79	—	—
Total	1,473	$25.79	—	—

(1)
None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information
Corporate Governance Changes
On November 7, 2007, the Board of Directors of the Company approved amendments to the Company’s By-Laws to change the voting standard for uncontested elections of directors from a plurality of votes cast to a majority of votes cast. A majority of votes cast means that the number of votes cast “for” a nominee for director must exceed the number of votes cast “against” that nominee in order for him or her to be elected to the Board. In contested elections, those in which the number of nominees exceeds the number of directors to be elected, the vote standard will continue to be a plurality of votes cast. The Board also approved an amendment to the By-laws to reflect that the principal office of the Company is now located in Atlanta, Georgia. The full text of the Company’s By-Laws, as amended, is set forth in Exhibit 3.1.
In order to facilitate the majority voting standard set forth in the amended By-laws, the Board of Directors also revised the Company’s Corporate Governance Guidelines. Pursuant to these revisions: (i) the Board will only nominate incumbent directors who agree to resign (subject to Board approval) if they fail to obtain a majority vote; (ii) upon a director’s offer of resignation for failure to obtain a majority vote, a recommendation on whether to accept the resignation will be made to the Board by the Nominating/Governance Committee; (iii) the Board will act on the resignation within 90 days and such action may include (A) accepting the resignation offer, (B) deferring acceptance of the resignation offer until a replacement director with certain necessary qualifications held by the subject director (e.g., accounting or related financial management expertise) can be identified and elected to the Board, (C) maintaining the director but addressing what the Board believes to be the underlying cause of the “against” votes, (D) maintaining the director but resolving that the director will not be re-nominated in the future for election, or (E) rejecting the resignation offer. Consistent with the By-laws, if an incumbent director’s resignation is accepted, or if a non-incumbent director nominee fails to be elected to the Board, the Board may fill the resulting vacancy or may decrease the size of the Board.
2008 Deferred Compensation Plan
On November 7, 2007, the Company adopted the Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (the “2008 Plan”), effective as of January 1, 2008. The 2008 Plan provides eligible employees and non-employee directors with the opportunity to defer portions of their base salary, incentive compensation and director fees and, in conjunction with the Newell Rubbermaid Supplemental Executive Retirement Plan, receive other retirement benefits. The Company, in its sole discretion, may also make additional contributions on behalf of participants. The deferred compensation is payable in cash at certain future dates specified by participants in accordance with the 2008 Plan or upon the occurrence of certain events, such as death, the year after termination of employment or as otherwise contemplated in the 2008 Plan. The amounts generally are payable in a lump sum, but the participants can elect to receive installments if termination occurs on or after age 55. The deferred compensation is credited with earnings, gains and losses in accordance with investment crediting options established by the Company from time to time.
The 2008 Plan has been adopted to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). As a result, it applies to (i) deferrals of compensation and retirement benefits earned on and after January 1, 2008, (ii) amounts deferred on or after January 1, 2005 and credited to either a retirement sub-account or an in-service sub-account under the Newell Rubbermaid Inc. 2002 Deferred Compensation Plan (the “Prior Plan”), and (iii) all amounts credited to a SERP cash sub-account under the Prior Plan (regardless of when credited). The Prior Plan will remain in effect with respect to any amounts deferred before January 1, 2005 and credited to either a retirement sub-account or an in-service sub-account under the Prior Plan. The Prior Plan is frozen as to future deferrals on or after January 1, 2008.
As under the Prior Plan, a participant’s SERP cash sub-account vests over a 10 year period beginning at six years of credited service, at a rate equal to 10% per year. In addition, a participant’s SERP cash sub-account becomes fully vested upon the earliest to occur of a participant’s death, disability or 60th birthday, or a change in control of the Company. Also, under special retirement provisions in the 2008 Plan, a participant becomes vested in his or her SERP cash sub-account if the sum of his or her age plus years of his or her service with the Company equals or exceeds 75. Vesting under these retirement provisions is subject to certain requirements, such as the execution of a release and non-compete and non-solicitation agreement with the Company, and is not applicable to a participant whose employment is terminated by the Company for cause.
Supplemental Executive Retirement Plan
On November 7, 2007, the Company amended the Newell Rubbermaid Supplemental Executive Retirement Plan (the “SERP”) effective January 1, 2008 to comply with Section 409A of the Code and for other purposes. Currently, the SERP covers Vice

Presidents participating before January 1, 2004 and Presidents or above participating before January 1, 2007. A participant becomes vested upon attainment of age 60 during employment, involuntary termination with 15 years of service, death during employment or upon the sale of the business of the Company employing the participant if the participant has 15 years of service and continues employment with the sold business. The SERP provides annuity benefits at retirement, but no sooner than age 60 with 15 years of service. The participant’s SERP benefit is a monthly benefit equal to 1/12 of 67% (or 50% for Presidents or above first participating after December 31, 2003) of the participant’s average compensation for the five consecutive years in which it was highest, reduced proportionately if years of credited service are less than 25, then reduced (if applicable) for commencement prior to age 65. This basic SERP benefit is then reduced by the participant’s monthly primary Social Security benefit, a monthly qualified pension plan benefit amount and the equivalent monthly amount of the executive’s SERP cash sub-account benefit under the Prior Plan (which will be transferred to the 2008 Plan effective January 1, 2008).
Effective January 1, 2008, the SERP is amended in the following material respects: For Presidents or above, the SERP will pay vested SERP benefits at the same time and form of payment as the executive’s SERP cash sub-account under the 2008 Plan, i.e., in a lump sum payment or annual installments (as elected by the participant under the 2008 Plan by December 31, 2007). For Vice Presidents, vested SERP benefits will continue to be paid as an annuity, but the SERP will commence the annuity benefit following the participant’s separation from service at an age specified by the participant, which shall be no earlier than age 60 with 15 years of service nor later than age 65 (as elected by the executive by December 31, 2007). The SERP will delay payment or commencement of SERP benefits for six months following separation from service. Further, a participant will become vested under the SERP upon a change in control of the Company or if the sum of his or her age plus years of his or her service with the Company equals or exceeds 75. Vesting under these retirement provisions is subject to certain requirements, such as the execution of a release and non-compete and non-solicitation agreement with the Company, and is not applicable to a participant whose employment is terminated by the Company for cause.
The foregoing description of the 2008 Plan and the SERP is qualified in its entirety by reference to the full text of the plan documents.
Departure of Officer
On November 8, 2007, Timothy J. Jahnke, President of the Home & Family Group of Newell Rubbermaid Inc., informed the Company that he is resigning his position effective as of November 30, 2007. Mr. Jahnke informed the Company that he is resigning to accept a position as the Chief Executive Officer of another company.
Item 6. Exhibits

3.1	By-laws of Newell Rubbermaid Inc., as amended November 7, 2007.

4.1	By-laws of Newell Rubbermaid Inc., as amended November 7, 2007 (included in Exhibit 3.1).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: November 9, 2007	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer