Form 10-K
period 2007-12-31
NEWELL RUBBERMAID INC
filed 2008-02-29
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3514169 (I.R.S. Employer Identification No.)

10 B Glenlake Parkway, Suite 300 Atlanta, Georgia (Address of principal executive offices)	30328 (Zip Code)
Registrant’s telephone number, including area code: (770) 407-3800
Securities registered pursuant to Section 12(b) of the Act:

NAME OF EACH EXCHANGE
TITLE OF EACH CLASS	ON WHICH REGISTERED
Common Stock, $1 par value per share	New York Stock Exchange
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
Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
There were 276.7 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2008. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 29, 2007) beneficially owned by non-affiliates of the Registrant was approximately $8,152.4 million. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 6, 2008.

PART I
ITEM 1. BUSINESS
“Newell Rubbermaid” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we” or “our,” it refers to the Company and its subsidiaries unless the context otherwise requires.
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
The Company’s vision is to become a global company of consumer-meaningful brands (“Brands That Matter™”) and great people, known for best-in-class results. The Company’s four transformational strategic initiatives are as follows: Create Consumer-Meaningful Brands, Leverage One Newell Rubbermaid, Achieve Best Total Cost and Nurture 360º Innovation.
Create Consumer-Meaningful Brands is the initiative to move from a historical focus on customer push marketing and excelling in manufacturing and distributing products, to a new focus on consumer pull marketing and creating competitive advantage through understanding the Company’s consumers, innovating to deliver great performance and value, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. Leverage One Newell Rubbermaid is the initiative to lower costs and drive speed to market by leveraging common business activities and best practices of its business units. This will be supported by building a common culture of shared values, with a focus on collaboration and teamwork. Achieve Best Total Cost is the initiative to achieve an optimal balance between manufacturing and sourcing and between high-cost and low-cost manufacturing and to leverage the Company’s size and scale to drive productivity and achieve a best cost position. Nurture 360º Innovation represents the broadened definition of innovation to include consumer driven product invention and the successful commercialization of invention.
The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors. The Company’s strategic initiatives are designed to enable these business units to generate differentiated products, operate within a best-in-class cost structure and employ superior branding in order to realize premium margins on their products. Premium margins, in turn, fund incremental demand creation by the business units, driving incremental sales and profits for the Company.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.
BUSINESS SEGMENTS
The Company’s four business segments reflect the Company’s focus on building large consumer and commercial brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution, and leveraging its understanding of similar consumer segments and distribution channels.

2

The Company’s business segments are as follows:

Segment	Description of Products

Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions, on-line postage
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, soldering tools and accessories
Home & Family	Premium cookware and related kitchenware, beauty and style accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards, and other products within operating segments that are individually immaterial and do not meet aggregation criteria
During the fourth quarter of 2007, the Company moved to one, common global organizational structure that established the Global Business Unit (“GBU”) as the core organizing concept of the business. The move to a GBU structure allows the Company to better leverage its brands, technology, supply chain and other resources on a global basis. The establishment of a GBU structure did not impact the Company’s operating business segments.
During 2006 and early 2007, the Company divested its European Cookware, Little Tikes and Home Décor Europe businesses. The results of these businesses are included in discontinued operations. Refer to Footnote 3 of the Notes to Consolidated Financial Statements for additional information.
CLEANING, ORGANIZATION & DÉCOR
The Company’s Cleaning, Organization & Décor segment is comprised of the following GBUs: Home Products, Foodservice Products, Commercial Products and Décor. These businesses design, manufacture or source, package and distribute semi-durable products primarily for use in the home and commercial settings. The products include indoor and outdoor organization, home storage, food storage, cleaning, refuse, material handling, drapery hardware, custom and stock horizontal and vertical blinds, as well as pleated, cellular and roller shades.
Home Products, Foodservice Products and Commercial Products primarily sell their products under the trademarks Rubbermaid®, Brute®, Roughneck® and TakeAlongs®. Décor sells its products primarily under the trademarks Levolor® and Kirsch®.
Home Products and Foodservice Products market their products directly and through distributors to mass merchants, home centers, warehouse clubs, grocery/drug stores and hardware distributors. Commercial Products markets its products directly and through distributors to commercial channels and home centers. Décor markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.
OFFICE PRODUCTS
The Company’s Office Products segment is comprised of the following GBUs: Markers, Highlighters & Art Products, Everyday Writing & Coloring, Technology, Fine Writing & Luxury Accessories and Office Organization. The GBUs primarily design, manufacture or source, package and distribute fine/luxury, technical and everyday writing instruments, technology-based products and organization products, including permanent/waterbase markers, dry erase markers, overhead projector pens, highlighters, wood-cased pencils, ballpoint pens and inks, correction fluids, office products, art supplies, on-demand labeling products, card scanning solutions and on-line postage. Office Products also distributes other writing instruments, including roller ball pens and mechanical pencils, for the retail marketplace.
Office Products primarily sells its products under the trademarks Sharpie®, Paper Mate®, Parker®, Waterman®, Eberhard Faber®, Berol®, Reynolds®, Rotring®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Expo®, Sharpie® Accent®, Vis-à-Vis®, Expresso ®, Liquid Paper®, Mongol®, Foohy®, Prismacolor®, Eldon ®, Dymo®, Mimio®, CardScan® and Endicia™.

Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, hardware distributors and other retailers.
TOOLS & HARDWARE
The Company’s Tools & Hardware segment is comprised of the following GBUs: Industrial Products & Services, Construction Accessories, Construction Tools and Cabinet, Window & Door. The GBUs within the Tools & Hardware segment design, manufacture or source, package and distribute hand tools and power tool accessories, propane torches, soldering tools and accessories, manual paint applicator products, cabinet hardware and window and door hardware.
Tools & Hardware sells its products under the trademarks Irwin®, Vise-Grip®, Marathon®, Twill®, Speedbor ®, Jack ®, Quick-Grip ®, Unibit ®, Strait-Line ®, BernzOmatic ®, Shur-Line ®, Rubbermaid ®, Lenox ®, Sterling ®, Amerock ®, Allison ®, Ashland ® and Bulldog ®.
Tools & Hardware markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.
HOME & FAMILY
The Company’s Home & Family segment is comprised of the following GBUs: Culinary Lifestyle, Baby & Parenting Essentials and Beauty & Style. Culinary Lifestyle primarily designs, manufactures or sources, packages and distributes aluminum and stainless steel cookware, bakeware, cutlery and kitchen gadgets and utensils. Baby & Parenting Essentials designs, manufactures or sources, packages and distributes infant and juvenile products such as swings, high chairs, car seats, strollers and play yards. Beauty & Style designs, manufactures or sources, packages and distributes hair care accessories and grooming products.
Culinary Lifestyle primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, Calphalon®One™ and Katana™. Baby & Parenting Essentials primarily sells its products under the Graco® trademark. Beauty & Style markets its products primarily under the trademarks Goody®, Ace®, i|m™, Stayput™, Ouchless®, StylingSolutions™, Styling Therapy™ and ColourCollection™.
Culinary Lifestyle markets and sells its products directly to department and specialty stores and through its branded retail outlets. Baby & Parenting Essentials and Beauty & Style market their products directly and through distributors to mass merchants, warehouse clubs and grocery/drug stores.
NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for the years ended December 31, 2007, 2006 and 2005 (in millions, except percentages) (including sales of acquired businesses from the time of acquisition and excluding sales of businesses that have been divested), for the Company’s four business segments.

		% of		% of		% of
	2007	Total	2006	Total	2005	Total

Cleaning, Organization & Décor	$2,096.4	32.7%	$1,995.7	32.2%	$1,921.0	33.6%
Office Products	2,042.3	31.9	2,031.6	32.8	1,713.3	30.0
Tools & Hardware	1,288.7	20.1	1,262.2	20.3	1,260.3	22.0
Home & Family	979.9	15.3	911.5	14.7	822.6	14.4

Total Company	$6,407.3	100.0%	$6,201.0	100.0%	$5,717.2	100.0%

Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13%, 12%, and 13% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively, substantially across all segments. Sales to no other customer exceeded 10% of consolidated net sales. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 18 of the Notes to Consolidated Financial Statements.
STRATEGIC INITIATIVES
Create Consumer-Meaningful Brands
The Company is continuing to move from its historical focus on customer push marketing and excelling in manufacturing and distributing products, to a new focus on consumer pull marketing and creating competitive advantage through better understanding its consumers, innovating to deliver great performance and value, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. Consumer-meaningful brands create more value than products alone, and big brands provide the Company with the economies of scale that can be leveraged in today’s marketplace.
In 2007, the Company made incremental investments in strategic brand building for several brands including Sharpie®, Paper Mate®, Rubbermaid®, Graco®, Calphalon® and Goody®. In just two years, the Company has increased its investment in strategic brand building almost 60% to 6.2% of sales. The Company is committed to increasing selective television, print, direct mail and online advertising, and using sampling and product demonstrations where appropriate, to increase brand awareness and trials among end-users of its brands. During 2007, the Company sponsored the #26 Irwin® car in the NASCAR NEXTEL Cup Series, the Sharpie® 500 NASCAR race in Bristol, Tennessee and the Lenox® Industrial Tools 300 NASCAR race in Loudon, New Hampshire. In 2008, the Company anticipates focusing its advertising and sponsorships in similar areas.
The Company continues to employ resources to create best-in-class branding capabilities across the Company. As part of the Company’s Marketing Build and Transform initiative, it has created a detailed blueprint and roadmap for achieving brand building excellence over time, complete with annual targets and measures. The Company has added top executive talent from some of the world’s leading consumer products companies to its management ranks as well as developed and launched a comprehensive series of Marketing Excellence training programs, covering both basic and advanced curriculums to expand and develop consumer marketing capabilities and further enhance consumer understanding. The Company’s brand building initiatives and the increased investments in research, training, and consumer-noticeable spending activities have contributed to the Company realizing market share gains in certain key brands, notably in the Calphalon, Goody, Dymo and Rubbermaid Commercial Products businesses, and global growth in the Irwin and Lenox branded tools businesses.
Leverage One Newell Rubbermaid
The Company is committed to leveraging the common business activities and best practices of its business units, and to build one common culture of shared values, with a focus on collaboration and teamwork. Through this initiative, the Company strives to benefit from the reduction of costs achieved through horizontal integration and economies of scale. For example, the Company continues to explore ways to leverage its common functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance to improve efficiency and reduce costs. The Company is also taking significant steps toward achieving low cost logistical excellence, including the centralization and consolidation of the Company’s distribution and transportation activities. The centralization of these functions will increase buying power across the Company.
Additionally, certain administrative functions are centralized at the corporate level including cash management, accounting systems, capital expenditure approvals, restructuring approvals, order processing, billing, credit, accounts receivable collections, data processing operations and legal functions. Centralization concentrates technical expertise in one location, making it easier to communicate, observe overall business trends and manage the Company’s businesses.
The Company previously accelerated the process of creating shared services for the European businesses and is expanding the scope of shared services in the U.S and Latin America. The transition of services to the Shared Service Center in Europe is approximately 90% complete. In addition, in its move to a consistent GBU structure, the Company has recently created and expanded leadership positions to identify and drive synergies across business units.
On October 1, 2007, the Company’s Office Products segment successfully went live with the SAP implementation for its North American operations. This SAP go-live marks the completion of the first major milestone in a multi-year rollout aimed at migrating multiple legacy systems and users to a common SAP global information platform.

This will enable the Company to integrate and manage its worldwide business and reporting processes more efficiently.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position in relevant product categories. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives. To improve productivity, the Company focuses on reducing procurement, material handling and distribution and transportation costs; driving manufacturing efficiencies; and removing excess overhead costs to reduce the overall cost of manufacturing and delivering products. The Company has also shifted a portion of its research and development efforts to focus on ways to design future products that can be manufactured more cost effectively.
A key component of this strategy is the Company’s sourcing transformation — restructuring the manufacturing and sourcing footprint to reduce total delivered cost, including increasing capacity utilization and the percentage of manufacturing located in lower-cost countries as well as achieving a balance of company-owned manufacturing and third party sourcing partners. Project Acceleration remains on track to deliver its commitments in cost, savings and timing over the life of the project, and the Company has realized savings in its operating results. Project Acceleration is projected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million to $340 million after tax). Approximately 67% of the costs are expected to be cash. Annualized savings from Project Acceleration are expected to exceed $150 million upon conclusion of the project in 2009, with $60 million in annual savings recognized in 2007 and additional benefits of $60 million and $30 million projected for 2008 and 2009, respectively. To date, the Company has announced approximately two-thirds of its anticipated closings and consolidations and has announced the expansion of the program to include certain scale leveraging initiatives with respect to distribution, transportation and shared services.
The Company is also committed to reducing non-strategic selling, general and administrative (“SG&A”) costs throughout the organization. The Company is vigilant in creating a leaner organization that is more flexible in its response time, both internally and externally. The Company’s efforts to Leverage One Newell Rubbermaid through horizontal integration will help the Company to achieve this goal.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company defines innovation as the successful commercialization of invention. It is a rigorous, consumer-centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, innovating how and where to create awareness and trial use, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation and continues to build on this competency in its effort to create consumer-meaningful brands. Since the beginning of 2007, the Company launched a number of innovative new products including the Sharpie® Chisel Tip, Levolor® Roman Shades, Lenox® Diamond™ saw blades, Graco® iMonitor™, and the Rubbermaid® Premier line of premium food storage containers. Additionally, the Company’s Baby and Parenting Essentials business launched the Graco Sweetpeace-Newborn Soothing Center in early 2008. This product reinvents the swing category by offering babies a multi-sensory experience that mimics the actual movements mothers use to soothe their infants and comes programmed with comforting prenatal sounds, such as a heartbeat, that research has proven to be especially comforting to babies. The Company is investing in a targeted multimedia print and web marketing campaign to support the launch of this innovative new product.

GROWTH STRATEGY
The Company’s growth strategy includes internal growth and acquisitions. The Company is also increasingly focused on globalization and the significant opportunities to further expand internationally.
Internal Growth
The Company focuses on internal growth principally by understanding consumers, demand creation through marketing, commercializing innovative new products, entering new domestic and international markets, adding new customers, cross-selling existing product lines to current customers and supporting its U.S.-based customers’ international expansion. Internal growth is generally defined by the Company as growth from continuing businesses owned more than one year.
Acquisition Strategy
The Company supplements internal growth by selectively acquiring businesses with prominent end-user focused brands and improving the profitability of such businesses through the implementation of the Company’s strategic initiatives. Strategic criteria for an acquisition include: the existence of consumer-meaningful brands that reflect differentiation and innovation, global categories, favorable customer and channel dynamics, strong margin and growth potential, focus on non-cyclical, semi-durable products, and synergies with our core categories and competencies.
Globalization
The Company is expanding from a U.S.-centric business model to one that includes international growth as an increasing focus. The growth of consumer goods economies and retail structures in several regions outside the U.S., particularly Central and Eastern Europe, Asia, Mexico and South America, makes them attractive to the Company by providing selective opportunities to acquire businesses, develop partnerships with new foreign customers and extend relationships with the Company’s domestic customers whose businesses are growing internationally. As a result, the Company pursues selective international opportunities to further its internal growth and acquisition objectives. The Company’s sales outside the U.S. approximated 28%, 26% and 24% of total sales in 2007, 2006 and 2005, respectively.
The Company has made significant strides in structuring itself for successful globalization. In 2007, the Company realigned its businesses under a GBU structure. This realignment positions the businesses to leverage research and development, branding, marketing and innovation on a global basis. The Company has also implemented the process of creating shared services for the European businesses, which is approximately 90% complete. Finally, the Company is in the early stages of migrating multiple legacy systems and users to a common SAP global information platform, which will enable the Company to integrate and manage its worldwide business and reporting processes more efficiently.
DIVESTITURE AND PRODUCT LINE RATIONALIZATION
The Company consistently reviews its businesses and product offerings, assesses their strategic fit and seeks opportunities to divest non-strategic businesses. The criteria used by the Company in assessing the strategic fit include: the existence of consumer-meaningful brands that respond to differentiation and innovation, global categories, favorable customer and channel dynamics, strong margin and growth potential, focus on non-cyclical, semi-durable products, synergies with our core categories and competencies, and the business’ actual and potential impact on the operating performance of the Company. While the Company believes that the business units remaining in our portfolio constitute core businesses, the Company will continue to review its businesses and product offerings and assess their strategic fit.
During 2006 and early 2007, the Company divested its European Cookware, Little Tikes and Home Décor Europe businesses. During 2005, the Company divested its Curver business. See Footnote 3 of the Notes to Consolidated Financial Statements for a description of discontinued operations.

In the normal course of business, the Company rationalizes low margin products. The Company’s decision to exit these low margin product lines is consistent with its strategy to focus on high margin, high potential opportunities that support the Company’s financial objectives.
OTHER INFORMATION
Multi-Product Offering
The Company’s broad product coverage in multiple categories permits it to more effectively meet the needs of its customers. With families of leading brand names and profitable and innovative new products, the Company can also assist volume purchasers sell a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income and encourage impulse buying by retail customers.
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
The Company strives to enhance its relationships with customers through exceptional customer service. The Company’s ability to provide superior customer service is a result of its information technology, marketing and merchandising programs that are designed to enhance the sales and profitability of its customers and provide consistent on-time delivery of its products.
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
Foreign Operations
Information regarding the Company’s 2007, 2006 and 2005 foreign operations and financial information by geographic area is included in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A of this report and is incorporated by reference herein.
Raw Materials
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, glass, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. The Company has experienced inflation in raw material prices and expects such inflation pressures to continue in 2008. The Company continues to attempt to reduce the volume of its resin purchases through product line rationalization and strategic divestitures. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Backlog
The dollar value of unshipped factory orders is not material.
Seasonal Variations
The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced demand and volume for the products in the Company’s Office Products and Cleaning, Organization & Décor segments in the quarter.

Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Sharpie®,” “Paper Mate®,” “Lenox®,” “Irwin®,” “Graco®,” “Calphalon®”, “Levolor®” and “Dymo®.”
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
The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands and differentiated products, delivering superior customer service (including innovative “good-better-best” marketing and merchandising programs), consistent on-time delivery, outsourcing certain production to low cost suppliers and lower cost countries where appropriate and experienced management.
The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains, warehouse clubs, department, hardware and specialty stores, home centers, office superstores, contract stationers and military exchanges. The Company’s largest customer, Wal*Mart (which includes Sam’s Club), accounted for approximately 13% of net sales in 2007, across substantially all business units. The Company’s top ten customers included (in alphabetical order): Boise Office, Lowe’s, Office Depot, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers, W. W. Grainger and Wal*Mart.
Environmental Matters
Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
Research and Development
Information regarding the Company’s research and development costs for each of the past three fiscal years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
Employees
As of December 31, 2007, the Company had approximately 22,000 employees worldwide, of whom approximately 3,500 are covered by collective bargaining agreements or are located in certain countries which have collective arrangements decreed by statute.

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
The Company’s business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Europe, Central and South America and Asia. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business. In recent years, the retail industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, the Company must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of its customers.
The Company is subject to intense competition in a marketplace dominated by large retailers.
The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well established. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers that have strong negotiating power with suppliers. Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and delivering products with shorter lead times. Other trends are for retailers to import products directly from foreign sources and to source and sell products, under their own private label brands, that compete with the Company’s products.
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
The Company’s long-term success in the competitive retail environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes increased investment in new product development and increased focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth in sales or operating income.
To compete successfully, the Company must develop and maintain big, consumer-meaningful brands.
The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company’s retailer customers will need the Company’s products to meet consumer demand. Consumer-meaningful brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands requires significant investment in brand building and marketing initiatives. While the Company is substantially increasing its expenditures for advertising and other brand building and marketing initiatives, the increased investment may not deliver the anticipated results.

Price increases in raw materials could harm the Company’s financial results.
The Company purchases some raw materials, including resin, glass, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Raw material price increases may more than offset productivity gains and could materially impact the Company’s financial results.
The Company’s success depends on its ability to continuously improve productivity and streamline operations.
The Company’s success depends on its ability to continuously improve its manufacturing efficiencies, reduce supply chain costs and streamline non-strategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. Project Acceleration includes the closure of approximately one-third of the Company’s 64 manufacturing facilities (adjusted for the divestiture of Little Tikes and Home Décor Europe). In addition, the Company continuously explores ways to best leverage its functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance in order to improve efficiency and reduce costs. The Company runs the risk that Project Acceleration and other corporate initiatives aimed at streamlining operations and processes and cost reduction may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated, or that other major productivity and streamlining programs may be required after such projects are completed. In addition, disruptions in the Company’s ability to supply products on a timely basis, which may be incidental to any problems in the execution of Project Acceleration, could adversely affect the Company’s future results.
The Company’s ability to make strategic acquisitions and to integrate its acquired businesses is an important factor in the Company’s future growth.
Although the Company has in recent years increasingly emphasized internal growth rather than growth by acquisition, the Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings and operating income improvements within a reasonable period of time, remain important factors in the Company’s future growth. Furthermore, the cost of any future major acquisitions could constrain the Company’s access to capital and increase the Company’s borrowing costs.
The Company is subject to risks related to its international operations and sourcing model.
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
The Company is undergoing a transformation from a portfolio-holding company that grew through acquisitions to a focused group of leadership platforms that generate internal growth driven by consumer-meaningful brands and new product innovation. Such a transformation will require significant investment in brand-building, marketing and product development and the development of the right methods for understanding how consumers interact with the Company’s brands and categories and measuring the effectiveness of advertising and promotion spending. Although the process is well underway, significant challenges and uncertainties remain.
Complications in connection with the Company’s current information system initiative may impact its results of operations, financial condition and cash flows.

The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. On October 1, 2007, the Company successfully went live with the SAP implementation at its North American Office Products business unit. This SAP go-live marks the completion of the first major milestone in a multi-year implementation that will occur in several phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees’ roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools we use to take orders, procure material, schedule production, remit billings, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, and the implementation could impact the Company’s ability to perform necessary business transactions. All of these risks could adversely impact the Company’s results of operations, financial condition and cash flows.
Impairment charges could have a material adverse effect on the Company’s financial results.
Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base, the unfavorable resolution of litigation, including patent infringement litigation involving PSI Systems, Inc., or a material adverse change in the Company’s relationship with significant customers or business partners.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace or adversely impact the value of its end-user brands. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family. These are the primary manufacturing locations, administrative offices and distribution warehouses of the Company. The Company also maintains sales offices throughout the U.S. and the world. The corporate offices are currently located in leased space in Atlanta, Georgia. Construction on a new headquarters building in Atlanta, Georgia, began in January 2007. Completion of the 350,000 square foot, 14-story building is slated for August 2008. Most of the Company’s idle facilities, which are excluded from the following list, are subleased, pending lease expiration, or are for sale. The Company’s properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

CLEANING, ORGANIZATION & DÉCOR
	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	OH	Mogadore	O	Home Products
	OK	Blackwell	L	Home Products
	TX	Mesquite	L	Home Products
	Brazil	Cachoeirinha	O	Home Products
	KS	Winfield	O	Home Products
	OH	Wooster	L	Home Products
	Canada	Mississauga	O	Home Products
	Canada	Calgary	L	Home Products
	TX	Greenville	L/O	Home Products
	MO	Jackson	O	Home Storage Systems
	UK	Staffordshire	L	Window Treatments
	Mexico	Agua Prieta	L	Window Treatments
	IL	Freeport	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
OFFICE PRODUCTS
	IL	Oakbrook	L	Writing Instruments
	IL	Bellwood	O	Writing Instruments
	TN	Lewisburg	O	Writing Instruments
	TN	Shelbyville	L/O	Writing Instruments
	TN	Vonore	L	Writing Instruments
	WI	Janesville	L	Writing Instruments
	Canada	Oakville	L	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	France	St. Herblain	O	Writing Instruments
	India	Tamil Nadu	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Tlalnepantla	O	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	UK	Newhaven	O	Writing Instruments
	China	Shanghai	L	Writing Instruments
	TN	Maryville	L/O	Office & Storage Organizers
	Belgium	Sint Niklaas	O	On-Demand Labeling Products
	MA	Cambridge	L	Card-Scanning Products
TOOLS & HARDWARE
	WI	Saint Francis	O	Paint Applicators
	NY	Medina	L/O	Propane/Oxygen Hand Torches
	IN	Lowell	O	Window Hardware
	NE	DeWitt	O	Tools
	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	OH	Wilmington	L	Tools
	Australia	Lyndhurst	L	Tools
	New Zealand	Wellsford	O	Tools
	Brazil	Sao Paulo	O	Tools
	Brazil	Carlos Barbosas	O	Tools
	Mexico	Monterrey	L	Hardware
	MD	Columbia	L	Hardware
	UK	Staffordshire	L	Hardware

OWNED
OR
BUSINESS SEGMENT	LOCATION	CITY	LEASED	GENERAL CHARACTER

HOME & FAMILY
	OH	Perrysburg	O	Cookware
	OH	Toledo	L	Cookware
	GA	Columbus	O	Hair Care Products
	OH	Bedford Heights	L	Infant Products
	OH	Macedonia	O	Infant Products
	PA	Exton	L	Infant Products
	Mexico	Piedras Negras	L	Infant Products
CORPORATE
	GA	Atlanta	L	Office
SHARED FACILITIES
	CA	Hesperia	L	Shared Services
	CA	Victorville	L	Shared Services
	UK	Lichfield	L	Shared Services
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2007.
SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company

Mark D. Ketchum	58	President and Chief Executive Officer
James J. Roberts	49	Executive Group President, Office Products and Cleaning, Organization & Décor
William A. Burke	47	Group President, Tools & Hardware
Jay D. Gould	48	Group President, Home & Family Products
Hartley D. Blaha	42	President, Corporate Development
J. Patrick Robinson	52	Executive Vice President, Chief Financial Officer
James M. Sweet	55	Executive Vice President, Human Resources & Corporate Communications (Chief Human Resources Officer)
Dale L. Matschullat	62	Senior Vice President, General Counsel and Corporate Secretary
Theodore W. Woehrle	46	Senior Vice President, Marketing and Brand Management
Gordon C. Steele	56	Senior Vice President, Program Management Office and Chief Information Officer
Raymond J. Johnson	52	President, Global Manufacturing and Supply Chain
Magnus R. Nicolin	51	President, Newell Rubbermaid Europe, Middle East and Africa
J. Eduardo Senf	49	President, Newell Rubbermaid Latin America
Paul G. Boitmann	46	President, Sales Operations and Global Wal-Mart
Mark D. Ketchum has been President and Chief Executive Officer of the Company since October 2005. Mr. Ketchum joined the Company’s Board of Directors in November 2004 and served as a member of the Audit Committee prior to assuming his current role. Prior thereto, he was President of the Global Baby & Family Care business of Procter & Gamble from 1999 through November 2004. From 1971 to 1984, he held a variety of operations positions with Procter & Gamble’s paper division. From 1984 to 1999, he transitioned into brand management and general management roles, culminating as President of Global Baby & Family Care.
James J. Roberts has been Executive Group President, Office Products and Cleaning, Organization & Décor since December 2007. From September 2003 to December 2007, he served as the Company’s President, Chief Operating

Officer of the Rubbermaid/Irwin Group. He was Group President of the Levolor/Hardware Group from April 2001 until August 2003. From September 2000 until March 2001, he served as President, Worldwide Hand Tools and Hardware at Stanley Works (a supplier of tools, door systems and related hardware). From July 1981 until September 2000, he held a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as President of Worldwide Accessories.
William A. Burke has been Group President, Tools & Hardware since December 2007. Prior thereto, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1992 through 2002, he served in a variety of positions with The Black and Decker Corporation, culminating as Vice President and General Manager of Product Service.
Jay D. Gould has been Group President, Home & Family Products since December 2007. Prior thereto, he served as President of Graco Children’s Products (a subsidiary of the Company) from May 2006 through December 2007. From 2003 through 2006, he served as President of Pepperidge Farm, Inc. (a manufacturer of food products), and from 2002 through 2003, he was Chief Marketing Officer of Pepperidge Farm. He held a variety of executive positions with The Coca-Cola Company from 1995 through 2002, including Vice President Portfolio Development and Innovation from 2000 through 2002.
Hartley D. Blaha has been President, Corporate Development since February 2005. Prior thereto, he was Vice President, Corporate Development from November 2003 to February 2005. Prior thereto, from 1987 to 2003 he held a variety of positions within the Investment Banking Division of Lehman Brothers Inc. (a global investment bank), culminating as Managing Director, Mergers and Acquisitions.
J. Patrick Robinson has been Executive Vice President, Chief Financial Officer since May 2007. Prior thereto, he served as Vice President, Chief Financial Officer from November 2004 through May 2007. He was Vice President, Corporate Controller and Chief Financial Officer from June 2003 until October 2004 and Vice President, Controller and Chief Accounting Officer from May 2001 until May 2003. From March 2000 until May 2001, he was Chief Financial Officer of AirClic Inc. (a web-based software and services platform company for the mobile information market). From 1983 until March 2000, he held a variety of financial positions with The Black and Decker Corporation, culminating as Vice President of Finance, Worldwide Power Tools.
James M. Sweet has been Executive Vice President, Human Resources and Corporate Communications since May 2007. Prior thereto, he served as the Company’s Chief Human Resources Officer from May 2004 through May 2007. He was Group Vice President, Human Resources for the Sharpie/Calphalon Group from January 2004 to April 2004. From 2001 to 2004, he was President of Capital H, Inc., a human resource services company that Mr. Sweet co-founded. From 1999 to 2001, he was Vice President of Human Resources for the Industrial Automation Systems and Rexnord divisions of Invensys PLC (an industrial manufacturing company). Prior thereto, he held executive human resource positions at Kohler Co., Keystone International and Brady Corp.
Dale L. Matschullat has been Senior Vice President, General Counsel since August 2007, having served as Vice President, General Counsel from January 2001 to August 2007. He has served as Corporate Secretary since August 2003. He was Vice President-Finance, Chief Financial Officer and General Counsel from January 2000 until January 2001. From 1989 until January 2000, he was Vice President, General Counsel.
Theodore W. Woehrle has been Senior Vice President, Marketing and Brand Management of the Company since June 2007. Prior thereto, he held a variety of executive positions with Procter & Gamble from 1983 to 2007, culminating as Vice President Marketing, North America.
Gordon C. Steele has been Senior Vice President, Program Management Office and Chief Information Officer since August 2007. Prior thereto, he served as Vice President, Chief Information Officer from August 2005 through August 2007. From 2001 until 2005, he served as Vice President and Chief Information Officer for Global

Information Technology at Nike, Inc. (a global marketer of athletic apparel and equipment). Prior to becoming the Chief Information Officer at Nike, he spent four years as the Senior Director responsible for the Nike Supply Chain project, which involved the complete replacement of all business application systems and included the global rollout of SAP Enterprise Resource Planning, i2 planning and the Siebel Customer Relationship Management system to all of the operating entities of Nike. From 1989 to 1997, he served as Chief Information Officer and in other leadership capacities with Mentor Graphics Corporation (a provider of electronic software and hardware products and consulting services).
Raymond J. Johnson has been President, Global Manufacturing and Supply Chain since February 2005. Prior thereto, he was Group Vice President, Manufacturing from November 2003 to February 2005, and was Vice President, Manufacturing for the Irwin Power Tool Accessories Division from November 2002 to November 2003. From May 2001 to May 2002, he was General Manager of the Golf Grip Business Unit of Eaton Corporation (an industrial manufacturer). From 1999 to May 2001, he was Vice President, Operations of True Temper Sports, Inc. (a manufacturer and marketer of golf shafts). Prior thereto, he was Vice President and General Manager of the Diversified Products Division of Technimark, Inc. (a manufacturer of plastics products for commercial customers) from 1998 to 1999, and he held a variety of positions with The Black and Decker Corporation from 1983 to 1998, culminating as Vice President of Operations for North American Power Tools.
Magnus R. Nicolin has been President, Newell Rubbermaid Europe, Middle East and Africa, since January 2007. Prior thereto, he was a consultant for the Sanford Brands Fine Writing business from May 2006 through August 2006 and served as President, Sanford Brands Europe from September 2006 to December 2006. In 2002, he led in conjunction with J. W. Childs (a private equity firm) the leveraged buyout of Esselte Corporation (a designer, manufacturer and distributor of office products) from the London and Stockholm stock exchanges, taking the company private, then serving as President and Chief Executive Officer. Prior to 2002, he served in leadership positions with Pitney Bowes (a provider of mailstream software, hardware, services and solutions), Bayer Diagnostics (a provider of medical diagnostic equipment) and McKinsey & Co (a global strategic management consulting firm).
J. Eduardo Senf has been President, Latin America since January 2008. Prior thereto, he served as President, Latin America for the Company’s Rubbermaid/Irwin Group from November 2004 through December 2007. Prior thereto, he was President, South America for Mars Incorporated (a food products company) from 1996 through 2003.
Paul G. Boitmann has been President, Sales Operations and Global Wal-Mart since February 2007. Mr. Boitmann joined the Company in 2001 as President of its Home Depot Division, bringing more than 18 years of sales, marketing, worldwide recruiting and sales training experience to the Company. He served in that role until January 2005, when he began serving as President, Rubbermaid/Irwin North America Sales Operations, a position he held until he assumed his current role.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2008, there were 16,444 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape (as published in The Wall Street Journal) for the calendar periods indicated:

	2007		2006
Quarters	High	Low	High	Low

First	$32.00	$28.66	$26.35	$23.25
Second	32.19	28.80	28.63	24.35
Third	29.88	24.22	29.25	24.04
Fourth	29.50	24.69	29.98	27.75
The Company has paid regular cash dividends on its common stock since 1947. The quarterly cash dividend has been $0.21 per share since February 1, 2000. The Company currently expects that comparable cash dividends will continue to be paid to holders of the Company’s common stock in the future. However, the payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES
      The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2007.

Maximum Number /
			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased(1)	per Share	Programs	Plans or Programs

10/1/07-10/31/07	—	—	—	—
11/1/07-11/30/07	—	—	—	—
12/1/07-12/31/07	9,438	$26.08	—	—

Total	9,438	$26.08	—	—

(1)
None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

ITEM 6. SELECTED FINANCIAL DATA
The following is a summary of certain consolidated financial information relating to the Company as of and for the year ended December 31, (in millions, except per share data). The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto.

	2007(1)	2006(1)	2005(1)	2004	2003

STATEMENTS OF INCOME DATA
Net sales	$6,407.3	$6,201.0	$5,717.2	$5,707.1	$5,879.8
Cost of products sold	4,150.1	4,131.0	3,959.1	4,050.6	4,174.4

Gross margin	2,257.2	2,070.0	1,758.1	1,656.5	1,705.4
Selling, general and administrative expenses	1,430.9	1,347.0	1,117.7	1,050.1	1,005.5
Impairment charges	—	—	0.4	264.0	29.5
Restructuring costs (2)	86.0	66.4	72.6	28.2	158.4

Operating income	740.3	656.6	567.4	314.2	512.0
Nonoperating expenses:
Interest expense, net	104.1	132.0	127.1	119.3	134.3
Other expense (income), net	7.3	9.7	(23.1)	(3.0)	17.4

Net nonoperating expenses	111.4	141.7	104.0	116.3	151.7

Income from continuing operations before income taxes	628.9	514.9	463.4	197.9	360.3

Income taxes	149.7	44.2	57.1	92.9	110.1

Income from continuing operations	479.2	470.7	406.3	105.0	250.2
Loss from discontinued operations, net of tax	(12.1)	(85.7)	(155.0)	(221.1)	(296.8)
Net income (loss)	$467.1	$385.0	$251.3	($116.1)	($46.6)

Weighted average shares outstanding:
Basic	276.0	274.6	274.4	274.4	274.1
Diluted	286.1	275.5	274.9	274.7	274.3
Per common share:
Basic:
Income from continuing operations	$1.74	$1.71	$1.48	$0.38	$0.91
Loss from discontinued operations	(0.04)	(0.31)	(0.56)	(0.81)	(1.08)
Net income (loss)	$1.69	$1.40	$0.92	($0.42)	($0.17)
Diluted:

	2007(1)	2006(1)	2005(1)	2004	2003

Income from continuing operations	$1.72	$1.71	$1.48	$0.38	$0.91
Loss from discontinued operations	(0.04)	(0.31)	(0.56)	(0.80)	(1.08)
Net income (loss)	$1.68	$1.40	$0.91	($0.42)	($0.17)
Dividends	$0.84	$0.84	$0.84	$0.84	$0.84

BALANCE SHEET DATA
Inventories, net	$940.4	$850.6	$793.8	$813.2	$717.0
Working capital (3)	87.9	580.3	675.3	1,141.1	978.2
Total assets	6,682.9	6,310.5	6,446.1	6,669.5	7,483.7
Short-term debt, including current portion of long-term debt	987.5	277.5	166.8	206.9	35.4
Long-term debt, net of current portion	1,197.4	1,972.3	2,429.7	2,424.3	2,868.6
Stockholders’ equity	$2,247.3	$1,890.2	$1,643.2	$1,764.2	$2,016.3

(1)	Supplemental data regarding 2007, 2006 and 2005 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	The restructuring costs include facility and other exit costs, employee severance and termination benefits, asset impairments and other costs.

(3)	Working capital is defined as Current Assets less Current Liabilities.
ACQUISITIONS OF BUSINESSES
2007, 2006 and 2005
Information regarding significant businesses acquired in the last three years is included in Footnote 2 of the Notes to Consolidated Financial Statements.
2004
No significant acquisitions occurred during 2004.
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
QUARTERLY SUMMARIES
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2007
Net sales	$1,384.4	$1,693.1	$1,687.3	$1,642.5	$6,407.3
Gross margin	474.7	605.6	601.0	575.9	2,257.2
Income from continuing operations	65.1	143.2	169.9	101.0	479.2
(Loss) income from discontinued operations	(15.8)	(1.0)	0.3	4.4	(12.1)

Net income	$ 49.3	$ 142.2	$ 170.2	$ 105.4	$ 467.1

Earnings (loss) per share:
Basic:
Income from continuing operations	$ 0.24	$ 0.52	$ 0.62	$ 0.37	$ 1.74
(Loss) income from discontinued operations	(0.06)	—	—	0.02	(0.04)

Calendar Year	1st	2nd	3rd	4th	Year

Net income	$ 0.18	$ 0.52	$ 0.62	$ 0.38	$ 1.69
Diluted:
Income from continuing operations	$ 0.23	$ 0.51	$ 0.61	$ 0.36	$ 1.72
(Loss) income from discontinued operations	(0.05)	—	—	0.02	(0.04)
Net income	$ 0.18	$ 0.51	$ 0.61	$ 0.38	$ 1.68
2006
Net sales	$1,342.6	$1,634.1	$1,586.1	$1,638.2	$6,201.0
Gross margin	432.1	563.0	535.2	539.7	2,070.0
Income from continuing operations	130.2	135.5	112.7	92.3	470.7
(Loss) income from discontinued operations	(75.4)	(16.0)	(4.2)	9.9	(85.7)

Net income	$ 54.8	$ 119.5	$ 108.5	$ 102.2	$ 385.0

Earnings (loss) per share:
Basic:
Income from continuing operations	$ 0.47	$ 0.49	$ 0.41	$ 0.34	$ 1.71
(Loss) income from discontinued operations	(0.27)	(0.06)	(0.02)	0.04	(0.31)
Net income	$ 0.20	$ 0.44	$ 0.39	$ 0.37	$ 1.40
Diluted:
Income from continuing operations	$ 0.47	$ 0.49	$ 0.41	$ 0.33	$ 1.71
(Loss) income from discontinued operations	(0.27)	(0.06)	(0.02)	0.04	(0.31)
Net income	$ 0.21	$ 0.43	$ 0.39	$ 0.37	$ 1.40
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.
Executive Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments as follows:

Segment	Description of Products

Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions, on-line postage
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, soldering tools and accessories
Home & Family	Premium cookware and related kitchenware, beauty and style accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards, and other products within businesses that are individually immaterial and do not meet aggregation criteria
The Company’s vision is to become a global company of Brands That MatterTM and great people, known for best-in-class results. The Company remains committed to investing in strategic brands and new product development, strengthening its portfolio of businesses, reducing its supply chain costs and streamlining non-strategic selling, general and administrative expenses (SG&A).
The key tenets of the Company’s strategy include building large, consumer-meaningful brands (“Brands That MatterTM”), leveraging one Newell Rubbermaid, achieving a best total cost position and commercializing innovation across the enterprise. The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors. The Company’s strategic initiatives are designed to help enable these business units generate differentiated products, operate within a best-in-class cost structure and employ superior branding in order to realize premium margins on their products. The business units use the premium margins to fund incremental demand creation initiatives, driving incremental sales and profits for the Company.
The following section details the Company’s performance in each of its transformational initiatives:
Create Consumer-Meaningful Brands
The Company is continuing to move from its historical focus on push marketing and excellence in manufacturing and distributing products, to a new focus on consumer pull marketing and creating competitive advantage through better understanding its consumers, innovating to deliver great performance, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. This effort is creating and expanding core competencies and processes centered on consumer understanding, innovation and demand creation, to drive sustainable top line growth. The Company’s progress in implementing this brand building and marketing initiative is exhibited by the following:
•
The Company’s Tools & Hardware segment achieved low single digit sales growth in 2007, due largely to continued strength in its international Irwin and Lenox businesses. One of the primary drivers of the growth in the Lenox business is its marketing efforts and the expansion of its team of trained professionals who work with end users to educate them on the benefits, use, installation, and servicing of its band saws.

•
In the Company’s Beauty and Style business, Goody has introduced a major marketing campaign to support the introduction of its innovative Styling Therapy line of brushes that are infused with special substances that help control dandruff, add shine, and protect hair color. Sales of Styling Therapy products have doubled since the launch of the consumer driven advertising and promotion campaign.

•
In the Company’s Office Products segment, the Dymo labeling technology business’ sales have increased in 2007 due largely to aggressive television marketing campaigns in Europe. Additionally, the Office Products segment is launching the Sharpie Ultra Fine Retractable Marker in early 2008. This distinct product, developed based on consumer understanding and demand, allows for precise permanent marking and writing with an easy one-handed operation.

Leverage One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values, with a focus on collaboration and teamwork. The Company continuously explores ways to leverage common functional capabilities, such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance, to improve efficiency and reduce costs. This broad reaching initiative already includes projects such as the corporate consolidation of the distribution and transportation function and consolidating Company-wide purchasing efforts. Additionally, during 2007, the Company streamlined its organizational structure in its move to a consistent GBU structure throughout the Company. As part of the transition to the new GBU structure, the Company recently created and expanded leadership positions to identify and drive synergies across business units.
The Company also accelerated the process of creating shared services for the European businesses and is expanding the scope of shared services in the U.S and Latin America. The transition of services to the Shared Service Center in Europe is approximately 90% complete.
On October 1, 2007, the Company’s Office Products segment successfully went live with the SAP implementation for its North American operations. This SAP go-live marks the completion of the first major milestone in a multi-year rollout aimed at migrating multiple legacy systems and users to a common SAP global information platform. This will enable the Company to integrate and manage its worldwide business and reporting processes more efficiently.

Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives.
Through Project Acceleration and other initiatives, the Company has made significant progress in reducing its supply chain costs and delivering productivity savings. Project Acceleration includes the closure of approximately one-third of the Company’s 64 manufacturing facilities, optimizing the Company’s geographic manufacturing footprint. Since the inception of Project Acceleration, the Company has announced the closure of 16 manufacturing facilities and expects that approximately eight additional facilities will be closed under this program. Project Acceleration is projected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million to $340 million after tax). Approximately 67% of the costs are expected to be cash. Annualized savings are now projected to exceed $150 million upon conclusion of the project in 2009. Additionally, the Company has broadened its supply chain efforts to include the realization of efficiencies in purchasing and distribution and transportation in its move toward logistical excellence. For example, the Company has consolidated the warehousing and logistics for all product groups in the United Kingdom at a single site near Birmingham, England and has also opened a new, 400,000 square foot consolidated Newell Rubbermaid distribution center in Victorville, California.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company defines innovation as the successful commercialization of invention. It is a rigorous, consumer centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, innovating how and where to create awareness and trial use, and measuring the effectiveness of advertising and promotion spending, completes the process. The Company has pockets of excellence using this expanded definition of innovation, and continues to build on this competency in its effort to create consumer meaningful brands. Since the beginning of 2007, the Company has launched a number of innovative new products including the Sharpie® Chisel Tip, Levolor® Roman Shades, Lenox® Diamond™ saw blades, Graco® iMonitor™, and the Rubbermaid® Premier line of premium food storage containers. Additionally, the Company’s Baby and Parenting Essentials business launched the Graco Sweetpeace-Newborn Soothing Center in early 2008, which was developed based on comprehensive research, with moms and pediatric professionals, to understand what works best to calm babies.
Consolidated Results of Operations
The following table sets forth for the periods indicated items from the Consolidated Statements of Income as reported and as a percentage of net sales for the year ended December 31, (in millions, except percentages):

	2007		2006		2005

Net sales	$6,407.3	100.0%	$6,201.0	100.0%	$5,717.2	100.0%
Cost of products sold	4,150.1	64.8	4,131.0	66.6	3,959.1	69.2

Gross margin	2,257.2	35.2	2,070.0	33.4	1,758.1	30.8
Selling, general and administrative expenses (SG&A)	1,430.9	22.3	1,347.0	21.7	1,117.7	19.5
Impairment charges	—	—	—	—	0.4	—
Restructuring costs	86.0	1.3	66.4	1.1	72.6	1.3

Operating income	740.3	11.6	656.6	10.6	567.4	9.9
Nonoperating expenses:
Interest expense, net	104.1	1.6	132.0	2.1	127.1	2.2
Other expense (income), net	7.3	0.1	9.7	0.2	(23.1)	(0.4)

Net nonoperating expenses	111.4	1.7	141.7	2.3	104.0	1.8

Income from continuing operations before income taxes	628.9	9.8	514.9	8.3	463.4	8.1
Income taxes	149.7	2.3	44.2	0.7	57.1	1.0

	2007		2006		2005

Income from continuing operations	479.2	7.5	470.7	7.6	406.3	7.1
Loss from discontinued operations, net of tax	(12.1)	(0.2)	(85.7)	(1.4)	(155.0)	(2.7)

Net income	$467.1	7.3%	$385.0	6.2%	$251.3	4.4%

Results of Operations — 2007 vs. 2006
Net sales for 2007 were $6,407.3 million, representing an increase of $206.3 million, or 3.3%, from $6,201.0 million for 2006. Positive currency translation contributed approximately 2.0% of the 3.3% improvement. Excluding the effects of currency translation, sales increased 1.3%. The increase was primarily related to Home & Family sales growth of 6.0% and Cleaning, Organization & Décor sales growth of 4.1%, partially offset by a decrease in Office Products sales.
Gross margin, as a percentage of net sales, for 2007 was 35.2%, or $2,257.2 million, versus 33.4%, or $2,070.0 million, for 2006. Ongoing productivity initiatives, favorable mix, and savings from Project Acceleration, which contributed approximately $45 million to gross margin, drove the 185 basis point improvement year over year, with pricing offsetting raw material inflation.
SG&A expenses for 2007 were 22.3% of net sales, or $1,430.9 million, versus 21.7% of net sales, or $1,347.0 million, for 2006. Approximately 38% of the increase is attributable to foreign currency, with the remainder due to investments in brand building, product development and other corporate initiatives, including SAP and Shared Services. These investments were partially offset by $15 million in savings from Project Acceleration and other structural overhead reductions.
The Company recorded restructuring costs of $86.0 million and $66.4 million for 2007 and 2006, respectively. The Company expects cumulative pre-tax restructuring costs of $375 to $400 million, approximately 67% of which are expected to be cash costs, over the life of the initiative, which began in 2005 and is expected to conclude in 2009. Annualized savings are projected to exceed $150 million upon completion of the project, with an approximate $60 million of savings realized in 2007, of which an estimated $45 million in savings is included in the improvement in gross margin. The Company projects an additional benefit from Project Acceleration of $60 million in 2008 and $30 million in 2009. The 2007 restructuring costs included $27.7 million of facility and other exit costs, $36.4 million of employee severance and termination benefits and $21.9 million of exited contractual commitments and other restructuring costs. Since the inception of Project Acceleration, the Company has announced the closure of 16 manufacturing facilities and expects that approximately eight additional facilities will be closed under this program. The 2006 restructuring costs included $14.9 million of facility and other exit costs, $44.7 million of employee severance and termination benefits and $6.8 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2007 was $740.3 million, or 11.6% of net sales, versus $656.6 million, or 10.6% of net sales, in 2006. This increase was driven by sales and gross margin expansion, partially offset by the increased investment in brand building and product development initiatives, expansion of shared services and implementation of SAP.
Net nonoperating expenses for 2007 were 1.7% of net sales, or $111.4 million, versus 2.3% of net sales, or $141.7 million, for 2006. The decrease in net nonoperating expenses was mainly attributable to a decrease in interest expense, reflecting a reduction in average debt outstanding year over year and slightly lower average borrowing rates. See Footnote 17 of the Notes to Consolidated Financial Statements for further information.
The effective tax rate was 23.8% for 2007 versus 8.6% for 2006. The change in the effective tax rate is primarily related to the $41.3 million of income tax benefits recorded in 2007 compared to $102.8 million income tax benefits recorded in 2006. The income tax benefits in 2007 and 2006 resulted from the favorable resolution of certain tax positions, the expiration of the statute of limitations on certain deductions, and the reorganization of certain legal entities in Europe. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.
The loss from discontinued operations for 2007 was $12.1 million, compared to $85.7 million for 2006. The loss on the disposal of discontinued operations for 2007 was $11.9 million, net of tax, compared to a gain of $0.7 million, net of tax, for 2006. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business. The 2006 gain related primarily to the disposal of the Little Tikes business, partially offset by the loss recognized on the disposal of portions of the Home Décor Europe business. The loss from operations of discontinued operations for 2007 was $0.2 million, net of tax, compared to $86.4 million, net of tax, for 2006. The 2007 loss related only to the results of the remaining operations of the Home Décor Europe business, while the 2006 loss included a $50.9 million impairment charge to write off goodwill of the Home Décor Europe business. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.
Results of Operations — 2006 vs. 2005
Net sales for 2006 were $6,201.0 million, representing an increase of $483.8 million, or 8.5%, from $5,717.2 million for 2005. Excluding sales related to the Dymo acquisition, sales were up approximately $268 million, or 4.7%, driven by core sales growth of approximately 2.6%. The impact of positive currency translation and favorable pricing contributed approximately two points of additional improvement.
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
The Company recorded restructuring costs of $66.4 million and $72.6 million for 2006 and 2005, respectively. The 2006 restructuring costs included $14.9 million of facility and other exit costs, $44.7 million of employee severance and termination benefits and $6.8 million of exited contractual commitments and other restructuring costs. The 2005 restructuring costs included $51.3 million in non-cash facility restructuring costs relating to Project Acceleration and $21.3 million relating to restructuring actions approved prior to the commencement of Project Acceleration. The $21.3 million of pre-Project Acceleration costs included $7.9 million of facility and other exit costs, $11.1 million of employee severance and termination benefits and $2.3 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2006 was $656.6 million, or 10.6% of net sales, versus $567.4 million, or 9.9% of net sales, in 2005. The improvement in operating margins is the result of increased sales and gross margin expansion partially offset by increased investment in strategic brand building.
Net nonoperating expenses for 2006 were 2.3% of net sales, or $141.7 million, versus 1.8% of net sales, or $104.0 million, for 2005. The increase in net nonoperating expenses is mainly attributable to gains recognized in 2005 on the sale of property, plant and equipment and the liquidation of a foreign subsidiary that did not repeat in 2006, along with an increase in net interest expense, $132.0 million for 2006 compared to $127.1 million for 2005. The increase in net interest expense was primarily due to higher borrowing rates and higher average debt balances. See Footnote 17 of the Notes to Consolidated Financial Statements for further information.
The effective tax rate was 8.6% for 2006 versus 12.3% for 2005. The change in the effective tax rate is primarily related to $102.8 million income tax benefits recorded in 2006 compared to income tax benefits of $73.9 million recorded in 2005, as a result of favorable resolution of certain tax positions and the expiration of the statute of limitations on other deductions. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.
The loss from discontinued operations for 2006 was $85.7 million, compared to $155.0 million for 2005. The (gain) loss on the disposal of discontinued operations for 2006 was ($0.7) million, net of tax, compared to $96.8 million, net of tax, for 2005. The 2006 gain was primarily related to the disposal of the Little Tikes business, which was partially offset by the loss recognized on disposal of portions of the Home Décor Europe business. The 2005 loss related primarily to the disposal of the Curver and the European Cookware businesses. The loss from operations of discontinued operations for 2006 was $86.4 million, net of tax, compared to $58.2 million, net of tax, for 2005. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.

Business Segment Operating Results
2007 vs. 2006 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$2,096.4	$1,995.7	5.0%
Office Products	2,042.3	2,031.6	0.5
Tools & Hardware	1,288.7	1,262.2	2.1
Home & Family	979.9	911.5	7.5

Total Net Sales	$6,407.3	$6,201.0	3.3%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2007	2006	% Change

Cleaning, Organization & Décor	$273.3	$209.1	30.7%
Office Products	317.9	287.0	10.8
Tools & Hardware	181.5	185.0	(1.9)
Home & Family	135.6	117.9	15.0
Corporate	(82.0)	(76.0)	(7.9)
Restructuring costs	(86.0)	(66.4)

Total Operating Income	$740.3	$656.6	12.7%

Cleaning, Organization & Décor
Net sales for 2007 were $2,096.4 million, an increase of $100.7 million, or 5.0%, from $1,995.7 million in 2006, driven by double digit sales growth in Rubbermaid Commercial Products, resulting from new product launches during the year, mid single digit growth in Rubbermaid Home Products due to growth in sales of home organization and insulated products, and low single digit growth in the Rubbermaid Food and Levolor branded businesses.
Operating income for 2007 was $273.3 million, or 13.0% of sales, an increase of $64.2 million, or 30.7%, from $209.1 million in 2006. The improvement in operating income was the result of sales growth driven by strategic SG&A investments and gross margin expansion, resulting from productivity gains and favorable mix.
Office Products
Net sales for 2007 were $2,042.3 million, an increase of $10.7 million, or 0.5% from $2,031.6 million in 2006. Growth in the Office Technology business, driven by increased sales in the Dymo business and the acquisition of Endicia, along with favorable foreign currency, was offset by overall softness in the U.S. resulting from weaker foot traffic in the North American office retailers and inventory corrections taken within that same channel.
Operating income for 2007 was $317.9 million, or 15.6% of sales, an increase of $30.9 million, or 10.8%, from $287.0 million in 2006. This increase primarily resulted from gross margin expansion, resulting from favorable mix and pricing initiatives, partially offset by increased investment in brand building activities.
Tools & Hardware
Net sales for 2007 were $1,288.7 million, an increase of $26.5 million, or 2.1%, from $1,262.2 million in 2006. The successful commercialization of certain products, particularly bandsaws, and favorable foreign currency drove sales growth in Europe and Latin America, which more than offset continued softness in the domestic tool and hardware businesses affected primarily by the U.S. residential construction market. The Company continues to experience solid growth in the Irwin and Lenox branded products which combined yielded mid single digit growth for the year.
Operating income for 2007 was $181.5 million, or 14.1% of sales, a decrease of $3.5 million, or 1.9%, from $185.0 million in 2006. Top line growth and productivity initiatives were more than offset by investments in strategic brand building.

Home & Family
Net sales for 2007 were $979.9 million, an increase of $68.4 million, or 7.5%, from $911.5 million in 2006. Broad based success in all three business units was fueled by new product launches and better sell-through resulting from demand creation activities.
Operating income for 2007 was $135.6 million, or 13.8% of sales, an increase of $17.7 million, or 15.0%, from $117.9 million in 2006. The increase was primarily driven by top line sales growth supported by increased SG&A investments.
2006 vs. 2005 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2006	2005	% Change

Cleaning, Organization & Décor	$1,995.7	$1,921.0	3.9%
Office Products	2,031.6	1,713.3	18.6
Tools & Hardware	1,262.2	1,260.3	0.2
Home & Family	911.5	822.6	10.8

Total Net Sales	$6,201.0	$5,717.2	8.5%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2006	2005	% Change

Cleaning, Organization & Décor	$209.1	$145.8	43.4%
Office Products	287.0	266.0	7.9
Tools & Hardware	185.0	171.1	8.1
Home & Family	117.9	103.5	13.9
Corporate	(76.0)	(46.0)	(65.2)
Impairment charge	—	(0.4)
Restructuring costs	(66.4)	(72.6)

Total Operating Income	$656.6	$567.4	15.7%

Cleaning, Organization & Décor
Net sales for 2006 were $1,995.7 million, an increase of $74.7 million, or 3.9%, from $1,921.0 million in 2005, driven by mid single-digit growth in Rubbermaid Commercial Products and Rubbermaid Home Products. New product innovation, a strong back to campus season, a successful year in insulated products and strong sales in the size in store and custom blind products drove the sales improvement over 2005. Partially offsetting this increase were low margin product line exits, specifically related to basic drapery hardware.
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

Tools & Hardware
Net sales for 2006 were $1,262.2 million, an increase of $1.9 million, or 0.2%, from $1,260.3 million in 2005, as mid single-digit growth in the Irwin and Lenox branded tools businesses was offset by the decline in the consumer electronic tools business. Sales of other product lines increased approximately 3% in the segment, despite the challenging housing and retail environment.
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
Operating income for 2006 was $117.9 million, an increase of $14.4 million, or 13.9%, from $103.5 million in 2005, driven by an increase in sales and productivity, partially offset by increased SG&A investment.
Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows for the year ended December 31, (in millions):

	2007	2006	2005

Cash provided by operating activities	$655.3	$643.4	$641.6
Cash used in investing activities	(265.6)	(11.9)	(766.7)
Cash used in financing activities	(266.8)	(550.1)	(257.2)
Exchange rate effect on cash and cash equivalents	5.3	4.1	(7.8)

Increase (decrease) in cash and cash equivalents	$128.2	$85.5	($390.1)

Sources
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the year ended December 31, 2007 was $655.3 million compared to $643.4 million for the comparable period of 2006. The increase in cash provided by operating activities is primarily a result of increased net income, offset by increased investments in working capital, including cash restructuring costs.
In 2007, the Company received proceeds from the issuance of debt of $420.8 million compared to $177.0 million in 2006. Proceeds in 2007 reflect the issuance of commercial paper to fund the acquisition of PSI Systems, Inc. (“Endicia”), a provider of Endicia Internet postage, and to pay off a $250.0 million, 6.0% fixed rate medium-term note that matured.
On November 14, 2005, the Company entered into a $750.0 million five-year syndicated revolving credit facility (the “Revolver”). On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. The Company elected to extend the Revolver for additional one-year periods in both October 2006 and October 2007, and, as a result, the Revolver will now expire in November 2012. All but one lender approved the 2006 and 2007 extensions. Accordingly, the Company has a $750.0 million facility through November 2010, and a $725.0 million facility from November 2010 to November 2012. At December 31, 2007 and 2006, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter through 2012. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At December 31, 2007, there was $197.0 million of commercial paper outstanding, classified as current long-term debt, and no standby letters of credit issued under the Revolver. At December 31, 2006, there was no commercial paper outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms and requires, among other things, that the Company maintain certain Interest Coverage and Total Indebtedness to Total Capital Ratio, as defined in the agreement. The Revolver also limits Subsidiary Indebtedness, as defined in the agreement. As of December 31, 2007 and 2006, the Company was in compliance with the terms of the agreement governing the Revolver.
Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s U.S. trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. On September 18, 2006, in accordance with the terms of the receivables facility, the financing entity caused the preferred debt securities to be exchanged for cash of $2.2 million, a two year floating rate note in an aggregate principal amount of $448.0 million and a cash premium of $5.2 million. Because this debt matures in September 2008, the entire amount is considered to be short-term at December 31, 2007. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing entity with a par value equal to the outstanding principal amount of the note. The note must be repaid and any preferred debt securities into which the note is converted must be retired or redeemed before the Company can have access to the financing entity’s receivables. As of December 31, 2007 and December 31, 2006, the aggregate amount of outstanding receivables sold under this facility was $643.3 million and $696.7 million, respectively. The receivables and the preferred debt securities or note, as applicable, are recorded in the consolidated financial statements of the Company.
The Company believes that available cash, cash flows generated from future operations, access to debt markets and availability under its revolving credit facility, including issuing commercial paper, will be adequate to fund the Company’s short-term and long-term financing needs.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
In 2007, the Company made payments on notes payable, commercial paper and long-term debt of $478.3 million compared to $511.0 million in 2006. In 2007, the Company issued commercial paper to fund the acquisition of Endicia and to retire a $250.0 million, 6.0% fixed rate medium-term note that matured. In 2006, the Company used available cash to pay off commercial paper and retire a $150.0 million, 6.6% fixed rate medium-term note that matured. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information on these transactions.
Aggregate dividends paid were $234.7 million and $232.8 million in 2007 and 2006, respectively. In 2008, the Company expects to make similar dividend payments.
Capital expenditures were $157.3 million and $138.3 million in 2007 and 2006, respectively. The increase in capital expenditures was driven by spending related to the Company’s SAP initiative. Capital expenditures, including SAP, for 2008 are expected to be in the range of $160 million to $180 million.
Cash used for acquisitions was $106.0 million in 2007, compared to $60.6 million in 2006. In 2007, the Company acquired Endicia for $51.2 million. In 2006, the Company did not invest in significant acquisitions. See Footnote 2 of the Notes to Consolidated Financial Statements for additional information.
Cash used for restructuring activities was $53.1 million and $26.1 million in 2007 and 2006, respectively. These payments relate primarily to employee termination benefits. In 2008, the Company expects to use approximately $100 million of cash on restructuring activities related to Project Acceleration. See Footnote 4 of the Notes to Consolidated Financial Statements for additional information.

In 2007, the Company used net cash of $2.3 million for the disposals of businesses and assets. The amount included payments for transaction fees relating to the divestiture of the Home Décor Europe and Little Tikes businesses, partially offset by proceeds received from the sale of facilities. The Company generated cash proceeds from the disposal of noncurrent assets and sale of businesses of $187.0 million in 2006 relating primarily to the sale of the European Cookware and Little Tikes businesses, as well as the largest portion of its Home Décor Europe business.
Liquidity Metrics
Working capital at December 31, 2007 was $87.9 million compared to $580.3 million at December 31, 2006. The current ratio at December 31, 2007 was 1.03:1 compared to 1.31:1 at December 31, 2006. The decrease in working capital is due to an increase of approximately $700 million in current portion of long-term debt. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was .45:1 at December 31, 2007 and ..52:1 at December 31, 2006.
The Company believes that cash provided from operations and available borrowing facilities will continue to provide adequate support for the cash needs of existing businesses on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Resolution of Income Tax Contingencies
In 2007 and 2006, the Company recorded $41.3 million and $102.8 million, respectively, in income tax benefits as a result of favorable resolution of certain tax matters with the IRS, the expiration of the statute of limitations on certain tax matters and the reorganization of certain legal entities in Europe. These benefits are reflected in the Company’s 2007 and 2006 Consolidated Statements of Income.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2007 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations listed below are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2007. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period
		Less
		than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Debt (1)	$2,169.6	$972.2	$505.1	$253.2	$439.1
Interest on debt (2)	635.1	112.2	106.8	71.7	344.4
Operating lease obligations (3)	363.1	81.7	111.1	70.8	99.5
Purchase obligations (4)	306.3	275.8	30.5	—	—

Total contractual obligations (5)	$3,474.1	$1,441.9	$753.5	$395.7	$883.0

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2007. For further information relating to these obligations, see Footnotes 9 and 10 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest expense on borrowings outstanding as of December 31, 2007 based on the earliest date that the obligation may become due. Interest on floating debt was estimated using the index rate in effect as of December 31, 2007. For further information, see Footnotes 9 and 10 of the Notes to Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2007. For further information relating to this obligation, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2007 for finished goods, raw materials, components and services and joint venture interests pursuant to legally enforceable and binding obligations, which include all significant terms. The Company is obligated to purchase the minority interest of a majority owned subsidiary in 2009. The estimated purchase price of that commitment is included in the purchase obligations amount shown in the table above.

(5)	Total does not include contractual obligations reported on the December 31, 2007 balance sheet as current liabilities, except for current portion of long-term debt.
The Company also has liabilities for uncertain tax liabilities and unrecognized tax benefits. As a large taxpayer, the Company is under continual audit by the Internal Revenue Service and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for uncertain tax liabilities and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will increase or decrease over time; therefore, the $164.4 million in unrecognized tax benefits at December 31, 2007 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.
Additionally, the Company has obligations with respect to its pension and postretirement medical benefit plans. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information.
As of December 31, 2007, the Company had $87.6 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 19 of the Notes to Consolidated Financial Statements for further information.
As of December 31, 2007, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
Critical Accounting Policies
The Company’s accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. As disclosed in that footnote, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company’s critical accounting policies.
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
Recovery of Accounts Receivable
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case by case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted. As of December 31, 2007, the Company had allowances for doubtful accounts of $26.1 million on $1,192.5 million of accounts receivable.

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
Goodwill and Other Indefinite-Lived Intangible Assets
The Company conducts its annual test for impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process.
The Company evaluates goodwill for impairment annually at the operating segment level (herein referred to as the reporting unit). The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of its reporting units for its goodwill based on discounted cash flow models, earnings multiples or an actual sales offer received from a prospective buyer, if available. The use of a discounted cash flow model involves several assumptions, and changes in our assumptions could materially impact our fair value estimates. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth, projected long-term growth rates in the determination of terminal values, and product costs. A one percentage point increase in the discount rate used to determine the fair values of our reporting units, which were not deemed to be impaired based on the testing of goodwill in the third quarter as described above, would not cause the carrying value of any reporting unit to exceed its fair value.
The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include: the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
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
Capitalized Software Costs
The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are only capitalized if such modifications result in additional functionality of the software. Capitalized software costs were $131.4 million and $86.3 million at December 31, 2007 and 2006, respectively. Capitalized interest costs included in capitalized software were not material as of December 31, 2007 or 2006.
The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software. Capitalized software costs are evaluated annually for indicators of impairment including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values at the date of evaluation.
Other Long-Lived Assets
The Company continuously evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the Company’s strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $34.4 million as of December 31, 2007. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance Comprehensive Environmental Response, Compensation and Liability (“CERCLA”) matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2007 ranged between $14.5 million and $33.9 million. As of December 31, 2007, the Company had a reserve of $18.8 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets.
Income Taxes
In accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, the Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries as substantially all such earnings are permanently reinvested.
The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes and interest. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more-likely-than-not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings; however it did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s Consolidated Balance Sheet. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.
Pensions and Other Postretirement Benefits
Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates and rate of compensation increase, discussed below:
•
Discount rates: The Company generally estimates the discount rate for its pension and other postretirement benefit obligations using an iterative process based on a hypothetical investment in a portfolio of high-quality bonds that approximate the estimated cash flows of the pension and other postretirement benefit obligations. The Company believes this approach permits a matching of future cash outflows related to benefit payments with future cash inflows associated with bond coupons and maturities.

•	Health care cost trend rate: The Company’s health-care cost trend rate is based on historical retiree cost data, near term health care outlook, and industry benchmarks and surveys.

•
Expected return on plan assets: The Company’s expected return on plan assets is derived from reviews of asset allocation strategies and anticipated future long-term performance of individual asset classes. The Company’s analysis gives appropriate consideration to recent plan performance and historical returns; however, the assumptions are primarily based on long-term, prospective rates of return.

•	Mortality rates: Mortality rates are based on actual and projected plan experience.

•	Rate of compensation increase: The rate of compensation increase reflects the Company’s long-term actual experience and its outlook, including consideration of expected rates of inflation.
In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2007 (in millions):

	U.S.	International

Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$1.9
Accrued current benefit cost	(6.7)	(4.2)
Accrued noncurrent benefit cost	(98.2)	(113.2)

Net liability recognized in the Consolidated Balance Sheet	($104.9)	($115.5)

U.S.
Other postretirement benefit obligations:
Accrued current benefit cost	($17.6)
Accrued noncurrent benefit cost	(142.9)

Liability recognized in the Consolidated Balance Sheet	($160.5)

The following table summarizes the net pre-tax cost (benefit) associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Income for the year ended December 31, (in millions):

	2007	2006	2005

Net pension cost (benefit)	$14.4	$15.7	($7.8)
Net postretirement benefit costs	10.1	10.1	16.3

Total	$24.5	$25.8	$8.5

New Accounting Pronouncements
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. The Company expects to prospectively adopt SFAS 141(R) on January 1, 2009.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS 160 is effective for the Company on January 1, 2009. The Company is still in the process of evaluating the impact SFAS 160 will have on the Company’s consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from the scope of SFAS 157 and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company prospectively adopted the effective provisions of SFAS 157 on January 1, 2008. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.

International Operations
For the years ended December 31, 2007, 2006 and 2005, the Company’s non-U.S. businesses accounted for approximately 28%, 26% and 24% of net sales, respectively (see Footnote 18 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the year ended December 31, (in millions, except percentages):

				2007 vs.	2006 vs.
				2006%	2005%
	2007	2006	2005	Change	Change

U.S.	$4,624.3	$4,603.4	$4,338.5	0.5%	6.1%
Non-U.S	1,783.0	1,597.6	1,378.7	11.6	15.9

	$6,407.3	$6,201.0	$5,717.2	3.3%	8.5%

Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Item 1A to this Report. Some of these factors are described as criteria for success. The Company’s failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
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
The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company primarily utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Derivatives used to hedge intercompany loans are marked to market with the corresponding gains or losses included in the Company’s Consolidated Statements of Income.
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
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below have no impact on results of operations or financial condition, but are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table indicates the calculated amounts for each of the years ended December 31, 2007 and 2006 (dollars in millions):

	2007	December 31,	2006	December 31,	Confidence
Market Risk (1)	Average	2007	Average	2006	Level

Interest rates	$8.8	$10.2	$8.0	$7.5	95%
Foreign exchange	$4.9	$7.1	$5.0	$3.5	95%

(1)	Commodity price risk is not shown because the amounts are not material.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, have audited the financial statements prepared by the management of Newell Rubbermaid Inc. and the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting. Their reports on the financial statements and on the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting are presented below.
NEWELL RUBBERMAID INC.
Atlanta, Georgia
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 16, in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Also, as discussed in Notes 1 and 13, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Newell Rubbermaid Inc.
We have audited Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Newell Rubbermaid Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of Newell Rubbermaid Inc. and our report dated February 28, 2008 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Baltimore, Maryland
February 28, 2008

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in millions, except per share data)

Year Ended December 31,	2007	2006	2005

Net sales	$6,407.3	$6,201.0	$5,717.2
Cost of products sold	4,150.1	4,131.0	3,959.1

Gross margin	2,257.2	2,070.0	1,758.1
Selling, general and administrative expenses	1,430.9	1,347.0	1,117.7
Impairment charges	—	—	0.4
Restructuring costs	86.0	66.4	72.6

Operating income	740.3	656.6	567.4
Nonoperating expenses:
Interest expense, net of interest income of $27.6, $23.0, and $15.0 in 2007, 2006, and 2005, respectively	104.1	132.0	127.1
Other expense (income), net	7.3	9.7	(23.1)

Net nonoperating expenses	111.4	141.7	104.0
Income from continuing operations before income taxes	628.9	514.9	463.4
Income taxes	149.7	44.2	57.1

Income from continuing operations	479.2	470.7	406.3
Loss from discontinued operations, net of tax	(12.1)	(85.7)	(155.0)

Net income	$467.1	$385.0	$251.3

Weighted average shares outstanding:
Basic	276.0	274.6	274.4
Diluted	286.1	275.5	274.9
Per common share:
Basic:
Income from continuing operations	$1.74	$1.71	$1.48
Loss from discontinued operations	(0.04)	(0.31)	(0.56)

Net income	$1.69	$1.40	$0.92

Diluted:
Income from continuing operations	$1.72	$1.71	$1.48
Loss from discontinued operations	(0.04)	(0.31)	(0.56)

Net income	$1.68	$1.40	$0.91

Dividends per share	$0.84	$0.84	$0.84
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par value)

December 31,	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$329.2	$201.0
Accounts receivable, net of allowances of $39.1 for 2007 and $38.2 for 2006	1,166.4	1,113.6
Inventories, net	940.4	850.6
Deferred income taxes	102.0	110.1
Prepaid expenses and other	113.7	133.5
Current assets of discontinued operations	—	68.1

Total Current Assets	2,651.7	2,476.9

Property, plant and equipment, net	688.6	746.9
Deferred income taxes	29.4	1.3
Goodwill	2,608.7	2,435.7
Other intangible assets, net	501.8	458.8
Other assets	202.7	190.9

Total Assets	$6,682.9	$6,310.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$616.9	$549.9
Accrued compensation	170.7	177.9
Other accrued liabilities	744.7	710.9
Income taxes payable	44.0	144.3
Notes payable	15.3	23.9
Current portion of long-term debt	972.2	253.6
Current liabilities of discontinued operations	—	36.1

Total Current Liabilities	2,563.8	1,896.6

Long-term debt	1,197.4	1,972.3
Other noncurrent liabilities	674.4	551.4
Stockholders’ Equity:
Common stock, authorized shares, 800.0 at $1.00 par value;	292.6	291.0
Outstanding shares, before treasury:
2007 — 292.6
2006 — 291.0
Treasury stock, at cost;	(415.1)	(411.6)
Shares held:
2007 — 15.9
2006 — 15.7
Additional paid-in capital	570.3	505.0
Retained earnings	1,922.7	1,690.4
Accumulated other comprehensive loss	(123.2)	(184.6)

Total Stockholders’ Equity	2,247.3	1,890.2

Total Liabilities and Stockholders’ Equity	$6,682.9	$6,310.5

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2007	2006	2005

Operating Activities
Net income	$467.1	$385.0	$251.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177.0	193.3	191.6
Non-cash restructuring costs	27.7	27.2	56.2
Deferred income taxes	(0.9)	(5.0)	(63.9)
Gain on sale of assets	—	(4.5)	(20.0)
Impairment charges	—	50.9	34.4
Loss (gain) on disposal of discontinued operations	11.9	(0.7)	96.8
Stock-based compensation expense	36.4	44.0	6.1
Income tax benefits	(41.3)	(102.8)	(73.9)
Other	(3.4)	(12.9)	(23.9)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(7.9)	25.1	(51.5)
Inventories	(53.6)	(32.2)	32.3
Accounts payable	54.0	(51.0)	27.3
Accrued liabilities and other	(11.7)	96.9	118.5
Discontinued operations	—	30.1	60.3

Net Cash Provided by Operating Activities	$655.3	$643.4	$641.6

Investing Activities
Acquisitions, net of cash acquired	($106.0)	($60.6)	($740.0)
Capital expenditures	(157.3)	(138.3)	(92.2)
Disposals of noncurrent assets and sales of businesses	(2.3)	187.0	65.5

Net Cash Used in Investing Activities	($265.6)	($11.9)	($766.7)

Financing Activities
Proceeds from issuance of debt	$420.8	$177.0	$337.0
Payments on notes payable and long-term debt	(478.3)	(511.0)	(360.1)
Cash dividends	(234.7)	(232.8)	(231.5)
Proceeds from exercised stock options and other	25.4	16.7	(2.6)

Net Cash Used in Financing Activities	($266.8)	($550.1)	($257.2)

Exchange rate effect on cash and cash equivalents	5.3	4.1	(7.8)

Increase (Decrease) in Cash and Cash Equivalents	128.2	85.5	(390.1)
Cash and Cash Equivalents at Beginning of Year	201.0	115.5	505.6

Cash and Cash Equivalents at End of Year	$329.2	$201.0	$115.5

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$99.0	$19.5	$84.9
Interest	$135.5	$160.9	$136.8
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in millions)

			Add’l		Accumulated	Total
	Common	Treasury	Paid-In	Retained	Other	Stockholders’
	Stock	Stock	Capital	Earnings	ComprehensiveLoss	Equity

Balance at December 31, 2004	$290.1	($411.6)	$437.5	$1,518.6	($70.4)	$1,764.2
Net income	—	—	—	251.3	—	251.3
Foreign currency translation	—	—	—	—	(107.6)	(107.6)
Minimum pension liability adjustment, net of ($29.3) tax	—	—	—	—	(59.8)	(59.8)
Gain on derivative instruments, net of $6.8 tax	—	—	—	—	11.1	11.1

Total comprehensive income						$95.0

Cash dividends on common stock	—	—	—	(231.5)	—	(231.5)
Exercise of stock options	0.1	—	0.4	—	—	0.5
Stock-based compensation and other	—	—	15.1	—	—	15.1

Balance at December 31, 2005	$290.2	($411.6)	$453.0	$1,538.3	($226.7)	$1,643.2

Net income	—	—	—	385.0	—	385.0
Foreign currency translation	—	—	—	—	28.8	28.8
Minimum pension liability adjustment, net of $27.1 tax	—	—	—	—	50.0	50.0
Loss on derivative instruments, net of ($2.6) tax	—	—	—	—	(4.3)	(4.3)

Total comprehensive income						$459.5

Cash dividends on common stock	—	—	—	(232.8)	—	(232.8)
Exercise of stock options	0.8	—	19.1	—	—	19.9
Adjustment to initially apply SFAS 158, net of ($15.4) tax	—	—	—	—	(32.4)	(32.4)
Stock-based compensation and other	—	—	32.9	(0.1)	—	32.8

Balance at December 31, 2006	$291.0	($411.6)	$505.0	$1,690.4	($184.6)	$1,890.2

Net income	—	—	—	467.1	—	467.1
Foreign currency translation	—	—	—	—	28.2	28.2
Unrecognized pension and other postretirement benefits, net of $17.8 tax	—	—	—	—	26.3	26.3
Gain on derivative instruments, net of $23.3 tax	—	—	—	—	6.9	6.9

Total comprehensive income						$528.5

Cash dividends on common stock	—	—	—	(234.7)	—	(234.7)
Exercise of stock options	0.9	—	21.6	—	—	22.5
Stock-based compensation and other	0.7	(3.5)	43.7	(0.1)	—	40.8

Balance at December 31, 2007	$292.6	($415.1)	$570.3	$1,922.7	($123.2)	$2,247.3

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business: Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s strong portfolio of brands includes Sharpie®, Paper Mate®, Dymo®, Expo®, Waterman®, Parker®, Rolodex ®, Irwin®, Lenox®, BernzOmatic®, Rubbermaid®, Levolor®, Graco®, Calphalon ® and Goody®. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Other (Home & Family).
Principles of Consolidation: The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions.
Use of Estimates: The preparation of these financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates.
Reclassifications: Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.
Concentration of Credit Risk: The Company sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.
The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are also reviewed for potential write-off on a case by case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.
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
The credit exposure that results from commodity, interest rate, and foreign exchange risk is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate derivatives and foreign currency derivatives at December 31, 2007 was $1.2 million and $2.1 million, respectively. The credit exposure on the Company’s commodity derivatives at December 31, 2007 was immaterial.
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
Cash and Cash Equivalents: Cash and cash equivalents include cash on-hand and highly-liquid investments that have a maturity of three months or less when purchased.

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
Goodwill and Other Indefinite-Lived Intangible Assets: The Company conducts its annual test for impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process.
The Company evaluates goodwill for impairment annually at the operating segment level (herein referred to as the reporting unit). The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of its reporting units for its goodwill based on discounted cash flow models, earnings multiples or an actual sales offer received from a prospective buyer, if available. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth, projected long-term growth rates in the determination of terminal values, and product costs.
The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.
The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Assumptions critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
See Footnote 7 for additional detail on goodwill and other intangible assets.
Other Long-Lived Assets: The Company tests its other long-lived assets for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.

Shipping and Handling Costs: The Company records shipping and handling costs as a component of costs of products sold.
Product Liability Reserves: The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.
Product Warranties: In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which the products were sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.
Advertising Costs: The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $149.5 million, $153.3 million and $147.4 million for 2007, 2006 and 2005, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $216.5 million, $199.9 million and $135.6 million in 2007, 2006 and 2005, respectively.
Research and Development Costs: Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs aggregated $111.2 million, $102.0 million and $92.5 million in 2007, 2006 and 2005, respectively.
Derivative Financial Instruments: The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments include commodity swaps, interest rate swaps, long-term cross currency interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts, options and long-term cross currency interest rate swaps do not subject the Company to risk due to foreign exchange rate movement because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged.
On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. No ineffectiveness was recorded on designated hedges in 2007, 2006 or 2005.
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
The Company also has designated certain interest rate swaps as fair value hedges, which have been structured to be 100% effective. These hedging instruments include interest rate swaps, long-term cross currency interest rate swaps and forward exchange contracts. See foreign currency management below for discussion of cross currency interest rate swaps and forward exchange contracts Gains or losses resulting from the early termination of interest rate swaps are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap. The cash received or paid relating to the termination of interest rate swaps is included in Other as an operating activity in the Consolidated Statements of Cash Flows.
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
The Company also utilizes long-term cross currency interest rate swaps to hedge long-term intercompany financing transactions. Gains and losses related to qualifying forward exchange contracts, which hedge certain anticipated transactions are recognized in other comprehensive income as an asset or liability until the underlying transaction occurs.
The asset or liability related to these transactions is recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities on the Consolidated Balance Sheet depending on the maturity of the Company’s cross currency interest rate swaps and forward contracts at December 31, 2007 and 2006. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged.
The fair value of foreign currency hedging instruments is recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities on the Consolidated Balance Sheets depending on the maturity of the Company’s cross currency interest rate swaps and forward contracts at December 31, 2007 and 2006. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
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
Long-term Debt: The fair values of the Company’s long-term debt issued under the medium-term note program and the junior convertible subordinated debentures are based on quoted market prices and are as follows as of December 31, (in millions):

	2007	2006

Medium-term note program	$1,085.2	$1,321.7
Junior convertible subordinated debentures	$390.7	$398.1
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
Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes”, the Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries that are considered to be permanently invested.

The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes and interest. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more-likely-than-not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings; however, it did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s Consolidated Balance Sheet. See Footnote 16 for additional information on income taxes.
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
Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2007 and 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values estimated in accordance with the provisions of SFAS 123(R). Compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. The Company estimates future forfeiture rates based on its historical experience. See Footnote 15 for additional information.
The following table is a reconciliation of the Company’s net income and earnings per share to pro forma net income and pro forma earnings per share as if the Company had adopted the provisions of SFAS No. 123 with respect to options granted under the Company’s stock option plans in 2005 (in millions, except per share data):

Net income:
As reported	$251.3
Fair value option expense, net of income taxes of $6.7 million	(11.0)

Pro forma	$240.3

Basic earnings per share:
As reported	$0.92
Pro forma	$0.88

Diluted earnings per share:
As reported	$0.91
Pro forma	$0.87

Accumulated Other Comprehensive Loss: The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign	Unrecognized	After-tax	Accumulated
	Currency	Pension & Other	Derivative	Other
	Translation	Postretirement	Hedging	Comprehensive
	Gain	Costs, net of tax	Gain	Loss

Balance at December 31, 2006	$41.6	($228.7)	$2.5	($184.6)
Current year change	28.2	26.3	6.9	61.4

Balance at December 31, 2007	$69.8	($202.4)	$9.4	($123.2)

Recent Accounting Pronouncements: In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company expects to prospectively adopt SFAS 141(R) on January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS 160 is effective for the Company on January 1, 2009. The Company is still in the process of evaluating the impact SFAS 160 will have on the Company’s consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. In February 2008, the FASB issued Staff Positions 157-1 and 157-2 which remove certain leasing transactions from its scope and partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company prospectively adopted the effective provisions of SFAS 157 on January 1, 2008. The adoption is not expected to have a material impact on the Company’s consolidated financial statements.
FOOTNOTE 2
Acquisition of Endicia
On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. The acquisition of Endicia, a leading provider of online postage, increases the Company’s ability to leverage its other technology brands by developing a full range of innovative and integrated solutions for small and medium-sized businesses. This acquisition was accounted for using the purchase method of accounting and accordingly, based on a preliminary purchase price allocation, the Company recorded goodwill of $46.2 million in the Consolidated Balance Sheet at December 31, 2007. Pro forma results of operations would not be materially different as a result of this acquisition and therefore are not presented.
Endicia is party to a lawsuit filed against it alleging patent infringement. In this case, Stamps.com seeks injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. An unfavorable outcome in this litigation, which management does not believe is probable, could materially adversely affect the Endicia business.
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

The allocation of the purchase price resulted in the recognition of $609.3 million of goodwill, primarily related to the anticipated future earnings and cash flows of the Dymo business including the estimated effects of the integration of this business into the Office Products segment. The transaction resulted in the recognition of $118.9 million in intangible assets consisting primarily of customer lists, patents and trademarks. Approximately $77.4 million were indefinite-lived intangible assets related to trademarks and $41.5 million related to finite-lived intangible assets that will be amortized over periods of 3 to 10 years with a weighted average amortization period of 5.3 years.
The transaction summarized above was accounted for using the purchase method of accounting and the results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. The acquisition costs included in the purchase price were allocated to goodwill.
The unaudited consolidated results of operations on a pro forma basis, as though the November 23, 2005 acquisition of Dymo had been completed on January 1, 2005, are as follows for the year ended December 31, (in millions, except per share amounts):

2005
Net sales	$5,923.2
Income from continuing operations	$417.0
Net income	$262.0

Basic earnings per share:
Income from continuing operations	$1.52
Net income	$0.95

Diluted earnings per share:
Income from continuing operations	$1.52
Net income	$0.95
These pro forma financial results have been prepared for comparative purposes only and include certain adjustments, such as increased interest expense on acquisition debt. They do not reflect the effect of synergies that are expected to result from integration.

FOOTNOTE 3
Discontinued Operations
The following table summarizes the results of businesses reported as discontinued operations for the years ended December 31, (in millions):

	2007	2006	2005

Net sales	$3.6	$508.5	$798.2

Loss from operations of discontinued operations, net of income tax expense of $- million, $8.6 million and $5.7 million for 2007, 2006 and 2005, respectively	($0.2)	($86.4)	($58.2)
(Loss) gain on disposal of discontinued operations, net of income tax benefit (expense) of $3.0 million, ($6.5) million and $- million for 2007, 2006 and 2005, respectively	(11.9)	0.7	(96.8)

Loss from discontinued operations, net of tax	($12.1)	($85.7)	($155.0)

No amounts related to interest expense have been allocated to discontinued operations.
As of December 31, 2006, the assets and liabilities of the discontinued operations consist of the remaining portions of the Home Décor Europe business. The following table presents summarized balance sheet information of the remaining portions of the Home Décor Europe business as of December 31, 2006 (in millions):

Accounts receivable, net	$35.8
Inventories, net	18.8
Prepaid expenses and other	1.0
Property, plant and equipment, net	12.5

Total Assets	$68.1

Accounts payable	$11.6
Accrued compensation	4.1
Other accrued liabilities	15.3
Other noncurrent liabilities	5.1

Total Liabilities	$36.1

Home Décor Europe
The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia ® and other local brands and was previously classified in the Company’s former Home Fashions segment. In 2005, Home Décor Europe had net sales of approximately $377 million.
In the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’ fair value. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded a $50.9 million impairment charge in the first quarter of 2006. This charge, as well as the operations of this business during 2006 and 2005, are included in the loss from operations of discontinued operations in the table above.
In September 2006, the Company entered into an agreement for the intended sale of portions of the Home Décor Europe business to a global manufacturer and marketer of window treatments and furnishings. The Central and Eastern European, Nordic and Portuguese operations of this business were sold on December 1, 2006. The sale of the operations in Poland and the Ukraine closed on February 1, 2007.

In October 2006, the Company received a binding offer for the intended sale of the Southern European region of the Home Décor Europe business to another party, which represented the remaining operations of the Home Décor Europe business. The sale of operations in France and Spain closed on January 1, 2007 and in Italy on January 31, 2007.
In connection with these transactions, the Company recorded a loss of $11.3 million, net of tax, in 2006. In 2007, the Company recorded a loss of $10.0 million, net of tax, to complete the divestiture of Home Décor Europe. The net loss for 2007 and 2006 are reported in the table above as part of the gain (loss) on disposal of discontinued operations.
Little Tikes
In September 2006, the Company entered into an agreement for the intended sale of its Little Tikes business unit to a global family and children’s entertainment company. Little Tikes is a global marketer and manufacturer of children’s toys and furniture for consumers. The transaction closed in the fourth quarter of 2006, resulting in a gain of $16.0 million, net of tax, in 2006. This business was previously included in the Company’s Other (Home & Family) segment. The operations of the business for 2006 and 2005 are included in loss from operations of discontinued operations in the table above. In 2005, Little Tikes had net sales of approximately $250 million.
European Cookware
In October 2005, the Company entered into an agreement for the intended sale of its European Cookware business. The Company completed this divestiture on January 1, 2006. This business included the brands Pyrex ® (used under exclusive license from Corning Incorporated and its subsidiaries in Europe, the Middle East and Africa only) and Vitri ® and was previously included in the Company’s Other (Home & Family) segment. In connection with this transaction, the Company recorded a loss related to the sale of $33.9 million in 2005 and an additional loss of $1.6 million upon completion of the sale in 2006. The losses are reported in the table above as loss on disposal of discontinued operations. In 2005, the European Cookware business had net sales of approximately $115 million.
Curver
In January 2005, the Company entered into an agreement for the intended sale of the Company’s Curver business. In June 2005, the Company completed the sale of its Curver business. The Curver business included the Company’s European indoor organization and home storage division and was previously reported in the former Cleaning & Organization segment. The sales price, which was subject to reduction for working capital adjustments, was $5 million, paid at closing, plus a note receivable for $5 million, payable within 12 years from closing. The Company may also receive contingent payments, up to an aggregate maximum of $25 million, based on the adjusted earnings before interest and taxes of the Curver business for the five years ending December 31, 2009. Due to anticipated shortfalls in working capital, the Company does not expect to collect any of the $5 million note receivable. In addition, the Company has not included the contingent payments in the calculation of the loss on disposal of discontinued operations. In connection with this transaction, the Company recorded a loss related to the sale of $62.0 million, net of tax, in 2005. This loss is included in the gain (loss) on disposal of discontinued operations in the table above.
FOOTNOTE 4
Restructuring Costs
Project Acceleration Restructuring Activities
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan (the “Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead to achieve best cost positions and to allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the anticipated closures of approximately one-third of the Company’s 64 manufacturing facilities, thereby optimizing the Company’s geographic manufacturing footprint. Since the Plan’s inception, the Company has announced the closure of 16 manufacturing facilities and approximately eight additional facilities remain to be closed. In total through December 31, 2007, the Company has recorded $203.7 million of costs related to Project Acceleration, which excludes restructuring costs associated with discontinued operations. The Company recorded restructuring costs of $86.0 million and $66.4 million related to Project Acceleration in 2007 and 2006, respectively. In 2005, the Company recorded restructuring costs of $72.6 million, of which $51.3 million related to Project Acceleration and $21.3 million related to restructuring actions approved prior to the commencement of Project Acceleration (see below for details). The Plan is expected to result in cumulative restructuring costs over the life of the initiative of approximately $375 million to $400 million ($315 million to $340 million after tax), with between $150 million and $160 million ($120 million to $130 million after tax) expected to be incurred in 2008 (unaudited). Approximately 67% of the cumulative costs are expected to be cash costs.
The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for continuing operations for the years ended December 31 (in millions):

	2007	2006	2005

Facility exit costs	$27.7	$14.9	$51.3
Employee severance and termination benefits	36.4	44.7	—
Exited contractual commitments and other	21.9	6.8	—

Restructuring costs	$86.0	$66.4	$51.3

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes, and also include amounts recognized as incurred. A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the years ended December 31, 2007 and 2006, respectively, is as follows (in millions):

	12/31/06		Costs	12/31/07
	Balance	Provision	Incurred	Balance

Facility exit costs	$—	$27.7	($27.7)	$—
Employee severance and termination benefits	28.9	36.4	(42.8)	22.5
Exited contractual commitments and other	2.0	21.9	(7.7)	16.2

	$30.9	$86.0	($78.2)	$38.7

	12/31/05		Costs	12/31/06
	Balance	Provision	Incurred	Balance

Facility exit costs	$—	$14.9	($14.9)	$—
Employee severance and termination benefits	—	44.7	(15.8)	28.9
Exited contractual commitments and other	—	6.8	(4.8)	2.0

	$—	$66.4	($35.5)	$30.9

Costs incurred include cash payments and the impairment of assets associated with vacated facilities.
The following table depicts the changes in accrued restructuring reserves for the Plan for the period ended December 31, 2007 and 2006, respectively, aggregated by reportable business segment (in millions):

	12/31/06		Costs	12/31/07
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$4.4	$4.5	($8.1)	$0.8
Office Products	25.4	45.0	(47.3)	23.1
Tools & Hardware	0.4	29.7	(16.2)	13.9
Other (Home & Family)	0.3	1.7	(2.0)	—
Corporate	0.4	5.1	(4.6)	0.9

	$30.9	$86.0	($78.2)	$38.7

	12/31/05		Costs	12/31/06
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$—	$22.0	($17.6)	$4.4
Office Products	—	38.7	(13.3)	25.4
Tools & Hardware	—	3.6	(3.2)	0.4
Other (Home & Family)	—	1.3	(1.0)	0.3
Corporate	—	0.8	(0.4)	0.4

	$—	$66.4	($35.5)	$30.9

During 2006, the Company received a better indication of the value of assets being disposed of in the Other (Home & Family) segment and also made changes to a disposal group of assets in the former Cleaning & Organization segment. These assets were previously written down to estimated net realizable value during the fourth quarter of 2005 as part of Project Acceleration. As a result, the Company reversed $4.8 million of restructuring costs in 2006 due to a combination of higher proceeds and changes made to a disposal group of assets.
Project Acceleration commenced in December 2005 and resulted in non-cash facility restructuring costs in 2005, aggregated by reportable business segment, as follows (in millions):

Segment	Provision

Cleaning, Organization & Décor	$29.3
Office Products	8.6
Tools & Hardware	6.8
Other (Home & Family)	6.6

$51.3

Pre-Project Acceleration Restructuring Activities
The Company announced a restructuring plan (the “2001 Plan”) in 2001. The specific objectives of the 2001 Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. Under the 2001 Plan, the Company exited 84 facilities, of which 31 pertain to discontinued operations, and reduced headcount by approximately 12,000. The Company recorded $461.7 million in restructuring costs under the 2001 Plan, including $179.2 million for discontinued operations. Restructuring provisions were determined based on estimates prepared at the time the specific restructuring actions were approved by management, and also include amounts recognized as incurred. In 2005, the Company reduced its restructuring reserve by approximately $5.7 million, primarily as a result of higher proceeds received from the sale of property, plant and equipment and favorable negotiations on exited contracts. Approximately $1.0 million of pre-Acceleration restructuring reserves remain as of December 31, 2007. While the accounting charges associated with the 2001 Plan were completed in the second quarter of 2004, the Company continued to selectively approve individual restructuring plans. The following table shows the restructuring costs, net of reversals, recognized under the terms of the 2001 Plan and for the selective restructuring actions prior to Project Acceleration for the year ended December 31, 2005, excluding restructuring costs related to discontinued operations (in millions):

2005
Facility and other exit costs	$7.9
Employee severance and termination benefits	11.1
Exited contractual commitments and other	2.3

Restructuring costs	$21.3

Cash paid for restructuring activities, including Pre-Project Acceleration and Project Acceleration restructuring activities, was $53.1 million, $26.1 million and $34.3 million for 2007, 2006 and 2005, respectively.
FOOTNOTE 5
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2007	2006

Materials and supplies	$178.8	$172.8
Work in process	179.8	158.6
Finished products	581.8	519.2

	$940.4	$850.6

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third-party. Cost of certain domestic inventories (approximately 59.2% and 59.6% of gross inventory costs at December 31, 2007 and 2006, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2007 and 2006, LIFO reserves were $40.0 million and $38.1 million, respectively. The Company recognized a gain (loss) of $3.6 million, ($2.7) million, and $0.1 million in 2007, 2006 and 2005, respectively, related to the liquidation of LIFO based inventories.
FOOTNOTE 6
Property, Plant & Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31, (in millions):

	2007	2006

Land	$36.5	$34.1
Buildings and improvements	446.0	452.9
Machinery and equipment	1,844.9	1,876.7

	2,327.4	2,363.7
Accumulated depreciation	(1,638.8)	(1,616.8)

	$688.6	$746.9

Depreciation expense was $143.2 million, $159.5 million and $180.4 million in 2007, 2006 and 2005, respectively.
FOOTNOTE 7
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill is as follows (in millions):

	2007	2006

Balance at January 1,	$2,435.7	$2,304.4
Acquisitions (1)	71.8	68.9
Other, primarily foreign currency translation	101.2	62.4

Balance at December 31,	$2,608.7	$2,435.7

The following table summarizes goodwill by reportable segment as of December 31, (in millions). Management considers goodwill a corporate asset and does not consider goodwill and changes to goodwill balances in evaluating reportable segment performance. As a result, goodwill has been reflected as a corporate asset in the segment information included in Footnote 18.

	2007	2006

Cleaning, Organization & Décor	$245.2	$219.9
Office Products	1,338.9	1,198.6
Tools & Hardware	736.8	730.4
Other (Home & Family)	287.8	286.8

Total Goodwill	$2,608.7	$2,435.7

Other intangible assets, net consisted of the following as of December 31, (in millions):

			Weighted Average
			Amortization
	2007	2006	Period	Amortization Periods

Trade names — indefinite life	$279.4	$274.8	N/A	N/A
Trade names — other	45.2	49.2	9 years	2—20 years
Other (2)	271.0	219.9	8 years	3—14 years

	595.6	543.9
Accumulated amortization	(93.8)	(85.1)

	$501.8	$458.8

(1)
Represents Endicia ($46.2 million) and other individually immaterial acquisitions ($25.6 million) in 2007 and Dymo ($28.5 million), CardScan ($16.0 million) and other individually immaterial acquisitions ($24.4 million) in 2006.

(2)	Other consists primarily of capitalized software, non-compete agreements, patents and customer lists.
Other intangible amortization expense, including capitalized software amortization, was $33.8 million in both 2007 and 2006 and $14.6 million in 2005.

As of December 31, 2007, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2008	2009	2010	2011	2012

$37.5	$32.9	$27.0	$18.8	$15.9
Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.
FOOTNOTE 8
Other Accrued Liabilities
Accrued liabilities included the following as of December 31, (in millions):

	2007	2006

Customer accruals	$304.0	$277.1
Accrued self-insurance liability	82.1	86.9
Accrued restructuring (See Footnote 4)	39.7	31.8
Accrued pension, defined contribution and other postretirement benefits	49.9	49.2
Accruals for manufacturing expenses, including inventory received	122.0	118.2
Accrued medical and life insurance	11.4	14.7
Accrued interest and interest rate swaps	31.5	43.1
Accrued contingencies, primarily legal, environmental and warranty	27.4	35.5
Other	76.7	54.4

Other accrued liabilities	$744.7	$710.9

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
FOOTNOTE 9
Credit Arrangements
The Company has short-term foreign and domestic uncommitted lines of credit with various banks that are available for short-term financing. Borrowings under the Company’s uncommitted lines of credit are subject to the discretion of the lender. As of December 31, 2007 and 2006, the Company had notes payable to banks in the amount of $15.3 million and $23.9 million, respectively, with weighted average interest rates of 10.9% and 6.3%, respectively.
On November 14, 2005, the Company entered into a $750.0 million five-year syndicated revolving credit facility (the “Revolver”). On an annual basis, the Company may request an extension of the Revolver (subject to lender approval) for additional one-year periods. The Company elected to extend the Revolver for additional one-year periods in both October 2006 and October 2007, and, as a result, the Revolver will now expire in November 2012. All but one lender approved the extension in 2006. Accordingly, the Company has a $750.0 million facility through November 2010, and a $725.0 million facility from November 2010 to November 2012. At both December 31, 2007 and 2006, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter, through 2012. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At December 31, 2007, there was $197.0 million of commercial paper outstanding and no standby letters of credit issued under the Revolver. At December 31, 2006, there was no commercial paper outstanding and there were no standby letters of credit issued under the Revolver.
The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of December 31, 2007 and 2006, the Company was in compliance with the provisions of the agreement governing the Revolver.
FOOTNOTE 10
Long-Term Debt
The following is a summary of long-term debt as of December 31, (in millions):

	2007	2006

Medium-term notes (original maturities ranging from 7 to 30 years, average interest rate of 5.48%)	$1,075.0	$1,325.0
Commercial paper	197.0	—
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Terminated interest rate swaps	8.5	11.9
Other long-term debt	4.4	4.3

Total debt	2,169.6	2,225.9
Current portion of long-term debt	(972.2)	(253.6)

Long-term debt	$1,197.4	$1,972.3

The following table summarizes the Company’s average commercial paper obligations and interest rate for the year ended December 31, (in millions, except percentages):

	2007	2006

Borrowing	$147.3	$178.4
Average interest rate	5.3%	5.0%
The aggregate maturities of long-term debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2007 (in millions):

2008	2009	2010	2011	2012	Thereafter	Total

$972.2	$252.7	$252.4	$2.4	$250.8	$439.1	$2,169.6
The medium-term notes, revolving credit agreement (and related commercial paper), floating rate note and junior convertible subordinated debentures are all unsecured.
Medium-Term Notes: In July 1998, the Company issued $250.0 million of medium-term notes. The notes mature in July 2028 and interest is paid semi-annually. The notes have a coupon rate reset feature through a remarketing agreement that occurs at two ten year intervals, July 2008 and July 2018. The notes currently have a coupon rate of 6.35% through the first interest reset date of July 2008. In addition, the notes have an embedded call option pursuant to which a third party may call the debt at par at each ten-year remarketing interval, and the third party would remarket the notes if the call option is exercised. Should the call option at each remarketing interval not be exercised, the note holders are required to put the notes back to the Company at a price of par. If the third party exercises the call option, remarketing of the notes will occur, which may result in the Company paying an increased coupon rate in the future.
In July 1998, the Company also issued $75.0 million of medium-term notes. The notes mature in July 2028, and interest is paid semi-annually. The notes have a coupon rate of 6.11%, which is fixed through maturity. The note holders have a put option which entitles the holders of the notes to require the Company to repay the notes at par in July 2008.
The Company has issued three additional series of medium-term notes with aggregate principal amounts of $250.0 million each. The medium-term notes have coupon rates ranging from 4% to 6.75% and mature at various dates between 2009 and 2012.
Floating Rate Note: Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s U.S. trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. On September 18, 2006, in accordance with the terms of the receivables facility, the financing entity caused the preferred debt securities to be exchanged for cash of $2.2 million, a two year floating rate note in an aggregate principal amount of $448.0 million and a cash premium of $5.2 million. Because this debt matures in 2008, the entire amount is considered to be short-term at December 31, 2007. At any time prior to maturity of the note, the holder may elect to convert it into new preferred debt securities of the financing entity with a par value equal to the outstanding principal amount of the note. The note must be repaid and any preferred debt securities into which the note is converted must be retired or redeemed before the Company can have access to the financing entity’s receivables. As of December 31, 2007 and December 31, 2006, the aggregate amount of outstanding receivables sold under this facility was $643.3 million and $696.7 million, respectively. The receivables and the note are recorded in the consolidated financial statements of the Company.
Junior Convertible Subordinated Debentures: In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Holders of the Preferred Securities are entitled to cumulative cash dividends of 5.25% of the liquidation preference of $50 per Preferred Security, or $2.625 per year. Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. In 2005 and 2004, the Company purchased 750,000 shares and 825,000 shares, respectively, of its Preferred Securities from holders at an average price of $47.075 per share ($35.3 million) and $43.6875 per share ($36.0 million), respectively. As of December 31, 2007, 8.4 million shares of Preferred Securities were outstanding which were convertible into 8.3 million shares of the Company’s common stock. As of December 31, 2007, the Company fully and unconditionally guarantees 8.4 million shares of the Preferred Securities issued by the Subsidiary, which are callable at 100.0% of the liquidation preference.
The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”). In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for a $15.5 million loan the Company borrowed from the Subsidiary to purchase 100% of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the Subsidiary is the sole holder of the Debentures. The Debentures are the sole assets of the Subsidiary, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of December 31, 2007, the Company has not elected to defer interest payments. In connection with the Company’s purchase of the Preferred Securities in 2005 and 2004, the Company negotiated the early retirement of the corresponding Debentures with the Subsidiary. The Company accounted for these transactions as extinguishments of debt, which resulted in $436.7 million of Debentures outstanding as of December 31, 2007. The Company recorded a net gain of $1.7 million in 2005 associated with the 2005 purchases of Preferred Securities, which was included in other expense (income), net.

Terminated Interest Rate Swaps: At December 31, 2007 and 2006, the carrying amount of long-term debt and current maturities thereof includes $8.5 million and $11.9 million (of which $2.0 million and $3.4 million is classified as current), respectively, relating to terminated interest rate swap agreements.
FOOTNOTE 11
Derivative Financial Instruments
Interest Rate Risk Management: At December 31, 2007, the Company had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $250.0 million, with a net accrued interest payable of $0.2 million. There was $1.2 million of credit exposure on the Company’s interest rate derivatives at December 31, 2007.
At December 31, 2007, the Company had long-term cross currency interest rate swaps with an outstanding notional principal amount of $312.4 million, with a net accrued interest receivable of $1.7 million. The maturities on these long-term cross currency interest rate swaps are three years.
Foreign Currency Management: The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of generally one-year duration or less. The following table summarizes the Company’s forward exchange contracts, long-term cross currency interest rate swaps and option contracts in U.S. dollars by major currency and contractual amount. The “buy” amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant forward exchange contracts, long-term cross currency interest rate swaps and option contracts and their fair values as of December 31, were as follows (in millions):

	2007		2006
	Buy	Sell	Buy	Sell

British Pounds	$485.6	$221.7	$429.8	$207.2
Canadian Dollars	1.2	296.7	0.9	263.6
Euro	3.6	871.2	2.5	735.0
Other	40.6	14.4	21.0	21.6

Contractual Value	$531.0	$1,404.0	$454.2	$1,227.4

Fair Value	($35.9)	$36.7	($3.4)	$0.7

The net loss recognized in 2007, 2006 and 2005 for matured cash flow forward exchange contracts, option contracts and commodity swaps was $6.6 million, $4.2 million and $4.5 million, net of tax, respectively, which was recognized in the Consolidated Statements of Income. The Company estimates that a loss of $1.3 million, net of tax, deferred in accumulated other comprehensive income will be recognized in earnings in 2008.
See Footnote 17 for information regarding the termination of a cross currency interest rate swap.
FOOTNOTE 12
Commitments
Lease Commitments
The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2020. Rent expense, which is recognized on a straight-line basis over the life of the lease term, was $90.2 million, $84.4 million and $103.6 million in 2007, 2006 and 2005, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2007 (in millions):

2008	2009	2010	2011	2012	Thereafter	Total

$81.7	$63.8	$47.3	$35.9	$34.9	$99.5	$363.1
Purchase Obligations
The Company enters into certain obligations to purchase finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms. The Company is also obligated to purchase the minority interest of a majority owned subsidiary in 2009, the estimated purchase price of which is included in the purchase obligations amount shown in the table below.
As of December 31, 2007, the Company’s future estimated total purchase obligations are as follows (in millions):

2008	2009	Total

$275.8	$30.5	$306.3
FOOTNOTE 13
Employee Benefit and Retirement Plans
Effective December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the consolidated balance sheet, with a corresponding adjustment of $32.4 million to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss at adoption represented the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87, “Employers’ Accounting for Pensions” (SFAS 87). Further, actuarial gains and losses in subsequent periods that are not recognized as net periodic pension cost will be recognized as a component of accumulated other comprehensive loss, net of tax. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive loss upon adoption of SFAS 158. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position beginning December 31, 2008. The Company has historically measured defined benefit plan assets and liabilities for the majority of its plans on September 30 and has adopted the measurement date provisions of SFAS 158 beginning January 1, 2008. The impact on the Consolidated Financial Statements of the adoption of the change in measurement date to December 31 will result in an adjustment to beginning retained earnings that is not material.
Included in accumulated other comprehensive loss at December 31, 2007 is $314.3 million ($202.4 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension or benefit cost. The Company expects to recognize $9.8 million ($6.4 million net of tax) of costs in 2008 associated with net actuarial losses and prior service credit.
Effective December 31, 2004, the Company froze its defined benefit pension plan for its entire non-union U.S. workforce. As a result of this curtailment, the Company reduced its pension obligation by $50.3 million and recorded a curtailment gain related to negative prior service cost in 2005 of $15.8 million. In conjunction with this action, the Company offered special termination benefits to certain employees who accepted early retirement. The Company replaced the defined benefit pension plan with an additional defined contribution benefit, whereby the Company will make additional contributions to the Company sponsored profit sharing plan. The new defined contribution plan has a three year cliff-vesting schedule, but allows credit for service rendered prior to the inception of the defined contribution benefit arrangement. The Company recorded $19.9 million, $19.6 million and $21.4 million in expense for the defined contribution benefit arrangement for the years ended December 31, 2007, 2006 and 2005, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2007 and 2006 is $19.9 million and $19.6 million, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheets.
As of December 31, 2007 and 2006, the Company maintained various non-qualified deferred compensation plans with varying terms. The total liability associated with these plans was $77.8 million and $75.1 million as of

December 31, 2007 and 2006, respectively. These liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $44.1 million and $38.9 million as of December 31, 2007 and 2006, respectively. These assets are included in other assets in the Consolidated Balance Sheets.
The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2007 and 2006, the life insurance contracts had a cash surrender value of $78.8 million and $77.7 million, respectively. These assets are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $85.1 million and $78.2 million at December 31, 2007 and 2006, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts is excluded from the table as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions.”
The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their foreign and domestic employees. Plan benefits are generally based on years of service and/or compensation. The Company’s funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended, or foreign statutes to assure that plan assets will be adequate to provide retirement benefits.
The Company’s matching contributions to the contributory 401(k) plans were $15.6 million, $15.9 million, and $15.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
The Company used a September 30 measurement date for the majority of its pension plans in 2007 and 2006. The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation at January 1	$ 855.8	$ 896.4	$ 543.7	$ 482.5
Service cost	3.8	2.8	7.3	7.3
Interest cost	51.2	51.4	27.7	24.5
Contributions	—	—	0.8	—
Amendments	1.6	0.4	—	—
Actuarial loss (gain)	18.8	(38.8)	0.4	(6.0)
Acquisitions and other	—	—	(0.9)	(4.4)
Currency translation	—	—	19.8	64.7
Benefits paid	(62.6)	(56.5)	(24.4)	(24.9)
Curtailments, settlement costs	—	0.1	(5.6)	—

Benefit obligation at December 31	$ 868.6	$ 855.8	$ 568.8	$ 543.7

Change in plan assets:
Fair value of plan assets at January 1	$ 711.4	$ 693.7	$ 410.7	$ 340.5
Actual return on plan assets	103.3	68.0	28.8	26.9
Acquisitions and other	—	—	—	(1.1)
Contributions	11.6	6.2	29.7	21.1
Currency translation	—	—	10.8	48.3
Benefits paid	(62.6)	(56.5)	(24.4)	(24.9)
Settlement charges and other	—	—	(2.3)	(0.1)

Fair value of plan assets at December 31	$ 763.7	$ 711.4	$ 453.3	$ 410.7

Funded status at December 31	($104.9)	($144.4)	($115.5)	($133.0)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost (1)	$ —	$ —	$ 1.9	$ 5.7

	U.S.		International
	2007	2006	2007	2006

Accrued current benefit cost (2)	(6.7)	(6.5)	(4.2)	(3.8)
Accrued noncurrent benefit cost (3)	(98.2)	(137.9)	(113.2)	(134.9)

Total	($104.9)	($144.4)	($115.5)	($133.0)

Amounts recognized in Accumulated Other Comprehensive Loss:
Prior service cost	($14.1)	($13.7)	$ —	$ —
Net loss	(215.5)	(248.9)	(95.6)	(100.1)

Accumulated other comprehensive loss, pre-tax	($229.6)	($262.6)	($95.6)	($100.1)

Accumulated benefit obligation	$ 861.9	$ 845.7	$ 556.4	$ 530.9

(1)	Recorded in other assets

(2)	Recorded in other accrued liabilities

(3)	Record in other noncurrent liabilities

	U.S.		International
	2007	2006	2007	2006

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.25%	6.00%	5.53%	5.11%
Long-term rate of return on plan assets	8.50%	8.50%	5.89%	6.69%
Long-term rate of compensation increase	4.00%	4.50%	4.24%	3.90%
Net pension cost (benefit) includes the following components for the years ended December 31, (in millions):

	U.S.			International
	2007	2006	2005	2007	2006		2005

Service cost-benefits earned during the year	$ 3.8	$ 2.8	$ 2.2	$ 7.3	$	$ 7.3	$ 7.8
Interest cost on projected benefit obligation	51.2	51.4	51.7	27.7		24.5	23.5
Expected return on plan assets	(58.6)	(59.5)	(64.6)	(27.4)		(24.7)	(21.0)
Amortization of:
Prior service cost	1.1	1.0	1.1	—		—	—
Actuarial loss	7.6	7.8	4.9	4.5		4.9	3.9
Curtailment, settlement and special termination benefit costs	—	0.2	(16.5)	(2.8)		—	(0.8)

Net pension cost (benefit)	$ 5.1	$ 3.7	($21.2)	$ 9.3		$ 12.0	$ 13.4

	U.S.		International
	2007	2006	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.00%	5.75%	5.16%	4.90%
Long-term rate of return on plan assets	8.50%	8.50%	6.33%	6.91%
Long-term rate of compensation increase	4.50%	4.50%	3.85%	3.71%
The Company’s defined benefit pension plan weighted-average asset allocation at December 31, 2007 and 2006, by asset category, are as follows:

	U.S.		International
	2007	2006	2007	2006

Equity securities	69.1%	65.6%	21.8%	51.5%
Debt securities	20.5%	22.9%	52.5%	40.4%
Real estate	4.5%	4.5%	2.4%	2.0%
Cash and other	5.9%	7.0%	23.3%	6.1%

Total	100.0%	100.0%	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is comprised of a diversified blend of equity, real estate, fixed income investments, and cash investments. Equity investments include large and small market capitalization stocks as well as growth, value and international stock positions.
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
The Company expects to make cash contributions of approximately $23.8 million to its defined benefit pension plans in 2008.
Other Postretirement Benefit Plans
Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups. The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2007	2006

Change in benefit obligation:
Benefit obligation at beginning of plan year	$ 178.7	$ 173.4
Service cost	1.7	2.6
Interest cost	10.7	10.0
Actuarial (gain) loss	(8.6)	16.5
Benefits paid	(18.0)	(23.8)

Benefit obligation at end of plan year	$ 164.5	$ 178.7

Funded Status:
Funded status at end of plan year	($164.5)	($178.7)
Contributions made between measurement date and December 31	4.0	5.8

Net liability recognized at December 31	($160.5)	($172.9)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost (1)	($17.6)	($18.4)
Accrued noncurrent benefit cost (2)	(142.9)	(154.5)

Total	($160.5)	($172.9)

Amounts recognized in Accumulated Other Comprehensive Income (Loss):
Prior service credit	$ 21.2	$ 23.6
Net loss	(10.3)	(18.9)

Accumulated other comprehensive income, pre-tax	$ 10.9	$ 4.7

(1)	Recorded in other accrued liabilities

(2)	Recorded in other noncurrent liabilities

There are no plan assets associated with the Company’s other postretirement benefit plans.
The weighted average discount rate at the measurement dates for the Company’s other postretirement benefit plans is developed using a spot interest yield curve based upon a broad population of corporate bonds rated AA or higher, adjusted to match the duration of each plan’s benefits. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans:

	2007	2006

Discount rate	6.00%	5.75%
Long-term health care cost trend rate	6.00%	6.00%
Other postretirement benefit costs include the following components as of December 31, (in millions):

	2007	2006	2005

Service cost-benefits earned during the year	$1.7	$2.6	$3.8
Interest cost on projected benefit obligation	10.7	10.0	13.6
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	0.1	—	1.3
Curtailments	—	(0.1)	—

Net postretirement benefit costs	$10.1	$10.1	$16.3

Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation was 9% for all retirees in 2007, declining by 0.5% each year to 5% in 2016 and thereafter.
The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease

Effect on total of service and interest cost components	$1.1	($1.0)
Effect on postretirement benefit obligations	$11.8	($10.5)
Estimated future benefit payments under the Company’s defined benefit pension plans and other post-retirement benefit plans are as follows as of December 31, 2007 (in millions):

	2008	2009	2010	2011	2012	2013-2017

Pension Benefits (1)	$75.7	$76.8	$78.6	$80.6	$83.4	$464.0
Other Postretirement Benefits	$17.6	$16.9	$16.4	$15.9	$15.2	$69.8

(1)	Certain pension benefit payments will be funded by plan assets.
The estimated other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $2.2 million per year.
FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share for the years ended December 31 is shown below (in millions, except per share data):

	2007	2006	2005

Numerator for basic earnings per share:
Income from continuing operations	$479.2	$470.7	$406.3
Loss from discontinued operations	(12.1)	(85.7)	(155.0)

	2007	2006	2005

Net income for basic earnings per share	$467.1	$385.0	$251.3

Numerator for diluted earnings per share:
Income from continuing operations	$479.2	$470.7	$406.3
Effect of convertible preferred securities, net of tax (1)	14.2	—	—

Income from continuing operations for diluted earnings per share	493.4	470.7	406.3
Loss from discontinued operations	(12.1)	(85.7)	(155.0)

Net income for diluted earnings per share	$481.3	$385.0	$251.3

Denominator:
Denominator for basic earnings per share – weighted-average shares	276.0	274.6	274.4
Dilutive securities (2)	1.8	0.9	0.5
Convertible preferred securities (1)	8.3	—	—

Denominator for diluted earnings per share	286.1	275.5	274.9

Basic earnings (loss) per share:
Earnings from continuing operations	$1.74	$1.71	$1.48
Loss from discontinued operations	(0.04)	(0.31)	(0.56)

Earnings per share	$1.69	$1.40	$0.92

Diluted earnings (loss) per share:
Earnings from continuing operations	$1.72	$1.71	$1.48
Loss from discontinued operations	(0.04)	(0.31)	(0.56)

Earnings per share	$1.68	$1.40	$0.91

(1)
The convertible preferred securities are anti-dilutive for 2006 and 2005, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $14.2 million and $14.4 million for 2006 and 2005, respectively. Weighted average shares outstanding would have increased by 8.3 million shares and 8.4 million shares for 2006 and 2005, respectively.

(2)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for 2007, 2006 and 2005 exclude the effect of approximately 9.5 million, 11.1 million and 9.6 million stock options, respectively, because such options were anti-dilutive.

FOOTNOTE 15
Stock-Based Compensation
The Company offers stock-based compensation to its employees that includes stock options, restricted stock awards, performance share awards and an employee stock purchase plan, as follows:
Stock Options
The Company’s stock plans include plans adopted in 1993 and 2003. The Company has issued both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years that generally vest and are expensed ratably over five years. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.
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
Performance Shares
Performance share awards issued under the 2003 Stock Plan represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. The

Company awarded performance shares in February 2007 based on 2006 performance and awarded performance shares in 2006 related to a transition grant as the Company moved to a new cash bonus structure.
Employee Stock Purchase Plan
The Company established an Employee Stock Purchase Plan (“ESPP”) effective August 1, 2006. The ESPP allows all employees the ability to purchase shares of the Company’s $1.00 par value per share common stock at a 5% discount at the end of each quarter. Pursuant to the ESPP, $0.9 million of shares were purchased during 2007.
Prior to January 1, 2006, the Company recognized stock-based compensation expense by applying the intrinsic value method in accordance with APB 25. Under APB 25, the Company generally recognized compensation expense only for restricted stock grants. The Company recognized the compensation expense associated with the restricted stock ratably over the associated service period.
Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective transition method, and therefore has not restated the results of prior periods. Under this transition method, stock-based compensation expense for 2007 and 2006 includes (i) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (ii) compensation expense for all share-based payment awards granted after January 1, 2006 based on estimated grant-date fair values estimated in accordance with the provisions of SFAS 123(R).
The table below highlights the expense related to share-based payments for the years ended December 31, (in millions):

	2007	2006	2005

Stock options	$17.2	$17.8	$0.4
Restricted stock	19.2	14.3	5.7
Performance shares	—	11.9	—

Stock-based compensation	$36.4	$44.0	$6.1

Stock-based compensation, net of income tax benefit of $13.8 million, $16.7 million and $2.3 million in 2007, 2006 and 2005, respectively	$22.6	$27.3	$3.8

The fair value of stock option awards granted during the years ended December 31, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006	2005

Risk-free interest rate	4.7%	4.6%	3.9%
Dividend yield	2.8%	3.0%	3.0%
Expected volatility	25%	33%	33%
Expected life (in years)	5.5	6.5	6.5
The Company utilized its historical experience to estimate the expected life of the options and volatility.
The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in millions):

					Weighted
				Weighted	Average
		Weighted	Exercisable	Average	Fair Value of	Aggregate
		Average	at End	Exercise	Options Granted	Intrinsic
	Shares	Exercise Price	of Year	Price	During the Year	Value

Outstanding at December 31, 2004	11.5	$28	5.0	$30
Granted	3.2	23			$6
Exercised	—	23				$—
Forfeited / expired	(1.5)	29

					Weighted
				Weighted	Average
		Weighted	Exercisable	Average	Fair Value of	Aggregate
		Average	at End	Exercise	Options Granted	Intrinsic
	Shares	Exercise Price	of Year	Price	During the Year	Value

Outstanding at December 31, 2005	13.2	$27	5.8	$29
Granted	3.2	25			$7
Exercised	(0.8)	24				$3.5
Forfeited / expired	(1.5)	27

Outstanding at December 31, 2006	14.1	$26	6.8	$28		$52.2
Granted	4.3	30			$7
Exercised	(0.9)	25				$3.4
Forfeited / expired	(1.5)	29

Outstanding at December 31, 2007	16.0	$27	7.3	$27		$19.7

Vested and expected to vest at December 31, 2007	12.8	$27

At December 31, 2007, the aggregate intrinsic value of exercisable options was $9.2 million.
Options outstanding and exercisable as of December 31, 2007 are as follows (shares in millions):

	Options Outstanding			Options Exercisable
Range of		Weighted	Weighted Average		Weighted	Weighted Average
Exercise	Number	Average	Remaining	Number	Average	Remaining
Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price	Contractual Life

$19.00 – $22.49	2.0	$22	6.9	0.8	$22	6.5
$22.50 – $27.49	6.9	24	6.3	3.6	24	4.8
$27.50 – $34.99	6.1	30	7.7	1.9	30	4.9
$35.00 – $50.00	1.0	38	2.5	1.0	38	2.5

$19.00 – $50.00	16.0	$27	6.6	7.3	$27	4.7

The following table summarizes the changes in the number of shares of restricted stock for the following periods (shares in millions):

		Weighted-
		average grant
	Shares	date fair value

Outstanding at December 31, 2004	0.4	$23
Granted	0.7	22
Forfeited	(0.1)	24

Outstanding at December 31, 2005	1.0	$23
Granted	1.5	24
Forfeited	(0.3)	24

Outstanding at December 31, 2006	2.2	$24
Granted	1.2	30
Vested	(0.5)	23
Forfeited	(0.3)	24

Outstanding at December 31, 2007	2.6	$26

Expected to vest at December 31, 2007	2.4	$26

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2007 (in millions):

		Weighted Average Period
	Unrecognized	of Expense Recognition
	Compensation Cost	(in years)

Stock options	$47.9	2
Restricted stock	34.4	2

Total	$82.3

FOOTNOTE 16
Income Taxes
The Company adopted the provisions of FIN 48, on January 1, 2007. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings. However, the adoption of FIN 48 did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s Consolidated Balance Sheet.
As of January 1, 2007, the Company had unrecognized tax benefits of $161.8 million, of which $160.7 million, if recognized, would affect the effective tax rate. As of December 31, 2007, the Company had unrecognized tax benefits of $145.8 million, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2007 and January 1, 2007, the Company had recorded accrued interest expense related to the unrecognized tax benefits of up to $18.6 million and $12.6 million, respectively. Due to statute expirations and examinations by various worldwide taxing authorities, $18.8 million of the unrecognized tax benefits could reasonably change in the coming year.
A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits, including interest, is as follows (in millions):

Unrecognized tax benefits balance at January 1, 2007	$161.8
Increases in tax positions for prior years	29.6
Decreases in tax positions for prior years	(1.3)
Increases in tax positions for current year	19.2
Settlements with taxing authorities	(34.9)
Lapse of statute of limitations	(28.6)

Unrecognized tax benefits balance at December 31, 2007	$145.8

The provision for income taxes consists of the following as of December 31, (in millions):

	2007	2006	2005

Current:
Federal	$ 81.3	($8.8)	$29.7
State	4.0	1.0	5.4
Foreign	66.7	67.2	50.1

Total current	152.0	59.4	85.2
Deferred	(2.3)	(15.2)	(28.1)

Total provision	$149.7	$44.2	$57.1

The non-U.S. component of income from continuing operations before income taxes was $223.4 million in 2007, $231.2 million in 2006, and $201.4 million in 2005.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows for the years ended December 31:

	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	0.4	0.1	0.8
Foreign tax credit	(1.5)	(1.5)	(0.3)
Foreign rate differential and other	1.1	(5.1)	(9.0)
Resolution of tax contingencies	(11.2)	(4.8)	(15.9)
Tax basis differential on goodwill impairment	—	—	1.7
Impact of legal entity restructuring	—	(15.1)	—

Effective rate	23.8%	8.6%	12.3%

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2004, and the Internal Revenue Service (“IRS”) has completed its examination of the Company’s 2004 federal income tax return. The Company’s Canadian income tax returns are subject to examination for years after 2000. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2004.
At December 31, 2007, the Company had foreign net operating loss (“NOL”) carryforwards of approximately $619.5 million, most of which carryforward without expiration. The potential tax benefits associated with those foreign NOLs are approximately $201.8 million. The valuation allowance on NOLs decreased $10.1 million during 2007 to $199.8 million at December 31, 2007. This decrease is primarily due to foreign NOLs utilized during the year.
The components of net deferred tax assets are as follows as of December 31, (in millions):

	2007	2006

Deferred tax assets:
Accruals not currently deductible for tax purposes	$132.1	$144.6
Postretirement liabilities	62.9	65.0
Inventory reserves	2.0	11.9
Pension liabilities	62.4	86.4
Self-insurance liability	7.9	8.7
Foreign net operating losses	201.8	214.4
Other	155.3	32.2

Total gross deferred tax assets	624.4	563.2
Less valuation allowance	(272.6)	(246.4)

Net deferred tax assets after valuation allowance	$351.8	$316.8

Deferred tax liabilities:
Accelerated depreciation	($68.9)	($73.5)
Amortizable intangibles	(146.1)	(127.0)
Other	(5.4)	(4.9)

Total gross deferred tax liabilities	(220.4)	(205.4)

Net deferred tax assets	$131.4	$111.4

Current deferred income tax assets	$102.0	$110.1
Noncurrent deferred income tax assets	29.4	1.3

	$131.4	$111.4

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be indefinitely invested. At December 31, 2007, the estimated amount of total unremitted non-U.S. subsidiary earnings is $544.6 million.

Resolution of Tax Contingencies
2007
In 2007, the Company recorded a benefit of $35.0 million due to the Company entering into an agreement with the IRS relating to the appropriate treatment of a specific deduction included in the Company’s 2006 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in 2007.
The Company recorded a $4.4 million net benefit due to certain accrual reversals for which the statute of limitations has expired partially offset by provisions required for tax deductions recorded in prior periods.
The Company recorded a benefit of $1.9 million due to the receipt of an income tax refund, resulting in a reduction in the valuation allowance for deferred tax assets.
2006
In 2006, the Company determined that it would be able to utilize certain capital loss carryforwards that it previously believed would expire unused. Accordingly, the Company reversed an income tax valuation reserve of $3.6 million.
The Company completed the reorganization of certain legal entities in Europe which resulted in the recognition of an income tax benefit of $78.0 million.
In 2006, the statute of limitations on certain tax positions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $21.2 million.
2005
In January 2005, the Company reached agreement with the IRS relating to the appropriate treatment of a specific deduction included in the Company’s 2003 U.S. federal income tax return. The Company requested accelerated review of the transaction under the IRS’ Pre-Filing Agreement Program that resulted in affirmative resolution in late January 2005. A $58.6 million benefit was recorded in income taxes for 2005 related to this issue.
In 2005, the statute of limitations on certain tax positions for which the Company had provided tax reserves, in whole or in part, expired resulting in the reversal of the provisions and interest accrued thereon in the amount of $15.3 million.
FOOTNOTE 17
Other Expense (Income), Net
Other expense (income), net consists of the following for the years ended December 31, (in millions):

	2007	2006	2005

Equity earnings	($0.1)	($0.9)	($0.9)
Minority interest	3.1	3.6	2.8
Currency transaction loss	4.2	3.0	0.3
Gain on disposal of fixed assets	—	—	(14.8)
Liquidation of foreign entity (1)	—	—	(10.3)
Gain on debt extinguishment (2)	—	—	(1.7)
Other	0.1	4.0	1.5

	$ 7.3	$ 9.7	($23.1)

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

FOOTNOTE 18
Industry Segment Information
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels. The reportable segments are as follows:

Segment	Description of Products

Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments
Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions, on-line postage
Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, soldering tools and accessories
Other (Home & Family)	Premium cookware and related kitchenware, beauty and style accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards, and other products within operating segments that are individually immaterial and do not meet aggregation criteria
The Company’s segment results are as follows as of and for the years ended December 31, (in millions):

	2007	2006	2005

Net Sales (1)
Cleaning, Organization & Décor	$2,096.4	$1,995.7	$1,921.0
Office Products	2,042.3	2,031.6	1,713.3
Tools & Hardware	1,288.7	1,262.2	1,260.3
Other (Home & Family)	979.9	911.5	822.6

	$6,407.3	$6,201.0	$5,717.2

Operating Income (2)
Cleaning, Organization & Décor	$ 273.3	$ 209.1	$ 145.8
Office Products	317.9	287.0	266.0
Tools & Hardware	181.5	185.0	171.1
Other (Home & Family)	135.6	117.9	103.5
Corporate	(82.0)	(76.0)	(46.0)
Impairment Charges	—	—	(0.4)
Restructuring Costs	(86.0)	(66.4)	(72.6)

	$ 740.3	$ 656.6	$ 567.4

Depreciation & Amortization
Cleaning, Organization & Décor	$ 57.8	$ 67.9	$ 85.2
Office Products	52.2	55.9	46.7
Tools & Hardware	33.6	34.2	31.7
Other (Home & Family)	10.1	11.7	14.1
Corporate	23.3	23.6	13.9

	$ 177.0	$ 193.3	$ 191.6

Capital Expenditures (3)
Cleaning, Organization & Décor	$ 40.8	$ 22.1	$ 22.0
Office Products	25.4	29.7	24.0
Tools & Hardware	13.1	15.6	18.5
Other (Home & Family)	9.3	7.7	7.3

	2007	2006	2005

Corporate	68.7	62.1	1.8

	$157.3	$137.2	$73.6

Identifiable Assets
Cleaning, Organization & Décor	$ 785.3	$ 788.4
Office Products	1,352.7	1,264.6
Tools & Hardware	712.2	712.7
Other (Home & Family)	344.6	293.7
Corporate (4)	3,488.1	3,183.0
Discontinued Operations	—	68.1

	$6,682.9	$6,310.5

Geographic Area Information

	2007	2006	2005

Net Sales
U.S.	$4,624.3	$4,603.4	$4,338.5
Canada	425.7	387.9	352.2

North America	5,050.0	4,991.3	4,690.7
Europe	879.5	781.0	639.8
Central and South America	250.2	239.3	224.8
Other	227.6	189.4	161.9

	$6,407.3	$6,201.0	$5,717.2

Operating Income (2), (5)
U.S.	$572.4	$517.4	$434.9
Canada	108.5	78.8	65.8

North America	680.9	596.2	500.7
Europe	10.9	15.4	24.0
Central and South America	11.9	5.3	12.9
Other	36.6	39.7	29.8

	$740.3	$656.6	$567.4

Property, Plant and Equipment, Net
U.S.	$479.5	$533.5
Canada	15.7	14.8

North America	495.2	548.3
Europe	121.1	123.7
Central and South America	30.7	31.1
Other	41.6	43.8

	$688.6	$746.9

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13%, 12% and 13% of consolidated net sales for the years ended December 31, 2007, 2006 and 2005, respectively, substantially across all segments. Sales to no other customer exceeded 10% of consolidated net sales for any year.

(2)
Operating income is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Capital expenditures associated with discontinued businesses have been excluded. Corporate capital expenditures in 2007 and 2006 are mainly related to the SAP implementation.

(4)	Corporate assets primarily include tradenames and goodwill, capitalized software, equity investments and deferred tax assets.

(5)	The restructuring and impairment charges have been reflected in the appropriate geographic regions.
FOOTNOTE 19
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. As a result of the most recent analysis, the Company has product liability reserves of $34.4 million as of December 31, 2007. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
On July 1, 2007, the Company acquired all of the outstanding equity interest of PSI System, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. Endicia is party to a lawsuit filed against it alleging patent infringement. In this case, Stamps.com seeks injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. An unfavorable outcome in this litigation, which management does not believe is probable, could materially adversely affect the Endicia business.
As of December 31, 2007, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2007 ranged between $14.5 million and $33.9 million. As of December 31, 2007, the Company had a reserve equal to $18.8 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to four long-term (30 year) operations and maintenance CERCLA matters which are estimated at their present value of $8.6 million.
Because of the uncertainties associated with environmental investigations and response activities, the possibility that the Company could be identified as a PRP at sites identified in the future that require the incurrence of environmental response costs and the possibility that sites acquired in business combinations may require environmental response costs, actual costs to be incurred by the Company may vary from the Company’s estimates.
Although management of the Company cannot predict the ultimate outcome of these legal proceedings with certainty, including the items discussed above, it believes that the ultimate resolution of the Company’s legal proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s Consolidated Financial Statements.
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
As of December 31, 2007, the Company had $87.6 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical.
FOOTNOTE 20
Subsequent Events
On February 21, 2008, the Company entered into a definitive agreement to acquire substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a leading maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. Complementing the Company’s Graco brand and its recent acquisition of

Germany’s Teutonia, the addition of Aprica would give the Company strong brands and distribution channels in Asia Pacific, Europe and North America. For the most recent fiscal year ended July 31, 2007, Aprica reported net sales of approximately $122 million (unaudited). The transaction, which is subject to certain customary and other closing conditions, is expected to close in the first half of 2008.
On February 27, 2008, the Company announced that it had entered into a definitive agreement to acquire Technical Concepts Holdings, LLC, (“Technical Concepts”), a leading global provider of innovative hygiene systems for several high-growth segments of the away-from-home washroom category for approximately $445 million, subject to post-closing adjustments for working capital and other matters. For the year ended December 31, 2007, Technical Concepts reported net sales of approximately $137 million (unaudited). The transaction, which is subject to regulatory approval and customary closing conditions, is expected to close in the first half of 2008.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)
Management’s Report on Internal Control Over Financial Reporting. The Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(c)
Attestation Report of the Independent Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)
Changes in Internal Control Over Financial Reporting. The internal control over financial reporting at the Company’s North American Office Products business changed during the quarter ended December 31, 2007 due to the implementation of SAP. The implementation was successful and did not have an adverse effect on the Company’s internal control over financial reporting. There were no other material changes in internal control over financial reporting at the Company’s other businesses that occurred during the quarter ended December 31, 2007. The implementation of SAP at the Company’s North American Office Products business is the first step in the Company’s plan to replace various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure material, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION
Separation Agreement and General Release with Steven G. Marton
On February 28, 2008, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Steven G. Marton, President, Special Assignments, whereby his employment with the Company ended. A copy of the Separation Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.25 and incorporated herein by reference.
The material terms of the Separation Agreement are as follows: (i) base salary continuation for 52 weeks which may be extended up to an additional 26 weeks, or until Mr. Marton finds alternative employment whichever comes first (such salary continuation period may be extended up to an additional 4 weeks); (ii) in the event Mr. Marton finds alternative employment during the salary continuation period, payment of the remaining value attributable to the first 52 weeks of the salary continuation period, plus a lump sum payment equal to 50% of the value remaining with respect to the 26 week salary continuation period; (iii) continued coverage under the Company’s health and dental programs during the first 72 weeks of the salary continuation period, at active employee rates; (iv) his stock options that were vested as of February 29, 2008 will remain exercisable for 180 days, unless they expire earlier by their own terms; (v) continued use of a Company leased vehicle for up to 78 weeks; (vi) reimbursement of 2007 tax preparation services; (vii) reimbursement of up to $7,000 of legal fees and expenses incurred in obtaining legal consultation with respect to the Separation Agreement; and (viii) in the event he moves more than 100 miles from his current residence, and at the sole discretion of the Company, reimbursement of an amount up to the loss, if any, on the sale of such residence provided that (A) the sale of the residence occurs prior to his acceptance of alternative employment, or (B) if the sale occurs after his acceptance of alternative employment, any loss is not reimbursed by that employer’s policy or practice. The Separation Agreement does not affect any vested rights Mr. Marton has in the Company’s Management Bonus Plan, deferred compensation plans, pension plan or 401(k) plan.
Until February 28, 2010, Mr. Marton is prohibited from competing in the US with the Company’s Office Products business, from soliciting or hiring certain Company employees and from soliciting certain customers and suppliers of the Company. In the event Mr. Marton breaches his obligations under the Separation Agreement, the Company is entitled to stop his supplemental unemployment payments and recover the supplemental unemployment already paid to him and to obtain all other relief provided by law or equity. The Separation Agreement also contains a release of claims provision. Mr. Marton has seven days in which to revoke his acceptance of the Separation Agreement. If he does not revoke his acceptance, the Separation Agreement shall become effective the day after the seven day revocation period.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2008 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
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
Information required under this Item with respect to communications between security holders and Directors will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Nomination Process,” and “Information Regarding Board of Directors and Committees and Corporate Governance — Communications with the Board of Directors,” which information is incorporated by reference herein.
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
Information required under this Item with respect to director independence will be included in the Proxy Statement under the caption “Information Regarding Board of Directors and Committees and Corporate Governance — Director Independence,” which information is incorporated by reference herein.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income — Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets — December 31, 2007 and 2006
Consolidated Statements of Cash Flows — Years Ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements — December 31, 2007, 2006 and 2005
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
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
(b) EXHIBIT INDEX

Exhibit
		Number	Description of Exhibit

Item 3.	Articles of Incorporation and By-Laws	3.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2001).

		3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).

Item 4.	Instruments Defining the Rights of Security Holders, Including Indentures	4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of April 5, 2001, is included in Item 3.1.

		4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

		4.3	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8 amending the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992, File No. 001-09608).

		4.4	Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

Exhibit
		Number	Description of Exhibit

		4.5	Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998 (the “1998 Form S-3”)).

		4.6	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

		4.7	Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto as amended October 10, 2006, and October 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2005 and Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), and as further amended as of October 17, 2007 (which amendment is included as Exhibit 4.7 to this Report).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.	Material Contracts	*10.1	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2002, as amended effective November 9, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, and to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

		*10.2	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

		*10.3	Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09608).

		*10.4	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan.

		*10.5	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

		*10.6	Rubbermaid Incorporated 1993 Deferred Compensation Plan (incorporated by reference to Exhibit A of the Rubbermaid Incorporated Proxy Statement for the April 27, 1993 Annual Meeting of Shareholders, File No. 001-04188).

		*10.7	Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008.

Exhibit
Number	Description of Exhibit

*10.8	Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004), as amended effective January 1, 2007 (which amendment is included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.9	Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

*10.10	Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

*10.11	Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as revised February 13, 2008 (incorporated by reference to Exhibits 10.3 and 10.4 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.12	Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

*10.13	Stock Option Agreement granted to Mark D. Ketchum November 9, 2005 under the Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2005).

*10.14	Form of Restricted Stock Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as revised February 13, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.15	Form of Performance Share Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.16	Performance Share Award Agreement granted to Mark D. Ketchum March 22, 2006 under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

Exhibit
Number	Description of Exhibit

*10.17	2005 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

*10.18	Amended 2006 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

*10.19	Newell Rubbermaid Inc. Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan adopted February 13, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.20	Newell Rubbermaid Inc. 2007 Supplemental Transition Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.21	Form of Employment Security Agreement with certain of the Company’s Executive Officers and a limited number of other senior management employees entered into prior to November 1, 2007 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 10, 2004).

*10.22	Form of Employment Security Agreement with certain of the Company’s Executive Officers and a limited number of other senior management employees entered into after November 1, 2007.

*10.23	Compensation Arrangement for Mark D. Ketchum dated February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

*10.24	Newell Rubbermaid Inc. EMEA Special Bonus Plan Agreement dated May 9, 2007, for Magnus Nicolin, President, Newell Rubbermaid Europe, Middle East & Africa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

*10.25	Separation Agreement and General Release dated February 28, 2008, between the Company and Steven G. Marton.

10.26	Amended and Restated Trust Agreement, dated as of December 12, 1997, among the Company, as Depositor, The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Property Trustee, Chase Manhattan Delaware, as Delaware Trustee, and the Administrative Trustees (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998).

10.27	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.3.

10.28	Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.4.

		Exhibit
		Number	Description of Exhibit

		10.29	Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Indenture Trustee, is included in Item 4.5.

		10.30	Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto, as amended effective October 10, 2006, and as further amended as of October 12, 2006 and October 17, 2007, is included in Item 4.7.

Item 12.	Statement re Computation of Ratios	12	Statement of Computation of Earnings to Fixed Charges.

Item 14.	Code of Ethics	14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule13a-14(a)/15d-14 (a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NEWELL RUBBERMAID INC.
Registrant

By	/s/ J. Patrick Robinson
Title	Executive Vice President — Chief Financial Officer
Date	February 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2008 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title

/s/ Mark D. Ketchum Mark D. Ketchum	President, Chief Executive Officer and Director

/s/ J. Patrick Robinson	Executive Vice President — Chief Financial Officer
J. Patrick Robinson

/s/ Rick T. Dillon	Vice President — Corporate Controller and Chief
Rick T. Dillon	Accounting Officer

/s/ William D. Marohn William D. Marohn	Chairman of the Board and Director

/s/ Thomas E. Clarke Thomas E. Clarke	Director

/s/ Scott S. Cowen Scott S. Cowen	Director

/s/ Michael T. Cowhig Michael T. Cowhig	Director

/s/ Domenico De Sole Domenico De Sole	Director

/s/ Elizabeth Cuthbert Millett Elizabeth Cuthbert Millett	Director

/s/ Cynthia A. Montgomery Cynthia A. Montgomery	Director

/s/ Steven J. Strobel Steven J. Strobel	Director

/s/ Gordon R. Sullivan Gordon R. Sullivan	Director

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault Raymond G. Viault	Director

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

	Balance at		Charges to		Balance at
	Beginning		Other		End of
(In millions)	of Period	Provision	Accounts (1)	Write-offs (2)	Period

Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2007	$38.2	$80.9	$1.1	($81.1)	$39.1
Year ended December 31, 2006	41.3	73.7	1.0	(77.8)	38.2
Year ended December 31, 2005	53.1	71.5	0.9	(84.2)	41.3

(1)	Represents recovery of accounts previously written off, currency translation adjustments and net reserves of acquired or divested businesses.

(2)	Represents accounts written off during the year and cash discounts taken by customers.

	Balance at				Balance at
	Beginning				End of
(In millions)	of Period	Provision	Other (3)	Write-offs	Period

Inventory Reserves:
Year ended December 31, 2007	$68.2	$41.8	$0.8	($42.8)	$68.0
Year ended December 31, 2006	74.1	47.1	—	(53.0)	68.2
Year ended December 31, 2005	76.3	61.0	2.0	(65.2)	74.1

(3)	Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.