Form 10-Q
period 2008-03-31
NEWELL RUBBERMAID INC
filed 2008-05-12
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2008
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
Yes ☐       No ☑
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2008: 276.9 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$1,433.7	$1,384.4
Cost of products sold	943.2	909.7

GROSS MARGIN	490.5	474.7
Selling, general and administrative expenses	361.0	338.4
Restructuring costs	18.4	15.5

OPERATING INCOME	111.1	120.8

Nonoperating expenses:
Interest expense, net	25.8	27.4
Other expense, net	0.2	0.8

Net nonoperating expenses	26.0	28.2

INCOME BEFORE INCOME TAXES	85.1	92.6
Income taxes	27.7	27.5

INCOME FROM CONTINUING OPERATIONS	57.4	65.1
Loss from discontinued operations, net of tax	(0.5)	(15.8)

NET INCOME	$56.9	$49.3

Weighted average shares outstanding:
Basic	276.9	275.9
Diluted	278.2	277.9

Earnings (loss) per share:
Basic —
Income from continuing operations	$0.21	$0.24
Loss from discontinued operations	—	(0.06)

Earnings per common share	$0.21	$0.18

Diluted —
Income from continuing operations	$0.21	$0.23
Loss from discontinued operations	—	(0.05)

Earnings per common share	$0.20	$0.18

Dividends per share	$0.21	$0.21
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$752.1	$329.2
Accounts receivable, net	1,029.6	1,166.4
Inventories, net	1,091.7	940.4
Deferred income taxes	102.1	102.0
Prepaid expenses and other	127.6	113.7

TOTAL CURRENT ASSETS	3,103.1	2,651.7

PROPERTY, PLANT AND EQUIPMENT, NET	690.3	688.6

DEFERRED INCOME TAXES	24.6	29.4

GOODWILL	2,665.3	2,608.7

OTHER INTANGIBLE ASSETS, NET	508.2	501.8

OTHER ASSETS	214.3	202.7

TOTAL ASSETS	$7,205.8	$6,682.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
(Amounts in millions, except par value)

	March 31,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$571.6	$616.9
Accrued compensation	100.4	170.7
Other accrued liabilities	703.8	744.7
Income taxes payable	15.3	44.0
Notes payable	11.4	15.3
Current portion of long-term debt	900.3	972.2

TOTAL CURRENT LIABILITIES	2,302.8	2,563.8

LONG-TERM DEBT	1,946.9	1,197.4

OTHER NONCURRENT LIABILITIES	706.2	674.4

STOCKHOLDERS’ EQUITY:
Preferred Stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	292.9	292.6
Outstanding shares, before treasury:
2008 - 292.9
2007 - 292.6
Treasury stock, at cost;	(417.1)	(415.1)
Shares held:
2008 - 16.0
2007 - 15.9
Additional paid-in capital	578.5	570.3
Retained earnings	1,919.6	1,922.7
Accumulated other comprehensive loss	(124.0)	(123.2)

TOTAL STOCKHOLDERS’ EQUITY	2,249.9	2,247.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,205.8	$6,682.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2008	2007

OPERATING ACTIVITIES:
Net income	$56.9	$49.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	44.2	46.1
Deferred income taxes	24.5	37.6
Non-cash restructuring costs	(3.8)	1.2
(Gain) loss on sale of assets	(0.1)	0.3
Stock-based compensation expense	7.5	8.5
Loss on disposal of discontinued operations	0.5	15.6
Income tax benefits	—	(1.9)
Other	0.4	(1.9)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	156.0	140.2
Inventories	(131.9)	(77.7)
Accounts payable	(53.4)	3.1
Accrued liabilities and other	(223.4)	(205.9)
Discontinued operations	(0.6)	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(123.2)	14.5

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(28.9)	(8.3)
Capital expenditures	(40.0)	(32.6)
Disposals of noncurrent assets and sales of businesses	0.5	(7.3)

NET CASH USED IN INVESTING ACTIVITIES	(68.4)	(48.2)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	747.3	349.7
Payments on notes payable and long-term debt	(79.6)	(253.0)
Cash dividends	(58.8)	(58.6)
Proceeds from exercised stock options and other	(1.0)	11.7

NET CASH PROVIDED BY FINANCING ACTIVITIES	607.9	49.8

Currency rate effect on cash and cash equivalents	6.6	0.7

INCREASE IN CASH AND CASH EQUIVALENTS	422.9	16.8

Cash and cash equivalents at beginning of period	329.2	201.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$752.1	$217.8

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.
Seasonal Variations: The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter.
Reclassifications: Certain amounts in the prior period have been reclassified to conform to the current year presentation.
New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. The Company prospectively adopted the effective provisions of SFAS 157 on January 1, 2008, as required for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. The FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The implementation of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated financial statements.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 160 is effective for the Company on January 1, 2009. The Company is still in the process of evaluating the impact SFAS 160 will have on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s consolidated financial statements.
Footnote 2 — Discontinued Operations
The following table summarizes the results of businesses reported as discontinued operations for the three months ended March 31, (in millions):

	2008	2007

Net sales	$—	$3.6

Loss from operations of discontinued operations, net of an income tax benefit of $- million for each of the three months ended March 31, 2008 and 2007	$—	$(0.2)
Loss on disposal of discontinued operations, net of an income tax benefit of $0.5 million and $4.0 million for the three months ended March 31, 2008 and 2007, respectively	(0.5)	(15.6)

Loss from discontinued operations, net of tax	$(0.5)	$(15.8)

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
In connection with these transactions, the Company recorded a loss of $13.0 million, net of tax, to complete the divestiture of Home Décor Europe in the first quarter of 2007. The first quarter 2007 net loss is reported in the table above as part of the loss on disposal of discontinued operations. The remainder of the loss on disposal of discontinued operations, approximately $2.6 million, net of tax, in the first quarter of 2007 related to contingencies associated with other prior divestitures.
Footnote 3 — Restructuring Costs
Project Acceleration Restructuring Activities
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. In connection with Project Acceleration, the Board of Directors of the Company approved a restructuring plan (the “Plan”) that commenced in the fourth quarter of 2005. The Plan is designed to reduce manufacturing overhead, to better align the Company’s distribution and transportation processes to achieve logistical excellence, and to reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the Global Business Unit. The savings generated from the Plan will allow the Company to increase investment in new product development, brand building and marketing. Project Acceleration includes the anticipated closures of approximately one-third of the Company’s 64 manufacturing facilities, thereby optimizing the Company’s geographic manufacturing footprint. Since the Plan’s inception, the Company has announced the closure of 19 manufacturing facilities and approximately five additional facilities remain to be closed. In total through March 31, 2008, the Company has recorded $220.7 million of costs related to Project Acceleration, of which $90.1 million related to facility and other exit costs, $99.1 million related to employee severance and termination benefits and $31.5 million related to exited contractual commitments and other restructuring costs. Total restructuring costs exclude costs associated with discontinued operations. The Plan is expected to result in cumulative restructuring costs over the life of the initiative of approximately $375 million to $400 million ($315 million to $340 million after tax), with between $125 million and $150 million ($100 million to $125 million after tax) expected to be incurred in 2008. Approximately two-thirds of the cumulative costs are expected to be cash costs.
The table below shows the restructuring costs recognized for Project Acceleration restructuring activities for the three months ended March 31, (in millions):

	2008	2007

Facility and other exit costs	$(3.8)	$2.4
Employee severance and termination benefits	18.0	12.3
Exited contractual commitments and other	2.8	0.8

	$17.0	$15.5

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the three months ended March 31, 2008 is as follows (in millions):

	12/31/07		Costs	3/31/08
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$(3.8)	$3.8	$—
Employee severance and termination benefits	22.5	18.0	(14.0)	26.5
Exited contractual commitments and other	16.2	2.8	(2.8)	16.2

	$38.7	$17.0	$(13.0)	$42.7

The following table depicts the changes in accrued restructuring reserves for the Plan for the three months ended March 31, 2008 aggregated by reportable business segment (in millions):

	12/31/07		Costs	3/31/08
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$0.8	$0.8	$(0.9)	$0.7
Office Products	23.1	9.8	(11.2)	21.7
Tools & Hardware	13.9	0.4	(1.3)	13.0
Other (Home & Family)	—	(0.5)	0.7	0.2
Corporate	0.9	6.5	(0.3)	7.1

	$38.7	$17.0	$(13.0)	$42.7

The table below shows total restructuring costs for the Plan since inception through March 31, 2008, aggregated by reportable business segment (in millions):

Segment	Provision

Cleaning, Organization & Décor	$56.6
Office Products	102.1
Tools & Hardware	40.5
Other (Home & Family)	9.1
Corporate	12.4

$220.7

Pre-Project Acceleration Restructuring Activities
The Company announced a restructuring plan in 2001 (the “2001 Plan”). The specific objectives of the 2001 Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. During the three months ended March 31, 2008, the Company recorded an additional provision relating to the 2001 Plan of $1.4 million, which is included in total restructuring costs for the three months ended March 31, 2008. Approximately $2.4 million of pre-Acceleration restructuring reserves remain as of March 31, 2008.
Cash paid for restructuring activities was $17.9 million and $13.3 million for the three months ended March 31, 2008 and 2007, respectively.
Footnote 4 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31,	December 31,
	2008	2007

Materials and supplies	$192.8	$178.8
Work in process	231.4	179.8
Finished products	667.5	581.8

	$1,091.7	$940.4

Footnote 5 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	March 31,	December 31,
	2008	2007

Medium-term notes	$1,825.0	$1,075.0
Commercial paper	125.0	197.0
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Other long-term debt	12.5	12.9

Total Debt	2,847.2	2,169.6
Current portion of long-term debt	(900.3)	(972.2)

Long-Term Debt	$1,946.9	$1,197.4

In late March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500 million in 5.50% senior unsecured notes with a maturity of April 15, 2013 and $250 million in 6.25% senior unsecured notes with a maturity of April 15, 2018 (collectively, the “Notes”). Net proceeds from this offering will be used to fund acquisitions, repay debt, and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase.
In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into

0.9865 of a share of the Company’s common stock. As of March 31, 2008, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding at March 31, 2008, which are callable at 100.0% of the liquidation preference. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of March 31, 2008, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.
On March 15, 2007, the Company paid off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and through the issuance of commercial paper.
Footnote 6 — Employee Benefit and Retirement Plans
Effective January 1, 2008, the Company prospectively adopted the measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). Beginning with the year ended December 31, 2008, SFAS 158 requires the measurement date for defined benefit plan assets and obligations to coincide with the date of the employer’s fiscal year end statement of financial position, which for the Company is December 31. The Company has historically measured defined benefit plan assets and liabilities for the majority of its plans on September 30 for its year-end statement of financial position. The impact on the Condensed Consolidated Financial Statements of the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans with September 30 plan year-ends resulted in an adjustment to decrease retained earnings at January 1, 2008 by $1.1 million.
The following table presents the components of the Company’s pension cost, including the supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International

	2008	2007	2008	2007

Service cost-benefits earned during the period	$1.1	$0.9	$1.6	$1.8
Interest cost on projected benefit obligation	13.0	12.8	7.7	6.8
Expected return on plan assets	(14.4)	(14.6)	(7.6)	(6.7)
Amortization of:
Prior service cost	0.3	—	—	—
Actuarial loss	1.8	2.2	1.0	1.1
Curtailment & special termination benefit gains	—	—	—	(2.4)

Net periodic pension cost	$1.8	$1.3	$2.7	$0.6

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
The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2008	2007

Service cost-benefits earned during the period	$0.4	$0.4
Interest cost on projected benefit obligation	2.4	2.7
Amortization of prior service benefit	(0.6)	(0.6)

Net other postretirement benefit costs	$2.2	$2.5

The Company made a cash contribution to the Company sponsored profit sharing plan of $19.4 million and $18.4 million in the three months ended March 31, 2008 and 2007, respectively.
Footnote 7 — Income Taxes
As of March 31, 2008, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2007.
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. This rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and other items.
Footnote 8 — Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three months ended March 31, (in millions, except per share data):

	2008	2007

Numerator for basic and diluted earnings per share:
Income from continuing operations	$57.4	$65.1
Loss from discontinued operations	(0.5)	(15.8)

Net income for basic and diluted earnings per share	$56.9	$49.3

Denominator:
Denominator for basic earnings per share — weighted-average shares	276.9	275.9
Dilutive securities (1)	1.3	2.0
Convertible preferred securities (2)	—	—

Denominator for diluted earnings per share	278.2	277.9

Basic earnings (loss) per share:
Income from continuing operations	$0.21	$0.24
Loss from discontinued operations	—	(0.06)

Earnings per common share	$0.21	$0.18

Diluted earnings (loss) per share:
Income from continuing operations	$0.21	$0.23
Loss from discontinued operations	—	(0.05)

Earnings per common share	$0.20	$0.18

(1)
Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for the three months ended March 31, 2008 and 2007 exclude the effect of approximately 16.8 million and 7.2 million stock options, respectively, because such options were anti-dilutive.

(2)
The convertible preferred securities are anti-dilutive for each of the three months ended March 31, 2008 and 2007, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million for each of the three months ended March 31, 2008 and 2007. Weighted-average shares outstanding would have increased by 8.3 million shares for each of the three months ended March 31, 2008 and 2007.

Footnote 9 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains/(losses) on derivative instruments and unrecognized pension and other post retirement costs.
The following table displays the components of accumulated other comprehensive loss (in millions):

		Unrecognized
	Foreign Currency	Pension & Other	After-tax
	Translation	Postretirement	Derivative Hedging	Accumulated Other
	Gain/(Loss)	Costs, net of tax	Gain	Comprehensive Loss

Balance at December 31, 2007	$69.8	$(202.4)	$9.4	$(123.2)
Current period change	(10.3)	1.6	7.9	(0.8)

Balance at March 31, 2008	$59.5	$(200.8)	$17.3	$(124.0)

Comprehensive income amounted to the following for the three months ended March 31, (in millions):

	2008	2007

Net income	$56.9	$49.3
Foreign currency translation loss	(10.3)	(12.9)
Unrecognized pension & other postretirement costs, net of tax	0.9	—
After-tax derivative hedging gain	7.9	0.8

Comprehensive income	$55.4	$37.2

The Company recorded an adjustment at January 1, 2008 to accumulated other comprehensive loss of $0.7 million related to the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans. The adjustment is therefore included in the accumulated other comprehensive loss balance at March 31, 2008, but is excluded from comprehensive income for the three months ended March 31, 2008.
Footnote 10 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The following table presents the impact of stock-based compensation expense, which is recorded in selling, general and administrative expenses, for the three months ended March 31, (in millions):

	2008	2007

Reduction to income before income taxes	$7.5	$8.5

Reduction to net income	$4.7	$5.3

The fair value of stock option awards granted during the three months ended March 31, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007

Weighted-average fair value of grants	$4	$7
Risk-free interest rate	2.7%	4.8%
Dividend yield	3.6%	2.8%
Expected volatility	25%	25%
Expected life (in years)	5.5	5.5
The Company utilized its historical experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2008 (shares in millions):

		Weighted
		Average
		Exercise
	Shares	Price	Exercisable

Outstanding at December 31, 2007	16.0	$27	7.3
Granted	3.9	23
Exercised	(0.1)	23
Forfeited / expired	(1.9)	29

Outstanding at March 31, 2008	17.9	$26	7.6

At March 31, 2008, the aggregate intrinsic value of exercisable options was $0.7 million.
The following table summarizes the changes in the number of shares of restricted stock for the three months ended March 31, 2008 (shares in millions):

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2007	2.6	$26
Granted	0.9	23
Vested	(0.3)	22
Forfeited	(0.3)	26

Outstanding at March 31, 2008	2.9	$26

Footnote 11 — Fair Value
In the first quarter of 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements.
SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
▪	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

▪
Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The FASB issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company’s assets and liabilities adjusted to fair value at least annually are its commercial paper investments included in cash and cash equivalents, mutual fund investments and derivative instruments, and these assets and liabilities are therefore subject to the measurement and disclosure requirements of SFAS 157. As the Company held no investments included in cash and cash equivalents at January 1, 2008 and the

Company adjusts the value of its mutual fund investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of SFAS 157.
The value of the Company’s mutual fund investments included in its December 31, 2007 balance sheet was $12.8 million. The Company determines the fair value of its mutual fund investments based on quoted market prices (Level 1).
The Company generally uses derivatives for hedging purposes pursuant to SFAS 133, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The aggregate values of derivative assets and liabilities included in the Company’s December 31, 2007 balance sheet were $3.0 million and $67.0 million, respectively. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments.
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 as of March 31, 2008 (in millions):

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
Description	3/31/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Commercial paper investments	$387.0	$387.0	$—	$—
Mutual fund investments	12.5	12.5	—	—
Interest rate swaps	9.5	—	9.5	—
Foreign currency derivatives	1.5	—	1.5	—

Total	$410.5	$399.5	$11.0	$—

Liabilities
Foreign currency derivatives	$118.4	$—	$118.4	$—

Total	$118.4	$—	$118.4	$—

Consistent with the Company’s risk management strategies and business initiatives, the Company generally does not enter into financial contracts or invest in financial assets whose values are not readily determinable using either Level 1 or Level 2 inputs.
Footnote 12 — Industry Segment Information
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

The Company’s segment results are as follows as of and for the three months ended March 31, (in millions):

	Three Months Ended
	March 31,
	2008	2007

Net Sales (1)
Cleaning, Organization & Décor	$464.7	$457.4
Office Products	421.7	406.3
Tools & Hardware	290.3	293.9
Other (Home & Family)	257.0	226.8

	$1,433.7	$1,384.4

Operating Income (Loss) (2)
Cleaning, Organization & Décor	$48.1	$57.2
Office Products	34.5	35.2
Tools & Hardware	35.1	34.2
Other (Home & Family)	30.6	30.4
Corporate	(18.8)	(20.7)
Restructuring Costs	(18.4)	(15.5)

	$111.1	$120.8

	March 31,	December 31,
	2008	2007
Identifiable Assets
Cleaning, Organization & Décor	$770.6	$785.3
Office Products	1,343.2	1,352.7
Tools & Hardware	723.2	712.2
Other (Home & Family)	531.4	344.6
Corporate (3)	3,837.4	3,488.1

	$7,205.8	$6,682.9

Geographic Area Information

	Three Months Ended
	March 31,
	2008	2007

Net Sales
U.S.	$998.4	$1,019.9
Canada	89.1	79.1

North America	1,087.5	1,099.0
Europe	227.6	192.5
Central and South America	61.2	48.7
Other	57.4	44.2

	$1,433.7	$1,384.4

Operating Income (Loss) (2,4)
U.S.	$91.3	$99.1
Canada	17.9	16.4

North America	109.2	115.5
Europe	(11.8)	1.8
Central and South America	3.3	(4.1)
Other	10.4	7.6

	$111.1	$120.8

1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% and 13% of consolidated net sales for the three months ended March 31, 2008 and 2007, respectively, substantially across all business units. Sales to no other customer exceeded 10% of consolidated net sales for either period.

2)
Operating income is net sales less cost of products sold, selling, general and administrative expenses and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

3)	Corporate assets primarily include tradenames and goodwill, capitalized software, investments and deferred tax assets.

4)	The restructuring costs have been reflected in the appropriate geographic regions.
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
Footnote 14 — Subsequent Events
On April 1, 2008, the Company completed the acquisition of substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a leading maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. For the most recent fiscal year ended July 31, 2007, Aprica reported net sales of approximately $122 million. The Company acquired Aprica for approximately $210 million, including the assumption of Aprica’s liabilities, of which certain debt obligations assumed were repaid at closing. The final purchase price is subject to post-closing adjustments for working capital and other matters. Closing for the purchase of Aprica’s operations in China is expected to occur in the second quarter of 2008.
On April 1, 2008, the Company completed the acquisition of Technical Concepts Holdings, LLC, (“Technical Concepts”), a leading global provider of innovative restroom hygiene systems for several high-growth segments of the away-from-home washroom category, based in Mundelein, Illinois. The Company acquired Technical Concepts for approximately $445 million plus acquisition costs. The purchase price includes the repayment of Technical Concepts’ outstanding debt obligations and is subject to post-closing adjustments for working capital and other matters. For the year ended December 31, 2007, Technical Concepts reported net sales of approximately $137 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. With annual sales of over $6 billion, the Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Sharpie®, Graco®, Calphalon®, Irwin®, Lenox®, Levolor®, Paper Mate®, Dymo®, Waterman®, Parker®, Goody®, BernzOmatic® and Amerock®. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in four business segments: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family.
The Company’s vision is to become a global company of Brands That MatterTM and great people, known for best-in-class results. The Company remains committed to investing in strategic brands and new product development, strengthening its portfolio of businesses and products, reducing its supply chain costs and streamlining non-strategic selling, general and administrative expenses (SG&A).
Market Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. While the Company’s strategy is to expand globally, the Company currently derives 75% of its sales in North America. The U.S. macroeconomic environment is very weak, driven largely by the steep decline in the residential housing market, reduced access to credit, rising oil and gas prices, and the resulting decline in consumer confidence. The weakness in the U.S. economy adversely affects the Company’s domestic businesses, most notably the Tools & Hardware and Office Products segments; however, the Company continues to realize strong growth in these segments internationally.
The operating results of sourcers and manufacturers of consumer and commercial products are generally impacted by changes in raw materials (including commodity prices), labor costs, and foreign exchange rates. During the first quarter of 2008, the Company experienced a significantly higher than expected rate of inflation for raw materials, primarily resin and metals, and sourced finished goods. The primary driver for the increase was record-high energy prices, including the price of oil and natural gas, which are inputs to the cost of resin, which represents a little over 10% of the Company’s cost of products sold. The Company now expects the impact of inflation to be approximately $160 million to $180 million higher in 2008 compared to 2007. The impact of inflation and the weakened dollar have also negatively impacted the costs for many commodities, especially in China, which has eroded the margin advantages of product sourced from that region. The Company has pricing initiatives planned for the remainder of 2008 which will help offset some of the inflation.
The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter.
Business Strategy
The key tenets of the Company’s strategy are as follows: Create Consumer-Meaningful Brands, Leverage One Newell Rubbermaid, Achieve Best Total Cost and Nurture 360º Innovation. The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors.
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
▪
The Company’s Home & Family segment achieved double digit sales growth for the quarter ended March 31, 2008 due partly to new demand creation activities and new product launches within its Baby & Parenting Essentials and Beauty & Style businesses.

▪
The Rubbermaid Commercial Products business is seeing results from its end user driven marketing focus. This business delivered another strong quarterly performance with double digit sales growth. Rubbermaid Commercial continues to expand and deliver innovative product offerings, such as decorative refuse, smoking management, micro-fiber cleaning and professional vacuums, all within the past 12 months.

▪
The Company remains committed to increasing selective television, print, direct mail and online advertising, and using sampling and product demonstrations where appropriate, to increase brand awareness and trials among end-users of its brands, including Dymo® and EndiciaTM . During the first quarter 2008, the Company signed a two-year global partnership with David Beckham, one of the world’s most popular soccer players, for a fully integrated Sharpie® marketing campaign that will feature advertising, promotions, in-store displays and online advertising. Throughout 2008, the Company also plans to sponsor the Lenox®, Irwin® and Sharpie® cars in select NASCAR races to increase awareness for these brands.

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
To leverage information and best practices across the Company’s business units, the Company is implementing SAP globally to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. In that effort, the Company’s North American operations of its Home & Family segment successfully went live with its SAP implementation on April 1, 2008. This SAP go-live marks the completion of the second phase in a multi-year rollout aimed at migrating multiple legacy systems and users to a common SAP global information platform. The Company’s Office Products segment previously went live on October 1, 2007 for its North American operations.
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives.
Through Project Acceleration and other initiatives, the Company has made significant progress in reducing its supply chain costs and delivering productivity savings. Project Acceleration includes the closure of approximately one-third of the Company’s 64 manufacturing facilities, optimizing the Company’s geographic manufacturing footprint. Since the inception of Project Acceleration, the Company has announced the closure of 19 manufacturing facilities and expects that approximately five additional facilities will be closed under this program. Project Acceleration is projected to result in cumulative restructuring costs of approximately $375 million to $400 million ($315 million to $340 million after tax). Approximately two-thirds of the cumulative costs are expected to be cash. Annualized savings are still on track to exceed $150 million upon conclusion of the project in 2009.
Additionally, in its move toward logistical excellence, the Company continues to evaluate its supply chain efforts to identify opportunities to realize efficiencies in purchasing, distribution and transportation. For example, the

Company recently announced the creation of a new Southeast distribution center, which will consolidate four smaller warehouses, as part of its efforts to achieve a best cost structure. This distribution center will be located in Atlanta, Georgia and is expected to open in the third quarter of 2008.
Nurture 360º Innovation
The Company has broadened its definition of innovation beyond product invention. The Company defines innovation as both consumer driven product invention and the successful commercialization of invention. It is a rigorous, consumer-centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, formulating how and where to create awareness and trial use and measuring the effectiveness of advertising and promotion spending complete the process. The Company has pockets of excellence using this expanded definition of innovation and continues to build on this competency in its effort to create consumer meaningful brands.
During the first quarter of 2008, the Company announced the introduction of Rubbermaid Produce Saver™ food storage containers, which will help consumers reduce food waste, save money and live healthier lives by keeping produce fresh up to 33 percent longer than traditional Rubbermaid containers.
The Rubbermaid Commercial Products business introduced two new consumer-driven innovations during the first quarter of 2008 to address growing trends in facilities maintenance. The Rubbermaid Pulse™ Floor Cleaning System and Rubbermaid Flow™ Floor Finishing System incorporate advancements in commercial mop technology to address public concerns about transmission of infectious diseases, as well as promote custodial worker well-being and productivity.
Acquisitions
On April 1, 2008, the Company closed on two acquisitions, Aprica and Technical Concepts, which expand its product categories and geographic footprint as well as provide the Company an opportunity to leverage innovation and branding capabilities. Aprica is a leading Japanese brand of premium strollers, car seats and other related juvenile products. This acquisition provides the opportunity to broaden the Company’s Baby & Parenting Essentials presence across Asia, as well as to expand the scope of Aprica’s sales outside of Asia. The Aprica acquisition also provides the critical mass needed for more shared resources in Japan, which will help accelerate investment in the Asia-Pacific region by other business units. The Technical Concepts acquisition gives the Company’s Commercial Products business an entry into the rapidly growing, $2.5 billion away-from-home washroom market. Technical Concepts is a leading global provider of innovative touch-free and automated restroom hygiene systems. This acquisition fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories where performance matters and customers will pay a premium for innovation. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts significantly increases the global footprint of the Commercial Products business.
Conclusion
Despite a challenging economic environment, particularly with respect to significant inflation for raw materials and sourced products, and a weak U.S. economy and housing market, the Company believes it is making the necessary investments now for the long-term success of its business. The Company is committed to driving its key strategic initiatives, investing in strategic brand building to strengthen its brands and drive sales growth, delivering gross margin expansion fueled by improved productivity and better mix, and achieving operating income and earnings per share growth over the long term. During 2008, the Company will continue to focus on developing best-in-class practices and building brands that really matter to its consumers.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three months ended March 31, (in millions, except percentages):

	2008		2007

Net sales	$1,433.7	100.0%	$1,384.4	100.0%
Cost of products sold	943.2	65.8	909.7	65.7

Gross margin	490.5	34.2	474.7	34.3
Selling, general and administrative expenses	361.0	25.2	338.4	24.4
Restructuring costs	18.4	1.3	15.5	1.1

Operating income	111.1	7.7	120.8	8.7
Nonoperating expenses:
Interest expense, net	25.8	1.8	27.4	2.0
Other expense, net	0.2	—	0.8	—

Net nonoperating expenses	26.0	1.8	28.2	2.0

Income from continuing operations before income taxes	85.1	5.9	92.6	6.7
Income taxes	27.7	1.9	27.5	2.0

Income from continuing operations	57.4	4.0	65.1	4.7

Loss from discontinued operations, net of tax	(0.5)	—	(15.8)	(1.1)

Net income	$56.9	4.0%	$49.3	3.6%

Three Months Ended March 31, 2008 vs. Three Months Ended March 31, 2007
Consolidated Operating Results:
Net sales for the three months ended March 31, 2008 were $1,433.7 million, representing an increase of $49.3 million, or 3.6%, from $1,384.4 million for the three months ended March 31, 2007. Sales growth excluding foreign currency was 0.2%. Overall sales growth for the three months ended March 31, 2008 was led by double digit growth in the Home & Family segment and Rubbermaid Commercial and Rubbermaid Food businesses. Partially offsetting these positive sales trends was softness in the Tools & Hardware segment and North American Office Products business as these are the businesses most affected by the weakness in the U.S. economy.
Gross margin, as a percentage of net sales, for the three months ended March 31, 2008 was 34.2%, or $490.5 million, versus 34.3%, or $474.7 million, for the three months ended March 31, 2007. Raw material cost inflation, primarily resin, and sourced product cost inflation was offset by ongoing productivity initiatives, savings from Project Acceleration and favorable pricing and mix.
SG&A expenses for the three months ended March 31, 2008 were 25.2% of net sales, or $361.0 million, versus 24.4% of net sales, or $338.4 million, for the three months ended March 31, 2007. Brand building investments across all segments and spending on corporate initiatives, primarily SAP, drove the year-over-year increase.
The Company recorded restructuring costs of $18.4 million and $15.5 million for the three months ended March 31, 2008 and 2007, respectively. The Company has announced the closure of 19 manufacturing facilities since Project Acceleration’s inception. The Company continues to expect cumulative pre-tax costs of $375 million to $400 million, approximately two-thirds of which are expected to be cash costs, over the life of the initiative. Annualized savings are projected to exceed $150 million upon completion of the project, with an approximate $60 million of savings realized in 2007, and additional projected benefits of $60 million and $30 million in 2008 and 2009, respectively. The first quarter 2008 restructuring costs included $(3.8) million of facility and other exit costs, $18.0 million of employee severance and termination benefits and $4.2 million of exited contractual commitments and other restructuring costs, of which $1.4 million relates to the Company’s 2001 Plan. The first quarter 2007 restructuring costs included $2.4 million of facility and other exit costs, $12.3 million of employee severance and termination benefits and $0.8 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information on these restructuring costs.
Operating income for the three months ended March 31, 2008 was $111.1 million, or 7.7% of net sales, versus $120.8 million, or 8.7% of net sales, for the three months ended March 31, 2007. Strong productivity and favorable pricing during the 2008 quarter were offset by raw material inflation and increased strategic selling, general, and administrative spending related to new product launches and brand building investments.
Net nonoperating expenses for the three months ended March 31, 2008 were 1.8% of net sales, or $26.0 million, versus 2.0% of net sales, or $28.2 million, for the three months ended March 31, 2007. The decrease in net nonoperating expenses is mainly attributable to a decrease in interest expense, driven by favorable interest rates and lower debt levels year-over-year, as the additional borrowings used to fund the April 2008 acquisitions were drawn in the latter part of the 2008 quarter.
The effective tax rate was 32.5% for the three months ended March 31, 2008 versus 29.7% for the three months ended March 31, 2007. The change in the effective tax rate is primarily related to the $1.9 million income tax benefit recorded for the three months ended March 31, 2007 relating to the receipt of an income tax refund, resulting in a reduction in the valuation allowance for deferred tax assets. The Company did not record any similar income tax benefits for the three months ended March 31, 2008. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information.
The Company did not recognize a loss from operations of discontinued operations for the three months ended March 31, 2008, compared to a loss of $0.2 million, net of tax, for the three months ended March 31, 2007. The 2007 loss related to the results of the remaining operations of the Home Décor Europe business. The loss on disposal of discontinued operations for the three months ended March 31, 2008 was $0.5 million, net of tax, compared to $15.6 million, net of tax, for the three months ended March 31, 2007. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business. The total loss from discontinued operations, net of tax, was $0.5 million and $15.8 million for the three months ended March 31, 2008 and 2007, respectively. Diluted loss per share from discontinued operations was $- and $0.05 for the three months ended March 31, 2008 and 2007, respectively. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$464.7	$457.4	1.6%
Office Products	421.7	406.3	3.8
Tools & Hardware	290.3	293.9	(1.2)
Home & Family	257.0	226.8	13.3

Total Net Sales	$1,433.7	$1,384.4	3.6%

Operating income (loss) by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$48.1	$57.2	(15.9)%
Office Products	34.5	35.2	(2.0)
Tools & Hardware	35.1	34.2	2.6
Home & Family	30.6	30.4	0.7
Corporate	(18.8)	(20.7)	9.2
Restructuring Costs	(18.4)	(15.5)	(18.7)

Total Operating Income	$111.1	$120.8	(8.0)%

Cleaning, Organization & Décor
Net sales for the three months ended March 31, 2008 were $464.7 million, an increase of $7.3 million, or 1.6%, from $457.4 million for the three months ended March 31, 2007. Driving the year-over-year improvement was double digit growth in the Rubbermaid Commercial and Rubbermaid Food businesses, partially offset by softness in the Rubbermaid Home and Décor businesses.
Operating income for the three months ended March 31, 2008 was $48.1 million, or 10.4% of sales, a decrease of $9.1 million, or 15.9%, from $57.2 million for the three months ended March 31, 2007. Higher raw material inflation, primarily resin, and strategic brand building investments more than offset the contribution from higher sales during the quarter ended March 31, 2008.
Office Products
Net sales for the three months ended March 31, 2008 were $421.7 million, an increase of $15.4 million, or 3.8%, from $406.3 million for the three months ended March 31, 2007. The sales improvement was driven by favorable foreign currency, double digit growth in the Office Technology business, and high single digit growth in the segment’s international businesses in local currency, partially offset by softness in the domestic writing instrument market driven by weaker foot traffic at U.S. retailers.
Operating income for the three months ended March 31, 2008 was $34.5 million, or 8.2% of sales, a decrease of $0.7 million, or 2.0%, from $35.2 million for the three months ended March 31, 2007. Operating income was relatively flat year-over-year as improvements in sales and gross margin were offset by higher brand building SG&A.
Tools & Hardware
Net sales for the three months ended March 31, 2008 were $290.3 million, a decrease of $3.6 million, or 1.2%, from $293.9 million for the three months ended March 31, 2007. The year-over-year decrease was due to softness in the segment’s domestic businesses affected by the U.S. housing market, partially offset by double digit growth in the European and Latin American businesses.
Operating income for the three months ended March 31, 2008 was $35.1 million, or 12.1% of sales, an increase of $0.9 million, or 2.6%, from $34.2 million for the three months ended March 31, 2007, driven by strong productivity and favorable pricing and mix, which more than offset raw material inflation and softness in the domestic tools businesses.
Home & Family
Net sales for the three months ended March 31, 2008 were $257.0 million, an increase of $30.2 million, or 13.3%, from $226.8 million for the three months ended March 31, 2007. Approximately 4% of the increase in net sales represented a shift from second quarter to first quarter due to the SAP implementation and the timing of certain promotional activities. The remaining high single digit growth was driven by the Baby & Parenting Essentials and Beauty & Style businesses primarily resulting from new product launches and demand creation activities.
Operating income for the three months ended March 31, 2008 was $30.6 million, or 11.9% of sales, an increase of $0.2 million, or 0.7%, from $30.4 million for the three months ended March 31, 2007, essentially flat to last year as volume gains were offset by increased strategic SG&A spending for new product launches and brand building investments.
Liquidity and Capital Resources
Cash and cash equivalents increased as follows for the three months ended March 31, (in millions):

	2008	2007

Cash (used in) provided by operating activities	$(123.2)	$14.5
Cash used in investing activities	(68.4)	(48.2)
Cash provided by financing activities	607.9	49.8
Currency effect on cash and cash equivalents	6.6	0.7

Increase in cash and cash equivalents	$422.9	$16.8

Sources:
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures and use of available borrowing facilities.
In the first three months of 2008, the Company received net proceeds from the issuance of debt of $747.3 million, compared to $349.7 million in the first three months of 2007. In late March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500 million in 5.50% senior unsecured notes due April 2013 and $250 million in 6.25% senior unsecured notes due April 2018 (collectively, the “Notes”). Net proceeds from this offering will be used to fund acquisitions, repay debt, and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all existing and future senior unsecured debt. Proceeds from the issuance of debt in 2007 include the issuance of commercial paper used to fund the repayment of a five-year, $250 million, 6% fixed rate medium term note that came due on March 15, 2007. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
On November 14, 2005, the Company entered into a $750.0 million five-year syndicated revolving credit facility (the “Revolver”). As a result of subsequent extensions, the Revolver will now expire in November 2012. Since one lender elected not to participate in the extensions the Company has a $750.0 million facility through November 2010, and a $725.0 million facility from November 2010 to November 2012. At March 31, 2008 and 2007, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter through 2012. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At March 31, 2008, there was $125.0 million of commercial paper outstanding, classified as current portion of long-term debt, and no standby letters of credit issued under the Revolver.
The Company received cash of $0.5 million for the first three months of 2008 relating to the sale of non-current assets, compared to a use of $7.3 million in the first three months of 2007 relating to the divestiture of the Home Décor Europe businesses.
Uses:
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used in operating activities for the three months ended March 31, 2008 was $123.2 million, compared to $14.5 million provided for the comparable period of 2007. The decrease is attributable primarily to an increase in inventory resulting largely from inventory builds within the Company’s Office Products and Home & Family segments and secondarily to foreign currency effects. Office Products’ inventory levels reflect efforts to avoid service level interruptions during the critical back-to-school season as the Company continues to execute on Project Acceleration. The increase in Home & Family inventory was due to a temporary build-up of safety stock in anticipation of the April 1, 2008 SAP go-live.
The Company made payments on notes payable, commercial paper and long-term debt of $79.6 million and $253.0 million in the three months ended March 31, 2008 and 2007, respectively. The use of cash during the quarter ended

March 31, 2008 mainly represents the pay down of commercial paper while during the first quarter of 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, with available cash and through the issuance of commercial paper.
Dividends paid were $58.8 million and $58.6 million in the first three months of 2008 and 2007, respectively.
Capital expenditures were $40.0 million and $32.6 million in the first three months of 2008 and 2007, respectively.
Cash used for acquisitions was $28.9 million and $8.3 million for the three months ended March 31, 2008 and 2007, respectively. The Company did not invest in significant acquisitions in either period.
Cash used for restructuring activities was $17.9 million and $13.3 million in the first three months of 2008 and 2007, respectively. These payments relate primarily to employee termination benefits. The Company continues to expect to use approximately $100 million of cash on restructuring activities in 2008 related to Project Acceleration. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for additional information.
Liquidity Metrics
Working capital (defined as current assets less current liabilities) at March 31, 2008 was $800.3 million compared to $87.9 million at December 31, 2007. The current ratio was 1.35:1 at March 31, 2008 and 1.03:1 at December 31, 2007. The increase in working capital is primarily attributable to increased cash levels as of March 31, 2008 resulting from the issuance of $750 million medium term notes in March 2008. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for additional information.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was 0.48:1 at March 31, 2008 and 0.45:1 at December 31, 2007.
The Company believes that available cash, cash flows generated from future operations, and availability under its revolving credit facility, including issuing commercial paper, will be adequate to support the cash needs of existing businesses and the repayment of maturing debt on a short-term basis; however, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.
Fair Value Measurements
In the first quarter of 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements.
SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
▪	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

▪
Level 2: Observable inputs other than quoted prices that are directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets; quoted prices for similar or identical assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

▪	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The Financial Accounting Standards Board (“FASB”) issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company’s assets and liabilities adjusted to fair value at least annually are its commercial paper investments included in cash and cash equivalents, mutual fund investments, included in other assets, and derivative instruments, primarily included in other accrued liabilities and other noncurrent liabilities, and these assets and liabilities are therefore subject to the measurement and disclosure requirements of SFAS 157. As the Company held no investments included in cash and cash equivalents at January 1, 2008 and the Company adjusts the value of its mutual fund investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of SFAS 157.
The Company determines the fair value of its mutual fund investments based on quoted market prices (Level 1).
The Company generally uses derivatives for hedging purposes pursuant to SFAS 133, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s derivative instruments.
Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2007.
Market Risk
The Company’s market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to the Company’s policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in rates and prices. The Company does not hold or issue derivative instruments for trading purposes.
The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and floating rate debt. Interest rate swaps may be used to adjust interest rate exposures when appropriate based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense.
The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company focuses on natural hedging techniques of the following form: 1) offsetting or netting of like foreign currency flows, 2) structuring foreign subsidiary balance sheets with appropriate levels of debt to reduce subsidiary net investments and subsidiary cash flows subject to conversion risk, 3) converting excess foreign currency deposits into U.S. dollars or the relevant functional currency and 4) avoidance of risk by denominating contracts in the appropriate functional currency. In addition, the Company utilizes forward contracts and purchased options to hedge commercial and intercompany transactions. Gains and losses related to qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Gains and losses related to qualifying forward exchange contracts, which hedge intercompany loans, are recognized in other comprehensive income as an asset or liability until the underlying transaction occurs.
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

	2008		2007
	Three		Three
	Month	March 31,	Month	March 31,	Confidence
	Average	2008	Average	2007	Level

Market Risk (1)
Interest rates	$13.2	$13.2	$7.8	$7.8	95%
Foreign exchange	$7.4	$7.4	$3.6	$3.6	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
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
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those matters set forth in this Report generally and Exhibit 99.1 to this Report. Some of these factors are described as criteria for success. The Company’s failure to achieve, or limited success in achieving, these objectives could result in actual results differing materially from those expressed or implied in the forward-looking statements. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).

Item 4. Controls and Procedures
As of March 31, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Subsequent to the end of the quarter, the North American operations of the Home & Family segment successfully launched SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure material, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2008:

				Maximum Number /
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of	May Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(1)	per Share	Plans or Programs	Programs
1/1/08-1/31/08	—	—	—	—
2/1/08-2/29/08	98,646	$22.61	—	—
3/1/08-3/31/08	8	$22.89	—	—

Total	98,654	$22.61	—	—

(1)
None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 5. Other Information
Restricted Stock Unit Agreement
As previously reported, on February 13, 2008, the Board of Directors adopted the Newell Rubbermaid Inc. Long-Term Incentive Plan, which provides a methodology for determining the amount of stock options and restricted stock units made to key employees in 2009 and subsequent years under the Company’s 2003 Stock Plan, as amended and restated effective as of February 8, 2006 and further amended August 9, 2006. The program is intended to provide eligible employees long-term incentive compensation with a target value at approximately the 50th percentile of such compensation paid to employees holding comparable job positions at the companies within the Company’s general industry group. Of this value, 40% is paid in an award of non-qualified stock options, 30% is paid in an award of time-based restricted stock units, and 30% is paid in an award of performance-based restricted stock units.
The number of time-based restricted stock units granted to each participant is determined by dividing 30% of the participant’s target value by an amount equal to the fair market value of the common stock on the date of grant, discounted to reflect the potential risk of forfeiture due to the time-based vesting provision. These restricted stock units vest on the third anniversary of the date of grant. At the end of the vesting period, a participant will receive a share of common stock for each restricted stock unit that has vested.

The number of performance-based restricted stock units granted to each participant is determined by dividing 30% of the participant’s target value by an amount equal to the fair market value of the common stock on the date of grant, discounted to reflect the risk of attaining performance goal results at below the target levels as well as the risk of forfeiture. These restricted stock units also vest on the third anniversary of the date of grant. Of this performance-based restricted stock unit grant, 50% is subject to a performance goal based on total shareholder return as compared to the total shareholder return of a comparator group of companies over the three-year vesting period and 50% is subject to a performance goal based on the Company’s increase in total shareholder return over the three-year vesting period. At the end of the vesting period, the number of restricted stock units, and thus the number of shares of common stock actually issued to the participant, will be adjusted depending on the level of achievement of the performance goals, to a maximum of 200% of the initial number of performance-based restricted stock units granted and a minimum of 0% of the initial number of performance-based restricted stock units granted.
The restricted stock units, whether time-based or performance-based, contain accelerated vesting provisions for terminations due to death, disability and retirement. On May 7, 2008, the Board approved a form of Restricted Stock Unit Agreement for employees to reflect the above provisions. A complete copy of the form of Restricted Stock Unit Agreement is filed with this Quarterly Report on Form 10-Q at Exhibit 10.1, and is incorporated herein by this reference.
On May 7, 2008, the Board also approved a form of Restricted Stock Unit Agreement to be used in connection with equity-based compensation for Non-Employee Directors. Under this form of agreement, time-based restricted stock units vest on the first anniversary of the date of grant and have accelerated vesting provisions for termination of service on the Board due to death, disability and retirement. A complete copy of the form of Restricted Stock Unit Agreement for Non-Employee Directors is filed with this Quarterly Report on Form 10-Q at Exhibit 10.1, and is incorporated herein by this reference.
Newell Rubbermaid Inc. Management Cash Bonus Plan
On February 13, 2008, the Board of Directors of Newell Rubbermaid Inc. adopted a Management Cash Bonus Plan, effective as of January 1, 2008 (the “Bonus Plan”). The Bonus Plan provides for the payment of annual cash bonuses to eligible employees, and was approved by stockholders at the Company’s May 6, 2008 Annual Meeting of Stockholders.
The Bonus Plan is administered by the Organizational Development & Compensation Committee of the Board, which has full authority to select the employees eligible for bonus awards under the Bonus Plan, determine when the employee’s participation in the Bonus Plan will begin, and determine the performance goals pursuant to which bonus amounts will be determined.
For each calendar year, the Committee will establish corporate, group and division performance goals and a bonus payment schedule detailing the amount that may be paid to each participant based upon the level of attainment of the applicable performance goals. The performance goals may be based on one or more of the following business criteria: earnings per share; total shareholder return; cash flow; operating income; sales growth; common stock price; return on equity; return on assets; return on investment; net income; and expense management. Performance goals may be absolute in their terms or measured against or in relationship to the performance of other companies or indices selected by the Committee. The performance goals may be particular to one or more subsidiaries, groups or divisions or may be based on the performance of the Company as a whole.
Bonus payments for the 2008 calendar year will be based on a combination of the following business criteria. For Corporate participants, 100% of the bonus payment will be based on the Company’s earnings per share, cash flow and sales growth. For Group participants, 50% of the bonus payment will be based on Corporate performance criteria, and 50% of the bonus payment will be based on Group operating income, cash flow and sales growth. Bonus payments for calendar years subsequent to 2008 will be based on the same performance criteria described above, unless the Committee establishes different criteria.
The bonus amount payable is a percentage of salary based upon an employee’s participation category and the level of attainment of the applicable performance goals, as set forth in the Bonus Plan. Performance below the target levels will result in lower or no bonus payments. The Committee may not increase the amount payable, but has discretionary authority to decrease the amount, in the aggregate or with respect to one or more individual components, taking into account individual and/or corporate performance. No award will be paid for any calendar year or portion thereof to a participant whose employment with the Company terminates during the year for a reason other than retirement, disability, death or other reason approved by the Committee. The Executive Vice President of Human Resources, or the Board in the case of the CEO, retains the right to terminate an employee’s participation in the Bonus Plan at any time, in which case no bonus may be paid.

Because the Bonus Plan is intended to meet the requirements of Section 162(m) of the Internal Revenue Code, it was subject to stockholder approval. A complete copy of the Bonus Plan was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008, and is incorporated herein by this reference.
Retirement of Director
General Gordon Sullivan retired as a director at the Company’s May 6, 2008 Annual Meeting of Stockholders in accordance with the Company’s Corporate Governance Guidelines as described in the Proxy Statement for the meeting. The Corporate Governance Guidelines provide for mandatory director retirement at the annual meeting immediately following the attainment of age 70.
Item 6. Exhibits

3.1
Certificate of Elimination of the Junior Participating Preferred Stock, Series B of Newell Rubbermaid Inc. dated as of March 11, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 11, 2008).

3.2	Restated Certificate of Incorporation of Newell Rubbermaid Inc. as amended as of May 6, 2008.

4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc. as amended as of May 6, 2008, is included in Item 3.2.

4.2
Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 25, 2008).

4.3
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 25, 2008).

10.1	Forms of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan.

10.2
Form of Restricted Stock Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as revised February 13, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 13, 2008).

10.3	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.5
Separation Agreement and General Release dated February 28, 2008, between the Company and Steven G. Marton (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

10.7
Newell Rubbermaid Inc. Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan adopted February 13, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 13, 2008).

10.8
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

NEWELL RUBBERMAID INC. Registrant
Date: May 12, 2008	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer