Form 10-Q
period 2008-06-30
NEWELL RUBBERMAID INC
filed 2008-08-11
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2008: 277.1 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$1,825.1	$1,693.1	$3,258.8	$3,077.5
Cost of products sold	1,201.9	1,087.5	2,145.1	1,997.2

GROSS MARGIN	623.2	605.6	1,113.7	1,080.3
Selling, general and administrative expenses	392.9	357.3	753.9	695.7
Restructuring costs	69.4	15.5	87.8	31.0

OPERATING INCOME	160.9	232.8	272.0	353.6
Nonoperating expenses:
Interest expense, net	38.7	27.5	64.5	54.9
Other expense, net	0.8	1.5	1.0	2.3

Net nonoperating expenses	39.5	29.0	65.5	57.2

INCOME BEFORE INCOME TAXES	121.4	203.8	206.5	296.4
Income taxes	28.9	60.6	56.6	88.1

INCOME FROM CONTINUING OPERATIONS	92.5	143.2	149.9	208.3
Loss from discontinued operations, net of tax	—	(1.0)	(0.5)	(16.8)

NET INCOME	$92.5	$142.2	$149.4	$191.5

Weighted average shares outstanding:
Basic	277.1	276.0	277.0	275.9
Diluted	278.2	286.1	278.2	277.9
Earnings (loss) per share:
Basic —
Income from continuing operations	$0.33	$0.52	$0.54	$0.75
Loss from discontinued operations	—	—	—	(0.06)

Earnings per common share	$0.33	$0.52	$0.54	$0.69

Diluted —
Income from continuing operations	$0.33	$0.51	$0.54	$0.75
Loss from discontinued operations	—	—	—	(0.06)

Earnings per common share	$0.33	$0.51	$0.54	$0.69

Dividends per share	$0.21	$0.21	$0.42	$0.42
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	June 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$211.4	$329.2
Accounts receivable, net	1,312.7	1,166.4
Inventories, net	1,141.3	940.4
Deferred income taxes	109.6	102.0
Prepaid expenses and other	137.1	113.7

TOTAL CURRENT ASSETS	2,912.1	2,651.7
PROPERTY, PLANT AND EQUIPMENT, NET	675.3	688.6
DEFERRED INCOME TAXES	—	29.4
GOODWILL	3,087.1	2,608.7
OTHER INTANGIBLE ASSETS, NET	657.0	501.8
OTHER ASSETS	232.1	202.7

TOTAL ASSETS	$7,563.6	$6,682.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
(Amounts in millions, except par value)

	June 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$656.8	$616.9
Accrued compensation	108.4	170.7
Other accrued liabilities	822.2	744.7
Income taxes payable	12.0	44.0
Notes payable	28.0	15.3
Current portion of long-term debt	1,065.8	972.2

TOTAL CURRENT LIABILITIES	2,693.2	2,563.8

DEFERRED INCOME TAXES	1.4	—
LONG-TERM DEBT	1,959.8	1,197.4
OTHER NONCURRENT LIABILITIES	605.8	674.4
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.0	292.6
Outstanding shares, before treasury:
2008 - 293.0
2007 - 292.6
Treasury stock, at cost:	(417.3)	(415.1)
Shares held:
2008 - 15.9
2007 - 15.9
Additional paid-in capital	589.2	570.3
Retained earnings	1,953.5	1,922.7
Accumulated other comprehensive loss	(115.0)	(123.2)

TOTAL STOCKHOLDERS’ EQUITY	2,303.4	2,247.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,563.6	$6,682.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended June 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$149.4	$191.5
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	91.0	92.4
Deferred income taxes	29.1	41.7
Non-cash restructuring costs	46.4	6.4
Gain on sale of assets	—	(0.8)
Stock-based compensation expense	16.9	18.5
Loss on disposal of discontinued operations	0.5	16.6
Income tax benefits	—	(1.9)
Other	0.8	(2.4)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(87.7)	(79.9)
Inventories	(132.8)	(102.9)
Accounts payable	(8.4)	82.3
Accrued liabilities and other	(224.6)	(88.7)
Discontinued operations	(1.9)	—

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(121.3)	172.8

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(644.1)	(49.5)
Capital expenditures	(78.2)	(69.0)
Disposals of noncurrent assets and sales of businesses	0.5	(2.8)

NET CASH USED IN INVESTING ACTIVITIES	(721.8)	(121.3)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	919.7	353.4
Payments on notes payable and long-term debt	(81.7)	(345.0)
Cash dividends	(117.4)	(117.3)
Proceeds from exercised stock options and other	0.2	16.6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	720.8	(92.3)

Currency rate effect on cash and cash equivalents	4.5	2.6

DECREASE IN CASH AND CASH EQUIVALENTS	(117.8)	(38.2)
Cash and cash equivalents at beginning of period	329.2	201.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$211.4	$162.8

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
New Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. The Company prospectively adopted the effective provisions of SFAS 157 on January 1, 2008, as required for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. In accordance with SFAS 157, the Company expanded its disclosures regarding the fair values of financial assets and liabilities. See Note 12. The FASB deferred the effective date of SFAS 157 for one year as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis. The implementation of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company will prospectively adopt SFAS 141(R) on January 1, 2009.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 160 is effective for the Company on January 1, 2009. The Company is still in the process of evaluating the impact SFAS 160 will have on the Company’s consolidated financial statements. The Company will prospectively adopt SFAS 160 on January 1, 2009.
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
In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”).  FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful lives of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets.  The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP SFAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a significant impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The adoption of SFAS 162 is not expected to have a material effect on the Company’s financial statements.
In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on January 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company’s consolidated financial statements.
Footnote 2 — Acquisitions
Technical Concepts
On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $451.3 million, which includes transaction costs and the repayment of Technical Concepts’ outstanding debt obligations at closing. Technical Concepts provides innovative touch-free and automated restroom hygiene systems in the away-from-home washroom category. The Technical Concepts acquisition gives the Company’s Commercial Products business an entry into the away-from-home washroom market and fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts increases the global footprint of the Company’s Commercial Products business. For the year ended December 31, 2007, Technical Concepts reported net sales of approximately $137 million.
This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, the Company allocated $46.8 million of the purchase price to identified tangible net assets and $90.8 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $313.7 million as goodwill, which is included in the Condensed Consolidated Balance Sheet at June 30, 2008. The final purchase price is subject to post-closing adjustments for working capital and other matters. Technical Concepts’ results of operations are included in the Company’s Condensed Consolidated Financial Statements since the acquisition date. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
Aprica
On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired

Aprica’s assets for $153.6 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. The acquisition provides the opportunity for the Company’s Baby & Parenting Essentials business to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside of Asia. For the fiscal year ended July 31, 2007, Aprica reported net sales of approximately $122 million.
This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, the Company allocated $5.1 million of the purchase price to identified tangible net liabilities and $58.1 million of the purchase price to identified intangible assets. The Company recorded the excess of purchase price over the aggregate fair values of $100.6 million as goodwill, which is included in the Condensed Consolidated Balance Sheet at June 30, 2008. Aprica’s results of operations are included in the Company’s Condensed Consolidated Financial Statements since the acquisition date. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented. The closing for the purchase of Aprica’s operations in China, which is not expected to be material, is expected to occur in the third quarter of 2008.
Footnote 3 — Discontinued Operations
The following table summarizes the results of businesses reported as discontinued operations for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$—	$—	$—	$3.6

Loss from operations of discontinued operations, net of income tax expense of $— million for all periods presented	$—	$—	$—	$(0.2)
Loss on disposal of discontinued operations, net of income tax benefit of $— million and $0.5 million for the three and six months ended June 30, 2008, respectively, and income tax expense of $0.1 million and income tax benefit of $3.9 million for the three and six months ended June 30, 2007, respectively	—	(1.0)	(0.5)	(16.6)

Loss from discontinued operations, net of tax	$—	$(1.0)	$(0.5)	$(16.8)

No amounts related to interest expense have been allocated to discontinued operations.
Home Décor Europe
The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia® and other local brands. In September 2006, the Company entered into an agreement for the sale of portions of the Home Décor Europe business to a global manufacturer and marketer of window treatments and furnishings. The Central and Eastern European, Nordic and Portuguese operations of this business were sold on December 1, 2006. The sale of the operations in Poland and the Ukraine closed on February 1, 2007. In October 2006, the Company received a binding offer for the sale of the Southern European region of the Home Décor Europe business to another party. The sale of the operations in France and Spain closed on January 1, 2007 and in Italy on January 31, 2007.
In connection with these transactions, the Company recorded a loss of $1.6 million and $14.6 million, net of tax, in the three and six months ended June 30, 2007, respectively, to complete the divestiture of Home Décor Europe. The loss is reported in the table above as part of the loss on disposal of discontinued operations. The remainder of the loss on disposal of discontinued operations for the six months ended June 30, 2007, approximately $2.0 million, net of tax, related to contingencies associated with other prior divestitures.

Footnote 4 — Restructuring Costs
Project Acceleration Restructuring Activities
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration was designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit (the “Plan”).
On July 15, 2008, the Company announced an expansion of Project Acceleration so that, in addition to the Plan’s original objectives, it will also now provide for divesting, downsizing or exiting certain product categories (the “Plan Expansion”). The Plan Expansion is intended to reduce the Company’s exposure to volatile commodity markets, particularly resin. Therefore, a significant portion of the product categories that are the subject of the Plan Expansion are highly resin-intensive. The Plan Expansion is expected to impact product categories that had combined annual sales in 2007 of approximately $500 million. The Plan Expansion is expected to be complete within 12 months, and is expected to result in cumulative pre-tax restructuring charges (including asset impairments) totaling between $80 and $100 million.
Project Acceleration includes the anticipated closures of certain of the Company’s manufacturing and distribution facilities to optimize the Company’s geographic footprint and is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million ($405 and $425 million after-tax), which includes the expected $80 to $100 million of charges associated with the Plan Expansion. Specifically, in connection with Project Acceleration, the Company expects to incur approximately $250 to $270 million in employee-related costs, including severance, pension costs and other termination benefits and employee relocation; approximately $155 to $175 million in non-cash asset related costs; and approximately $50 to $70 million in other associated costs, including contract termination fees. Approximately 67% of the Project Acceleration restructuring costs are expected to be cash charges. The Company expects to incur between $175 and $225 million ($125 and $165 million after-tax) of Project Acceleration restructuring costs in 2008.
The savings generated from the Plan will allow the Company to increase investment in new product development, brand building and marketing. Annual savings from the Plan are projected to be between $175 and $200 million once fully implemented in 2010.
In total through June 30, 2008, the Company has recorded $290.1 million of costs related to the Plan, including the Plan Expansion, of which $140.3 million related to facility and other exit costs, $111.4 million related to employee severance, termination benefits and employee relocation costs, and $38.4 million related to exited contractual commitments and other restructuring costs.
The table below shows the restructuring costs recognized for Project Acceleration restructuring activities for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Facility and other exit costs	$50.2	$6.0	$46.4	$8.4
Employee severance and termination benefits	12.3	7.5	30.3	19.8
Exited contractual commitments and other	6.9	2.0	9.7	2.8

	$69.4	$15.5	$86.4	$31.0

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the six months ended June 30, 2008 is as follows (in millions):

	12/31/07		Costs	6/30/08
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$46.4	$(46.4)	$—
Employee severance and termination benefits	22.5	30.3	(29.0)	23.8
Exited contractual commitments and other	16.2	9.7	(4.8)	21.1

	$38.7	$86.4	$(80.2)	$44.9

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the three and six months ended June 30, aggregated by reportable business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2008	2007	2008	2007

Cleaning, Organization & Décor	$39.8	$1.4	$40.6	$2.6
Office Products	12.3	5.7	22.1	16.3
Tools & Hardware	12.9	6.9	13.3	9.2
Other (Home & Family)	1.3	0.6	0.8	1.0
Corporate	3.1	0.9	9.6	1.9

	$69.4	$15.5	$86.4	$31.0

The following table depicts the changes in accrued restructuring reserves for the Plan for the six months ended June 30, 2008 aggregated by reportable business segment (in millions):

	12/31/07		Costs	6/30/08
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$0.8	$40.6	$(40.3)	$1.1
Office Products	23.1	22.1	(24.3)	20.9
Tools & Hardware	13.9	13.3	(12.3)	14.9
Other (Home & Family)	—	0.8	(0.1)	0.7
Corporate	0.9	9.6	(3.2)	7.3

	$38.7	$86.4	$(80.2)	$44.9

The table below shows total restructuring costs for the Plan since inception through June 30, 2008, aggregated by reportable business segment (in millions):

Segment	Provision

Cleaning, Organization & Décor	$96.4
Office Products	114.4
Tools & Hardware	53.4
Other (Home & Family)	10.4
Corporate	15.5

$290.1

Pre-Project Acceleration Restructuring Activities
The Company announced a restructuring plan in 2001 (the “2001 Plan”). The specific objectives of the 2001 Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. During the first quarter of 2008, the Company recorded an additional provision relating to the 2001 Plan of $1.4 million, which is included in total restructuring costs for the six months ended June 30, 2008. Approximately $2.3 million of pre-Acceleration restructuring reserves remain as of June 30, 2008.
Cash paid for all restructuring activities was $17.2 million and $35.1 million for the three and six months ended June 30, 2008, respectively, and $15.0 million and $28.3 million for the three and six months ended June 30, 2007, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30,	December 31,
	2008	2007

Materials and supplies	$192.5	$178.8
Work in process	225.9	179.8
Finished products	722.9	581.8

	$1,141.3	$940.4

Footnote 6 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	June 30,	December 31,
	2008	2007

Medium-term notes	$1,825.0	$1,075.0
Commercial paper	298.0	197.0
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Other long-term debt	17.9	12.9

Total Debt	3,025.6	2,169.6
Current portion of long-term debt	(1,065.8)	(972.2)

Long-Term Debt	$1,959.8	$1,197.4

In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500 million in 5.50% senior unsecured notes with a maturity of April 15, 2013 and $250 million in 6.25% senior unsecured notes with a maturity of April 15, 2018 (collectively, the “Notes”). Interest on the Notes is payable semi-annually on April 15 and October 15 beginning October 15, 2008. Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase.
In September 2006, in accordance with the terms of the Company’s 2001 receivables facility with a financial institution, the Company’s financing entity caused its $450 million outstanding preferred debt securities to be exchanged for a two year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. The Note must be repaid before the Company can have access to the financing entity’s receivables. The receivables and the Note are recorded in the Condensed Consolidated Balance Sheets of the Company at December 31, 2007 and June 30, 2008, and the Note is classified as current portion of long-term debt in the Company’s Condensed Consolidated Balance Sheets at December 31, 2007 and June 30, 2008 based on its September 2008 maturity date. The Company expects to extend or refinance the Note prior to its maturity.
In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of June 30, 2008, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding at June 30, 2008, which are callable at 100% of the liquidation preference. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of June 30, 2008, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Footnote 7 — Employee Benefit and Retirement Plans
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
The following table presents the components of the Company’s pension cost, including the supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International
	2008	2007	2008	2007

Service cost-benefits earned during the period	$1.2	$0.9	$1.6	$1.9
Interest cost on projected benefit obligation	13.1	12.8	8.0	6.9
Expected return on plan assets	(14.5)	(14.6)	(7.6)	(6.8)
Amortization of:
Prior service cost	0.3	—	—	—
Actuarial loss	1.8	2.2	0.9	1.1

Net periodic pension cost	$1.9	$1.3	$2.9	$3.1

The following table presents the components of the Company’s pension cost, including the supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International
	2008	2007	2008	2007

Service cost-benefits earned during the period	$2.3	$1.9	$3.2	$3.7
Interest cost on projected benefit obligation	26.1	25.6	15.7	13.7
Expected return on plan assets	(28.9)	(29.3)	(15.2)	(13.6)
Amortization of:
Prior service cost	0.6	—	—	—
Actuarial loss	3.6	4.4	1.9	2.2
Curtailment & special termination benefit gains	—	—	—	(2.4)

Net periodic pension cost	$3.7	$2.6	$5.6	$3.6

In the first quarter of 2007, the Company recorded a $2.4 million curtailment gain resulting from the closure of a European manufacturing facility within the Company’s Office Products segment.
The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost-benefits earned during the period	$0.4	$0.5	$0.8	$0.9
Interest cost on projected benefit obligation	2.4	2.7	4.8	5.4
Amortization of prior service benefit	(0.6)	(0.6)	(1.2)	(1.2)

Net other postretirement benefit costs	$2.2	$2.6	$4.4	$5.1

The Company made a cash contribution to the Company-sponsored profit sharing plan of $19.4 million and $18.4 million during the first quarter of 2008 and 2007, respectively.

Footnote 8 — Income Taxes
As of June 30, 2008, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2007.
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
Footnote 9 — Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Numerator for basic earnings per share:
Income from continuing operations	$92.5	$143.2	$149.9	$208.3
Loss from discontinued operations	—	(1.0)	(0.5)	(16.8)

Net income for basic earnings per share	$92.5	$142.2	$149.4	$191.5

Numerator for diluted earnings per share:
Income from continuing operations	$92.5	$143.2	$149.9	$208.3
Effect of convertible preferred securities (1)	—	3.6	—	—

Income from continuing operations for diluted earnings per share	92.5	146.8	149.9	208.3
Loss from discontinued operations	—	(1.0)	(0.5)	(16.8)

Net income for diluted earnings per share	$92.5	$145.8	$149.4	$191.5

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	277.1	276.0	277.0	275.9
Dilutive securities (2)	1.1	1.8	1.2	2.0
Convertible preferred securities (1)	—	8.3	—	—

Denominator for diluted earnings per share	278.2	286.1	278.2	277.9

Basic earnings (loss) per share:
Earnings from continuing operations	$0.33	$0.52	$0.54	$0.75
Loss from discontinued operations	—	—	—	(0.06)

Earnings per share	$0.33	$0.52	$0.54	$0.69

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.33	$0.51	$0.54	$0.75
Loss from discontinued operations	—	—	—	(0.06)

Earnings per share	$0.33	$0.51	$0.54	$0.69

(1)
The convertible preferred securities are anti-dilutive for each of the six months ended June 30, 2008 and 2007, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $7.1 million for both the six months ended June 30, 2008 and 2007. Weighted-average shares outstanding would have increased by 8.3 million shares for both the six months ended June 30, 2008 and 2007. The convertible preferred securities are anti-dilutive for the three months ended June 30, 2008, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million for the three months ended June 30, 2008 and weighted-average shares outstanding would have increased by 8.3 million shares.

(2)
Dilutive securities include “in the money options” and restricted stock units and awards. The weighted-average shares outstanding exclude the effect of approximately 17.9 million and 7.9 million stock options for the three months ended June 30, 2008 and 2007, respectively, and 17.5 million and 7.9 million stock options for the six months ended June 30, 2008 and 2007, respectively, because such options were anti-dilutive.

Footnote 10 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other post retirement costs.
The following table displays the components of accumulated other comprehensive loss (in millions):

		Unrecognized
	Foreign Currency	Pension & Other	After-tax
	Translation	Postretirement	Derivative Hedging	Accumulated Other
	Gain/(Loss)	Costs, net of tax	Gain	Comprehensive Loss

Balance at December 31, 2007	$69.8	$(202.4)	$9.4	$(123.2)
Current period change	(2.0)	3.2	7.0	8.2

Balance at June 30, 2008	$67.8	$(199.2)	$16.4	$(115.0)

Comprehensive income amounted to the following for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$92.5	$142.2	$149.4	$191.5
Foreign currency translation gain (loss)	8.3	33.3	(2.0)	20.4
Unrecognized pension & other postretirement costs, net of tax	1.6	—	2.5	—
After-tax derivatives hedging (loss) gain	(0.9)	0.8	7.0	1.6

Comprehensive income	$101.5	$176.3	$156.9	$213.5

The Company recorded an adjustment at January 1, 2008 to accumulated other comprehensive loss of $0.7 million related to the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans. The adjustment is therefore included in the accumulated other comprehensive loss balance at June 30, 2008, but is excluded from comprehensive income for the six months ended June 30, 2008.
Footnote 11 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The following table presents the impact of stock-based compensation expense, which is recorded in selling, general and administrative expenses, for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reduction to income before income taxes	$9.4	$10.0	$16.9	$18.5

Reduction to net income	$6.5	$7.7	$11.8	$13.0

The fair value of stock option awards granted during the three and six months ended June 30, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted-average fair value of grants	$3	$7	$4	$7
Risk-free interest rate	3.2%	4.6%	2.7%	4.7%
Dividend yield	4.1%	2.8%	3.6%	2.8%
Expected volatility	25%	25%	25%	25%
Expected life (in years)	5.5	5.5	5.5	5.5

The Company utilized its historical experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2008 (shares in millions):

		Weighted
		Average
		Exercise
	Shares	Price	Exercisable

Outstanding at December 31, 2007	16.0	$27	7.3
Granted	4.2	23
Exercised	(0.1)	23
Forfeited / expired	(2.1)	29

Outstanding at June 30, 2008	18.0	$26	8.0

At June 30, 2008, the aggregate intrinsic value of exercisable options was zero.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2008 (shares in millions):

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2007	2.6	$26
Granted	1.0	23
Vested	(0.3)	22
Forfeited	(0.4)	26

Outstanding at June 30, 2008	2.9	$26

Footnote 12 — Fair Value
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
SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The FASB issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company’s assets and liabilities adjusted to fair value at least annually are its mutual fund investments and derivative instruments, and these assets and liabilities are therefore subject to the measurement and disclosure requirements of SFAS 157. As the Company adjusts the value of its mutual fund investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of SFAS 157.
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
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 as of June 30, 2008 (in millions):

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
Description	6/30/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Mutual fund investments	$13.3	$13.3	$—	$—
Foreign currency derivatives	0.5	—	0.5	—

Total	$13.8	$13.3	$0.5	$—

Liabilities
Interest rate swaps	$20.6	$—	$20.6	$—
Foreign currency derivatives	113.2	—	113.2	—

Total	$133.8	$—	$133.8	$—

Consistent with the Company’s risk management strategies and business initiatives, the Company generally does not enter into financial contracts or invest in financial assets whose values are not readily determinable using either Level 1 or Level 2 inputs.
Footnote 13 — Industry Segment Information
The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels. The reportable segments are as follows:

Segment	Description of Products
Cleaning, Organization & Décor	Material handling, cleaning, refuse, indoor/outdoor organization, home storage, food storage, drapery hardware, window treatments, restroom hygiene systems

Office Products	Ball point/roller ball pens, markers, highlighters, pencils, correction fluids, office products, art supplies, on-demand labeling products, card-scanning solutions, on-line postage

Tools & Hardware	Hand tools, power tool accessories, manual paint applicators, cabinet, window and convenience hardware, propane torches, soldering tools and accessories

Other (Home & Family)	Premium cookware and related kitchenware, beauty and style accessory products, infant and juvenile products, including high chairs, car seats, strollers and play yards, and other products within operating segments that are individually immaterial and do not meet aggregation criteria

The Company’s segment results are as follows as of and for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales (1)
Cleaning, Organization & Décor	$609.9	$544.4	$1,074.6	$1,001.8
Office Products	612.9	587.5	1,034.6	993.8
Tools & Hardware	322.3	324.6	612.6	618.5
Other (Home & Family)	280.0	236.6	537.0	463.4

	$1,825.1	$1,693.1	$3,258.8	$3,077.5

Operating Income (Loss) (2)
Cleaning, Organization & Décor	$74.5	$81.2	$122.6	$138.4
Office Products	102.6	109.0	137.1	144.2
Tools & Hardware	46.7	47.7	81.8	81.9
Other (Home & Family)	27.7	31.3	58.3	61.7
Corporate	(21.2)	(20.9)	(40.0)	(41.6)
Restructuring Costs	(69.4)	(15.5)	(87.8)	(31.0)

	$160.9	$232.8	$272.0	$353.6

	June 30,	December 31,
	2008	2007

Identifiable Assets
Cleaning, Organization & Décor	$980.1	$785.3
Office Products	1,513.8	1,352.7
Tools & Hardware	745.2	712.2
Other (Home & Family)	467.6	344.6
Corporate (3)	3,856.9	3,488.1

	$7,563.6	$6,682.9

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales
United States	$1,247.6	$1,236.3	$2,246.0	$2,256.2
Canada	116.6	112.7	205.7	191.8

North America	1,364.2	1,349.0	2,451.7	2,448.0
Europe	288.8	221.4	516.4	413.9
Central and South America	71.4	68.1	132.6	116.7
All other	100.7	54.6	158.1	98.9

	$1,825.1	$1,693.1	$3,258.8	$3,077.5

Operating Income (2), (4)
United States	$110.9	$178.7	$202.2	$277.7
Canada	22.5	30.6	40.4	47.1

North America	133.4	209.3	242.6	324.8
Europe	17.9	8.6	6.1	10.5
Central and South America	(4.3)	5.8	(1.0)	1.7
All other	13.9	9.1	24.3	16.6

	$160.9	$232.8	$272.0	$353.6

1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 14% of consolidated net sales in the three months ended June 30, 2008 and 2007, respectively. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% of consolidated net sales in each of the six months ended June 30, 2008 and 2007, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

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
Footnote 14 — Litigation and Contingencies
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
Footnote 15 — Subsequent Events
In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028, and recorded a loss on the extinguishment of the Reset notes of $52.2 million associated with the purchase of the remarketing option embedded in the Reset notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes and the purchase of the remarketing option in order to pursue more favorable financing terms.
In July 2008, note holders owning $65.0 million of the Company’s $75.0 million of outstanding medium-term notes due July 2028 exercised their put option, which entitled the holders of the notes to require the Company to repay the notes at par. As a result, the Company repaid $65.0 million of the outstanding notes in July 2008. The remaining $10.0 million were not put to the Company and will continue to bear interest at 6.11% through maturity in July 2028. The Company utilized its commercial paper program to fund the redemption of the medium-term notes.

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
The Company’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company remains committed to investing in strategic brands and new product development, strengthening its portfolio of businesses and products, reducing its supply chain costs and streamlining non-strategic selling, general and administrative expenses (SG&A).
Market Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. While the Company’s strategy is to expand globally, the Company currently derives 75% of its sales in North America. The U.S. economy continues to be challenging, driven largely by the steep decline in the residential housing market, reduced access to credit, rising oil and gas prices, and the resulting decline in consumer confidence. The weakness in the U.S. economy adversely affects the Company’s domestic businesses, most notably the Tools & Hardware and Office Products segments; however, the Company continues to realize strong growth in these segments internationally.
The operating results of sourcers and manufacturers of consumer and commercial products are generally impacted by changes in the prices of raw materials (including commodity prices), labor costs, and foreign exchange rates. During the first half of 2008, the Company experienced a significantly higher than expected rate of inflation for raw materials, primarily resin and metals, and sourced finished goods. The primary driver for the increase was record-high energy prices, including the price of oil and natural gas, which are inputs to the cost of resin, which represents a little over 10% of the Company’s cost of products sold. The Company now expects the impact of inflation to adversely impact gross margins by $275 million to $325 million in 2008 compared to 2007. Although Project Acceleration and ongoing productivity initiatives have offset some of the inflation, the Company also plans to implement a pricing initiative effective October 1 across a number of product lines, particularly those where resin is the primary component of the cost of products sold. Additionally, effective January 1, 2009, the Company is initiating a new quarterly price adjustment mechanism within its resin-intensive businesses. This adjustment will reflect independent industry indices as well as actual changes in raw material, processing and transportation costs.
The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter. Consequently, the Company’s sales and operating income are generally lower in the first half of the year compared to the back half of the year.
Business Strategy
The key tenets of the Company’s strategy are as follows: Create Consumer-Meaningful Brands, Leverage One Newell Rubbermaid, Achieve Best Total Cost and Nurture 360º Innovation. The Company’s results depend on the ability of its individual business units to succeed in their respective categories, each of which has some unique consumers, customers and competitors.
The following section details the Company’s performance in each of its strategic initiatives:
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
•
The Company’s Home & Family segment sales for the six months ended June 30, 2008 benefited partly due to new demand creation activities and recent product launches within its Baby & Parenting Essentials business, including the Graco® Sweetpeace Newborn Soothing Center and the Nautilus 3-in-1 car seat.

•
Also in the Home & Family segment, the Company’s Culinary Lifestyles business is planning to launch a new premium line of Calphalon heating electrics this fall. Leveraging the well-known Calphalon® brand, this new line expands the business into a natural near-neighbor category.

•
The Company remains committed to increasing selective television, print, direct mail and online advertising, and using sampling and product demonstrations where appropriate, to increase brand awareness and trials among end-users of its brands. For example, during the second quarter of 2008, the Company launched a global television advertising campaign as part of its two-year global partnership with David Beckham, one of the world’s most popular soccer players. The partnership includes a fully integrated Sharpie® marketing campaign that also features promotions, in-store displays and online advertising.

•
Throughout 2008, the Company continues to sponsor the Lenox®, Irwin® and Sharpie® cars in select NASCAR races to increase awareness for these brands. Also, as an addition to the Company-sponsored June 2008 Lenox Industrial Tools 301 race, the Company added the EXTRA MILE HERO program which recognizes customers, users and suppliers of industrial tools who perform physically demanding jobs while still giving back to the community in a meaningful way.

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
Achieve Best Total Cost
The Company’s objective is to reduce the cost of manufacturing, sourcing and supplying product on an ongoing basis, and to leverage the Company’s size and scale, in order to achieve a best total cost position. Achieving best cost positions in its categories allows the Company to increase investment in strategic brand building initiatives as well as offset some of the cost inflation resulting from the current economic environment.
Through Project Acceleration and other initiatives, the Company has made significant progress in reducing its supply chain costs and delivering productivity savings. In July 2008, the Company committed to an expansion of Project Acceleration to provide for divesting, downsizing or exiting certain product categories where resin is a high percentage of the cost of products sold. The product categories the Company expects to divest or otherwise exit in connection with the expansion of Project Acceleration generate annual sales of approximately $500 million in selected consumer product categories. Project Acceleration, as expanded, includes the anticipated closures of certain of the Company’s manufacturing and distribution facilities to optimize the Company’s geographic footprint and the exiting of certain product categories to limit the Company’s exposure to volatile commodity markets, particularly resin.

Project Acceleration is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million, and the Company has recognized $290.1 million of restructuring charges associated with Project Acceleration to date. Approximately 67% of the restructuring costs in connection with Project Acceleration are expected to be cash charges. Annual savings from Project Acceleration are projected to be between $175 and $200 million once fully implemented in 2010.
Additionally, in its efforts to achieve logistical excellence and optimize its geographic footprint, the Company continues to evaluate its supply chain efforts to identify opportunities to realize efficiencies in purchasing, distribution and transportation. For example, the Company recently announced plans to consolidate four smaller warehouses into a new Southeast distribution center as part of its efforts to achieve a best cost structure. The Southeast distribution center will be located in Atlanta, Georgia and is expected to open in the third quarter of 2008.
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
During the second quarter of 2008, the Company’s Office Products segment introduced an innovative extension of its Sharpie product line. The new line of Sharpie products addresses consumer needs by delivering the bold, smooth, high-quality writing experience associated with Sharpie markers but with the performance of a pen that does not bleed through paper.  The new Sharpie product line extends the brand’s presence beyond markers and highlighters into everyday writing so that the Sharpie brand can now be found in three key writing segments of the office products category.
Also during the second quarter of 2008, the Company’s Baby & Parenting Essentials global business unit launched the Graco® Nautilus 3-in-1 car seat. The Nautilus 3-in-1 offers parents a complete car seat solution, converting from a five point safety harness for infants, to a high back seat belt option for toddlers, to a backless booster seat for kids up to 100 pounds, making it the only forward-facing car seat a child will ever need.
The Company’s continued success of its Rubbermaid Produce Saver™, Easy Find Lids™ and Premier™ product lines have driven significant growth in the Rubbermaid Food business. The useful features of these lines, such as longer food storage life, easy organization and storage, and stain and odor resistance, demonstrate the Company’s ability to bring consumer-meaningful innovation to the plastic food storage category.
In July, the Company’s Beauty & Style global business unit launched Goody Luxe™ which unites style and technology to solve common consumer frustrations. This premier line of hair accessories addresses global hair trends while offering functional benefits. The Goody Luxe product line uses StayPut Hold™ technology which allows the accessories to provide a secure hold yet are gentle enough to remove without snagging.
Acquisitions
In April 2008, the Company closed on two acquisitions, Aprica and Technical Concepts, which expand its product categories and geographic footprint as well as provide the Company an opportunity to leverage innovation and branding capabilities. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. This acquisition provides the Company’s Baby & Parenting Essentials business the opportunity to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside of Asia. The Aprica acquisition also provides the critical mass needed for more shared resources in Japan, which will help accelerate investment in the Asia-Pacific region by other business units. The Technical Concepts acquisition gives the

Company’s Commercial Products business an entry into the $2.5 billion away-from-home washroom market. Technical Concepts is a global provider of innovative touch-free and automated restroom hygiene systems. This acquisition fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories where performance matters and customers will pay a premium for innovation. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts significantly increases the global footprint of the Commercial Products business.
Conclusion
The Company is facing immediate pressures resulting from the volatile commodity markets and challenging economic environment, particularly with respect to significant inflation for raw materials and sourced products and a weak U.S. economy and housing market. The Company is committed to driving its key strategic initiatives of creating consumer-meaningful brands, leveraging the advantages of working as one company, achieving best total cost and nurturing innovation. The Company continues to focus its efforts on investing in strategic brand building to strengthen its brands and drive sales growth, improving productivity and the mix of products sold to improve gross margins, and achieving operating income and earnings per share growth over the long term. During 2008, the Company will continue to collaborate and share best practices company-wide to promote its strategy of building brands that really matter to its consumers.
Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Net sales	$1,825.1	100.0%	$1,693.1	100.0%	$3,258.8	100.0%	$3,077.5	100.0%
Cost of products sold	1,201.9	65.9	1,087.5	64.2	2,145.1	65.8	1,997.2	64.9

Gross margin	623.2	34.1	605.6	35.8	1,113.7	34.2	1,080.3	35.1
Selling, general and administrative expenses	392.9	21.5	357.3	21.1	753.9	23.1	695.7	22.6
Restructuring costs	69.4	3.8	15.5	0.9	87.8	2.7	31.0	1.0

Operating income	160.9	8.8	232.8	13.7	272.0	8.3	353.6	11.5
Nonoperating expenses:
Interest expense, net	38.7	2.1	27.5	1.6	64.5	2.0	54.9	1.8
Other expense, net	0.8	—	1.5	0.1	1.0	—	2.3	0.1

Net nonoperating expenses	39.5	2.2	29.0	1.7	65.5	2.0	57.2	1.9

Income from continuing operations before income taxes	121.4	6.7	203.8	12.0	206.5	6.3	296.4	9.6
Income taxes	28.9	1.6	60.6	3.6	56.6	1.7	88.1	2.9

Income from continuing operations	92.5	5.1	143.2	8.5	149.9	4.6	208.3	6.8
Loss from discontinued operations, net of tax	—	—	(1.0)	(0.1)	(0.5)	—	(16.8)	(0.5)

Net income	$92.5	5.1%	$142.2	8.4%	$149.4	4.6%	$191.5	6.2%

Three Months Ended June 30, 2008 vs. Three Months Ended June 30, 2007
Consolidated Operating Results:
Net sales for the three months ended June 30, 2008 were $1,825.1 million, representing an increase of $132.0 million, or 7.8%, from $1,693.1 million for the three months ended June 30, 2007. The Technical Concepts and Aprica acquisitions increased sales by $77.1 million, or 4.6%, over the prior year period. The remaining increase of $54.9 million, or 3.2%, was primarily driven by foreign currency. Double digit growth in the Rubbermaid Commercial, Rubbermaid Food and European and Asia Pacific Office Products businesses and high single digit growth in the Baby & Parenting Essentials business were largely offset by declines in the North American Office Products, Tools & Hardware and Décor businesses, which have been impacted by the weakness in the U.S. economy.

Gross margin, as a percentage of net sales, for the three months ended June 30, 2008 was 34.1%, or $623.2 million, versus 35.8%, or $605.6 million, for the three months ended June 30, 2007. The 1.7% decline in gross margins was due to significant inflation in input cost, most notably in the Company’s resin intensive businesses, as well as sourced finished goods, which was partially offset by benefits realized from ongoing productivity initiatives, savings from Project Acceleration, and favorable pricing.
SG&A expenses for the three months ended June 30, 2008 were 21.5% of net sales, or $392.9 million, versus 21.1% of net sales, or $357.3 million, for the three months ended June 30, 2007. The $35.6 million increase in SG&A expenses was driven by continued brand building investments, acquisitions and currency translation.
The Company recorded restructuring costs of $69.4 million and $15.5 million for the three months ended June 30, 2008 and 2007, respectively. The increase in restructuring costs for the three months ended June 30, 2008 compared to the prior year is primarily attributable to $36.0 million of asset impairment charges recorded for the three months ended June 30, 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The second quarter 2008 restructuring costs included $50.2 million of facility and other exit costs, including the $36.0 million of asset impairment charges discussed above, $12.3 million of employee severance, termination benefits and employee relocation costs, and $6.9 million of exited contractual commitments and other restructuring costs. The second quarter 2007 restructuring costs included $6.0 million of facility and other exit costs, $7.5 million of employee severance and termination benefits and $2.0 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information on these restructuring costs.
Operating income for the three months ended June 30, 2008 was $160.9 million, or 8.8% of net sales, versus $232.8 million, or 13.7% of net sales, for the three months ended June 30, 2007. Improvements from productivity initiatives and favorable pricing during the second quarter of 2008 were more than offset by raw material inflation, increased strategic SG&A spending related to product launches and brand building investments, and Project Acceleration asset impairment charges related to the Company’s planned exit of resin-intensive product categories.
Net nonoperating expenses for the three months ended June 30, 2008 were 2.2% of net sales, or $39.5 million, versus 1.7% of net sales, or $29.0 million, for the three months ended June 30, 2007. The $10.5 million increase in net nonoperating expenses is primarily attributable to increased interest expense during the 2008 quarter driven by additional borrowings used to fund the acquisitions of Aprica and Technical Concepts.
The effective tax rate was 23.8% for the three months ended June 30, 2008 versus 29.7% for the three months ended June 30, 2007. The 5.9% decrease in the effective tax rate for the three months ended June 30, 2008 compared to the prior year period is primarily attributable to tax rates applicable to various discrete items recorded during the applicable three month periods, including restructuring charges. The discrete items in each of the three month periods caused the effective tax rate to decline 4.9% from the three months ended June 30, 2007 to the three months ended June 30, 2008. See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$609.9	$544.4	12.0%
Office Products	612.9	587.5	4.3
Tools & Hardware	322.3	324.6	(0.7)
Home & Family	280.0	236.6	18.3

Total Net Sales	$1,825.1	$1,693.1	7.8%

Operating income (loss) by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$74.5	$81.2	(8.3)%
Office Products	102.6	109.0	(5.9)
Tools & Hardware	46.7	47.7	(2.1)
Home & Family	27.7	31.3	(11.5)
Corporate	(21.2)	(20.9)	(1.4)
Restructuring Costs	(69.4)	(15.5)

Total Operating Income	$160.9	$232.8	(30.9)%

Cleaning, Organization & Décor
Net sales for the three months ended June 30, 2008 were $609.9 million, an increase of $65.5 million, or 12.0%, from $544.4 million for the three months ended June 30, 2007. The Technical Concepts acquisition increased sales $40.0 million, or 7.3%. The remaining increase of $25.5 million, or 4.7%, was primarily due to strong double digit growth in the Rubbermaid Food and the Rubbermaid Commercial businesses, partially offset by softness in the Décor business.
Operating income for the three months ended June 30, 2008 was $74.5 million, or 12.2% of sales, a decrease of $6.7 million, or 8.3%, from $81.2 million for the three months ended June 30, 2007. Significant inflation in raw material costs, particularly resin, more than offset the contributions from higher sales and acquisitions during the 2008 quarter.
Office Products
Net sales for the three months ended June 30, 2008 were $612.9 million, an increase of $25.4 million, or 4.3%, from $587.5 million for the three months ended June 30, 2007. The sales improvement was driven by favorable foreign currency and low double digit growth in the segment’s European and Asia Pacific businesses in local currency, partially offset by a decline in domestic sales driven by weaker foot traffic at U.S. retailers. The European business benefited in comparison to prior year from a soft second quarter in 2007 driven mainly by service level interruptions that did not repeat this year.
Operating income for the three months ended June 30, 2008 was $102.6 million, or 16.7% of sales, a decrease of $6.4 million, or 5.9%, from $109.0 million for the three months ended June 30, 2007. Operating income declined year-over-year as improvements in sales were more than offset by raw material inflation and increased investment in strategic SG&A spending.
Tools & Hardware
Net sales for the three months ended June 30, 2008 were $322.3 million, a decrease of $2.3 million, or 0.7%, from $324.6 million for the three months ended June 30, 2007. The year-over-year decrease was primarily due to a decline in the sales of the segment’s domestic businesses, which have been affected by the decline in the U.S. residential construction market, partially offset by favorable foreign currency.
Operating income for the three months ended June 30, 2008 was $46.7 million, or 14.5% of sales, a decrease of $1.0 million, or 2.1%, from $47.7 million for the three months ended June 30, 2007, as productivity gains and favorable pricing were more than offset by raw material inflation.
Home & Family
Net sales for the three months ended June 30, 2008 were $280.0 million, an increase of $43.4 million, or 18.3%, from $236.6 million for the three months ended June 30, 2007. The Aprica acquisition increased sales $37.1 million, or 15.6%. The remaining increase of $6.3 million, or 2.7%, was attributable to new product launches and demand creation activities by the Baby & Parenting Essentials business. Year-over-year sales improvement was reduced by a 4% net sales shift from second quarter to first quarter due to the SAP implementation and the timing of certain promotional activities.
Operating income for the three months ended June 30, 2008 was $27.7 million, or 9.9% of sales, a decrease of $3.6 million, or 11.5%, from $31.3 million for the three months ended June 30, 2007, as sales improvements were more than offset by increased strategic SG&A spending for new product launches and brand building investments.

Six Months Ended June 30, 2008 vs. Six Months Ended June 30, 2007
Consolidated Operating Results:
Net sales for the six months ended June 30, 2008 were $3,258.8 million, representing an increase of $181.3 million, or 5.9%, from $3,077.5 million for the six months ended June 30, 2007. The acquisitions of Technical Concepts and Aprica increased sales $77.1 million. The remaining increase of $104.2 million, or 3.4%, was mainly attributable to foreign currency benefits. Double digit increases in the Rubbermaid Commercial, Rubbermaid Food, European and Asia Pacific Office Products businesses and a high single digit increase in the Home & Family segment were partially offset by declines in the North American Office Products and Décor businesses, which have been impacted by weakness in the U.S. economy.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2008 was 34.2%, or $1,113.7 million, versus 35.1%, or $1,080.3 million, for the six months ended June 30, 2007. The 0.9% decline was due to significant raw material and sourced finished goods inflation more than offsetting positive pricing, savings from Project Acceleration and gains from ongoing productivity initiatives during the first half of 2008.
SG&A expenses for the six months ended June 30, 2008 were 23.1% of net sales, or $753.9 million, versus 22.6% of net sales, or $695.7 million, for the six months ended June 30, 2007. The $58.2 million increase in SG&A expenses was driven by the SG&A expenses associated with the Technical Concepts and Aprica acquisitions, the impact of foreign currency and continued investment in brand building and strategic corporate initiatives.
The Company recorded restructuring costs of $87.8 million and $31.0 million for the six months ended June 30, 2008 and 2007, respectively. The increase in restructuring costs for the six months ended June 30, 2008 compared to the prior year is primarily attributable to $36.0 million of asset impairment charges recorded for the six months ended June 30, 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The 2008 restructuring costs included $46.4 million of facility and other exit costs, including the $36.0 million of asset impairment charges noted above, $30.3 million of employee severance, termination benefits and employee relocation costs, and $11.1 million of exited contractual commitments and other restructuring costs, of which $1.4 million relates to the Company’s 2001 Plan. The 2007 restructuring costs included $8.4 million of facility and other exit costs, $19.8 million of employee severance and termination benefits and $2.8 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information on these restructuring costs.
Operating income for the six months ended June 30, 2008 was $272.0 million, or 8.3% of net sales, versus $353.6 million, or 11.5% of net sales, for the six months ended June 30, 2007. The $81.6 million decline in operating income is primarily attributable to the impact of raw material inflation on gross margin in 2008 and the $36.0 million of Project Acceleration asset impairment charges in 2008 discussed above, partially offset by gross margin improvements from productivity initiatives and favorable pricing during 2008.
Net nonoperating expenses for the six months ended June 30, 2008 were 2.0% of net sales, or $65.5 million, versus 1.9% of net sales, or $57.2 million, for the six months ended June 30, 2007. The $8.3 million increase in net nonoperating expenses is mainly attributable to increased interest expense in 2008 attributable to additional borrowings used to fund the acquisitions of Aprica and Technical Concepts.
The effective tax rate was 27.4% for the six months ended June 30, 2008 versus 29.7% for the six months ended June 30, 2007. The decrease in the effective tax rate for the six months ended June 30, 2008 compared to the prior year period is primarily attributable to tax rates applicable to various discrete items recorded during the six month periods, including restructuring costs, partially offset by a $1.9 million income tax benefit recorded for the six months ended June 30, 2007 relating to the receipt of an income tax refund which reduced the effective tax rate for the six months ended June 30, 2007 by 0.6%. The discrete items in each of the six month periods caused the effective tax rate to decline 1.3% from the six months ended June 30, 2007 to the six months ended June 30, 2008. See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further information.

For the six months ended June 30, 2007, the Company recognized a loss from operations of discontinued operations of $0.2 million, net of tax, related to the results of the remaining operations of the Home Décor Europe business and a loss on disposal of discontinued operations of $16.6 million, net of tax, related primarily to the disposal of the remaining operations of the Home Décor Europe business. The total loss from discontinued operations, net of tax, was $0.5 million and $16.8 million for the six months ended June 30, 2008 and 2007, respectively. Diluted loss per share from discontinued operations was $- and $0.06 for the six months ended June 30, 2008 and 2007, respectively. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$1,074.6	$1,001.8	7.3%
Office Products	1,034.6	993.8	4.1
Tools & Hardware	612.6	618.5	(1.0)
Home & Family	537.0	463.4	15.9

Total Net Sales	$3,258.8	$3,077.5	5.9%

Operating income (loss) by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$122.6	$138.4	(11.4)%
Office Products	137.1	144.2	(4.9)
Tools & Hardware	81.8	81.9	(0.1)
Home & Family	58.3	61.7	(5.5)
Corporate	(40.0)	(41.6)	3.8
Restructuring Costs	(87.8)	(31.0)

Total Operating Income	$272.0	$353.6	(23.1)%

Cleaning, Organization & Décor
Net sales for the six months ended June 30, 2008 were $1,074.6 million, an increase of $72.8 million, or 7.3%, from $1,001.8 million for the six months ended June 30, 2007. The Technical Concepts acquisition increased sales $40.0 million, or 4.0%. The remaining increase of $32.8 million, or 3.3% was driven by double digit growth in the Rubbermaid Commercial and Rubbermaid Food businesses, partially offset by softness in the Décor business.
Operating income for the six months ended June 30, 2008 was $122.6 million, or 11.4% of sales, a decrease of $15.8 million, or 11.4%, from $138.4 million for the six months ended June 30, 2007. Higher raw material inflation, particularly resin, and strategic brand building investments more than offset the contribution from increased sales and the Technical Concepts acquisition during the first half of 2008.
Office Products
Net sales for the six months ended June 30, 2008 were $1,034.6 million, an increase of $40.8 million, or 4.1%, from $993.8 million for the six months ended June 30, 2007. The sales improvement was driven by favorable foreign currency and growth in the segment’s European and Asia Pacific businesses in local currency, partially offset by a decline in domestic sales driven by weaker foot traffic at U.S. retailers. The European business benefited in comparison to prior year from a soft first half in 2007 driven mainly by service level interruptions that did not repeat this year.
Operating income for the six months ended June 30, 2008 was $137.1 million, or 13.3% of sales, a decrease of $7.1 million, or 4.9%, from $144.2 million for the six months ended June 30, 2007. Operating income declined as improvements in sales were offset by raw material inflation and increased investment in strategic SG&A spending.

Tools & Hardware
Net sales for the six months ended June 30, 2008 were $612.6 million, a decrease of $5.9 million, or 1.0%, from $618.5 million for the six months ended June 30, 2007. The year-over-year decrease was due to softness in the segment’s domestic businesses, which have been affected by the decline in the U.S. residential construction market, partially offset by favorable foreign currency.
Operating income for the six months ended June 30, 2008 was $81.8 million, or 13.4% of sales, a decrease of $0.1 million, or 0.1%, from $81.9 million for the six months ended June 30, 2007, essentially flat to last year as productivity gains and favorable pricing and mix effectively offset raw material inflation and softness in the domestic tools businesses.
Home & Family
Net sales for the six months ended June 30, 2008 were $537.0 million, an increase of $73.6 million, or 15.9%, from $463.4 million for the six months ended June 30, 2007. The Aprica acquisition increased sales $37.1 million, or 8.0%. The remaining increase of $36.5 million, or 7.9%, was driven by product launches and demand creation activities in the Baby & Parenting Essentials business.
Operating income for the six months ended June 30, 2008 was $58.3 million, or 10.9% of sales, a decrease of $3.4 million, or 5.5%, from $61.7 million for the six months ended June 30, 2007, as volume gains were more than offset by increased strategic SG&A spending for new product launches and brand building investments.
Liquidity and Capital Resources
Cash and cash equivalents decreased as follows for the six months ended June 30, (in millions):

	2008	2007

Cash (used in) provided by operating activities	$(121.3)	$172.8
Cash used in investing activities	(721.8)	(121.3)
Cash provided by (used in) financing activities	720.8	(92.3)
Currency effect on cash and cash equivalents	4.5	2.6

Decrease in cash and cash equivalents	$(117.8)	$(38.2)

Sources:
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures and use of available borrowing facilities.
During the six months ended June 30, 2008, the Company received net proceeds from the issuance of debt of $919.7 million, compared to $353.4 million for the comparable period of 2007. In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500 million in 5.50% senior unsecured notes due April 2013 and $250 million in 6.25% senior unsecured notes due April 2018 (collectively, the “Notes”). Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all existing and future senior unsecured debt. Proceeds from the issuance of debt in 2007 include the issuance of commercial paper used to fund the repayment of a five-year, $250 million, 6% fixed rate medium term note that came due on March 15, 2007. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for additional information.
On November 14, 2005, the Company entered into a $750.0 million five-year syndicated revolving credit facility (the “Revolver”). As a result of subsequent extensions, the Revolver will now expire in November 2012. Since one lender elected not to participate in the extensions, the Company has a $750.0 million facility through November 2010, and a $725.0 million facility from November 2010 to November 2012. At June 30, 2008 and 2007, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $750.0 million of commercial paper through 2010 and $725.0 million thereafter through 2012. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At June 30, 2008, there was $298.0 million of commercial paper outstanding, classified as current portion of long-term debt, and no standby letters of credit issued under the Revolver.

Uses:
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
Cash used in operating activities for the six months ended June 30, 2008 was $121.3 million, compared to $172.8 million provided for the comparable period of 2007. The decrease is attributable primarily to the timing of cash payments for taxes and accrued liabilities, primarily customer programs; lower income from continuing operations, partially offset by an increase in non-cash restructuring costs; a reduction in accounts payable; and an increase in inventory levels. Cash used for restructuring activities was $35.1 million and $28.3 million in the first six months of 2008 and 2007, respectively, and is included in the cash flows from operations above. These payments relate primarily to employee termination benefits. The Company expects to use approximately $80 million of cash for restructuring activities in 2008 related to Project Acceleration.
Cash used for acquisitions was $644.1 million and $49.5 million for the six months ended June 30, 2008 and 2007, respectively. The cash used in 2008 related primarily to the acquisitions of Technical Concepts and Aprica. The Company did not invest in significant acquisitions in 2007.
The Company made payments on notes payable, commercial paper and long-term debt of $81.7 million and $345.0 million in the six months ended June 30, 2008 and 2007, respectively. The use of cash during the six months ended June 30, 2008 mainly represents the pay down of commercial paper. During the six months ended June 30, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, and made payments of $88.0 million on commercial paper.
Dividends paid were $117.4 million and $117.3 million during the six months ended June 30, 2008 and 2007, respectively.
Capital expenditures were $78.2 million and $69.0 million during the six months ended June 30, 2008 and 2007, respectively. The most significant components of the 2008 capital expenditures related to the implementation of SAP.
Liquidity Metrics
Working capital (defined as current assets less current liabilities) at June 30, 2008 was $218.9 million compared to $87.9 million at December 31, 2007. The current ratio was 1.08:1 at June 30, 2008 and 1.03:1 at December 31, 2007.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was 0.55:1 at June 30, 2008 and 0.45:1 at December 31, 2007.
In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028, and the Company purchased the remarketing option embedded in the Reset notes from a third party for $52.2 million. In July 2008, the Company also repaid $65.0 million of its $75.0 million outstanding 6.11% medium term notes due July 2028 in accordance with the terms of the notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes, the purchase of the remarketing option, and the repayment of the $65.0 million of 6.11% medium term notes due July 2028.
The Company believes that available cash, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility, including issuing commercial paper, will be adequate to support the cash needs of existing businesses, although the Company will be required to refinance its maturing short-term debt. As of June 30, 2008, the Company had $1,093.8 million of short-term debt, including a floating rate note of $448.0 million related to its 2001 receivables facility that matures in September 2008. The Company plans to address these obligations through the capital markets or other arrangements; however, access to the capital markets cannot be assured and alternative financing arrangements may result in higher borrowing costs for the Company. In addition, certain events, such as significant acquisitions, could require additional external financing on a long-term basis.

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
SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices for identical assets or liabilities in active markets.

•
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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.
The Financial Accounting Standards Board (“FASB”) issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company’s assets and liabilities adjusted to fair value at least annually are its mutual fund investments, included in other assets, and derivative instruments, primarily included in other accrued liabilities and other noncurrent liabilities, and these assets and liabilities are therefore subject to the measurement and disclosure requirements of SFAS 157. As the Company adjusts the value of its mutual fund investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of SFAS 157.
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
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table sets forth the one day value-at-risk as of and for the six months ended June 30, (dollars in millions):

	2008		2007
	Six		Six
	Month	June 30,	Month	June 30,	Confidence
	Average	2008	Average	2007	Level

Market Risk (1)
Interest rates	$14.2	$15.3	$8.1	$8.4	95%
Foreign exchange	$6.8	$6.3	$3.6	$3.6	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
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
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail economies; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
Item 4. Controls and Procedures
As of June 30, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
The internal control over financial reporting at the Company’s North American operations of the Home & Family segment changed during the quarter ended June 30, 2008 due to the implementation of SAP. The implementation was successful and did not have an adverse effect on the Company’s internal control over financial reporting. There were no other material changes in internal control over financial reporting at the Company’s other businesses that occurred during the quarter ended June 30, 2008. Implementation of SAP will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors
The information presented below amends and updates the risk factors set forth in the Company’s 2007 Form 10-K and in Exhibit 99.1 to the Company’s Form 10-Q for the period ended March 31, 2008.

If the Company is unable to access the capital markets to refinance its maturing short-term debt, its borrowing costs could increase significantly.
As of June 30, 2008, the Company had approximately $1,093.8 million of short-term debt that it will be required to refinance or repay within the next twelve months, including $448.0 million of debt maturing on September 16, 2008 related to a receivables facility.  The Company plans to address these obligations as they mature through the capital markets or other arrangements, although the Company does not currently have sufficient availability under its commercial paper program to fund these obligations.  However, access to the capital markets cannot be assured, and although the Company believes that alternative arrangements will be available to refinance these obligations, such arrangements could result in a significant increase in the Company’s borrowing costs.
A significant reduction in the Company’s credit ratings could materially and adversely affect its business, financial condition and results of operations.
The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa2, BBB+ and BBB, respectively.  Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-2, A-2 and F-2, respectively.   In July 2008, both Moody’s and Standard & Poor’s changed their outlook on their ratings from Stable to Negative and Fitch revised its outlook from Positive to Stable.  The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. Any downgrade could increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it could limit the Company’s access to the commercial paper market, which would likely increase the cost of short-term borrowings. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2008:

				Maximum Number /
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Total Number	Average	as Part of	May Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the Plans or
Period	Purchased(1)	per Share	Plans or Programs	Programs
4/1/08-4/30/08	––	––	––	––
5/1/08-5/31/08	8,771	$20.20	—	—
6/1/08-6/30/08	1,625	$18.04	—	—

Total	10,396	$19.86	—	—

(1)
None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 4. Submission of Matters to a Vote of Security Holders
On May 6, 2008, the 2008 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

Proposal 1. Election of Directors. The following nominees were elected to serve as Directors of the Company for a term of three years.

	Number of Shares
Nominee	For	Against	Abstained
Michael T. Cowhig	239,519,179	6,188,239	3,909,417
Mark D. Ketchum	240,599,895	5,110,104	3,906,837
William D. Marohn	240,522,101	5,185,109	3,909,625
Raymond G. Viault	240,212,112	5,486,083	3,918,640
In addition, the terms of office of the following Directors continued after the meeting: Thomas E. Clarke, Scott S. Cowen, Domenico De Sole, Elizabeth Cuthbert-Millett, Cynthia A. Montgomery, Steven J. Strobel, and Michael A. Todman.
Proposal 2. Ratification of Appointment of Independent Registered Public Accounting Firm. A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2008 was adopted, with 247,229,185 votes cast for, 474,152 votes cast against, and 1,913,497 votes abstained.
Proposal 3. Approval of the Newell Rubbermaid Inc. Management Cash Bonus Plan. The Newell Rubbermaid Inc. Management Cash Bonus Plan was approved, with 238,639,685 votes cast for, 8,578,796 votes cast against, and 2,398,355 votes abstained.
Proposal 4. Approval of amendment and restatement of the Company’s Restated Certificate of Incorporation. The proposal to amend and restate the Company’s Restated Certificate of Incorporation to eliminate supermajority vote requirements and the fair price provision was approved, with 244,234,698 votes cast for, 2,992,182 votes cast against, and 2,389,955 votes abstained.
There were no broker non-votes with respect to any of the above proposals.
Item 6. Exhibits

3.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc. as amended as of May 6, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc. as amended as of May 6, 2008, is included in Item 3.1.

10.1	Form of Restricted Stock Unit Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2008).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant
Date: August 11, 2008	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer