Form 10-Q
period 2008-09-30
NEWELL RUBBERMAID INC
filed 2008-11-10
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2008
Commission File Number 1-9608
NEWELL RUBBERMAID INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
Three Glenlake Parkway
Atlanta, Georgia 30328
(Address of principal executive offices)
(Zip Code)
(770) 418-7000
(Registrant’s telephone number, including area code)
Newell Rubbermaid Inc.
10B Glenlake Parkway, Suite 300
Atlanta, Georgia 30328
(Former address)
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
Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2008: 277.2 million.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$1,760.3	$1,687.3	$5,019.1	$4,764.8
Cost of products sold	1,185.6	1,086.3	3,330.7	3,083.5

GROSS MARGIN	574.7	601.0	1,688.4	1,681.3
Selling, general and administrative expenses	394.3	364.5	1,148.2	1,060.2
Restructuring costs	13.5	22.7	101.3	53.7

OPERATING INCOME	166.9	213.8	438.9	567.4
Nonoperating expenses:
Interest expense, net	38.8	28.0	103.3	82.9
Other expense, net	55.4	2.1	56.4	4.4

Net nonoperating expenses	94.2	30.1	159.7	87.3

INCOME BEFORE INCOME TAXES	72.7	183.7	279.2	480.1
Income taxes	17.7	13.8	74.3	101.9

INCOME FROM CONTINUING OPERATIONS	55.0	169.9	204.9	378.2
Gain (loss) from discontinued operations, net of tax	—	0.3	(0.5)	(16.5)

NET INCOME	$55.0	$170.2	$204.4	$361.7

Weighted average shares outstanding:
Basic	277.1	276.0	277.0	276.0
Diluted	278.4	286.1	278.2	286.1
Earnings (loss) per share:
Basic —
Income from continuing operations	$0.20	$0.62	$0.74	$1.37
Loss from discontinued operations	—	—	—	(0.06)

Earnings per common share	$0.20	$0.62	$0.74	$1.31

Diluted —
Income from continuing operations	$0.20	$0.61	$0.74	$1.36
Loss from discontinued operations	—	—	—	(0.06)

Earnings per common share	$0.20	$0.61	$0.73	$1.30

Dividends per share	$0.21	$0.21	$0.63	$0.63
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	September 30,	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$220.6	$329.2
Accounts receivable, net	1,144.8	1,166.4
Inventories, net	1,060.7	940.4
Deferred income taxes	129.6	102.0
Prepaid expenses and other	122.3	113.7

TOTAL CURRENT ASSETS	2,678.0	2,651.7
PROPERTY, PLANT AND EQUIPMENT, NET	656.0	688.6
DEFERRED INCOME TAXES	—	29.4
GOODWILL	3,034.8	2,608.7
OTHER INTANGIBLE ASSETS, NET	656.8	501.8
OTHER ASSETS	232.7	202.7

TOTAL ASSETS	$7,258.3	$6,682.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)
(Amounts in millions, except par value)

	September 30,	December 31,
	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$608.1	$616.9
Accrued compensation	112.3	170.7
Other accrued liabilities	797.7	744.7
Income taxes payable	36.1	44.0
Notes payable	27.3	15.3
Current portion of long-term debt	542.4	972.2

TOTAL CURRENT LIABILITIES	2,123.9	2,563.8

DEFERRED INCOME TAXES	38.7	—
LONG-TERM DEBT	2,296.7	1,197.4
OTHER NONCURRENT LIABILITIES	566.9	674.4
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.1	292.6
Outstanding shares, before treasury:
2008 - 293.1
2007 - 292.6
Treasury stock, at cost:	(418.0)	(415.1)
Shares held:
2008 - 15.9
2007 - 15.9
Additional paid-in capital	599.7	570.3
Retained earnings	1,949.9	1,922.7
Accumulated other comprehensive loss	(192.6)	(123.2)

TOTAL STOCKHOLDERS’ EQUITY	2,232.1	2,247.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,258.3	$6,682.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net income	$204.4	$361.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.5	134.4
Deferred income taxes	23.8	64.4
Non-cash restructuring costs	45.3	10.1
Gain on sale of assets	—	(0.8)
Stock-based compensation expense	27.5	27.9
Loss on disposal of discontinued operations	0.5	16.3
Income tax benefits	(3.5)	(41.3)
Other	53.9	(2.9)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	36.9	23.9
Inventories	(85.4)	(119.1)
Accounts payable	(44.5)	59.0
Accrued liabilities and other	(151.2)	(77.4)
Discontinued operations	(2.2)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	243.0	456.2

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(660.4)	(101.5)
Capital expenditures	(122.1)	(110.0)
Disposals of noncurrent assets and sales of businesses	6.4	(3.1)

NET CASH USED IN INVESTING ACTIVITIES	(776.1)	(214.6)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	1,317.6	354.9
Payments on notes payable and long-term debt	(711.0)	(474.3)
Cash dividends	(176.1)	(176.0)
Proceeds from exercised stock options and other	(2.5)	18.0

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	428.0	(277.4)

Currency rate effect on cash and cash equivalents	(3.5)	4.3

DECREASE IN CASH AND CASH EQUIVALENTS	(108.6)	(31.5)
Cash and cash equivalents at beginning of period	329.2	201.0

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$220.6	$169.5

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
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company will prospectively adopt SFAS 141(R) on January 1, 2009. The implementation of SFAS 141(R) could have a material effect on the way the Company accounts for future acquisitions.
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
Footnote 2 — Acquisitions
Technical Concepts
On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.5 million, which includes transaction costs and the repayment of Technical Concepts’ outstanding debt obligations at closing. Technical Concepts provides innovative touch-free and automated restroom hygiene systems in the away-from-home washroom category. The Technical Concepts acquisition gives the Company’s Commercial Products business an entry into the away-from-home washroom market and fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts increases the global footprint of the Company’s Commercial Products business. For the year ended December 31, 2007, Technical Concepts reported net sales of approximately $137 million.
This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, the Company allocated $51.6 million of the purchase price to identified tangible net assets and $93.5 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $307.4 million as goodwill, which is included in the Condensed Consolidated Balance Sheet at September 30, 2008. Technical Concepts’ results of operations are included in the Company’s Condensed Consolidated Financial Statements since the acquisition date. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented.
Aprica
On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $154.2 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. The acquisition provides the opportunity for the

Company’s Baby & Parenting Essentials business to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside of Asia. For the fiscal year ended July 31, 2007, Aprica reported net sales of approximately $122 million.
This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, the Company allocated $(28.0) million of the purchase price to identified tangible net liabilities and $57.0 million of the purchase price to identified intangible assets. The Company recorded the excess of purchase price over the aggregate fair values of $125.2 million as goodwill, which is included in the Condensed Consolidated Balance Sheet at September 30, 2008. Aprica’s results of operations are included in the Company’s Condensed Consolidated Financial Statements since the acquisition date. Pro forma results of operations would not be materially different as a result of the acquisition and therefore are not presented. The closing of the purchase of Aprica’s operations in China occurred in October 2008 and impacts the amount of net liabilities acquired and goodwill recorded in the Aprica acquisition; however, the impact of the acquisition of Aprica’s China operations is not expected to materially impact the overall Aprica purchase price allocation.
Footnote 3 — Discontinued Operations
The following table summarizes the results of businesses reported as discontinued operations for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$—	$—	$—	$3.6

Loss from operations of discontinued operations, net of income tax expense of $— million for all periods presented	$—	$—	$—	$(0.2)
Gain (loss) on disposal of discontinued operations, net of income tax benefit of $— million and $0.5 million for the three and nine months ended September 30, 2008, respectively, and income tax expense of $0.1 million and income tax benefit of $3.8 million for the three and nine months ended September 30, 2007, respectively	—	0.3	(0.5)	(16.3)

Gain (loss) from discontinued operations, net of tax	$—	$0.3	$(0.5)	$(16.5)

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
In connection with these transactions, the Company recorded a loss of $14.6 million, net of tax, in the nine months ended September 30, 2007 to complete the divestiture of Home Décor Europe. The loss is reported in the table above as part of the loss on disposal of discontinued operations. The remainder of the loss on disposal of discontinued operations for the nine months ended September 30, 2007, approximately $1.7 million, net of tax, related to contingencies associated with other prior divestitures.
Footnote 4 — Restructuring Costs
Project Acceleration Restructuring Activities
In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration was designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost (the “Plan”).

On July 15, 2008, the Company announced an expansion of Project Acceleration so that, in addition to the Plan’s original objectives, it provides for divesting, downsizing or exiting certain product categories (the “Plan Expansion”). As a result of the Plan Expansion, the Company expects to create a more focused and more profitable platform for growth by eliminating selected low margin, commodity like, mostly resin intensive product categories, which represent approximately $500 million in annual sales. In addition the Plan Expansion will reduce the Company’s exposure to volatile commodity markets, particularly resin. The Plan Expansion is expected to be substantially complete by the middle of 2009, and is expected to result in cumulative pre-tax restructuring charges (including asset impairments) totaling between $80 and $100 million.
Project Acceleration includes the anticipated closures of certain of the Company’s manufacturing and distribution facilities to optimize the Company’s geographic footprint and is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million ($405 and $425 million after-tax), which includes the expected $80 to $100 million of charges associated with the Plan Expansion. Specifically, in connection with Project Acceleration, the Company expects to incur approximately $250 to $270 million in employee-related costs, including severance, pension costs and other termination benefits and employee relocation; approximately $155 to $175 million in non-cash asset related costs; and approximately $50 to $70 million in other associated costs, including contract termination fees. Approximately 67% of the Project Acceleration restructuring costs are expected to be cash charges. The Company expects to incur between $150 and $200 million ($110 and $150 million after-tax) of Project Acceleration restructuring costs in 2008.
The savings generated from the Plan will allow the Company to increase investment in new product development, brand building and marketing. Annual savings from the Plan are projected to be between $175 and $200 million once fully implemented in 2010.
In total through September 30, 2008, the Company has recorded $303.6 million of costs related to the Plan, including the Plan Expansion, of which $139.2 million related to facility and other exit costs, $122.6 million related to employee severance, termination benefits and employee relocation costs, and $41.8 million related to exited contractual commitments and other restructuring costs.
The table below shows the restructuring (benefits) costs recognized for Project Acceleration restructuring activities for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Facility and other exit costs	$(1.1)	$5.7	$45.3	$14.1
Employee severance, termination benefits and relocation costs	11.2	4.0	41.5	23.8
Exited contractual commitments and other	3.4	13.0	13.1	15.8

	$13.5	$22.7	$99.9	$53.7

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the nine months ended September 30, 2008 is as follows (in millions):

	12/31/07		Costs	9/30/08
	Balance	Provision	Incurred	Balance

Facility and other exit costs	$—	$45.3	$(45.3)	$—
Employee severance, termination benefits and relocation costs	22.5	41.5	(39.4)	24.6
Exited contractual commitments and other	16.2	13.1	(7.3)	22.0

	$38.7	$99.9	$(92.0)	$46.6

The table below shows restructuring costs (benefits) recognized for Project Acceleration restructuring activities for the three and nine months ended September 30, aggregated by reportable business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2008	2007	2008	2007

Cleaning, Organization & Décor	$(4.6)	$1.0	$36.0	$3.6
Office Products	7.9	6.4	30.0	22.7
Tools & Hardware	6.3	14.1	19.6	23.3
Other (Home & Family)	2.2	0.1	3.0	1.1
Corporate	1.7	1.1	11.3	3.0

	$13.5	$22.7	$99.9	$53.7

The following table depicts the changes in accrued restructuring reserves for the Plan for the nine months ended September 30, 2008 aggregated by reportable business segment (in millions):

	12/31/07		Costs	9/30/08
Segment	Balance	Provision	Incurred	Balance

Cleaning, Organization & Décor	$0.8	$36.0	$(35.2)	$1.6
Office Products	23.1	30.0	(35.9)	17.2
Tools & Hardware	13.9	19.6	(14.1)	19.4
Other (Home & Family)	—	3.0	(1.7)	1.3
Corporate	0.9	11.3	(5.1)	7.1

	$38.7	$99.9	$(92.0)	$46.6

The table below shows total restructuring costs for the Plan since inception through September 30, 2008, aggregated by reportable business segment (in millions):

Segment	Provision

Cleaning, Organization & Décor	$91.8
Office Products	122.3
Tools & Hardware	59.7
Other (Home & Family)	12.6
Corporate	17.2

$303.6

Pre-Project Acceleration Restructuring Activities
The Company announced a restructuring plan in 2001 (the “2001 Plan”). The specific objectives of the 2001 Plan were to streamline the Company’s supply chain to become the best-cost global provider throughout the Company’s portfolio by reducing worldwide headcount and consolidating duplicative manufacturing facilities. During the first quarter of 2008, the Company recorded an additional provision relating to the 2001 Plan of $1.4 million, which is included in total restructuring costs for the nine months ended September 30, 2008. Approximately $1.9 million of pre-Acceleration restructuring reserves remain as of September 30, 2008.
Cash paid for all restructuring activities was $11.6 million and $46.7 million for the three and nine months ended September 30, 2008, respectively, and $9.5 million and $37.8 million for the three and nine months ended September 30, 2007, respectively.
Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30,	December 31,
	2008	2007

Materials and supplies	$174.1	$178.8
Work in process	210.5	179.8
Finished products	676.1	581.8

	$1,060.7	$940.4

Footnote 6 — Long-Term Debt
The following is a summary of long-term debt (in millions):

	September 30,	December 31,
	2008	2007

Medium-term notes	$1,900.4	$1,075.0
Commercial paper	39.1	197.0
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Other long-term debt	14.9	12.9

Total Debt	2,839.1	2,169.6
Current portion of long-term debt	(542.4)	(972.2)

Long-Term Debt	$2,296.7	$1,197.4

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Loan”). The Company is required to repay the outstanding principal amount of the Loan according to the following schedule: $50.0 million in September 2009; $100.0 million in September 2010; and $250.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable quarterly. The $400 million of outstanding borrowings under the Agreement at September 30, 2008 bear interest at a weighted average interest rate of 4.7%. The Agreement has covenants similar to those in the Company’s $750.0 million five-year syndicated revolving credit facility, including, among other things, the maintenance of interest coverage and total indebtedness to total capital ratios and a limitation on the amount of indebtedness subsidiaries may incur. Net proceeds from the Loan were used to repay outstanding commercial paper and for general corporate purposes.
In September 2006, in accordance with the terms of the Company’s 2001 receivables facility with a financial institution, the Company’s financing entity caused its $450.0 million outstanding preferred debt securities to be exchanged for a two year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. The Note must be repaid before the Company can have access to the financing entity’s receivables. In September 2008, the Company’s wholly owned and consolidated financing entity obtained an extension of the maturity of the Note from September 2008 to September 2009. The receivables and the Note are recorded in the Condensed Consolidated Balance Sheets of the Company at December 31, 2007 and September 30, 2008, and the Note is classified as current portion of long-term debt in the Company’s Condensed Consolidated Balance Sheets at September 30, 2008 based on its September 2009 maturity date.
In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028, and recorded a loss on the extinguishment of the Reset notes of $52.2 million associated with the purchase of the remarketing option embedded in the Reset notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes and the purchase of the remarketing option in order to pursue more favorable financing terms. The loss on extinguishment of $52.2 million is included in other expense, net in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2008. The $302.2 million aggregate amount paid to redeem the Reset notes is included as payments on notes payable and long-term debt in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2008.
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
In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500 million in 5.50% senior unsecured notes with a maturity of April 15, 2013 and $250 million in 6.25% senior unsecured notes with a maturity of April 15, 2018 (collectively, the “Senior Unsecured Notes”). Interest on the Senior Unsecured Notes is payable semi-annually on April 15 and October 15 beginning October 15, 2008. Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. The Senior Unsecured Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The Senior Unsecured Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Unsecured Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Senior Unsecured Notes also contain a provision that allows holders of the Senior Unsecured Notes to require the Company to repurchase all or any part of the Senior Unsecured Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Senior Unsecured Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Senior Unsecured Notes to the date of purchase.
In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of September 30, 2008, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding at September 30, 2008, which are callable at 100% of the liquidation preference. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of September 30, 2008, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.
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
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended September 30, (in millions):

	U.S.		International

	2008	2007	2008	2007

Service cost-benefits earned during the period	$1.1	$0.9	$1.6	$1.9
Interest cost on projected benefit obligation	13.0	12.8	7.8	7.1
Expected return on plan assets	(14.4)	(14.6)	(7.6)	(7.0)
Amortization of:
Prior service cost	0.4	0.3	—	—
Actuarial loss	1.7	1.9	0.9	1.1

Net periodic pension cost	$1.8	$1.3	$2.7	$3.1

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International

	2008	2007	2008	2007

Service cost-benefits earned during the period	$3.4	$2.8	$4.8	$5.6
Interest cost on projected benefit obligation	39.1	38.4	23.5	20.8
Expected return on plan assets	(43.3)	(43.9)	(22.8)	(20.6)
Amortization of:
Prior service cost	1.0	0.9	—	—
Actuarial loss	5.3	5.7	2.8	3.3
Curtailment & special termination benefit gains	—	—	—	(2.4)

Net periodic pension cost	$5.5	$3.9	$8.3	$6.7

In the first quarter of 2007, the Company recorded a $2.4 million curtailment gain resulting from the closure of a European manufacturing facility within the Company’s Office Products segment.

The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost-benefits earned during the period	$0.4	$0.4	$1.2	$1.3
Interest cost on projected benefit obligation	2.4	2.6	7.2	8.0
Amortization of prior service benefit	(0.6)	(0.5)	(1.8)	(1.7)

Net other postretirement benefit costs	$2.2	$2.5	$6.6	$7.6

The Company made a cash contribution to the Company-sponsored profit sharing plan of $19.4 million and $18.4 million during the first quarter of 2008 and 2007, respectively.
Footnote 8 — Income Taxes
As of September 30, 2008, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2007, except as noted below.
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective years adjusted for the effect of items required to be treated as discrete interim period items. This rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and other items. The effective tax rates for the three and nine months ended September 30, 2008 and 2007 were primarily impacted by the following tax matters characterized as discrete period adjustments:
•
During the third quarter of 2008, the Company recorded a $3.5 million net benefit due to certain accrual reversals for which the statute of limitations has expired partially offset by provisions for items related to prior periods.

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

Footnote 9 — Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three and nine months ended September 30, (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic earnings per share:
Income from continuing operations	$55.0	$169.9	$204.9	$378.2
Gain (loss) from discontinued operations	—	0.3	(0.5)	(16.5)

Net income for basic earnings per share	$55.0	$170.2	$204.4	$361.7

Numerator for diluted earnings per share:
Income from continuing operations	$55.0	$169.9	$204.9	$378.2
Effect of convertible preferred securities (1)	—	3.6	—	10.7

Income from continuing operations for diluted earnings per share	55.0	173.5	204.9	388.9
Gain (loss) from discontinued operations	—	0.3	(0.5)	(16.5)

Net income for diluted earnings per share	$55.0	$173.8	$204.4	$372.4

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	277.1	276.0	277.0	276.0
Dilutive securities (2)	1.3	1.8	1.2	1.8
Convertible preferred securities (1)	—	8.3	—	8.3

Denominator for diluted earnings per share	278.4	286.1	278.2	286.1

Basic earnings (loss) per share:
Earnings from continuing operations	$0.20	$0.62	$0.74	$1.37
Loss from discontinued operations	—	—	—	(0.06)

Earnings per share	$0.20	$0.62	$0.74	$1.31

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.20	$0.61	$0.74	$1.36
Loss from discontinued operations	—	—	—	(0.06)

Earnings per share	$0.20	$0.61	$0.73	$1.30

(1)
The convertible preferred securities are anti-dilutive for the three and nine months ended September 30, 2008, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million and $10.7 million for the three and nine months ended September 30, 2008, respectively. Weighted-average shares outstanding would have increased by 8.3 million shares for both the three and nine months ended September 30, 2008.

(2)
Dilutive securities include “in the money options” and restricted stock units and awards. The weighted-average shares outstanding exclude the effect of approximately 17.8 million and 11.4 million stock options for the three months ended September 30, 2008 and 2007, respectively, and 17.5 million and 8.3 million stock options for the nine months ended September 30, 2008 and 2007, respectively, because such options were anti-dilutive.

Footnote 10 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other post retirement costs.
The following table displays the components of accumulated other comprehensive loss (in millions):

		Unrecognized
	Foreign Currency	Pension & Other	After-tax
	Translation	Postretirement	Derivative Hedging	Accumulated Other
	Gain/(Loss)	Costs, net of tax	Gain	Comprehensive Loss

Balance at December 31, 2007	$69.8	$(202.4)	$9.4	$(123.2)
Current period change	(94.8)	11.2	14.2	(69.4)

Balance at September 30, 2008	$(25.0)	$(191.2)	$23.6	$(192.6)

Comprehensive income (loss) amounted to the following for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$55.0	$170.2	$204.4	$361.7
Foreign currency translation (loss) gain	(92.8)	10.5	(94.8)	30.9
Unrecognized pension & other postretirement costs, net of tax, including translation effects	8.0	—	10.5	—
After-tax derivatives hedging gain	7.2	6.0	14.2	7.6

Comprehensive (loss) income	$(22.6)	$186.7	$134.3	$400.2

The Company recorded an adjustment at January 1, 2008 to accumulated other comprehensive loss of $0.7 million related to the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans. The adjustment is therefore included in the accumulated other comprehensive loss balance at September 30, 2008, but is excluded from comprehensive income for the nine months ended September 30, 2008.

Footnote 11 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The following table presents the impact of stock-based compensation expense, which is recorded in selling, general and administrative expenses, for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Reduction to income before income taxes	$10.6	$9.4	$27.5	$27.9

Reduction to net income	$7.0	$6.6	$18.8	$19.6

The fair value of stock option awards granted during the three and nine months ended September 30, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Weighted-average fair value of grants	$2	$6	$4	$7
Risk-free interest rate	3.5%	4.6%	2.8%	4.7%
Dividend yield	5.1%	2.8%	3.7%	2.8%
Expected volatility	25%	25%	25%	25%
Expected life (in years)	5.5	5.5	5.5	5.5
The Company utilized its historical experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2008 (shares in millions):

		Weighted
		Average
		Exercise
	Shares	Price	Exercisable

Outstanding at December 31, 2007	16.0	$27	7.3
Granted	4.5	23
Exercised	(0.1)	23
Forfeited / expired	(2.6)	28

Outstanding at September 30, 2008	17.8	$26	8.0

At September 30, 2008, the aggregate intrinsic value of exercisable options was zero.
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2008 (shares in millions):

		Weighted-
		Average Grant
	Shares	Date Fair Value

Outstanding at December 31, 2007	2.6	$26
Granted	1.0	23
Vested	(0.4)	22
Forfeited	(0.4)	26

Outstanding at September 30, 2008	2.8	$26

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
The following table presents the Company’s financial assets and liabilities which are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 as of September 30, 2008 (in millions):

		Quoted Prices in
		Active Markets	Significant Other	Significant
	Fair Value at	for Identical	Observable	Unobservable
Description	9/30/2008	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)

Assets
Mutual fund investments	$12.4	$12.4	$—	$—
Interest rate swaps	2.5	—	2.5	—
Foreign currency derivatives	7.8	—	7.8	—

Total	$22.7	$12.4	$10.3	$—

Liabilities
Interest rate swaps	$12.1	$—	$12.1	$—
Foreign currency derivatives	63.9	—	63.9	—

Total	$76.0	$—	$76.0	$—

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

The Company’s segment results are as follows as of and for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Sales (1)
Cleaning, Organization & Décor	$570.0	$547.2	$1,644.6	$1,549.0
Office Products	540.2	544.9	1,574.8	1,538.7
Tools & Hardware	331.0	335.9	943.6	954.4
Other (Home & Family)	319.1	259.3	856.1	722.7

	$1,760.3	$1,687.3	$5,019.1	$4,764.8

Operating Income (Loss) (2)
Cleaning, Organization & Décor	$56.5	$83.7	$179.1	$222.1
Office Products	61.3	84.2	198.4	228.4
Tools & Hardware	47.0	51.3	128.8	133.2
Other (Home & Family)	37.2	37.2	95.5	98.9
Corporate	(21.6)	(19.9)	(61.6)	(61.5)
Restructuring Costs	(13.5)	(22.7)	(101.3)	(53.7)

	$166.9	$213.8	$438.9	$567.4

	September 30,	December 31,
	2008	2007

Identifiable Assets
Cleaning, Organization & Décor	$924.0	$785.3
Office Products	1,285.9	1,352.7
Tools & Hardware	715.8	712.2
Other (Home & Family)	484.0	344.6
Corporate (3)	3,848.6	3,488.1

	$7,258.3	$6,682.9

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Sales
United States	$1,224.3	$1,224.3	$3,470.3	$3,480.5
Canada	113.5	116.4	319.2	308.2

North America	1,337.8	1,340.7	3,789.5	3,788.7
Europe	254.1	221.2	770.5	635.1
Central and South America	77.7	66.7	210.3	183.4
All other	90.7	58.7	248.8	157.6

	$1,760.3	$1,687.3	$5,019.1	$4,764.8

Operating Income (2), (4)
United States	$116.0	$155.8	$318.2	$448.2
Canada	33.2	31.6	73.6	78.7

North America	149.2	187.4	391.8	526.9
Europe	1.6	8.1	7.7	3.9
Central and South America	3.5	5.7	2.5	7.4
All other	12.6	12.6	36.9	29.2

	$166.9	$213.8	$438.9	$567.4

1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 14% of consolidated net sales in the three months ended September 30, 2008 and 2007, respectively. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 14% of consolidated net sales in the nine months ended September 30, 2008 and 2007, respectively. Sales to no other customer exceeded 10% of consolidated net sales for either period.

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
On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI System, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. Endicia is party to a lawsuit filed against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. An unfavorable outcome in this litigation, which management does not believe is probable, could materially adversely affect the Endicia business.

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
Market Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. While the Company’s strategy is to expand globally, the Company currently derives almost 70% of its sales from the U.S. market. The U.S. economy continues to be challenging, driven largely by the steep decline in the residential housing market, reduced access to credit, volatile commodity prices, and resulting decline in consumer confidence and spending. The weakness in the U.S. economy adversely affects the Company’s domestic businesses, most notably the Tools & Hardware and Office Products segments; however, the Company continues to realize growth in these segments internationally, although growth in these segments has slowed as global economic conditions have deteriorated. The Company continues to realize growth in the Home and Family segment and certain other business units, both domestically and internationally.
The operating results of sourcers and manufacturers of consumer and commercial products are generally impacted by changes in the prices of raw materials (including commodity prices), labor costs, and foreign exchange rates. During the nine months ended September 30, 2008, the Company experienced a significantly higher than expected rate of inflation for raw materials, primarily resin and metals, and sourced finished goods. The primary driver for the increase was record-high energy prices, including the price of oil and natural gas, which are inputs to the cost of resin, which represents a little over 10% of the Company’s cost of products sold. Although raw materials costs moderated in the third quarter of 2008, the Company still expects the impact of inflation to adversely impact gross margins by $225 million to $250 million in 2008 compared to 2007. In addition, lower volumes in the Company’s manufacturing plants has recently adversely impacted gross margins as the Company reduces production to match revised sales forecasts and reduce inventory. Although Project Acceleration and ongoing productivity initiatives have offset some of the impacts of inflation and reduced production, the Company implemented a pricing initiative effective October 1 across a number of product lines, particularly those where resin is the primary component of the cost of products sold.
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
The following section details the Company’s performance in each of its strategic initiatives:
Create Consumer-Meaningful Brands
The Company is continuing to move from its historical focus on retail push marketing to a new focus on consumer pull marketing and creating competitive advantage through better understanding its consumers, innovating to deliver great performance, investing in advertising and promotion to create demand and leveraging its brands in adjacent categories around the world. The Company’s progress in implementing this brand building and marketing initiative is exhibited by the following:
•
In the Company’s Home & Family segment, the Baby & Parenting Essentials business launched the Nautilus 3-in-1 car seat under the Graco® brand and expanded its premium platform by introducing the Teutonia® brand into the North American market. The Company recently launched Teutonia branded products into national distribution using a selected specialty dealer network.

•
Also in the Home & Family segment, the Company launched a new premium line of Calphalon heating electrics, which leverages the well-known Calphalon® brand and expands the business into a natural near-neighbor category.

•
In the Cleaning, Organization and Décor segment, the Company’s Rubbermaid Food business experienced continued success with the innovative Rubbermaid Produce Saver, Premier and Easy Find Lids product lines.

•	The Office Products segment has expanded the market leading Sharpie franchise with the introduction of the Sharpie Pen, which many consumers are adopting as their every day writing instrument.

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
To leverage information and best practices across the Company’s business units, the Company is implementing SAP globally to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, the Company’s North American operations of its Home & Family and Office Products segments have successfully gone live with their SAP implementation efforts.
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
Project Acceleration is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million, and the Company has recognized $303.6 million of restructuring charges associated with Project Acceleration to date. Approximately 67% of the restructuring costs in connection with Project Acceleration are expected to be cash charges. Annual savings from Project Acceleration are projected to be between $175 and $200 million once fully implemented in 2010.
Additionally, in its efforts to achieve logistical excellence and optimize its geographic footprint, the Company continues to evaluate its supply chain efforts to identify opportunities to realize efficiencies in purchasing, distribution and transportation. For example, the Company plans to consolidate four smaller warehouses into a new Southeast distribution center as part of its efforts to achieve a best cost structure.
Lastly, the Company continues to optimize its organizational structure, with a focus on the Company’s Global Business Unit structure and structural SG&A costs. In that regard, the Company is reorganizing its Global Business Units to gain efficiency and effectiveness, combining several smaller ones into larger ones. The Company plans to reduce structural SG&A costs to maintain margins and to protect investments in brand building SG&A efforts.
Nurture 360º Innovation
Successful innovation requires both consumer driven product invention and the successful commercialization of that invention. It is a rigorous, consumer-centric process that permeates the entire development cycle. It begins with a deep understanding of how consumers interact with the Company’s brands and categories, and all the factors that drive their purchase decisions and in-use experience. That understanding must then be translated into innovative products that deliver unique features and benefits, at a best-cost position, providing the consumer with great value. Lastly, formulating how and where to create awareness and trial use and measuring the effectiveness of advertising and promotion spending complete the process.
In the Company’s Office Products segment, consumer response from the recent launch of the Sharpie pen has remained positive. The Sharpie pen is an extension of the Sharpie product line and addresses consumer needs by delivering the bold, smooth, high-quality writing experience associated with Sharpie markers but with the performance of a pen that does not bleed through paper.
The Company’s continued success of its Rubbermaid Produce Saver™, Easy Find Lids™ and Premier™ product lines continue to drive growth within the Rubbermaid Food business. The useful features of these lines, such as longer food storage life, easy organization and storage, and stain and odor resistance, demonstrate the Company’s ability to bring consumer-meaningful innovation to the plastic food storage category.
In July, the Company’s Beauty & Style global business unit launched the Goody Luxe™ product line which unites style and technology to solve common consumer frustrations. This premier line of hair accessories addresses global hair trends while offering functional benefits. The Goody Luxe product line uses StayPut Hold™ technology which allows the accessories to provide a secure hold yet are gentle enough to remove without snagging.
Acquisitions
In April 2008, the Company closed on two acquisitions, Aprica and Technical Concepts, which expand its product categories and geographic footprint as well as provide the Company an opportunity to leverage innovation and branding capabilities. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. This acquisition provides the Company’s Baby & Parenting Essentials business the opportunity to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside of Asia. The Aprica acquisition also provides the critical mass needed for more shared resources in Japan, which will help accelerate investment in the Asia-Pacific region by other business units. The Technical Concepts acquisition gives the Company’s Rubbermaid Commercial Products business an entry into the $2.5 billion away-from-home washroom market. Technical Concepts is a global provider of innovative touch-free and automated restroom hygiene systems. This acquisition fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories where performance matters and customers will pay a premium for innovation. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts significantly increases the global footprint of the Rubbermaid Commercial Products business.
Summary
In the midst of the global economic slowdown, the Company remains committed to driving its key strategic initiatives and plans to continue to reshape its portfolio to become increasingly global, faster growing, and more profitable. The Company expects to adapt to the impact of the economic slowdown with a particular focus on cash and liquidity. The Company is focused on managing inventories in the face of rapid consumer demand fluctuations and customer inventory reductions. In addition, the Company continues to execute its portfolio optimization strategy with the resin-dependent product category exits announced in the third quarter of 2008. The Company expects to continue to adapt to the changing circumstances, economic or otherwise, in the future to become a more focused and more profitable company.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Net sales	$1,760.3	100.0%	$1,687.3	100.0%	$5,019.1	100.0%	$4,764.8	100.0%
Cost of products sold	1,185.6	67.4	1,086.3	64.4	3,330.7	66.4	3,083.5	64.7

Gross margin	574.7	32.6	601.0	35.6	1,688.4	33.6	1,681.3	35.3
Selling, general and administrative expenses	394.3	22.4	364.5	21.6	1,148.2	22.9	1,060.2	22.3
Restructuring costs	13.5	0.8	22.7	1.3	101.3	2.0	53.7	1.1

Operating income	166.9	9.5	213.8	12.7	438.9	8.7	567.4	11.9
Nonoperating expenses:
Interest expense, net	38.8	2.2	28.0	1.7	103.3	2.1	82.9	1.7
Other expense, net	55.4	3.1	2.1	0.1	56.4	1.1	4.4	0.1

Net nonoperating expenses	94.2	5.4	30.1	1.8	159.7	3.2	87.3	1.8

Income from continuing operations before income taxes	72.7	4.1	183.7	10.9	279.2	5.6	480.1	10.1
Income taxes	17.7	1.0	13.8	0.8	74.3	1.5	101.9	2.1

Income from continuing operations	55.0	3.1	169.9	10.1	204.9	4.1	378.2	7.9
Gain (loss) from discontinued operations, net of tax	—	—	0.3	—	(0.5)	—	(16.5)	(0.3)

Net income	$55.0	3.1%	$170.2	10.1%	$204.4	4.1%	$361.7	7.6%

Three Months Ended September 30, 2008 vs. Three Months Ended September 30, 2007
Consolidated Operating Results:
Net sales for the three months ended September 30, 2008 were $1,760.3 million, representing an increase of $73.0 million, or 4.3%, from $1,687.3 million for the three months ended September 30, 2007. The Technical Concepts and Aprica acquisitions increased sales by $65.7 million, or 3.9%, over the prior year period. The remaining increase of $7.3 million, or 0.4%, was attributed to favorable foreign currency benefits, favorable pricing and growth in the Company’s international businesses, partially offset by softness in the Company’s domestic Office Products, Tools & Hardware and Décor businesses. Double digit growth in the Baby & Parenting Essentials and Culinary Lifestyles businesses and high single-digit growth in the Rubbermaid Food business led the sales improvement for the 2008 quarter.
Gross margin, as a percentage of net sales, for the three months ended September 30, 2008 was 32.6%, or $574.7 million, versus 35.6%, or $601.0 million, for the three months ended September 30, 2007. The 3.0% decline in the gross margin percentage was due to significant inflation in input costs, most notably in the Company’s resin intensive businesses, as well as sourced finished goods and unfavorable mix, which were partially offset by benefits realized from savings from Project Acceleration and favorable pricing.
SG&A expenses for the three months ended September 30, 2008 were 22.4% of net sales, or $394.3 million, versus 21.6% of net sales, or $364.5 million, for the three months ended September 30, 2007. The $29.8 million increase in SG&A expenses was driven by incremental SG&A associated with the Technical Concepts and Aprica acquisitions as well as currency translation.
The Company recorded restructuring costs of $13.5 million and $22.7 million for the three months ended September 30, 2008 and 2007, respectively. The third quarter 2008 restructuring costs included $11.2 million of employee severance, termination benefits and employee relocation costs, and $3.4 million of exited contractual commitments and other restructuring costs, partially offset by $1.1 million of benefits in facility and other exit costs. The third quarter 2007 restructuring costs included $5.7 million of facility and other exit costs, $4.0 million of employee severance and termination benefits and $13.0 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information on these restructuring costs.

Operating income for the three months ended September 30, 2008 was $166.9 million, or 9.5% of net sales, versus $213.8 million, or 12.7% of net sales, for the three months ended September 30, 2007. Improvements from favorable pricing and savings from Project Acceleration during the third quarter of 2008 were more than offset by inflation in input costs and sourced finished goods and unfavorable mix.
Interest expense, net, for the three months ended September 30, 2008 was $38.8 million versus $28.0 million for the three months ended September 30, 2007. The increase in interest expense in the 2008 quarter was driven by additional borrowings used to fund the acquisitions of Technical Concepts and Aprica.
Other expense, net, for the three months ended September 30, 2008 was $55.4 million versus $2.1 million for the three months ended September 30, 2007. Other expense, net, in the 2008 quarter is primarily attributable to the $52.2 million loss on debt extinguishment relating to the Company’s redemption of its $250.0 million of Reset notes in July 2008.
The effective tax rate was 24.3% for the three months ended September 30, 2008 versus 7.5% for the three months ended September 30, 2007. The change in the effective tax rate was primarily related to a net $3.5 million income tax benefit recorded during the three months ended September 30, 2008, compared to a net $39.4 million income tax benefit recorded for the three months ended September 30, 2007. These income tax benefits primarily relate to favorable outcomes from the IRS’s review of specific deductions and accrual reversals for items for which the statute of limitations expired, partially offset by provisions required for tax deductions recorded in prior periods. See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$570.0	$547.2	4.2%
Office Products	540.2	544.9	(0.9)
Tools & Hardware	331.0	335.9	(1.5)
Home & Family	319.1	259.3	23.1

Total Net Sales	$1,760.3	$1,687.3	4.3%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$56.5	$83.7	(32.5)%
Office Products	61.3	84.2	(27.2)
Tools & Hardware	47.0	51.3	(8.4)
Home & Family	37.2	37.2	—
Corporate	(21.6)	(19.9)	(8.5)
Restructuring costs	(13.5)	(22.7)

Total Operating Income	$166.9	$213.8	(21.9)%

Cleaning, Organization & Décor
Net sales for the three months ended September 30, 2008 were $570.0 million, an increase of $22.8 million, or 4.2%, from $547.2 million for the three months ended September 30, 2007. The Technical Concepts acquisition increased sales $36.8 million, or 6.7%. Excluding the impact of acquisitions, sales decreased $14.0 million, or 2.5%, as high single digit growth in the Rubbermaid Food business and low single digit growth in the Rubbermaid Commercial business were more than offset by softness in the Rubbermaid Home and Décor businesses.
Operating income for the three months ended September 30, 2008 was $56.5 million, or 9.9% of sales, a decrease of $27.2 million, or 32.5%, from $83.7 million for the three months ended September 30, 2007. Inflation in raw material costs, particularly resin, lower manufacturing volume and unfavorable mix more than offset the contributions from acquisitions during the 2008 quarter.

Office Products
Net sales for the three months ended September 30, 2008 were $540.2 million, a decrease of $4.7 million, or 0.9%, from $544.9 million for the three months ended September 30, 2007. Softer domestic sales driven by weaker foot traffic at U.S. retailers more than offset benefits recognized from favorable foreign currency. The segment’s international sales remained essentially flat in local currency.
Operating income for the three months ended September 30, 2008 was $61.3 million, or 11.3% of sales, a decrease of $22.9 million, or 27.2%, from $84.2 million for the three months ended September 30, 2007. The year-over-year decline in operating income is attributable to core sales decline, raw material inflation, unfavorable mix and increased investment in strategic SG&A spending.
Tools & Hardware
Net sales for the three months ended September 30, 2008 were $331.0 million, a decrease of $4.9 million, or 1.5%, from $335.9 million for the three months ended September 30, 2007. The year-over-year decrease was primarily due to a decline in the sales of the segment’s domestic businesses, which have been affected by the decline in the U.S. residential construction market, partially offset by favorable foreign currency and a mid-single digit increase in the segment’s international business in local currency.
Operating income for the three months ended September 30, 2008 was $47.0 million, or 14.2% of sales, a decrease of $4.3 million, or 8.4%, from $51.3 million for the three months ended September 30, 2007, as productivity improvements and favorable pricing were more than offset by raw material inflation and core sales declines in North America.
Home & Family
Net sales for the three months ended September 30, 2008 were $319.1 million, an increase of $59.8 million, or 23.1%, from $259.3 million for the three months ended September 30, 2007. The Aprica acquisition increased sales $28.9 million, or 11.1%. The remaining increase of $30.9 million, or 11.9%, was attributable to double digit growth in the Baby & Parenting Essentials and Culinary Lifestyles businesses.
Operating income for the three months ended September 30, 2008 was $37.2 million, or 11.7% of sales, flat to $37.2 million for the three months ended September 30, 2007, as sales improvements were offset by brand building investments, sourced product inflation and unfavorable mix within the segment’s Baby & Parenting Essentials business.
Nine Months Ended September 30, 2008 vs. Nine Months Ended September 30, 2007
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2008 were $5,019.1 million, representing an increase of $254.3 million, or 5.3%, from $4,764.8 million for the nine months ended September 30, 2007. The acquisitions of Technical Concepts and Aprica increased sales $142.8 million, or 3.0%. The remaining increase of $111.5 million, or 2.3%, was primarily attributable to foreign currency benefits. Double digit growth in the Company’s Rubbermaid Commercial and Rubbermaid Food businesses, high single digit growth in the Home & Family segment and low single digit growth in the Office Products segment were partially offset by declines in the Tools & Hardware segment and Décor business, which have been impacted by weakness in the U.S. economy.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2008 was 33.6%, or $1,688.4 million, versus 35.3%, or $1,681.3 million, for the nine months ended September 30, 2007. The 1.7% decline in the gross margin percentage was due to significant raw material and sourced finished goods inflation more than offsetting positive pricing and savings from Project Acceleration.
SG&A expenses for the nine months ended September 30, 2008 were 22.9% of net sales, or $1,148.2 million, versus 22.3% of net sales, or $1,060.2 million, for the nine months ended September 30, 2007. The $88.0 million increase in SG&A expenses was driven by SG&A expenses associated with the Technical Concepts and Aprica acquisitions, the impact of foreign currency and continued investment in brand building and strategic corporate initiatives.
The Company recorded restructuring costs of $101.3 million and $53.7 million for the nine months ended September 30, 2008 and 2007, respectively. The increase in restructuring costs for the nine months ended September 30, 2008 compared to the prior year period is primarily attributable to $36.0 million of asset impairment charges recorded for the nine months ended September 30, 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The 2008 restructuring costs included $45.3 million of facility and other exit costs, including the $36.0 million of asset impairment charges noted above, $41.5 million of employee severance, termination benefits and employee relocation costs, and $14.5 million of exited contractual commitments and other restructuring costs, of which $1.4 million relates to the Company’s 2001 Plan. The 2007 restructuring costs included $14.1 million of facility and other exit costs, $23.8 million of employee severance and termination benefits and $15.8 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information on these restructuring costs.
Operating income for the nine months ended September 30, 2008 was $438.9 million, or 8.7% of net sales, versus $567.4 million, or 11.9% of net sales, for the nine months ended September 30, 2007. The $128.5 million decline in operating income is primarily attributable to the impact of raw material and sourced goods inflation on gross margin in 2008 and the $36.0 million of Project Acceleration asset impairment charges in 2008 discussed above, partially offset by gross margin improvements from productivity initiatives and favorable pricing during 2008.
Interest expense, net, for the nine months ended September 30, 2008 was $103.3 million versus $82.9 million for the nine months ended September 30, 2007. The increase in interest expense in 2008 was driven by additional borrowings used to fund the acquisitions of Aprica and Technical Concepts.
Other expense, net, for the nine months ended September 30, 2008 was $56.4 million versus $4.4 million for the nine months ended September 30, 2007. Other expense, net, in 2008 is primarily attributable to the $52.2 million loss on debt extinguishment relating to the Company’s redemption of its $250.0 million of Reset notes in July 2008.
The effective tax rate was 26.6% for the nine months ended September 30, 2008 versus 21.2% for the nine months ended September 30, 2007. The increase in the effective tax rate was primarily related to a net $3.5 million income tax benefit recorded during the nine months ended September 30, 2008 compared to net $41.3 million income tax benefits recorded for the nine months ended September 30, 2007. These income tax benefits primarily relate to favorable outcomes from the IRS’s review of specific deductions and accrual reversals for items for which the statute of limitations expired, partially offset by provisions required for tax deductions recorded in prior periods. The effect of the tax benefits was partially offset by tax rates applicable to various discrete expenses recorded during the nine month periods, including restructuring costs. The discrete items in each of the nine month periods caused the effective tax rate to decline marginally from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further information.
For the nine months ended September 30, 2007, the Company recognized a loss from operations of discontinued operations of $0.2 million, net of tax, related to the results of the remaining operations of the Home Décor Europe business and a loss on disposal of discontinued operations of $16.3 million, net of tax, related primarily to the disposal of the remaining operations of the Home Décor Europe business. The total loss from discontinued operations, net of tax, was $0.5 million and $16.5 million for the nine months ended September 30, 2008 and 2007, respectively. Diluted loss per share from discontinued operations was $- and $0.06 for the nine months ended September 30, 2008 and 2007, respectively. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$1,644.6	$1,549.0	6.2%
Office Products	1,574.8	1,538.7	2.3
Tools & Hardware	943.6	954.4	(1.1)
Home & Family	856.1	722.7	18.5

Total Net Sales	$5,019.1	$4,764.8	5.3%

Operating income (loss) by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$179.1	$222.1	(19.4)%
Office Products	198.4	228.4	(13.1)
Tools & Hardware	128.8	133.2	(3.3)
Home & Family	95.5	98.9	(3.4)
Corporate	(61.6)	(61.5)	(0.2)
Restructuring Costs	(101.3)	(53.7)

Total Operating Income	$438.9	$567.4	(22.6)%

Cleaning, Organization & Décor
Net sales for the nine months ended September 30, 2008 were $1,644.6 million, an increase of $95.6 million, or 6.2%, from $1,549.0 million for the nine months ended September 30, 2007. The Technical Concepts acquisition increased sales $76.8 million, or 5.0%. The remaining increase of $18.8 million, or 1.2%, was driven by double digit growth in the Rubbermaid Commercial and Rubbermaid Food businesses, partially offset by softness in the Rubbermaid Home and Décor businesses.
Operating income for the nine months ended September 30, 2008 was $179.1 million, or 10.9% of sales, a decrease of $43.0 million, or 19.4%, from $222.1 million for the nine months ended September 30, 2007. Raw material inflation, particularly in resin, and lower manufacturing volume more than offset the contribution from increased sales, favorable pricing, and the Technical Concepts acquisition during the 2008 year.
Office Products
Net sales for the nine months ended September 30, 2008 were $1,574.8 million, an increase of $36.1 million, or 2.3%, from $1,538.7 million for the nine months ended September 30, 2007. The sales improvement was driven by favorable foreign currency and growth in the segment’s European and Asia Pacific businesses in local currency, partially offset by a decline in domestic sales driven by weaker foot traffic at U.S. retailers. The European business benefited in comparison to prior year from softer sales in 2007 driven mainly by service level interruptions that did not repeat in 2008.
Operating income for the nine months ended September 30, 2008 was $198.4 million, or 12.6% of sales, a decrease of $30.0 million, or 13.1%, from $228.4 million for the nine months ended September 30, 2007. Operating income declined as improvements in sales were offset by raw material inflation, increased investment in strategic SG&A spending, and unfavorable mix.
Tools & Hardware
Net sales for the nine months ended September 30, 2008 were $943.6 million, a decrease of $10.8 million, or 1.1%, from $954.4 million for the nine months ended September 30, 2007. The year-over-year decrease was due to softness in the segment’s domestic businesses, which have been affected by the decline in the U.S. residential construction market, partially offset by favorable foreign currency and improved sales in the segment’s international business in local currency.
Operating income for the nine months ended September 30, 2008 was $128.8 million, or 13.6 % of sales, a decrease of $4.4 million, or 3.3%, from $133.2 million for the nine months ended September 30, 2007, as favorable pricing and productivity improvements were more than offset by raw material inflation and core sales declines in North America.

Home & Family
Net sales for the nine months ended September 30, 2008 were $856.1 million, an increase of $133.4 million, or 18.5%, from $722.7 million for the nine months ended September 30, 2007. The Aprica acquisition increased sales $66.0 million, or 9.1%. The remaining increase of $67.4 million, or 9.4%, was attributable to double digit growth in the Baby & Parenting Essentials business and mid single digit growth in the Culinary Lifestyles business.
Operating income for the nine months ended September 30, 2008 was $95.5 million, or 11.2% of sales, a decrease of $3.4 million, or 3.4%, from $98.9 million for the nine months ended September 30, 2007, as volume gains were more than offset by unfavorable mix and increased strategic SG&A spending for new product launches, brand building investments, and sourced product inflation.
Liquidity and Capital Resources
Cash and cash equivalents decreased as follows for the nine months ended September 30, (in millions):

	2008	2007

Cash provided by operating activities	$243.0	$456.2
Cash used in investing activities	(776.1)	(214.6)
Cash provided by (used in) financing activities	428.0	(277.4)
Currency effect on cash and cash equivalents	(3.5)	4.3

Decrease in cash and cash equivalents	$(108.6)	$(31.5)

Sources:
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures and use of available borrowing facilities.
Cash provided by operating activities for the nine months ended September 30, 2008 was $243.0 million, compared to $456.2 million for the comparable period of 2007. The decrease is attributable primarily to lower income from continuing operations, a reduction in accounts payable, and the timing of payments of accrued liabilities, including income taxes. Cash used for restructuring activities was $46.7 million and $37.8 million for the nine months ended September 30, 2008 and 2007, respectively, and is included in the cash flows from operating activities. These payments relate primarily to employee termination benefits. The Company expects to use approximately $80 million of cash for restructuring activities in 2008 related to Project Acceleration.
During the nine months ended September 30, 2008, the Company received net proceeds from the issuance of debt of $1,317.6 million, compared to $354.9 million for the comparable period of 2007. In September 2008, the Company entered into a $400.0 million credit agreement, under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Loan”). Net proceeds from the Loan were used to repay outstanding commercial paper and for general corporate purposes. In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500 million in 5.50% senior unsecured notes due April 2013 and $250 million in 6.25% senior unsecured notes due April 2018 (collectively, the “Senior Unsecured Notes”). Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. The Senior Unsecured Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all existing and future senior unsecured debt. Proceeds from the issuance of debt in 2007 include the issuance of commercial paper used to fund the repayment of a five-year, $250 million, 6% fixed rate medium term note that came due on March 15, 2007. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for additional information.
On November 14, 2005, the Company entered into a $750.0 million five-year syndicated revolving credit facility (the “Revolver”). As a result of subsequent extensions, the Revolver will now expire in November 2012. The Company currently has $690.0 million available for borrowing under the Revolver. At September 30, 2008 and 2007, there were no borrowings under the Revolver.
In lieu of borrowings under the Revolver, the Company may issue up to $690.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. At September 30, 2008, there was $39.1 million of commercial paper outstanding, classified as current portion of long-term debt, and no standby letters of credit issued under the Revolver.

Uses:
Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.
The Company made payments on notes payable, commercial paper and long-term debt of $711.0 million and $474.3 million in the nine months ended September 30, 2008 and 2007, respectively. In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028 for $302.2 million, which includes the Company’s purchase of the remarketing option embedded in the Reset notes from a third party for $52.2 million. In July 2008, the Company also repaid $65.0 million of its $75.0 million outstanding 6.11% medium term notes due July 2028 in accordance with the terms of the notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes, the purchase of the remarketing option, and the repayment of the $65.0 million of 6.11% medium term notes due July 2028. The remaining payments made on debt during the nine months ended September 30, 2008 mainly represent the pay down of commercial paper. During the nine months ended September 30, 2007, the Company paid-off a five-year, $250 million, 6% fixed rate note, at maturity, and made payments of $215 million on commercial paper.
Cash used for acquisitions was $660.4 million and $101.5 million for the nine months ended September 30, 2008 and 2007, respectively. The cash used in 2008 relates primarily to the acquisitions of Technical Concepts and Aprica, while cash used in 2007 included the third quarter acquisition of Endicia. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Dividends paid were $176.1 million and $176.0 million during the nine months ended September 30, 2008 and 2007, respectively.
Capital expenditures were $122.1 million and $110.0 million during the nine months ended September 30, 2008 and 2007, respectively. The most significant components of the 2008 capital expenditures relate to the implementation of SAP.
Liquidity Metrics
Working capital (defined as current assets less current liabilities) at September 30, 2008 was $554.1 million compared to $87.9 million at December 31, 2007. The current ratio was 1.26:1 at September 30, 2008 and 1.03:1 at December 31, 2007. The increase in working capital is primarily related to the repayment of current maturities of long-term debt and commercial paper with proceeds from the $400 million three-year term loan.
Total debt to total capitalization (total debt is net of cash and cash equivalents, and total capitalization includes total debt and stockholders’ equity) was 0.54:1 at September 30, 2008 and 0.45:1 at December 31, 2007.
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. Based on the recent performance of the global equity markets and instability in the credit markets, certain of the Company’s pension plans’ assets have declined in value. As a result, to the extent the plans’ assets do not increase in value or decline further in value, the Company may be required to make contributions to certain of its pension plans within the next twelve months, and such contributions may be significant.
The Company believes that available cash, cash flows generated from future operations, access to capital markets, and availability under its revolving credit facility, including issuing commercial paper, will be adequate to support the cash needs of existing businesses, although the Company will be required to refinance its maturing short-term debt. As of September 30, 2008, the Company had $569.7 million of short-term debt, including a floating rate note of $448.0 million related to its 2001 receivables facility that matures in September 2009. The Company plans to address these obligations through the capital markets or other arrangements; however, access to the capital markets cannot be assured, particularly in light of the recent turmoil and uncertainty in the global credit markets, and alternative financing arrangements may result in higher borrowing costs for the Company.

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
The Financial Accounting Standards Board (“FASB”) issued FSP 157-2 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The Company’s assets and liabilities adjusted to fair value at least annually are its mutual fund investments, included in other assets, and derivative instruments, primarily included in other assets, other accrued liabilities and other noncurrent liabilities, and these assets and liabilities are therefore subject to the measurement and disclosure requirements of SFAS 157. As the Company adjusts the value of its mutual fund investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of SFAS 157.
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
Goodwill and Other Indefinite-Lived Intangible Assets
In the third quarter of 2008, the Company conducted its annual test of impairment of goodwill and indefinite-lived intangible assets. The Company evaluates goodwill and indefinite-lived intangible assets (primarily trademarks and trade names) for impairment at the reporting unit level, which is one level below the operating segment level (herein referred to as the reporting unit). The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount.

If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of its reporting units for its goodwill and other indefinite-lived assets generally based on discounted cash flow models, market multiples of earnings, or an actual sales offer received from a prospective buyer, if available. The use of a discounted cash flow model involves several assumptions, and changes in assumptions could materially impact fair value estimates. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, royalty rates used in the Company’s evaluation of trade names, projected average revenue growth, and projected long-term growth rates in the determination of terminal values. A one percentage point increase in the discount rate used to determine the fair values of the Company’s reporting units, which were not deemed to be impaired based on the testing of goodwill in the third quarter as described above, would not cause the carrying value of each respective reporting unit to exceed its fair value.
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
No impairment charges were recorded by the Company as a result of the annual impairment testing performed in the third quarter of 2008 and 2007.
Market Risk
The Company’s market risk is impacted by changes in interest rates, foreign currency exchange rates and certain commodity prices. Pursuant to the Company’s policies, natural hedging techniques and derivative financial instruments may be utilized to reduce the impact of adverse changes in rates and prices. The Company does not hold or issue derivative instruments for trading purposes.
Interest Rates
Interest rate risk is present with both fixed and floating rate debt. The Company manages its interest rate exposure through its mix of fixed and floating rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed rate debt resulting from fluctuations in interest rates. Accordingly, interest rate fluctuations impact the fair value of the Company’s fixed rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense.
Foreign Currency Exchange Rates
The Company is exposed to foreign currency risk in the ordinary course of business since a portion of the Company’s sales, expenses, and operating transactions are conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in U.S. dollars, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company uses foreign exchange forward contracts and purchased options as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third party commercial transactions. The Company also incurs gains and losses recorded within shareholders’ equity due to the translation of the financial statements from the functional currency of its entities to U.S. dollars.
The Company uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency. The Company also utilizes capital structures of foreign subsidiaries combined with forward contracts to minimize its exposure to foreign currency risk. The Company hedges portions of its net investments in foreign subsidiaries with forward contracts and cross-currency hedges of intercompany loans denominated in foreign currencies.
Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. Gains and losses related to qualifying forward exchange contracts, which are used to hedge intercompany loans, are recognized in other comprehensive income. The Company’s hedging programs reduce, but do not always eliminate, the impact of currency exchange rate movements.
Commodity Price Risk
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
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table sets forth the one day value-at-risk as of and for the nine months ended September 30, (dollars in millions):

	2008		2007
	Nine		Nine
	Month	September 30,	Month	September 30,	Confidence
	Average	2008	Average	2007	Level

Market Risk (1)
Interest rates	$13.1	$10.9	$8.3	$8.8	95%
Foreign exchange	$6.7	$6.6	$4.2	$5.2	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. Additionally, since the Company operates globally, and therefore, among a broad basket of currencies, its foreign currency exposure is diversified. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, interest rates, internal growth rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail economies in light of the global economic slowdown; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the

Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it particularly given the recent turmoil and uncertainty in the global credit markets; increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2).
Item 4. Controls and Procedures
As of September 30, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.
Item 1A. Risk Factors
The information presented below updates and supplements the risk factors set forth in the Company’s 2007 Form 10-K and in Exhibit 99.1 to the Company’s Form 10-Q for the period ended June 30, 2008.
The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations could also affect the Company’s pension and postretirement plan expense and funding requirements.
The funding obligations for the Company’s pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, the Company could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase the Company’s required contributions in the future and adversely impact its liquidity.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension and other postretirement benefit plans are evaluated by the Company in consultation with outside actuaries. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return, or health care costs, the Company’s future pension and projected postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the actuarial assumptions that the Company uses may differ from actual results, which could have a significant impact on the Company’s pension and postretirement liability and related costs.
The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company’s ability to manufacture and market its products.
The Company purchases raw materials to be used in manufacturing its products. In addition, the Company is placing increasing reliance on third party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity, or price considerations. Financial, operating or other difficulties suffered by the Company’s suppliers and/or sourcing partners or changes in the Company’s relationships with them could result in manufacturing or sourcing interruptions, delays, and inefficiencies and prevent the Company from manufacturing or obtaining the finished goods necessary to meet customer demand.
Circumstances associated with the Company’s potential divestitures and product line rationalizations could adversely affect the Company’s results of operations and financial condition.
The Company continues to evaluate the performance and strategic fit of its businesses and may decide to sell or discontinue a business or product line based on such an evaluation. A decision to divest or discontinue a business or product line may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers (or prospective buyers may have difficulty obtaining financing) or alternative exit strategies at acceptable prices and terms and in a timely manner. Divestitures and business discontinuations could involve additional risks, including the following:
•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management’s attention from other business concerns;

•	the assumption of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the disruption of the Company’s business;

•	and the potential loss of key employees.
The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business or product line.
The Company may have additional tax liabilities.
The Company is subject to income tax in the U.S. and numerous jurisdictions outside the U.S. Significant estimation and judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2008.

			Total Number of	Maximum Number
			Shares Purchased	Approximate dollar
	Total Number of		as Part of	Value of Shares that
	Shares	Average Price	Publicly Announced	May Yet Be Purchased
Period	Purchased(1)	Paid per Share	Plans or Programs	Under the Plans or Programs
7/1/08-7/31/08	1,623	$16.82	—	—
8/1/08-8/31/08	4,405	$18.00	—	—
9/1/08-9/30/08	22,642	$19.54	—	—

Total	28,670	$19.15	—	—

(1)
None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

10.1	$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto.

10.2	Employment Security Agreement with Mark D. Ketchum dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2008).

10.3
Form of Employment Security Agreement with certain executive officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2008).

10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Safe Harbor Statement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC. Registrant

Date: November 10, 2008	/s/ J. Patrick Robinson

J. Patrick Robinson Chief Financial Officer