Form 10-K
period 2008-12-31
NEWELL RUBBERMAID INC
filed 2009-03-02
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008	COMMISSION FILE NUMBER 1-9608

NEWELL RUBBERMAID INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 418-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange Chicago Stock Exchange

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

There were 277.2 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2009. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2008) beneficially owned by non-affiliates of the Registrant was approximately $4.64 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 5, 2009.

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

GENERAL

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s strong portfolio of brands includes Sharpie®, Paper Mate®, Dymo®, Expo®, Waterman®, Parker®, Rolodex®, Irwin®, Lenox®, BernzOmatic®, Rubbermaid®, TC®, Levolor®, Graco®, Aprica®, Calphalon® and Goody®. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family.

Newell Rubbermaid’s vision is to become a global company of Brands That MatterTM and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. At the same time, the Company strives to achieve best cost in its operations and leverage the benefits of being one company, including shared expertise, operating efficiencies and the fostering of a culture that produces best-in-class results.

To support its multi-year transformation into a best-in-class global consumer branding and marketing organization, Newell Rubbermaid has adopted a strategy designed to deliver long-term sales and profit growth and enhance shareholder value. The key tenets of the Company’s strategy include optimizing the business portfolio, building consumer-meaningful brands across the globe, and achieving best cost and efficiency in its operations.

Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.

STRATEGIC INITIATIVES

Optimize the Portfolio

The Company continues to optimize its portfolio by reducing its exposure to non-strategic businesses and product lines and by acquiring businesses that facilitate geographic and category expansion, thus enhancing the growth opportunities and profitability of the overall portfolio. The Company seeks to build a portfolio of businesses that satisfy several key strategic criteria, including consumer-meaningful brands, product categories that respond to innovation and product differentiation, strong margin and growth potential, global categories, favorable customer and channel dynamics, valued intellectual property and synergies with the Company’s core categories and competencies.

Using the above criteria, the Company routinely reviews its businesses and product offerings to assess their strategic fit. From 2005 to 2007, the Company divested or exited certain non-strategic and commodity-like businesses and product lines. In July 2008, the Company announced that it expects to divest, downsize or exit selected low margin, largely resin-intensive and commoditized product categories which generate approximately $500 million in annual sales. The Company expects this recent portfolio rationalization will improve gross margins and increase diluted earnings per share.

The Company will continue to evaluate strategic acquisitions that can accelerate the migration of its portfolio to faster growing, higher margin businesses with greater presence in international markets. This strategy includes both small bolt-on acquisitions and larger transactions. In April 2008, the Company closed on two significant acquisitions, Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”) and Technical Concepts Holdings, LLC (“Technical Concepts”), which expand its product categories and geographic footprint as well as provide the Company the opportunity to leverage its innovation and branding capabilities. Aprica is a Japanese manufacturer and marketer of premium strollers, car seats and other related juvenile products. This acquisition gives the Company’s Baby & Parenting Essentials business the opportunity to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside of Asia. The Aprica acquisition also provides the critical mass needed for increased shared resources in Japan, enabling the acceleration of investment in the Asia-Pacific region by other business units. Technical Concepts is a global provider of innovative touch-free and automated restroom hygiene systems. The Technical Concepts acquisition gives the Company’s Rubbermaid Commercial Products business an entry into the away-from-home washroom market. This acquisition fits the Company’s strategy of leveraging existing sales and marketing capabilities across near-neighbor product categories where performance matters and customers will pay a premium for innovation. In addition, with approximately 40% of its sales outside of the U.S., Technical Concepts significantly increases the global footprint of the Rubbermaid Commercial Products business. As a result of these two acquisitions, in combination with the sales growth in its existing international businesses, Newell Rubbermaid generated approximately 31% of total sales in 2008 from markets outside of the U.S., as compared to 28% and 26% in 2007 and 2006, respectively.

Build Consumer-Meaningful Brands

The Company is committed to building consumer-meaningful brands by embracing a consumer-driven innovation process, developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand building activities. As part of the consumer-driven innovation process, the Company invests in research and development to better understand its target consumers and their needs. The consumer insights gained from this investment are used to develop focused brand strategies and to create products that deliver meaningful solutions. In 2008, this focus on consumer-driven innovation resulted in the launch and support of several notable new product lines, including:

•

The Graco® SweetpeaceTM Newborn Soothing CenterTM product reinvents the baby swing market by offering patent-pending motions to mimic the movements parents use to soothe infants along with other advanced features developed as a result of comprehensive research with consumers and pediatric professionals.

•

Rubbermaid® Produce SaverTM, PremierTM and Easy Find LidsTM food storage containers offer special features that help keep fruits and vegetables fresh longer, allow for easier organization and storage, and provide stain and odor resistance.

•	Calphalon introduced Premium Heating Electric Appliances, which leverages and expands the well-known Calphalon® brand into a natural near-neighbor category.

•

The Sharpie® Pen delivers the writing experience of a Sharpie® Ultrafine point marker, but with an ink formulated not to bleed through paper, making the Sharpie® Pen a best in class everyday writing instrument.

•

The Graco® NautilusTM 3-in-1 car seat converts from a five-point safety harness for babies to a high back seat belt option for toddlers and then to a backless booster seat, providing comfortable, custom protection for children up to 100 pounds.

By embracing the consumer-driven innovation process, the Company will continue to introduce innovative new products that meet consumers’ needs, strengthen its brands and drive sustainable growth.

The Company continues to employ resources to create best-in-class branding and marketing capabilities across the Company. As part of the Company’s Marketing Build and Transform initiative, it has created a detailed blueprint and roadmap for achieving brand building excellence over time. Each business unit is tasked with evaluating its brands against best-in-class metrics, using a common framework and methodology, and developing a comprehensive plan to achieve the targeted goals. To further support this initiative, the Company has added to its management ranks executive talent from some of the world’s leading consumer products companies and developed and launched a comprehensive series of Marketing Excellence training programs. These courses, which cover both basic and advanced curriculums, are designed to expand and develop consumer marketing capabilities and further enhance consumer understanding.

The Company is committed to investing in strategic brand building activities such as research and development, marketing, and advertising and promotion to enhance consumer-driven innovation, create a more effective marketing organization and increase consumer awareness and demand for its products.

Achieve Best Cost and Efficiency

The Company’s objective is to achieve best cost in operations and leverage its scale to accelerate adoption of best-in-class practices and reduce costs in non-market facing activities. Achieving best cost across the organization will enable the Company to improve its competitive position, generate funds for increased investment in strategic brand building initiatives, and preserve cash and liquidity in the midst of volatile commodity markets and the current global economic slowdown. Through the Project Acceleration restructuring program and other initiatives, the Company has reduced the number of manufacturing facilities, increased the use of strategic sourcing partners, and improved capacity utilization rates to deliver productivity savings. In order to achieve logistical excellence and optimize its geographic footprint, the Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. For example, in 2009 the Company plans to consolidate four smaller warehouses into a new, multi-branded Southeastern U.S. distribution center. To date, the Company has recognized approximately $125.0 million of cumulative annualized savings from Project Acceleration, and expects total savings of $175.0 million to $200.0 million once the program is fully implemented in 2010. Project Acceleration is expected to result in cumulative restructuring costs of $475.0 million to $500.0 million over the life of the initiative.

The Company is also optimizing its organizational structure, reducing structural selling, general and administrative (“SG&A”) expenses and managing its working capital to improve efficiency and preserve its cash and liquidity position. In 2007, the Company began realigning its businesses under a Global Business Unit (“GBU”) structure. This realignment positions the business units to leverage research and development, branding, marketing and innovation on a global basis. The Company continues to work to aggressively reduce non-strategic SG&A expenditures throughout the organization to protect margins and to enable continuing investments in brand building activities. In addition, the Company continues to focus on reducing inventories and managing working capital more effectively in order to maximize cash and liquidity.

The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company strives to benefit from the cost reductions achieved through horizontal integration and economies of scale. For example, the Company has established regional shared services centers to leverage non-market facing functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance. To further enhance productivity, the Company has begun migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP will enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, the North American operations of its Home & Family and Office Products segments have successfully gone live with their SAP implementation efforts. Lastly, the Company is focused on building a common culture centered on consumer-focused brand building, collaboration, diversity and people development, and best-in-class results. To support these efforts, the Company is co-locating several business units and corporate functions into one global headquarters building and has consolidated several offices in Paris and Hong Kong for the European and Asia-Pacific regional headquarters, respectively. These consolidations will improve efficiency, enable greater sharing of best practices, and make it easier to leverage talent across the organization.

BUSINESS SEGMENTS

The Company’s business segments for 2008 were as follows:

Segment	Description of Products
Cleaning, Organization & Décor	Cleaning and refuse, indoor/outdoor organization, food storage, and home storage products; material handling solutions; drapery hardware and window treatments; restroom hygiene systems
Office Products

Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, card-scanning solutions, and on-line postage; and art and office organization products

Tools & Hardware	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, manual paint applicators and cabinet and window hardware
Home & Family	Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware and cutlery; and hair care accessories

In the first quarter of 2009, the business units within the Cleaning, Organization & Décor segment were reorganized in the Tools & Hardware and Home & Family segments. The Rubbermaid Commercial Products business unit was transferred to the newly named Tools, Hardware & Commercial Products segment, and the Rubbermaid Food & Home Products and Décor business units were transferred to the Home & Family segment. The reorganization allows the Company to realize structural SG&A efficiencies.

CLEANING, ORGANIZATION & DÉCOR

The Company’s Cleaning, Organization & Décor segment comprises the following business units: Rubbermaid Food & Home Products, Rubbermaid Commercial Products and Décor. These businesses design, manufacture or source, package and distribute semi-durable products primarily for use in the home and commercial settings.

Food & Home Products and Commercial Products primarily sell their products under the trademarks Rubbermaid®, Brute®, Roughneck®, TakeAlongs® and TC®. Décor sells its products primarily under the trademarks Levolor® and Kirsch®.

Food & Home Products markets its products directly and through distributors to mass merchants, home centers, warehouse clubs, grocery/drug stores and hardware distributors. Commercial Products markets its products directly and through distributors to commercial channels and home centers. Décor markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.

OFFICE PRODUCTS

The Company’s Office Products segment comprises the following business units: Markers, Highlighters, & Art; Everyday Writing; Technology; and Fine Writing & Luxury Accessories. These businesses primarily design, manufacture or source, package and distribute writing instruments and office solutions, primarily for use in the business and home.

Markers, Highlighters & Art products include permanent/waterbase markers, dry erase markers, highlighters, and art supplies and are primarily sold under the trademarks Sharpie®, Expo®, Sharpie® Accent®, Vis-à-Vis®, Eberhard Faber®, Berol® and Prismacolor®. Everyday Writing products include ballpoint pens and inks, roller ball pens, mechanical pencils and correction fluids and are primarily sold under the trademarks Paper Mate®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Sharpie®, Eberhard Faber®, Berol®, Reynolds®, and Liquid Paper®. Technology products include on-demand labeling products, on-line postage, card scanning solutions and interactive teaching solutions, and are primarily sold under the trademarks Dymo®, EndiciaTM, CardScan®, and Mimio®. Fine Writing & Luxury Accessories products include fine writing instruments and luxury accessories and are primarily sold under the trademarks Parker®, Waterman® and rotring®.

Office Products markets its products directly and through distributors to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, hardware distributors and other retailers.

TOOLS & HARDWARE

The Company’s Tools & Hardware segment comprises the following business units: Industrial Products & Services, Construction Tools & Accessories and Hardware. The business units within the Tools & Hardware segment design, manufacture or source, package and distribute hand tools and power tool accessories, industrial bandsaw blades, propane torches, soldering tools and accessories, manual paint applicator products, cabinet hardware and window and door hardware.

Industrial Products & Services products include cutting and drilling accessories and industrial bandsaw blades as well as soldering tools and accessories primarily sold under the Lenox® trademark. Construction Tools & Accessories products include hand tools and power tool accessories primarily sold under the trademarks Irwin®, Vise-Grip®, Marathon®, Quick-Grip®, Unibit® and Strait-Line®. Hardware products include paint applicator products, propane torches and cabinet, window and door hardware primarily sold under the trademarks Shur-Line®, BernzOmatic®, Amerock® and Bulldog®.

Tools & Hardware markets its products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.

HOME & FAMILY

The Company’s Home & Family segment comprises the following business units: Baby & Parenting Essentials, Culinary Lifestyle and Beauty & Style. Baby & Parenting Essentials designs, manufactures or sources, packages and distributes infant and juvenile products such as swings, high chairs, car seats, strollers and playards. Culinary Lifestyle primarily designs, manufactures or sources, packages and distributes aluminum and stainless steel cookware, bakeware, cutlery and kitchen gadgets and utensils. Beauty & Style designs, sources, packages and distributes hair care accessories and grooming products.

Baby & Parenting Essentials primarily sells its products under the trademarks Graco®, Teutonia® and Aprica®. Culinary Lifestyle primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with CalphalonTM, Calphalon®OneTM and KatanaTM. Beauty & Style markets its products primarily under the trademarks Goody®, Ace®, and Solano®.

Baby & Parenting Essentials and Beauty & Style market their products directly and through distributors to mass merchants and specialty and grocery/drug stores. Culinary Lifestyle markets and sells its products directly to department and specialty stores and through its branded retail outlets.

NET SALES BY BUSINESS SEGMENT

The following table sets forth the amounts and percentages of the Company’s net sales for the years ended December 31, 2008, 2007 and 2006 (in millions, except percentages) (including sales of acquired businesses from the time of acquisition and excluding sales of businesses that have been divested), for the Company’s four business segments.

	2008	% of Total	2007	% of Total	2006	% of Total

Cleaning, Organization & Décor	$2,147.3	33.2%	$2,096.4	32.7%	$1,995.7	32.2%
Office Products	2,005.8	31.0	2,042.3	31.9	2,031.6	32.8
Tools & Hardware	1,200.3	18.6	1,288.7	20.1	1,262.2	20.3
Home & Family	1,117.2	17.2	979.9	15.3	911.5	14.7

Total Company	$6,470.6	100.0%	$6,407.3	100.0%	$6,201.0	100.0%

Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 13% of consolidated net sales for each of the years ended December 31, 2008 and 2007, and 12% of consolidated net sales for the year ended December 31, 2006, substantially across all segments. Sales to no other customer exceeded 10% of consolidated net sales. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 18 of the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Multi-Product Offering

The Company’s broad product coverage in multiple categories permits it to more effectively meet the needs of its customers. With families of leading brand names and profitable and innovative new products, the Company can also assist volume purchasers sell a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income and encourage impulse buying by retail consumers.

Customer Marketing and Service

The Company strives to develop long-term, mutually beneficial partnerships with its customers and become their supplier and brand of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name consumer products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.

The Company strives to enhance its relationships with customers through exceptional customer service. The Company’s ability to provide superior customer service is a result of its information technology and marketing and merchandising programs that are designed to enhance the sales and profitability of its customers and provide consistent on-time delivery of its products.

A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. Retailers frequently purchase on a

“just-in-time” basis in order to reduce inventory carrying costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers need to more closely anticipate consumer-buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through more responsive sourcing, manufacturing and distribution capabilities and electronic communications.

Foreign Operations

Information regarding the Company’s 2008, 2007 and 2006 foreign operations and financial information by geographic area is included in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A of this report and is incorporated by reference herein.

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, glass, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. Over the long-term, the Company has experienced inflation in raw material prices and expects such inflation pressures to continue in 2009. The Company continues to attempt to reduce the volume of its resin purchases through product line rationalizations and strategic divestitures.

The Company is also placing increasing reliance on third party manufacturers as a source for finished goods. In a limited number of cases, such manufacturers supply substantially all of the finished goods for a product line. In particular, the Home & Family segment’s Baby & Parenting Essentials business unit relies on a third party manufacturer for a significant portion of certain of its products.

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

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Sharpie®,” “Paper Mate®,” “Dymo®,” “Irwin®,” “Lenox®,” “Rubbermaid®,” “TC®,” “Levolor®,” “Graco®,” “Aprica®” and “Calphalon®.”

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

The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands and differentiated products, delivering superior customer service (including innovative “good-better-best” marketing and merchandising programs), consistent on-time delivery, outsourcing certain production to low cost suppliers and lower cost countries where appropriate, and experienced management.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; and contract stationers. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 13% of net sales in 2008, across substantially all business units. The Company’s top ten customers in 2008 included (in alphabetical order): Bed Bath & Beyond, Lowe’s, Office Depot, OfficeMax, Staples, Target, The Home Depot, Toys ‘R’ Us, W. W. Grainger and Wal-Mart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

Information regarding the Company’s research and development costs for each of the past three years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Employees

As of December 31, 2008, the Company had approximately 20,400 employees worldwide, of whom approximately 3,300 are covered by collective bargaining agreements or are located in countries which have collective arrangements decreed by statute.

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

The Company’s business depends on the strength of the retail economies in various parts of the world, primarily in North America, and to a lesser extent Europe, Central and South America and Asia. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With the recent and significant deterioration of economic conditions in the U.S. and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have a material adverse effect on the demand for the Company’s products as well as its financial condition and results of operations. Consumer demand and the condition of the retail industry may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact the Company’s business. Moreover, in recent years, the retail industry in the U.S. and, increasingly, elsewhere has been characterized by intense competition among retailers. Because such competition, particularly in weak retail economies, can cause retailers to struggle or fail, the Company must continuously monitor, and adapt to changes in, the profitability, creditworthiness and pricing policies of its customers. A failure by one of the Company’s large retail customers would adversely impact the Company’s sales and operating cash flows.

If the Company is unable to access the capital markets to refinance its maturing short-term debt, its borrowing costs could increase significantly.

As of December 31, 2008, the Company had $761.0 million of short-term debt that it will be required to refinance or repay within the next twelve months. The Company plans to address these obligations through the capital markets or other arrangements. However, access to the capital markets cannot be assured, particularly given the recent turmoil and uncertainty in the global credit markets, and although the Company believes that alternative arrangements will be available to refinance these obligations, such arrangements could result in a significant increase in the Company’s borrowing costs.

A further reduction in the Company’s credit ratings could materially and adversely affect its business, financial condition and results of operations.

The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. In July 2008, both Moody’s and Standard & Poor’s changed their outlook on their ratings from Stable to Negative and Fitch revised its outlook from Positive to Stable. In February 2009, Moody’s and Standard & Poor’s lowered their credit ratings on the Company’s senior debt from Baa2 to Baa3 and from BBB+ to BBB-, respectively, and their short-term debt credit ratings from P-2 to P-3 and from A-2 to A-3, respectively. Both Moody’s and Standard & Poor’s reaffirmed their Negative outlook. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. Any further downgrade by Moody’s or Standard & Poor’s, which would reduce the Company’s senior debt below investment grade, would likely increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would further limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

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

The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major retailer customers, such as overall store and inventory reductions and retailer consolidation. However, the intense competition in the retail sector combined with the overall economic environment may result in a number of retailers experiencing financial difficulty or failing in the future. As a result of these factors, the Company may experience a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company’s inability to commercialize a continuing stream of new products that create consumer demand may adversely impact its ability to compete in the marketplace.

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

If the Company does not continue to develop and maintain consumer-meaningful brands, its operating results may suffer.

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company’s retailer customers will need the Company’s products to meet consumer demand. Consumer-meaningful brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands requires significant investment in brand building and marketing initiatives. While the Company plans to increase its expenditures for advertising and other brand building and marketing initiatives, the increased investment may not deliver the anticipated results.

The Company faces challenges and uncertainties as it transforms into a company that grows through consumer-meaningful brands and new product innovation.

The Company is undergoing a transformation from a portfolio-holding company that grew through acquisitions to a focused group of leadership platforms that generate internal growth driven by consumer-meaningful brands and new product innovation. Such a transformation requires significant investment in brand-building, marketing and product development. It also requires the development of the right methods for understanding how consumers interact with the Company’s brands and categories and measuring the effectiveness of advertising and promotion spending. Although the process is well underway, significant challenges and uncertainties remain.

Price increases in raw materials and sourced products could harm the Company’s financial results.

The Company purchases raw materials, including resin, glass, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Also, as part of its strategy to achieve best total cost, the Company increasingly relies on third party manufacturers as a source for its products. These manufacturers are also subject to price volatility and inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company’s productivity gains and could materially impact the Company’s financial results.

The Company’s plans to improve productivity and streamline operations may not be successful, which would adversely affect its ability to compete.

The Company’s success depends on its ability to continuously improve its manufacturing efficiencies, reduce supply chain costs and streamline non-strategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. Project Acceleration includes the anticipated closures of certain manufacturing and distribution facilities. In addition, the Company continuously explores ways to best leverage its functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance in order to improve efficiency and reduce costs. The Company runs the risk that Project Acceleration and other corporate initiatives aimed at streamlining operations and processes, cost reduction, and improving overall financial results may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated. It is also possible that other major productivity and streamlining programs may be required after such projects are completed. In addition, disruptions in the Company’s ability to supply products on a timely basis, which may be incidental to any problems in the execution of Project Acceleration, could adversely affect the Company’s future results.

The Company’s inability to make strategic acquisitions and to integrate its acquired businesses could adversely impact the Company’s future growth.

Although the Company has in recent years increasingly emphasized internal growth rather than growth by acquisition, the Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings and operating income improvements within a reasonable period of time, remain important factors in the Company’s future growth. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the recent turmoil and uncertainty in global credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital.

Circumstances associated with the Company’s potential divestitures and product line rationalizations could adversely affect the Company’s results of operations and financial condition.

The Company continues to evaluate the performance and strategic fit of its businesses and products and may decide to sell or discontinue a business or product line based on such an evaluation. A decision to divest or discontinue a business or product line may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers (or prospective buyers may have difficulty obtaining financing) or executing alternative exit strategies at acceptable prices and terms and in a timely manner. Divestitures and business discontinuations could involve additional risks, including the following:

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

The Company purchases raw materials to be used in manufacturing its products. In addition, the Company is placing increasing reliance on third party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by the Company’s suppliers and/or sourcing partners or changes in the Company’s relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies and prevent the Company from manufacturing or obtaining the finished goods necessary to meet customer demand.

Complications in connection with the Company’s current information system initiative may adversely impact its results of operations, financial condition and cash flows.

The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. To date, the Company has successfully gone live with the SAP implementation at its North American Office Products business units and its North American Home & Family business units. These go-lives are the first two major milestones in a multi-year implementation that will occur in several phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees’ roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, and the implementation could impact the Company’s ability to perform necessary business transactions. All of these risks could adversely impact the Company’s results of operations, financial condition and cash flows.

Impairment charges could have a material adverse effect on the Company’s financial results.

Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s customer base, the unfavorable resolution of litigation, including patent infringement litigation involving PSI Systems, Inc., a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. Given the macroeconomic environment and its adverse impact on certain business units of the Company in the fourth quarter of 2008, the Company evaluated its goodwill for impairment during the fourth quarter of 2008. As a result of the evaluation, the Company recorded non-cash impairment charges of $299.4 million, principally related to goodwill.

The Company continues to evaluate the impact of economic and other developments on the Company and its business units to assess whether impairment indicators are present. Subsequent to December 31, 2008, the Company’s total market capitalization periodically declined below the Company’s December 31, 2008 consolidated stockholders’ equity balance. If the Company’s total market capitalization is below reported consolidated stockholders’ equity at a future reporting date or for a sustained period, the Company considers this an indicator of potential impairment of goodwill. The Company utilizes market capitalization in corroborating its assessment of the fair value of its reporting units. As a result, the Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, and these tests could result in additional impairment charges in the future.

The resolution of the Company’s tax contingencies may result in additional tax liabilities, which could adversely impact the Company’s cash flows and results of operations.

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

Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.

The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect the Company’s earnings and cash flows in future periods. Changes in government regulations could also affect the Company’s pension and postretirement plan expenses and funding requirements.

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

Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension and other postretirement benefit plans are evaluated by the Company in consultation with outside actuaries. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long term rate of return on assets, or health care costs, the Company’s future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that the Company uses may differ from actual results, which could have a significant impact on the Company’s pension and postretirement liabilities and related costs and funding requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family. These are the primary manufacturing locations, administrative offices and distribution warehouses of the Company. In 2008, the Company moved its headquarters to a new 350,000 square foot, 14-story headquarters building in Atlanta, Georgia. The Company also maintains sales offices throughout the U.S. and the world. Most of the Company’s idle facilities, which are excluded from the following list, are subleased, pending lease expiration, or are for sale. The Company’s properties are generally in good condition, well maintained, and are suitable and adequate to carry on the Company’s business.

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
CLEANING, ORGANIZATION & DÉCOR
	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	IL	Mundelein	O	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
	OH	Mogadore	O	Home Products
	KS	Winfield	L/O	Home Products
	OH	Wooster	L	Home Products
	Canada	Mississauga	O	Home Products
	Canada	Calgary	L	Home Products
	TX	Greenville	L/O	Home Products
	MO	Jackson	O	Home Storage Systems
	Mexico	Agua Prieta	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
	IL	Freeport	L	Window Treatments
OFFICE PRODUCTS
	IL	Oakbrook	L	Writing Instruments
	IL	Bellwood	O	Writing Instruments
	TN	Lewisburg	O	Writing Instruments
	TN	Shelbyville	L/O	Writing Instruments
	TN	Vonore	L	Writing Instruments
	WI	Janesville	L	Writing Instruments
	Canada	Oakville	L	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Tamil Nadu	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
	Mexico	Tlalnepantla	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	UK	Newhaven	O	Writing Instruments
	France	Mallisard	O	Writing Instruments
	Australia	Melbourne	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	TN	Maryville	L/O	Office & Storage Organizers
	Belgium	Sint Niklaas	O	On-Demand Labeling Products
TOOLS & HARDWARE
	WI	Saint Francis	O	Paint Applicators
	NY	Medina	L/O	Propane/Oxygen Hand Torches
	NC	Winston-Salem	O	Brazing Solder
	IN	Lowell	O	Window Hardware
	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	OH	Wilmington	L	Tools
	Australia	Lyndhurst	L	Tools
	New Zealand	Wellsford	O	Tools
	Brazil	Sao Paulo	O	Tools
	Brazil	Carlos Barbosas	O	Tools
	India	Ankleshwar	O	Tools
	Denmark	Asnaes	O	Tools
	Mexico	Monterrey	L	Hardware
HOME & FAMILY
	OH	Perrysburg	O	Cookware
	OH	Toledo	L	Cookware
	OH	Bedford Heights	L	Infant Products
	OH	Macedonia	O	Infant Products
	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Mexico	Piedras Negras	L	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	L	Infant Products
CORPORATE
	GA	Atlanta	L	Office
	France	Paris	L	Office
	China	Hong Kong	L	Office
SHARED FACILITIES
	CA	Hesperia	L	Shared Services
	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal year 2008.

SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Mark D. Ketchum	59	President and Chief Executive Officer
William A. Burke	48	President, Tools, Hardware and Commercial Products
Jay Gould	49	President, Home & Family
Hartley D. Blaha	43	President, Corporate Development
J. Patrick Robinson	53	Executive Vice President, Chief Financial Officer
James M. Sweet	56	Executive Vice President, Human Resources & Corporate Communications (Chief Human Resources Officer)
Dale L. Matschullat	63	Senior Vice President, General Counsel and Corporate Secretary
Theodore W. Woehrle	47	Senior Vice President, Marketing and Brand Management
Gordon Steele	57	Senior Vice President, Program Management Office and Chief Information Officer
Magnus R. Nicolin	52	President, Newell Rubbermaid Europe, Middle East and Africa
J. Eduardo Senf	50	President, Latin America
Paul G. Boitmann	47	President, Sales Operations and Global Wal-Mart

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

William A. Burke has been President, Tools, Hardware and Commercial Products since January 2009 and was President, Tools and Hardware from December 2007 to January 2009. Prior thereto, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1992 through 2002, he served in a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.

Jay Gould has been President, Home & Family since December 2007. Prior thereto, he served as President of Graco Children’s Products (a subsidiary of the Company) from May 2006 through December 2007. From 2003 through 2006, he served as President of Pepperidge Farm, Inc. (a manufacturer of food products), and from 2002 through 2003 he was Chief Marketing Officer of Pepperidge Farm. He held a variety of executive positions with The Coca-Cola Company from 1995 through 2002, including Vice President, Portfolio Development and Innovation from 2000 through 2002.

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

Gordon Steele has been Senior Vice President, Program Management Office and Chief Information Officer since August 2007. Prior thereto, he served as Vice President, Chief Information Officer from August 2005 through August 2007. From 2001 until 2005, he served as Vice President and Chief Information Officer for Global Information Technology at Nike, Inc. (a global marketer of athletic apparel and equipment). Prior to becoming the Chief Information Officer at Nike, he spent four years as the Senior Director responsible for the Nike Supply Chain project, which involved the complete replacement of all business application systems and included the global rollout of SAP Enterprise Resource Planning, i2 planning and the Siebel Customer Relationship Management system to all of Nike’s operating entities. From 1989 to 1997 he served as Chief Information Officer, and in other leadership capacities with Mentor Graphics Corporation (a provider of electronic software and hardware products and consulting services).

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2009, there were 16,178 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2008		2007

Quarters	High	Low	High	Low

First	$25.94	$21.24	$32.00	$28.66
Second	24.08	16.68	32.19	28.80
Third	21.38	14.89	29.88	24.22
Fourth	17.59	9.13	29.50	24.69

The Company has paid regular cash dividends on its common stock since 1947. The Company paid a quarterly cash dividend of $0.21 per share from February 1, 2000 through December 15, 2008. On January 29, 2009, the Company announced a 50 percent reduction in its quarterly dividend to $0.105 per share. The Company currently expects to maintain this dividend rate throughout 2009; however, the payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number / Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/08-10/31/08	—	—	—	—
11/1/08-11/30/08	2,202	$10.97	—	—
12/1/08-12/31/08	1,643	$11.83	—	—
Total	3,845	$11.34	—	—

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

	2008(1)	2007(1)	2006(1)	2005	2004

STATEMENTS OF OPERATIONS DATA
Net sales	$6,470.6	$6,407.3	$6,201.0	$5,717.2	$5,707.1
Cost of products sold	4,347.4	4,150.1	4,131.0	3,959.1	4,050.6

Gross margin	2,123.2	2,257.2	2,070.0	1,758.1	1,656.5
Selling, general and administrative expenses	1,502.7	1,430.9	1,347.0	1,117.7	1,050.1
Impairment charges	299.4	—	—	0.4	264.0
Restructuring costs (2)	120.3	86.0	66.4	72.6	28.2

Operating income	200.8	740.3	656.6	567.4	314.2
Nonoperating expenses:
Interest expense, net	137.9	104.1	132.0	127.1	119.3
Other expense (income), net	61.1	7.3	9.7	(23.1)	(3.0)

Net nonoperating expenses	199.0	111.4	141.7	104.0	116.3

Income from continuing operations before income taxes	1.8	628.9	514.9	463.4	197.9
Income taxes	53.6	149.7	44.2	57.1	92.9

(Loss) income from continuing operations	(51.8)	479.2	470.7	406.3	105.0
Loss from discontinued operations, net of tax	(0.5)	(12.1)	(85.7)	(155.0)	(221.1)

Net (loss) income	$(52.3)	$467.1	$385.0	$251.3	$(116.1)

Weighted average shares outstanding:
Basic	277.0	276.0	274.6	274.4	274.4
Diluted	277.0	286.1	275.5	274.9	274.7
Per common share:
Basic:
(Loss) income from continuing operations	$(0.19)	$1.74	$1.71	$1.48	$0.38
Loss from discontinued operations	—	(0.04)	(0.31)	(0.56)	(0.81)
Net (loss) income	$(0.19)	$1.69	$1.40	$0.92	$(0.42)
Diluted:
(Loss) income from continuing operations	$(0.19)	$1.72	$1.71	$1.48	$0.38
Loss from discontinued operations	—	(0.04)	(0.31)	(0.56)	(0.80)
Net (loss) income	$(0.19)	$1.68	$1.40	$0.91	$(0.42)
Dividends	$0.84	$0.84	$0.84	$0.84	$0.84
BALANCE SHEET DATA
Inventories, net	$912.1	$940.4	$850.6	$793.8	$813.2
Working capital (3)	187.9	87.9	580.3	675.3	1,141.1
Total assets	6,792.5	6,682.9	6,310.5	6,446.1	6,669.5
Short-term debt, including current portion of long-term debt	761.0	987.5	277.5	166.8	206.9
Long-term debt, net of current portion	2,118.3	1,197.4	1,972.3	2,429.7	2,424.3
Stockholders’ equity	$1,614.2	$2,247.3	$1,890.2	$1,643.2	$1,764.2

(1)	Supplemental data regarding 2008, 2007 and 2006 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)

The restructuring costs include facility and other exit costs, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(3)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses

2008, 2007 and 2006

Information regarding significant businesses acquired in the last three years is included in Footnote 2 of the Notes to Consolidated Financial Statements.

2005 and 2004

On November 23, 2005, the Company acquired Dymo, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte AB for $699.2 million. The transaction was accounted for using the purchase method of accounting and was finalized in 2006, after consideration of certain working capital and other adjustments. The Company funded the acquisition with available cash and borrowings from pre-existing credit facilities. The acquisition of Dymo strengthened the Company’s position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base. No significant acquisitions occurred during 2004.

Quarterly Summaries

Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2008
Net sales	$1,433.7	$1,825.1	$1,760.3	$1,451.5	$6,470.6
Gross margin	490.5	623.2	574.7	434.8	2,123.2
Income (loss) from continuing operations	57.4	92.5	55.0	(256.7)	(51.8)
Loss from discontinued operations	(0.5)	—	—	—	(0.5)

Net income (loss)	$56.9	$92.5	$55.0	$(256.7)	$(52.3)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.21	$0.33	$0.20	$(0.93)	$(0.19)
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$0.21	$0.33	$0.20	$(0.93)	$(0.19)
Diluted:
Income (loss) from continuing operations	$0.21	$0.33	$0.20	$(0.93)	$(0.19)
Loss from discontinued operations	—	—	—	—	—
Net income (loss)	$0.20	$0.33	$0.20	$(0.93)	$(0.19)
2007
Net sales	$1,384.4	$1,693.1	$1,687.3	$1,642.5	$6,407.3
Gross margin	474.7	605.6	601.0	575.9	2,257.2
Income from continuing operations	65.1	143.2	169.9	101.0	479.2
(Loss) income from discontinued operations	(15.8)	(1.0)	0.3	4.4	(12.1)

Net income	$49.3	$142.2	$170.2	$105.4	$467.1

Earnings (loss) per share:
Basic:
Income from continuing operations	$0.24	$0.52	$0.62	$0.37	$1.74
(Loss) income from discontinued operations	(0.06)	—	—	0.02	(0.04)
Net income	$0.18	$0.52	$0.62	$0.38	$1.69
Diluted:
Income from continuing operations	$0.23	$0.51	$0.61	$0.36	$1.72
(Loss) income from discontinued operations	(0.05)	—	—	0.02	(0.04)
Net income	$0.18	$0.51	$0.61	$0.38	$1.68

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

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. With annual sales of over $6 billion, the Company’s products are marketed under a strong portfolio of brands, including Sharpie®, Paper Mate®, Dymo®, Expo®, Waterman®, Parker®, Rolodex®, Irwin®, Lenox®, BernzOmatic®, Rubbermaid®, TC®, Levolor®, Graco®, Aprica®, Calphalon® and Goody®. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in four business segments during 2008: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Home & Family.

Business Strategy

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. To support its multi-year transformation into a best-in-class global consumer branding and marketing organization, the Company has adopted a strategy that focuses on optimizing the business portfolio, building consumer-meaningful brands on a global scale, and achieving best cost and efficiency in its operations.

•

Optimizing the business portfolio includes reducing the Company’s exposure to non-strategic businesses and product lines and acquiring businesses that facilitate geographic and category expansion, thus enhancing the potential for growth and improved profitability of the overall portfolio.

•

Building consumer-meaningful brands involves embracing a consumer-driven innovation process, developing best-in-class marketing and branding capabilities across the organization and investing in strategic brand building activities, including investments in research and development to better understand target consumers and their needs.

•

Achieving best cost involves the Company’s adoption of best-in-class practices, such as leveraging scale, restructuring the supply chain to improve capacity utilization and to deliver productivity savings, reducing costs in non-market facing activities, designing products to optimize input costs, and utilizing strategic sourcing partners when it is cost effective. Achieving best cost allows the Company to improve its competitive position, generate funds for increased investment in strategic brand building initiatives, and preserve cash and liquidity in the midst of volatile commodity and currency markets and the current global economic slowdown.

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. During 2008, the Company’s results were impacted by the deterioration in worldwide economic conditions, significant inflation, a volatile currency environment, instability in the credit markets, and disruption of global equity markets. These factors, combined with rising unemployment levels and the contraction of consumer credit markets, adversely impacted consumer confidence leading to reductions in consumer spending. The Company’s results were impacted as follows:

•

The inflationary commodity environment and volatile currency environment led to significant year-over-year inflation in raw materials, including resin, and sourced finished goods. The primary drivers for the increases were record-high energy prices, including the price of oil and natural gas, and currency volatility on sourced products. The record-high energy prices contributed to increases in transportation costs and the cost of resin, since oil and natural gas are key inputs in the production and cost of certain types of resin. For 2008, inflation adversely impacted year-over-year gross margins by approximately $200.0 million.

•

As consumer confidence waned, the Company experienced pressure on its sales, particularly in the fourth quarter of 2008, across all businesses and geographies since consumer spending declined and retailers responded by tightly managing inventory levels.

•

Declines in residential and commercial construction markets contributed to sales declines in the Tools & Hardware segment and the Décor business. An estimated 0.9 million housing units were started in 2008 compared to 1.4 million housing units started in 2007, and existing home sales declined from 5.7 million units in 2007 to 4.9 million units in 2008.

In response to these market conditions, the Company took the following actions:

•

Expanded Project Acceleration, the Company’s restructuring initiative, to include the divestiture, rationalization, or exit of selected low margin, commodity-like, and resin-intensive product categories, to create a more focused and more profitable platform for growth by reducing the Company’s exposure to volatile commodity markets and raw material inflation.

•

Implemented pricing initiatives to offset inflationary pressures experienced across multiple product lines in 2008, particularly those where resin is the primary cost of products, including quarterly price adjustment mechanisms to adjust prices to reflect actual changes in raw material, processing and transportation costs. These price increases offset a portion of the input cost inflation experienced in 2008.

•	Managed working capital to maximize cash flow, with a particular focus on lowering receivables days sales outstanding and inventory levels, including accelerating SKU rationalization efforts.

•

Continued to optimize the cost structure of the business by reducing and streamlining structural costs, which included initiating salaried work force reductions, freezing wages and salaries, reducing the number of global business units from 16 to 13, and consolidating the segment structure from four to three segments for 2009. This allowed the Company to continue to invest in brand building and product development, gaining valuable consumer insight, delivering innovative new products, expanding the Company’s leading brands into near neighbor product categories and new geographic regions, and acquiring businesses with consumer-meaningful brands with differentiated products in global categories, including Aprica and Technical Concepts.

•

Reduced the dividend payable on its common stock from $0.84 per year to $0.42 per year to align the dividend yield and payout ratio more closely with the Company’s industry peers. The new dividend policy better positions the Company to protect its investment grade credit rating and maintain continuing access to credit markets by allowing the Company to retain approximately $120.0 million of cash flows annually.

As of December 31, 2008, the Company had $761.0 million of debt obligations payable within one year, substantially all of which matures in September 2009 and December 2009. The Company plans to address these obligations through the capital markets or other arrangements; however, access to the capital markets or successful negotiation of other arrangements cannot be assured.

Ongoing Initiatives

Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and increasing the use of strategic sourcing partners. In order to achieve logistical excellence and optimize its geographic footprint, the Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. The Company expects to incur between $100 and $150 million ($80 and $120 million after-tax) of Project Acceleration restructuring costs in 2009.

The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared services centers to leverage non-market facing functional capabilities to reduce costs. The Company has also begun migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, the North American operations of its Home & Family and Office Products segments have successfully gone live with their SAP implementation efforts.

CONSOLIDATED RESULTS OF OPERATIONS

The Company believes the selected data and the percentage relationship between net sales and major categories in the Consolidated Statements of Operations are important in evaluating the Company’s operations. The following table sets forth items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the year ended December 31, (in millions, except percentages):

	2008		2007		2006

Net sales	$6,470.6	100.0%	$6,407.3	100.0%	$6,201.0	100.0%
Cost of products sold	4,347.4	67.2	4,150.1	64.8	4,131.0	66.6

Gross margin	2,123.2	32.8	2,257.2	35.2	2,070.0	33.4
Selling, general and administrative expenses	1,502.7	23.2	1,430.9	22.3	1,347.0	21.7
Impairment charges	299.4	4.6	—	—	—	—
Restructuring costs	120.3	1.9	86.0	1.3	66.4	1.1

Operating income	200.8	3.1	740.3	11.6	656.6	10.6
Nonoperating expenses:
Interest expense, net	137.9	2.1	104.1	1.6	132.0	2.1
Other expense, net	61.1	1.0	7.3	0.1	9.7	0.2

Net nonoperating expenses	199.0	3.1	111.4	1.7	141.7	2.3

Income from continuing operations before income taxes	1.8	—	628.9	9.8	514.9	8.3
Income taxes	53.6	0.8	149.7	2.3	44.2	0.7

(Loss) income from continuing operations	(51.8)	(0.8)	479.2	7.5	470.7	7.6
Loss from discontinued operations, net of tax	(0.5)	—	(12.1)	(0.2)	(85.7)	(1.4)

Net (loss) income	$(52.3)	(0.8)%	$467.1	7.3%	$385.0	6.2%

Results of Operations — 2008 vs. 2007

Net sales for 2008 were $6,470.6 million, representing an increase of $63.3 million, or 1%, from $6,407.3 million for 2007. The Technical Concepts and Aprica acquisitions increased sales by $204.7 million, or 3.2%, over the prior year, and foreign currency contributed 0.8% of sales growth. Excluding the impacts of acquisitions, mid single-digit sales growth in the Home & Family segment was more than offset by a high single-digit decline in the Tools & Hardware segment and low single-digit declines in the Cleaning, Organization & Décor and Office Products segments.

Gross margin, as a percentage of net sales, for 2008 was 32.8%, or $2,123.2 million, versus 35.2%, or $2,257.2 million, for 2007. Positive pricing and savings from Project Acceleration of approximately $40.0 million were more than offset by the impact of raw material and sourced goods inflation as well as lower manufacturing volumes and unfavorable product mix experienced during the fourth quarter of 2008.

SG&A expenses for 2008 were 23.2% of net sales, or $1,502.7 million, versus 22.3% of net sales, or $1,430.9 million, for 2007. The $71.8 million increase was primarily driven by SG&A expenses associated with the Technical Concepts and Aprica acquisitions and the impact of foreign currency, which more than offset the impacts of the Company’s management of structural and strategic SG&A spending.

The Company recorded restructuring costs of $120.3 million and $86.0 million for 2008 and 2007, respectively. The increase in restructuring costs for 2008 compared to the prior year is primarily attributable to $36.0 million of asset impairment charges recorded in 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The 2008 restructuring costs included $46.1 million of facility and other exit costs, including the $36.0 million of asset impairment charges noted above, $57.5 million of employee severance, termination benefits and employee relocation costs, and $16.7 million of exited contractual commitments and other restructuring costs, of which $3.1 million relates to the Company’s 2001 Restructuring Plan. The 2007 restructuring costs included $27.7 million of facility and other exit costs, $36.4 million of employee severance and termination benefits and $21.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.

Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes, and reorganize the overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost. Project Acceleration is expected to be fully implemented in 2010 and is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million ($405 and $425 million after-tax), including $250 to $270 million of employee-related costs, $155 to $175 million in non-cash asset-related costs, and $50 to $70 million in other associated restructuring costs. Approximately 67% of the Project Acceleration restructuring costs are expected to be cash charges.

The adverse impact of the macroeconomic environment on the Company during the fourth quarter of 2008, particularly the decrease in consumer demand, combined with the updated outlook for certain business units led the Company to evaluate the carrying value of goodwill as of December 31, 2008. As a result of this evaluation, the Company recorded a non-cash impairment charge of $299.4 million during the fourth quarter of 2008 principally related to goodwill of certain business units in the Tools & Hardware and Office Products segments. No similar impairment charges were recorded in 2007 or 2006. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors which could result in additional impairment charges in the future.

Operating income for 2008 was $200.8 million, or 3.1% of net sales, versus $740.3 million, or 11.6% of net sales, in 2007. The $539.5 million decline in operating income is primarily attributable to the $299.4 million of impairment charges noted above, the impact of raw material and sourced goods inflation on gross margin and the $36.0 million of Project Acceleration asset impairment charges in 2008 discussed above, partially offset by gross margin improvements from productivity initiatives and favorable pricing during 2008.

Interest expense, net, for 2008 was $137.9 million versus $104.1 million for 2007. The $33.8 million year-over-year increase was primarily driven by additional borrowings in 2008 used to fund the acquisitions of Aprica and Technical Concepts.

Other expense, net, for 2008 was $61.1 million versus $7.3 million for 2007. The increase in other expense, net, in 2008 is primarily attributable to the $52.2 million loss on debt extinguishment relating to the Company’s redemption of its $250.0 million of Reset notes in July 2008.

The Company recognized income tax expense of $53.6 million for 2008, compared to $149.7 million for 2007. The decrease in tax expense was primarily a result of a decrease in income from continuing operations before income taxes in 2008 compared to 2007. The impact of the decrease in operating income from 2007 to 2008 on income tax expense was partially offset by a decrease in the tax rates applied to the various discrete expenses, including restructuring and impairment charges, in 2008 compared to 2007, which had the effect of increasing income tax expense in 2008 compared to 2007. Income tax expense for 2008 and 2007 was favorably impacted by the recognition of net income tax benefits of $29.9 million and $41.3 million, respectively, primarily related to favorable outcomes from the IRS’s review of specific deductions and accrual reversals for items for which the statute of limitations expired. See Footnote 15 of the Notes to Consolidated Financial Statements for further information.

For 2007, the Company recognized a loss from operations of discontinued operations of $0.2 million, net of tax, related to the results of the remaining operations of the Home Décor Europe business and a loss on disposal of discontinued operations of $11.9 million, net of tax, related primarily to the disposal of the remaining operations of the Home Décor Europe business.

Results of Operations — 2007 vs. 2006

Net sales for 2007 were $6,407.3 million, representing an increase of $206.3 million, or 3.3%, from $6,201.0 million for 2006. Foreign currency contributed approximately 2.0% of sales growth. Excluding the effects of foreign currency, sales increased 1.3%. The increase was primarily related to mid single digit sales growth in the Home & Family and Cleaning, Organization & Décor segments, partially offset by a decrease in Office Products sales.

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

The Company recognized income tax expense of $149.7 million for 2007, compared to $44.2 million for 2006. The increase in tax expense was primarily a result of an increase in income from continuing operations before income taxes in 2007 compared to 2006, partially offset by a decrease in income tax benefits recorded in 2007 compared to 2006. Income tax expense for 2007 and 2006 were favorably impacted by the recognition of net income tax benefits of $41.3 million and $102.8 million, respectively, primarily related to the favorable resolution of certain tax positions, the expiration of the statute of limitations on certain deductions, and the reorganization of certain legal entities in Europe.

The loss from discontinued operations for 2007 was $12.1 million, compared to $85.7 million for 2006. The loss on the disposal of discontinued operations for 2007 was $11.9 million, net of tax, compared to a gain of $0.7 million, net of tax, for 2006. The 2007 loss related primarily to the disposal of the remaining operations of the Home Décor Europe business. The 2006 gain related primarily to the disposal of the Little Tikes business, partially offset by the loss recognized on the disposal of portions of the Home Décor Europe business. The loss from operations of discontinued operations for 2007 was $0.2 million, net of tax, compared to $86.4 million, net of tax, for 2006. The 2006 amount primarily relates to the Little Tikes and Home Décor Europe businesses and includes a $50.9 million impairment charge to write off goodwill of the Home Décor Europe business. See Footnote 3 of the Notes to Consolidated Financial Statements for further information.

Business Segment Operating Results

2008 vs. 2007 Business Segment Operating Results

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$2,147.3	$2,096.4	2.4%
Office Products	2,005.8	2,042.3	(1.8)
Tools & Hardware	1,200.3	1,288.7	(6.9)
Home & Family	1,117.2	979.9	14.0

Total Net Sales	$6,470.6	$6,407.3	1.0%

Operating income by segment was as follows for the year ended December 31, (in millions, except percentages):

	2008	2007	% Change

Cleaning, Organization & Décor	$238.6	$273.3	(12.7)%
Office Products	215.8	317.9	(32.1)
Tools & Hardware	145.3	181.5	(19.9)
Home & Family	102.7	135.6	(24.3)
Corporate	(81.9)	(82.0)	0.1
Impairment charges	(299.4)	—
Restructuring costs	(120.3)	(86.0)

Total Operating Income	$200.8	$740.3	(72.9)%

Cleaning, Organization & Décor

Net sales for 2008 were $2,147.3 million, an increase of $50.9 million, or 2.4%, from $2,096.4 million in 2007. The Technical Concepts acquisition increased sales $109.2 million, or 5.2%. Excluding the impact of acquisitions, sales decreased $58.3 million, or 2.8%, as high single-digit growth in the Rubbermaid Food business and mid single-digit growth in the Rubbermaid Commercial business were more than offset by softness in the Rubbermaid Home and Décor businesses.

Operating income for 2008 was $238.6 million, or 11.1% of sales, a decrease of $34.7 million from $273.3 million, or 13.0% of sales, in 2007. Significant raw material inflation, particularly in resin, and lower manufacturing volume more than offset the contribution from favorable pricing and the Technical Concepts acquisition during 2008.

Office Products

Net sales for 2008 were $2,005.8 million, a decrease of $36.5 million, or 1.8%, from $2,042.3 million in 2007. Favorable foreign currency and growth in the segment’s international businesses in local currency was more than offset by a decline in domestic sales driven by adverse economic conditions in the U.S., including lower consumer demand and inventory management at U.S. retailers. The European business benefited in comparison to prior year from softer sales in 2007 driven mainly by service level interruptions that did not repeat in 2008.

Operating income for 2008 was $215.8 million, or 10.8% of sales, a decrease of $102.1 million from $317.9 million, or 15.6% of sales, in 2007, as positive pricing and favorable foreign currency were more than offset by raw material inflation, unfavorable mix and core sales declines in North America. Additionally, in response to significant sales declines during the fourth quarter of 2008, the Company reduced production at certain manufacturing facilities and accelerated SKU rationalization efforts. These efforts contributed to the decline in operating income year-over-year.

Tools & Hardware

Net sales for 2008 were $1,200.3 million, a decrease of $88.4 million, or 6.9%, from $1,288.7 million in 2007. Contributions from favorable foreign currency and positive pricing were more than offset by declines in core sales in the segment’s domestic businesses, attributable to continued declines in the U.S. residential construction market, retail inventory management and increased softness in industrial and commercial channels.

Operating income for 2008 was $145.3 million, or 12.1% of sales, a decrease of $36.2 million from $181.5 million, or 14.1% of sales, in 2007, as contributions from SG&A expenses reduction initiatives, favorable pricing and productivity improvements were more than offset by raw material inflation, unfavorable mix and core sales declines in North America.

Home & Family

Net sales for 2008 were $1,117.2 million, an increase of $137.3 million, or 14.0%, from $979.9 million in 2007. The Aprica acquisition increased sales $95.5 million, or 9.7%. The remaining increase of $41.8 million, or 4.3%, was primarily attributable to high single-digit growth in the Baby & Parenting Essentials business attributable to product launches and favorable pricing during 2008.

Operating income for 2008 was $102.7 million, or 9.2% of sales, a decrease of $32.9 million from $135.6 million, or 13.8% of sales, in 2007, as contributions from core sales increases and positive pricing were more than offset by unfavorable mix, sourced product inflation and an increase in strategic SG&A spending for new product launches and brand building investments, mainly related to Aprica. Additionally, child safety protection laws enacted during the latter half of 2008 contributed to the year-over-year decline in operating income for the Baby & Parenting Essentials business unit.

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

Cleaning, Organization & Décor

Net sales for 2007 were $2,096.4 million, an increase of $100.7 million, or 5.0%, from $1,995.7 million in 2006, driven by double-digit sales growth in Rubbermaid Commercial, resulting from new product launches during the year, mid single-digit growth in Rubbermaid Home due to growth in sales of home organization and insulated products, and low single-digit growth in the Rubbermaid Food and Décor businesses.

Operating income for 2007 was $273.3 million, or 13.0% of sales, an increase of $64.2 million from $209.1 million, or 10.5% of sales, in 2006. The improvement in operating income was the result of sales growth driven by strategic SG&A investments and gross margin expansion, resulting from productivity gains and favorable mix.

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

Operating income for 2007 was $317.9 million, or 15.6% of sales, an increase of $30.9 million from $287.0 million, or 14.1% of sales, in 2006. This increase primarily resulted from gross margin expansion, resulting from favorable mix and pricing initiatives, partially offset by increased investment in brand building activities.

Tools & Hardware

Net sales for 2007 were $1,288.7 million, an increase of $26.5 million, or 2.1%, from $1,262.2 million in 2006. The successful commercialization of certain products, particularly industrial bandsaw blades, and favorable foreign currency drove sales growth in Europe and Latin America, which more than offset continued softness in the domestic tool and hardware businesses affected primarily by the U.S. residential construction market. The Construction Tools & Accessories and Industrial Products & Services businesses combined yielded mid single-digit growth for the year.

Operating income for 2007 was $181.5 million, or 14.1% of sales, a decrease of $3.5 million from $185.0 million, or 14.7% of sales, in 2006. Top line growth and productivity initiatives were more than offset by investments in strategic brand building.

Home & Family

Net sales for 2007 were $979.9 million, an increase of $68.4 million, or 7.5%, from $911.5 million in 2006. Broad based success in all three business units was fueled by new product launches and better sell-through resulting from demand creation activities.

Operating income for 2007 was $135.6 million, or 13.8% of sales, an increase of $17.7 million from $117.9 million, or 12.9% of sales, in 2006. The increase was primarily driven by top line sales growth supported by increased SG&A investments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents (decreased) increased as follows for the year ended December 31, (in millions):

	2008	2007	2006

Cash provided by operating activities	$454.9	$655.3	$643.4
Cash used in investing activities	(804.1)	(265.6)	(11.9)
Cash provided by (used in) financing activities	306.0	(266.8)	(550.1)
Exchange rate effect on cash and cash equivalents	(10.6)	5.3	4.1

(Decrease) increase in cash and cash equivalents	$(53.8)	$128.2	$85.5

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement differ with changes in the operating assets and liabilities that are presented in the balance sheet.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt, and use of available borrowing facilities.

Cash provided by operating activities for the year ended December 31, 2008 was $454.9 million compared to $655.3 million for the prior year. The decrease is attributable primarily to lower income from continuing operations, a reduction in accounts payable, and the timing of payments of accrued liabilities, including income taxes, partially offset by working capital reductions driven by improved collection on accounts receivables and tighter management of inventory levels. Cash provided by operating activities for 2007 reflect an increase of $11.9 million from $643.4 million in 2006, primarily attributable to increased net income, offset by increased investments in working capital, including cash restructuring costs.

In 2008, the Company received proceeds of $1,318.0 million from the issuance of debt compared to $420.8 million in 2007. In September 2008, the Company entered into a $400.0 million credit agreement, under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). Net proceeds from the Term Loan were used to repay outstanding commercial paper and for general corporate purposes. In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500.0 million in 5.50% senior unsecured notes due April 2013 and $250.0 million in 6.25% senior unsecured notes due April 2018. Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. Proceeds from the issuance of debt in 2007 include the issuance of commercial paper to fund acquisitions and the repayment of a five-year, $250.0 million medium term note that matured in 2007. Proceeds from the issuance of debt in 2006 were $177.0 million.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made payments on notes payable, commercial paper and long-term debt of $772.5 million, $478.3 million and $511.0 million in 2008, 2007 and 2006, respectively. In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028 for $302.2 million, which includes the Company’s purchase of the remarketing option embedded in the Reset notes from a third party for $52.2 million. In July 2008, the Company also repaid $65.0 million of its $75.0 million outstanding 6.11% medium term notes due July 2028 in accordance with the terms of the notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes, the purchase of the remarketing option, and the repayment of the $65.0 million of 6.11% medium term notes due July 2028. The remaining payments made on debt during 2008 mainly represent the pay off of commercial paper. In 2007, the Company retired a five-year, $250 million, 6% fixed rate note, at maturity, and made payments on commercial paper. In 2006, the Company used available cash to pay off commercial paper and retire a $150.0 million, 6.6% fixed rate medium-term note that matured. See Footnote 9 of the Notes to Consolidated Financial Statements for additional information on these transactions.

Cash used for acquisitions was $655.7 million, $106.0 million, and $60.6 million in 2008, 2007 and 2006, respectively. The cash used in 2008 relates primarily to the acquisitions of Technical Concepts and Aprica, while cash used in 2007 included the acquisition of

Endicia. The Company did not invest in significant acquisitions in 2006. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Aggregate dividends paid were $234.5 million, $234.7 million and $232.8 million in 2008, 2007 and 2006, respectively.

Capital expenditures were $157.8 million, $157.3 million and $138.3 million in 2008, 2007 and 2006, respectively. The largest single capital project in each of 2008, 2007 and 2006 was the implementation of SAP.

Cash used for restructuring activities was $60.9 million, $53.1 million, and $26.1 million in 2008, 2007 and 2006, respectively, and is included in the cash flows from operating activities. These payments relate primarily to employee termination benefits.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at December 31, 2008 were $275.4 million, and the Company had $690.0 million available for borrowing under its syndicated revolving credit facility (the “Revolver”).

•

Working capital at December 31, 2008 was $187.9 million compared to $87.9 million at December 31, 2007, and the current ratio at December 31, 2008 was 1.09:1 compared to 1.03:1 at December 31, 2007. The increase in working capital and the current ratio is primarily due to the repayment of current maturities of long-term debt and commercial paper during 2008 with proceeds from the Term Loan.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capital capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was .62:1 at December 31, 2008 and .45:1 at December 31, 2007. The Company’s debt to total capitalization in 2008 was adversely impacted by the performance of the Company’s pension plan assets in 2008, fluctuations in foreign currency, borrowings to fund the acquisitions of Aprica and Technical Concepts, and the net loss recorded in 2008 which was primarily attributable to the impairment charges totaling $299.4 million.

Over the long-term, the Company plans to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay certain debt maturities. In addition, the Company reduced the dividend payable on its common stock by 50%.

Borrowing Arrangements

The Company’s Revolver expires in November 2012. As of December 31, 2008, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million available for borrowing. In lieu of borrowings under the Revolver, the Company may issue up to $690.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with turmoil in the credit markets, may preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There was no commercial paper outstanding at December 31, 2008, and there were no standby letters of credit issued under the Revolver.

The Company has several covenants under its Revolver and Term Loan facilities, two of which are interest coverage and debt to total capitalization. As of December 31, 2008, the Company had complied with all covenants under the facilities and had sufficiently exceeded the requirements for both the interest coverage and debt to total capitalization covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and Term Loan.

Debt

The Company’s objective is to finance the business through the appropriate mix of short-term and long-term debt. The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and involves increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through the commercial paper markets in the U.S., which is supported by the Revolver. However, access to the commercial paper market cannot be assured with the Company’s current short-term debt credit ratings and, therefore, the Company may be required to access the Revolver for future working capital needs.

Total debt increased $694.4 million to $2.9 billion as of December 31, 2008 from $2.2 billion as of December 31, 2007. The increase in 2008 resulted from the issuance of $750.0 million of senior unsecured notes in March 2008 and $400.0 million borrowed pursuant to the Term Loan, offset by the repayment of $315.0 million of medium term notes and $197.0 million of commercial paper. The December 31, 2008 debt balance was also affected by the mark-to-market adjustments necessary to record the fair value of interest rate hedges of fixed rate debt, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Investments and Hedging Activities,” as amended. The mark-to-market adjustments increased the carrying value of debt by $62.3 million in 2008 compared to 2007.

As of December 31, 2008, the Company had $761.0 million of short-term debt, including a floating rate note of $448.0 million related to its 2001 receivables facility that matures in September 2009, a $50.0 million principal payment on the Term Loan due in September 2009, and $250.0 million of medium term notes that mature in December 2009. The Company plans to address these obligations through the capital markets or other arrangements; however, access to the capital markets cannot be assured, particularly in light of the recent turmoil and uncertainty in the global credit markets, the February 2009 downgrade by Moody’s and Standard & Poor’s of the Company’s credit ratings to the lowest rating considered “investment grade”, and alternative financing arrangements may result in higher borrowing costs for the Company.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. In 2008, total contributions to all of the Company’s pension plans totaled approximately $32.6 million. During 2008, the Company’s primary U.S. defined benefit pension plan moved from a near fully funded status to an approximate $260.0 million underfunded status, driven by a decrease in the value of plan assets. Because of this situation, the Company currently expects to make contributions to its primary U.S. defined benefit pension plan of approximately $50 to $75 million in 2009, which is in addition to the $25.0 million of contributions expected to be made to the Company’s other pension plans in 2009.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. Across all plans, at December 31, 2008, approximately 41% of assets are invested in equities, 23% in fixed income investments, 17% in cash and 19% in other investments. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate.

Dividends

In January 2009, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.105 per share. The Company currently expects to maintain this dividend rate throughout 2009; however, the payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. In February 2009, Moody’s Investors Service downgraded the Company’s long-term debt rating from Baa2 to Baa3 and its short-term debt rating from P-2 to P-3, and Standard & Poor’s downgraded the Company’s long-term rating from BBB+ to BBB- and its short-term debt rating from A-2 to A-3. Both Moody’s and Standard & Poor’s reaffirmed their Negative outlook. The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Changes in the Company’s operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. Refer to Item 1A. Risk Factors for a more detailed discussion of the Company’s credit ratings.

Outlook

In 2009, the Company expects to generate sufficient cash flows from operations to contribute $75 to $100 million to its foreign and U.S. pension plans, use $100 million of cash for restructuring activities related to Project Acceleration, and fund capital expenditures of approximately $150 million, which include expenditures associated with the implementation of SAP.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Revolver, will be adequate to support the cash needs of existing businesses, assuming the Company refinances its maturing short-term debt in 2009.

Resolution of Income Tax Contingencies

In 2008, 2007 and 2006, the Company recorded $29.9 million, $41.3 million and $102.8 million, respectively, in net income tax benefits as a result of favorable resolution of certain tax matters with the IRS, the settlement of certain tax contingency reserves, the reversal of a valuation allowance, the expiration of the statute of limitations on certain tax matters and the reorganization of certain legal entities in Europe. These benefits are reflected in the Company’s 2008, 2007 and 2006 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different than that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has various contractual obligations that are recorded as liabilities in its consolidated financial statements. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2008 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2008. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt (1)	$2,863.5	$750.0	$604.1	$782.5	$726.9
Interest on debt (2)	837.5	127.4	181.6	128.0	400.5
Operating lease obligations (3)	437.4	95.2	134.1	90.0	118.1
Capital Lease Obligations (4)	7.5	2.7	2.0	0.8	2.0
Purchase obligations (5)	248.7	237.4	11.3	—	—

Total contractual obligations (6)	$4,394.6	$1,212.7	$933.1	$1,001.3	$1,247.5

(1)

Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2008. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.

(2)

Amounts represent estimated interest expense on borrowings outstanding as of December 31, 2008 based on the earliest date that the obligation may become due. Interest on floating debt was estimated using the index rate in effect as of December 31, 2008. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.

(3)

Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2008. For further information relating to these obligations, see Footnote 11 of the Notes to Consolidated Financial Statements.

(4)

Amounts represent contractual obligations based on the earliest date that the obligations are due as provided in the lease agreements as of December 31, 2008. Capital lease obligation balances are classified as Current portion of long-term debt and Long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2008.

(5)

Primarily consists of purchase commitments entered into as of December 31, 2008 for finished goods, raw materials, components and services and joint venture interests pursuant to legally enforceable and binding obligations, which include all significant terms. The Company purchased the minority interest of a majority owned subsidiary in the first quarter of 2009 for approximately $30.0 million which is included in the purchase obligations amount shown in the table above.

(6)	Total does not include contractual obligations reported on the December 31, 2008 balance sheet as current liabilities, except for Current portion of long-term debt.

The Company also has liabilities for uncertain tax liabilities and unrecognized tax benefits. As a large taxpayer, the Company is under continual audit by the IRS and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for uncertain tax liabilities and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will increase or decrease over time; therefore, the $164.2 million in unrecognized tax benefits, including interest and penalties, at December 31, 2008 is excluded from the preceding table. See Footnote 15 of the Notes to Consolidated Financial Statements for additional information.

Additionally, the Company has obligations with respect to its pension and postretirement medical benefit plans which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2008, the Company had liabilities related to its unfunded and underfunded pension and postretirement benefit plans of $607.7 million. See Footnote 12 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2008, the Company had $82.2 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 19 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2008, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Goodwill and Other Indefinite-Lived Intangible Assets

In the third quarter of 2008, the Company conducted its annual test of impairment of goodwill and indefinite-lived intangible assets (primarily trademarks and trade names). The Company evaluates goodwill for impairment at the reporting unit level, which is one level below the operating segment level (herein referred to as the reporting unit). The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount. The impact of the macroeconomic environment on the Company during the fourth quarter of 2008 combined with the updated outlook for certain business units during the period led the Company to evaluate the carrying value of goodwill as of December 31, 2008. As a result, during 2008, the Company completed its annual impairment test during the third quarter of 2008 and completed an impairment test as of December 31, 2008 based on events and circumstances that arose during the fourth quarter of 2008.

In its goodwill impairment testing, if the carrying amount of a reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of its reporting units generally based on discounted cash flow models, market multiples of earnings, or an actual sales offer received from a prospective buyer, if available. The Company assesses the fair value of its indefinite lived intangible assets using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset were the Company to license the use of the trademark or trade name. The Company’s use of a discounted cash flow model to estimate the fair value of reporting units and intangible assets involves several assumptions, and changes in assumptions could materially impact fair value estimates. Assumptions critical to the Company’s fair value estimates under the discounted cash flow models include discount rates, royalty rates, and cash flow projections, and inherent in cash flow projections are estimates regarding projected revenue growth rates, projected cost reductions and efficiencies, and projected long-term growth rates in the determination of terminal values.

The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. The Company identifies unrecognized intangible assets, such as trade name and customer relationships, and uses discounted cash flow models to estimate the values of the reporting unit’s recognized and unrecognized intangible assets. The estimated values of the reporting unit’s intangible assets and net tangible assets are deducted from the reporting unit’s total value to determine the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. An impairment charge is also recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

For the annual impairment testing in the third quarter of 2008, the Company determined that the fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values. A one percentage point increase in the discount rate used to determine the fair values of the Company’s reporting units, which were not deemed to be impaired based on the annual impairment testing in the third quarter, would not cause the carrying value of each respective reporting unit to exceed its fair value.

For the impairment testing as of December 31, 2008, the economic events and circumstances that arose during the fourth quarter of 2008, and the associated impact on the outlooks for certain of the Company’s reporting units, led the Company to record a non-cash impairment charge of $299.4 million principally related to goodwill of certain business units in the Tools & Hardware and Office Products segments.

See Footnote 7 of the Notes to Consolidated Financial Statements for further information.

The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders’ equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its business units to assess whether impairment indicators are present. Subsequent to December 31, 2008, the Company’s total market capitalization periodically declined below the Company’s December 31, 2008 consolidated stockholders’ equity balance. If the Company’s total market capitalization is below consolidated stockholders’ equity balance at a future reporting date or for a sustained period, the Company considers this an indicator of potential impairment of goodwill. The Company utilizes market capitalization in corroborating its assessment of the fair value of its reporting units. As a result, the Company may be required to perform additional impairment tests based on changes in the economic environment and other factors which could result in additional impairment charges in the future.

Capitalized Software Costs

The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are only capitalized if such modifications result in additional functionality of the software. Capitalized software costs were $153.2 million at December 31, 2008. Capitalized interest costs included in capitalized software were not material as of December 31, 2008.

The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software. Capitalized software costs are evaluated annually for indicators of impairment including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values.

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

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $42.5 million as of December 31, 2008. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.

Legal and Environmental Reserves

The Company is subject to losses resulting from extensive and evolving federal, state, local and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance Comprehensive Environmental Response, Compensation and Liability (“CERCLA”) matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2008 ranged between $12.6 million and $30.3 million. As of December 31, 2008, the Company had a reserve of $15.1 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

Income Taxes

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

The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes and interest. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.

For uncertain tax positions, the Company applies the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more-likely-than-not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. See Footnote 15 of the Notes to Consolidated Financial Statements for further information.

Pensions and Other Postretirement Benefits

Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates and rate of compensation increases, discussed below:

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

•	Mortality rates: Mortality rates are based on actual and projected plan experience.

•	Rate of compensation increase: The rate of compensation increases reflects the Company’s long-term actual experience and its outlook, including consideration of expected rates of inflation.

In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 12 of the Notes to Consolidated

Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2008 (in millions):

	U.S.	International

Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$45.2
Accrued current benefit cost	(7.0)	(3.8)
Accrued noncurrent benefit cost	(364.3)	(70.1)

Net liability recognized in the Consolidated Balance Sheet	$(371.3)	$(28.7)

		U.S.

Other postretirement benefit obligations:
Accrued current benefit cost		$ (16.1)
Accrued noncurrent benefit cost		(146.4)

Liability recognized in the Consolidated Balance Sheet		$(162.5)

The following table summarizes the net pre-tax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2008	2007	2006

Net pension cost	$18.3	$14.4	$15.7
Net postretirement benefit costs	8.8	10.1	10.1

Total	$27.1	$24.5	$25.8

The Company used weighted average discount rates of 6.0% and 6.3% to determine the expenses for 2008 for the pension and post retirement plans, respectively. The Company used a weighted average expected return on assets of 7.9% to determine the expense for the pension plans for 2008. The following table illustrates the sensitivity to a change in certain assumptions for the pension and post retirement expenses, holding all other assumptions constant (in millions):

Impact on 2008 Pension Expense

25 basis point decrease in discount rate	+$1.7
25 basis point increase in discount rate	-$1.6
25 basis point decrease in expected return on assets	+$2.8
25 basis point increase in expected return on assets	-$2.8

The total projected benefit obligations of the Company’s pension and post retirement plans as of December 31, 2008 were $1.26 billion and $162.5 million, respectively. The Company used weighted average discount rates of 6.2% and 6.3% to determine the projected benefit obligations for the pension and post retirement plans, respectively, as of December 31, 2008. The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and post retirement plans, holding all other assumptions constant (in millions):

December 31, 2008 Impact on PBO

25 basis point decrease in discount rate	+$42.9
25 basis point increase in discount rate	-$40.8

The Company has $309.1 million (after-tax) of net unrecognized pension and other postretirement losses ($498.4 million pre-tax) included as a reduction to stockholders’ equity at December 31, 2008. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is amortized to expense over the average life of each plan. The net amount amortized to expense totaled $9.6 million (pre-tax) in 2008, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. Changes in actuarial assumptions, actual returns on plan assets, and changes in the actuarially determined average life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. The Company prospectively adopted the effective provisions of SFAS 157 on January 1, 2008, as required for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. The FASB issued Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which deferred the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company prospectively adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) could have a material effect on the way the Company accounts for future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for the Company on January 1, 2009. The Company prospectively adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 will have a material effect on the way the Company accounts for acquisitions of minority interests by requiring the acquisitions of minority interests to be considered equity transactions rather than as acquisitions of net assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS 133 and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful lives of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP SFAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS 162 became effective on November 13, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on January 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company’s financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008. The Company prospectively adopted EITF 08-7 on January 1, 2009. The adoption of EITF 08-7 could have a material effect on the way the Company accounts for acquired intangible assets.

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan using the guidance in SFAS 157. FSP SFAS 132(R)-1 also amends SFAS 157 to clarify that defined benefit pension or other postretirement plan assets are not subject to disclosure requirements under SFAS 157. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The adoption of FSP SFAS 132(R)-1 is not expected to have a material impact on the Company’s financial statements.

International Operations

For the years ended December 31, 2008, 2007 and 2006, the Company’s non-U.S. businesses accounted for approximately 31%, 28% and 26% of net sales, respectively (see Footnote 18 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the year ended December 31, (in millions, except percentages):

	2008	2007	2006	2008 vs. 2007 % Change	2007 vs. 2006 % Change

U.S.	$4,447.2	$4,624.3	$4,603.4	(3.8)%	0.5%
Non-U.S	2,023.4	1,783.0	1,597.6	13.5	11.6

	$6,470.6	$6,407.3	$6,201.0	1.0%	3.3%

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, Project Acceleration, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail economies in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it particularly given the recent turmoil and uncertainty in the global credit markets; changes to the Company’s credit ratings; increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Item 1A to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

Interest Rates

Interest rate risk is present with both fixed and floating rate debt. The Company manages its interest rate exposure through its mix of fixed and floating rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed rate debt represented approximately 41% of the Company’s $2.9 billion of total debt as of December 31, 2008.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency risk in the ordinary course of business since a portion of the Company’s sales, expenses, and operating transactions are conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in U.S. dollars, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of one-year duration or less. The Company uses foreign exchange forward contracts and purchased options as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency.

The Company also incurs gains and losses recorded within shareholders’ equity due to the translation of the financial statements from the functional currency of its entities to U.S. dollars. The Company utilizes capital structures of foreign subsidiaries combined with forward contracts to minimize its exposure to foreign currency risk. The Company hedges portions of its net investments in foreign subsidiaries, including intercompany loans, with forward contracts and cross-currency hedges. Gains and losses related to qualifying forward exchange contracts and cross-currency hedges, which are generally used to hedge intercompany loans and net investments in foreign subsidiaries, are recognized in other comprehensive income.

Commodity Prices

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

Financial Instruments

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2008 as follows (in millions):

Prepaid expenses and other	$6.9
Other assets	62.3
Other accrued liabilities	(130.1)

See Footnote 10 of the Notes to Consolidated Financial Statements for additional information on derivatives.

Value at Risk

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table sets forth the one day value-at-risk as of and for the year ended December 31, ( in millions, except percentages):

Market Risk (1)	2008 Average	December 31, 2008	2007 Average	December 31, 2007	Confidence Level

Interest rates	$12.2	$9.6	$8.8	$10.2	95%
Foreign exchange	$8.9	$15.3	$4.9	$7.1	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.

The year-over-year increase in value-at-risk in foreign exchange is primarily due to a significant increase in the volatility of foreign exchange rates in 2008. The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the

Company could experience losses such as these over an extended period of time. Additionally, since the Company operates globally, and therefore, among a broad basket of currencies, its foreign currency exposure is diversified. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Newell Rubbermaid Inc. is responsible for the accuracy and internal consistency of the consolidated financial statements and footnotes contained in this annual report.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

The Company completed its acquisitions of Technical Concepts and Aprica effective April 1, 2008. As permitted by the Securities and Exchange Commission, management’s assessment did not include the internal control of the acquired operations of Technical Concepts and Aprica, which are included in the Company’s consolidated financial statements as of December 31, 2008 and for the period April 1, 2008 through December 31, 2008. The assets of Technical Concepts and Aprica, excluding goodwill, constituted approximately 2.2% and 2.4%, respectively, of the Company’s total assets as of December 31, 2008, and Technical Concepts and Aprica net sales represented approximately 1.7% and 1.5%, respectively, of the Company’s net sales for the year ended December 31, 2008.

Based on the results of its evaluation, which excluded an assessment of the internal control of the acquired operations of Technical Concepts and Aprica, the Company’s management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

NEWELL RUBBERMAID INC.

Atlanta, Georgia
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Newell Rubbermaid Inc.

We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 15, in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Newell Rubbermaid Inc.

We have audited Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Technical Concepts and Aprica, which are included in the 2008 consolidated financial statements of Newell Rubbermaid Inc. and constituted approximately 2.2% and 2.4%, respectively, of total assets, as of December 31, 2008, and approximately 1.7% and 1.5%, respectively, of revenues for the year then ended. Our audit of internal control over financial reporting of Newell Rubbermaid Inc. also did not include an evaluation of the internal control over financial reporting of Technical Concepts and Aprica.

In our opinion, Newell Rubbermaid Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2008 of Newell Rubbermaid Inc. and our report dated March 2, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 2, 2009

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

Year Ended December 31,	2008	2007	2006

Net sales	$6,470.6	$6,407.3	$6,201.0
Cost of products sold	4,347.4	4,150.1	4,131.0

Gross margin	2,123.2	2,257.2	2,070.0
Selling, general and administrative expenses	1,502.7	1,430.9	1,347.0
Impairment charges	299.4	—	—
Restructuring costs	120.3	86.0	66.4

Operating income	200.8	740.3	656.6
Nonoperating expenses:
Interest expense, net of interest income of $8.9, $13.9, and $6.8 in 2008, 2007, and 2006, respectively	137.9	104.1	132.0
Other expense, net	61.1	7.3	9.7

Net nonoperating expenses	199.0	111.4	141.7
Income from continuing operations before income taxes	1.8	628.9	514.9
Income taxes	53.6	149.7	44.2

(Loss) income from continuing operations	(51.8)	479.2	470.7
Loss from discontinued operations, net of tax	(0.5)	(12.1)	(85.7)

Net (loss) income	$(52.3)	$467.1	$385.0

Weighted average shares outstanding:
Basic	277.0	276.0	274.6
Diluted	277.0	286.1	275.5
Per common share:
Basic:
(Loss) income from continuing operations	$(0.19)	$1.74	$1.71
Loss from discontinued operations	—	(0.04)	(0.31)

Net (loss) income	$(0.19)	$1.69	$1.40

Diluted:
(Loss) income from continuing operations	$(0.19)	$1.72	$1.71
Loss from discontinued operations	—	(0.04)	(0.31)

Net (loss) income	$(0.19)	$1.68	$1.40

Dividends per share	$0.84	$0.84	$0.84

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except par values)

December 31,	2008	2007

Assets
Current Assets:
Cash and cash equivalents	$275.4	$329.2
Accounts receivable, net of allowances of $40.6 for 2008 and $39.1 for 2007	969.3	1,166.4
Inventories, net	912.1	940.4
Deferred income taxes	100.4	102.0
Prepaid expenses and other	136.6	113.7

Total Current Assets	2,393.8	2,651.7
Property, plant and equipment, net	630.7	688.6
Deferred income taxes	107.8	29.4
Goodwill	2,698.9	2,608.7
Other intangible assets, net	640.5	501.8
Other assets	320.8	202.7

Total Assets	$6,792.5	$6,682.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$535.5	$616.9
Accrued compensation	79.5	170.7
Other accrued liabilities	829.9	744.7
Income taxes payable	—	44.0
Notes payable	8.3	15.3
Current portion of long-term debt	752.7	972.2

Total Current Liabilities	2,205.9	2,563.8
Long-term debt	2,118.3	1,197.4
Other noncurrent liabilities	854.1	674.4
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.1	292.6
Outstanding shares, before treasury:
2008 — 293.1
2007 — 292.6
Treasury stock, at cost:	(418.0)	(415.1)
Shares held:
2008 — 16.0
2007 — 15.9
Additional paid-in capital	606.7	570.3
Retained earnings	1,634.8	1,922.7
Accumulated other comprehensive loss	(502.4)	(123.2)

Total Stockholders’ Equity	1,614.2	2,247.3

Total Liabilities and Stockholders’ Equity	$6,792.5	$6,682.9

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

Year Ended December 31,	2008	2007	2006

Operating Activities
Net (loss) income	$(52.3)	$467.1	$385.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	183.3	177.0	193.3
Non-cash restructuring costs	46.2	27.7	27.2
Deferred income taxes	8.7	(0.9)	(5.0)
Loss (gain) on sale of assets	0.5	—	(4.5)
Impairment charges	299.4	—	50.9
Loss (gain) on disposal of discontinued operations	0.5	11.9	(0.7)
Stock-based compensation expense	35.6	36.4	44.0
Income tax benefits	(29.9)	(41.3)	(102.8)
Other	54.6	(3.4)	(12.9)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	168.3	(7.9)	25.1
Inventories	30.9	(53.6)	(32.2)
Accounts payable	(105.5)	54.0	(51.0)
Accrued liabilities and other	(183.2)	(11.7)	96.9
Discontinued operations	(2.2)	—	30.1

Net Cash Provided by Operating Activities	$454.9	$655.3	$643.4

Investing Activities
Acquisitions, net of cash acquired	$(655.7)	$(106.0)	$(60.6)
Capital expenditures	(157.8)	(157.3)	(138.3)
Disposals of non-current assets and sales of businesses	9.4	(2.3)	187.0

Net Cash Used in Investing Activities	$(804.1)	$(265.6)	$(11.9)

Financing Activities
Proceeds from issuance of debt, net of debt issuance costs	$1,318.0	$420.8	$177.0
Payments on notes payable and debt	(772.5)	(478.3)	(511.0)
Cash dividends	(234.5)	(234.7)	(232.8)
Other, net	(5.0)	25.4	16.7

Net Cash Provided by (Used in) Financing Activities	$306.0	$(266.8)	$(550.1)

Exchange rate effect on cash and cash equivalents	(10.6)	5.3	4.1

(Decrease) Increase in Cash and Cash Equivalents	(53.8)	128.2	85.5
Cash and Cash Equivalents at Beginning of Year	329.2	201.0	115.5

Cash and Cash Equivalents at End of Year	$275.4	$329.2	$201.0

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$96.9	$99.0	$19.5
Interest	$144.2	$135.5	$160.9

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

	Common Stock	Treasury Stock	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

Balance at December 31, 2005	$290.2	$(411.6)	$453.0	$1,538.3	$(226.7)	$1,643.2
Net income	—	—	—	385.0	—	385.0
Foreign currency translation	—	—	—	—	28.8	28.8
Minimum pension liability adjustment, net of $27.1 tax	—	—	—	—	50.0	50.0
Loss on derivative instruments, net of $(2.6) tax	—	—	—	—	(4.3)	(4.3)

Total comprehensive income						$459.5

Cash dividends on common stock	—	—	—	(232.8)	—	(232.8)
Exercise of stock options	0.8	—	19.1	—	—	19.9
Adjustment to initially apply SFAS 158, net of $(15.4) tax	—	—	—	—	(32.4)	(32.4)
Stock-based compensation and other	—	—	32.9	(0.1)	—	32.8

Balance at December 31, 2006	$291.0	$(411.6)	$505.0	$1,690.4	$(184.6)	$1,890.2

Net income	—	—	—	467.1	—	467.1
Foreign currency translation	—	—	—	—	28.2	28.2
Unrecognized pension and other postretirement benefits, net of $17.8 tax	—	—	—	—	26.3	26.3
Gain on derivative instruments, net of $23.3 tax	—	—	—	—	6.9	6.9

Total comprehensive income						$528.5

Cash dividends on common stock	—	—	—	(234.7)	—	(234.7)
Exercise of stock options	0.9	—	21.6	—	—	22.5
Stock-based compensation and other	0.7	(3.5)	43.7	(0.1)	—	40.8

Balance at December 31, 2007	$292.6	$(415.1)	$570.3	$1,922.7	$(123.2)	$2,247.3

Net loss	—	—	—	(52.3)	—	(52.3)
Foreign currency translation	—	—	—	—	(312.0)	(312.0)
Unrecognized pension and other postretirement costs, net of $(87.0) tax	—	—	—	—	(107.4)	(107.4)
Gain on derivative instruments, including $22.1 of tax benefits	—	—	—	—	39.5	39.5

Total comprehensive loss						$(432.2)

Cash dividends on common stock	—	—	—	(234.5)	—	(234.5)
Exercise of stock options	0.1	—	2.3	—	—	2.4
SFAS 158, net of $(0.2) tax	—	—	—	(1.1)	0.7	(0.4)
Stock-based compensation and other	0.4	(2.9)	34.1	—	—	31.6

Balance at December 31, 2008	$293.1	$(418.0)	$606.7	$1,634.8	$(502.4)	$1,614.2

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1

Description of Business and Significant Accounting Policies

Description of Business: Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s strong portfolio of brands includes Sharpie®, Paper Mate®, Dymo®, Expo®, Waterman®, Parker®, Rolodex®, Irwin®, Lenox®, BernzOmatic®, Rubbermaid®, TC®, Levolor®, Graco®, Aprica®, Calphalon® and Goody®. The Company’s multi-product offering consists of well known name-brand consumer and commercial products in four business segments: Cleaning, Organization & Décor; Office Products; Tools & Hardware; and Other (Home & Family).

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

Reclassifications: Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

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

The Company’s forward exchange contracts, cross currency interest rate swaps, and option contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.

The credit exposure that results from commodity, interest rate, and foreign exchange risk is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate and foreign currency derivatives at December 31, 2008 was $62.3 million and $7.2 million, respectively. The credit exposure on the Company’s commodity derivatives at December 31, 2008 was immaterial.

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

Inventories: Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. As of December 31, 2008 and 2007, the Company’s reserves for excess and obsolete inventory and shrink reserves totaled $101.9 million and $68.0 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

The Company evaluates goodwill for impairment annually at the reporting unit level, which is one level below the operating segment level. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of its reporting units for its goodwill based on discounted cash flow models, earnings multiples or an actual sales offer received from a prospective buyer, if available. Assumptions critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth, projected long-term growth rates in the determination of terminal values, and product costs.

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

Shipping and Handling Costs: The Company records shipping and handling costs as a component of cost of products sold.

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

Advertising Costs: The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $143.2 million, $149.5 million and $153.3 million for 2008, 2007 and 2006, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $201.2 million, $216.5 million and $199.9 million in 2008, 2007 and 2006, respectively.

Research and Development Costs: Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $119.5 million, $111.2 million and $102.0 million in 2008, 2007 and 2006, respectively.

Derivative Financial Instruments: The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”). Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments primarily include interest rate swaps, cross currency interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts, options and cross currency interest rate swaps do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal, or otherwise.

On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. No material ineffectiveness was recorded on designated hedges in 2008, 2007 or 2006.

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

Interest rate swaps designated as fair value hedges include interest rate swaps on long-term debt, cross currency interest rate swaps and forward exchange contracts. The Company records the fair value of interest rate swaps on long-term debt as an asset or liability with a corresponding adjustment to the carrying value of the debt. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. See foreign currency management below for discussion of cross currency interest rate swaps and forward exchange contracts.

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

The Company also utilizes cross currency interest rate swaps to hedge long-term intercompany financing transactions. Gains and losses related to qualifying forward exchange contracts, which hedge certain anticipated transactions, are recognized in other comprehensive income until the underlying transaction occurs.

The fair values of foreign currency hedging instruments are recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities on the Consolidated Balance Sheets depending on the maturity of the Company’s cross currency interest rate swaps and forward contracts at December 31, 2008 and 2007. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.

Disclosures about Fair Value of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, derivative instruments, notes payable and short and long-term debt. The fair value of these instruments approximates carrying values due to their short-term duration, except as follows:

Qualifying Derivative Instruments: The fair value of the Company’s qualifying derivative instruments is recorded in the Consolidated Balance Sheets and is described in more detail in Footnote 10.

Long-term Debt: The fair values of the Company’s long-term debt, including the Company’s medium-term notes and the preferred securities underlying its junior convertible subordinated debentures, are based on quoted market prices and are as follows as of December 31, (in millions):

	2008	2007

Medium-term notes	$1,418.3	$1,085.2
Preferred securities underlying the junior convertible subordinated debentures	$219.0	$390.7

The carrying amounts of all other significant debt approximate fair value.

Foreign Currency Translation: Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income (loss). International subsidiaries operating in highly inflationary economies translate nonmonetary assets at historical rates, while net monetary assets are translated at current rates, with the resulting translation adjustment included in net income as other expense (income), net.

The Company designates certain foreign currency denominated, long-term intercompany financing transactions as economic hedges of net investments in foreign operations and records the gain or loss on the transaction arising from changes in exchange rates as a translation adjustment to the extent the intercompany financing arrangement is effective as a hedge. During the year ended December 31, 2008, the Company recorded a $101.0 million loss in accumulated other comprehensive income (loss) related to the cumulative translation adjustment for these hedges.

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

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. FIN 48 requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more-likely-than-not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings; however, it did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s Consolidated Balance Sheet. See Footnote 15 for additional information on income taxes.

Stock-Based Compensation: The Company applies the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally five years for stock options and three years for restricted stock. The Company estimates future forfeiture rates based on its historical experience. See Footnote 14 for additional information.

Accumulated Other Comprehensive Loss: The following table displays the components of accumulated other comprehensive loss (in millions):

	Foreign Currency Translation Gain (Loss)	Unrecognized Pension & Other Postretirement Costs, net of tax	After-tax Derivative Hedging Gain	Accumulated Other Comprehensive Loss

Balance at December 31, 2007	$ 69.8	$ (202.4)	$ 9.4	$ (123.2)
Current year change	(312.0)	(106.7)	39.5	(379.2)

Balance at December 31, 2008	$(242.2)	$(309.1)	$48.9	$(502.4)

The Company recorded an adjustment at January 1, 2008 to accumulated other comprehensive loss of $0.7 million related to the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans pursuant to SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). The adjustment is therefore included in the accumulated other comprehensive loss activity detailed in the preceding table, but is excluded from comprehensive loss in the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the year ended December 31, 2008.

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. The Company prospectively adopted the effective provisions of SFAS 157 on January 1, 2008, as required for financial assets and liabilities. The adoption did not have a material impact on the consolidated financial statements. In accordance with SFAS 157, the Company expanded its disclosures regarding the fair values of financial assets and liabilities. See Footnote 17. The FASB deferred the effective date of SFAS 157 as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for business combinations with an acquisition date in fiscal years beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company prospectively adopted SFAS 141(R) on January 1, 2009. The adoption of SFAS 141(R) could have a material effect on the way the Company accounts for future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. SFAS 160 is effective for the Company on January 1, 2009. The Company prospectively adopted SFAS 160 on January 1, 2009. The adoption of SFAS 160 will have a material effect on the way the Company accounts for acquisitions of minority interests by requiring the acquisitions of minority interests to be considered equity transactions rather than as acquisitions of net assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS 133 and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The adoption of SFAS 161 is not expected to have a significant impact on the Company’s financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful lives of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. FSP SFAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP SFAS 142-3 is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles. SFAS 162 became effective on November 13, 2008. The adoption of SFAS 162 did not have a material effect on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). This Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior-period earnings per share data to be adjusted retrospectively. FSP EITF 03-06-1 is effective for the Company on January 1, 2009. The adoption of FSP EITF 03-06-1 is not expected to have a material impact on the Company’s financial statements.

In November 2008, the FASB ratified Emerging Issues Task Force Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for fiscal years beginning after December 15, 2008. The Company prospectively adopted EITF 08-7 on January 1, 2009. The adoption of EITF 08-7 could have a material effect on the way the Company accounts for acquired intangible assets.

In December 2008, the FASB issued Staff Position No.132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No.132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan using the guidance in SFAS 157. FSP SFAS 132(R)-1 also amends SFAS 157 to clarify that defined benefit pension or other postretirement plan assets are not subject to disclosure requirements under SFAS 157. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The adoption of FSP SFAS 132(R)-1 is not expected to have a material impact on the Company’s financial statements.

FOOTNOTE 2

Acquisitions

Technical Concepts

On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.7 million, which includes transaction costs and the repayment of Technical Concepts’ outstanding debt obligations at closing. Technical Concepts provides touch-free and automated restroom hygiene systems in the away-from-home washroom category. The Technical Concepts acquisition gives the Company’s Rubbermaid Commercial Products business an entry into the away-from-home washroom market and fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts increases the global footprint of the Company’s Rubbermaid Commercial Products business.

This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, the Company allocated $41.4 million of the purchase price to identified tangible net assets and $93.5 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $317.8 million as goodwill. Technical Concepts’ results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date, and for the nine months ended December 31, 2008, Technical Concepts contributed net sales of $109.2 million. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Aprica

On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $145.7 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. The acquisition provides the opportunity for the Company’s Baby & Parenting Essentials business to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside of Asia. The closing of the purchase of Aprica’s operations in China occurred in October 2008, and the assets acquired and liabilities assumed are included in the amount of net liabilities acquired and goodwill recorded in the Aprica acquisition; however, the impact of the acquisition of Aprica’s China operations did not significantly impact the overall Aprica purchase price allocation.

This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, the Company allocated $(32.8) million of the purchase price to identified tangible net liabilities and $57.0 million of the purchase price to identified intangible assets. The Company recorded the excess of purchase price over the aggregate fair values of $121.5 million as goodwill. Aprica’s results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date, and for the nine months ended December 31, 2008, Aprica contributed net sales of $95.5 million. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Acquisition of Endicia

On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. The acquisition of Endicia, a leading provider of online postage, increases the Company’s ability to leverage its other technology brands by developing a full range of innovative and integrated solutions for small and medium-sized businesses. This acquisition was accounted for using the purchase method of accounting and accordingly, based on the Company’s purchase price allocation, the Company has recorded goodwill of $47.5 million in the Consolidated Balance Sheet at December 31, 2008. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

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

FOOTNOTE 3

Discontinued Operations

The following table summarizes the results of businesses reported as discontinued operations for the years ended December 31, (in millions):

	2008	2007	2006

Net sales	$—	$3.6	$508.5

Loss from operations of discontinued operations, net of income tax expense of $- million in both 2008 and 2007 and $8.6 million in 2006	—	$(0.2)	$(86.4)
(Loss) gain on disposal of discontinued operations, net of income tax benefit (expense) of $0.5 million, $3.0 million and $(6.5) million for 2008, 2007 and 2006, respectively	(0.5)	(11.9)	0.7

Loss from discontinued operations, net of tax	$(0.5)	$(12.1)	$(85.7)

No amounts related to interest expense have been allocated to discontinued operations.

Home Décor Europe

The Home Décor Europe business designed, manufactured and sold drapery hardware and window treatments in Europe under Gardinia® and other local brands and was previously classified in the Company’s former Home Fashions segment. In the first quarter of 2006, as a result of a revised corporate strategy and an initiative to improve the Company’s portfolio of businesses to focus on those that are best aligned with the Company’s strategies of differentiated products, best cost and consumer branding, the Company began exploring various options for its Home Décor Europe business. Those options included marketing the business for potential sale. As a result of this effort, the Company received a preliminary offer from a potential buyer which gave the Company a better indication of the business’ fair value. Based on this offer, the Company determined that the business had a net book value in excess of its fair value. Due to the apparent decline in value, the Company conducted an impairment test and recorded a $50.9 million impairment charge in the first quarter of 2006. This charge, as well as the operations of this business during 2006, are included in the loss from operations of discontinued operations in the table above.

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

In connection with these transactions, the Company recorded a loss of $10.0 million and $11.3 million, net of tax, in 2007 and 2006, respectively, to complete the divestiture of Home Décor Europe. The loss is reported in the table above as part of the (loss) gain on disposal of discontinued operations.

Little Tikes

In September 2006, the Company entered into an agreement for the intended sale of its Little Tikes business unit to a global family and children’s entertainment company. Little Tikes is a global marketer and manufacturer of children’s toys and furniture for consumers. The transaction closed in the fourth quarter of 2006, resulting in a gain of $16.0 million, net of tax, in 2006. This business was previously included in the Company’s Other (Home & Family) segment. The operations of the business for 2006 are included in loss from operations of discontinued operations in the table above.

The remainder of the loss on disposal of discontinued operations for 2008, 2007 and 2006, approximately $0.5 million, $1.9 million and $4.0 million, net of tax, related to contingencies associated with other prior divestitures.

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

In July 2008, the Company announced an expansion of Project Acceleration so that, in addition to the Plan’s original objectives, it provides for divesting, downsizing or exiting certain product categories (the “Plan Expansion”). As a result of the Plan Expansion, the Company expects to create a more focused and more profitable platform for growth by eliminating selected low margin, commodity like, mostly resin-intensive product categories. In addition the Plan Expansion is expected to reduce the Company’s exposure to volatile commodity markets, particularly resin.

In total through December 31, 2008, the Company has recorded $320.9 million of costs related to the Plan, including the Plan Expansion, of which $140.0 million related to facility and other exit costs, $138.6 million related to employee severance, termination benefits and employee relocation costs, and $42.3 million related to exited contractual commitments and other restructuring costs.

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for continuing operations for the years ended December 31, (in millions):

	2008		2007	2006

Facility and other exit costs	$46.1		$27.7	$14.9
Employee severance, termination benefits and relocation costs	57.5		36.4	44.7
Exited contractual commitments and other	13.6		21.9	6.8

	$117.2	*	$86.0	$66.4

*During 2008, the Company recorded $3.1 million of restructuring charges relating to its 2001 Restructuring Plan, which is not included in the table above but is included in total restructuring costs for the year ended December 31, 2008. The reserve remaining at December 31, 2008 for the 2001 Restructuring Plan is $0.7 million.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the years ended December 31, 2008 and 2007, respectively, is as follows (in millions):

	12/31/07 Balance	Provision	Costs Incurred	12/31/08 Balance

Facility exit costs	$—	$46.1	$(46.1)	$—
Employee severance and termination benefits	22.5	57.5	(49.3)	30.7
Exited contractual commitments and other	16.2	13.6	(9.5)	20.3

	$38.7	$117.2	$(104.9)	$51.0

	12/31/06 Balance	Provision	Costs Incurred	12/31/07 Balance

Facility exit costs	$—	$27.7	$(27.7)	$—
Employee severance and termination benefits	28.9	36.4	(42.8)	22.5
Exited contractual commitments and other	2.0	21.9	(7.7)	16.2

	$30.9	$86.0	$(78.2)	$38.7

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the years ended December 31, aggregated by reportable business segment (in millions):

Segment	2008	2007	2006
Cleaning, Organization & Décor	$37.4	$4.5	22.0
Office Products	35.6	45.0	38.7
Tools & Hardware	20.7	29.7	3.6
Other (Home & Family)	5.8	1.7	1.3
Corporate	17.7	5.1	0.8

	$117.2	$86.0	$66.4

The following table depicts the changes in accrued restructuring reserves for the Plan for the years ended December 31, 2008 and 2007, respectively, aggregated by reportable business segment (in millions):

Segment	12/31/07 Balance	Provision	Costs Incurred	12/31/08 Balance
Cleaning, Organization & Décor	$0.8	$37.4	$(34.9)	$3.3
Office Products	23.1	35.6	(41.4)	17.3
Tools & Hardware	13.9	20.7	(18.1)	16.5
Other (Home & Family)	—	5.8	(2.8)	3.0
Corporate	0.9	17.7	(7.7)	10.9

	$38.7	$117.2	$(104.9)	$51.0

Segment	12/31/06 Balance	Provision	Costs Incurred	12/31/07 Balance
Cleaning, Organization & Décor	$4.4	$4.5	$ (8.1)	$0.8
Office Products	25.4	45.0	(47.3)	23.1
Tools & Hardware	0.4	29.7	(16.2)	13.9
Other (Home & Family)	0.3	1.7	(2.0)	—
Corporate	0.4	5.1	(4.6)	0.9

	$30.9	$86.0	$(78.2)	$38.7

The table below shows total restructuring costs for the Plan since inception through December 31, 2008, aggregated by reportable business segment (in millions):

Segment	Provision
Cleaning, Organization & Décor	$93.2
Office Products	127.9
Tools & Hardware	60.8
Other (Home & Family)	15.4
Corporate	23.6

$320.9

Cash paid for all restructuring activities was $60.9 million, $53.1 million and $26.1 million for 2008, 2007 and 2006, respectively.

FOOTNOTE 5

Inventories, Net

The components of net inventories were as follows as of December 31, (in millions):

	2008	2007

Materials and supplies	$143.3	$178.8
Work in process	174.8	179.8
Finished products	594.0	581.8

	$912.1	$940.4

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third-party. Cost of certain domestic inventories (approximately 58.4% and 59.2% of gross inventory costs at December 31, 2008 and 2007, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2008 and 2007, LIFO reserves were $46.5 million and $40.0 million, respectively. The gain (loss) recognized by the Company related to the liquidation of LIFO based inventories was not material in each of the past three years.

FOOTNOTE 6

Property, Plant & Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31, (in millions):

	2008	2007

Land	$44.4	$36.5
Buildings and improvements	412.8	446.0
Machinery and equipment	1,795.0	1,844.9

	2,252.2	2,327.4
Accumulated depreciation	(1,621.5)	(1,638.8)

	$630.7	$688.6

Depreciation expense was $131.1 million, $143.2 million and $159.5 million in 2008, 2007 and 2006, respectively.

FOOTNOTE 7

Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill is as follows for the year ended December 31, (in millions):

	2008	2007

Balance at January 1,	$2,608.7	$2,435.7
Acquisitions (1)	467.5	71.8
Impairment charges (2)	(290.0)	—
Other, primarily foreign currency translation	(87.3)	101.2

Balance at December 31,	$2,698.9	$2,608.7

(1)

Represents Technical Concepts ($317.8 million), Aprica ($121.5 million) and other individually immaterial acquisitions ($28.2 million) in 2008 and Endicia ($46.2 million) and other individually immaterial acquisitions ($25.6 million) in 2007.

(2)	Represents non-cash goodwill impairment charges of $169.5 million and $120.5 million for the Office Products and Tools & Hardware segments, respectively.

Management considers goodwill a corporate asset and does not consider goodwill and changes to goodwill balances in evaluating reportable segment performance. As a result, goodwill has been reflected as a corporate asset in the segment information included in Footnote 18. The following table summarizes goodwill by reportable segment as of December 31, (in millions).

	2008	2007

Cleaning, Organization & Décor	$561.6	$245.2
Office Products	1,088.4	1,338.9
Tools & Hardware	604.8	736.8
Other (Home & Family)	444.1	287.8

Total Goodwill	$2,698.9	$2,608.7

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2008			2007

	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value

Trade names — indefinite life	$319.1	$ N/A	$319.1	$279.4	$ N/A	$279.4
Trade names — other	41.5	(14.1)	27.4	45.2	(15.3)	29.9
Other (3)	406.3	(112.3)	294.0	271.0	(78.5)	192.5

	$766.9	$(126.4)	$640.5	$595.6	$ (93.8)	$501.8

The table below summarizes the Company’s amortization period assumptions for other intangible assets, including capitalized software, as of December 31, 2008:

	Weighted Average Amortization Period	Amortization Periods

Trade names — indefinite life	N/A	N/A
Trade names — other	11 years	5—20 years
Other (3)	9 years	3—14 years

9 years

(3)	Other consists primarily of capitalized software, non-compete agreements, patents and customer lists.

Other intangible amortization expense, including capitalized software amortization, was $52.2 million in 2008 and $33.8 million in both 2007 and 2006.

As of December 31, 2008, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2009	2010	2011	2012	2013
$ 47.1	$ 40.5	$ 33.5	$ 31.2	$ 28.2

Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

The adverse impact of the macroeconomic environment on the Company during the fourth quarter of 2008 combined with the updated outlook for certain business units led the Company to evaluate the carrying value of goodwill as of December 31, 2008. As a result of the evaluation of the Company’s goodwill, the Company recorded non-cash impairment charges of $299.4 million principally related to the goodwill impairment charges noted above. No similar charges were recorded in 2007 or 2006.

FOOTNOTE 8

Other Accrued Liabilities

Accrued liabilities included the following as of December 31, (in millions):

	2008	2007

Customer accruals	$285.7	$304.0
Accrued derivative related liabilities	130.1	26.1
Accrued self-insurance liability	82.4	82.1
Accrued restructuring (See Footnote 4)	51.7	39.7
Accrued pension, defined contribution and other postretirement benefits	47.1	49.9
Accruals for manufacturing, marketing and freight expenses	97.5	122.0
Accrued contingencies, primarily legal, environmental and warranty	36.8	27.4
Other	98.6	93.5

Other accrued liabilities	$829.9	$744.7

Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability and is estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.

FOOTNOTE 9

Long-Term Debt

The following is a summary of long-term debt as of December 31, (in millions):

	2008	2007

Medium-term notes (original maturities ranging from 5 to 10 years, average interest rate of 5.44%)	$1,572.3	$1,075.0
Term Loan	400.0	—
Commercial paper	—	197.0
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Other long-term debt	14.0	12.9

Total debt	2,871.0	2,169.6
Current portion of long-term debt	(752.7)	(972.2)

Long-term debt	$2,118.3	$1,197.4

The following table summarizes the Company’s average commercial paper obligations and interest rate for the year ended December 31, (in millions, except percentages):

	2008	2007

Borrowing	$168.9	$147.3
Average interest rate	3.2%	5.3%

The aggregate maturities of long-term debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2008 (in millions):

2009	2010	2011	2012	2013	Thereafter	Total
$ 752.7	$ 353.5	$ 252.6	$ 268.8	$ 514.5	$ 728.9	$ 2,871.0

Medium-Term Notes: In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500.0 million in 5.50% senior unsecured notes with a maturity of April 15, 2013 and $250.0 million in 6.25% senior unsecured notes with a maturity of April 15, 2018 (collectively, the “Senior Unsecured Notes”). Interest on the Senior Unsecured Notes is payable semi-annually on April 15 and October 15 beginning October 15, 2008. Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. The Senior Unsecured Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The Senior Unsecured Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Senior Unsecured Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Senior Unsecured Notes also contain a provision that allows holders of the Senior Unsecured Notes to require the Company to repurchase all or any part of the Senior Unsecured Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Senior Unsecured Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Senior Unsecured Notes to the date of purchase.

In July 2008, note holders owning $65.0 million of the Company’s $75.0 million of outstanding medium-term notes, issued in July 1998 and due July 2028, exercised their put option, which entitled the holders of the notes to require the Company to repay the notes at par. As a result, the Company repaid $65.0 million of the outstanding notes in July 2008. The remaining $10.0 million were not put to the Company and will continue to bear interest at 6.11% through maturity in July 2028. The Company utilized its commercial paper program to fund the redemption of the medium-term notes.

In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028, and recorded a loss on the extinguishment of the Reset notes of $52.2 million associated with the purchase of the remarketing option embedded in the Reset notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes and the purchase of the remarketing option. The loss on extinguishment of $52.2 million is included in other expense, net in the Consolidated Statement of Operations for 2008. The $302.2 million aggregate amount paid to redeem the Reset notes is included as payments on notes payable and long-term debt in the Consolidated Statement of Cash Flows for 2008.

The Company also has outstanding three additional series of medium-term notes with aggregate principal amounts of $250.0 million each. The medium-term notes have coupon rates ranging from 4% to 6.75% and mature at various dates between 2009 and 2012.

Interest Rate Swaps: As of December 31, 2008, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $750.0 million of the principal amount of the medium term notes and result in the Company paying a floating rate of interest on the medium term notes subject to the interest rate swaps. The medium term note balance at December 31, 2008 includes mark-to-market adjustments to record the fair value of the interest rate hedges of fixed rate debt, pursuant to SFAS 133, and the mark-to-market adjustments increased the reported value of the medium term notes by $62.3 million as of December 31, 2008.

Term Loan: In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). The Company is required to repay the outstanding principal amount of the Term Loan according to the following schedule: $50.0 million in September 2009; $100.0 million in September 2010; and $250.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable quarterly. The $400 million of outstanding borrowings under the Agreement at December 31, 2008 bear interest at a weighted average interest rate of 3.3%. The Agreement has covenants similar to those in the Company’s syndicated revolving credit facility, including, among other things, the maintenance of interest coverage and total indebtedness to total capital ratios and a limitation on the amount of indebtedness subsidiaries may incur. Net proceeds from the Term Loan were used to repay outstanding commercial paper and for general corporate purposes.

Floating Rate Note: Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly enters into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s U.S. trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. Certain levels of accounts receivable write-offs and other events would permit the financial institution to terminate the receivables facility. In September 2006, in accordance with the terms of the receivables facility, the financing entity caused the outstanding preferred debt securities to be exchanged for a two year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. The Note must be repaid before the Company can have access to the financing entity’s receivables. In September 2008, the Company’s wholly owned and consolidated financing entity obtained an extension of the maturity of the Note from September 2008 to September 2009. As of December 31, 2008 and 2007, the aggregate amount of outstanding receivables sold under this facility was $492.9 million and $643.3 million, respectively. The receivables and the Note are recorded in the Consolidated Balance Sheets of the Company at December 31, 2008 and 2007, and the Note is classified as current portion of long-term debt in the Company’s Consolidated Balance Sheets at December 31, 2008 based on its September 2009 maturity date.

Revolving Credit Facility and Commercial Paper: On November 14, 2005, the Company entered into a syndicated revolving credit facility (the “Revolver”). The Revolver expires in November 2012. The Company currently has $690.0 million available for borrowing under the Revolver. At December 31, 2008 and 2007, there were no borrowings under the Revolver. The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of December 31, 2008 and 2007, the Company was in compliance with the provisions of the agreement governing the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $690.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper; however, access to the commercial paper markets is dependent on the Company’s short-term debt credit ratings. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There was no commercial paper outstanding at December 31, 2008. At December 31, 2007, there was $197.0 million of commercial paper outstanding, classified as current portion of long-term debt. There were no standby letters of credit issued under the Revolver for either period.

Junior Convertible Subordinated Debentures: In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Holders of the Preferred Securities are entitled to cumulative cash dividends of 5.25% of the liquidation preference of $50 per Preferred Security, or $2.625 per year. Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million). As of December 31, 2008, 8.4 million shares of Preferred Securities were outstanding which were convertible into 8.3 million shares of the Company’s common stock. As of December 31, 2008, the Company fully and unconditionally guarantees 8.4 million shares of the Preferred Securities issued by the Subsidiary, which are callable at 100% of the liquidation preference.

The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”). In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for a $15.5 million loan the Company borrowed from the Subsidiary to purchase 100% of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the Subsidiary is the sole holder of the Debentures. The Debentures are the sole assets of the Subsidiary, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of December 31, 2008, the Company has not elected to defer interest payments. In connection with the Company’s purchase of the Preferred Securities in 2005 and 2004, the Company negotiated the early retirement of the corresponding Debentures with the Subsidiary. The Company accounted for these transactions as extinguishments of debt, which resulted in $436.7 million of Debentures outstanding as of December 31, 2008.

FOOTNOTE 10

Derivative Financial Instruments

Interest Rate Risk Management: At December 31, 2008, the Company had interest rate swaps designated as fair value hedges with an outstanding notional principal amount of $750.0 million of medium term notes. The net accrued interest receivable as of December 31, 2008 was $4.0 million. The fair value of the interest rate swaps at December 31, 2008 was $62.3 million and is included in other assets and is added to the principal of medium term notes in long-term debt.

At December 31, 2008, the Company had one cross currency interest rate swap with an outstanding notional principal amount of $157.6 million and net accrued interest receivable of $1.2 million. The contractual amounts and the fair value of the cross currency swap are included in the table summarizing the forward exchange contracts in Foreign Currency Management below.

Foreign Currency Management: The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third party commercial transaction exposures of generally one-year duration or less. The following table summarizes the Company’s forward exchange contracts, cross currency interest rate swaps and option contracts in U.S. dollars by major currency and contractual amount. The “buy” amounts represent the U.S. equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the U.S. equivalent of commitments to sell foreign currencies according to the local needs of the subsidiaries. The contractual amounts of significant forward exchange contracts, cross currency interest rate swaps and option contracts and their fair values as of December 31, were as follows (in millions):

	2008		2007

	Buy	Sell	Buy	Sell

British Pounds	$500.6	$12.2	$485.6	$221.7
Canadian Dollars	1.0	251.1	1.2	296.7
Euro	—	682.4	3.6	871.2
Other	8.9	14.3	40.6	14.4

Contractual Value	$510.5	$960.0	$531.0	$1,404.0

Fair Value	$(135.9)	$21.6	$(35.9)	$36.7

The net gain (loss) recognized in 2008, 2007 and 2006 for matured cash flow forward exchange contracts, option contracts and commodity swaps was $5.1 million, $(6.6) million and $(4.2) million, net of tax, respectively, which was recognized in the Consolidated Statements of Operations. The Company estimates that a gain of $3.7 million, net of tax, deferred in accumulated other comprehensive loss will be recognized in earnings in 2009.

FOOTNOTE 11

Commitments

Lease Commitments

The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2020. Rent expense, which is recognized on a straight-line basis over the life of the lease term, was $129.2 million, $109.7 million and $106.5 million in 2008, 2007 and 2006, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2008 (in millions):

2009	2010	2011	2012	2013	Thereafter	Total
$ 95.2	$ 75.5	$ 58.6	$ 48.7	$ 41.3	$ 118.1	$ 437.4

Purchase Obligations

The Company enters into certain obligations to purchase finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms. The Company’s purchase obligations for 2009 include a commitment to purchase the minority interest of a majority owned subsidiary for approximately $30.0 million, which is included in the purchase obligations amount shown in the table below.

As of December 31, 2008, the Company’s future estimated total purchase obligations are as follows (in millions):

2009	2010	2011	Total
$ 237.4	$ 9.0	$ 2.3	$ 248.7

FOOTNOTE 12

Employee Benefit and Retirement Plans

Effective January 1, 2008, the Company prospectively adopted the measurement date provisions of SFAS 158. Beginning with the year ended December 31, 2008, SFAS 158 requires the measurement date for defined benefit plan assets and obligations to coincide with the date of the employer’s fiscal year end statement of financial position, which for the Company is December 31. The Company has historically measured defined benefit plan assets and liabilities for the majority of its plans on September 30 for its year-end statement of financial position. The impact on the Consolidated Financial Statements of the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans with September 30 plan year-ends resulted in an adjustment to decrease retained earnings at January 1, 2008 by $1.1 million. The following table shows the components of the Company’s adjustment to retained earnings and other comprehensive income (loss) on January 1, 2008 upon adoption of the measurement date provisions of SFAS 158:

	U.S. Pension Plans	International Pension Plans	Other Postretirement Plans	Total

Retained Earnings:
Service Costs	$—	$0.5	$0.4	$0.9
Interest Costs	11.8	1.5	2.4	15.7
Expected return on assets	(14.4)	(1.6)	—	(16.0)
Amortization of:
Actuarial loss	1.7	—	—	1.7
Prior service credit	—	—	(0.6)	(0.6)

Total pre-tax (benefit) charge	(0.9)	0.4	2.2	1.7
Tax impact	0.3	(0.1)	(0.8)	(0.6)

Net (benefit) charge to retained earnings	$(0.6)	$0.3	$1.4	$1.1

Other Comprehensive Loss:
Amortization of:
Actuarial loss	$ (1.7)	—	$—	$(1.7)

Prior service credit	—	—	0.6	0.6

Total pre-tax (benefit) charge	(1.7)	—	0.6	(1.1)
Tax impact	0.6	—	(0.2)	0.4

Net (benefit) charge to other comprehensive loss	$ (1.1)	—	$ 0.4	$ (0.7)

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

Included in accumulated other comprehensive loss at December 31, 2008 is $498.4 million ($309.1 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company expects to recognize $7.4 million ($4.8 million net of tax) of costs in 2009 associated with net actuarial losses and prior service credit.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire non-union U.S. work force, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit. The defined contribution benefit has a three year cliff-vesting schedule. The Company recorded $19.4 million, $19.9 million and $19.6 million in expense for the defined contribution benefit arrangement for the years ended December 31, 2008, 2007 and 2006, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2008 and 2007 is $19.4 million and $19.9 million, respectively, and is included in other accrued liabilities on the Consolidated Balance Sheets.

As of December 31, 2008 and 2007, the Company maintained various non-qualified deferred compensation plans with varying terms. The total liability associated with these plans was $69.3 million and $77.8 million as of December 31, 2008 and 2007, respectively. These liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $41.4 million and $44.1 million as of December 31, 2008 and 2007, respectively. These assets are included in other assets in the Consolidated Balance Sheets.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on key employees. At December 31, 2008 and 2007, the life insurance contracts had a cash surrender value of $82.8 million and $78.8 million, respectively. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $19.7 million and $22.5 million at December 31, 2008 and 2007, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $94.1 million and $85.1 million at December 31, 2008 and 2007, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts is excluded from the table as they do not qualify as plan assets under SFAS No. 87, “Employers’ Accounting for Pensions.”

The Company’s matching contributions to the contributory 401(k) plan were $15.9 million, $15.6 million, and $15.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International

	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of period	$868.6	$855.8	$568.8	$543.7
Service cost	4.5	3.8	6.6	7.3
Interest cost	52.2	51.2	29.2	27.7
Contributions	—	—	0.7	0.8
Amendments	—	1.6	—	—
Actuarial (gain) loss	(2.8)	18.8	(77.2)	0.4
Acquisitions and divestitures	—	—	10.0	(0.9)
Currency translation	—	—	(117.3)	19.8
Benefits paid (1)	(70.6)	(62.6)	(26.5)	(24.4)
FAS 158 measurement date adoption adjustments (2)	11.8	—	2.0	—
Curtailments, settlement costs and other	—	—	(4.7)	(5.6)

Benefit obligation at end of period	$863.7	$868.6	$391.6	$568.8

Change in plan assets:
Fair value of plan assets at beginning of period	$763.7	$711.4	$453.3	$410.7
Actual return on plan assets (1)	(208.7)	103.3	34.1	28.8
Acquisitions and divestitures	—	—	8.9	—
Contributions	8.0	11.6	24.6	29.7
Currency translation	—	—	(124.7)	10.8
Benefits paid (1)	(70.6)	(62.6)	(26.5)	(24.4)
Settlement charges and other	—	—	(6.8)	(2.3)

Fair value of plan assets at end of period	$492.4	$763.7	$362.9	$453.3

Funded status at end of period	$(371.3)	$(104.9)	$(28.7)	$(115.5)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost (3)	$—	$—	$45.2	$1.9
Accrued current benefit cost (4)	(7.0)	(6.7)	(3.8)	(4.2)
Accrued noncurrent benefit cost (5)	(364.3)	(98.2)	(70.1)	(113.2)

Total	$(371.3)	$(104.9)	$(28.7)	$(115.5)

Amounts recognized in Accumulated
Other Comprehensive Loss:
Prior service cost	$(12.9)	$(14.1)	$—	$—
Net loss	(484.7)	(215.5)	(3.5)	(95.6)

Accumulated other comprehensive loss, pre-tax	$(497.6)	$(229.6)	$(3.5)	$(95.6)

Accumulated benefit obligation	$854.1	$861.9	$378.9	$556.4

(1)

For plans with September 30 measurement dates prior to January 1, 2008, the 2008 amounts include activity for the 15 month period from October 1, 2007 to December 31, 2008. For these same plans, 2007 amounts include activity for the 12 month period from October 1, 2006 to September 30, 2007.

(2)

Adjustment for service and interest costs for the three months ended December 31, 2007 relating to the adoption of the measurement date provisions of SFAS 158 for plans historically measured at September 30.

(3)	Recorded in other assets.

(4)	Recorded in other accrued liabilities.

(5)	Recorded in other noncurrent liabilities.

	U.S.		International

	2008	2007	2008	2007

Weighted-average assumptions used to determine benefit obligation:
Discount rate	6.25%	6.25%	6.01%	5.53%
Long-term rate of compensation increase	4.00%	4.00%	3.94%	4.24%

Net pension cost includes the following components for the years ended December 31, (in millions):

	U.S.			International

	2008 (1)	2007 (1)	2006 (1)	2008 (1)	2007 (1)	2006 (1)

Service cost-benefits earned during the year	$4.5	$3.8	$2.8	$6.6	$7.3	$$7.3
Interest cost on projected benefit obligation	52.2	51.2	51.4	29.2	27.7	24.5
Expected return on plan assets	(57.7)	(58.6)	(59.5)	(28.5)	(27.4)	(24.7)
Amortization of:
Prior service cost	1.3	1.1	1.0	—	—	—
Actuarial loss	7.1	7.6	7.8	3.6	4.5	4.9
Curtailment, settlement and special termination benefit costs	—	—	0.2	—	(2.8)	—

Net pension cost	$7.4	$5.1	$3.7	$10.9	$9.3	$12.0

(1)

For plans with September 30 measurement dates prior to January 1, 2008, the 2008 amount represents 12 months of net pension costs for the period January 1, 2008 to December 31, 2008, while the 2007 and 2006 amounts represent 12 months of net pension costs for the periods October 1, 2006 to September 30, 2007 and October 1, 2005 to September 30, 2006, respectively. Net pension cost activity for the 3 months ended December 31, 2007 is included in the SFAS 158 adjustment table above.

	U.S.			International

	2008	2007	2006	2008	2007	2006

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.00%	5.75%	5.52%	5.16%	4.90%
Long-term rate of return on plan assets	8.50%	8.50%	8.50%	6.77%	6.33%	6.91%
Long-term rate of compensation increase	4.00%	4.50%	4.50%	4.31%	3.85%	3.71%

The Company’s defined benefit pension plans weighted-average asset allocation at December 31, 2008 and 2007, by asset category, are as follows:

	U.S.		International

	2008	2007	2008	2007

Equity securities	55.5%	69.1%	20.3%	21.8%
Debt securities	28.2%	20.5%	16.3%	52.5%
Real estate	7.3%	4.5%	2.4%	2.4%
Cash	0.6%	0.5%	38.9%	10.9%
Other	8.4%	5.4%	22.1%	12.4%

Total	100.0%	100.0%	100.0%	100.0%

The Company employs a total return investment approach whereby a mix of equities and fixed income investments is used to maximize the long-term return of plan assets for a prudent level of risk. Risk tolerance is established through consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio is comprised of a diversified blend of equity, real estate, fixed income investments, inflation and interest rate hedges, and cash investments. Equity investments include large and small market capitalization stocks as well as growth, value and international stock positions.

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

The Company expects to make cash contributions of approximately $76.4 million to its defined benefit pension plans in 2009.

Other Postretirement Benefit Plans

Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups. The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of period	$164.5	$178.7
Service cost	1.6	1.7
Interest cost	9.6	10.7
Actuarial loss (gain)	5.6	(8.6)
Benefits paid, net (1)	(21.6)	(18.0)
FAS 158 measurement date adoption adjustments (2)	2.8	—

Benefit obligation at end of period	$162.5	$164.5

Funded Status:
Funded status at end of plan year	$(162.5)	$(164.5)
Contributions made between measurement date and December 31 (3)	N/A	4.0

Net liability recognized at December 31	$(162.5)	$(160.5)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost (4)	$(16.1)	$(17.6)
Accrued noncurrent benefit cost (5)	(146.4)	(142.9)

Total	$(162.5)	$(160.5)

Amounts recognized in Accumulated Other Comprehensive Income (Loss):
Prior service credit	$18.1	$21.2
Net loss	(15.4)	(10.3)

Accumulated other comprehensive income, pre-tax	$2.7	$10.9

(1)

The 2008 amounts include activity for the 15 month period from October 1, 2007 to December 31, 2008, and the 2007 amounts include activity for the 12 month period from October 1, 2006 to September 30, 2007.

(2)

Adjustment for service and interest costs for the three months ended December 31, 2007 relating to the adoption of the measurement date provisions of SFAS 158 for plans historically measured at September 30.

(3)	Not applicable for 2008, as Company used a December 31 measurement date.

(4)	Recorded in other accrued liabilities.

(5)	Recorded in other noncurrent liabilities.

There are no plan assets associated with the Company’s other postretirement benefit plans.

The weighted average discount rate at the measurement dates for the Company’s other postretirement benefit plans is developed using a spot interest yield curve based on a broad population of corporate bonds rated AA or higher. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans:

	2008	2007	2006

Discount rate	6.25%	6.00%	5.75%

Long-term health care cost trend rate	5.00%	6.00%	6.00%

Other postretirement benefit costs include the following components as of December 31, (in millions):

	2008 (1)	2007 (1)	2006 (1)

Service cost-benefits earned during the year	$1.6	$1.7	$2.6
Interest cost on projected benefit obligation	9.6	10.7	10.0
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	—	0.1	—
Curtailments	—	—	(0.1)

Net postretirement benefit costs	$8.8	$10.1	$10.1

(1)

2008 represents 12 months of net postretirement benefit costs from January 1, 2008 to December 31, 2008, while 2007 and 2006 represent 12 months of net postretirement benefit costs activity from October 1, 2006 to September 30, 2007 and from October 1, 2006 to September 30, 2006, respectively. Net postretirement benefit costs for the three months ended December 31, 2007 are included in the SFAS 158 adjustment table above.

Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation was 9% for all retirees in 2008, declining by 0.5% each year to 5% in 2016 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ 0.9	$ (0.8)
Effect on postretirement benefit obligations	$ 13.9	$ (12.3)

Estimated future benefit payments under the Company’s defined benefit pension plans and other post-retirement benefit plans are as follows as of December 31, 2008 (in millions):

	2009	2010	2011	2012	2013	2014-2018
Pension Benefits (1)	$75.4	$76.6	$78.0	$80.2	$82.7	$443.9
Other Postretirement Benefits	$19.3	$18.9	$18.3	$17.6	$17.3	$82.5

(1)	Certain pension benefit payments will be funded by plan assets.

The estimated other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $3.0 million per year. The Company expects to make direct cash benefit payments of approximately $16.1 million for its other postretirement benefit plans in 2009.

FOOTNOTE 13

Earnings per Share

The calculation of basic and diluted earnings per share for the years ended December 31 is shown below (in millions, except per share data):

Numerator for basic (loss) earnings per share:	2008	2007	2006

(Loss) income from continuing operations	$(51.8)	$479.2	$470.7
Loss from discontinued operations	(0.5)	(12.1)	(85.7)

Net (loss) income for basic earnings per share	$(52.3)	$467.1	$385.0

Numerator for diluted earnings per share:
(Loss) income from continuing operations	$(51.8)	$479.2	$470.7
Effect of convertible preferred securities, net of tax (1)	—	14.2	—

(Loss) income from continuing operations for diluted earnings per share	(51.8)	493.4	470.7
Loss from discontinued operations	(0.5)	(12.1)	(85.7)

Net (loss) income for diluted earnings per share	$(52.3)	$481.3	$385.0

Denominator:
Denominator for basic (loss) earnings per share – weighted-average shares	277.0	276.0	274.6
Dilutive securities (2)	—	1.8	0.9

Convertible preferred securities (1)	—	8.3	—

Denominator for diluted (loss) earnings per share	277.0	286.1	275.5

Basic (loss) earnings per share: (Loss) earnings from continuing operations	$(0.19)	$1.74	$1.71
Loss from discontinued operations	—	(0.04)	(0.31)

(Loss) earnings per share	$(0.19)	$1.69	$1.40

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(0.19)	$1.72	$1.71
Loss from discontinued operations	—	(0.04)	(0.31)

(Loss) earnings per share	$(0.19)	$1.68	$1.40

(1)

The convertible preferred securities are anti-dilutive for 2008 and 2006, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, $14.2 million of expenses would have been added back to the net income (loss) for both 2008 and 2006. Weighted average shares outstanding would have increased by 8.3 million shares for both 2008 and 2006, respectively.

(2)

Dilutive securities include “in the money options” and restricted stock awards. The weighted-average shares outstanding for 2008, 2007 and 2006 exclude the effect of approximately 17.2 million, 9.5 million and 11.1 million stock options, respectively, because such options were anti-dilutive.

FOOTNOTE 14

Stock-Based Compensation

The Company offers stock-based compensation to its employees that includes stock options, restricted stock units, performance share units and an employee stock purchase plan, as follows:

Stock Options

The Company’s stock plans include plans adopted in 1993 and 2003. The Company has issued both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Historically, stock options issued by the Company generally vested and were expensed ratably over five years, except that in the case of termination due to death, disability or retirement at age 65 or older, options became fully vested and were exercisable for one year following termination. In 2008, the Company modified the retirement provisions applicable to future option grants so that in the case of retirement (as defined in the stock option agreement), options fully vest and are exercisable for a period of time depending on the employee’s age and years of service. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

Restricted Stock

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest three years from the date of grant. In 2008, the Company modified the retirement provisions applicable to future restricted stock awards so that in the case of retirement at age 65 or older the awards fully vest. With respect to future awards of restricted stock units, in the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service. Prior to vesting, ownership of restricted shares cannot be transferred. The restricted stock has the same dividend and voting rights as the common stock, and the restricted stock units have rights to dividend equivalents payable in cash. The Company expenses the cost of these restricted stock awards and restricted stock units ratably over the vesting period.

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

Employee Stock Purchase Plan

The Company established an Employee Stock Purchase Plan (“ESPP”) effective August 1, 2006. The ESPP allows all employees the ability to purchase shares of the Company’s $1.00 par value per share common stock at a 5% discount at the end of each quarter. Pursuant to the ESPP, $0.9 million of shares were purchased during each of 2008 and 2007.

The Company accounts for stock-based compensation pursuant to SFAS 123(R), which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

The table below highlights the expense related to share-based payments for the years ended December 31, (in millions):

	2008	2007	2006
Stock options	$16.9	$17.2	$17.8
Restricted stock	18.7	19.2	14.3
Performance shares	—	—	11.9

Stock-based compensation	$35.6	$36.4	$44.0

Stock-based compensation, net of income tax benefit of $11.6 million, $13.8 million and $16.7 million in 2008, 2007 and 2006, respectively	$24.0	$22.6	$27.3

The fair value of stock option awards granted during the years ended December 31, was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2008	2007	2006
Risk-free interest rate	2.8%	4.7%	4.6%
Dividend yield	3.8%	2.8%	3.0%
Expected volatility	25%	25%	33%
Expected life (in years)	5.5	5.5	6.5

The Company utilized its historical experience to estimate the expected life of the options and volatility.

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in millions):

	Shares	Weighted Average Exercise Price	Exercisable at End of Year	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value

Outstanding at December 31, 2005	13.2	$ 27	5.8	$ 29
Granted	3.2	25			$ 7
Exercised	(0.8)	24				$ 3.5
Forfeited / expired	(1.5)	27

Outstanding at December 31, 2006	14.1	$ 26	6.8	$ 28		$ 52.2
Granted	4.3	30			$ 7
Exercised	(0.9)	25				$ 3.4
Forfeited / expired	(1.5)	29

Outstanding at December 31, 2007	16.0	$ 27	7.3	$ 27		$ 19.7
Granted	4.7	22			$ 4
Exercised	(0.1)	23				$ 0.1
Forfeited / expired	(4.2)	27

Outstanding at December 31, 2008	16.4	$ 26	6.6	$ 27		$ —

Vested and expected to vest at December 31, 2008	14.9	$ 26

At December 31, 2008, the aggregate intrinsic value of exercisable options was zero.

The weighted average remaining contractual life for options outstanding and options exercisable was 7 years and 5 years, respectively, as of December 31, 2008.

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the following periods (shares in millions):

	Shares	Weighted- average grant date fair value

Outstanding at December 31, 2005	1.0	$ 23
Granted	1.5	24
Forfeited	(0.3)	24

Outstanding at December 31, 2006	2.2	$ 24
Granted	1.2	30
Vested	(0.5)	23
Forfeited	(0.3)	24

Outstanding at December 31, 2007	2.6	$ 26
Granted	1.4	20
Vested	(0.4)	23
Forfeited	(0.4)	26

Outstanding at December 31, 2008	3.2	$ 24

Expected to vest at December 31, 2008	2.9	$ 24

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2008 (in millions):

	Unrecognized Compensation Cost	Weighted Average Period of Expense Recognition (in years)

Stock options	$ 41.1	2
Restricted stock	31.9	2

Total	$ 73.0

FOOTNOTE 15

Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not result in an adjustment to beginning retained earnings. However, the adoption of FIN 48 did result in the reclassification of certain income tax assets and liabilities from current to long-term in the Company’s Consolidated Balance Sheet.

As of December 31, 2008 and 2007, the Company had unrecognized tax benefits of $129.2 million and $145.8 million, respectively, all of which, if recognized, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008 and 2007, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $35.0 million and $18.6 million, respectively. During the years ended December 31, 2008 and 2007, the Company recognized approximately $16.3 million and $6.1 million, respectively, of interest and penalties.

The following table summarizes the changes in gross unrecognized tax benefits for the year ended December 31, (in millions):

	2008	2007

Unrecognized tax benefits balance at January 1,	$145.8	$161.8
Increases in tax positions for prior years	4.6	29.6
Decreases in tax positions for prior years	(21.0)	(1.3)
Increases in tax positions for current year	12.5	19.2
Settlements with taxing authorities	—	(34.9)
Lapse of statute of limitations	(12.7)	(28.6)

Unrecognized tax benefits balance at December 31,	$129.2	$145.8

The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2008	2007	2006

Current:
Federal	$(6.0)	$81.3	$(8.8)
State	4.7	4.0	1.0
Foreign	46.2	66.7	67.2

Total current	44.9	152.0	59.4
Deferred	8.7	(2.3)	(15.2)

Total provision	$53.6	$149.7	$44.2

The non-U.S. component of income from continuing operations before income taxes was $206.4 million, $223.4 million and $231.2 million in 2008, 2007 and 2006, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows for the years ended December 31,:

	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	104.3	0.4	0.1
Foreign tax credit	(2,649.9)	(1.5)	(1.5)
Foreign rate differential and other	1,440.5	1.1	(5.1)
Resolution of tax contingencies	(1,204.9)	(11.2)	(4.8)
Tax basis differential on goodwill impairment	5,705.0	—	—
Reversal of previously recorded valuation reserve	(452.3)	—	—
Impact of legal entity restructuring	—	—	(15.1)

Effective rate	2,977.7%	23.8%	8.6%

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2005. During the three months ended December 31, 2008, the Company received an IRS Revenue Agent Report for tax years 2005 and 2006, assessing additional tax and interest relating to the Company’s tax treatment of the financing entity described in Footnote 9. The Company disagrees with the IRS’ characterization of the entity and the associated assessment, and in January 2009, the Company filed a protest with the IRS and requested a conference with the IRS Appeals Office. The Company believes it is adequately reserved for the uncertain tax position relating to this issue. The Company’s Canadian income tax returns are subject to examination for years after 2000. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2005.

It is reasonably possible that there could be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2008.

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2008	2007

Deferred tax assets:
Accruals not currently deductible for tax purposes	$147.1	$132.1
Postretirement liabilities	59.0	62.9
Inventory reserves	2.2	2.0
Pension liabilities	108.8	62.4
Self-insurance liability	10.5	7.9
Foreign tax credit carryforward	84.7	45.3
Foreign net operating losses	227.0	201.8
Other	137.4	110.0

Total gross deferred tax assets	776.7	624.4
Less valuation allowance	(303.3)	(272.6)

Net deferred tax assets after valuation allowance	$473.4	$351.8

Deferred tax liabilities:
Accelerated depreciation	$(81.6)	$(68.9)
Amortizable intangibles	(179.6)	(146.1)
Other	(4.0)	(5.4)

Total gross deferred tax liabilities	(265.2)	(220.4)

Net deferred tax assets	$208.2	$131.4

Current deferred income tax assets	$100.4	$102.0
Noncurrent deferred income tax assets	107.8	29.4

	$208.2	$131.4

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be indefinitely invested. At December 31, 2008, the estimated amount of total unremitted non-U.S. subsidiary earnings is $605.8 million. It is not practical to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

FOOTNOTE 16

Other Expense (Income), Net

Other expense, net consists of the following for the years ended December 31, (in millions):

	2008	2007	2006

Equity in earnings	$(1.3)	$(0.1)	$(0.9)
Minority interest	2.0	3.1	3.6
Currency transaction loss	7.3	4.2	3.0
Loss on debt extinguishment (1)	52.2	—	—
Other	0.9	0.1	4.0

	$61.1	$7.3	$9.7

(1)	See Footnote 9 for further information regarding charges recognized related to debt extinguishment.

FOOTNOTE 17

Fair Value

In the first quarter of 2008, the Company adopted SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather generally applies to other accounting pronouncements that require or permit fair value measurements. The FASB issued Staff Position 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. The FSP 157-2 deferral applies to the Company’s assets that are measured at fair value as part of its annual impairment assessment, including goodwill, other indefinite-lived intangible assets and other long-lived assets, and other assets and liabilities adjusted to fair value from as circumstances require.

SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and defines fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. SFAS 157 utilizes a fair value hierarchy that prioritizes valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The Company’s financial assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other assets and other accrued liabilities. These assets and liabilities are subject to the measurement and disclosure requirements of SFAS 157 as they are adjusted to fair value at least annually. As the Company adjusts the value of its investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of SFAS 157.

The Company determines the fair value of its mutual fund investments based on quoted market prices (Level 1).

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s money market investments and derivative instruments. The money market investments held by the Company and included in cash and cash equivalents are not publicly traded, but the fair value is determined based on the values of the underlying investments in the money market fund (Level 2). The Company generally uses derivatives for hedging purposes pursuant to SFAS 133, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s money market investments and derivative instruments.

The following table presents the Company’s non-pension related financial assets and liabilities which are measured at fair value on a recurring basis and that are subject to the disclosure requirements of SFAS 157 as of December 31, 2008 (in millions):

Description	Fair Value at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments	$42.1	$—	$42.1	$—
Mutual fund investments	11.7	11.7	—	—
Interest rate swaps	62.3	—	62.3	—
Foreign currency derivatives	6.9	—	6.9	—

Total	$123.0	$11.7	$111.3	$—

Liabilities
Foreign currency derivatives	130.1	—	130.1	—

Total	$130.1	$—	$130.1	$—

FOOTNOTE 18

Industry Segment Information

The Company’s reporting segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels. The reportable segments are as follows:

Segment	Description of Products
Cleaning, Organization & Décor	Cleaning and refuse, indoor/outdoor organization, food storage, and home storage products; material handling solutions; drapery hardware and window treatments; restroom hygiene systems
Office Products

Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, card-scanning solutions, and on-line postage; and art and office organization products

Tools & Hardware	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, manual paint applicators and cabinet and window hardware
Other (Home & Family)	Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware and cutlery; and hair care accessories

The Company’s segment results are as follows as of and for the years ended December 31, (in millions):

	2008	2007	2006

Net Sales (1)
Cleaning, Organization & Décor	$2,147.3	$2,096.4	$1,995.7
Office Products	2,005.8	2,042.3	2,031.6
Tools & Hardware	1,200.3	1,288.7	1,262.2
Other (Home & Family)	1,117.2	979.9	911.5

	$6,470.6	$6,407.3	$6,201.0

Operating Income (2)
Cleaning, Organization & Décor	$238.6	$273.3	$209.1
Office Products	215.8	317.9	287.0
Tools & Hardware	145.3	181.5	185.0
Other (Home & Family)	102.7	135.6	117.9
Corporate	(81.9)	(82.0)	(76.0)
Impairment Charges	(299.4)	—	—
Restructuring Costs	(120.3)	(86.0)	(66.4)

	$200.8	$740.3	$656.6

Depreciation & Amortization
Cleaning, Organization & Décor	$58.9	$57.8	$67.9
Office Products	49.7	52.2	55.9
Tools & Hardware	28.0	33.6	34.2
Other (Home & Family)	16.2	10.1	11.7
Corporate	30.5	23.3	23.6

	$183.3	$177.0	$193.3

Capital Expenditures (3)
Cleaning, Organization & Décor	$39.9	$40.8	$22.1
Office Products	20.9	25.4	29.7
Tools & Hardware	21.8	13.1	15.6
Other (Home & Family)	7.0	9.3	7.7
Corporate	68.2	68.7	62.1

	$157.8	$157.3	$137.2

Identifiable Assets
Cleaning, Organization & Décor	$821.6	$794.3
Office Products	1,201.7	1,451.6
Tools & Hardware	666.5	771.2
Other (Home & Family)	502.3	344.6
Corporate (4)	3,600.4	3,321.2

	$6,792.5	$6,682.9

In the first quarter of 2009, the Company consolidated its segment structure from four to three segments as part of its reorganization to realize structural cost efficiencies.

Geographic Area Information

	2008	2007	2006

Net Sales
U.S.	$4,447.2	$4,624.3	$4,603.4
Canada	413.4	425.7	387.9

North America	4,860.6	5,050.0	4,991.3
Europe	996.0	879.5	781.0
Central and South America	275.4	250.2	239.3
Other	338.6	227.6	189.4

	$6,470.6	$6,407.3	$6,201.0

Operating Income (Loss) (2), (5)
U.S.	$152.4	$572.4	$517.4
Canada	92.0	108.5	78.8

North America	244.4	680.9	596.2
Europe	(98.9)	10.9	15.4
Central and South America	8.9	11.9	5.3
Other	46.4	36.6	39.7

	$200.8	$740.3	$656.6

Property, Plant and Equipment, Net
U.S.	$428.8	$479.5
Canada	11.7	15.7

North America	440.5	495.2
Europe	114.1	121.1
Central and South America	22.2	30.7
Other	53.9	41.6

	$630.7	$688.6

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% of consolidated net sales for each of the years ended December 31, 2008 and 2007, and 12% of consolidated net sales for the year ended December 31, 2006, substantially across all segments.

(2)

Operating income (loss) is net sales less cost of products sold, selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Capital expenditures associated with discontinued businesses have been excluded. Corporate capital expenditures are mainly related to the SAP implementation.

(4)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(5)

The restructuring costs and impairment charges have been reflected in the appropriate geographic regions. The following table summarizes the restructuring costs and impairment charges by region included in operating income above:

	2008	2007	2006

Restructuring Costs:
U.S.	$(80.9)	$(32.5)	$(21.2)
Canada	—	(0.1)	(2.1)

North America	(80.9)	(32.6)	(23.3)
Europe	(38.7)	(41.1)	(33.1)
Central and South America	—	(5.1)	(7.4)
Other	(0.7)	(7.2)	(2.6)

	$(120.3)	$(86.0)	$(66.4)

	2008	2007	2006

Impairment Charges:
U.S.	$(129.9)	$—	$—
Canada	—	—	—

North America	(129.9)	—	—
Europe	(169.5)	—	—
Central and South America	—	—	—
Other	—	—	—

	$(299.4)	$—	$—

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

The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. As a result of the most recent analysis, the Company has product liability reserves of $42.5 million as of December 31, 2008. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI System, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. An unfavorable outcome in this litigation, which management does not believe is probable, could materially adversely affect the Endicia business.

As of December 31, 2008, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

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

The Company’s estimate of environmental response costs associated with these matters as of December 31, 2008 ranged between $12.6 million and $30.3 million. As of December 31, 2008, the Company had a reserve equal to $15.1 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to four long-term (30 year) operations and maintenance CERCLA matters which are estimated at their present value of $7.8 million.

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

As of December 31, 2008, the Company had $82.2 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability, and medical.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

(b)

Management’s Report on Internal Control Over Financial Reporting. The Company’s management’s annual report on internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference. Management’s annual report on internal control over financial reporting did not include an assessment of and conclusion on the effectiveness of internal control over financial reporting of Technical Concepts and Aprica, which were acquired on April 1, 2008 and included in the Company’s consolidated financial statements as of December 31, 2008 and for the period April 1, 2008 through December 31, 2008. The assets of Technical Concepts and Aprica, excluding goodwill, constituted approximately 2.2% and 2.4%, respectively, of the Company’s total assets as of December 31, 2008, and Technical Concepts and Aprica net sales represented approximately 1.7% and 1.5%, respectively, of the Company’s net sales for the year ended December 31, 2008.

(c)

Attestation Report of the Independent Registered Public Accounting Firm. The attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting is set forth under Item 8 of this annual report and is incorporated herein by reference.

(d)

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2009 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Cash Flows — Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements — December 31, 2008, 2007 and 2006

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

Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

		3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 12, 2008).

Item 4.	Instruments Defining the Rights of Security Holders, Including	4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008, is included in Item 3.1.
	Indentures	4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

		4.3

Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee (incorporated by reference to Exhibit 4.4 to the Company’s Report on Form 8 amending the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1992, File No. 001-09608).

		Exhibit Number	Description of Exhibit

4.4

Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.5

Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998 (the “1998 Form S-3”)).

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

4.8

Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 25, 2008).

4.9

Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto as amended October 10, 2006, and October 12, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 14, 2005 and Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006), and as further amended as of October 17, 2007 (which amendments are incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.10

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

Item 10.	Material Contracts	*10.1	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

Exhibit Number	Description of Exhibit

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

*10.6

Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007) .

*10.7

Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001).

*10.8

Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.9	Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan.

*10.10

Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.11

Stock Option Agreement granted to Mark D. Ketchum November 9, 2005 under the Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2005).

*10.12

Form of Restricted Stock Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as revised February 13, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 13, 2008).

*10.13

Form of Performance Share Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.14

Performance Share Award Agreement granted to Mark D. Ketchum March 22, 2006 under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

Exhibit Number	Description of Exhibit

*10.15

Form of Restricted Stock Unit Agreement under the 2003 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on 10-Q for the quarter ended September 30, 2008).

*10.16

2005 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

*10.17

Amended 2006 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

*10.18

Newell Rubbermaid Inc. Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2009).

*10.19	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2009).

*10.20	Newell Rubbermaid Inc. 2007 Supplemental Transition Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.21	Employment Security Agreement with Mark D. Ketchum dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2008).

*10.22	Form of Employment Security Agreement with James J. Roberts (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K dated November 10, 2004).

*10.23

Form of Employment Security Agreement with certain of the Company’s Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2008).

*10.24	Compensation Arrangement for Mark D. Ketchum dated February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.25

Newell Rubbermaid Inc. EMEA Special Bonus Plan Agreement dated May 9, 2007, for Magnus Nicolin, President, Newell Rubbermaid Europe, Middle East & Africa (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).

*10.26

Separation Agreement and General Release dated February 28, 2008, between the Company and Steven G. Marton (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.27

Separation Agreement and General Release dated February 12, 2009, between the Company and James J. Roberts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated December 17, 2008).

		Exhibit Number	Description of Exhibit

		10.28

Amended and Restated Trust Agreement, dated as of December 12, 1997, among the Company, as Depositor, The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Property Trustee, Chase Manhattan Delaware, as Delaware Trustee, and the Administrative Trustees (incorporated by reference to Exhibit 4.2 to the 1998 Form S-3).

		10.29	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.3.

		10.30

Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Item 4.4.

		10.31

Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Indenture Trustee, is included in Item 4.5.

		10.32

Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.7.

		10.33

Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.8.

		10.34

Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto, as amended effective October 10, 2006, and as further amended as of October 12, 2006 and October 17, 2007, is included in Item 4.9.

		10.35

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto is included in Item 4.10.

Item 12.	Statement re Computation of Ratios	12	Statement of Computation of Earnings to Fixed Charges.

Item 14.	Code of Ethics	14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule13a-14(a)/15d-14(a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a),

		Exhibit Number	Description of Exhibit

			as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ J. Patrick Robinson
J. Patrick Robinson
Title	Executive Vice President — Chief Financial Officer
Date	March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 2, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Mark D. Ketchum	President, Chief Executive Officer and Director
Mark D. Ketchum

/s/ J. Patrick Robinson	Executive Vice President — Chief Financial Officer
J. Patrick Robinson

/s/ John B. Ellis	Vice President — Corporate Controller and Chief
John B. Ellis	Accounting Officer

/s/ William D. Marohn	Chairman of the Board and Director
William D. Marohn

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Michael T. Cowhig	Director
Michael T. Cowhig

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ Elizabeth Cuthbert Millett	Director
Elizabeth Cuthbert Millett

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II

Newell Rubbermaid Inc. and subsidiaries

Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Provision	Charges to Other Accounts (1)	Write-offs (2)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2008	$ 39.1	$ 85.3	$ 0.7	$ (84.5)	$ 40.6
Year ended December 31, 2007	38.2	80.9	1.1	(81.1)	39.1
Year ended December 31, 2006	41.3	73.7	1.0	(77.8)	38.2

(1)	Represents recovery of accounts previously written off, currency translation adjustments and net reserves of acquired or divested businesses.

(2)	Represents accounts written off during the year and cash discounts taken by customers.

(In millions)	Balance at Beginning of Period	Provision	Other (3)	Write-offs	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year ended December 31, 2008	$ 68.0	$ 79.0	$ 2.6	$ (47.7)	$ 101.9
Year ended December 31, 2007	68.2	41.8	0.8	(42.8)	68.0
Year ended December 31, 2006	74.1	47.1	—	(53.0)	68.2

(3)	Represents net reserves of acquired and divested businesses, including provisions for product line rationalization.