Form 10-Q
period 2009-03-31
NEWELL RUBBERMAID INC
filed 2009-05-11
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2009: 277.6 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2009	2008

Net sales	$1,203.9	$1,433.7
Cost of products sold	781.1	943.2

GROSS MARGIN	422.8	490.5
Selling, general and administrative expenses	311.5	361.0
Restructuring costs	30.5	18.4

OPERATING INCOME	80.8	111.1
Nonoperating expenses:
Interest expense, net	30.6	25.8
Other expense (income), net	0.7	(0.2)

Net nonoperating expenses	31.3	25.6

INCOME BEFORE INCOME TAXES	49.5	85.5
Income taxes	15.8	27.7

INCOME FROM CONTINUING OPERATIONS	33.7	57.8
Loss from discontinued operations, net of tax (1)	—	(0.5)

NET INCOME	33.7	57.3
NET INCOME NONCONTROLLING INTERESTS	—	0.4

NET INCOME CONTROLLING INTERESTS	$33.7	$56.9

Weighted average shares outstanding:
Basic	280.7	279.7
Diluted	280.7	279.8
Earnings per share:
Basic —
Income from continuing operations	$0.12	$0.21
Loss from discontinued operations	—	—
Net income controlling interests	$0.12	$0.20
Diluted —
Income from continuing operations	$0.12	$0.21
Loss from discontinued operations	—	—
Net income controlling interests	$0.12	$0.20
Dividends per share	$0.11	$0.21

(1)	Loss from discontinued operations is attributed to controlling interests.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions)

	March 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$755.9	$ 275.4
Accounts receivable, net	874.7	969.3
Inventories, net	927.5	912.1
Deferred income taxes	107.8	100.4
Prepaid expenses and other	142.2	136.6

TOTAL CURRENT ASSETS	2,808.1	2,393.8
PROPERTY, PLANT AND EQUIPMENT, NET	606.9	630.7
DEFERRED INCOME TAXES	86.0	107.8
GOODWILL	2,672.9	2,698.9
OTHER INTANGIBLE ASSETS, NET	637.0	640.5
OTHER ASSETS	326.5	320.8

TOTAL ASSETS	$7,137.4	$6,792.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)

(Amounts in millions, except par value)

	March 31, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$444.4	$ 535.5
Accrued compensation	84.0	79.5
Other accrued liabilities	711.4	858.1
Notes payable	8.1	8.3
Current portion of long-term debt	752.3	752.7

TOTAL CURRENT LIABILITIES	2,000.2	2,234.1
LONG-TERM DEBT	2,679.0	2,118.3
OTHER NONCURRENT LIABILITIES	840.7	851.5
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.8	293.1
Outstanding shares, before treasury:
2009 - 293.8
2008 - 293.1
Treasury stock, at cost:	(420.3)	(418.0)
Shares held:
2009 - 16.2
2008 - 16.0
Additional paid-in capital	645.7	606.7
Retained earnings	1,610.9	1,606.6
Accumulated other comprehensive loss	(513.3)	(502.4)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,616.8	1,586.0
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	0.7	2.6

TOTAL STOCKHOLDERS’ EQUITY	1,617.5	1,588.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,137.4	$6,792.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2009	2008

OPERATING ACTIVITIES:
Net income	$33.7	$56.9
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41.9	44.2
Deferred income taxes	(1.5)	24.5
Non-cash restructuring costs	4.6	(3.8)
Gain on sale of assets	—	(0.1)
Stock-based compensation expense	8.8	7.5
Loss on disposal of discontinued operations	—	0.5
Other, net	3.2	0.4
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	77.1	156.0
Inventories	(29.9)	(131.9)
Accounts payable	(85.8)	(53.4)
Accrued liabilities and other	(63.3)	(223.4)
Discontinued operations	—	(0.6)

NET CASH USED IN OPERATING ACTIVITIES	(11.2)	(123.2)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(1.4)	(28.9)
Capital expenditures	(32.4)	(40.0)
Proceeds from sale of noncurrent assets	0.3	0.5

NET CASH USED IN INVESTING ACTIVITIES	(33.5)	(68.4)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	758.0	747.3
Proceeds from issuance of warrants	32.7	—
Purchase of call option	(69.0)	—
Payments on notes payable and debt	(132.5)	(79.6)
Cash dividends	(29.4)	(58.8)
Purchase of noncontrolling interest in consolidated subsidiary	(28.2)	—
Other, net	(4.0)	(1.0)

NET CASH PROVIDED BY FINANCING ACTIVITIES	527.6	607.9

Currency rate effect on cash and cash equivalents	(2.4)	6.6

INCREASE IN CASH AND CASH EQUIVALENTS	480.5	422.9
Cash and cash equivalents at beginning of period	275.4	329.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$755.9	$752.1

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

Recently Adopted Accounting Pronouncements: In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which deferred the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption of SFAS 157 for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) significantly changes the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. SFAS 141(R) also requires acquiring entities to expense transaction costs associated with the acquisition and expense certain restructuring costs associated with integrating the acquired operations, both of which were previously capitalizable as part of an acquisition. Additionally, SFAS 141(R) modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. SFAS 141(R) is effective for the Company for business combinations with an acquisition date after January 1, 2009. The adoption of SFAS 141(R) did not have an impact on the Company’s financial statements, but it could have a material effect on the way the Company accounts for future acquisitions.

In April 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after January 1, 2009. The adoption of FSP 141(R)-1 did not have an impact on the Company’s financial statements, but it could have a material effect on the way the Company accounts for future acquisitions.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As required by SFAS 160, on January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of SFAS 160 and prospectively adopted all other requirements. The adoption of SFAS 160 resulted in the reclassification of the minority interest in net income (loss) of subsidiaries from other expense (income), net to net income noncontrolling interests in the Condensed Consolidated Statements of Income and the reclassification of the minority interest in the stockholders’ equity of consolidated subsidiaries from other noncurrent liabilities to stockholders’ equity attributable to noncontrolling interests in the Condensed Consolidated Balance Sheets. The adoption of SFAS 160 on January 1, 2009 also resulted in the Company classifying the $28.2 million purchase price of the minority interest in a consolidated subsidiary as a financing cash flow in the three months ended March 31, 2009, and a similar transaction would have been classified as an investing cash flow prior to the adoption of SFAS 160. The adoption of SFAS 160 will continue to impact how transactions between the Company and minority shareholders are presented and classified in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.

The Company adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), in conjunction with its adoption of SFAS 160. EITF D-98 is applicable for all noncontrolling interests where the Company is required to purchase noncontrolling interests in a consolidated subsidiary from the noncontrolling interest holder at a specified future date, and the purchase is outside of the Company’s control. The Company was required to purchase the noncontrolling interest in an international subsidiary at fair value, $28.2 million, in the three months ended March 31, 2009. In connection with the adoption of SFAS 160 and EITF D-98, the Condensed Consolidated Balance Sheet as of December 31, 2008 has been adjusted to reflect the estimated fair value of the noncontrolling interest the Company was required to purchase, $28.2 million, as an increase in Other Accrued Liabilities and as a decrease in Retained Earnings. The following table summarizes the impact of the retrospective adoption of SFAS 160 and EITF D-98 on the Company’s balance sheet as of December 31, 2008 (in millions):

	Other Accrued Liabilities	Other Noncurrent Liabilities	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests
December 31, 2008, as reported	$829.9	$854.1	$1,634.8	$—
Minority interest (noncontrolling interests) in consolidated subsidiaries	—	(2.6)	—	2.6
Fair value of noncontrolling interest the Company is required to purchase	28.2	—	(28.2)	—
December 31, 2008, as adjusted	$858.1	$851.5	$1,606.6	$2.6

The retrospective adoption of EITF D-98 and SFAS 160 had a similar impact on the Company’s balance sheets as of March 31, 2008 and December 31, 2007.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company beginning with the three months ended March 31, 2009. The adoption of SFAS 161 did not have a significant impact on the Company’s financial statements. See Footnote 7 for disclosures required by SFAS 161.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful lives of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 is effective for the Company on January 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. The Company’s restricted stock awards and restricted stock units are participating securities as defined by FSP EITF 03-06-1, and the Company calculated earnings per share for the three months ended March 31, 2008 and 2009 in accordance with the two-class method outlined in FSP EITF 03-06-01. The adoption of FSP EITF 03-06-1 did not have a material impact on the Company’s continuing earnings per share for either period. See Footnote 10 for the earnings per share calculations for both periods.

In November 2008, the FASB ratified EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 is effective for the Company on January 1, 2009. The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements; however, EITF 08-7 could have a material effect on the way the Company accounts for intangible assets acquired in future acquisitions.

Recently Issued Accounting Pronouncements: In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP SFAS 132(R)-1”). FSP SFAS 132(R)-1 amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106” (“SFAS 132(R)”), to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan using the guidance in SFAS 157. FSP SFAS 132(R)-1 also amends SFAS 157 to clarify that defined benefit pension or other postretirement plan assets are not subject to disclosure requirements under SFAS 157. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The adoption of FSP SFAS 132(R)-1 is not expected to have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information in interim reporting periods. FSP SFAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and will be adopted by the Company for the three months ended June 30, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s financial statements.

Noncontrolling Interests: The following table summarizes the changes in stockholders’ equity for the three months ended March 31, 2009 (in millions):

	Stockholders’ Equity Attributable to Parent	Stockholders’ Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity

Balance at December 31, 2008, as restated for adoption of SFAS 160 and EITF D-98	$1,586.0	$2.6	$1,588.6
Net income	33.7	—	33.7
Cash dividends	(29.4)	(1.8)	(31.2)
Purchase of noncontrolling interest in consolidated subsidiary	0.1	(0.1)	—
Other	26.4	—	26.4

Balance at March 31, 2009	$1,616.8	$0.7	$1,617.5

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs.

The following table displays the components of accumulated other comprehensive loss for the three months ended March 31, 2009 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	After-tax Derivative Hedging Gain /(Loss)	Accumulated Other Comprehensive Loss

Balance at December 31, 2008	$(242.2)	$(309.1)	$48.9	$(502.4)
Current period change	(6.1)	1.1	(5.9)	(10.9)

Balance at March 31, 2009	$(248.3)	$(308.0)	$43.0	$(513.3)

Comprehensive income amounted to the following for the three months ended March 31, (in millions):

	2009	2008

Net income controlling interests	$33.7	$56.9
Foreign currency translation loss	(6.1)	(10.3)
Unrecognized pension & other postretirement costs, net of tax expense of $0.7 and $0.8 in 2009 and 2008, respectively, and including translation effects	1.1	0.9
Derivative hedging (loss) gain, net of tax expense (benefit) of $11.3 and $(19.6) in 2009 and 2008, respectively	(5.9)	7.9

Comprehensive income (1)	$22.8	$55.4

(1)	Comprehensive income was primarily attributable to controlling interests. Comprehensive income attributable to noncontrolling interests was not material for disclosure purposes.

Footnote 2 — Acquisitions

Technical Concepts

On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.7 million, which includes transaction costs and the repayment of Technical Concepts’ outstanding debt obligations at closing. Technical Concepts provides touch-free and automated restroom hygiene systems in the away-from-home washroom category. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $41.4 million of the purchase price to identified tangible net assets and $93.5 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $317.8 million as goodwill. Technical Concepts’ results of operations are included in the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2009. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Aprica

On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $145.7 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $(31.7) million of the purchase price to identified tangible net liabilities and $57.0 million of the purchase price to identified intangible assets. The Company recorded the excess of purchase price over the aggregate fair values of $120.4 million as goodwill. Aprica’s results of operations are included in the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2009. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Footnote 3 — Restructuring Costs

The Company is implementing a multi-year, global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost (the “Plan”). The Plan also provides for divesting, downsizing or exiting certain low-margin, commodity like, mostly resin-intensive product categories. Project Acceleration is expected to be fully implemented in 2010 and is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million ($405 and $425 million after-tax), including $250 to $270 million of employee-related costs, $155 to $175 million in non-cash asset-related costs, and $50 to $70 million in other associated restructuring costs.

In total through March 31, 2009, the Company has recorded $351.4 million of costs related to the Plan, of which $144.6 million related to facility and other exit costs, $159.5 million related to employee severance, termination benefits and employee relocation costs, and $47.3 million related to exited contractual commitments and other restructuring costs.

The table below summarizes the restructuring costs (benefits) recognized for Project Acceleration restructuring activities for continuing operations for the three months ended March 31, (in millions):

	2009	2008

Facility and other exit costs	$4.6	$(3.8)
Employee severance, termination benefits and relocation costs	20.9	18.0
Exited contractual commitments and other (1)	5.0	2.8

	$30.5	$17.0

(1)

During 2008, the Company recorded $1.4 million of restructuring charges relating to its 2001 Restructuring Plan, which is not included in the table above but is included in total restructuring costs for the three months ended March 31, 2008.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the three months ended March 31, 2009 is as follows (in millions):

	12/31/08 Balance	Provision	Costs Incurred	3/31/09 Balance

Facility and other exit costs	$—	$4.6	$(4.6)	$—
Employee severance, termination benefits and relocation costs	30.7	20.9	(17.4)	34.2
Exited contractual commitments and other	20.3	5.0	(3.6)	21.7

	$51.0	$30.5	$(25.6)	$55.9

The following table depicts the changes in accrued restructuring reserves for the Plan for the three months ended March 31, 2009 aggregated by reportable business segment (in millions):

Segment	12/31/08 Balance	Provision	Costs Incurred	3/31/09 Balance

Home & Family	$6.1	$8.7	$(5.1)	$9.7
Tools, Hardware & Commercial Products	16.5	9.1	(8.0)	17.6
Office Products	17.5	5.5	(4.0)	19.0
Corporate	10.9	7.2	(8.5)	9.6

	$51.0	$30.5	$(25.6)	$55.9

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	For the three months ended March 31,		Since inception through
Segment	2009	2008	March 31, 2009

Home & Family	$8.7	$0.3	$115.8
Tools, Hardware & Commercial Products	9.1	0.4	71.4
Office Products	5.5	9.8	133.4
Corporate	7.2	6.5	30.8

	$30.5	$17.0	$351.4

Cash paid for all restructuring activities was $20.0 million and $17.9 million for the three months ended March 31, 2009 and 2008, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2009	December 31, 2008

Materials and supplies	$135.7	$143.3
Work in process	198.0	174.8
Finished products	593.8	594.0

	$927.5	$912.1

Footnote 5 — Long-Term Debt

The following is a summary of long-term debt (in millions):

	March 31, 2009	December 31, 2008

Medium-term notes	$1,856.9	$1,572.3
Term loan	400.0	400.0
Convertible notes	276.0	—
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Other long-term debt	13.7	14.0

Total debt	3,431.3	2,871.0
Current portion of long-term debt	(752.3)	(752.7)

Long-term debt	$2,679.0	$2,118.3

Interest rate swaps

As of March 31, 2009, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $750.0 million of the principal amount of the medium-term notes and result in the Company paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term note balance at March 31, 2009 and December 31, 2008 include mark-to-market adjustments of $54.1 million and $62.3 million, respectively, to record the fair value of the interest rate hedges of fixed rate debt, pursuant to SFAS 133, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

$300 million medium-term notes due April 2019

In late March 2009, the Company completed the offering and sale of $300 million aggregate principal amount of 10.60% senior unsecured notes with a maturity of April 2019 (the “Notes”). The Company’s estimated net proceeds from this offering were approximately $290 million and will be used to repay debt and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The interest rate payable on the Notes will be subject to adjustment if the debt rating assigned to the Notes is downgraded (or downgraded and subsequently upgraded). The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase. The Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 based on their April 2019 maturity date.

$345 million convertible notes

In late March 2009, the Company issued $345.0 million convertible senior notes (the “Convertible Notes”). The Convertible Notes bear interest semi-annually at a rate of 5.5% per year and will mature on March 15, 2014. The Convertible Notes are convertible at an initial conversion rate of 116.198 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $8.61 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion obligation is based on the sum of the “daily settlement amounts” for the 40 consecutive trading days that (i) begin on, and include, the second trading day after the day the Convertible Notes are surrendered for conversion if the relevant conversion date occurs prior to November 15, 2013, or (ii) begin on, and include, the 42nd scheduled trading day immediately preceding March 15, 2014, if the relevant conversion date occurs on or after November 15, 2013. The Convertible Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ending June 30, 2009 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (initially $11.19) in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of specified corporate events; and (4) at any time from, and including, November 15, 2013 through the second scheduled trading day immediately preceding March 15, 2014, the maturity date of the Convertible Notes. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, in cash, upon the occurrence of certain fundamental changes involving the Company. Net proceeds from this offering were used to complete the convertible note hedge transactions (see Footnote 6 of the Notes to Condensed Consolidated Financial Statements) and will be used to repay debt and for general corporate purposes.

The provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), are applicable to the Convertible Notes. FSP APB 14-1 requires the Company, as issuer of the Convertible Notes, to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes will be 10.8%, so the Company will recognize interest expense during the twelve months ended March 2010 on the Convertible Notes in an amount that approximates 10.8% of $276.0 million, the liability component of the Convertible Notes at the date of issuance. The interest expense recognized for the Convertible Notes in the twelve months ended March 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied. The Convertible Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 based on their March 2014 maturity date.

Floating rate note and receivables facility

In September 2006, in accordance with the terms of the Company’s 2001 receivables facility with a financial institution, the Company’s financing entity caused its $450.0 million outstanding preferred debt securities to be exchanged for a two year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. The Note must be repaid before the Company can have access to the financing entity’s receivables. In September 2008, the Company’s wholly owned and consolidated financing entity obtained an extension of the maturity of the Note from September 2008 to September 2009. The receivables and the Note are recorded in the Condensed Consolidated Balance Sheets of the Company at March 31, 2009 and December 31, 2008, and the Note is classified as current portion of long-term debt in the Company’s Condensed Consolidated Balance Sheets at March 31, 2009 based on its September 2009 maturity date.

Junior convertible subordinated debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of March 31, 2009, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of March 31, 2009, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Footnote 6 — Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at a strike price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. As of March 31, 2009, the estimated fair value of the call options was $63.4 million.

The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. The warrants expire over a period of seventy-five trading days beginning on June 13, 2014 and are European-style warrants (exercisable only upon expiration). For each warrant that is exercised, the Company will deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. The Company will not be required to deliver a number of the Company’s shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants, or 40.1 million shares of the Company’s common stock. As of March 31, 2009, the estimated fair value of the warrants was $29.9 million.

The Company has analyzed the convertible note hedge transactions and warrant transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds from the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in fair value of the agreements in its financial statements.

Footnote 7 — Derivatives

The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to debt obligations with maturity dates ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and foreign currency intercompany financing activities with maturity dates of three years or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Additionally, the Company purchases certain raw materials which are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company monitors its positions with, and the credit quality of, the financial institutions that are party to any of its financial transactions.

Derivative instruments are accounted for at fair value in accordance with SFAS 133. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivative and other instruments that are designated and qualify as hedges of long-term investments in foreign subsidiaries, the gain or loss on the instruments is recognized in AOCI. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for disclosure purposes for the three months ended March 31, 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheet as of March 31, 2009 (in millions):

	Asset Derivatives		Liability Derivatives

Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swaps	Other assets	$54.1	Other noncurrent liabilities	$—
Cross currency interest rate swaps	Prepaid expenses and other	—	Other accrued liabilities	5.4
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	7.2	Other accrued liabilities	0.3
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.6	Other accrued liabilities	95.6

	Total assets	$61.9	Total liabilities	$101.3

The outstanding derivatives that are not designated as hedges for accounting purposes were not material for disclosure purposes as of March 31, 2009.

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, 2009 were as follows (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income

Interest rate swaps	Interest expense, net	$(8.2)

Fixed-rate debt	Interest expense, net	$ 8.2

The Company did not record any ineffectiveness related to fair value hedges during the three months ended March 31, 2009.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Income and AOCI for the three months ended March 31, 2009 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income	Amount of gain (loss) recognized in AOCI

Foreign exchange contracts on inventory related purchases	Cost of products sold	$ 3.8	$ 4.7
Foreign exchange contracts on intercompany borrowings	Interest expense, net	1.0	21.2
Commodity contracts	Cost of products sold	(0.2)	—

		$ 4.6	$25.9

The Company did not record any ineffectiveness related to cash flow hedges during the three months ended March 31, 2009.

The Company estimates that during the next 12 months it will reclassify gains of approximately $8.1 million included in the pretax amount recorded in AOCI as of March 31, 2009 into earnings, as the anticipated cash flows occur.

Net Investment Hedges

The Company uses non-U.S. currency denominated intercompany borrowings as net investment hedges of the Company’s non-U.S. subsidiaries. Changes in the carrying value of these borrowings arising from currency exchange rate changes are recognized in AOCI in the Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. The Company also enters into cross-currency interest rate swaps associated with net investment hedges of non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in AOCI in the Condensed Consolidated Balance Sheets to offset the change in the carrying value of the net investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net in the Condensed Consolidated Statements of Income.

The following table summarizes the pretax effects of instruments outstanding as of March 31, 2009 designated as or associated with net investment hedges (in millions):

Derivative and non-derivative instruments designated as and associated with net investment hedges	Amount of gain (loss) recognized in AOCI	Amount of gain (loss) reclassified from AOCI into income

Cross currency interest rate swaps	$7.8	$—
Long-term intercompany borrowings	(0.8)	—

	$7.0	$—

The Company did not record any ineffectiveness related to derivative and non-derivative instruments designated as and associated with net investment hedges during the three months ended March 31, 2009.

Footnote 8 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International

	2009	2008	2009	2008

Service cost-benefits earned during the period	$1.5	$1.1	$1.2	$1.6
Interest cost on projected benefit obligation	13.4	13.0	5.7	7.7
Expected return on plan assets	(13.7)	(14.4)	(5.0)	(7.6)
Amortization of:
Prior service cost	0.3	0.3	—	1.0
Actuarial loss	2.3	1.8	—	—

Net periodic pension cost	$3.8	$1.8	$1.9	$2.7

The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2009	2008

Service cost-benefits earned during the period	$0.5	$0.4
Interest cost on projected benefit obligation	2.4	2.4
Amortization of prior service benefit	(0.6)	(0.6)

Net other postretirement benefit costs	$2.3	$2.2

The Company made a cash contribution to the Company-sponsored profit sharing plan of $19.0 million and $19.4 million during the three months ended March 31, 2009 and 2008, respectively.

Footnote 9 — Income Taxes

As of March 31, 2009, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2008.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including the application of FASB Interpretation No. 18 “Accounting for Income Taxes in Interim Periods—an interpretation of APB Opinion No. 28” to losses generated in countries where the Company is projecting annual losses for which a deferred tax asset is not anticipated to be recognized. The Company’s effective tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and other items.

Footnote 10 — Earnings per Share

On January 1, 2009, the Company retrospectively adopted FSP EITF 03-06-1, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. The retrospective adoption of FSP EITF 03-06-1 resulted in a reduction of basic earnings per share from $0.21 to $0.20 for the three months ended March 31, 2008. Net income attributable to participating securities, which consisted of the Company’s outstanding restricted stock awards and restricted stock units, was $0.3 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively.

The impact of FSP EITF 03-06-1 is included in the below calculation and reconciliation of basic and diluted earnings per share for the three months ended March 31, (in millions, except per share data):

	2009	2008

Numerator for basic earnings per share:
Net income controlling interests	$33.7	$56.9
Loss from discontinued operations	—	0.5
Dividends and equivalents for share-based awards expected to be forfeited	0.1	—

Income from continuing operations for basic earnings per share	33.8	57.4
Loss from discontinued operations	—	(0.5)

Net income controlling interests for basic earnings per share	$33.8	$56.9

Numerator for diluted earnings per share:
Income from continuing operations for basic earnings per share	$33.8	$57.4
Effect of Preferred Securities (1)	—	—

Income from continuing operations for diluted earnings per share	33.8	57.4
Loss from discontinued operations	—	(0.5)

Net income controlling interests for diluted earnings per share	$33.8	$56.9

Denominator:
Weighted-average shares outstanding	277.4	276.9
Share-based payment awards classified as participating securities	3.3	2.8

Denominator for basic earnings per share	280.7	279.7
Dilutive securities (2)	—	0.1
Convertible Notes (3)	—	—
Preferred Securities (1)	—	—

Denominator for diluted earnings per share	280.7	279.8

Basic earnings per share:
Income from continuing operations	$0.12	$0.21
Loss from discontinued operations	—	—
Net income controlling interests	$0.12	$0.20

Diluted earnings per share:
Income from continuing operations	$0.12	$0.21
Loss from discontinued operations	—	—
Net income controlling interests	$0.12	$0.20

(1)

The Preferred Securities are anti-dilutive for each of the three months ended March 31, 2009 and 2008, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income would be increased by $3.6 million and weighted-average shares outstanding would be increased by 8.3 million shares for each of the three months ended March 31, 2009 and 2008.

(2)

Dilutive securities include “in the money” options and performance share awards. The weighted-average shares outstanding exclude the effect of approximately 17.2 million and 16.8 million stock options for the three months ended March 31, 2009 and 2008, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes issued in March 2009 would be dilutive to the extent the average price during the period the Convertible Notes were outstanding was greater than $8.61, and the Convertible Notes would only be dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The average price of the Company’s stock during the period the Convertible Notes were outstanding was less than $8.61 and, as a result, the Convertible Notes are not dilutive for the three months ended March 31, 2009.

Footnote 11 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $8.8 million and $7.5 million of pre-tax stock-based compensation during the three months ended March 31, 2009 and 2008, respectively.

The Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2009 (shares in millions):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2008	16.4	$26	6.6	$—
Granted	3.0	7
Forfeited / expired	(0.9)	27

Outstanding at March 31, 2009	18.5	23	8.2	—

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2009 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2008	3.2	$ 24
Granted	2.4	8
Vested	(0.8)	24
Forfeited	(0.2)	24

Outstanding at March 31, 2009	4.6	16

During the three months ended March 31, 2009, the Company awarded approximately 1.2 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved by the Company. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the date of vest depending on the level of achievement of the specified conditions. The performance-based restricted stock units are included in the preceding table as if the participants earned shares equal to 100% of the units granted.

Footnote 12 — Fair Value

In the three months ended March 31, 2009, the Company adopted SFAS 157 for its nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis in accordance with FSP 157-2. The Company previously adopted SFAS 157 for financial assets and liabilities in the three months ended March 31, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 utilizes a fair value hierarchy that prioritizes valuation techniques used to measure fair value into three broad levels as described by the following:

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

Level 2 fair value determinations are derived from directly or indirectly observable (market-based) information. Such inputs are the basis for the fair values of the Company’s money market investments and derivative instruments. The money market fund investments held by the Company and included in cash and cash equivalents are not publicly traded, but the fair value is determined based on the values of the underlying investments in the money market fund (Level 2). The Company generally uses derivatives for hedging purposes pursuant to SFAS 133, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the SFAS 157 fair value hierarchy.

The following tables present the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 (in millions):

Description	Fair Value at 3/31/09	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments	$ 42.4	$ —	$ 42.4	$—
Mutual fund investments	11.4	11.4	—	—
Interest rate swaps	54.1	—	54.1	—
Foreign currency derivatives	7.8	—	7.8	—

Total	$115.7	$11.4	$104.3	$—

Liabilities
Foreign currency derivatives	101.3	—	101.3	—

Total	$101.3	$ —	$101.3	$—

Description	Fair Value at 12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments	$ 42.1	$ —	$ 42.1	$—
Mutual fund investments	11.7	11.7	—	—
Interest rate swaps	62.3	—	62.3	—
Foreign currency derivatives	6.9	—	6.9	—

Total	$123.0	$11.7	$111.3	$—

Liabilities
Foreign currency derivatives	130.1	—	130.1	—

Total	$130.1	$ —	$130.1	$—

The Company’s nonfinancial assets for which the provisions of SFAS 157 are now effective include property, plant and equipment, goodwill and other intangible assets. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material in the three months ended March 31, 2009.

Footnote 13 — Segment Information

In the three months ended March 31, 2009, the business units within the previously reported Cleaning, Organization & Décor segment were reorganized into the Tools & Hardware and Home & Family segments. The Rubbermaid Commercial Products business unit was transferred to the newly named Tools, Hardware & Commercial Products segment, and the Rubbermaid Food & Home Products and Décor business units were transferred to the Home & Family segment. The reorganization allows the Company to realize structural selling, general and administrative (“SG&A”) efficiencies. The Company’s reportable segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels.

The reportable segments are as follows:

Segment	Description of Products

Home & Family	Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware and cutlery; hair care accessories; cabinet hardware; drapery hardware and window treatments; and indoor/outdoor organization, food storage, home storage products and material handling solutions

Tools, Hardware, & Commercial Products	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, manual paint applicators; window hardware; cleaning and refuse products; and restroom hygiene systems

Office Products	Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, card-scanning solutions, and on-line postage; and art and office organization products

The Company’s segment results are as follows (in millions):

	Three Months Ended March 31,
	2009	2008 (5)

Net Sales (1)
Home & Family	$557.7	$608.2
Tools, Hardware & Commercial Products	328.0	407.2
Office Products	318.2	418.3

	$1,203.9	$1,433.7

Operating Income (Loss) (2)
Home & Family	$60.3	$53.4
Tools, Hardware & Commercial Products	38.0	61.0
Office Products	31.1	33.9
Corporate	(18.1)	(18.8)
Restructuring Costs	(30.5)	(18.4)

	$80.8	$111.1

	March 31, 2009	December 31, 2008 (5)

Identifiable Assets
Home & Family	$986.0	$987.3
Tools, Hardware & Commercial Products	942.8	969.4
Office Products	1,104.0	1,184.6
Corporate (3)	4,104.6	3,651.2

	$7,137.4	$6,792.5

Geographic Area Information

	Three Months Ended March 31,
	2009	2008

Net Sales
United States	$861.3	$998.4
Canada	61.5	89.1

North America	922.8	1,087.5
Europe	158.4	227.6
Central and South America	53.7	61.2
All other	69.0	57.4

	$1,203.9	$1,433.7

Operating Income (Loss) (2), (4)
United States	$72.0	$91.3
Canada	7.8	17.9

North America	79.8	109.2
Europe	(7.3)	(11.8)
Central and South America	6.9	3.3
All other	1.4	10.4

	$80.8	$111.1

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% and 12% of consolidated net sales in the three months ended March 31, 2009 and 2008, respectively.

(2)

Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses. Operating income (loss) by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	The following table summarizes the restructuring costs (benefits) by region included in operating income (loss) above:

	Three Months Ended March 31,
	2009	2008

Restructuring Costs:
United States	$14.9	$3.3
Canada	4.4	—

North America	19.3	3.3
Europe	5.6	16.3
Central and South America	2.3	(1.2)
All other	3.3	—

	$30.5	$18.4

(5)	The 2008 financial information has been adjusted to reflect the segment structure as of March 31, 2009.

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

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. An unfavorable outcome in this litigation, which management does not believe is probable, could materially adversely affect the Endicia business.

Footnote 15 — Subsequent Events

On April 2, 2009, the Company announced cash tender offers to purchase certain of its outstanding notes maturing in 2009 and 2010. Through one of the offers completed on April 17, 2009, the Company repurchased $180.1 million of the $250.0 million aggregate principal amount of 4.625% notes due December 2009. In the other offer, completed on May 1, 2009, the Company repurchased $144.9 million of the $250.0 million aggregate principal amount of 4.000% notes due May 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. The discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and Notes thereto.

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. With 2008 annual sales of approximately $6.5 billion, the Company’s products are marketed under a strong portfolio of brands, including Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Rubbermaid®, Technical ConceptsTM, Irwin®, Lenox®, Sharpie®, Paper Mate®, Dymo®, Waterman® and Parker®. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Tools, Hardware & Commercial Products; and Office Products.

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

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. During the quarter ended March 31, 2009, the Company’s results were impacted by continued weakness in consumer confidence and consumer spending, which has resulted from the deterioration in worldwide economic conditions. The Company’s results for the three months ended March 31, 2009 were impacted by the following factors:

•

Lower consumer confidence and corresponding lower demand resulted in reduced consumer foot traffic and retail destocking of inventory, negatively impacting sales and contributing to an overall year-over-year core sales decline of approximately 10%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits.

•	Weakness in economic conditions internationally, which resulted in a year-over-year core sales decline of approximately 14% in the Company’s international businesses excluding the impact of currency.

•

Weaker economic conditions and lower demand in the commercial and industrial channels, which contributed to a year-over-year core sales decline of approximately 20% in the Company’s Tools, Hardware, and Commercial Products segment.

•

Continued volatility in the credit markets, which has contributed to the decline in consumer demand and has resulted in reductions in available capital and financing for businesses and increases in costs associated with capital and financing, when available.

In response to these conditions, the Company took the following actions:

•

Continued to optimize the cost structure of the business by reducing and streamlining structural selling, general and administrative (“SG&A”) costs, including consolidating the segment structure from four to three. The actions implemented in the first quarter of 2009 included selected contingency plans that were developed at the beginning of 2009 in the event the Company’s business units experienced lower than expected sales. These plans were implemented selectively to eliminate or delay costs where possible.

•

Managed and optimized working capital to minimize the working capital investment generally required in the first quarter due to the seasonality of the business, with a particular focus on reducing the inventory build-up that occurs in the first quarter. During the first quarter of 2009, the Company focused on optimizing its production capacity and sourcing of finished goods to correspond to the expected decreases in consumer demand. In the first quarter of 2009, the Company’s inventory build-up only required investments of $30 million, compared to approximately $130 million invested in the first quarter of 2008.

•

Accessed the public debt markets to improve its liquidity and reduce its short-term financing needs. The Company completed two debt offerings in the first quarter of 2009 raising approximately $590 million after transaction costs and net costs associated with the convertible note hedge and warrant transactions. The Company also plans to arrange a replacement 364-day receivables financing facility in an initially proposed maximum amount of up to $250 million, coincident with the expiration of the Company’s existing $450 million receivables facility in September 2009. In April and May 2009, the Company completed the repurchase of $180.1 million aggregate principal amount of medium-term notes due December 2009 and $144.9 million of medium-term notes due May 2010.

•

Outlined and began implementing an initiative with a focus on continuing to reduce structural overhead costs by simplifying work, improving cash flow, and optimizing opportunities to invest in strategic brand building and gain market share despite economic conditions. During the first quarter of 2009, the Company’s selective investments in strategic brand-building and consumer demand creation were evident in market share gains realized by the Dymo® and Sharpie® brands and the Rubbermaid Food & Home business in certain geographic regions, expansion of the Culinary Lifestyles product line to include a line of non-stick, dishwasher safe gourmet cookware, and the expansion of the Rubbermaid Food & Home food storage product line to include Lock-ItsTM storage containers with locking lid tabs.

•

Continued implementing its strategy to exit low-margin product categories where demand is not responsive to innovation and input costs are subject to volatile commodities markets. The Company expects to have substantially completed the exit of these product categories by the end of 2009.

•

Reduced the dividend payable on its common stock from $0.84 per year to $0.20 per year. The new dividend policy better positions the Company to protect its investment grade credit rating and allows the Company to retain approximately $180 million of cash flows annually for the repayment of debt.

Ongoing Initiatives

Project Acceleration

Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and increasing the use of strategic sourcing partners. In the first quarter of 2009, the Company began implementing two restructuring programs as part of Project Acceleration to reduce its manufacturing footprint, including one program in its Home & Family segment in North America and one program in its Tools, Hardware & Commercial Products segment in the Asia Pacific region. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 40%, including the closure of 17 manufacturing facilities associated with Project Acceleration programs and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses.

The Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In the first quarter of 2009, the Company began consolidating its southeast U.S. distribution operations into a southeast U.S. distribution center, which includes the closures of multiple distribution facilities throughout that region of the U.S. The Company also continues to focus on rationalizing its use of multiple third party distribution and logistics service providers, consolidating such operations into Company-owned facilities where possible.

In an effort to align the business with the global business unit structure and achieve best total cost, the Company continues to evaluate and optimize its overall organizational structure and consolidate activities. In this regard, the Company has reduced its worldwide headcount by 10%, or 2,200 employees, over the last twelve months, including a 1,100 employee reduction during the first quarter of 2009 from 20,400 employees at December 31, 2008 to 19,300 employees at March 31, 2009.

The Company expects to incur restructuring costs between $100 and $150 million ($80 and $120 million after-tax) in 2009. The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs expected to be incurred over the life of the initiative are expected to be between $475 and $500 million. As of March 31, 2009, the remaining costs expected to be incurred to complete Project Acceleration are between $125 and $150 million. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are between $175 and $200 million once completed, with more than $100 million in annualized savings realized to date.

One Newell Rubbermaid

The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage non-market facing functional capabilities to reduce costs. The Company has also begun migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, certain North American operations of its Home & Family and Office Products segments have successfully gone live with their SAP implementation efforts.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three months ended March 31, (in millions, except percentages):

	2009		2008

Net sales	$1,203.9	100.0%	$1,433.7	100.0%
Cost of products sold	781.1	64.9	943.2	65.8

Gross margin	422.8	35.1	490.5	34.2
Selling, general and administrative expenses	311.5	25.9	361.0	25.2
Restructuring costs	30.5	2.5	18.4	1.3

Operating income	80.8	6.7	111.1	7.7
Nonoperating expenses:
Interest expense, net	30.6	2.5	25.8	1.7
Other expense (income), net	0.7	0.1	(0.2)	—

Net nonoperating expenses	31.3	2.6	25.6	1.7

Income from continuing operations before income taxes	49.5	4.1	85.5	6.0
Income taxes	15.8	1.3	27.7	2.0

Income from continuing operations	33.7	2.8	57.8	4.0
Loss from discontinued operations, net of tax	—	—	(0.5)	—

Net income	33.7	2.8	57.3	4.0
Net income noncontrolling interests	—	—	0.4	—

Net income controlling interests	$33.7	2.8%	$56.9	4.0%

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Consolidated Operating Results:

Net sales for the three months ended March 31, 2009 were $1,203.9 million, representing a decrease of $229.8 million, or 16.0%, from $1,433.7 million for the three months ended March 31, 2008. Core sales declined 10.3% compared to the prior year resulting from lower consumer foot traffic and corresponding lower product demand as well as inventory destocking at the retail level. Planned product line exits and foreign currency contributed an additional 4.5% and 4.8% to the year-over-year sales decline, respectively. The Technical Concepts and Aprica acquisitions increased sales by $52.0 million, or 3.6%, over the prior year. Excluding acquisitions and foreign currency, sales of the Company’s domestic and international businesses declined approximately 15% and 14%, respectively, versus the prior year.

Gross margin, as a percentage of net sales, for the three months ended March 31, 2009 was 35.1%, or $422.8 million, versus 34.2%, or $490.5 million, for the three months ended March 31, 2008. The primary driver of the 90 basis point gross margin improvement was product line exits, which contributed a 150 basis point year-over-year improvement. The improvement from the product line exits was offset by the negative impact resulting from lower production volumes in the Company’s manufacturing facilities caused by the sales decline and the Company’s management of inventory levels in response to lower demand.

SG&A expenses for the three months ended March 31, 2009 were 25.9% of net sales, or $311.5 million, versus 25.2% of net sales, or $361.0 million, for the three months ended March 31, 2008. The $49.5 million decrease was primarily driven by the Company’s management of structural and strategic SG&A spending resulting from the implementation of selected contingency plans to mitigate the negative impact of the decline in sales. The beneficial impact of foreign currency translation offset incremental SG&A costs related to the Technical Concepts and Aprica acquisitions of $21.2 million during the quarter.

The Company recorded restructuring costs of $30.5 million and $18.4 million for the three months ended March 31, 2009 and 2008, respectively. The 2009 restructuring costs included $4.6 million of facility and other exit costs, $20.9 million of employee severance, termination benefits and employee relocation costs, and $5.0 million of exited contractual commitments and other restructuring costs. The first quarter 2008 restructuring costs included $(3.8) million of facility and other exit costs, $18.0 million of employee severance, termination benefits and employee relocation costs and $4.2 million of exited contractual commitments and other restructuring costs, of which $1.4 million relates to the Company’s 2001 Plan. The year-over-year increase in restructuring costs was largely attributable to restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended March 31, 2009 was $80.8 million, or 6.7% of net sales, versus $111.1 million, or 7.7% of net sales, for the three months ended March 31, 2008. The $30.3 million decline in operating income is primarily attributable to lower sales, the adverse impact of lower production volumes on gross margin, and an increase in restructuring costs, partially offset by savings realized from reducing SG&A spending during the first quarter of 2009.

Net nonoperating expenses for the three months ended March 31, 2009 were $31.3 million versus $25.6 million for the three months ended March 31, 2008. The increase in net nonoperating expenses is attributable to increased interest expense during 2009 as a result of additional borrowings used to fund the Technical Concepts and Aprica acquisitions completed in the second quarter of 2008.

The Company recognized income tax expense of $15.8 million for the three months ended March 31, 2009, compared to $27.7 million for the three months ended March 31, 2008. The decrease in tax expense was primarily a result of a decrease in income from continuing operations before income taxes, as well as the effect of higher tax rates applied to the discrete period expenses in 2009, including restructuring charges. Based on the accounting required for the income tax impacts associated with stock-based compensation, the Company’s effective tax rate in future periods may be adversely impacted as a result of cancellations and exercises of employee stock options and vestings of restricted stock awards and restricted stock units. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$557.7	$608.2	(8.3)%
Tools, Hardware & Commercial Products	328.0	407.2	(19.4)
Office Products	318.2	418.3	(23.9)

Total Net Sales	$1,203.9	$1,433.7	(16.0)%

Operating income (loss) by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$60.3	$53.4	12.9%
Tools, Hardware & Commercial Products	38.0	61.0	(37.7)
Office Products	31.1	33.9	(8.3)
Corporate	(18.1)	(18.8)	3.7
Restructuring costs	(30.5)	(18.4)

Total Operating Income	$80.8	$111.1	(27.3)%

Home & Family

Net sales for the three months ended March 31, 2009 were $557.7 million, a decrease of $50.5 million, or 8.3%, from $608.2 million for the three months ended March 31, 2008. Core sales declined 3.4%, which was primarily attributable to declines in the Baby & Parenting Essentials business, as the Company worked with retailers to bring their existing inventories into compliance with child safety protection laws enacted during the second half of 2008, and the Décor business, which has been impacted by the slowdown in residential construction. Net sales declined an additional 6.0% due to decreased sales in certain Rubbermaid Food & Home Products categories that the Company plans to exit before the end of 2009 and 3.1% due to unfavorable foreign currency impacts. The Aprica acquisition increased sales $25.8 million, or 4.2%, versus the prior year.

Operating income for the three months ended March 31, 2009 was $60.3 million, or 10.8% of sales, an increase of $6.9 million, or 12.9%, from $53.4 million, or 8.8% of sales, for the three months ended March 31, 2008. Management of SG&A spending, which contributed approximately $14.0 million to the year-over-year improvement in operating income, was the primary driver of the increase. The remainder of the change in operating income was driven by favorable input costs offset by the impact of lower production volumes and unfavorable product mix.

Tools, Hardware & Commercial Products

Net sales for the three months ended March 31, 2009 were $328.0 million, a decrease of $79.2 million, or 19.4%, from $407.2 million for the three months ended March 31, 2008. Core sales declines accounted for approximately 20% of the overall deterioration in year-over-year sales as the impact of retailer inventory management, continued softness in the U.S. residential construction market, and increased weakness in industrial and commercial channels negatively impacted sales volumes. Unfavorable foreign currency caused an additional 4.6% decline, and the Technical Concepts acquisition increased sales $26.2 million, or 6.4%, versus the prior year.

Operating income for the three months ended March 31, 2009 was $38.0 million, or 11.6% of sales, a decrease of $23.0 million, or 37.7%, from $61.0 million, or 15.0% of sales, for the three months ended March 31, 2008. Core sales declines and lower production volumes resulted in an approximate $34 million decline in operating income, which was partially offset by reduced SG&A costs resulting from management of SG&A spending.

Office Products

Net sales for the three months ended March 31, 2009 were $318.2 million, a decrease of $100.1 million, or 23.9%, from $418.3 million for the three months ended March 31, 2008. Core sales declined 9.6%, which was primarily attributable to weak consumer demand and inventory destocking at the retail level, both domestically and internationally. Reduced sales relating to product line exits and unfavorable foreign currency contributed an additional 6.9% and 7.4%, respectively, to the year-over-year decline. In local currency, the North American business declined 21% to last year, while the international business declined 12%.

Operating income for the three months ended March 31, 2009 was $31.1 million, or 9.8% of sales, a decrease of $2.8 million, or 8.3%, from $33.9 million, or 8.1% of sales, for the three months ended March 31, 2008. The impact of core sales declines and reduced production volumes in response to weaker consumer demand were substantially offset by the impact of reduced SG&A spending, which contributed year-over-year operating income improvements of approximately $29 million in constant currency.

Liquidity and Capital Resources

Cash and cash equivalents increased as follows for the three months ended March 31, (in millions):

	2009	2008

Cash used in operating activities	$(11.2)	$(123.2)
Cash used in investing activities	(33.5)	(68.4)
Cash provided by financing activities	527.6	607.9
Currency effect on cash and cash equivalents	(2.4)	6.6

Increase in cash and cash equivalents	$480.5	$422.9

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt, and use of available borrowing facilities.

Cash used by operating activities for the three months ended March 31, 2009 was $11.2 million compared to $123.2 million for the three months ended March 31, 2008. This improvement is primarily attributable to working capital improvements driven by a reduction in the inventory build-up in 2009 compared to 2008 and the timing of cash payments for taxes and accrued liabilities during the 2008 quarter.

In the three months ended March 31, 2009, the Company received proceeds of $758.0 million from the issuance of debt compared to $747.3 million in the three months ended March 31, 2008. In March 2009, the Company completed the offering and sale of $300.0 million unsecured and unsubordinated notes and $345.0 million convertible senior notes. Proceeds from these note issuances were used to complete the convertible note hedge transactions and will be used to repay debt maturing in 2009 and 2010 and for general corporate purposes. Also related to the issuance of the convertible senior notes, the Company entered into warrant transactions in which the Company sold warrants to third parties for approximately $32.7 million. See Footnotes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for additional information on these transactions. In the first quarter of 2009, the Company also borrowed $125.0 million under its syndicated revolving credit facility (the “Revolver”) and repaid the amount during the first quarter of 2009. In March 2008, the Company completed the issuance of $500.0 million of senior notes due 2013 and $250.0 million of senior notes due 2018.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made payments on notes payable, long-term debt, and the Revolver of $132.5 million and $79.6 million during the three months ended March 31, 2009 and 2008, respectively. The $132.5 million of repayments in the three months ended March 31, 2009 primarily relates to repayments of borrowings under the Revolver. Also, as part of the convertible note hedge transaction entered into in March 2009, the Company purchased call options from third parties for $69.0 million. See Footnotes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for additional information on the call option transaction.

Aggregate dividends paid were $29.4 million and $58.8 million for the three months ended March 31, 2009 and 2008, respectively.

Capital expenditures were $32.4 million and $40.0 million for the three months ended March 31, 2009 and 2008, respectively. The largest single capital project in both 2009 and 2008 was the implementation of SAP.

The Company purchased the remaining noncontrolling interests in a consolidated subsidiary for $28.2 million during the three months ended March 31, 2009.

Cash used for restructuring activities was $20.0 million and $17.9 million for the three months ended March 31, 2009 and 2008, respectively, and is included in the cash flows from operating activities. These payments relate primarily to employee termination benefits.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at March 31, 2009 were $755.9 million, and the Company had $690.0 million of borrowing capacity under its Revolver.

•

Working capital at March 31, 2009 was $807.9 million compared to $159.7 million at December 31, 2008, and the current ratio at March 31, 2009 was 1.40:1 compared to 1.07:1 at December 31, 2008. The increase in working capital and the current ratio is primarily due to available cash resulting from the Company’s financing activities during the first quarter of 2009. See Footnotes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for further information.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. For this purpose, the Company defines total debt to total capital capitalization as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was .62:1 at both March 31, 2009 and December 31, 2008.

Over the long-term, the Company plans to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay certain debt maturities. In addition, during the first quarter of 2009, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share to enhance its liquidity and to maintain its investment grade credit rating.

Borrowing Arrangements

During the three months ended March 31, 2009, the Company enhanced its liquidity and financial position by completing the issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible senior notes. Proceeds from these offerings were used to complete the convertible note hedge transactions and will be used to repay debt maturing in 2009 and 2010 and for general corporate purposes.

The Company’s Revolver expires in November 2012. As of March 31, 2009, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million of borrowing capacity. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with turmoil in the credit markets, may preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. The Company’s debt covenants limit the Company’s debt to total capitalization, and after considering the completion of the tender offers discussed below, $670.0 million is available for general corporate purposes, including the repayment of debt, and the remaining borrowing capacity under the Revolver, approximately $20.0 million, is available exclusively for the repayment of debt. As of March 31, 2009, there was no commercial paper, borrowings or standby letters of credit outstanding under the Revolver.

The indentures governing the Company’s medium-term and convertible notes contain usual and customary non-financial covenants. The Company’s borrowing arrangements other than the medium-term and convertible notes contain usual and customary non-financial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As of March 31, 2009, the Company had complied with all covenants under the indentures and its other borrowing arrangements. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and may result in the acceleration of the repayment of certain indebtedness.

Debt

The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and has historically involved increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through short-term financing arrangements, such as borrowings under the Revolver or commercial paper supported by the Revolver.

Total debt increased $560.3 million to $3.4 billion as of March 31, 2009 from $2.9 billion as of December 31, 2008. The increase resulted primarily from the March 2009 issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible senior notes, which have a carrying value of $276.0 million at the date of issuance. As of March 31, 2009, the Company had $760.4 million of short-term debt, including a floating rate note of $448.0 million related to its 2001 receivables facility that matures in September 2009, a $50.0 million principal payment on the term loan due in September 2009, and $250.0 million of medium-term notes that mature in December 2009.

In April and May 2009, the Company completed cash tender offers to repurchase $180.1 million of the $250.0 million aggregate outstanding principal amount of notes due December 2009 and $144.9 million of the $250.0 million aggregate outstanding principal amount of notes due May 2010. The Company also intends to arrange a replacement 364-day receivables financing facility in an initially proposed maximum amount of up to $250 million, coincident with the September 2009 maturity of the $448.0 million floating rate note outstanding under the Company’s existing receivables facility.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. Due to the funded status of the Company’s U.S. pension plan, the Company currently expects to make contributions to its primary U.S. defined benefit pension plan of approximately $50 to $75 million in 2009, which is in addition to the $25 million of contributions expected to be made to the Company’s other pension plans in 2009. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

Dividends

During the first quarter of 2009, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share to improve liquidity and maintain its current investment grade credit rating. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. In February 2009, Moody’s Investors Service downgraded the Company’s long-term debt rating from Baa2 to Baa3 and its short-term debt rating from P-2 to P-3, and Standard & Poor’s downgraded the Company’s long-term rating from BBB+ to BBB- and its short-term debt rating from A-2 to A-3. Both Moody’s and Standard & Poor’s changed their outlooks to Negative. The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Changes in the Company’s operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

Outlook

For the year ending December 31, 2009, the Company continues to expect to generate cash flows from operations in excess of $400 million after restructuring cash payments of approximately $100 million. The Company plans to fund capital expenditures of approximately $150 million, which include expenditures associated with the implementation of SAP.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, and availability under the Revolver will be adequate to support the cash needs of existing businesses.

Critical Accounting Policies

Goodwill and Other Indefinite-Lived Intangible Assets

The Company conducts its annual test of impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is below its carrying amount. The Company determined no such events or circumstances arose in the first quarter of 2009 and, therefore, the Company did not evaluate its goodwill and indefinite-lived intangible assets for impairment in the first quarter of 2009. The macroeconomic factors, specifically the decline in consumer demand and consumer confidence, did not deteriorate meaningfully during the first quarter of 2009. As such, the Company’s reporting units’ projected sales and operating income did not decline significantly relative to previous estimates in the first quarter of 2009. These macroeconomic factors were identified as goodwill impairment indicators in the fourth quarter of 2008 because they contributed to declines in projected 2009 sales and actual fourth quarter 2008 sales and operating income being significantly below previous estimates.

The Company has periodically recorded impairment charges in the past associated with its goodwill impairment tests. Estimates made by management in completing impairment testing can impact whether or not an impairment charge is necessary and the magnitude of the impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company’s reporting units that are stable businesses and have a long history and track record of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess their fair value. The material assumptions used to value a reporting unit using the multiple of earnings approach are the reporting units’ estimated financial performance for the remainder of the year and the applicable EBITDA multiple.

The Company relies on a discounted cash flow approach in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not fully realized the benefits of scale and operating efficiencies. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and product costs, currency fluctuations, and operating efficiencies to be realized.

The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders’ equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in additional impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record additional impairment charges in the future.

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail economies in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it, particularly given the recent turmoil and uncertainty in the global credit markets; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

As of March 31, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The information presented below updates and supplements the risk factors set forth in the Company’s 2008 Form 10-K:

Conversion of the Company’s convertible senior notes due 2014 may dilute the ownership interests of stockholders at the time of conversion and the Company’s stock price may be impacted by note hedge and warrant transactions it entered into in connection with the issuance of the convertible senior notes.

Upon conversion of some or all of the Company’s convertible senior notes due 2014, the ownership interests of stockholders may be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of the Company’s common stock. In addition, the Company entered into note hedge transactions with various financial institutions, at the time of issuance of the convertible senior notes, with the objective of reducing the potential dilutive effect of issuing common stock upon conversion of the notes. The Company also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect to the extent that the market value per share of common stock exceeds the strike price of the warrants.

In connection with establishing an initial hedge for the note hedge and warrant transactions, these financial institutions or their affiliates entered into various derivative transactions with respect to the Company’s common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible senior notes by entering into or unwinding various derivative transactions with respect to the Company’s common stock and/or purchasing and selling shares of the Company’s common stock. Any of these transactions and activities could adversely affect the value of the Company’s common stock. For additional information on the convertible senior notes and related note hedge and warrant transactions, please refer to Notes 5 and 6 to Condensed Consolidated Financial Statements.

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

Inflation in Venezuela has continued to increase over the past few years, and it is possible that Venezuela will be designated as a highly inflationary economy during 2009. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official exchange rate, earnings could be negatively impacted. In addition, Venezuelan government approval for currency conversion into U.S. dollars has recently been delayed, resulting in higher cash balances within the Company’s Venezuelan subsidiary, which totaled $35.8 million as of March 31, 2009. If the Company was forced to convert its Venezuelan subsidiary’s cash balances into U.S. dollars using unofficial, parallel currency-exchange mechanisms as of March 31, 2009, it could result in currency exchange losses that may be material to the Company’s results of operations and cash flows in the period such conversion occurs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/09-1/31/09	—	$—	—	—
2/1/09-2/28/09	273,386	8.38	—	—
3/1/09-3/31/09	775	5.11	—	—

Total	274,161	$8.37	—	—

(1)

None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

4.1

Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A. (formerly known as The Chase Manhattan Bank (National Association)) as trustee (including the form of Notes for the Company’s 5.50% convertible senior notes due 2014) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.2

Form of 10.60% Note due 2019 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A. (formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 26, 2009).

10.1

Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 24, 2009).

10.2

Warrant transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 24, 2009).

10.3

Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 24, 2009).

10.4

Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 24, 2009).

10.5

Warrant transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 24, 2009).

10.6

Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 24, 2009).

10.7

Separation Agreement and General Release dated as of February 12, 2009 by and between the Company and James J. Roberts (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated December 17, 2008).

10.8	Newell Rubbermaid Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2009).
10.9	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2009).
10.10	Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 11, 2009.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: May 11, 2009	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer