Form 10-Q
period 2009-06-30
NEWELL RUBBERMAID INC
filed 2009-08-10
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2009

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

Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2009: 277.7 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$1,504.3	$1,825.1	$2,708.2	$3,258.8
Cost of products sold	946.0	1,201.9	1,727.1	2,145.1

GROSS MARGIN	558.3	623.2	981.1	1,113.7
Selling, general and administrative expenses	329.3	392.9	640.8	753.9
Restructuring costs	29.5	69.4	60.0	87.8

OPERATING INCOME	199.5	160.9	280.3	272.0
Nonoperating expenses:
Interest expense, net	40.3	38.7	70.9	64.5
Other expense, net	1.2	0.4	1.9	0.2

Net nonoperating expenses	41.5	39.1	72.8	64.7

INCOME BEFORE INCOME TAXES	158.0	121.8	207.5	207.3
Income taxes	52.3	28.9	68.1	56.6

INCOME FROM CONTINUING OPERATIONS	105.7	92.9	139.4	150.7
Loss from discontinued operations, net of tax (1)	—	—	—	(0.5)

NET INCOME	105.7	92.9	139.4	150.2
NET INCOME NONCONTROLLING INTERESTS	—	0.4	—	0.8

NET INCOME CONTROLLING INTERESTS	$105.7	$92.5	$139.4	$149.4

Weighted average shares outstanding:
Basic	280.8	280.0	280.7	279.8
Diluted	286.8	280.0	283.7	279.8
Earnings per share:
Basic —
Income from continuing operations	$0.38	$0.33	$0.50	$0.54
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.38	$0.33	$0.50	$0.54

Diluted —
Income from continuing operations	$0.37	$0.33	$0.49	$0.54
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.37	$0.33	$0.49	$0.54

Dividends per share	$0.05	$0.21	$0.16	$0.42

(1)	Loss from discontinued operations is attributed to controlling interests.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions)

	June 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$418.1	$ 275.4
Accounts receivable, net	1,096.2	969.3
Inventories, net	848.4	912.1
Deferred income taxes	129.6	100.4
Prepaid expenses and other	110.5	136.6

TOTAL CURRENT ASSETS	2,602.8	2,393.8
PROPERTY, PLANT AND EQUIPMENT, NET	603.1	630.7
DEFERRED INCOME TAXES	15.9	107.8
GOODWILL	2,722.0	2,698.9
OTHER INTANGIBLE ASSETS, NET	645.6	640.5
OTHER ASSETS	326.8	320.8

TOTAL ASSETS	$6,916.2	$6,792.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)

(Amounts in millions, except par value)

	June 30, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$460.8	$ 535.5
Accrued compensation	111.8	79.5
Other accrued liabilities	659.2	858.1
Notes payable	7.1	8.3
Current portion of long-term debt	627.1	752.7

TOTAL CURRENT LIABILITIES	1,866.0	2,234.1
LONG-TERM DEBT	2,393.5	2,118.3
OTHER NONCURRENT LIABILITIES	873.9	851.5
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.9	293.1
Outstanding shares, before treasury:
2009 - 293.9
2008 - 293.1
Treasury stock, at cost:	(420.4)	(418.0)
Shares held:
2009 - 16.2
2008 - 16.0
Additional paid-in capital	653.0	606.7
Retained earnings	1,702.6	1,606.6
Accumulated other comprehensive loss	(449.9)	(502.4)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,779.2	1,586.0
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.6	2.6

TOTAL STOCKHOLDERS’ EQUITY	1,782.8	1,588.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,916.2	$6,792.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Six Months Ended June 30,
	2009	2008

OPERATING ACTIVITIES:
Net income controlling interests	$139.4	$149.4
Adjustments to reconcile net income controlling interests to net cash provided by (used in) operating activities:
Depreciation and amortization	83.9	91.0
Deferred income taxes	14.8	29.1
Non-cash restructuring costs	13.3	46.4
Gain on sale of assets	(1.0)	—
Stock-based compensation expense	16.6	16.9
Loss on disposal of discontinued operations	—	0.5
Other, net	13.9	0.8
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(115.3)	(87.7)
Inventories	78.3	(132.8)
Accounts payable	(77.8)	(8.4)
Accrued liabilities and other	(78.1)	(224.6)
Discontinued operations	—	(1.9)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	88.0	(121.3)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(12.1)	(644.1)
Capital expenditures	(70.7)	(78.2)
Proceeds from sales of noncurrent assets	5.7	0.5

NET CASH USED IN INVESTING ACTIVITIES	(77.1)	(721.8)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	759.8	919.7
Proceeds from issuance of warrants	32.7	—
Purchase of call options	(69.0)	—
Payments on notes payable and debt	(517.2)	(81.7)
Cash dividends	(43.4)	(117.4)
Purchase of noncontrolling interests in consolidated subsidiaries	(29.0)	—
Other, net	(4.1)	0.2

NET CASH PROVIDED BY FINANCING ACTIVITIES	129.8	720.8

Currency rate effect on cash and cash equivalents	2.0	4.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142.7	(117.8)
Cash and cash equivalents at beginning of period	275.4	329.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418.1	$211.4

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. As required by SFAS 160, on January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of SFAS 160 and prospectively adopted all other requirements. The adoption of SFAS 160 resulted in the reclassification of the minority interest in net income (loss) of subsidiaries from other expense (income), net to net income noncontrolling interests in the Condensed Consolidated Statements of Income and the reclassification of the minority interest in the stockholders’ equity of consolidated subsidiaries from other noncurrent liabilities to stockholders’ equity attributable to noncontrolling interests in the Condensed Consolidated Balance Sheets. The adoption of SFAS 160 on January 1, 2009 also resulted in the Company classifying $29.0 million for the purchase of minority interests in consolidated subsidiaries as a financing cash flow in the six months ended June 30, 2009, and similar transactions would have been classified as an investing cash flow prior to the adoption of SFAS 160. The adoption of SFAS 160 will continue to impact how transactions between the Company and minority shareholders are presented and classified in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.

The Company adopted Emerging Issues Task Force (“EITF”) Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), in conjunction with its adoption of SFAS 160. EITF D-98 is applicable for all noncontrolling interests where the Company is required to purchase noncontrolling interests in a consolidated subsidiary from the noncontrolling interest holder at a specified future date, and the purchase is outside of the Company’s control. The Company was required to purchase the noncontrolling interest in an international subsidiary at fair value, $28.2 million, in the six months ended June 30, 2009. In connection with the adoption of SFAS 160 and EITF D-98, the Condensed Consolidated Balance Sheet as of December 31, 2008 has been adjusted to reflect the estimated fair value of the noncontrolling interest the Company was required to purchase, $28.2 million, as an increase in other accrued liabilities and as a decrease in retained earnings. The following table summarizes the impact of the retrospective adoption of SFAS 160 and EITF D-98 on the Company’s balance sheet as of December 31, 2008 (in millions):

	Other Accrued Liabilities	Other Noncurrent Liabilities	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests
December 31, 2008, as reported	$829.9	$854.1	$1,634.8	$ —
Minority interest (noncontrolling interests) in consolidated subsidiaries	—	(2.6)	—	2.6
Fair value of noncontrolling interest the Company is required to purchase	28.2	—	(28.2)	—
December 31, 2008, as adjusted	$858.1	$851.5	$1,606.6	$2.6

The retrospective adoption of EITF D-98 and SFAS 160 had a similar impact on the Company’s balance sheets as of June 30, 2008 and December 31, 2007.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and their effects on an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company beginning with the three months ended March 31, 2009. The adoption of SFAS 161 did not have a significant impact on the Company’s financial statements. See Footnote 7 for disclosures required by SFAS 161.

In April 2008, the FASB issued FSP SFAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP SFAS 142-3”). FSP SFAS 142-3 amends the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP SFAS 142-3 is intended to improve the consistency between the useful lives of recognized intangible assets under SFAS 142 and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS 142-3 was effective for the Company on January 1, 2009. The adoption of FSP SFAS 142-3 did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-06-1”). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. FSP EITF 03-06-1 was effective for the Company on January 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s restricted stock awards and restricted stock units are participating securities as defined by FSP EITF 03-06-1, and the Company calculated earnings per share for the three and six months ended June 30, 2008 and 2009 in accordance with the two-class method outlined in FSP EITF 03-06-1. The adoption of FSP EITF 03-06-1 did not have a material impact on the Company’s continuing earnings per share for either period. See Footnote 10 for the earnings per share calculations for all periods.

In November 2008, the FASB ratified EITF No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-7 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-7 was effective for the Company on January 1, 2009. The adoption of EITF 08-7 did not have a material impact on the Company’s financial statements; however, EITF 08-7 could have a material effect on the way the Company accounts for intangible assets acquired in future acquisitions.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1 and APB 28-1”). FSP SFAS 107-1 and APB 28-1 amends SFAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information in interim reporting periods. FSP SFAS 107-1 and APB 28-1 became effective for the Company for the three months ended June 30, 2009. The adoption of FSP SFAS 107-1 and APB 28-1 did not have a significant impact on the Company’s financial statements. See “Disclosures about Fair Values of Financial Instruments” below for disclosures required by FSP SFAS 107-1 and APB 28-1.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 became effective for the Company for the three months ended June 30, 2009, and the Company has evaluated all subsequent events through August 10, 2009, the date of issuance of the Company’s financial statements.

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

In June 2009, the FASB concurrently issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (collectively, “SFAS 166 and SFAS 167”) that change the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, SFAS 166 and SFAS 167 eliminate the concept of qualifying special purpose entities and change the test for consolidation of variable interest entities. SFAS 166 and SFAS 167 are effective for the Company on January 1, 2010. The Company is in the process of evaluating these standards to determine whether they will impact the Company’s financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162)” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”). The Codification does not create any new GAAP standards but incorporates existing accounting and reporting standards into a new topical structure. The Codification will be effective for the Company July 1, 2009, and beginning with the Company’s interim report for the period ending September 30, 2009, a new referencing system will be used to identify authoritative accounting standards, replacing the existing references to SFAS, EITF, FSP, etc. Existing standards will be designated by their Accounting Standards Codification (ASC) topical reference and new standards will be designated as Accounting Standards Updates, with a year and assigned sequence number.

Noncontrolling Interests: The following table summarizes the changes in stockholders’ equity for the six months ended June 30, 2009 (in millions):

	Stockholders’ Equity Attributable to Parent	Stockholders’ Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity

Balance at December 31, 2008, as restated for adoption of SFAS 160 and EITF D-98	$1,586.0	$2.6	$1,588.6
Net income	139.4	—	139.4
Cash dividends	(43.4)	(1.8)	(45.2)
Purchase of noncontrolling interests in consolidated subsidiaries	(0.2)	(0.7)	(0.9)
Other	97.4	3.5	100.9

Balance at June 30, 2009	$1,779.2	$3.6	$1,782.8

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs.

The following table displays the components of accumulated other comprehensive loss as of and for the six months ended June 30, 2009 (in millions):

	Foreign Currency Translation (Loss) Gain	Unrecognized Pension & Other Postretirement Costs, net of tax	After-tax Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive (Loss) Income

Balance at December 31, 2008	$(242.2)	$(309.1)	$ 48.9	$(502.4)
Current period change	106.5	(6.4)	(47.6)	52.5

Balance at June 30, 2009	$(135.7)	$(315.5)	$ 1.3	$(449.9)

Comprehensive income amounted to the following for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income controlling interests	$105.7	$92.5	$139.4	$149.4
Foreign currency translation	112.6	8.3	106.5	(2.0)
Unrecognized pension & other postretirement costs, net of tax benefit of $4.3 and $3.6 for the three and six months ended June 30, 2009, respectively, and income tax expense of $0.6 and $1.4 for the three and six months ended June 30, 2008, respectively, and including translation effects	(7.5)	1.6	(6.4)	2.5
Derivative hedging (loss) gain, net of tax expense of $35.8 and $47.1 for the three and six months ended June 30, 2009, respectively, and tax expense (benefit) of $1.5 and $(18.1) for the three and six months ended June 30, 2008, respectively	(41.7)	(0.9)	(47.6)	7.0

Comprehensive income (1)	$169.1	$101.5	$191.9	$156.9

(1)	Comprehensive income was primarily attributable to controlling interests. Comprehensive income attributable to noncontrolling interests was not material for disclosure purposes.

Disclosures about Fair Values of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, convertible note hedge instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 7. The fair values of the Company’s convertible note hedge instruments are disclosed in Footnote 6. The fair values of certain of the Company’s notes payable, short and long-term debt, including the Company’s medium-term notes and junior convertible subordinated debentures, are based on quoted market prices and are as follows (in millions):

	As of June 30, 2009		As of December 31, 2008
	Fair Value	Book Value	Fair Value	Book Value

Medium-term notes	$1,474.9	$1,494.3	$1,418.3	$1,572.3
Preferred securities underlying the junior convertible subordinated debentures	224.1	421.5	219.0	421.5
Convertible Notes	483.3	278.7	N/A	N/A

The carrying amounts of all other significant debt, including the term loan and floating rate note, approximate fair value. The term loan and floating rate note are not publicly traded and accordingly, the fair values of such instruments were determined using a discounted cash flow model and market rates of interest as of June 30, 2009.

Footnote 2 — Acquisitions

Technical Concepts

On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.7 million, which includes transaction costs and the repayment of Technical Concepts outstanding debt obligations at closing. Technical Concepts provides touch-free and automated restroom hygiene systems in the away-from-home washroom category. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $41.4 million of the purchase price to identified tangible net assets and $93.5 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $317.8 million as goodwill. Technical Concepts’ results of operations are included in the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 and since the acquisition date for the six months ended June 30, 2008. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Aprica

On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $145.7 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $(31.7) million of the purchase price to identified tangible net liabilities and $57.0 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $120.4 million as goodwill. Aprica’s results of operations are included in the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2009 and since the acquisition date for the six months ended June 30, 2008. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Footnote 3 — Restructuring Costs

The Company is implementing a multi-year, global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost (the “Plan”). The Plan also provides for divesting, downsizing or exiting certain low-margin, commodity like, mostly resin-intensive product categories. Project Acceleration is expected to be fully implemented in 2010 and is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million ($405 and $425 million after-tax), including $155 to $175 million in non-cash asset-related and facility and other exit costs, $250 to $270 million of employee-related costs, and $50 to $70 million in other associated restructuring costs.

In total through June 30, 2009, the Company has recorded $380.9 million of costs related to the Plan, of which $153.3 million related to facility and other exit costs, $171.0 million related to employee severance, termination benefits and employee relocation costs, and $56.6 million related to exited contractual commitments and other restructuring costs.

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for continuing operations for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Facility and other exit costs	$8.7	$50.2	$13.3	$46.4
Employee severance, termination benefits and relocation costs	11.5	12.3	32.4	30.3
Exited contractual commitments and other (1)	9.3	6.9	14.3	9.7

	$29.5	$69.4	$60.0	$86.4

(1)

During 2008, the Company recorded $1.4 million of restructuring charges relating to its 2001 Restructuring Plan, which is not included in the table above but is included in total restructuring costs for the six months ended June 30, 2008.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves as of and for the six months ended June 30, 2009 is as follows (in millions):

	December 31, 2008 Balance	Provision	Costs Incurred	June 30, 2009 Balance

Facility and other exit costs	$—	$13.3	$(13.3)	$—
Employee severance, termination benefits and relocation costs	30.7	32.4	(33.1)	30.0
Exited contractual commitments and other	20.3	14.3	(7.8)	26.8

	$51.0	$60.0	$(54.2)	$56.8

The following table depicts the changes in accrued restructuring reserves for the Plan for the six months ended June 30, 2009 aggregated by reportable business segment (in millions):

Segment	December 31, 2008 Balance	Provision	Costs Incurred	June 30, 2009 Balance

Home & Family	$6.1	$14.8	$(10.4)	$10.5
Office Products	17.5	17.2	(12.9)	21.8
Tools, Hardware & Commercial Products	16.5	16.9	(16.7)	16.7
Corporate	10.9	11.1	(14.2)	7.8

	$51.0	$60.0	$(54.2)	$56.8

The table below depicts restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since inception through
Segment	2009	2008	2009	2008	June 30, 2009

Home & Family	$6.1	$41.4	$14.8	$41.7	$121.9
Office Products	11.7	12.3	17.2	22.1	145.1
Tools, Hardware & Commercial Products	7.8	12.6	16.9	13.0	79.2
Corporate	3.9	3.1	11.1	9.6	34.7

	$29.5	$69.4	$60.0	$86.4	$380.9

Cash paid for all restructuring activities was $21.0 million and $41.0 million for the three and six months ended June 30, 2009, respectively, and $17.2 million and $35.1 million for the three and six months ended June 30, 2008, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2009	December 31, 2008

Materials and supplies	$132.1	$143.3
Work in process	180.8	174.8
Finished products	535.5	594.0

	$848.4	$912.1

Footnote 5 — Long-Term Debt

The following is a summary of long-term debt (in millions):

	June 30, 2009	December 31, 2008

Medium-term notes	$1,494.3	$1,572.3
Term loan	350.0	400.0
Convertible notes	278.7	—
Floating rate note	448.0	448.0
Junior convertible subordinated debentures	436.7	436.7
Other long-term debt	12.9	14.0

Total debt	3,020.6	2,871.0
Current portion of long-term debt	(627.1)	(752.7)

Long-term debt	$2,393.5	$2,118.3

Interest rate swaps

As of June 30, 2009, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term notes balance at June 30, 2009 and December 31, 2008 include mark-to-market adjustments of $16.4 million and $62.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, pursuant to SFAS 133, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

Debt Tender Offers

During the three months ended June 30, 2009, the Company conducted and completed tender offers through which it repurchased $180.1 million of the $250.0 million aggregate principal amount outstanding of 4.625% notes due December 2009 and $144.9 million of the $250.0 million aggregate principal amount outstanding of 4.000% notes due May 2010 (the “Tender Offers”). As a result of premiums paid and fees incurred associated with the Tender Offers, the Company recorded a pre-tax loss of $4.7 million which is included in other expense, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009. The $329.7 million paid to complete the Tender Offers is included as payments on notes payable and debt in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009.

$300 million medium-term notes due April 2019

In March 2009, the Company completed the offering and sale of $300.0 million aggregate principal amount of 10.60% senior unsecured notes with a maturity of April 2019 (the “Notes”). The Company’s realized net proceeds from the offering of the Notes of $290.2 million were used to complete the Tender Offers and will be used to repay debt and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The interest rate payable on the Notes will be subject to adjustment if the debt rating assigned to the Notes is downgraded (or downgraded and subsequently upgraded). The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase. The Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 based on their April 2019 maturity date.

$345 million convertible notes

In March 2009, the Company issued $345.0 million convertible senior notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 5.5% per year, which is payable semi-annually, and the Convertible Notes mature on March 15, 2014. The Convertible Notes are convertible at an initial conversion rate of 116.198 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $8.61 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The conversion obligation is based on the sum of the “daily settlement amounts” for the 40 consecutive trading days that (i) begin on, and include, the second trading day after the day the Convertible Notes are surrendered for conversion if the relevant conversion date occurs prior to November 15, 2013, or (ii) begin on, and include, the 42nd scheduled trading day immediately preceding March 15, 2014, if the relevant conversion date occurs on or after November 15, 2013. The Convertible Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ended June 30, 2009 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (initially $11.19) in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of specified corporate events; and (4) at any time from, and including, November 15, 2013 through the second scheduled trading day immediately preceding March 15, 2014, the maturity date of the Convertible Notes. Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, in cash, upon the occurrence of certain fundamental changes involving the Company. Net proceeds from this offering were used to complete the convertible note hedge transactions (see Footnote 6 of the Notes to Condensed Consolidated Financial Statements) and the Tender Offers and will be used to repay debt and for general corporate purposes.

The provisions of FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), are applicable to the Convertible Notes. FSP APB 14-1 requires the Company, as issuer of the Convertible Notes, to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes will be 10.8%, so the Company will recognize interest expense during the twelve months ending March 2010 on the Convertible Notes in an amount that approximates 10.8% of $276.0 million, the liability component of the Convertible Notes at the date of issuance. The interest expense recognized for the Convertible Notes in the twelve months ending March 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied. The Convertible Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 based on their March 2014 maturity date.

Floating rate note and receivables facility

In September 2006, in accordance with the terms of the Company’s 2001 receivables facility with a financial institution, the Company’s financing entity caused its $450.0 million outstanding preferred debt securities to be exchanged for a two-year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. The Note must be repaid before the Company can have access to the financing entity’s receivables, and the aggregate amount of accounts receivable sold and pledged as collateral for the receivables facility was $596.1 million and $492.9 million as of June 30, 2009 and December 31, 2008, respectively. In September 2008, the Company’s wholly owned and consolidated financing entity obtained an extension of the maturity of the Note from September 2008 to September 2009. The receivables and the Note are recorded in the Condensed Consolidated Balance Sheets of the Company at June 30, 2009 and December 31, 2008, and the Note is classified as current portion of long-term debt in the Company’s Condensed Consolidated Balance Sheet at June 30, 2009 based on its September 2009 maturity date.

Junior convertible subordinated debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of June 30, 2009, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of June 30, 2009, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Footnote 6 — Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at an exercise price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. These call options will terminate the earlier of the maturity date of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. As of June 30, 2009, the estimated fair value of the call options was $187.9 million.

The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. The warrants expire over a period of seventy-five trading days beginning on June 13, 2014 and are European-style warrants (exercisable only upon expiration). For each warrant that is exercised, the Company will deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. The Company will not be required to deliver a number of the Company’s shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants, or 40.1 million shares of the Company’s common stock. As of June 30, 2009, the estimated fair value of the warrants to the holders was $144.9 million.

The Company has analyzed the convertible note hedge transactions and warrant transactions under EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock,” and other relevant literature, and determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds from the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in the fair value of the instruments in its financial statements.

Footnote 7 — Derivatives

The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to debt obligations with maturity dates ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and foreign currency intercompany financing activities with maturity dates of three years or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Additionally, the Company purchases certain raw materials which are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

Derivative instruments are accounted for at fair value in accordance with SFAS 133. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivatives designated as qualifying hedges of net investments, the gain or loss on the instruments is recognized in AOCI. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the six months ended June 30, 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheet as of June 30, 2009 (in millions):

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate swaps	Other assets	$22.2	Other noncurrent liabilities	$ 5.8
Cross currency interest rate swaps	Prepaid expenses and other	—	Other accrued liabilities	—
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	2.1	Other accrued liabilities	3.0
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—	Other accrued liabilities	14.3

	Total assets	$24.3	Total liabilities	$23.1

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2009. The Company is a party to an interest rate swap in an asset position for which settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The pre-tax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 were as follows (in millions):

		Gain (loss) recognized in income
Derivatives in fair value relationships	Location of gain (loss) recognized in income	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009

Interest rate swaps	Interest expense, net	$(37.7)	$(45.9)

Fixed-rate debt	Interest expense, net	$ 37.7	$ 45.9

The Company did not record any ineffectiveness related to fair value hedges during the three or six months ended June 30, 2009.

Cash Flow Hedges

The pre-tax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and AOCI for the three and six months ended June 30, 2009 were as follows (in millions):

		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI

Foreign exchange contracts on inventory-related purchases	Cost of products sold	$0.3	$(7.5)	$4.1	$(2.8)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.8	1.8	1.8	23.0
Commodity contracts	Cost of products sold	—	—	(0.2)	—

		$1.1	$(5.7)	$5.7	$20.2

The Company did not record any ineffectiveness related to cash flow hedges during the three or six months ended June 30, 2009.

The Company paid approximately $78.6 million to settle foreign exchange contracts on intercompany borrowings during the six months ended June 30, 2009, and such amount is included in changes in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009.

The Company estimates that during the next 12 months it will reclassify net losses of approximately $0.5 million included in the pre-tax amount recorded in AOCI as of June 30, 2009 into earnings, as the anticipated cash flows occur.

Net Investment Hedges

The Company enters into cross-currency interest rate swaps associated with investments and intercompany borrowings designated as investments in non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in AOCI in the Condensed Consolidated Balance Sheets to offset the change in the carrying value of the investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net in the Condensed Consolidated Statements of Income.

The following table summarizes the pre-tax effects of instruments outstanding during the six months ended June 30, 2009 designated as hedges of investments (in millions):

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Derivative and non-derivative instruments designated as hedges of investments	Gain (loss) recognized in AOCI	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI	Gain (loss) reclassified from AOCI into income

Cross currency interest rate swaps	$(12.2)	$—	$(4.4)	$—

The Company paid approximately $17.6 million to settle cross currency interest rate swaps during the six months ended June 30, 2009, and such amount is included in changes in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2009.

The Company did not record any ineffectiveness related to derivative and non-derivative instruments designated as hedges of investments during the three or six months ended June 30, 2009.

Footnote 8 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International

	2009	2008	2009	2008

Service cost-benefits earned during the period	$1.7	$1.2	$1.3	$1.6
Interest cost on projected benefit obligation	13.1	13.1	5.6	8.0
Expected return on plan assets	(13.6)	(14.5)	(5.0)	(7.6)
Amortization of:
Prior service cost	0.5	0.3	—	—
Actuarial loss	2.5	1.8	—	0.9
Curtailment and special termination benefit gains and losses, net	—	—	0.6	—

Net periodic pension cost	$4.2	$1.9	$2.5	$2.9

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International

	2009	2008	2009	2008

Service cost-benefits earned during the period	$3.2	$2.3	$2.5	$3.2
Interest cost on projected benefit obligation	26.5	26.1	11.3	15.7
Expected return on plan assets	(27.3)	(28.9)	(10.0)	(15.2)
Amortization of:
Prior service cost	0.8	0.6	—	—
Actuarial loss	4.8	3.6	—	1.9
Curtailment and special termination benefit gains and losses, net	—	—	0.6	—

Net periodic pension cost	$8.0	$3.7	$4.4	$5.6

The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Service cost-benefits earned during the period	$0.4	$0.4	$0.9	$0.8
Interest cost on projected benefit obligation	2.5	2.4	4.9	4.8
Amortization of prior service benefit	(0.6)	(0.6)	(1.2)	(1.2)

Net other postretirement benefit costs	$2.3	$2.2	$4.6	$4.4

The Company made a cash contribution to the Company-sponsored profit sharing plan of $19.0 million and $19.4 million during the six months ended June 30, 2009 and 2008, respectively.

Footnote 9 — Income Taxes

As of June 30, 2009, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2008.

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

Footnote 10 — Earnings per Share

On January 1, 2009, the Company retrospectively adopted FSP EITF 03-06-1, which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. The retrospective adoption of FSP EITF 03-06-1 did not change basic or diluted earnings per share for the three or six months ended June 30, 2008. Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock awards and restricted stock units, was $1.1 million and $1.4 million for the three and six months ended June 30, 2009, respectively, and $0.6 million and $1.0 million for the three and six months ended June 30, 2008, respectively.

The impact of FSP EITF 03-06-1 is included in the below calculation and reconciliation of basic and diluted earnings per share for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Numerator for basic earnings per share:
Net income controlling interests	$105.7	$92.5	$139.4	$149.4
Loss from discontinued operations	—	—	—	0.5
Dividends and equivalents for share-based awards expected to be forfeited	—	0.3	0.1	0.3

Income from continuing operations for basic earnings per share	105.7	92.8	139.5	150.2
Loss from discontinued operations	—	—	—	(0.5)

Net income controlling interests for basic earnings per share	$105.7	$92.8	$139.5	$149.7

Numerator for diluted earnings per share:
Income from continuing operations for basic earnings per share	$105.7	$92.8	$139.5	$150.2
Effect of Preferred Securities (1)	—	—	—	—

Income from continuing operations for diluted earnings per share	105.7	92.8	139.5	150.2
Loss from discontinued operations	—	—	—	(0.5)

Net income controlling interests for diluted earnings per share	$105.7	$92.8	$139.5	$149.7

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	277.7	277.1	277.6	277.0
Share-based payment awards classified as participating securities	3.1	2.9	3.1	2.8

Denominator for basic earnings per share	280.8	280.0	280.7	279.8
Dilutive securities (2)	1.0	—	0.5	—
Convertible Notes (3)	5.0	—	2.5	—
Preferred Securities (1)	—	—	—	—

Denominator for diluted earnings per share	286.8	280.0	283.7	279.8

Basic earnings per share:
Income from continuing operations	$0.38	$0.33	$0.50	$0.54
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.38	$0.33	$0.50	$0.54

Diluted earnings per share:
Income from continuing operations	$0.37	$0.33	$0.49	$0.54
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.37	$0.33	$0.49	$0.54

(1)

The Preferred Securities are anti-dilutive for each of the three and six months ended June 30, 2009 and 2008, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for the three and six month periods would be increased by $3.5 million and $7.0 million, respectively, and weighted-average shares outstanding would be increased by 8.3 million shares for each of the three and six month periods.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding exclude the effect of approximately 14.2 million and 17.9 million stock options for the three months ended June 30, 2009 and 2008, respectively, and 15.7 million and 17.5 million stock options for the six months ended June 30, 2009 and 2008, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes issued in March 2009 were dilutive for the three and six months ended June 30, 2009. The average price of the Company’s common stock during the three months ended June 30, 2009 was greater than $8.61, the conversion price of the Convertible Notes. The shares of common stock issuable to satisfy the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock based on the average stock price for the three months ended June 30, 2009 was 5.0 million. The dilutive effect of the Convertible Notes for the six months ended June 30, 2009 was based on the average of the dilutive effect for the three months ended March 31, 2009 and the three months ended June 30, 2009.

Footnote 11 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $7.8 million and $9.4 million of pre-tax stock-based compensation during the three months ended June 30, 2009 and 2008, respectively, and $16.6 million and $16.9 million during the six months ended June 30, 2009 and 2008, respectively.

The Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2009 (shares in millions):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2008	16.4	$26	6.6	$—
Granted	3.0	7
Forfeited / expired	(2.3)	27

Outstanding at June 30, 2009	17.1	23	7.7	—

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2009 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2008	3.2	$24
Granted	2.6	8
Vested	(0.9)	24
Forfeited	(0.4)	23

Outstanding at June 30, 2009	4.5	15

During the six months ended June 30, 2009, the Company awarded approximately 1.2 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved by the Company. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. The performance-based restricted stock units are included in the preceding table as if the participants earned shares equal to 100% of the units granted.

Footnote 12 — Fair Value

Effective January 1, 2009, the Company adopted SFAS 157 for its nonfinancial assets and nonfinancial liabilities measured on a non-recurring basis in accordance with FSP 157-2. The Company previously adopted SFAS 157 for financial assets and liabilities effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires expanded disclosures about fair value measurements. SFAS 157 utilizes a fair value hierarchy that prioritizes valuation techniques used to measure fair value into three broad levels as described by the following:

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

The Company’s assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities.

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

The following tables present the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 (in millions):

Description	Fair Value as of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments	$37.8	$—	$37.8	$—
Mutual fund investments	12.1	12.1	—	—
Interest rate swaps	22.2	—	22.2	—
Foreign currency derivatives	2.1	—	2.1	—

Total	$74.2	$12.1	$62.1	$—

Liabilities
Interest rate swaps	$5.8	—	$5.8	—
Foreign currency derivatives	17.3	—	17.3	—

Total	$23.1	$—	$23.1	$—

Description	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments	$42.1	$—	$42.1	$—
Mutual fund investments	11.7	11.7	—	—
Interest rate swaps	62.3	—	62.3	—
Foreign currency derivatives	6.9	—	6.9	—

Total	$123.0	$11.7	$111.3	$—

Liabilities
Foreign currency derivatives	130.1	—	130.1	—

Total	$130.1	$—	$130.1	$—

The Company’s nonfinancial assets for which the provisions of SFAS 157 are now effective include property, plant and equipment, goodwill and other intangible assets. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. The impact of applying the provisions of SFAS 157 to the Company’s nonfinancial assets was not material in the three and six months ended June 30, 2009.

Footnote 13 — Segment Information

During the three months ended March 31, 2009, the business units within the previously reported Cleaning, Organization & Décor segment were reorganized into the Tools & Hardware and Home & Family segments. The Rubbermaid Commercial Products business unit was transferred to the newly named Tools, Hardware & Commercial Products segment, and the Rubbermaid Food & Home Products and Décor business units were transferred to the Home & Family segment. The reorganization allows the Company to realize structural selling, general and administrative (“SG&A”) efficiencies. The Company’s reportable segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels.

The reportable segments are as follows:

Segment	Description of Products

Home & Family

Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware and cutlery; hair care accessories; cabinet hardware; drapery hardware and window treatments; and indoor/outdoor organization, food storage, home storage products and material handling solutions

Office Products

Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, manual paint applicators; window hardware; cleaning and refuse products; and restroom hygiene systems

The Company’s segment results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008 (5)	2009	2008 (5)

Net Sales (1)
Home & Family	$617.2	$717.6	$1,174.9	$1,325.8
Office Products	496.9	609.2	815.1	1,027.5
Tools, Hardware & Commercial Products	390.2	498.3	718.2	905.5

	$1,504.3	$1,825.1	$2,708.2	$3,258.8

Operating Income (Loss) (2)
Home & Family	$80.4	$69.6	$140.7	$123.0
Office Products	99.2	101.7	130.3	135.6
Tools, Hardware & Commercial Products	67.6	80.2	105.6	141.2
Corporate	(18.2)	(21.2)	(36.3)	(40.0)
Restructuring Costs	(29.5)	(69.4)	(60.0)	(87.8)

	$199.5	$160.9	$280.3	$272.0

	June 30, 2009	December 31, 2008 (5)

Identifiable Assets
Home & Family	$971.6	$987.3
Office Products	1,249.0	1,184.6
Tools, Hardware & Commercial Products	953.1	969.4
Corporate (3)	3,742.5	3,651.2

	$6,916.2	$6,792.5

Geographic Area Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales
United States	$1,071.7	$1,247.6	$1,933.0	$2,246.0
Canada	85.5	116.6	147.0	205.7

	1,157.2	1,364.2	2,080.0	2,451.7
Europe, Middle East and Africa	208.8	290.0	368.4	517.8
Latin America	61.7	71.4	115.4	132.6
Asia Pacific	76.6	99.5	144.4	156.7

	$1,504.3	$1,825.1	$2,708.2	$3,258.8

Operating Income (Loss) (2), (4)
United States	$176.3	$110.9	$248.3	$202.2
Canada	16.9	22.5	24.7	40.4

	193.2	133.4	273.0	242.6
Europe, Middle East and Africa	2.7	17.7	(5.4)	5.8
Latin America	0.8	(4.3)	7.8	(1.0)
Asia Pacific	2.8	14.1	4.9	24.6

	$199.5	$160.9	$280.3	$272.0

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% of consolidated net sales in each of the three and six months ended June 30, 2009 and 2008.

(2)

Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses. Operating income (loss) by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and cash equivalents and deferred tax assets.

(4)	The following table summarizes the restructuring costs (benefits) by region included in operating income (loss) above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Restructuring Costs:
United States	$7.8	$55.2	$22.7	$58.5
Canada	1.0	6.1	5.4	6.1

	8.8	61.3	28.1	64.6
Europe, Middle East and Africa	10.6	8.1	16.2	24.4
Latin America	2.8	(0.2)	5.1	(1.4)
Asia Pacific	7.3	0.2	10.6	0.2

Total	$29.5	$69.4	$60.0	$87.8

(5)	The 2008 financial information has been adjusted to reflect the segment structure as of June 30, 2009.

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

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. With 2008 annual sales of approximately $6.5 billion, the Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon® , Goody®, Sharpie®, Paper Mate®, Dymo®, Parker® , Irwin®, Lenox® and Technical ConceptsTM. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

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

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results-to-date in 2009 have been impacted by weakness in consumer confidence and consumer spending due to the deterioration in worldwide economic conditions. The Company’s results for the first six months of 2009 have been impacted by the following factors:

•

Lower consumer confidence and corresponding lower demand, which has resulted in reduced consumer foot traffic and destocking of inventory, negatively impacting sales and contributing to an overall year-over-year core sales decline of approximately 9%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits. The primary drivers of the core sales decline were continued weakness in economic conditions internationally, which resulted in a year-over-year core sales decline of approximately 13% in the Company’s international businesses excluding the impact of currency and weaker economic conditions and lower demand in the commercial and industrial channels, which contributed to a year-over-year core sales decline of approximately 19% in the Company’s Tools, Hardware & Commercial Products segment.

•	Less volatile commodities markets, which has resulted in lower input costs relative to last year, as the Company’s input costs last year were higher due to dramatic raw material inflation.

•

Continued volatility in the credit markets, which has contributed to the decline in consumer demand and has resulted in reductions in available capital and financing for businesses and increases in costs associated with capital and financing, when available.

In response to these conditions, the Company took the following actions:

•

Managed working capital to improve operating cash flows, with a particular focus on reducing inventory levels. During the first six months of 2009, the Company focused on optimizing its production capacity and sourcing of finished goods to correspond to anticipated reductions in demand. The Company reduced inventory levels and realized cash flows from such reductions of $78 million in the first six months of 2009, compared to approximately $133 million invested in inventory in the first half of 2008, which contributed to operating cash flows of $88 million in the first half of 2009 compared to a use of $(121) million in the first half of 2008.

•

Continued implementing its strategy to exit low-margin product categories where demand is not responsive to innovation and input costs are subject to volatile commodities markets. The Company expects to make significant progress on these exits by the end of 2009, and to date, the product line exits have resulted in an approximate 5% year-over-year sales decline.

•

Realized a 200 basis point improvement in gross margins through the first six months of 2009 due to the positive impact of the product line exits, the carryover effect of 2008 pricing initiatives and input cost moderation compared with the dramatic inflation experienced in 2008, which combined more than offset the adverse effects of an unfavorable customer and product mix and lower plant utilization rates resulting from the sales decline and the inventory reductions.

•

Continued to improve the cost structure of the business by reducing and streamlining structural selling, general and administrative (“SG&A”) costs, including consolidating the segment structure from four to three. The Company also implemented selected contingency plans to eliminate or delay costs where possible due to lower than expected sales. The Company plans to increase investment in strategic SG&A through the remainder of 2009 in selective areas to drive sales and enhance its new product pipeline and develop growth platforms for 2010 and beyond. The Company expects to target such investments in areas with the highest near-term sales growth potential, including the Home & Family businesses and certain Office Products categories. The Company expects to calibrate its investment in the back half of 2009 to the overall sales environment.

•

Outlined and began implementing an initiative with a focus on continuing to reduce structural overhead costs by simplifying work, improving cash flow, and optimizing opportunities to invest in strategic brand building and gain market share despite economic conditions. During the first half of 2009, the Company’s selective investments in strategic brand-building and consumer demand creation were evident in market share gains realized, as follows: the Sharpie® brand as a result of its “Uncap What’s Inside” campaign; Calphalon as a result of the introduction of the UnisonTM line of non-stick, dishwasher safe gourmet cookware; Rubbermaid Food & Home as a result of the expansion of its food storage product line to include Lock-ItsTM storage containers with locking lid tabs; and Graco in certain product categories due to new product introductions such as the BlossomTM 4 in 1 feeding chair and the Pack ‘n Play® Playard with its Newborn NapperTM feature.

•

Raised approximately $590 million in the public debt markets (after transaction costs and net costs associated with the convertible note hedge transactions) and completed tender offers for $325 million principal amount of medium-term notes to improve liquidity, reduce short-term financing needs and improve the overall capital structure.

•

Reduced the dividend payable on its common stock from $0.84 per year to $0.20 per year. The new dividend policy better positions the Company to protect its investment grade credit rating and allows the Company to retain approximately $180 million of cash flows annually for the repayment of debt.

Ongoing Initiatives

Project Acceleration

Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and increasing the use of strategic sourcing partners. In the first half of 2009, the Company began implementing a number of restructuring programs as part of Project Acceleration to reduce and realign its manufacturing footprint, including two programs in its Home & Family segment in North America, one program in its Tools, Hardware & Commercial Products segment in the Asia Pacific region, and two programs in its Office Products segment’s international operations. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 40%, including the closure of 17 manufacturing facilities associated with Project Acceleration programs and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses.

The Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In the first half of 2009, the Company began consolidating its southeast U.S. distribution operations into a southeast U.S. distribution center, which includes the closures of multiple distribution facilities throughout that region of the U.S. The Company also continues to focus on rationalizing its use of multiple third party distribution and logistics service providers, consolidating such operations into Company-owned facilities where possible.

In an effort to align the business with the global business unit structure and achieve best total cost, the Company continues to evaluate and optimize its overall organizational structure and consolidate activities. In this regard, the Company has reduced its worldwide headcount by approximately 10%, or 2,500 employees, over the last twelve months excluding the impact of acquisitions, including a 1,400 employee reduction during the first half of 2009.

The Company incurred $60 million of restructuring costs during the six months ended June 30, 2009 and expects to incur restructuring costs between $100 and $150 million ($80 and $120 million after-tax) for the year ending December 31, 2009. The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs expected to be incurred over the life of the initiative are expected to be between $475 and $500 million. As of June 30, 2009, the remaining costs expected to be incurred to complete Project Acceleration are between $100 and $125 million. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are between $175 and $200 million once completed, with more than $100 million in annualized savings realized to date.

One Newell Rubbermaid

The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage non-market facing functional capabilities to reduce costs. The Company is migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, certain North American operations of its Home & Family and Office Products segments have successfully gone live with their SAP implementation efforts.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008

Net sales	$1,504.3	100.0%	$1,825.1	100.0%	$2,708.2	100.0%	$3,258.8	100.0%
Cost of products sold	946.0	62.9	1,201.9	65.9	1,727.1	63.8	2,145.1	65.8

Gross margin	558.3	37.1	623.2	34.1	981.1	36.2	1,113.7	34.2
Selling, general and administrative expenses	329.3	21.9	392.9	21.5	640.8	23.7	753.9	23.1
Restructuring costs	29.5	2.0	69.4	3.8	60.0	2.2	87.8	2.7

Operating income	199.5	13.3	160.9	8.8	280.3	10.4	272.0	8.3
Nonoperating expenses:
Interest expense, net	40.3	2.7	38.7	2.1	70.9	2.6	64.5	2.0
Other expense, net	1.2	0.1	0.4	—	1.9	0.1	0.2	0.0

Net nonoperating expenses	41.5	2.8	39.1	2.1	72.8	2.7	64.7	2.0

Income from continuing operations before income taxes	158.0	10.5	121.8	6.7	207.5	7.7	207.3	6.4
Income taxes	52.3	3.5	28.9	1.6	68.1	2.5	56.6	1.7

Income from continuing operations	105.7	7.0	92.9	5.1	139.4	5.1	150.7	4.6
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(0.5)	—

Net income	105.7	7.0	92.9	5.1	139.4	5.1	150.2
Net income noncontrolling interests	—	—	0.4	—	—	—	0.8	—

Net income controlling interests	$105.7	7.0%	$92.5	5.1%	$139.4	5.1%	$149.4	4.6%

Three Months Ended June 30, 2009 vs. Three Months Ended June 30, 2008

Consolidated Operating Results:

Net sales for the three months ended June 30, 2009 were $1,504.3 million, representing a decrease of $320.8 million, or 17.6%, from $1,825.1 million for the three months ended June 30, 2008. Core sales declined 7.7% compared to the prior year resulting from the weaker consumer sales environment as well as inventory destocking, primarily in the industrial and commercial channels. Planned product line exits and foreign currency contributed an additional 6.0% and 3.9% to the year-over-year sales decline, respectively.

Gross margin, as a percentage of net sales, for the three months ended June 30, 2009 was 37.1%, or $558.3 million, versus 34.1% of net sales, or $623.2 million, for the three months ended June 30, 2008. The primary drivers of the 300 basis point gross margin expansion included benefits realized from product line exits, favorable input costs compared to the inflation experienced in the three months ended June 30, 2008, and the impact of pricing actions taken in the second half of 2008. These improvements more than offset the impact from unfavorable customer and product mix and lower production volumes in the Company’s manufacturing facilities caused by the sales decline and the Company’s management of inventory levels in response to lower demand, which combined adversely impacted gross margins by 200 basis points.

SG&A expenses for the three months ended June 30, 2009 were 21.9% of net sales, or $329.3 million, versus 21.5% of net sales, or $392.9 million, for the three months ended June 30, 2008. The $63.6 million decrease was primarily driven by the Company’s continued management of structural and strategic SG&A spending resulting from the implementation of selected contingency plans during 2009 to mitigate the negative impact of the decline in sales. Foreign currency translation represented $18.5 million of the $63.6 million decline.

The Company recorded restructuring costs of $29.5 million and $69.4 million for the three months ended June 30, 2009 and 2008, respectively. The decrease in restructuring costs for 2009 compared to the prior year is primarily attributable to $36.0 million of asset impairment charges recorded in 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The restructuring costs for the three months ended June 30, 2009 included $8.7 million of facility and other exit costs, $11.5 million of employee severance, termination benefits and employee relocation costs, and $9.3 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2008 included $50.2 million of facility and other exit costs, including the $36.0 million of asset impairment charges noted above, $12.3 million of employee severance, termination benefits and employee relocation costs and $6.9 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended June 30, 2009 was 13.3% of net sales, or $199.5 million, versus 8.8% of net sales, or $160.9 million for the three months ended June 30, 2008. The $38.6 million increase in operating income is primarily attributable to savings realized from reduced SG&A spending and a decrease in restructuring costs, partially offset by the gross margin impact of lower sales.

Net nonoperating expenses for the three months ended June 30, 2009 were $41.5 million versus $39.1 million for the three months ended June 30, 2008. The increase in net nonoperating expenses is attributable to increased interest expense for the three months ended June 30, 2009 as a result of marginally higher average borrowing rates in 2009 as well as $4.7 million of costs incurred associated with the completion of tender offers to repurchase $325.0 million principal amount of medium-term notes.

The Company recognized income tax expense of $52.3 million for the three months ended June 30, 2009, compared to $28.9 million for the three months ended June 30, 2008. The increase in tax expense was primarily a result of changes in the geographic mix of earnings, as well as the effect of lower tax rates applied to various discrete period expenses in 2009, including restructuring charges. Based on the accounting required for the income tax impacts associated with stock-based compensation, the Company’s effective tax rate in future periods may be adversely impacted as a result of cancellations and exercises of employee stock options and vestings of restricted stock awards and restricted stock units. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$617.2	$717.6	(14.0)%
Office Products	496.9	609.2	(18.4)
Tools, Hardware & Commercial Products	390.2	498.3	(21.7)

Total Net Sales	$1,504.3	$1,825.1	(17.6)%

Operating income (loss) by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$80.4	$69.6	15.5%
Office Products	99.2	101.7	(2.5)
Tools, Hardware & Commercial Products	67.6	80.2	(15.7)
Corporate	(18.2)	(21.2)	14.2
Restructuring costs	(29.5)	(69.4)

Total Operating Income	$199.5	$160.9	24.0%

Home & Family

Net sales for the three months ended June 30, 2009 were $617.2 million, a decrease of $100.4 million, or 14.0%, from $717.6 million for the three months ended June 30, 2008. Core sales declined 1.5% as mid single digit core sales growth in the Baby & Parenting Essentials and Culinary Lifestyles global business units was offset by softness in the Décor, Rubbermaid Food & Home Products, and Beauty & Style global business units. Net sales declined an additional 10.2% due to decreased sales in certain Rubbermaid Food & Home Products categories that the Company plans to substantially exit before the end of 2009 and 2.3% due to unfavorable foreign currency impacts.

Operating income for the three months ended June 30, 2009 was $80.4 million, or 13.0% of sales, an increase of $10.8 million, or 15.5%, from $69.6 million, or 9.7% of sales, for the three months ended June 30, 2008. Operating income improved primarily due to favorable input costs, lower SG&A expenses and product line exits. The favorable impacts more than offset the adverse impacts of the core sales decline, unfavorable mix and lower production volumes in the Company’s manufacturing facilities, which combined reduced operating income by approximately $10.0 million.

Office Products

Net sales for the three months ended June 30, 2009 were $496.9 million, a decrease of $112.3 million, or 18.4%, from $609.2 million for the three months ended June 30, 2008. Core sales declined 7.0%, which was primarily attributable to continued weakness in the office products category, both domestically and internationally. Reduced sales relating to product line exits and unfavorable foreign currency contributed an additional 5.6% and 5.8%, respectively, to the decline.

Operating income for the three months ended June 30, 2009 was $99.2 million, a decrease of $2.5 million, or 2.5%, from $101.7 million for the three months ended June 30, 2008. Operating income as a percentage of sales improved to 20.0% for the three months ended June 30, 2009, compared to 16.7% for the three months ended June 30, 2008. The 330 basis point improvement reflects SG&A cost management, which contributed year-over-year operating income improvements of $25.0 million in constant currency, as well as the benefit from product line exits.

Tools, Hardware & Commercial Products

Net sales for the three months ended June 30, 2009 were $390.2 million, a decrease of $108.1 million, or 21.7%, from $498.3 million for the three months ended June 30, 2008. Core sales declined 17.7% as sustained weakness in the U.S. residential construction market and continued softness in industrial and commercial channels negatively impacted sales volumes. Unfavorable foreign currency contributed an additional 4.0% to the sales decline.

Operating income for the three months ended June 30, 2009 was $67.6 million, or 17.3% of sales, a decrease of $12.6 million, or 15.7%, from $80.2 million, or 16.1% of sales, for the three months ended June 30, 2008. The impacts of core sales declines and lower production volumes, which combined adversely impacted operating income by approximately $34.0 million, were partially offset by reduced SG&A costs resulting from management of SG&A spending. The lower production volumes were due to aggressive management of inventory levels.

Six Months Ended June 30, 2009 vs. Six Months Ended June 30, 2008

Consolidated Operating Results:

Net sales for the six months ended June 30, 2009 were $2,708.2 million, representing a decrease of $550.6 million, or 16.9%, from $3,258.8 million for the six months ended June 30, 2008. Core sales declined 8.9% compared to the prior year resulting from lower consumer foot traffic and corresponding lower product demand as well as inventory destocking at the retail level. Planned product line exits and foreign currency contributed an additional 5.3% and 4.3% to the year-over-year sales decline, respectively. The impacts of the Technical Concepts and Aprica acquisitions increased sales 1.6% over the prior year.

Gross margin, as a percentage of net sales, for the six months ended June 30, 2009 was 36.2%, or $981.1 million, versus 34.2% of net sales, or $1,113.7 million, for the six months ended June 30, 2008. The 200 basis point year-over-year improvement was primarily driven by the positive impact from planned product line exits, favorable input costs, and pricing actions taken in the second half of 2008, which more than offset the negative effect of reduced production volumes in the Company’s manufacturing facilities and unfavorable mix.

SG&A expenses for the six months ended June 30, 2009 were 23.7% of net sales, or $640.8 million, versus 23.1% of net sales, or $753.9 million, for the six months ended June 30, 2008. The decrease was primarily driven by the Company’s management of structural and strategic SG&A spending to mitigate the negative impact of the decline in sales, which resulted in a $94.2 million year-over-year decline in constant currency. Foreign currency represented an additional $40.1 million of the decline, and the impacts of these items were partially offset by $21.2 million of incremental SG&A costs resulting from the Technical Concepts and Aprica acquisitions.

The Company recorded restructuring costs of $60.0 million and $87.8 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in restructuring costs for the six months ended June 30, 2009 compared to the prior year is primarily attributable to $36.0 million of asset impairment charges recorded in 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The restructuring costs for the six months ended June 30, 2009 included $13.3 million of facility and other exit costs, $32.4 million of employee severance, termination benefits and employee relocation costs, and $14.3 million of exited contractual commitments and other restructuring costs. The restructuring costs for the six months ended June 30, 2008 included $46.4 million of facility and other exit costs, including the $36.0 million of asset impairment charges noted above, $30.3 million of employee severance, termination benefits and employee relocation costs and $11.1 million of exited contractual commitments and other restructuring costs, of which $1.4 million relates to the Company’s 2001 Restructuring Plan. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the six months ended June 30, 2009 was 10.4% of net sales, or $280.3 million, versus 8.3% of net sales, or $272.0 million, for the six months ended June 30, 2008. The $8.3 million increase in operating income is primarily attributable to savings realized from reduced SG&A spending and a decrease in restructuring costs during the six months ended June 30, 2009, partially offset by the gross margin impact of lower sales.

Net nonoperating expenses for the six months ended June 30, 2009 were $72.8 million versus $64.7 million for the six months ended June 30, 2008. The $8.1 million increase in net nonoperating expenses is primarily attributable to increased interest expense during the six months ended June 30, 2009 due to higher year-over-year average borrowings, as the Company issued $750.0 million in medium-term notes during the first half of 2008 to finance the acquisitions of Aprica and Technical Concepts, as well as $4.7 million of costs incurred associated with the completion of tender offers to repurchase $325.0 million principal amount of medium-term notes in the six months ended June 30, 2009.

The Company recognized income tax expense of $68.1 million for the six months ended June 30, 2009, compared to $56.6 million for the six months ended June 30, 2008. The increase in tax expense was primarily a result of changes in the geographic mix of earnings, as well as the effect of lower tax rates applied to various discrete period expenses in 2009, including restructuring charges.

Business Segment Operating Results:

Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$1,174.9	$1,325.8	(11.4)%
Office Products	815.1	1,027.5	(20.7)
Tools, Hardware & Commercial Products	718.2	905.5	(20.7)

Total Net Sales	$2,708.2	$3,258.8	(16.9)%

Operating income (loss) by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$140.7	$123.0	14.4%
Office Products	130.3	135.6	(3.9)
Tools, Hardware & Commercial Products	105.6	141.2	(25.2)
Corporate	(36.3)	(40.0)	9.3
Restructuring Costs	(60.0)	(87.8)

Total Operating Income	$280.3	$272.0	3.1%

Home & Family

Net sales for the six months ended June 30, 2009 were $1,174.9 million, a decrease of $150.9 million, or 11.4%, from $1,325.8 million for the six months ended June 30, 2008. Core sales declined 2.4% as mid single digit core sales growth in the Culinary Lifestyles global business unit was offset by a high single digit decline in the Décor global business unit, which continues to be impacted by softness in residential construction, as well as a high single digit decline in the Beauty & Style global business unit. Net sales declined an additional 8.2% due to decreased sales in certain Rubbermaid Food & Home Products categories that the Company plans to exit before the end of 2009 and 2.7% due to unfavorable foreign currency impacts. The Aprica acquisition increased sales $25.8 million, or 1.9%, compared to the prior year.

Operating income for the six months ended June 30, 2009 was $140.7 million, or 12.0% of sales, an increase of $17.7 million, or 14.4%, from $123.0 million, or 9.3% of sales, for the six months ended June 30, 2008. Operating income improved primarily due to favorable input costs, product line exits and SG&A expense management. The reduction in SG&A expenses in constant currency contributed approximately $15.1 million to the increase in operating income. The favorable impacts more than offset the adverse impacts of the core sales decline, unfavorable mix and lower production volumes in the Company’s manufacturing facilities.

Office Products

Net sales for the six months ended June 30, 2009 were $815.1 million, a decrease of $212.4 million, or 20.7%, from $1,027.5 million for the six months ended June 30, 2008. Core sales declined 8.1%, which was primarily attributable to weak consumer demand and inventory destocking at the retail level. Reduced sales relating to product line exits and unfavorable foreign currency contributed an additional 6.2% and 6.4%, respectively, to the year-over-year decline.

Operating income for the six months ended June 30, 2009 was $130.3 million, a decrease of $5.3 million, or 3.9%, from $135.6 million, for the six months ended June 30, 2008. Operating income as a percentage of sales improved to 16.0% for the six months ended June 30, 2009, from 13.2% for the six months ended June 30, 2008. The 280 basis point improvement reflects SG&A cost management, which contributed year-over-year operating income improvements of $54.8 million in constant currency, as well as the benefit from product line exits.

Tools, Hardware & Commercial Products

Net sales for the six months ended June 30, 2009 were $718.2 million, a decrease of $187.3 million, or 20.7%, from $905.5 million for the six months ended June 30, 2008. Core sales declined approximately 19.2% as the impact of retailer inventory management, continued softness in the U.S. residential construction market, and increased weakness in industrial and commercial channels negatively impacted sales volumes. Unfavorable foreign currency contributed an additional 4.4% decline, and the Technical Concepts acquisition increased sales $26.2 million, or 2.9%, versus the prior year.

Operating income for the six months ended June 30, 2009 was $105.6 million, or 14.7% of sales, a decrease of $35.6 million, or 25.2%, from $141.2 million, or 15.6% of sales, for the six months ended June 30, 2008. The impacts of core sales declines and lower production volumes, which combined adversely impacted operating income by approximately $68.0 million, were partially offset by reduced SG&A costs resulting from management of SG&A spending. The lower production volumes were due to aggressive management of inventory levels.

Liquidity and Capital Resources

Cash and cash equivalents increased (decreased) as follows for the six months ended June 30, (in millions):

	2009	2008

Cash provided by (used in) operating activities	$88.0	$(121.3)
Cash used in investing activities	(77.1)	(721.8)
Cash provided by financing activities	129.8	720.8
Currency effect on cash and cash equivalents	2.0	4.5

Increase (decrease) in cash and cash equivalents	$142.7	$(117.8)

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuances of debt and use of available borrowing facilities.

Cash provided by operating activities for the six months ended June 30, 2009 was $88.0 million compared to $(121.3) million used for operating activities for the six months ended June 30, 2008. This improvement is primarily attributable to the following: (i) working capital improvements, driven primarily by $78.3 million of cash provided by reducing inventories in 2009 compared to $132.8 million used to build inventories in 2008; (ii) the decreased payments in 2009 compared to 2008 for annual performance-based compensation, which is generally paid in the first quarter of the year; and (iii) the timing of cash payments for taxes and other accrued liabilities.

In the six months ended June 30, 2009, the Company received proceeds of $759.8 million from the issuance of debt compared to $919.7 million in the six months ended June 30, 2008. In March 2009, the Company completed the offering and sale of $300.0 million unsecured and unsubordinated notes and $345.0 million convertible senior notes. The $624.3 million of net proceeds from these note issuances were used to complete the convertible note hedge transactions and tender offers to repurchase $325.0 million principal amount of medium-term notes and will be used to repay maturing debt and for general corporate purposes. Also related to the issuance of the convertible senior notes, the Company entered into warrant transactions in which the Company sold warrants to third parties for approximately $32.7 million. See Footnotes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for additional information on these transactions. In 2009, the Company also borrowed and repaid $125.0 million under its syndicated revolving credit facility (the “Revolver”). In March 2008, the Company completed the issuance of $500.0 million of senior notes due 2013 and $250.0 million of senior notes due 2018.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made payments on notes payable, the term loan, medium-term notes, and the Revolver of $517.2 million and $81.7 million during the six months ended June 30, 2009 and 2008, respectively. The $517.2 million of repayments in the six months ended June 30, 2009 includes $329.7 million used to complete tender offers to repurchase $180.1 million principal amount of the $250.0 million medium-term notes due December 2009 and $144.9 million principal amount of the $250.0 million medium-term notes due May 2010 (the “Tender Offers”), the repayment of $125.0 million of borrowings under the Revolver, and a $50.0 million principal payment on the Company’s $400 million term loan. Also, as part of the convertible note hedge transaction entered into in March 2009, the Company purchased call options from third parties for $69.0 million. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for additional information on the call option transaction.

Aggregate dividends paid were $43.4 million and $117.4 million for the six months ended June 30, 2009 and 2008, respectively.

Capital expenditures were $70.7 million and $78.2 million for the six months ended June 30, 2009 and 2008, respectively. The largest single capital project in both 2009 and 2008 was the implementation of SAP.

The Company purchased the noncontrolling interests in consolidated subsidiaries for $29.0 million during the six months ended June 30, 2009.

Cash used for restructuring activities and cash used to settle foreign exchange contracts and cross currency interest rate swaps are included in changes in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows. Cash used for restructuring activities was $41.0 million and $35.1 million for the six months ended June 30, 2009 and 2008, respectively, which primarily relates to employee termination benefits. The Company paid approximately $96.2 million to settle foreign exchange contracts on intercompany borrowings and cross currency interest rate swaps during the six months ended June 30, 2009.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at June 30, 2009 were $418.1 million, and the Company had $690.0 million of borrowing capacity under its Revolver.

•

Working capital at June 30, 2009 was $736.8 million compared to $159.7 million at December 31, 2008, and the current ratio at June 30, 2009 was 1.39:1 compared to 1.07:1 at December 31, 2008. The increase in working capital and the current ratio is primarily due to net cash realized from the Company’s financing activities during the six months ended June 30, 2009 as well as cash flows generated from operating activities during the period.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. For this purpose, the Company defines total debt to total capital capitalization as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was .59:1 at June 30, 2009 and .62:1 at December 31, 2008.

Over the long-term, the Company plans to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay certain debt maturities. In addition, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share during the first half of 2009 to enhance its liquidity and to maintain its investment grade credit rating.

Borrowing Arrangements

During the six months ended June 30, 2009, the Company enhanced its liquidity and financial position by completing the issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible senior notes. Proceeds from these offerings were used to complete the convertible note hedge transactions and to complete the Tender Offers and will be used to repay maturing debt and for general corporate purposes.

The Company’s Revolver expires in November 2012. As of June 30, 2009, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million of borrowing capacity. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with turmoil in the credit markets, may preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of June 30, 2009, there was no commercial paper, borrowings or standby letters of credit outstanding under the Revolver. As of June 30, 2009, the Company could access the full borrowing capacity available under the Revolver and utilize the $690.0 million for general corporate purposes without exceeding the debt to total capitalization limits in its financial covenants.

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary non-financial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary non-financial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As of June 30, 2009, the Company had complied with all covenants under the indentures and its other borrowing arrangements. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt increased $148.4 million to $3.0 billion as of June 30, 2009 from $2.9 billion as of December 31, 2008. The net increase resulted primarily from the March 2009 issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible senior notes, which have a carrying value of $278.7 million at June 30, 2009. These increases were offset by a $325.0 million reduction in outstanding debt as a result of the completion of the Tender Offers as well as a $50.0 million repayment on the term loan. As of June 30, 2009, the Company had $634.2 million of short-term debt, including a floating rate note of $448.0 million related to its 2001 receivables facility that matures in September 2009, $69.9 million of medium-term notes that mature in December 2009, and $105.1 million of medium-term notes that mature in May 2010.

The Company currently plans to arrange a replacement 364-day receivables financing facility up to a maximum amount of $250.0 million coincident with the September 2009 maturity of the $448.0 million floating rate note outstanding under the Company’s existing receivables facility.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. Due to the funded status of the Company’s U.S. pension plan, the Company currently expects to make contributions to its primary U.S. defined benefit pension plan of approximately $50.0 to $75.0 million in 2009, which is in addition to the $25.0 million of contributions expected to be made to the Company’s other pension plans in 2009. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

Dividends

In the first quarter of 2009, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share to improve liquidity and maintain its current investment grade credit rating. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Moody’s, Standard & Poor’s and Fitch maintain a negative outlook on their ratings. Changes in the Company’s operating results, cash flows, or financial position could impact the ratings assigned by the various rating agencies. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

Outlook

For the year ending December 31, 2009, the Company expects to generate cash flows from operations of approximately $500.0 million after restructuring cash payments of approximately $100.0 million. The Company plans to fund capital expenditures of approximately $150.0 million, which include expenditures associated with the implementation of SAP.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, and availability under the Revolver will be adequate to support the cash needs of existing businesses.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2028. During the six months ended June 30, 2009, the Company issued $345.0 million of convertible senior notes due 2014 and $300.0 million of medium-term notes due 2019. In addition, the Company has conducted and completed tender offers to repurchase $325.0 million principal amount of medium-term notes. Additional details regarding the debt obligations are provided in Footnote 5 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the effect the Company’s outstanding debt obligations as of June 30, 2009 are expected to have on the Company’s cash flow in the indicated period as well as the timing of interest payments on borrowings outstanding, adjusted to give effect to the financing transactions completed during the six months ended June 30, 2009 (in millions):

	Payments Due in Year Ending December 31,

			2010 and	2012 and	2014 and
	Total	2009 (1)	2011	2013	Later

Debt and Capital Lease Obligations (2)	$3,027.7	$528.6	$461.2	$763.4	$1,274.5
Interest on debt (3)	$1,252.0	$79.1	$285.0	$229.6	$658.3

(1)	Represents amounts due for the remainder of 2009 as of June 30, 2009.

(2)

Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of June 30, 2009. For further information relating to these obligations, see Footnote 5 of the Notes to Condensed Consolidated Financial Statements. The $345.0 million of convertible senior notes are included in the table based on their stated maturity date of March 2014. Provisions of the convertible senior notes entitle the holders to convert their notes during specified periods if certain conditions are met, which would result in the convertible senior notes being due prior to their stated maturity date of March 2014.

(3)

Amounts represent estimated interest payable on borrowings outstanding as of June 30, 2009, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $1.0 billion of medium-term notes. Interest on floating rate debt was estimated using the rate in effect as of June 30, 2009.

There were no material changes to the Company’s other commitments and obligations, including lease commitments and purchase obligations, during the six months ended June 30, 2009.

Critical Accounting Policies

Goodwill & Other Indefinite-Lived Intangible Assets

Goodwill

The Company’s goodwill totaled $2.7 billion as of December 31, 2008. The Company performs its impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are one level below the operating segment level. At December 31, 2008, the Company had four operating segments and 16 reporting units. Five of the Company’s 16 reporting units accounted for more than 75 percent of the Company’s total goodwill. These five reporting units were as follows: Rubbermaid Commercial Products (“RCP”), Baby & Parenting Essentials (“BPE”), Industrial Products and Services, Office Products-North America and Office Products-Europe.

The Company has not had any material changes to the reporting units identified and used to test goodwill for impairment in the three years ending December 31, 2008 due to restructuring activities or otherwise. Acquired businesses, including goodwill arising from such transactions, are integrated into the Company’s existing reporting units. Accordingly, the operations and goodwill associated with the April 2008 acquisition of Technical Concepts were integrated into the Company’s RCP reporting unit, and the operations and goodwill associated with the April 2008 acquisition of Aprica were integrated into the Company’s BPE reporting unit.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. Macroeconomic factors, such as consumer demand and consumer confidence, have not deteriorated materially since January 1, 2009, and the Company’s reporting units’ projected sales and operating income have not declined significantly relative to previous estimates in 2009. Therefore, the Company has not tested its goodwill for impairment to date during 2009. However, these macroeconomic factors were identified as goodwill impairment indicators in the fourth quarter of 2008 as they contributed to significant declines in fourth quarter 2008 and projected 2009 sales relative to previous estimates. The significant declines in reporting units’ sales projections resulted in decreases in projected operating margins and net cash flows. Accordingly, the Company tested its goodwill for impairment as of December 31, 2008.

In the Company’s goodwill impairment testing, if the carrying amount of a reporting unit is greater than its fair value, impairment may be present. Estimates made by management in performing its impairment testing can impact whether or not an impairment charge is necessary and the magnitude of the impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company’s reporting units that are stable businesses and have a history and track record of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess their fair value. The material assumptions used to value a reporting unit using this approach are the reporting units’ estimated financial performance for the remainder of the year and the applicable multiple to apply to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated financial performance for the remainder of the year is based on the Company’s internal forecasting process. To determine the EBITDA multiple, the Company obtains information from third parties on EBITDA multiples observed for recent acquisitions and other transactions in the marketplace for comparable businesses. The Company evaluates the EBITDA multiples used for the reporting units relative to the Company’s market capitalization plus an equity control premium. The equity control premium is defined as the sum of the individual reporting units’ estimated market values compared to the Company’s market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.

The EBITDA multiple observed in the marketplace for recent transactions ranged from 11 to 12 for the annual impairment test as of July 1, 2008 and ranged from 10 to 11 for the test as of December 31, 2008. For the impairment test as of December 31, 2008, the Company adjusted the EBITDA multiples downward from the observed multiples, generally to multiples ranging from 7 to 9 so that the aggregate value of all reporting units relative to the Company’s total market value resulted in a reasonable implied equity control premium. After reducing the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company’s equity market value at December 31, 2008 of approximately $2.7 billion was significantly in excess of its book value of stockholders’ equity of approximately $1.6 billion. For the impairment test as of December 31, 2008, if each reporting unit’s EBITDA multiple were reduced by 0.5 from the 7 to 9 multiple used for each reporting unit, all reporting units, other than Office Products-Europe, North American Hand Tools, BPE and Office Products-Latin America which are discussed below, would have passed step one of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value reporting units in 2008, the Company generally used average compound long-term sales growth rates ranging from 3% to 4%, average operating margins ranging from 11% to 13%, and discount rates ranging from 11% to 13%.

If the estimated fair value of a reporting unit is less than its carrying value, the Company measures the amount of goodwill impairment, if any, based on the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. The Company identifies unrecognized intangible assets, such as trade names and customer relationships, and uses discounted cash flow models to estimate the values of the reporting unit’s recognized and unrecognized intangible assets. The estimated values of the reporting unit’s intangible assets and net tangible assets are deducted from the reporting unit’s total fair value to determine the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

As a result of the goodwill impairment test performed as of December 31, 2008, the Company recorded impairment charges of $299.4 million, principally related to goodwill. The Company determined goodwill at its Office Products-Europe and its North American Hand Tools reporting units was impaired under the discounted cash flow approach. The significant deterioration of the macroeconomic environment in the fourth quarter of 2008 and its resulting impact on these reporting units’ fourth quarter 2008 sales and short-term sales projections caused management to evaluate whether the goodwill at these and the Company’s other reporting units was impaired. Between the Company’s third quarter impairment testing, which was performed as of July 1, 2008, and the Company’s fourth quarter impairment testing, which was performed as of December 31, 2008, the fourth quarter 2008 actual sales were less than the July 2008 estimates by 28% and 25% for the North American Hand Tools and Office Products-Europe reporting units, respectively, and the 2009 sales projections declined 13% and 25%, respectively. The significant declines in sales projections resulted in a decrease in future operating margins and net cash flows from these reporting units. The decline in anticipated future cash flows adversely affected the estimated fair value of the reporting units and resulted in the estimated fair value of the reporting units being less than their net assets (including goodwill). There were no material changes to any of the other critical assumptions used in applying the discounted cash flow approach to value these reporting units other than the decline in projected sales and its impact on future operating margins and cash flows. While most of the Company’s other reporting units realized similar sales declines as a result of these macroeconomic factors, the net assets of these reporting units (including goodwill) were well below the estimated fair value of the reporting units as of December 31, 2008. The Company’s North American Hand Tools reporting unit had no goodwill remaining at December 31, 2008, and the Company’s Office Products-Europe reporting unit had approximately $325 million of goodwill remaining at December 31, 2008. The extent of future impairments, if any, with respect to these or the Company’s other reporting units will depend on macroeconomic conditions, particularly whether consumer confidence and consumer spending deteriorates further, stabilizes or improves. If these conditions deteriorate significantly, it is reasonably likely the Company will be required to record additional impairment charges for these and potentially other reporting units.

If the discount rate used to estimate the fair value of the Office Products-Europe reporting unit decreased 100 basis points, the reporting unit would have passed step one of the goodwill impairment test and, therefore, the Company would not have recorded a goodwill impairment charge for the Office Products-Europe reporting unit in 2008. If the discount rate increased 100 basis points, the estimated fair value of the Office Products-Europe reporting unit would have declined by approximately $90 million resulting in additional impairment charges recorded in the fourth quarter of 2008 for the Office Products-Europe reporting unit. If the discount rate used to estimate the fair value of the North American Hand Tools reporting unit decreased 100 basis points, the estimated fair value of the reporting unit would have increased $18 million. However, although the North American Hand Tools reporting unit would still not have passed step one of the goodwill impairment test, the goodwill impairment charge recorded in 2008 would have been reduced. If the discount rate for North American Hand Tools increased 100 basis points, the estimated fair value of the reporting unit would have declined; however, the goodwill impairment charge recorded in 2008 for the North American Hand Tools reporting unit would not have changed since all of the North American Hand Tools goodwill was included in the goodwill impairment charge.

The Company has two reporting units whose estimated fair values at December 31, 2008 exceeded net assets by less than 10% of the reporting unit’s net assets using the downwardly adjusted EBITDA multiples which ranged from 7 to 9 – BPE and Office Products-Latin America. The BPE and Office Products-Latin America reporting units have goodwill of $425 million and $138 million, respectively, as of December 31, 2008. If the EBITDA multiple used to estimate the fair value of these reporting units were further reduced by 1.0, the estimated fair values of these reporting units would have been approximately 10% less than the net assets of the reporting units. Additional valuation procedures would have been required to determine whether or not each reporting unit’s goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.

The Company is implementing specific restructuring projects and business and operational strategies to further strengthen the profitability of the BPE and Office Products-Latin America reporting units. The Company continues to monitor whether these initiatives are being executed as planned and improve these reporting units’ financial performance. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with these reporting units in future periods. The BPE reporting unit has been adversely impacted by inflation and costs incurred to comply with recently enacted child safety legislation in North America, and continues to integrate two recently acquired international businesses. The BPE reporting unit has undertaken and is executing restructuring projects to reduce supply chain costs and administrative overhead worldwide and has taken steps to minimize the impact inflation has on its operating results, and reduce inventories. The Office Products-Latin America reporting unit has been adversely impacted by efforts to rationalize its customer base and revise its organizational structure. The Office Products-Latin America reporting unit has undertaken and is executing restructuring projects to reduce administrative overhead and continues to improve the overall quality of its customer base, shorten days sales outstanding in accounts receivable, and reduce inventories. These efforts are being taken to reduce the working capital investment required in these reporting units in the short-term and improve profitability over the mid- to long-term.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets totaled $319 million as of December 31, 2008. The Company assesses the fair value of its indefinite-lived intangible assets using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset were the Company to license the use of the trademark or trade name. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2008 and concluded none of the assets were impaired. The Company considered qualitative and quantitative factors in determining that impairment testing of the trademark and trade name assets was not necessary in the fourth quarter of 2008. The Company considered whether specific impairment indicators were present, such as plans to abandon or significantly reduce the use of a trademark or trade name (for which there were no such plans), the results of the goodwill impairment testing as of December 31, 2008, and the results of the annual impairment testing of indefinite-lived intangible assets conducted as of July 1, 2008, in which the Company concluded that each individual trademark or trade name acquired prior to 2008 had an estimated fair value that significantly exceeded the book value at July 1, 2008.

Potential for Future Impairments

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

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it, particularly given the recent turmoil and uncertainty in the global credit markets; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

As of June 30, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number / Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

4/1/09-4/30/09	2,146	$7.45	—	—
5/1/09-5/31/09	4,689	9.91	—	—
6/1/09-6/30/09	1,948	10.62	—	—

Total	8,783	$9.46	—	—

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 5, 2009, the 2009 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefore:

Proposal 1. Election of Directors. The following nominees were elected to serve as Directors of the Company for a term of three years.

	Number of Shares

Nominee	For	Against	Abstained

Thomas E. Clarke	224,136,477	25,676,348	363,335
Domenico De Sole	223,594,176	26,175,561	406,423
Elizabeth Cuthbert-Millett	222,136,532	27,673,652	365,977
Steven J. Strobel	224,119,646	25,677,395	379,119

In addition, the terms of office of the following Directors continued after the meeting: Scott S. Cowen, Michael T. Cowhig, Mark D. Ketchum, William D. Marohn, Cynthia A. Montgomery, Michael A. Todman, and Raymond G. Viault.

Proposal 2. Ratification of Appointment of Independent Registered Public Accounting Firm. A proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year 2009 was adopted, with 249,135,292 votes cast for, 698,911 votes cast against, and 341,957 votes abstained.

There were no broker non-votes with respect to any of the above proposals.

Item 6. Exhibits

10.1	First Amendment to $400,000,000 Term Loan Credit Agreement, dated as of June 30, 2009, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: August 10, 2009	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer