Form 10-Q
period 2009-09-30
NEWELL RUBBERMAID INC
filed 2009-11-09
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2009

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

Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2009: 277.7 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$1,449.0	$1,760.3	$4,157.2	$5,019.1
Cost of products sold	906.4	1,185.6	2,633.5	3,330.7

GROSS MARGIN	542.6	574.7	1,523.7	1,688.4
Selling, general and administrative expenses	350.3	394.3	991.1	1,148.2
Restructuring costs	27.0	13.5	87.0	101.3

OPERATING INCOME	165.3	166.9	445.6	438.9
Nonoperating expenses:
Interest expense, net	35.7	38.8	106.6	103.3
Other expense, net	0.6	54.8	2.5	55.0

Net nonoperating expenses	36.3	93.6	109.1	158.3

INCOME BEFORE INCOME TAXES	129.0	73.3	336.5	280.6
Income taxes	43.5	17.7	111.6	74.3

INCOME FROM CONTINUING OPERATIONS	85.5	55.6	224.9	206.3
Loss from discontinued operations, net of tax (1)	—	—	—	(0.5)

NET INCOME	85.5	55.6	224.9	205.8
NET INCOME NONCONTROLLING INTERESTS	—	0.6	—	1.4

NET INCOME CONTROLLING INTERESTS	$85.5	$55.0	$224.9	$204.4

Weighted average shares outstanding:
Basic	280.8	279.9	280.7	279.8
Diluted	301.8	279.9	289.7	279.9
Earnings per share:
Basic —
Income from continuing operations	$0.30	$0.20	$0.80	$0.73
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.30	$0.20	$0.80	$0.73

Diluted —
Income from continuing operations	$0.28	$0.20	$0.78	$0.73
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.28	$0.20	$0.78	$0.73

Dividends per share	$0.05	$0.21	$0.21	$0.63

(1)	Loss from discontinued operations is attributed to controlling interests.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions)

	September 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$313.0	$ 275.4
Accounts receivable, net	943.7	969.3
Inventories, net	783.5	912.1
Deferred income taxes	128.7	100.4
Prepaid expenses and other	93.5	136.6

TOTAL CURRENT ASSETS	2,262.4	2,393.8
PROPERTY, PLANT AND EQUIPMENT, NET	596.9	630.7
DEFERRED INCOME TAXES	20.5	107.8
GOODWILL	2,759.4	2,698.9
OTHER INTANGIBLE ASSETS, NET	647.7	640.5
OTHER ASSETS	336.4	320.8

TOTAL ASSETS	$6,623.3	$6,792.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (CONTINUED)

(Amounts in millions, except par value)

	September 30, 2009	December 31, 2008

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$454.1	$ 535.5
Accrued compensation	148.5	79.5
Other accrued liabilities	694.5	858.1
Short-term debt	74.0	8.3
Current portion of long-term debt	560.3	752.7

TOTAL CURRENT LIABILITIES	1,931.4	2,234.1
LONG-TERM DEBT	2,032.6	2,118.3
OTHER NONCURRENT LIABILITIES	817.9	851.5
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.9	293.1
Outstanding shares, before treasury:
2009 - 293.9
2008 - 293.1
Treasury stock, at cost:	(420.5)	(418.0)
Shares held:
2009 - 16.2
2008 - 16.0
Additional paid-in capital	660.3	606.7
Retained earnings	1,774.2	1,606.6
Accumulated other comprehensive loss	(470.0)	(502.4)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,837.9	1,586.0
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	2.6

TOTAL STOCKHOLDERS’ EQUITY	1,841.4	1,588.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,623.3	$6,792.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Nine Months Ended September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income controlling interests	$224.9	$204.4
Adjustments to reconcile net income controlling interests to net cash provided by operating activities:
Depreciation and amortization	129.6	137.5
Deferred income taxes	11.2	23.8
Non-cash restructuring costs	24.2	45.3
Loss on sale of assets	0.1	—
Stock-based compensation expense	25.9	27.5
Loss on disposal of discontinued operations	—	0.5
Other, net	19.9	50.4
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	49.6	36.9
Inventories	153.7	(85.4)
Accounts payable	(87.6)	(44.5)
Accrued liabilities and other	(135.8)	(151.2)
Discontinued operations	—	(2.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	415.7	243.0

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(13.2)	(660.4)
Capital expenditures	(107.7)	(122.1)
Proceeds from sales of noncurrent assets	6.9	6.4

NET CASH USED IN INVESTING ACTIVITIES	(114.0)	(776.1)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	827.3	1,317.6
Proceeds from issuance of warrants	32.7	—
Purchase of call options	(69.0)	—
Payments on notes payable and debt	(969.3)	(711.0)
Cash dividends	(57.3)	(176.1)
Purchase of noncontrolling interests in consolidated subsidiaries	(29.0)	—
Other, net	(4.4)	(2.5)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(269.0)	428.0

Currency rate effect on cash and cash equivalents	4.9	(3.5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37.6	(108.6)
Cash and cash equivalents at beginning of period	275.4	329.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$313.0	$220.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the footnotes thereto included in the Company’s latest Annual Report on Form 10-K.

Seasonal Variations: The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the quarter.

Recently Adopted Accounting Guidance: In February 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which deferred the effective date of an existing accounting standard as it relates to fair value measurement requirements for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis until January 1, 2009. The adoption of this new guidance for the Company’s nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued amended authoritative guidance related to business combinations which significantly changed the accounting for business combination transactions by requiring an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value. The guidance also requires acquiring entities to expense transaction costs associated with the acquisition and expense certain restructuring costs associated with integrating the acquired operations, both of which were previously capitalizable as part of an acquisition. Additionally, the guidance modifies the accounting treatment for certain specified items related to business combinations and requires a substantial number of new disclosures. The new guidance became effective for the Company for business combinations with an acquisition date after January 1, 2009. The adoption of the revised guidance did not have an impact on the Company’s financial statements, but it could have a material effect on the way the Company accounts for future acquisitions.

In April 2009, the FASB issued authoritative guidance addressing application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after January 1, 2009. The adoption of this guidance did not have an impact on the Company’s financial statements, but it could have a material effect on the way the Company accounts for future acquisitions.

In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income (loss) attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This guidance also establishes reporting requirements that require sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Effective January 1, 2009, the Company retrospectively adopted the presentation and disclosure requirements of this guidance and prospectively adopted all other requirements. The adoption of this guidance resulted in the reclassification of the minority interest in net income (loss) of subsidiaries from other expense (income), net to net income noncontrolling interests in the Condensed Consolidated Statements of Income and the reclassification of the minority interest in the stockholders’ equity of consolidated subsidiaries from other noncurrent liabilities to stockholders’ equity attributable to noncontrolling interests in the Condensed Consolidated Balance Sheets. The adoption of this guidance on January 1, 2009 also resulted in the Company classifying $29.0 million for the purchase of minority interests in consolidated subsidiaries as a financing cash flow in the nine months ended September 30, 2009, and similar transactions would have been classified as an investing cash flow prior to the adoption of this guidance. The adoption of this guidance will continue to impact how transactions between the Company and minority shareholders are presented and classified in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.

In conjunction with its adoption of the FASB’s accounting and disclosure guidance for noncontrolling interests, the Company also adopted certain authoritative guidance applicable for all noncontrolling interests where the Company is required to purchase noncontrolling interests in a consolidated subsidiary from the noncontrolling interest holder at a specified future date, and the purchase is outside of the Company’s control. The Company was required to purchase the noncontrolling interest in an international subsidiary at fair value, $28.2 million, in the nine months ended September 30, 2009. In connection with the adoption of this guidance, the Condensed Consolidated Balance Sheet as of December 31, 2008 has been adjusted to reflect the estimated fair value of the noncontrolling interest the Company was required to purchase, $28.2 million, as an increase in other accrued liabilities and as a decrease in retained earnings. The following table summarizes the impact of the retrospective adoption of the accounting guidance on the Company’s balance sheet as of December 31, 2008 (in millions):

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

The retrospective adoption of the accounting guidance had a similar impact on the Company’s balance sheets as of September 30, 2008 and December 31, 2007.

In March 2008, the FASB issued authoritative guidance amending existing disclosure requirements related to derivative and hedging activities. The guidance is intended to improve financial reporting by requiring enhanced disclosures for derivative instruments and hedging activities to enable investors to better understand how derivative instruments are accounted for, as well as their effects on an entity’s financial position, financial performance and cash flows. This guidance was effective for the Company beginning with the three months ended March 31, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for disclosures required by this guidance.

In April 2008, the FASB issued authoritative guidance amending the factors an entity should consider when developing renewal or extension assumptions for determining the useful lives of recognized intangible assets. This guidance is intended to improve the consistency between the useful lives of recognized intangible assets and the period of expected cash flows used to measure the fair value of acquired assets. The guidance also requires expanded disclosure related to an entity’s intangible assets. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. This guidance was effective for the Company on January 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In June 2008, the FASB issued authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. This guidance was effective for the Company on January 1, 2009 and requires all prior-period earnings per share data to be adjusted retrospectively. Certain of the Company’s restricted stock awards and restricted stock units are participating securities as defined by this guidance, and the Company calculated earnings per share for the three and nine months ended September 30, 2008 and 2009 in accordance with the two-class method outlined within the new guidance. The adoption of this guidance did not have a material impact on the Company’s continuing earnings per share for either period. See Footnote 10 of the Notes to Condensed Consolidated Financial Statements for the earnings per share calculations for all periods.

In November 2008, the FASB ratified authoritative guidance clarifying the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. This guidance requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. This guidance was effective for the Company on January 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements; however, this guidance could have a material effect on the way the Company accounts for intangible assets acquired in future acquisitions.

In April 2009, the FASB issued authoritative guidance amending the disclosure requirements for the fair values of financial instruments in interim financial statements as well as in annual financial statements. This guidance also amends existing guidance to require those disclosures in summarized financial information in interim reporting periods. This guidance became effective for the

Company for the three months ended June 30, 2009. The adoption of this guidance did not have a significant impact on the Company’s financial statements. See “Disclosures about Fair Values of Financial Instruments” below for disclosures required by this guidance.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, and specifically requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance became effective for the Company during the three months ended June 30, 2009, and the Company has evaluated all subsequent events through November 9, 2009, the date of issuance of the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance establishing the FASB Accounting Standards Codification™ (“Codification”) as the single source of authoritative U.S. GAAP. The Codification does not create any new standards but incorporates existing accounting and reporting standards into a new topical structure that eliminates the previous U.S. GAAP hierarchy and establishes two levels of U.S. GAAP – authoritative and non-authoritative. The Codification superseded all existing non-SEC accounting and reporting standards upon its effective date and carries the same level of authority as pronouncements issued under the previous hierarchy of U.S. GAAP. The Codification became effective for the Company on July 1, 2009. While the adoption of this guidance changed certain disclosure references to U.S. GAAP, it did not have any other impact on the Company’s financial statements.

Recently Issued Accounting Guidance: In December 2008, the FASB issued updated guidance related to an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This updated guidance requires enhanced disclosures about the fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. This guidance is effective for fiscal years ending after December 15, 2009, with early adoption permitted. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance changing the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, this guidance eliminates the concept of qualifying special purpose entities and changes the test for consolidation of variable interest entities. This guidance is effective for the Company on January 1, 2010. The Company is in the process of evaluating these standards to determine whether they will impact the Company’s financial condition or results of operations.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU 2009-12”). ASU 2009-12 amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstances, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. ASU 2009-12 also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU 2009-12 is effective for interim and annual reporting periods that begin after December 15, 2009. The adoption of ASU 2009-12 is not expected to have a material impact on the Company’s financial statements.

Noncontrolling Interests: The following table summarizes the changes in stockholders’ equity for the nine months ended September 30, 2009 (in millions):

	Stockholders’ Equity Attributable to Parent	Stockholders’ Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity

Balance at December 31, 2008, as restated	$1,586.0	$2.6	$1,588.6
Net income	224.9	—	224.9
Cash dividends	(57.3)	(1.9)	(59.2)
Purchase of noncontrolling interests in consolidated subsidiaries	(2.2)	(0.7)	(2.9)
Other	86.5	3.5	90.0

Balance at September 30, 2009	$1,837.9	$3.5	$1,841.4

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs.

The following table displays the components of accumulated other comprehensive loss as of and for the nine months ended September 30, 2009 (in millions):

	Foreign Currency Translation (Loss) Gain	Unrecognized Pension & Other Postretirement Costs, net of tax	After-tax Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive (Loss) Income

Balance at December 31, 2008	$(242.2)	$(309.1)	$ 48.9	$(502.4)
Current period change	90.7	(5.1)	(53.2)	32.4

Balance at September 30, 2009	$(151.5)	$(314.2)	$ (4.3)	$(470.0)

Comprehensive income (loss) amounted to the following for the three and nine months ended September 30, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income controlling interests	$85.5	$55.0	$224.9	$204.4
Foreign currency translation	(15.8)	(92.8)	90.7	(94.8)
Unrecognized pension & other postretirement costs, net of tax (expense) benefit of $(0.7) and $2.9 for the three and nine months ended September 30, 2009, respectively, and tax expense of $(1.1) and $(2.5) for the three and nine months ended September 30, 2008, respectively, and including translation effects	1.3	8.0	(5.1)	10.5
Derivative hedging (loss) gain, net of tax benefit (expense) of $0.8 and $(46.3) for the three and nine months ended September 30, 2009, respectively, and tax expense of $(21.6) and $(3.5) for the three and nine months ended September 30, 2008, respectively	(5.6)	7.2	(53.2)	14.2

Comprehensive income (loss) (1)	$65.4	$(22.6)	$257.3	$134.3

(1)	Comprehensive income (loss) was primarily attributable to controlling interests. Comprehensive income (loss) attributable to noncontrolling interests was not material for disclosure purposes.

Disclosures about Fair Values of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, convertible note hedge instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 7. The fair values of the Company’s convertible note hedge instruments are disclosed in Footnote 6. The fair values of certain of the Company’s short and long-term debt are based on quoted market prices and are as follows (in millions):

	September 30, 2009		December 31, 2008
	Fair Value	Book Value	Fair Value	Book Value

Medium-term notes	$1,573.3	$1,513.0	$1,418.3	$1,572.3
Preferred securities underlying the junior convertible subordinated debentures	310.0	421.2	219.0	421.2
Convertible Notes	672.6	281.5	N/A	N/A

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of September 30, 2009.

Footnote 2 — Acquisitions

Technical Concepts

On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.7 million, which includes transaction costs and the repayment of Technical Concepts outstanding debt obligations at closing. Technical Concepts provides touch-free and automated restroom hygiene systems in the away-from-home washroom category. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $41.4 million of the purchase price to identified tangible net assets and $93.5 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $317.8 million as goodwill. Technical Concepts’ results of operations are included in the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 and since the acquisition date for the nine months ended September 30, 2008. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Aprica

On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $145.7 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $(31.7) million of the purchase price to identified tangible net liabilities and $57.0 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $120.4 million as goodwill. Aprica’s results of operations are included in the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2009 and since the acquisition date for the nine months ended September 30, 2008. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

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

In total through September 30, 2009, the Company has recorded $407.9 million of costs related to the Plan, of which $164.2 million related to facility and other exit costs, $180.0 million related to employee severance, termination benefits and employee relocation costs, and $63.7 million related to exited contractual commitments and other restructuring costs.

The table below summarizes the restructuring costs (benefits) recognized for Project Acceleration restructuring activities for continuing operations for the three and nine months ended September 30, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008 (1)

Facility and other exit costs	$10.9	$(1.1)	$24.2	$45.3
Employee severance, termination benefits and relocation costs	9.0	11.2	41.4	41.5
Exited contractual commitments and other (1)	7.1	3.4	21.4	13.1

	$27.0	$13.5	$87.0	$99.9

(1)

During 2008, the Company recorded $1.4 million of restructuring charges relating to its 2001 Restructuring Plan, which is not included in the table above but is included in total restructuring costs for the nine months ended September 30, 2008.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves as of and for the nine months ended September 30, 2009 is as follows (in millions):

	December 31, 2008 Balance	Provision	Costs Incurred	September 30, 2009 Balance

Facility and other exit costs	$—	$24.2	$(24.2)	$—
Employee severance, termination benefits and relocation costs	30.7	41.4	(44.0)	28.1
Exited contractual commitments and other	20.3	21.4	(17.6)	24.1

	$51.0	$87.0	$(85.8)	$52.2

The following table depicts the changes in accrued restructuring reserves for the Plan for the nine months ended September 30, 2009 aggregated by reportable business segment (in millions):

Segment	December 31, 2008 Balance	Provision	Costs Incurred	September 30, 2009 Balance

Home & Family	$6.1	$21.6	$(17.5)	$10.2
Office Products	17.5	28.1	(28.1)	17.5
Tools, Hardware & Commercial Products	16.5	19.7	(19.7)	16.5
Corporate	10.9	17.6	(20.5)	8.0

	$51.0	$87.0	$(85.8)	$52.2

The table below depicts restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since inception through September 30,
Segment	2009	2008	2009	2008	2009

Home & Family	$6.8	$(1.4)	$21.6	$40.3	$128.7
Office Products	10.9	7.9	28.1	30.0	156.0
Tools, Hardware & Commercial Products	2.8	5.3	19.7	18.3	82.0
Corporate	6.5	1.7	17.6	11.3	41.2

	$27.0	$13.5	$87.0	$99.9	$407.9

Cash paid for all restructuring activities was $21.3 million and $62.3 million for the three and nine months ended September 30, 2009, respectively, and $11.6 million and $46.7 million for the three and nine months ended September 30, 2008, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2009	December 31, 2008

Materials and supplies	$130.5	$143.3
Work in process	164.7	174.8
Finished products	488.3	594.0

	$783.5	$912.1

Footnote 5 — Debt

The following is a summary of outstanding debt (in millions):

	September 30, 2009	December 31, 2008

Medium-term notes	$1,513.0	$1,572.3
Term loan	350.0	400.0
Convertible notes	281.5	—
Floating rate note	—	448.0
Junior convertible subordinated debentures	436.7	436.7
Other debt	85.7	22.3

Total debt	2,666.9	2,879.3
Short-term debt	(74.0)	(8.3)
Current portion of long-term debt	(560.3)	(752.7)

Long-term debt	$2,032.6	$2,118.3

Interest rate swaps

As of September 30, 2009, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term notes balance at September 30, 2009 and December 31, 2008 include mark-to-market adjustments of $35.0 million and $62.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

Debt Tender Offers

During the nine months ended September 30, 2009, the Company conducted and completed tender offers through which it repurchased $180.1 million of the $250.0 million aggregate principal amount outstanding of 4.625% notes due December 2009 and $144.9 million of the $250.0 million aggregate principal amount outstanding of 4.000% notes due May 2010 (the “Tender Offers”). As a result of premiums paid and fees incurred associated with the Tender Offers, the Company recorded a pre-tax loss of $4.7 million which is included in other expense, net in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2009. The $329.7 million paid to complete the Tender Offers is included as payments on notes payable and debt in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009.

$300 million medium-term notes due April 2019

In March 2009, the Company completed the offering and sale of $300.0 million aggregate principal amount of 10.60% senior unsecured notes with a maturity of April 2019 (the “Notes”). The Company’s realized net proceeds from the offering of the Notes of $290.2 million were used to complete the Tender Offers and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The interest rate payable on the Notes will be subject to adjustment if the debt rating assigned to the Notes is downgraded (or downgraded and subsequently upgraded). The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase. The Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at September 30, 2009 based on their April 2019 maturity date.

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

The Convertible Notes will be convertible only in the following circumstances: (1) during any calendar quarter after the calendar quarter ended June 30, 2009 (and only during such calendar quarter), if the closing sale price of the Company’s common stock for each of 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the conversion price (initially $11.19) in effect on the last trading day of the immediately preceding calendar quarter; (2) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (3) upon the occurrence of specified corporate events; and (4) at any time from, and including, November 15, 2013 through the second scheduled trading day immediately preceding March 15, 2014, the maturity date of the Convertible Notes. Because the closing sale price of the Company’s common stock exceeded $11.19 for more than 20 of the last 30 consecutive trading days in the three months ended September 30, 2009, the Convertibles Notes are convertible at the option of the holders of the Convertible Notes at any time during the three months ended December 31, 2009. Since conversion of the Convertible Notes is outside the control of the Company, the Convertible Notes are classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2009. Holders electing to convert the Convertible Notes would receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount. Based on the closing price of the Company’s stock on September 30, 2009 of $15.69, approximately $283.9 million would be due to the holders of the Convertible Notes upon conversion if the holders elected to convert the Convertible Notes. The amount could be paid in cash or shares of the Company’s stock, at the Company’s option. The Company entered into convertible note hedge transactions to reduce the Company’s ultimate cost of the conversion option. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for more information.

Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, in cash, upon the occurrence of certain fundamental changes involving the Company. Net proceeds from this offering were used to complete the convertible note hedge transactions (see Footnote 6 of the Notes to Condensed Consolidated Financial Statements) and the Tender Offers and to repay debt and for general corporate purposes.

Accounting standards require the Company, as issuer of the Convertible Notes, to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes will be 10.8%, so the Company will recognize interest expense during the twelve months ending March 2010 on the Convertible Notes in an amount that approximates 10.8% of $276.0 million, the liability component of the Convertible Notes at the date of issuance. The interest expense recognized for the Convertible Notes in the twelve months ending March 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied.

Floating rate note and receivables facility

In September 2006, in accordance with the terms of the Company’s 2001 receivables facility with a financial institution, the Company’s financing entity caused its $450.0 million outstanding preferred debt securities to be exchanged for a two-year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. The Note had to be repaid before the Company could access the financing entity’s receivables. The Note was classified as current portion of long-term debt in the Company’s Condensed Consolidated Balance Sheet at December 31, 2008 based on its September 2009 maturity date. In September 2009, the Company repaid the Note.

In September 2009, the Company completed a new 364-day receivables facility that provides for borrowings of up to $200.0 million and expires in September 2010. Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly-owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets and liabilities in its consolidated financial statements. As of September 30, 2009, $593.1 million of outstanding accounts receivable were owned by the financing subsidiary, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2009. The amount that may be borrowed under the facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. As of September 30, 2009, $200.0 million was available for borrowing under the facility, of which the Company’s financing subsidiary had borrowed $70.0 million. The $70.0 million is included in short-term debt in the Company’s Condensed Consolidated Balance Sheet at September 30, 2009.

Junior convertible subordinated debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of September 30, 2009, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of September 30, 2009, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Footnote 6 — Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at an exercise price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. These call options will terminate the earlier of the maturity date of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. As of September 30, 2009, the estimated fair value of the call options was $354.0 million.

The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. The warrants expire over a period of seventy-five trading days beginning on June 13, 2014 and are European-style warrants (exercisable only upon expiration). For each warrant that is exercised, the Company will deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. The Company will not be required to deliver a number of the Company’s shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants, or 40.1 million shares of the Company’s common stock. As of September 30, 2009, the estimated fair value of the warrants to the holders was $292.6 million.

The Company has analyzed the convertible note hedge transactions and warrant transactions under the applicable authoritative guidance, and the Company determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital and the proceeds from the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in the fair value of the instruments in its financial statements.

Footnote 7 — Derivatives

The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to debt obligations with maturity dates ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Additionally, the Company purchases certain raw materials which are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivatives designated as qualifying hedges of net investments, the gain or loss on the instruments is recognized in AOCI. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the nine months ended September 30, 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheet as of September 30, 2009 (in millions):

Derivatives designated as hedging instruments	Asset Derivatives Balance Sheet Location	Fair Value	Liability Derivatives Balance Sheet Location	Fair Value

Interest rate swaps	Other assets	$36.3	Other noncurrent liabilities	$1.3
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	0.6	Other accrued liabilities	3.4
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.3	Other accrued liabilities	30.7

	Total assets	$37.2	Total liabilities	$35.4

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2009. The Company is a party to an interest rate swap in an asset position for which settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The pre-tax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2009 were as follows (in millions):

		Gain (loss) recognized in income
Instruments in fair value relationships	Location of gain (loss) recognized in income	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009

Interest rate swaps	Interest expense, net	$ 18.6	$(27.3)

Fixed-rate debt	Interest expense, net	$(18.6)	$ 27.3

The Company did not record any ineffectiveness related to fair value hedges during the three or nine months ended September 30, 2009.

Cash Flow Hedges

The pre-tax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and AOCI for the three and nine months ended September 30, 2009 were as follows (in millions):

		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI

Foreign exchange contracts on inventory related purchases	Cost of products sold	$(3.1)	$(5.0)	$1.0	$(7.8)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.5	(18.1)	2.3	4.9
Commodity contracts	Cost of products sold	—	—	(0.2)	—

		$(2.6)	$(23.1)	$3.1	$(2.9)

The Company did not record any ineffectiveness related to cash flow hedges during the three or nine months ended September 30, 2009.

The Company paid approximately $80.7 million to settle foreign exchange contracts on intercompany borrowings during the nine months ended September 30, 2009, and such amount is included in changes in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009.

The Company estimates that during the next 12 months it will reclassify net losses of approximately $2.7 million included in the pre-tax amount recorded in AOCI as of September 30, 2009 into earnings, as the anticipated cash flows occur.

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

The following table summarizes the pre-tax effects of instruments outstanding during the three and nine months ended September 30, 2009 designated as hedges of investments (in millions):

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Derivative and non-derivative instruments designated as hedges of investments	Gain (loss) recognized in AOCI	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI	Gain (loss) reclassified from AOCI into income

Cross currency interest rate swaps	$—	$—	$(4.4)	$—

The Company paid approximately $17.6 million to settle cross currency interest rate swaps during the nine months ended September 30, 2009, and such amount is included in changes in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. As of September 30, 2009, the Company was not a party to any cross currency interest rate swaps.

The Company did not record any ineffectiveness related to derivative and non-derivative instruments designated as hedges of investments during the three or nine months ended September 30, 2009.

Footnote 8 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended September 30, (in millions):

	U.S.		International

	2009	2008	2009	2008

Service cost-benefits earned during the period	$0.4	$1.1	$1.1	$1.6
Interest cost on projected benefit obligation	12.7	13.0	6.1	7.8
Expected return on plan assets	(15.5)	(14.4)	(5.2)	(7.6)
Amortization of:
Prior service cost	0.2	0.4	—	—
Actuarial loss	1.5	1.7	0.1	0.9

Net periodic pension cost	$(0.7)	$1.8	$2.1	$2.7

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International

	2009	2008	2009	2008

Service cost-benefits earned during the period	$3.6	$3.4	$3.6	$4.8
Interest cost on projected benefit obligation	39.2	39.1	17.4	23.5
Expected return on plan assets	(42.8)	(43.3)	(15.2)	(22.8)
Amortization of:
Prior service cost	1.0	1.0	—	—
Actuarial loss	6.3	5.3	0.1	2.8
Curtailment and special termination benefit gains and losses, net	—	—	0.6	—

Net periodic pension cost	$7.3	$5.5	$6.5	$8.3

The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost-benefits earned during the period	$0.3	$0.4	$1.2	$1.2
Interest cost on projected benefit obligation	2.2	2.4	7.1	7.2
Amortization of prior service benefit	(0.6)	(0.6)	(1.8)	(1.8)

Net other postretirement benefit costs	$1.9	$2.2	$6.5	$6.6

During the nine months ended September 30, 2009, the Company made a $75.0 million voluntary cash contribution to its U.S. Pension Plan, which is included in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2009. During the nine months ended September 30, 2009 and 2008, the Company made a cash contribution to the Company-sponsored profit sharing plan of $19.0 million and $19.4 million, respectively.

Footnote 9 — Income Taxes

As of September 30, 2009, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2008.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete interim period items, including the application of applicable accounting guidance to losses generated in countries where the Company is projecting annual losses for which a deferred tax asset is not anticipated to be recognized. The Company’s effective tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and other items.

Footnote 10 — Earnings per Share

On January 1, 2009, the Company retrospectively adopted the accounting pronouncement which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. The retrospective adoption of this accounting pronouncement resulted in a reduction of basic and diluted earnings per share from continuing operations from $0.74 to $0.73 for the nine months ended September 30, 2008. The adoption of this accounting pronouncement did not change basic or diluted earnings per share for the three months ended September 30, 2008. Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock awards and restricted stock units, was $0.9 million and $2.3 million for the three and nine months ended September 30, 2009, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2008, respectively.

The impact of the adoption of the accounting pronouncement is included in the below calculation and reconciliation of basic and diluted earnings per share for the three and nine months ended September 30, (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator for basic earnings per share:
Net income controlling interests	$85.5	$55.0	$224.9	$204.4
Loss from discontinued operations	—	—	—	0.5
Dividends and equivalents for share-based awards expected to be forfeited	—	0.2	0.1	0.5

Income from continuing operations for basic earnings per share	85.5	55.2	225.0	205.4
Loss from discontinued operations	—	—	—	(0.5)

Net income controlling interests for basic earnings per share	$85.5	$55.2	$225.0	$204.9

Numerator for diluted earnings per share:
Income from continuing operations for basic earnings per share	$85.5	$55.2	$225.0	$205.4
Effect of Preferred Securities (1)	—	—	—	—

Income from continuing operations for diluted earnings per share	85.5	55.2	225.0	205.4
Loss from discontinued operations	—	—	—	(0.5)

Net income controlling interests for diluted earnings per share	$85.5	$55.2	$225.0	$204.9

Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	277.7	277.1	277.6	277.0
Share-based payment awards classified as participating securities	3.1	2.8	3.1	2.8

Denominator for basic earnings per share	280.8	279.9	280.7	279.8
Dilutive securities (2)	1.7	—	0.9	0.1
Convertible Notes (3)	14.1	—	6.4	—
Warrants (4)	5.2	—	1.7	—
Preferred Securities (1)	—	—	—	—

Denominator for diluted earnings per share	301.8	279.9	289.7	279.9

Basic earnings per share:
Income from continuing operations	$0.30	$0.20	$0.80	$0.73
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.30	$0.20	$0.80	$0.73

Diluted earnings per share:
Income from continuing operations	$0.28	$0.20	$0.78	$0.73
Loss from discontinued operations	—	—	—	—

Net income controlling interests	$0.28	$0.20	$0.78	$0.73

(1)

The Preferred Securities are anti-dilutive for each of the three and nine months ended September 30, 2009 and 2008, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for the three and nine month periods would be increased by $3.5 million and $10.5 million, respectively, and weighted-average shares outstanding would be increased by 8.3 million shares for each of the three and nine month periods.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding exclude the effect of approximately 13.7 million and 17.8 million stock options for the three months ended September 30, 2009 and 2008, respectively, and 15.0 million and 17.5 million stock options for the nine months ended September 30, 2009 and 2008, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes issued in March 2009 were dilutive for the three and nine months ended September 30, 2009. The average price of the Company’s common stock during the three months ended September 30, 2009 was greater than $8.61, the conversion price of the Convertible Notes. The shares of common stock issuable to satisfy the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock based on the average stock price for the three months ended September 30, 2009 was 14.1 million. The dilutive effect of the Convertible Notes for the nine months ended September 30, 2009 was based on the average of the dilutive effect for each of the three months ended March 31, 2009, June 30, 2009 and September 30, 2009.

(4)

The warrants issued in March 2009 were dilutive for the three and nine months ended September 30, 2009. The average price of the Company’s common stock during the three months ended September 30, 2009 was greater than $11.59, the exercise price of the warrants. The dilutive effect of the warrants for the nine months ended September 30, 2009 was based on the average of the dilutive effect for each of the three months ended March 31, 2009, June 30, 2009 and September 30, 2009.

Footnote 11 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $9.3 million and $10.6 million of pre-tax stock-based compensation during the three months ended September 30, 2009 and 2008, respectively, and $25.9 million and $27.5 million during the nine months ended September 30, 2009 and 2008, respectively.

The Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2009 (shares in millions):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2008	16.4	$26	6.6	$—
Granted	3.1	8
Forfeited / expired	(2.6)	26

Outstanding at September 30, 2009	16.9	22	7.8	0.1

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2009 (shares in millions):

	Units/ Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2008	3.2	$24
Granted	2.7	8
Vested	(0.9)	24
Forfeited	(0.4)	21

Outstanding at September 30, 2009	4.6	15

During the nine months ended September 30, 2009, the Company awarded approximately 1.2 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved by the Company. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. The performance-based restricted stock units are included in the preceding table as if the participants earned shares equal to 100% of the units granted.

Footnote 12 — Fair Value

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As the basis for considering such assumptions, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

The Company’s assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its other investment securities included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities.

The Company determines the fair value of its mutual fund investments based on quoted market prices (Level 1).

Level 2 fair value determinations are derived from directly or indirectly observable (market-based) information. Such inputs are the basis for the fair values of the Company’s money market investments, derivative instruments, and certain investment securities. The money market fund investments held by the Company and included in cash and cash equivalents are not publicly traded, but the fair value is determined based on the values of the underlying investments in the money market fund (Level 2). The Company generally uses derivatives for hedging purposes and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the fair value hierarchy. The Company’s other investment securities include various bond securities and are valued based on Level 2 inputs in the fair value hierarchy.

The following tables present the Company’s financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in millions):

Description	Fair Value as of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments	$12.6	$—	$12.6	$—
Investment securities, including mutual funds	31.7	6.4	25.3	—
Interest rate swaps	36.3	—	36.3	—
Foreign currency derivatives	0.9	—	0.9	—

Total	$81.5	$6.4	$75.1	$—

Liabilities
Interest rate swaps	$1.3	—	$1.3	—
Foreign currency derivatives	34.1	—	34.1	—

Total	$35.4	$—	$35.4	$—

Description	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments	$42.1	$—	$42.1	$—
Investment securities, including mutual funds	11.7	5.3	6.4	—
Interest rate swaps	62.3	—	62.3	—
Foreign currency derivatives	6.9	—	6.9	—

Total	$123.0	$5.3	$117.7	$—

Liabilities
Foreign currency derivatives	130.1	—	130.1	—

Total	$130.1	$—	$130.1	$—

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the nine months ended September 30, 2009, there were no required fair value measurements for assets and liabilities measured at fair value on a non-recurring basis and no required additional disclosures associated with measuring nonfinancial assets at fair value.

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

Home & Family

Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware and cutlery; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage, and home storage products

Office Products

Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products

Hand tools, power tool accessories, industrial bandsaw blades, propane torches, manual paint applicators; window hardware; cleaning and refuse products, restroom hygiene systems and material handling solutions

The Company’s segment results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (1)	2009	2008 (1)

Net Sales (2)
Home & Family	$596.8	$712.9	$1,771.7	$2,038.7
Office Products	448.4	536.0	1,263.5	1,563.5
Tools, Hardware & Commercial Products	403.8	511.4	1,122.0	1,416.9

	$1,449.0	$1,760.3	$4,157.2	$5,019.1

Operating Income (Loss) (3)
Home & Family	$83.9	$60.2	$224.6	$183.2
Office Products	53.9	60.3	184.2	195.9
Tools, Hardware & Commercial Products	75.3	81.5	180.9	222.7
Corporate	(20.8)	(21.6)	(57.1)	(61.6)
Restructuring Costs	(27.0)	(13.5)	(87.0)	(101.3)

	$165.3	$166.9	$445.6	$438.9

	September 30, 2009	December 31, 2008 (1)

Identifiable Assets
Home & Family	$935.4	$987.3
Office Products	1,070.1	1,184.6
Tools, Hardware & Commercial Products	947.7	969.4
Corporate (4)	3,670.1	3,651.2

	$6,623.3	$6,792.5

Geographic Area Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Sales
United States	$1,008.8	$1,224.3	$2,941.7	$3,470.3
Canada	91.8	113.5	238.8	319.2

	1,100.6	1,337.8	3,180.5	3,789.5
Europe, Middle East and Africa	196.4	255.5	564.8	773.3
Latin America	74.0	77.7	189.4	210.3
Asia Pacific	78.0	89.3	222.5	246.0

	$1,449.0	$1,760.3	$4,157.2	$5,019.1

Operating Income (Loss) (3), (5)
United States	$147.4	$116.0	$395.7	$318.2
Canada	21.4	33.2	46.1	73.6

	168.8	149.2	441.8	391.8
Europe, Middle East and Africa	(14.5)	1.6	(19.9)	7.4
Latin America	7.2	3.5	15.0	2.5
Asia Pacific	3.8	12.6	8.7	37.2

	$165.3	$166.9	$445.6	$438.9

(1)	The 2008 financial information has been adjusted to reflect the segment structure as of September 30, 2009.

(2)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% of consolidated net sales in each of the three and nine months ended September 30, 2009, and 13% of consolidated net sales in each of the three and nine months ended September 30, 2008.

(3)

Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses. Operating income (loss) by geographic area is net sales less cost of products sold, SG&A expenses and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(4)	Corporate assets primarily include goodwill, capitalized software, cash and cash equivalents and deferred tax assets.

(5)	The following table summarizes the restructuring costs (benefits) by region included in operating income (loss) above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Restructuring Costs:
United States	$11.9	$12.8	$34.6	$71.3
Canada	—	(6.0)	5.4	0.1

	11.9	6.8	40.0	71.4
Europe, Middle East and Africa	11.8	6.0	28.0	30.4
Latin America	1.1	0.4	6.2	(1.0)
Asia Pacific	2.2	0.3	12.8	0.5

Total	$27.0	$13.5	$87.0	$101.3

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

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. Trial is scheduled to begin February 2010.

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

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. With 2008 annual sales of approximately $6.5 billion, the Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Irwin®, Lenox® and Technical ConceptsTM. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

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

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results-to-date in 2009 have been adversely impacted by weakness in consumer confidence and consumer spending due to the deterioration in worldwide economic conditions. The Company’s results for the first nine months of 2009 have been impacted by the following factors:

•

Lower consumer confidence and corresponding lower demand, which has resulted in reduced consumer foot traffic and destocking of customer inventory, negatively impacting sales and contributing to an overall year-over-year core sales decline of approximately 9%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits. The primary drivers of the core sales decline were continued weakness in economic conditions internationally, which resulted in a year-over-year core sales decline of approximately 12% in the Company’s international businesses and weaker economic conditions and lower demand in the commercial and industrial channels, which contributed to a year-over-year core sales decline of approximately 19% in the Company’s Tools, Hardware & Commercial Products segment.

•	Less volatile commodities markets, which have resulted in lower input costs relative to last year, as the Company’s input costs last year were higher due to dramatic raw material inflation.

•

Continued volatility in the credit markets, which has contributed to the decline in consumer demand and has resulted in reductions in available capital and financing for businesses and increases in costs associated with capital and financing, when available.

In response to these conditions, the Company took the following actions:

•

Managed working capital to improve operating cash flows, with a particular focus on reducing inventory levels. During the first nine months of 2009, the Company focused on optimizing its production capacity and sourcing of finished goods to correspond to anticipated reductions in demand. The Company reduced inventory levels and realized cash flows from such reductions of $154 million in the first nine months of 2009, compared to approximately $85 million invested in inventory in the first nine months of 2008. The reduction in inventory levels contributed to operating cash flows of $416 million in the first nine months of 2009 compared to $243 million in the first nine months of 2008.

•

Continued implementing its strategy to exit low-margin product categories where demand is not responsive to innovation and input costs are subject to volatile commodities markets. The Company continues to make significant progress on these exits, and to date, the product line exits have resulted in an approximate 6% year-over-year sales decline.

•

Realized a 310 basis point improvement in gross margins through the first nine months of 2009 due to the positive impact of the product line exits, the effect of pricing initiatives and input cost moderation compared with the dramatic inflation experienced in 2008, which combined more than offset the adverse effects of an unfavorable customer and product mix and lower plant utilization rates resulting from the sales decline and the customer inventory reductions.

•

Continued to improve the cost structure of the business by reducing and streamlining structural selling, general and administrative (“SG&A”) costs, including consolidating the segment structure from four to three. The Company also outlined and implemented an initiative with a focus on continuing to reduce structural overhead costs by simplifying work and improving cash flow, and implemented selected contingency plans to eliminate or delay costs where possible due to lower than expected sales.

•

Increased investment in strategic SG&A activities as the Company’s year-over-year core sales declines moderated and gross margins expanded. The Company increased investment in strategic SG&A in the third quarter of 2009 in selective areas to drive sales and enhance its new product pipeline and develop growth platforms for 2010 and beyond. The Company has targeted such investments in areas with the highest near-term sales growth potential, including the Home & Family businesses and certain Office Products categories. During the first nine months of 2009, the Company’s selective investments in strategic brand-building and consumer demand creation included investments in the following:

•	the “Uncap What’s InsideTM” campaign for the Company’s Sharpie® products;

•	the expansion of the Calphalon product family to include the UnisonTM line of non-stick, dishwasher safe gourmet cookware;

•	the expansion of Rubbermaid Food & Home’s food storage product line to include Lock-ItsTM storage containers with locking lid tabs;

•	the introduction of Graco products such as the BlossomTM 4-in-1 feeding chair and the Pack ‘n Play® Playard with its Newborn NapperTM feature; and

•

sales and new product development activities in selected areas to improve public health, including Technical ConceptsTM offering of hand sanitizer and hand cleanser dispensers, and education, such as mimio’s interactive whiteboard technology and student response systems.

The Company expects to continue to make incremental investments in strategic SG&A activities through the remainder of 2009.

•

Raised approximately $590 million in the public debt markets (after transaction costs and net costs associated with the convertible note hedge transactions) and completed a new receivables facility that provides for maximum borrowings of up to $200 million. The Company also repaid $448 million of amounts outstanding under its previous receivables facility and completed tender offers for the repayment of $325 million principal amount of medium-term notes. These actions were taken to improve liquidity, reduce short-term financing needs and improve the overall capital structure, and as a result of these and other actions, the Company reduced its total indebtedness by $212 million in the first nine months of 2009.

•

Reduced the dividend payable on its common stock from $0.84 per year to $0.20 per year. The new dividend policy better positions the Company to protect its investment grade credit rating and enhance its liquidity.

Ongoing Initiatives

Project Acceleration

Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and increasing the use of strategic sourcing partners. In the first nine months of 2009, the Company completed or began implementation of a number of restructuring programs as part of Project Acceleration to reduce and realign its manufacturing footprint, including two programs in its Home & Family segment in North America, two programs in its Office Products segment’s international operations, and two programs in its Tools, Hardware & Commercial Products segment’s international operations. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 40%, including the closure or disposition of 18 manufacturing facilities associated with Project Acceleration programs and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses.

The Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In the first nine months of 2009, the Company began consolidating its southeast U.S. distribution operations into a southeast U.S. distribution center, which includes the closures of multiple distribution facilities throughout that region of the U.S. The Company also continues to focus on rationalizing its use of multiple third party distribution and logistics service providers, consolidating such operations into Company-owned facilities where possible.

In an effort to align the business with the global business unit structure and achieve best total cost, the Company continues to evaluate and optimize its overall organizational structure and consolidate activities. In this regard, the Company has reduced its worldwide headcount by more than 10%, or 2,700 employees, over the last twelve months excluding the impact of acquisitions, including a 2,200 employee reduction during the first nine months of 2009.

The Company incurred $87 million of restructuring costs during the nine months ended September 30, 2009 and expects to incur restructuring costs between $110 and $120 million ($80 and $90 million after-tax) for the year ending December 31, 2009. The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs expected to be incurred over the life of the initiative are expected to be between $475 and $500 million. As of September 30, 2009, the remaining costs expected to be incurred to complete Project Acceleration are between $75 and $100 million. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are between $175 and $200 million once completed, with more than $100 million in annualized savings realized to date.

One Newell Rubbermaid

The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage non-market facing functional capabilities to reduce costs. The Company is migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, certain North American operations of its Home & Family, Office Products, and Tools, Hardware & Commercial Products segments have successfully gone live with their SAP implementation efforts.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008

Net sales	$1,449.0	100.0%	$1,760.3	100.0%	$4,157.2	100.0%	$5,019.1	100.0%
Cost of products sold	906.4	62.6	1,185.6	67.4	2,633.5	63.3	3,330.7	66.4

Gross margin	542.6	37.4	574.7	32.6	1,523.7	36.7	1,688.4	33.6
Selling, general and administrative expenses	350.3	24.2	394.3	22.4	991.1	23.8	1,148.2	22.9
Restructuring costs	27.0	1.9	13.5	0.8	87.0	2.1	101.3	2.0

Operating income	165.3	11.4	166.9	9.5	445.6	10.7	438.9	8.7
Nonoperating expenses:
Interest expense, net	35.7	2.5	38.8	2.2	106.6	2.6	103.3	2.1
Other expense, net	0.6	—	54.8	3.1	2.5	0.1	55.0	1.1

Net nonoperating expenses	36.3	2.5	93.6	5.3	109.1	2.7	158.3	3.2

Income from continuing operations before income taxes	129.0	8.9	73.3	4.2	336.5	8.1	280.6	5.6
Income taxes	43.5	3.0	17.7	1.0	111.6	2.7	74.3	1.5

Income from continuing operations	85.5	5.9	55.6	3.2	224.9	5.4	206.3	4.1
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(0.5)	—

Net income	85.5	5.9	55.6	3.2	224.9	5.4	205.8	4.1
Net income noncontrolling interests	—	—	0.6	—	—	—	1.4	—

Net income controlling interests	$85.5	5.9%	$55.0	3.1%	$224.9	5.4%	$204.4	4.1%

Three Months Ended September 30, 2009 vs. Three Months Ended September 30, 2008

Consolidated Operating Results:

Net sales for the three months ended September 30, 2009 were $1,449.0 million, representing a decrease of $311.3 million, or 17.7%, from $1,760.3 million for the three months ended September 30, 2008. Core sales, which exclude the impact of foreign currency and product line exits, declined 9.6% compared to the prior year resulting from the weaker consumer sales environment and weakness in the industrial and commercial channels. Planned product line exits and foreign currency contributed an additional 6.0% and 2.1% to the year-over-year sales decline, respectively. Core sales of the Company’s domestic and international businesses declined approximately 9% and 11%, respectively, versus the prior year.

Gross margin, as a percentage of net sales, for the three months ended September 30, 2009 was 37.4%, or $542.6 million, versus 32.6% of net sales, or $574.7 million, for the three months ended September 30, 2008. The primary drivers of the 480 basis point gross margin expansion included benefits realized from product line exits, moderating input costs compared to the three months ended September 30, 2008, and pricing initiatives in late 2008 and early 2009. These improvements more than offset the impact of reduced production volumes in the Company’s manufacturing facilities attributable to the decline in sales and inventory reductions.

SG&A expenses for the three months ended September 30, 2009 were 24.2% of net sales, or $350.3 million, versus 22.4% of net sales, or $394.3 million, for the three months ended September 30, 2008. The $44.0 million decrease was primarily driven by the Company’s continued management of SG&A spending resulting from cost reduction programs initiated during 2008 and the implementation of contingency plans during 2009 to mitigate the negative impact of the decline in sales. Foreign currency translation represented $8.8 million of the $44.0 million decline.

The Company recorded restructuring costs of $27.0 million and $13.5 million for the three months ended September 30, 2009 and 2008, respectively. The year-over-year increase in restructuring costs was largely attributable to restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The restructuring costs for the three months ended September 30, 2009 included $10.9 million of facility and other exit and impairment costs, $9.0 million of employee severance, termination benefits and employee relocation costs, and $7.1 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2008 included $11.2 million of employee severance, termination benefits and employee relocation costs and $3.4 million of exited contractual commitments and other restructuring costs, partially offset by $1.1 million of benefits in facility and other exit costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended September 30, 2009 was 11.4% of net sales, or $165.3 million, versus 9.5% of net sales, or $166.9 million for the three months ended September 30, 2008. The 190 basis point improvement reflects the favorable impact of product line exits and moderating input costs in the three months ended September 30, 2009, partially offset by an increase in SG&A spending as a percentage of sales.

Interest expense, net, for the three months ended September 30, 2009 was $35.7 million versus $38.8 million for the three months ended September 30, 2008. Lower short-term interest rates drove the decrease in interest expense.

Other expense, net, for the three months ended September 30, 2009 was $0.6 million versus $54.8 million for the three months ended September 30, 2008. Other expense, net, in the three months ended September 30, 2008 is primarily attributable to the $52.2 million loss on the redemption of the Company’s $250.0 million of medium-term Reset notes during July 2008.

The Company recognized income tax expense of $43.5 million for the three months ended September 30, 2009, compared to $17.7 million for the three months ended September 30, 2008. The Company’s effective tax rate was 33.7% for the three months ended September 30, 2009, compared to 24.1% for the three months ended September 30, 2008. The increase in the effective tax rate was primarily a result of changes in the geographic mix of earnings, discrete tax benefits of $3.5 million realized in the three months ended September 30, 2008, as well as the effect of lower tax rates applied to various discrete period expenses in the three months ended September 30, 2009, including restructuring charges. Based on the accounting required for the income tax impacts associated with stock-based compensation, the Company’s effective tax rate in future periods may be adversely impacted as a result of cancellations and exercises of employee stock options and vestings of restricted stock awards and restricted stock units. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$596.8	$712.9	(16.3)%
Office Products	448.4	536.0	(16.3)
Tools, Hardware & Commercial Products	403.8	511.4	(21.0)

Total Net Sales	$1,449.0	$1,760.3	(17.7)%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$83.9	$60.2	39.4%
Office Products	53.9	60.3	(10.6)
Tools, Hardware & Commercial Products	75.3	81.5	(7.6)
Corporate	(20.8)	(21.6)	3.7
Restructuring costs	(27.0)	(13.5)

Total Operating Income	$165.3	$166.9	(1.0)%

Home & Family

Net sales for the three months ended September 30, 2009 were $596.8 million, a decrease of $116.1 million, or 16.3%, from $712.9 million for the three months ended September 30, 2008. Core sales declined 5.0%, primarily due to core sales declines in the Baby & Parenting Essentials and Décor global business units. Net sales declined an additional 10.3% due to decreased sales in certain Rubbermaid Food & Home Products categories that the Company is exiting and 1.0% due to unfavorable foreign currency translation.

Operating income for the three months ended September 30, 2009 was $83.9 million, or 14.1% of net sales, an increase of $23.7 million, or 39.4%, from $60.2 million, or 8.4% of net sales, for the three months ended September 30, 2008. Operating income improved primarily due to moderation of input costs compared to the prior year, lower SG&A expenses and the impact from product line exits. The favorable impacts more than offset the adverse effects of the core sales decline and unfavorable mix, which combined reduced operating income by approximately $5.3 million.

Office Products

Net sales for the three months ended September 30, 2009 were $448.4 million, a decrease of $87.6 million, or 16.3%, from $536.0 million for the three months ended September 30, 2008. Core sales declined 7.1%, which was primarily attributable to continued softness in the office products category, both domestically and internationally. Reduced sales relating to product line exits and unfavorable foreign currency contributed an additional 5.8% and 3.4%, respectively, to the decline.

Operating income for the three months ended September 30, 2009 was $53.9 million, a decrease of $6.4 million, or 10.6%, from $60.3 million for the three months ended September 30, 2008. Operating income as a percentage of net sales improved to 12.0% for the three months ended September 30, 2009, compared to 11.3% for the three months ended September 30, 2008. The improvement in operating income reflects the positive impact from SG&A cost management, which contributed year-over-year operating income improvements of $10.7 million in constant currency, as well as the benefit from product line exits, partially offset by lower core sales and the adverse impact of lower production volumes.

Tools, Hardware & Commercial Products

Net sales for the three months ended September 30, 2009 were $403.8 million, a decrease of $107.6 million, or 21.0%, from $511.4 million for the three months ended September 30, 2008. Core sales declined 18.9% as sustained weakness in residential construction spending and continued softness in industrial and commercial channels negatively impacted sales volumes. Unfavorable foreign currency contributed an additional 2.1% to the sales decline.

Operating income for the three months ended September 30, 2009 was $75.3 million, or 18.6% of sales, a decrease of $6.2 million, or 7.6%, from $81.5 million, or 15.9% of sales, for the three months ended September 30, 2008. The impacts of core sales declines and lower production volumes, which, combined, adversely impacted operating income by approximately $36.8 million, were partially offset by reduced SG&A costs resulting from management of SG&A spending. The lower production volumes were primarily the result of aggressive management of inventory levels by the Company’s customers and lower sales.

Nine Months Ended September 30, 2009 vs. Nine Months Ended September 30, 2008

Consolidated Operating Results:

Net sales for the nine months ended September 30, 2009 were $4,157.2 million, representing a decrease of $861.9 million, or 17.2%, from $5,019.1 million for the nine months ended September 30, 2008. Core sales declined 9.2% compared to the prior year resulting from lower consumer foot traffic and lower product demand as well as inventory destocking at the retail level and in the commercial and industrial channels. Planned product line exits and foreign currency contributed an additional 5.5% and 3.5% to the year-over-year sales decline, respectively. The impacts of the Technical Concepts and Aprica acquisitions increased sales 1.0% over the prior year. Core sales of the Company’s domestic and international businesses declined approximately 8% and 12%, respectively, versus the prior year.

Gross margin, as a percentage of net sales, for the nine months ended September 30, 2009 was 36.7%, or $1,523.7 million, versus 33.6% of net sales, or $1,688.4 million, for the nine months ended September 30, 2008. The 310 basis point year-over-year improvement was primarily driven by the positive impact from planned product line exits, favorable input costs, and pricing actions initiated late in 2008 and early 2009, which more than offset the negative effect of reduced production volumes in the Company’s manufacturing facilities and unfavorable mix.

SG&A expenses for the nine months ended September 30, 2009 were 23.8% of net sales, or $991.1 million, versus 22.9% of net sales, or $1,148.2 million, for the nine months ended September 30, 2008. The decrease in SG&A expenses was primarily driven by the Company’s continued management of SG&A spending to mitigate the negative impact of the decline in sales, which resulted in a $129.4 million year-over-year decline in constant currency. Foreign currency represented an additional $48.9 million of the decline, and the impacts of these items were partially offset by $21.2 million of incremental SG&A costs resulting from the Technical Concepts and Aprica acquisitions.

The Company recorded restructuring costs of $87.0 million and $101.3 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in restructuring costs for the nine months ended September 30, 2009 compared to the prior year is primarily attributable to $36.0 million of asset impairment charges recorded in 2008 associated with the Company’s plan to divest, downsize or exit certain product categories where resin is the primary component of cost of products sold. The restructuring costs for the nine months ended September 30, 2009 included $24.2 million of facility and other exit costs, $41.4 million of employee severance, termination benefits and employee relocation costs, and $21.4 million of exited contractual commitments and other restructuring costs. The restructuring costs for the nine months ended September 30, 2008 included $45.3 million of facility and other exit costs, including the $36.0 million of asset impairment charges noted above, $41.5 million of employee severance, termination benefits and employee relocation costs and $14.5 million of exited contractual commitments and other restructuring costs, of which $1.4 million relates to the Company’s 2001 Restructuring Plan. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the nine months ended September 30, 2009 was 10.7% of net sales, or $445.6 million, versus 8.7% of net sales, or $438.9 million, for the nine months ended September 30, 2008. The 200 basis point year-over-year improvement is primarily attributable to the gross margin expansion.

Interest expense, net, for the nine months ended September 30, 2009 was $106.6 million versus $103.3 million for the nine months ended September 30, 2008. The $3.3 million increase in interest expense reflects higher average debt outstanding year-over-year, partially offset by lower average borrowing rates.

Other expense, net, for the nine months ended September 30, 2009 was $2.5 million versus $55.0 million for the nine months ended September 30, 2008. The $52.5 million decrease in other expense, net, is primarily attributable to $52.2 million of costs incurred during the nine months ended September 30, 2008 associated with the redemption of the Company’s $250.0 million of medium-term Reset notes during July 2008. Other expense, net, for the nine months ended September 30, 2009 included $4.7 million of costs incurred associated with the completion of tender offers to repurchase $325.0 million principal amount of medium-term notes.

The Company recognized income tax expense of $111.6 million for the nine months ended September 30, 2009, compared to $74.3 million for the nine months ended September 30, 2008. The increase in tax expense was primarily a result of higher pre-tax income, changes in the geographic mix of earnings, as well as the effect of lower tax rates applied to various discrete period expenses during the nine months ended September 30, 2009, including restructuring charges.

Business Segment Operating Results:

Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$1,771.7	$2,038.7	(13.1)%
Office Products	1,263.5	1,563.5	(19.2)
Tools, Hardware & Commercial Products	1,122.0	1,416.9	(20.8)

Total Net Sales	$4,157.2	$5,019.1	(17.2)%

Operating income (loss) by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$224.6	$183.2	22.6%
Office Products	184.2	195.9	(6.0)
Tools, Hardware & Commercial Products	180.9	222.7	(18.8)
Corporate	(57.1)	(61.6)	7.3
Restructuring Costs	(87.0)	(101.3)

Total Operating Income	$445.6	$438.9	1.5%

Home & Family

Net sales for the nine months ended September 30, 2009 were $1,771.7 million, a decrease of $267.0 million, or 13.1%, from $2,038.7 million for the nine months ended September 30, 2008. Core sales declined 3.3% as low single digit core sales growth in the Culinary Lifestyles global business unit was offset by a high single digit decline in the Décor global business unit, which continues to be impacted by softness in residential construction, as well as a mid single digit decline in the Baby & Parenting Essentials global business unit, which was adversely impacted by softness in the baby category worldwide. Net sales declined an additional 9.0% due to decreased sales in certain Rubbermaid Food & Home Products categories that the Company is exiting and 2.1% due to unfavorable foreign currency impacts. The Aprica acquisition increased sales $25.8 million, or 1.3%, compared to the prior year.

Operating income for the nine months ended September 30, 2009 was $224.6 million, or 12.7% of net sales, an increase of $41.4 million, or 22.6%, from $183.2 million, or 9.0% of net sales, for the nine months ended September 30, 2008. Operating income improved primarily due to favorable input costs, product line exits and SG&A expense management. The reduction in SG&A expenses in constant currency contributed approximately $19.6 million to the increase in operating income. The favorable impacts more than offset the adverse impacts of the core sales decline, unfavorable mix and lower production volumes in the Company’s manufacturing facilities.

Office Products

Net sales for the nine months ended September 30, 2009 were $1,263.5 million, a decrease of $300.0 million, or 19.2%, from $1,563.5 million for the nine months ended September 30, 2008. Core sales declined 7.8%, which was primarily attributable to weak consumer demand both domestically and internationally and inventory destocking at the retail level. Reduced sales relating to product line exits and unfavorable foreign currency contributed an additional 6.0% and 5.4%, respectively, to the year-over-year decline.

Operating income for the nine months ended September 30, 2009 was $184.2 million, a decrease of $11.7 million, or 6.0%, from $195.9 million, for the nine months ended September 30, 2008. Operating income as a percentage of net sales improved to 14.6% for the nine months ended September 30, 2009, from 12.5% for the nine months ended September 30, 2008. The $11.7 million decrease in operating income was primarily attributable to the impact of the core sales declines, partially offset by benefits realized from product line exits and SG&A cost management. SG&A cost management contributed year-over-year operating income improvements of $65.4 million in constant currency.

Tools, Hardware & Commercial Products

Net sales for the nine months ended September 30, 2009 were $1,122.0 million, a decrease of $294.9 million, or 20.8%, from $1,416.9 million for the nine months ended September 30, 2008. Core sales declined approximately 19.1% as the impact of inventory management by retail, commercial and industrial customers, continued softness in the residential construction market, both domestically and internationally, and sustained weakness in industrial and commercial channels negatively impacted sales volumes. Unfavorable foreign currency contributed an additional 3.6% decline, and the Technical Concepts acquisition increased sales $26.2 million, or 1.9%, versus the prior year.

Operating income for the nine months ended September 30, 2009 was $180.9 million, or 16.1% of net sales, a decrease of $41.8 million, or 18.8%, from $222.7 million, or 15.7% of net sales, for the nine months ended September 30, 2008. The impacts of core sales declines and lower production volumes, which combined adversely impacted operating income by approximately $105.0 million, were partially offset by reduced SG&A costs resulting from management of SG&A spending. The lower production volumes were primarily the result of aggressive management of inventory levels by the Company’s customers and lower sales.

Liquidity and Capital Resources

Cash and cash equivalents increased (decreased) as follows for the nine months ended September 30, (in millions):

	2009	2008

Cash provided by operating activities	$415.7	$243.0
Cash used in investing activities	(114.0)	(776.1)
Cash (used in) provided by financing activities	(269.0)	428.0
Currency effect on cash and cash equivalents	4.9	(3.5)

Increase (decrease) in cash and cash equivalents	$37.6	$(108.6)

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheets.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuances of debt and use of available borrowing facilities.

Cash provided by operating activities for the nine months ended September 30, 2009 was $415.7 million compared to $243.0 million for the nine months ended September 30, 2008. This improvement is primarily attributable to the following: (i) working capital improvements, driven primarily by $153.7 million of cash provided by reducing inventories in 2009 compared to $85.4 million used to build inventories in 2008; (ii) an approximate $75.0 million decrease in payments in 2009 compared to 2008 for annual performance-based compensation, which is generally paid in the first quarter of the year based on the previous year’s results; and (iii) the timing of cash payments for taxes and other accrued liabilities. Cash provided by operating activities for the nine months ended September 30, 2009 is net of a $75.0 million voluntary cash contribution the Company made to its primary U.S. defined benefit pension plan and $98.3 million paid to settle foreign exchange contracts on intercompany financing arrangements and cross currency interest rate swaps.

During the nine months ended September 30, 2009, the Company received proceeds of $827.3 million from the issuance of debt compared to $1,317.6 million in the nine months ended September 30, 2008. In March 2009, the Company completed the offering and sale of $300.0 million unsecured and unsubordinated notes and $345.0 million convertible senior notes. The $624.3 million of net proceeds from these note issuances were used to complete the convertible note hedge transactions and tender offers to repurchase $325.0 million principal amount of medium-term notes and will be used to repay maturing debt and for general corporate purposes. Also related to the issuance of the convertible senior notes, the Company entered into warrant transactions in which the Company sold warrants to third parties for approximately $32.7 million. See Footnotes 5 and 6 of the Notes to Condensed Consolidated Financial Statements for additional information on these transactions. During the nine months ended September 30, 2009, the Company borrowed $70.0 million under a 364-day receivables facility that was completed in September 2009 and borrowed and repaid $125.0 million under its syndicated revolving credit facility (the “Revolver”). See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for additional information on these transactions. During the nine months ended September 30, 2008, the Company completed the issuance of $500.0 million of senior notes due 2013 and $250.0 million of senior notes due 2018 and entered into a $400.0 million credit agreement, under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”).

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made aggregate payments on short-term debt, the Term Loan, medium-term notes, and the Revolver of $969.3 million and $711.0 million during the nine months ended September 30, 2009 and 2008, respectively. The $969.3 million of repayments in the nine months ended September 30, 2009 includes $329.7 million used to complete tender offers to repurchase $180.1 million principal amount of the $250.0 million medium-term notes due December 2009 and $144.9 million principal amount of the $250.0 million medium-term notes due May 2010 (the “Tender Offers”), the $448.0 million repayment of the floating-rate note issued under the Company’s 2001 receivables facility, the repayment of $125.0 million of borrowings under the Revolver, and a $50.0 million principal payment on the Term Loan. Also, as part of the convertible note hedge transactions entered into in March 2009, the Company purchased call options from third parties for $69.0 million. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for additional information on the call option transaction.

Aggregate dividends paid were $57.3 million and $176.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Capital expenditures were $107.7 million and $122.1 million for the nine months ended September 30, 2009 and 2008, respectively. The largest single capital project in both 2009 and 2008 was the implementation of SAP.

The Company purchased noncontrolling interests in consolidated subsidiaries for $29.0 million during the nine months ended September 30, 2009.

Cash used for restructuring activities and cash used to settle foreign exchange contracts and cross currency interest rate swaps are included in changes in accrued liabilities and other in the Condensed Consolidated Statements of Cash Flows. Cash used for restructuring activities was $62.3 million and $46.7 million for the nine months ended September 30, 2009 and 2008, respectively, which primarily relates to employee termination benefits. The Company paid approximately $98.3 million to settle foreign exchange contracts on intercompany borrowings and cross currency interest rate swaps during the nine months ended September 30, 2009.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•

Cash and cash equivalents at September 30, 2009 were $313.0 million, and the Company had $690.0 million and $130.0 million of borrowing capacity under its Revolver and new receivables facility, respectively.

•

Working capital at September 30, 2009 was $331.0 million compared to $159.7 million at December 31, 2008, and the current ratio at September 30, 2009 was 1.17:1 compared to 1.07:1 at December 31, 2008. The increase in working capital and the current ratio is primarily due to net cash realized from the Company’s financing activities and the repayment of current maturities of debt during the nine months ended September 30, 2009 as well as cash flows generated from operating activities during the period.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. For this purpose, the Company defines total debt to total capitalization as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was .56:1 at September 30, 2009 and .62:1 at December 31, 2008.

Over the long-term, the Company plans to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay certain debt maturities. In addition, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share during 2009 to enhance its liquidity and to maintain its investment grade credit rating.

Borrowing Arrangements

During the nine months ended September 30, 2009, the Company enhanced its liquidity and financial position by completing the issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible senior notes. Proceeds from these offerings were used to complete the convertible note hedge transactions and to complete the Tender Offers and will be used to repay maturing debt and for general corporate purposes. In addition, in September 2009 the Company completed a new 364-day receivables facility that provides for borrowings of up to $200.0 million. As of September 30, 2009, $70.0 million was outstanding and $130.0 million was available for borrowing under the new receivables facility. In connection with the completion of the new receivables facility, the Company repaid the $448.0 million floating rate note outstanding under the previous receivables facility.

The Company’s Revolver expires in November 2012. As of September 30, 2009, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million of borrowing capacity. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with turmoil in the credit markets, may preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of September 30, 2009, there was no commercial paper, borrowings or standby letters of credit outstanding under the Revolver. As of September 30, 2009, the Company could access the full borrowing capacity available under the Revolver and utilize the $690.0 million for general corporate purposes without exceeding the debt to total capitalization limits in its financial covenants.

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary non-financial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary non-financial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As of September 30, 2009, the Company had complied with all covenants under the indentures and its other borrowing arrangements. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt decreased $212.4 million to $2.7 billion as of September 30, 2009 from $2.9 billion as of December 31, 2008. The net decrease was attributable to a $325.0 million reduction in outstanding debt as a result of the completion of the Tender Offers, the repayment of the $448.0 million floating-rate note outstanding under the Company’s previous receivables facility, as well as a $50.0 million repayment on the Term Loan. These decreases were partially offset by the March 2009 issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible notes, which have a carrying value of $281.5 million at September 30, 2009, as well as borrowings of $70.0 million under the new receivables facility.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million. The completion of the replacement facility was coincident with the September 2009 repayment of the $448.0 million floating rate note outstanding under the Company’s previous receivables facility.

As of September 30, 2009, the Company had $634.3 million of short-term debt, including $70.0 million outstanding under the receivables facility, $69.9 million of medium-term notes that mature in December 2009, $105.1 million of medium-term notes that mature in May 2010, and a $100.0 million principal payment due on the Term Loan in September 2010. In addition, because the closing sale price of the Company’s common stock exceeded $11.19 for more than 20 of the last 30 consecutive trading days in the three months ended September 30, 2009, the convertible notes are convertible at the option of the holders of the notes at any time during the three months ended December 31, 2009. Since conversion of the notes is outside the control of the Company, the carrying value of the convertible notes, $281.5 million, is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet at September 30, 2009.

Reset Notes

In July 1998, the Company issued $250.0 million of medium-term notes, maturing in July 2028 with interest payable semi-annually (the “Reset notes”). The Reset notes contained a coupon rate reset feature occurring at two ten-year intervals, July 2008 and July 2018. The Reset notes contained a coupon rate of 6.35% through the first interest reset date of July 2008. In addition, the Reset notes contained an embedded remarketing option pursuant to which a third party could call the Reset notes at par at the end of each ten-year remarketing interval, and the third party or another securities dealer could remarket the Reset notes at a reset coupon rate which would result in the third party realizing proceeds for the remarketed notes in an amount approximately equal to the discounted present value of a $250.0 million ten year note with a coupon of 5.485%, discounted at the 10-year treasury note yield to maturity prevailing at the time of remarketing. In the event the remarketing option at the end of each remarketing interval was not exercised, the Reset note holders were required to put the Reset notes back to the Company at a price of par.

The embedded remarketing option was accounted for separately, as it was deemed a purchase by the Company of a transferable, freestanding call option from the Reset note investors and the Company’s concurrent transfer of the freestanding call option to the third party. As a result, the remarketing option, which provided for the call and remarketing of the Reset notes, was in effect a contract between the third party and the Reset note holders that allowed the third party to call the Reset notes from the holders at par at the end of each ten-year remarketing interval and remarket the Reset notes. The fair value of the remarketing option purchased by the Company from the Reset note investors at the date of issuance was determined based on the amount the third party paid the Company for the remarketing option. In summary, at issuance the Company was cash neutral with respect to the remarketing option but implicitly issued the Reset notes at a premium because the investors purchased the Reset notes from the Company simultaneous with the Company purchasing the remarketing option from the investors (which the Company concurrently monetized by selling it to a third party). As a result, the Reset notes carried a premium at issuance, and the Company recognized no gain or loss upon issuance of the Reset notes.

In connection with the issuance of the Reset notes in July 1998, the Company entered into an agreement with the third party that afforded the Company the right to purchase the remarketing option from the third party at the end of each ten-year remarketing interval at its then fair value in order to avoid the remarketing of the Reset notes. The Company exercised this right in July 2008 to avoid the third party calling and remarketing the Reset notes. The Company redeemed the $250.0 million of Reset notes in July 2008 because prevailing interest rates as of the July 2008 remarketing date would have resulted in the third party exercising the remarketing option and calling the Reset notes at par, and the Reset notes subsequently being remarketed. The Reset notes would have been remarketed at a premium to par in order for the third party to realize the discounted present value described above in the remarketing. A note priced at a premium to par would carry a coupon rate greater than the rate carried by a security priced at par. Accordingly, the coupon rate arising from a potential remarketing was estimated to approximate 9.0%, exceeding the Company’s then incremental borrowing rate of 6.25% for comparable debt. To achieve a lower net cost of borrowing, in July 2008, the Company redeemed the Reset notes and recorded a loss on extinguishment of the Reset notes of $52.2 million associated with the purchase of the embedded remarketing option from the third party.

The Company did not have any Reset notes outstanding as of December 31, 2008 or September 30, 2009.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. During the three months ended September 30, 2009, the Company made a $75.0 million voluntary cash contribution to its primary U.S. defined benefit pension plan in order to improve the overall funded status of the plan. The Company’s contribution to its U.S. pension plan is in addition to the $25.0 million of contributions expected to be made to the Company’s other pension plans in 2009. Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets.

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

Outlook

For the year ending December 31, 2009, the Company expects to generate cash flows from operations of approximately $550.0 million after restructuring cash payments of approximately $100.0 million. The Company plans to fund capital expenditures of approximately $150.0 million, which include expenditures associated with the implementation of SAP.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, and availability under the Revolver and receivables facility will be adequate to support the cash needs of existing businesses.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2028. During the nine months ended September 30, 2009, the Company issued $345.0 million of convertible senior notes due 2014 and $300.0 million of medium-term notes due 2019 and entered into a new receivables facility providing for maximum borrowings of up to $200.0 million. In addition, the Company has conducted and completed tender offers to repurchase $325.0 million principal amount of medium-term notes and repaid the $448.0 million note outstanding under its previous receivables facility. Additional details regarding the debt obligations are provided in Footnote 5 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the effect the Company’s outstanding debt obligations as of September 30, 2009 are expected to have on the Company’s cash flow in the indicated period as well as the timing of interest payments on borrowings outstanding, adjusted to give effect to the financing transactions completed during the nine months ended September 30, 2009 (in millions):

	Payments Due in Year Ending December 31,

			2010 and	2012 and	2014 and
	Total	2009 (1)	2011	2013	Later

Debt and Capital Lease Obligations (2)	$2,666.9	$428.0	$461.2	$773.0	$1,004.7
Interest on debt (3)	$1,227.9	$57.5	$285.4	$229.6	$655.4

(1)	Represents amounts due for the remainder of 2009 as of September 30, 2009.

(2)

Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of September 30, 2009. For further information relating to these obligations, see Footnote 5 of the Notes to Condensed Consolidated Financial Statements. The $345.0 million of convertible senior notes are included in the table for the period ending December 31, 2009 since the convertible senior notes are convertible during the fourth quarter of 2009. Provisions of the convertible senior notes entitle the holders to convert their notes during specified periods if certain conditions are met, and since such conditions were met, the convertible senior notes are convertible from October 1, 2009 through December 31, 2009. The convertible senior notes may be convertible in future periods and mature in March 2014 if not earlier converted.

(3)

Amounts represent estimated interest payable on borrowings outstanding as of September 30, 2009, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $1.0 billion of medium-term notes. Interest on floating rate debt was estimated using the rate in effect as of September 30, 2009.

There were no material changes to the Company’s other commitments and obligations, including lease commitments and purchase obligations, during the nine months ended September 30, 2009.

Critical Accounting Policies

Goodwill & Other Indefinite-Lived Intangible Assets

Goodwill

The Company performs its impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are one level below the operating segment level. In connection with the Company’s realignment of its businesses under a Global Business Unit (“GBU”) structure, the Company redefined its reporting units where necessary to align with the GBU structure effective January 1, 2009. Reporting units in the Office Products segment and certain reporting units in the Tools, Hardware, and Commercial Products segment that were geographically aligned were impacted by the realignment. The goodwill of these geographically-aligned reporting units was reallocated to reporting units defined under the GBU structure on a relative fair value basis. The Company has not had any other material changes to the reporting units identified and used to test goodwill for impairment since January 1, 2006 due to restructuring activities or otherwise. Acquired businesses, including goodwill arising from such transactions, are integrated into the Company’s existing reporting units.

After the realignment of the reporting units and the reallocation of goodwill, the Company had 13 reporting units with total goodwill of $2.8 billion as of September 30, 2009. Five of the Company’s 13 reporting units accounted for approximately 70 percent of the Company’s total goodwill. These five reporting units were as follows: Baby & Parenting Essentials; Rubbermaid Commercial Products; Industrial Products & Services; Markers, Highlighters, Art & Office Organization; and Office Technology.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company’s reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment were necessary during the first nine months of 2009, due to declining macroeconomic conditions, significant reductions in reporting units’ expected sales and profitability, or otherwise.

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

The EBITDA multiple observed in the marketplace for recent transactions ranged from 9 to 11 for the annual impairment test as of July 1, 2009. For the July 1, 2009 impairment test, the Company adjusted the EBITDA multiples from the observed multiples, generally to multiples ranging from 6 to 12 so that the aggregate value of all reporting units relative to the Company’s total market value resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit’s market position, brand awareness, gross and operating margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company’s equity market value at July 1, 2009 of approximately $3.0 billion was significantly in excess of its book value of stockholders’ equity of approximately $1.8 billion. For the impairment test as of July 1, 2009, if each reporting unit’s EBITDA multiple were reduced by 0.5 from the 6 to 12 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value three of its reporting units for the annual impairment test as of July 1, 2009, Industrial Products & Services, Everyday Writing and Fine Writing because these reporting units are executing significant restructuring projects or the reporting unit’s financial results are significantly impacted by economic cycles. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value reporting units in 2009, the Company generally used average compound long-term sales growth rates ranging from 2% to 3%, average operating margins ranging from 13% to 26%, and discount rates ranging from 11% to 12%. The Company concluded these three reporting units passed step one of the goodwill impairment test based on the values determined using the discounted cash flow approach.

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

If the discount rates used to estimate the fair value of the Industrial Products & Services, Everyday Writing, and Fine Writing reporting units increased 100 basis points, the estimated fair values of the reporting units would have declined by $63 million, $63 million, and $30 million, respectively. If the discount rates were increased by 100 basis points, all three reporting units would still have passed step one of the goodwill impairment test.

The Company has one reporting unit, Baby & Parenting Essentials, whose estimated fair value at July 1, 2009 exceeded net assets by less than 10% of the reporting unit’s net assets using the adjusted EBITDA multiple or discounted cash flow value, as applicable. The Baby & Parenting Essentials reporting unit has goodwill of $416 million as of July 1, 2009. If the EBITDA multiple used to estimate the fair value of Baby & Parenting Essentials reporting unit were reduced by 1.0, the estimated fair value of the reporting unit would have been approximately 1% less than the net assets of the reporting unit. Additional valuation procedures would have been required to determine whether Baby & Parenting Essentials’ goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.

The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of Baby & Parenting Essentials. The Company continues to monitor whether these initiatives are being executed as planned and improve its financial performance. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with Baby & Parenting Essentials in future periods. Baby & Parenting Essentials has been adversely impacted by inflation and costs incurred to comply with recently enacted child safety legislation in North America, and continues to integrate two acquired international businesses. Baby & Parenting Essentials has undertaken and is executing restructuring projects to reduce supply chain costs and administrative overhead worldwide and has taken steps to minimize the impact inflation has on its operating results, and to reduce inventories. These efforts are being taken to reduce the working capital investment required in the short-term and improve profitability over the mid- to long-term.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets totaled $320 million as of July 1, 2009. The Company assesses the fair value of its indefinite-lived intangible assets using a discounted cash flow model based on royalties estimated to be derived in the future use of the asset were the Company to license the use of the trademark or trade name. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2009 and concluded none of the assets were impaired.

The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade names. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2009 is not required.

Potential for Future Impairments

The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders’ equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, deflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products;

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

Item 4. Controls and Procedures

As of September 30, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

The internal control over financial reporting at certain North American operations of the Company’s Tools, Hardware & Commercial Products segment changed during the quarter ended September 30, 2009 due to the implementation of SAP. The implementation was successful and did not have an adverse effect on the Company’s internal control over financial reporting. There were no other material changes in internal control over financial reporting at the Company’s other businesses that occurred during the quarter ended September 30, 2009. Implementation of SAP will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number / Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

7/1/09-7/31/09	994	$10.67	—	—
8/1/09-8/31/09	3,170	12.96	—	—
9/1/09-9/30/09	1,024	10.90	—	—

Total	5,188	$12.11	—	—

(1)

None of these transactions were made pursuant to a public announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock, which are repurchased by the Company based on their fair market value on the vesting date.

Item 6. Exhibits

10.1

Separation Agreement and General Release dated as of October 8, 2009 by and between the Company and J. Patrick Robinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2009).

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

NEWELL RUBBERMAID INC.
Registrant

Date: November 9, 2009	/s/ J. Patrick Robinson
J. Patrick Robinson
Chief Financial Officer