Form 10-K
period 2009-12-31
NEWELL RUBBERMAID INC
filed 2010-03-01
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009	COMMISSION FILE NUMBER 1-9608

NEWELL RUBBERMAID INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 418-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐     No  ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

There were 277.8 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2010. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2009) beneficially owned by non-affiliates of the Registrant was approximately $2.89 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 11, 2010.

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

GENERAL

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin®, Lenox® and Technical Concepts™. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. To support its multi-year transformation into a best-in-class global consumer branding and marketing organization, the Company has adopted a strategy that focuses on optimizing the business and product portfolio, building consumer-meaningful brands on a global scale, and achieving best cost and efficiency in its operations.

Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.

STRATEGIC INITIATIVES

Optimize the Portfolio

The Company continues to optimize its portfolio by reducing its exposure to non-strategic businesses and product lines, thereby enhancing the growth opportunities and profitability of the overall portfolio. The Company seeks to build a portfolio of businesses that satisfy several key strategic criteria, including consumer-meaningful brands, product categories that respond to innovation and product differentiation, strong margin and growth potential, global categories, favorable customer and channel dynamics, valued intellectual property and synergies with the Company’s core product categories and competencies.

Using the above criteria, the Company routinely reviews its businesses and product offerings to assess their strategic fit. The Company has reduced its exposure to non-strategic product categories by rationalizing and exiting the low-margin, low-value-add areas of the business, which primarily include products where input costs are a higher percentage of the cost of the product and where the consumer’s willingness to pay for innovation is low. The Company’s strategic focus is on building strong, consumer-meaningful brands, and the non-strategic product categories are generally commoditized and are less responsive to brand investment and product innovation. Over the past several years, the Company has substantially exited the portion of the portfolio that falls into the commoditized category, including the rationalization and exit of certain resin-intensive, commoditized product categories in 2009. The recent portfolio optimization activities resulted in net sales being more than $300 million less in 2009 compared to 2008. Exiting non-strategic and commoditized product categories has allowed the Company to focus on its portfolio of Brands That Matter™.

The Company will continue to evaluate the strategic fit of its products, and, when appropriate, strategic acquisitions that can accelerate the migration of its portfolio to faster-growing, higher-margin businesses with greater presence in international markets.

Build Consumer-Meaningful Brands

The Company is committed to building consumer-meaningful brands by embracing a consumer-driven innovation process, developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand-building activities. As part of the consumer-driven innovation process, the Company invests in research and development to better understand its target consumers and their needs. The consumer insights gained from this investment are used to develop focused brand strategies and to create products that deliver meaningful solutions. In spite of the recent deterioration in the worldwide economy, the Company continued to invest in product development. While the Company’s sales declined in 2009 compared to 2008, the Company invested more than $110 million in product development in 2009, similar to the level of investment in 2008. This continued focus on consumer-driven innovation and product development resulted in the launch and support of several notable new products in 2009, including:

•

Rubbermaid Lock-its™ food storage containers, an extension of the brand’s Easy Find Lids™ system, feature four locking tabs and a built-in rubberized gasket to create a secure seal that prevents spills and keeps food fresh.

•

The Rubbermaid Hygen™ System, a comprehensive microfiber cleaning program from Rubbermaid Commercial Products, provides innovative solutions for proven performance in maintaining healthy, safe environments.

•	The Graco Blossom™ 4-in-1 Seating System is designed to adjust to growing children’s seating needs, transforming seamlessly from highchair to infant feeding booster to toddler booster to youth chair.

•	Lenox’s T2 Technology™ Reciprocating Saw Blades and Hacksaw Blades, the longest lasting blades on the market.

•

Paper Mate’s Flexgrip Ultra® ballpoint pens, Write Bros® ballpoint pens and DryLine® Grip correction tape, an updated line of environmentally friendlier writing essentials made of up to 80% recycled materials.

By embracing the consumer-driven innovation process, the Company will continue to introduce innovative new products that meet consumers’ needs, strengthen its brands and drive sustainable growth.

The Company continues to employ resources to create best-in-class branding and marketing capabilities across the Company. The Company has created a detailed blueprint and roadmap for achieving brand-building excellence over time. Each business unit is tasked with evaluating its brands against best-in-class metrics, using a common framework and methodology, and developing a comprehensive plan to achieve the targeted goals.

The Company is committed to investing in strategic brand-building activities such as research and development, marketing, and advertising and promotion to enhance consumer-driven innovation, create a more effective marketing organization and increase consumer awareness and demand for its products.

Achieve Best Cost and Efficiency

The Company’s objective is to achieve best cost in operations and leverage its scale to accelerate adoption of best-in-class practices and reduce costs in nonmarket-facing activities. Achieving best cost across the organization will enable the Company to improve its competitive position, generate funds for increased investment in strategic brand-building initiatives, and preserve cash and liquidity. Through the Project Acceleration restructuring program and other initiatives, the Company has reduced the number of manufacturing facilities, increased the use of strategic sourcing partners and improved capacity utilization rates to deliver productivity savings. In order to achieve logistical excellence and optimize its geographic footprint, the Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. Through December 31, 2009, the Company has recognized approximately $160 million of cumulative annualized savings from Project Acceleration, and expects total savings in excess of $200 million once the program is fully implemented at the end of 2010. Project Acceleration is expected to result in cumulative restructuring costs of $475 million to $500 million over the life of the initiative. The Company has incurred $421 million of restructuring costs under Project Acceleration through December 31, 2009 and expects to incur between $60 million and $80 million of additional costs to complete Project Acceleration.

The Company has focused on optimizing its organizational structure to reduce structural selling, general and administrative (“SG&A”) expenses and better manage its working capital. The centerpiece of the Company’s organizational structure is the Global Business Unit (“GBU”). Each of the Company’s GBUs supports one or more of the Company’s key brands worldwide, with a focus on developing and marketing differentiated products designed to meet consumers’ needs. The GBU structure positions the business units to leverage research and development, branding, marketing and innovation on a global basis and facilitates the Company’s objective of optimizing working capital, as it facilitates better management of worldwide inventory levels. The Company continues to evaluate and optimize non-strategic SG&A expenditures throughout the organization to enable continuing investments in brand-building activities.

The Company strives to leverage the common business activities and best practices of its GBUs, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company seeks to benefit from the cost reductions achieved through horizontal integration and economies of scale. To improve efficiency, enable greater sharing of best practices, and make it easier to leverage talent across the organization, the Company has co-located GBUs and corporate functions into one global headquarters building and has consolidated several offices for the European and Asia-Pacific regional headquarters, respectively. For similar reasons, the Company has established regional shared services centers to leverage nonmarket-facing functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance. Through these centralization efforts, the Company is focused on building a common culture centered on consumer-focused brand building, collaboration, diversity and people development, and best-in-class results.

To further enhance productivity, the Company is in the process of migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP will enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, the North American operations of 10 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, with the majority of the Company’s remaining North American operations scheduled to go live in 2010.

BUSINESS SEGMENTS

In the first quarter of 2009, the GBUs within the previously reported Cleaning, Organization & Décor segment were reorganized into the Tools & Hardware and Home & Family segments. The Rubbermaid Commercial Products GBU was transferred to the newly named Tools, Hardware & Commercial Products segment, and the Rubbermaid Consumer Products (formerly the Rubbermaid Food & Home Products GBU) and Décor GBUs were transferred to the Home & Family segment. The reorganization allows the Company to realize structural SG&A and commercialization efficiencies. The Company’s reportable segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels.

The Company’s business segments for 2009 were as follows:

Segment	Key Brands	Description of Products
Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®

Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage, and home storage products

Office Products	Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®

Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, interactive teaching solutions, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products	Lenox®, Irwin®, Rubbermaid® Commercial Products, Technical Concepts™

Hand tools, power tool accessories, industrial bandsaw blades, propane torches, and manual paint applicators; window hardware; cleaning and refuse products, hygiene systems and material handling solutions

Home & Family

The Company’s Home & Family segment comprises the following GBUs: Rubbermaid Consumer Products; Baby & Parenting Essentials; Décor; Culinary Lifestyles; and Beauty & Style. Rubbermaid Consumer Products designs, manufactures, packages and distributes indoor/outdoor organization products, and food and home storage products. Baby & Parenting Essentials designs, manufactures or sources, packages and distributes infant and juvenile products such as swings, highchairs, car seats, strollers and playards. Décor designs, manufactures or sources, packages and distributes window treatments, drapery hardware and cabinet hardware. Culinary Lifestyles primarily designs, manufactures or sources, packages and distributes aluminum and stainless steel cookware, bakeware, cutlery, small kitchen electrics, and kitchen gadgets and utensils. Beauty & Style designs, sources, packages and distributes hair care accessories and grooming products.

Rubbermaid Consumer Products primarily sells its products under the trademarks Rubbermaid®, Roughneck® and TakeAlongs®. Baby & Parenting Essentials primarily sells its products under the trademarks Graco®, Teutonia® and Aprica®. Décor primarily sells its products under the trademarks Levolor®, Kirsch® and Amerock®. Culinary Lifestyles primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, Calphalon®One™ and Katana™. Beauty & Style markets its products primarily under the trademarks Goody®, Ace® and Solano®.

The Home & Family GBUs primarily market their products directly to mass merchants and specialty, grocery/drug and department stores.

Office Products

The Company’s Office Products segment comprises the following GBUs: Markers, Highlighters, Art & Office Organization; Everyday Writing & Coloring; Technology; and Fine Writing & Luxury Accessories. These businesses primarily design, manufacture or source, package and distribute writing instruments and office solutions, primarily for use in the business and home.

Markers, Highlighters, Art & Office Organization products include permanent/waterbase markers, dry erase markers, highlighters, and art supplies and are primarily sold under the trademarks Sharpie®, Expo®, Sharpie® Accent®, Vis-à-Vis®, Eberhard Faber®, Berol® and Prismacolor®. Everyday Writing products include ballpoint pens and inks, roller ball pens, mechanical pencils and correction fluids and are primarily sold under the trademarks Paper Mate®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Sharpie®, Eberhard Faber®, Berol®, Reynolds® and Liquid Paper®. Technology products include on-demand labeling products, online postage, card scanning solutions and interactive teaching solutions, and are primarily sold under the trademarks Dymo®, Endicia™, CardScan® and Mimio®. Fine Writing & Luxury Accessories products include fine writing instruments and luxury accessories and are primarily sold under the trademarks Parker®, Waterman® and Rotring®.

The Office Products GBUs primarily market their products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers and other retailers.

Tools, Hardware & Commercial Products

The Company’s Tools, Hardware & Commercial Products segment comprises the following GBUs: Commercial Products; Construction Tools & Accessories; Industrial Products & Services; and Hardware. These businesses design, manufacture or source, package and distribute cleaning and refuse products, hygiene systems, hand tools and power tool accessories, industrial bandsaw blades, soldering tools and accessories, propane torches, manual paint applicator products, and window and door hardware.

Commercial Products primarily sells its cleaning and refuse products and hygiene systems under the trademarks Rubbermaid®, Brute® and Technical Concepts™. Construction Tools & Accessories products include hand tools and power tool accessories primarily sold under the trademarks Irwin®, Vise-Grip®, Marathon®, Quick-Grip®, Unibit® and Strait-Line®. Industrial Products & Services products include cutting and drilling accessories and industrial bandsaw blades as well as soldering tools and accessories primarily sold under the Lenox® trademark. Hardware products include paint applicator products, propane torches and window and door hardware primarily sold under the trademarks Shur-Line®, BernzOmatic® and Bulldog®.

The Tools, Hardware & Commercial Products GBUs primarily market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware and commercial products distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.

NET SALES BY BUSINESS SEGMENT

The following table sets forth the amounts and percentages of the Company’s net sales for the years ended December 31, 2009, 2008 and 2007(in millions, except percentages) (including sales of acquired businesses from the time of acquisition), for the Company’s three business segments.

	2009	% of Total	2008	% of Total	2007	% of Total

Home & Family	$2,377.2	42.6%	$2,654.8	41.0%	$2,610.8	40.7%
Office Products	1,674.7	30.0	1,990.8	30.8	2,026.2	31.6
Tools, Hardware & Commercial Products	1,525.7	27.4	1,825.0	28.2	1,770.3	27.7

Total Company	$5,577.6	100.0%	$6,470.6	100.0%	$6,407.3	100.0%

Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 12% of consolidated net sales for the year ended December 31, 2009 and 13% of consolidated net sales for each of the years ended December 31, 2008 and 2007, substantially across all segments. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 19 of the Notes to Consolidated Financial Statements.

OTHER INFORMATION

Multi-Product Offering

The Company’s broad product offering in multiple categories permits it to more effectively meet the needs of its customers. With families of leading brand names and profitable and innovative new products, the Company can assist volume purchasers in selling a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income and encourage impulse buying by retail consumers.

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

The Company strives to enhance its relationships with customers through exceptional customer service. The Company’s ability to provide superior customer service is a result of its supply chain, information technology and marketing and merchandising programs that are designed to enhance the sales and profitability of its customers and provide consistent on-time delivery of its products.

A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. Retailers frequently purchase on a “just-in-time” basis in order to reduce inventory carrying costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers and suppliers need to more closely anticipate consumer buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through more responsive sourcing, manufacturing and distribution capabilities and electronic communications.

Foreign Operations

Information regarding the Company’s 2009, 2008 and 2007 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A of this report and is incorporated by reference herein.

The Company’s Office Products segment has operations in Venezuela, and the primary currency used by the Venezuelan operations to transact business is the Venezuelan Bolivar. Through December 1, 2009, the Company used the official exchange rate in Venezuela to translate its Venezuelan operations’ financial statements into U.S. Dollars, and using the official exchange rate, the Venezuelan operations generated net sales of approximately $65 million and operating income of approximately $25 million in 2009. Based on the challenges the Company has faced in repatriating Venezuelan earnings to the U.S. and other facts and circumstances, the Company adopted the parallel rate to translate its Venezuelan financial statements into U.S. Dollars, effective December 1, 2009. In December 2009, the parallel exchange rate of Venezuelan Bolivars to U.S. Dollars was approximately three times the official rate. Due solely to the change in exchange rates used to translate Venezuelan Bolivar financial statements in December 2009 (i) net assets, including cash, declined approximately $30 million during the quarter ended December 31, 2009 and (ii) the Company’s 2010 sales and operating income are anticipated to decline an estimated 1% and 3%, respectively, compared to the year ended December 31, 2009 due to the ongoing translation of the Venezuela Bolivar at the parallel rate.

Effective January 1, 2010, Venezuela’s economy has been characterized as highly inflationary because its three-year cumulative inflation has exceeded 100%. As a result, changes in the U.S. Dollar value of the Company’s Venezuelan Bolivar net assets attributable to fluctuations in the parallel rate will be recorded as gains or losses in the statement of operations rather than in other comprehensive income (loss) in stockholders’ equity.

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. The Company’s resin purchases are principally comprised of polyethylene and polypropylene in roughly equal quantities. Over the long-term, the Company has experienced inflation in raw material prices, and the Company expects inflation pressures in 2010. The Company has reduced the volume of its resin purchases through rationalizing and exiting product lines.

The Company is also placing increasing reliance on third-party manufacturers as a source for finished goods. In a limited number of cases, such manufacturers supply substantially all of the finished goods for a product line. In particular, the Home & Family segment’s Baby & Parenting Essentials GBU relies on a third-party manufacturer for a significant portion of certain of its products.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Backlog

The dollar value of unshipped factory orders is not material.

Seasonal Variations

The Company’s sales and operating income in the first quarter are generally lower than any other quarter during the year, driven principally by reduced demand for certain of the Company’s products in the quarter.

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Graco®,” “Aprica®,” “Levolor®,” “Calphalon®,” “Goody®,” “Sharpie®,” “Paper Mate®,” “Dymo®,” “Parker®,” “Waterman®,” “Irwin®,” “Lenox®,” and “Technical Concepts™.”

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

Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and to source and sell products, under their own private label brands, that compete with products of the Company. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction of innovative new products and continuing improvements in category management and customer service. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well- established.

The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands and differentiated products; delivering superior customer service and consistent on-time delivery; outsourcing certain production to low-cost suppliers and lower-cost countries where appropriate; and experienced management.

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; and contract stationers. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 12% of net sales in 2009, across substantially all GBUs. The Company’s top ten customers in 2009 included (in alphabetical order): Bed Bath & Beyond, Lowe’s, Office Depot, OfficeMax, Staples, Target, The Home Depot, Toys ‘R’ Us, W.W. Grainger and Wal-Mart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

Information regarding the Company’s research and development costs for each of the past three years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Employees

As of December 31, 2009, the Company had approximately 19,500 employees worldwide, of whom approximately 2,700 are covered by collective bargaining agreements or are located in countries which have collective arrangements decreed by statute.

ITEM 1A.	RISK FACTORS

The factors that are discussed below, as well as the matters that are generally set forth in this report on Form 10-K and the documents incorporated by reference herein, could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company is subject to risks related to its dependence on the strength of retail, commercial and industrial sectors of the economy in various parts of the world.

The Company’s business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Central and South America, and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With continuing challenging economic conditions in the U.S. and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have a material adverse effect on demand for the Company’s products as well as its financial condition and results of operations. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact the Company’s business.

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

The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers that have strong negotiating power with suppliers. Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices, and delivering products with shorter lead times. Other trends are for retailers to import products directly from foreign sources and to source and sell products, under their own private label brands, that compete with the Company’s products.

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

If the Company is unable to commercialize a continuing stream of new products that create consumer demand, the Company’s ability to compete in the marketplace may be adversely impacted.

The Company’s long-term success in the competitive retail environment depends on its ability to develop and commercialize a continuing stream of innovative new products that create consumer demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes investment in new product development and a focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth in sales or operating income.

If the Company does not continue to develop and maintain consumer-meaningful brands, its operating results may suffer.

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company’s retailer customers will need the Company’s products to meet consumer demand. Consumer-meaningful brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands requires significant investment in brand-building and marketing initiatives. While the Company plans to increase its expenditures for advertising and other brand-building and marketing initiatives over the long term, the increased investment may not deliver the anticipated results.

Price increases in raw materials and sourced products could harm the Company’s financial results.

The Company purchases raw materials, including resin, principally polyethylene and polypropylene, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Also, as part of its strategy to achieve best total cost, the Company increasingly relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company’s productivity gains and could materially impact the Company’s financial results.

The Company’s plans to continue to improve productivity and streamline operations may not be successful, which would adversely affect its ability to compete.

The Company’s success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline non-strategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. Project Acceleration includes the anticipated closures of certain manufacturing and distribution facilities. In addition, the Company continuously explores ways to best leverage its functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance in order to improve efficiency and reduce costs. The Company runs the risk that Project Acceleration and other corporate initiatives aimed at streamlining operations and processes, cost reduction, and improving overall financial results may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated. It is also possible that other major productivity and streamlining programs may be required after such projects are completed. In addition, disruptions in the Company’s ability to supply products on a timely basis, which may be incidental to any problems in the execution of Project Acceleration or other programs, could adversely affect the Company’s future results.

If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company’s future growth could be adversely impacted.

Although the Company has, in recent years, increasingly emphasized internal growth rather than growth by acquisition, the Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings and operating income improvements within a reasonable period of time, remain important factors in the Company’s future growth. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the Company’s financial position and uncertainty in global credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital.

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

International operations, especially in Europe, but also in Asia, Central and South America and Canada, are important to the Company’s business. The Company is expanding from a U.S.-centric business model to one that includes international growth as an increasing focus. In addition, as the Company increasingly sources products in low-cost countries, particularly in Asia, it is exposed to additional risks and uncertainties. Foreign operations can be affected by factors such as currency devaluation; other currency fluctuations; tariffs; nationalization; exchange controls; interest rates; limitations on foreign investment in local business; and other political, economic and regulatory risks and difficulties. The Company also faces risks due to the transportation and logistical complexities inherent in increased reliance on foreign sourcing.

Venezuelan government approval for currency conversion into U.S. Dollars has recently been delayed, resulting in higher cash balances within the Company’s Venezuelan subsidiary, which totaled $17 million at the parallel exchange rate as of December 31, 2009 ($44 million at the official rate at September 30, 2009). In addition, Venezuela was designated as a highly inflationary economy effective January 2010, and accordingly, future gains and losses resulting from the conversion of the net assets of subsidiaries operating in Venezuela or other highly inflationary economies into U.S. Dollars are recorded in earnings, which will adversely affect the Company’s results of operations.

The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company’s ability to manufacture and market its products.

The Company purchases raw materials to be used in manufacturing its products. In addition, the Company is placing increasing reliance on third-party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Instead, most raw materials and sourced goods are obtained on a “purchase order” basis. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by the Company’s suppliers and/or sourcing partners or changes in the Company’s relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent the Company from manufacturing or obtaining the finished goods necessary to meet customer demand.

Complications in connection with the Company’s current information system initiative may adversely impact its results of operations, financial condition and cash flows.

The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. To date, the North American operations of 10 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, with the majority of the Company’s remaining North American operations scheduled to go live in 2010. These go-lives are the first major milestones in a multi-year implementation that will occur in several phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees’ roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the manner in which the Company takes orders, procures materials, schedules production, remits billings, makes payments and performs other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, and the implementation could impact the Company’s ability to perform necessary business transactions. All of these risks could adversely impact the Company’s results of operations, financial condition and cash flows.

Impairment charges could have a material adverse effect on the Company’s financial results.

Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, the unfavorable resolution of litigation, including patent infringement litigation involving Endicia, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price.

The Company continues to evaluate the impact of economic and other developments on the Company and its business units to assess whether impairment indicators are present. In early 2009, the Company’s total market capitalization temporarily declined below the Company’s consolidated stockholders’ equity balance. If the Company’s total market capitalization is below reported consolidated stockholders’ equity at a future reporting date or for a sustained period, the Company considers this an indicator of potential impairment of goodwill. The Company utilizes market capitalization in corroborating its assessment of the fair value of its reporting units. As a result, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in additional impairment charges in the future.

The Company’s businesses are subject to regulation in the U.S. and abroad.

Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent, and intellectual property matters), and to resolve pending legal matters without significant liability could require the Company to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental, or other costs on an ongoing basis or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations. Lastly, as a U.S.-based multi-national company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, the Company’s financial results could be impacted.

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

In connection with establishing an initial hedge for the note hedge and warrant transactions, these financial institutions or their affiliates entered into various derivative transactions with respect to the Company’s common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the convertible senior notes by entering into or unwinding various derivative transactions with respect to the Company’s common stock and/or purchasing and selling shares of the Company’s common stock. Any of these transactions and activities could adversely affect the value of the Company’s common stock. For additional information on the convertible senior notes and related note hedge and warrant transactions, please refer to Footnotes 9 and 10 of the Company’s Consolidated Financial Statements.

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

If the Company is unable to access the capital markets to refinance its maturing short-term debt, its borrowing costs could increase.

As of December 31, 2009, the Company had $493.5 million of short-term debt that it could be required to refinance or repay within the next 12 months. Although the Company’s capital markets transactions and financing activities in 2009 addressed a substantial portion of the Company’s then outstanding short-term debt obligations, it is possible that the Company may seek to address its remaining short-term obligations through the capital markets or other arrangements. However, access to the capital markets cannot be assured, particularly given uncertainties in the global credit markets, and although the Company believes that alternative arrangements will be available to refinance these obligations, such arrangements could result in an increase in the Company’s borrowing costs.

A reduction in the Company’s credit ratings could materially and adversely affect its business, financial condition and results of operations.

The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Standard & Poor’s has a stable outlook, and Moody’s and Fitch maintain a negative outlook on their ratings. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody’s or Standard & Poor’s, which would reduce the Company’s senior debt below investment grade, would increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would further limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

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

Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company’s pension and other postretirement benefit plans are determined by the Company in consultation with outside actuaries. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, or expected health care costs, the Company’s future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that the Company uses may differ from actual results, which could have a significant impact on the Company’s pension and postretirement liabilities and related costs and funding requirements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Home & Family; Office Products; and Tools, Hardware & Commercial Products. These are the primary manufacturing locations, administrative offices and distribution warehouses of the Company. The Company’s headquarters are in Atlanta, Georgia, and the Company also maintains sales offices throughout the U.S. and the world. Most of the Company’s idle facilities, which are excluded from the following list, are subleased, pending lease expiration, or are for sale. The Company’s properties currently in use are generally in good condition, well-maintained, and are suitable and adequate to carry on the Company’s business.

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
HOME & FAMILY
	OH	Perrysburg	O	Cookware
	OH	Toledo	L	Cookware

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
	OH	Bedford Heights	L	Infant Products
	OH	Macedonia	O	Infant Products
	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Mexico	Piedras Negras	L	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	L	Infant Products
	China	Zhongshan	L	Infant Products
	OH	Mogadore	O	Home Products
	KS	Winfield	L/O	Home Products
	OH	Wooster	L	Home Products
	Canada	Mississauga	O	Home Products
	Canada	Calgary	L	Home Products
	TX	Greenville	L/O	Home Products
	MO	Jackson	O	Home Storage Systems
	Mexico	Agua Prieta	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
	IL	Freeport	L	Window Treatments
	Canada	Pickering	L	Beauty & Style
OFFICE PRODUCTS
	IL	Oakbrook	L	Writing Instruments
	IL	Bellwood	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	L/O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	WI	Janesville	L	Writing Instruments
	Canada	Oakville	L	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Tamil Nadu	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Tlalnepantla	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	UK	Newhaven	O	Writing Instruments
	France	Mallisard	O	Writing Instruments
	Australia	Melbourne	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
	Belgium	Sint Niklaas	O	Technology
	CT	Stamford	L	Technology
	MA	Cambridge	L	Technology
	CA	Palo Alto	L	Technology
TOOLS, HARDWARE & COMMERCIAL PRODUCTS
	WI	Saint Francis	O	Paint Applicators
	NY	Medina	L/O	Propane/Oxygen Hand Torches
	NC	Winston-Salem	O	Brazing Solder
	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	OH	Wilmington	L	Tools
	Australia	Lyndhurst	L	Tools

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
	Brazil	Sao Paulo	O	Tools
	Brazil	Carlos Barbosas	O	Tools
	Germany	Halbergmoos	L	Tools
	IN	Lowell	O	Hardware
	Mexico	Monterrey	L	Hardware
	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
CORPORATE
	GA	Atlanta	L	Office
	France	Paris	L	Office
	China	Hong Kong	L	Office
	Canada	Oakville	L	Office
SHARED FACILITIES
	CA	Hesperia	L	Shared Services
	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	AR	Bentonville	L	Shared Services

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. [RESERVED]

SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Mark D. Ketchum	60	President and Chief Executive Officer
William A. Burke	49	President, Tools, Hardware & Commercial Products
Jay Gould	50	President, Home & Family
G. Penny McIntyre	48	President, Office Products
Juan R. Figuereo	54	Executive Vice President, Chief Financial Officer
James M. Sweet	57	Executive Vice President, Human Resources & Corporate Communications (Chief Human Resources Officer)
Gordon Steele	58	Senior Vice President, Program Management Office and Chief Information Officer
John K. Stipancich	41	Senior Vice President, General Counsel and Corporate Secretary
Theodore W. Woehrle	48	Senior Vice President, Marketing and Brand Management
Hartley D. Blaha	44	President, Corporate Development
Paul G. Boitmann	48	President, Sales Operations and Global Wal-Mart
J. Eduardo Senf	51	President, Newell Rubbermaid International

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

William A. Burke has been President, Tools, Hardware & Commercial Products since January 2009 and was President, Tools and Hardware from December 2007 to January 2009. Prior thereto, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1992 through 2002, he served in a variety of positions with The Black and Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.

Jay Gould has been President, Home & Family since December 2007. Prior thereto, he served as President of Graco Children’s Products from May 2006 through December 2007. From 2003 through 2006, he served as President of Pepperidge Farm, Inc. (a manufacturer of food products), and from 2002 through 2003 he was Chief Marketing Officer of Pepperidge Farm. He held a variety of executive positions with The Coca-Cola Company from 1995 through 2002, including Vice President, Portfolio Development and Innovation from 2000 through 2002.

G. Penny McIntyre has been President, Office Products since June 2009. From 1998 through 2009, she served in a variety of managerial positions with The Coca-Cola Company, including Senior Vice President & General Manager, Water, Tea and Coffee, Coca Cola, North America from 2007 to 2009 and Senior Vice President Non Carbonated and New Beverages Business Unit from 2005 to 2007. Prior thereto, from 1982 to 1998 she held several marketing and branding positions with S.C. Johnson Wax (a manufacturer and marketer of consumer products).

Juan R. Figuereo has been Executive Vice President, Chief Financial Officer since December 2009. Prior thereto, from 2007 to September 2009, he served as Executive Vice President and Chief Financial Officer of Cott Corporation, Inc. (a provider of retailer branded soft drinks). From 2003 through 2007, he served as Vice President, Mergers & Acquisitions of Wal-Mart International. Prior thereto, from 1988 through 2003 he held a variety of key international positions with PepsiCo, including Vice President and Chief Financial Officer of Pepsi-Cola, Latin America, Vice President and Chief Financial Officer of Frito Lay Southern Europe and Vice President and Managing Director of Frito Lay Dominicana.

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

Gordon Steele has been Senior Vice President, Program Management Office and Chief Information Officer since August 2007. Prior thereto, he served as Vice President, Chief Information Officer from August 2005 through August 2007. From 2001 until 2005, he served as Vice President and Chief Information Officer for Global Information Technology at Nike, Inc. (a global marketer of athletic apparel and equipment). Prior to becoming the Chief Information Officer at Nike, he spent four years as the Senior Director responsible for the Nike Supply Chain project, which involved the complete replacement of all business application systems and included the global rollout of various planning and resource systems. From 1989 to 1997, he served as Chief Information Officer and in other leadership capacities with Mentor Graphics Corporation (a provider of electronic software and hardware products and consulting services).

John K. Stipancich has been Senior Vice President, General Counsel and Corporate Secretary since January 2010. From November 2004 through December 2009 he served as Vice President and General Counsel to several of the Company’s businesses.

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

J. Eduardo Senf has been President, Newell Rubbermaid International since January 2010. Prior thereto, he served as President, Latin America from January 2008 through December 2009. From November 2004 through December 2007, he served as President, Latin America for the Company’s Rubbermaid/Irwin Group. Prior thereto, he was President, South America for Mars Incorporated (a food products company) from 1996 through 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2010, there were 15,383 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2009		2008

Quarters	High	Low	High	Low

First	$10.95	$4.51	$25.94	$21.24
Second	12.15	6.22	24.08	16.68
Third	16.10	9.79	21.38	14.89
Fourth	15.73	13.66	17.59	9.13

The Company has paid regular cash dividends on its common stock since 1947. The Company paid a quarterly cash dividend of $0.21 per share for the year ended December 31, 2008. For the year ended December 31, 2009, the Company paid a quarterly cash dividend of $0.105 per share in the first quarter and $0.05 per share in each of the second, third and fourth quarters. The Company currently expects to pay quarterly dividends of $0.05 per share during the year ending December 31, 2010; however, the payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number / Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/09-10/31/09	—	—	—	—
11/1/09-11/30/09	7,588	$14.41	—	—
12/1/09-12/31/09	5,755	$15.01	—	—
Total	13,343	$14.67	—	—

(1)

None of these transactions were made pursuant to a publicly announced repurchase plan. All shares purchased for the quarter were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock and restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date.

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

	2009	2008(1)	2007(1)	2006(1)	2005(1)

STATEMENTS OF OPERATIONS DATA
Net sales	$5,577.6	$6,470.6	$6,407.3	$6,201.0	$5,717.2
Cost of products sold	3,528.1	4,347.4	4,150.1	4,131.0	3,959.1

Gross margin	2,049.5	2,123.2	2,257.2	2,070.0	1,758.1
Selling, general and administrative expenses	1,374.6	1,502.7	1,430.9	1,347.0	1,117.7
Impairment charges	—	299.4	—	—	0.4
Restructuring costs (2)	100.0	120.3	86.0	66.4	72.6

Operating income	574.9	200.8	740.3	656.6	567.4
Nonoperating expenses:
Interest expense, net	140.0	137.9	104.1	132.0	127.1
Other expense (income), net	6.7	59.1	4.2	6.1	(25.9)

Net nonoperating expenses	146.7	197.0	108.3	138.1	101.2

Income before income taxes	428.2	3.8	632.0	518.5	466.2
Income taxes	142.7	53.6	149.7	44.2	57.1

Income (loss) from continuing operations	285.5	(49.8)	482.3	474.3	409.1
Loss from discontinued operations, net of tax (3)	—	(0.5)	(12.1)	(85.7)	(155.0)

Net income (loss)	285.5	(50.3)	470.2	388.6	254.1
Net income noncontrolling interests	—	2.0	3.1	3.6	2.8

Net income (loss) controlling interests	$285.5	$(52.3)	$467.1	$385.0	$251.3

Weighted-average shares outstanding:
Basic	280.8	279.9	278.6	276.7	275.3
Diluted	294.4	279.9	287.6	276.8	275.4
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$1.02	$(0.18)	$1.72	$1.70	$1.48
Loss from discontinued operations	—	—	(0.04)	(0.31)	(0.56)
Net income (loss) controlling interests	$1.02	$(0.18)	$1.68	$1.39	$0.91
Diluted:
Income (loss) from continuing operations	$0.97	$(0.18)	$1.72	$1.70	$1.48
Loss from discontinued operations	—	—	(0.04)	(0.31)	(0.56)
Net income (loss) controlling interests	$0.97	$(0.18)	$1.67	$1.39	$0.91
Dividends	$0.26	$0.84	$0.84	$0.84	$0.84
BALANCE SHEET DATA
Inventories, net	$688.2	$912.1	$940.4	$850.6	$793.8
Working capital (4)	422.6	159.7	87.9	580.3	675.3
Total assets	6,423.9	6,792.5	6,682.9	6,310.5	6,446.1
Short-term debt, including current portion of long-term debt	493.5	761.0	987.5	277.5	166.8
Long-term debt, net of current portion	2,015.3	2,118.3	1,197.4	1,972.3	2,429.7
Total stockholders’ equity	$1,782.2	$1,588.6	$2,222.1	$1,867.6	$1,620.4

(1)

Supplemental data regarding 2009, 2008 and 2007 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Certain statement of operations information has been revised to present noncontrolling interests and earnings per share amounts for 2008, 2007, 2006 and 2005 in accordance with the provisions of relevant authoritative accounting pronouncements adopted during 2009. Total stockholders’ equity as of December 31, 2008, 2007, 2006 and 2005 reflect the retrospective adoption in 2009 of accounting pronouncements related to noncontrolling interests, which resulted in the reclassification of noncontrolling interests previously classified as other non-current liabilities to stockholders’ equity as well as an increase in liabilities with a corresponding reduction in stockholders’ equity attributable to a commitment to purchase noncontrolling interests in a subsidiary. Working capital as of December 31, 2008 has also been adjusted to give effect to the purchase commitment, because the commitment to purchase the noncontrolling interest as of December 31, 2008 was a current liability. See Footnote 1 and Footnote 14 in the Notes to Consolidated Financial Statements for further information.

(2)

The restructuring costs include asset impairment charges, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(3)	Loss from discontinued operations, net of tax, attributable to noncontrolling interests was not material.

(4)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses

2009, 2008 and 2007

Information regarding significant businesses acquired in the last three years is included in Footnote 2 of the Notes to Consolidated Financial Statements.

2006 and 2005

No significant acquisitions occurred during 2006. On November 23, 2005, the Company acquired Dymo, a global leader in designing, manufacturing and marketing on-demand labeling solutions, from Esselte AB for $699.2 million. The transaction was accounted for using the purchase method of accounting and was finalized in 2006, after consideration of certain working capital and other adjustments. The Company funded the acquisition with available cash and borrowings from pre-existing credit facilities. The acquisition of Dymo strengthened the Company’s position in the Office Products segment by expanding and enhancing the Company’s product lines and customer base.

Quarterly Summaries

Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2009
Net sales	$1,203.9	$1,504.3	$1,449.0	$1,420.4	$5,577.6
Gross margin	422.8	558.3	542.6	525.8	2,049.5
Net income	33.7	105.7	85.5	60.6	285.5
Net income noncontrolling interests	—	—	—	—	—

Net income controlling interests	$33.7	$105.7	$85.5	$60.6	$285.5

Earnings per share:
Basic	$0.12	$0.38	$0.30	$0.22	$1.02
Diluted	$0.12	$0.37	$0.28	$0.20	$0.97
2008 (1)
Net sales	$1,433.7	$1,825.1	$1,760.3	$1,451.5	$6,470.6
Gross margin	490.5	623.2	574.7	434.8	2,123.2
Income (loss) from continuing operations	57.8	92.9	55.6	(256.1)	(49.8)
Loss from discontinued operations	(0.5)	—	—	—	(0.5)

Net income (loss)	57.3	92.9	55.6	(256.1)	(50.3)
Net income noncontrolling interests	0.4	0.4	0.6	0.6	2.0

Net income (loss) controlling interests	$56.9	$92.5	$55.0	$(256.7)	$(52.3)

Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.21	$0.33	$0.20	$(0.92)	$(0.18)
Loss from discontinued operations	—	—	—	—	—
Net income (loss) controlling interests	$0.20	$0.33	$0.20	$(0.92)	$(0.18)
Diluted:
Income (loss) from continuing operations	$0.21	$0.33	$0.20	$(0.92)	$(0.18)
Loss from discontinued operations	—	—	—	—	—
Net income (loss) controlling interests	$0.20	$0.33	$0.20	$(0.92)	$(0.18)

(1)

Certain statement of operations information for 2008 has been revised to present noncontrolling interests and earnings per share amounts in accordance with the provisions of relevant authoritative accounting pronouncements adopted during 2009.

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

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin®, Lenox® and Technical Concepts™. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

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

•

Building consumer-meaningful brands involves embracing a consumer-driven innovation process, developing best-in-class marketing and branding capabilities across the organization and investing in strategic brand-building activities, including investments in research and development to better understand target consumers and their needs.

•

Achieving best cost involves the Company’s adoption of best-in-class practices, such as leveraging scale, restructuring the supply chain to improve capacity utilization and to deliver productivity savings, reducing costs in nonmarket-facing activities, designing products to optimize input costs, and utilizing strategic sourcing partners when it is cost effective. Achieving best cost allows the Company to improve its competitive position, generate funds for increased investment in strategic brand-building initiatives, and preserve cash and liquidity.

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results in 2009 have been adversely impacted by weakness in consumer confidence and consumer spending due to the deterioration in worldwide economic conditions. In particular, the Company’s results for 2009 have been impacted by the following principal factors:

•

Lower consumer confidence and corresponding lower demand, which has resulted in reduced consumer foot traffic and destocking of customer inventory, negatively impacting sales and contributing to an overall year-over-year core sales decline of approximately 7%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits. The primary drivers of the core sales decline were continued weakness in economic conditions internationally, which resulted in a year-over-year core sales decline of approximately 11% in the Company’s international businesses and lower demand in the commercial and industrial channels, which contributed to a year-over-year core sales decline of approximately 16% in the Company’s Tools, Hardware & Commercial Products segment.

•	Less volatile commodities markets, which have resulted in lower input costs relative to 2008, as the Company’s input costs in 2008 were higher due to dramatic raw material inflation.

•

Continued volatility in the credit markets, which has contributed to the decline in consumer demand and has resulted in reductions in available capital and financing for businesses and increases in costs associated with capital and financing.

In response to these conditions, the Company took the following actions:

•

Managed working capital to improve operating cash flows, with a particular focus on reducing inventory levels. During 2009, the Company focused on optimizing its production capacity and sourcing of finished goods to correspond to anticipated reductions in demand. The Company reduced inventory levels and realized cash flows from such reductions of $243 million in 2009, compared to approximately $31 million in 2008.

•

Continued to exit and rationalize low-margin product categories where demand is less responsive to innovation and input costs are subject to volatile commodities markets. In 2009, the product line exits have resulted in an approximate 5% year-over-year sales decline while contributing approximately 140 basis points to the year-over-year gross margin expansion. Overall, the Company realized a 390 basis point improvement in gross margins in 2009 due to the positive impact of the product line exits, productivity gains, the effect of pricing initiatives and input cost moderation compared with the dramatic inflation experienced in 2008, which combined more than offset the adverse effects of an unfavorable customer and product mix and lower plant utilization rates resulting from the sales decline and the customer inventory reductions.

•

Continued to improve the cost structure of the business by reducing and streamlining structural selling, general and administrative (“SG&A”) costs, including consolidating the segment structure from four to three. The Company also outlined and implemented an initiative with a focus on continuing to reduce structural overhead costs by simplifying work and consolidating offices, and implemented selected contingency plans early in 2009 to eliminate or delay costs where possible.

•

Selectively invested in strategic SG&A to drive sales and enhance its new product pipeline. During 2009, the Company’s selective investments in strategic brand building and consumer demand creation included investments in the following:

•	the “Uncap What’s Inside™ ” campaign for the Company’s Sharpie® products;

•	the expansion of the Calphalon product family to include the Unison™ line of non-stick, dishwasher safe gourmet cookware;

•	the expansion of Rubbermaid Consumer’s food storage product line to include Lock-Its™ storage containers with locking lid tabs;

•	the introduction of Graco products such as the Blossom™ 4-in-1 feeding chair and the Pack ‘n Play® Playard with its Newborn Napper™ feature; and

•

sales and new product development activities in selected areas to improve public health, including the Technical Concepts™ offering of hand sanitizer and hand cleanser dispensers, and education, such as mimio®’s interactive whiteboard technology and student response systems.

The Company maintained its investments in research and development in 2009 compared to 2008 despite deterioration in economic conditions and the associated impact on the Company. The Company expects to continue to make incremental investments in research and development and other strategic SG&A activities in 2010.

•

Improved liquidity and reduced total indebtedness by $371 million in 2009, including raising approximately $590 million in the public debt markets (after transaction costs and net costs associated with the convertible note hedge and warrant transactions) and completing a new receivables-backed credit facility that provides for maximum borrowings of up to $200 million. The Company repaid $448 million of amounts outstanding under its previous receivables facility and redeemed $395 million principal amount of medium-term notes.

•

Reduced the dividend payable on its common stock from $0.84 per year to $0.20 per year. The new dividend policy better positions the Company to protect its investment-grade credit rating and enhance its liquidity.

Ongoing Initiatives

Project Acceleration

Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes, and reorganize the overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost. Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and in increasing the use of strategic sourcing partners. During the year ended December 31, 2009, the Company completed or implemented a number of restructuring programs as part of Project Acceleration to reduce and realign its manufacturing footprint, including two programs in its Home & Family segment in North America, two programs in its Office Products segment’s international operations, one program in its Office Products segment’s North American operations, and three programs in its Tools, Hardware & Commercial Products segment’s international operations. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 50%, including the closure or disposition of more than 20 manufacturing facilities and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses.

The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs incurred over the life of the initiative are expected to be between $475 million and $500 million, including $250 million to $270 million of employee-related costs, $155 million to $175 million in non-cash asset-related costs, and $50 million to $70 million in other associated restructuring costs. The Company has incurred $421 million of restructuring costs under Project Acceleration through December 31, 2009 and expects to incur between $60 million and $80 million of additional costs to complete Project Acceleration. Approximately 67% of the total Project Acceleration restructuring costs are expected to be cash charges. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are in excess of $200 million once completed, with more than $160 million in annualized savings realized to date.

The Company continues to evaluate its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In 2009, the Company began consolidating its Southeast U.S. distribution operations into a single Southeast U.S. distribution center, which included the closure of multiple distribution facilities throughout the Southeast region of the U.S. The Company also continues to focus on rationalizing its use of multiple third-party distribution and logistics service providers, consolidating such operations into Company-owned facilities where possible.

In an effort to align the business with the global business unit structure and achieve best total cost, the Company continues to evaluate and optimize its overall organizational structure and consolidate activities. In this regard, the Company has reduced its worldwide headcount by 10%, or 2,400 employees, in 2009.

One Newell Rubbermaid

The Company strives to leverage the common business activities and best practices of its business units, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. The Company is migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. To date, the North American operations of 10 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, with the majority of the Company’s remaining North American operations scheduled to go live in 2010.

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

	2009		2008		2007

Net sales	$5,577.6	100.0%	$6,470.6	100.0%	$6,407.3	100.0%
Cost of products sold	3,528.1	63.3	4,347.4	67.2	4,150.1	64.8

Gross margin	2,049.5	36.7	2,123.2	32.8	2,257.2	35.2
Selling, general and administrative expenses	1,374.6	24.6	1,502.7	23.2	1,430.9	22.3
Impairment charges	—	—	299.4	4.6	—	—
Restructuring costs	100.0	1.8	120.3	1.9	86.0	1.3

Operating income	574.9	10.3	200.8	3.1	740.3	11.6
Nonoperating expenses:
Interest expense, net	140.0	2.5	137.9	2.1	104.1	1.6
Other expense, net	6.7	0.1	59.1	0.9	4.2	0.1

Net nonoperating expenses	146.7	2.6	197.0	3.0	108.3	1.7

Income before income taxes	428.2	7.7	3.8	0.1	632.0	9.9
Income taxes	142.7	2.6	53.6	0.8	149.7	2.3

Income (loss) from continuing operations	285.5	5.1	(49.8)	(0.8)	482.3	7.5
Loss from discontinued operations, net of tax	—	—	(0.5)	—	(12.1)	(0.2)

Net income (loss)	285.5	5.1	(50.3)	(0.8)	470.2	7.3
Net income noncontrolling interests	—	—	2.0	—	3.1	—

Net income (loss) controlling interests	$285.5	5.1%	$(52.3)	(0.8)%	$467.1	7.3%

Results of Operations — 2009 vs. 2008

Net sales for 2009 were $5,577.6 million, representing a decrease of $893.0 million, or 13.8%, from $6,470.6 million for 2008. Core sales declined 7.3% compared to the prior year resulting from the lower consumer foot traffic and lower product demand as well as inventory destocking at the retail level and in the commercial and industrial channels. Geographically, core sales of the Company’s domestic and international businesses declined approximately 6% and 11%, respectively, versus the prior year. Planned product line exits and foreign currency contributed an additional 5.2% and 2.1% to the year-over-year sales decline, respectively. The Technical Concepts and Aprica acquisitions increased sales 0.8% over the prior year.

Gross margin, as a percentage of net sales, for 2009 was 36.7%, or $2,049.5 million, versus 32.8% of net sales, or $2,123.2 million, for 2008. The primary drivers of the 390 basis point gross margin expansion included benefits realized from product line exits, moderating input costs compared to 2008 and pricing actions initiated late in 2008 and early 2009. These improvements more than offset the adverse impacts of reduced production volumes in the Company’s manufacturing facilities and unfavorable product and customer mix.

SG&A expenses for 2009 were 24.6% of net sales, or $1,374.6 million, versus 23.2% of net sales, or $1,502.7 million, for 2008. The $128.1 million decrease was primarily driven by the Company’s continued management of SG&A spending as well as cost reduction programs initiated during late 2008 and early 2009 to mitigate the negative impact of the decline in sales. Foreign currency translation represented $37.8 million of the $128.1 million decline, which was partially offset by $21.2 million of incremental SG&A costs resulting from the Technical Concepts and Aprica acquisitions.

The Company recorded restructuring costs of $100.0 million and $120.3 million for 2009 and 2008, respectively. The Company’s restructuring costs in 2009 related primarily to optimizing the cost structure of the business and secondarily to reducing the Company’s manufacturing footprint, whereas the restructuring costs in 2008 primarily related to product line exits and reducing the Company’s manufacturing footprint. The restructuring costs for 2009 included $32.4 million of facility and other exit and impairment costs, $48.8 million of employee severance, termination benefits and employee relocation costs, and $18.8 million of exited contractual commitments and other restructuring costs. The restructuring costs for 2008 included $46.1 million of facility and other exit and impairment costs, $57.5 million of employee severance, termination benefits and employee relocation costs, and $16.7 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.

The adverse impact of the macroeconomic environment on the Company during the fourth quarter of 2008, particularly the rapid decrease in consumer demand, combined with the updated outlook for certain of the Company’s reporting units led the Company to evaluate the carrying value of goodwill as of December 31, 2008. As a result of this evaluation, the Company recorded a non-cash impairment charge of $299.4 million during the fourth quarter of 2008 principally related to goodwill of certain reporting units in the Tools, Hardware & Commercial Products and Office Products segments. No similar impairment charges were recorded in 2009.

Operating income for 2009 was 10.3% of net sales, or $574.9 million, versus 3.1% of net sales, or $200.8 million for 2008. The 720 basis point improvement primarily relates to the goodwill impairment charges recorded in 2008, with no similar impairment charges in 2009. The improvement also reflects the favorable impacts of product line exits and moderating input costs in 2009, partially offset by an increase in SG&A costs as a percentage of sales.

Interest expense, net, for 2009 was $140.0 million compared to $137.9 million for 2008. The $2.1 million increase in interest expense reflects higher average debt outstanding year-over-year.

Other expense, net, for 2009 was $6.7 million versus $59.1 million for 2008. The decrease in other expense, net, is primarily attributable to the $52.2 million loss on debt extinguishment relating to the Company’s redemption of its $250.0 million of medium-term Reset notes in July 2008.

The Company recognized income tax expense of $142.7 million in 2009 compared to $53.6 million in 2008. The increase in tax expense was primarily a result of an increase in income before income taxes in 2009 compared to 2008 as well as the recognition of income tax benefits of $3.1 million and $29.9 million in 2009 and 2008, respectively, related to favorable outcomes from the IRS’s review of specific deductions and accrual reversals for items for which the statute of limitations expired. The impacts of these items were partially offset by the tax impacts of the impairment charges recorded in 2008, because substantially all of the impairment charges were not deductible for tax purposes, and accordingly, only nominal tax benefits were recognized in 2008 associated with the impairment charges. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Results of Operations — 2008 vs. 2007

Net sales for 2008 were $6,470.6 million, representing an increase of $63.3 million, or 1%, from $6,407.3 million for 2007. Core sales declined approximately 3.0% compared to the prior year. The Technical Concepts and Aprica acquisitions increased sales by $204.7 million, or 3.2%, over the prior year, and foreign currency contributed 0.8% of sales growth.

Gross margin, as a percentage of net sales, for 2008 was 32.8%, or $2,123.2 million, versus 35.2%, or $2,257.2 million, for 2007. The primary drivers of the 240 basis point gross margin contraction included the impact of raw material and sourced goods inflation as well as lower manufacturing volumes and unfavorable product mix experienced during the fourth quarter of 2008, partially offset by benefits from productivity improvements from Project Acceleration and other initiatives.

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

The Company recorded a non-cash impairment charge of $299.4 million during the fourth quarter of 2008 principally related to goodwill of certain reporting units in the Tools, Hardware & Commercial Products and Office Products segments. No similar impairment charges were recorded in 2007.

Operating income for 2008 was $200.8 million, or 3.1% of net sales, versus $740.3 million, or 11.6% of net sales, in 2007. The 850 basis point decline is primarily attributable to the $299.4 million of impairment charges noted above, the impact of raw material and sourced goods inflation on gross margin and the $36.0 million of Project Acceleration asset impairment charges in 2008 discussed above, partially offset by improvements from productivity initiatives.

Interest expense, net, for 2008 was $137.9 million versus $104.1 million for 2007. The $33.8 million year-over-year increase was primarily driven by additional borrowings in 2008 used to fund the acquisitions of Aprica and Technical Concepts.

Other expense, net, for 2008 was $59.1 million versus $4.2 million for 2007. The increase in other expense, net, in 2008 is primarily attributable to the $52.2 million loss on debt extinguishment relating to the Company’s redemption of its $250.0 million of medium-term Reset notes in July 2008.

The Company recognized income tax expense of $53.6 million for 2008, compared to $149.7 million for 2007. The decrease in tax expense was primarily a result of a decrease in income before income taxes in 2008 compared to 2007. The impact of the decrease in operating income from 2007 to 2008 on income tax expense was partially offset by a decrease in the tax rates applied to the various discrete expenses, including restructuring and impairment charges, in 2008 compared to 2007, which had the effect of increasing income tax expense in 2008 compared to 2007. Income tax expense for 2008 and 2007 was favorably impacted by the recognition of net income tax benefits of $29.9 million and $41.3 million, respectively, primarily related to favorable outcomes from the IRS’s review of specific deductions and accrual reversals for items for which the statute of limitations expired. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

For 2007, the Company recognized a loss from operations of discontinued operations of $0.2 million, net of tax, related to the results of the remaining operations of the Home Décor Europe business and a loss on disposal of discontinued operations of $11.9 million, net of tax, related primarily to the disposal of the remaining operations of the Home Décor Europe business.

Business Segment Operating Results

2009 vs. 2008 Business Segment Operating Results

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$2,377.2	$2,654.8	(10.5)%
Office Products	1,674.7	1,990.8	(15.9)
Tools, Hardware & Commercial Products	1,525.7	1,825.0	(16.4)

Total Net Sales	$5,577.6	$6,470.6	(13.8)%

Operating income (loss) by segment was as follows for the year ended December 31, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$274.7	$218.3	25.8%
Office Products	235.2	212.4	10.7
Tools, Hardware & Commercial Products	245.6	271.7	(9.6)
Corporate	(80.6)	(81.9)	1.6
Impairment charges	—	(299.4)	NMF
Restructuring costs	(100.0)	(120.3)	16.9%

Total Operating Income	$574.9	$200.8	NMF

NMF-Not meaningful

Home & Family

Net sales for 2009 were $2,377.2 million, a decrease of $277.6 million, or 10.5%, from $2,654.8 million for 2008. Core sales declined 2.1% as low-single-digit core sales growth in the Culinary Lifestyles GBU was offset by a high-single-digit decline in the Décor GBU, which continues to be impacted by softness in residential construction, as well as a mid-single-digit decline in the Baby & Parenting Essentials GBU, which was adversely impacted by softness in the baby category worldwide. Net sales declined 8.1% due to product line exits in the Rubbermaid Consumer GBU and 1.3% due to unfavorable foreign currency impacts. The Aprica acquisition increased sales 1.0% compared to the prior year.

Operating income for 2009 was $274.7 million, or 11.6% of net sales, an increase of $56.4 million, or 25.8%, from $218.3 million, or 8.2% of net sales, for 2008. The 340 basis point improvement in operating margin was primarily due to moderating input costs, product line exits and productivity improvements. In the aggregate, these improvements contributed 450 basis points to the net expansion in operating margin and were partially offset by unfavorable mix and an increase in SG&A expenses as a percentage of net sales.

Office Products

Net sales for 2009 were $1,674.7 million, a decrease of $316.1 million, or 15.9%, from $1,990.8 million for 2008. Core sales declined 6.5%, which was primarily attributable to weak consumer demand both domestically and internationally and inventory destocking at the retail level. Reduced sales relating to product line exits and unfavorable foreign currency contributed an additional 6.0% and 3.4%, respectively, to the year-over-year decline.

Operating income for 2009 was $235.2 million, or 14.0% of net sales, an increase of $22.8 million, or 10.7%, from $212.4 million, or 10.7% of net sales for 2008. The 330 basis point improvement in operating margin was primarily attributable to product line exits. In constant currency, SG&A expenses as a percentage of net sales in 2009 were comparable to 2008.

Tools, Hardware & Commercial Products

Net sales for 2009 were $1,525.7 million, a decrease of $299.3 million, or 16.4%, from $1,825.0 million for 2008. Core sales declined 15.8% as sales volumes were negatively impacted by inventory management by retail, commercial and industrial customers; continued softness in the residential construction market, both domestically and internationally; and sustained weakness in industrial and commercial channels. Unfavorable foreign currency contributed an additional 2.0% decline, and the Technical Concepts acquisition increased sales $26.2 million, or 1.4%, versus the prior year.

Operating income for 2009 was $245.6 million, or 16.1% of net sales, a decrease of $26.1 million, or 9.6%, from $271.7 million, or 14.9% of net sales, for 2008. The 120 basis point expansion in operating margin was primarily driven by the moderation of input costs compared to the prior year and improved product mix, which combined contributed 190 basis points to the expansion, as well as productivity gains, all of which were partially offset by the adverse impacts of lower production volumes. The lower production volumes were primarily the result of aggressive management of inventory levels by the Company’s customers and lower sales resulting from weak demand. In constant currency, SG&A expenses as a percentage of net sales in 2009 were comparable to 2008.

2008 vs. 2007 Business Segment Operating Results

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2008	2007	% Change

Home & Family	$2,654.8	$2,610.8	1.7%
Office Products	1,990.8	2,026.2	(1.7)
Tools, Hardware & Commercial Products	1,825.0	1,770.3	3.1

Total Net Sales	$6,470.6	$6,407.3	1.0%

Operating income (loss) by segment was as follows for the year ended December 31, (in millions, except percentages):
	2008	2007	% Change

Home & Family	$218.3	$307.5	(29.0)%
Office Products	212.4	315.8	(32.7)
Tools, Hardware & Commercial Products	271.7	285.0	(4.7)
Corporate	(81.9)	(82.0)	0.1
Impairment charges	(299.4)	—	NMF
Restructuring costs	(120.3)	(86.0)	(39.9)

Total Operating Income	$200.8	$740.3	(72.9)%

NMF-Not meaningful

Home & Family

Net sales for 2008 were $2,654.8 million, an increase of $44.0 million, or 1.7%, from $2,610.8 million in 2007. Core sales declined 0.8% as mid-single-digit core sales growth in the Baby & Parenting Essentials GBU was offset by softness in the Décor GBU. The Aprica acquisition increased sales $95.5 million, or 3.7%, while favorable foreign currency contributed an additional 0.2% to the overall sales improvement. The adverse impact from product line exits reduced sales 1.4%.

Operating income for 2008 was $218.3 million, or 8.2% of net sales, a decrease of $89.2 million from $307.5 million, or 11.8% of net sales, in 2007. The 360 basis point decline was primarily driven by unfavorable mix and by sourced product and input cost inflation, particularly in resin, which combined contributed an estimated 590 basis points to the decline. These declines were partially offset by benefits realized from tighter management of SG&A costs.

Office Products

Net sales for 2008 were $1,990.8 million, a decrease of $35.4 million, or 1.7%, from $2,026.2 million in 2007. Core sales declined 3.2%, due to lower consumer demand and customer inventory management. Favorable foreign currency increased sales 1.5%.

Operating income for 2008 was $212.4 million, or 10.7% of net sales, a decrease of $103.4 million, from $315.8 million, or 15.6% of net sales, in 2007. The 490 basis point decline was primarily attributable to input cost inflation, unfavorable mix and reduced production volumes at the Company’s manufacturing facilities, which combined contributed an estimated 330 basis points to the overall decline. The remaining decline was primarily driven by an increase in SG&A spending as a percentage of sales, partially offset by benefits from pricing initiatives implemented during 2008.

Tools, Hardware & Commercial Products

Net sales for 2008 were $1,825.0 million, an increase of $54.7 million, or 3.1%, from $1,770.3 million in 2007. Core sales declined 3.9% as mid-single-digit core sales growth in the Rubbermaid Commercial Products GBU was more than offset by declines in core sales in the Company’s Industrial Products & Services and Construction Tools & Accessories GBUs due to continued declines in the residential construction market, customer inventory management and increased softness in industrial and commercial channels. The Technical Concepts acquisition increased net sales $109.2 million, or 6.2%, while favorable foreign currency increased sales 0.8%.

Operating income for 2008 was $271.7 million, or 14.9% of net sales, a decrease of $13.3 million from $285.0 million, or 16.1% of net sales, in 2007. The 120 basis point decline is attributable to input cost inflation and unfavorable mix, which combined contributed approximately 420 basis points to the overall decline, partially offset by contributions from SG&A expense reduction initiatives, favorable pricing and productivity improvements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased (decreased) as follows for the year ended December 31, (in millions):

	2009	2008	2007

Cash provided by operating activities	$602.8	$454.9	$655.3
Cash used in investing activities	(149.4)	(804.1)	(265.6)
Cash (used in) provided by financing activities	(427.0)	306.0	(266.8)
Exchange rate effect on cash and cash equivalents	(23.5)	(10.6)	5.3

Increase (decrease) in cash and cash equivalents	$2.9	$(53.8)	$128.2

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions, as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheets.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, issuance of debt and use of available borrowing facilities.

Cash provided by operating activities for 2009 was $602.8 million compared to $454.9 million for 2008. This improvement is primarily attributable to working capital improvements, driven mainly by $243.1 million of cash provided by reducing inventories in 2009 compared to $30.9 million in 2008, and an approximate $75.0 million decrease in payments in 2009 compared to 2008 for annual performance-based compensation, which is generally paid in the first quarter of the year based on the previous year’s results. Cash provided by operating activities for 2009 includes a $75.0 million voluntary cash contribution the Company made to its primary U.S. defined benefit pension plan and $126.6 million paid to settle foreign exchange contracts on intercompany financing arrangements and cross-currency interest rate swaps. Cash provided by operating activities for 2008 reflects a $200.4 million decrease from $655.3 million for 2007. The decrease is attributable primarily to lower income from continuing operations, a reduction in accounts payable, and the timing of payments of accrued liabilities, including income taxes, partially offset by working capital reductions driven by improved collection on accounts receivable and tighter management of inventory levels.

The Company received proceeds of $827.3 million, $1,318.0 million and $420.8 million from the issuance of debt in 2009, 2008 and 2007, respectively. In March 2009, the Company completed the offering and sale of $300.0 million unsecured and unsubordinated notes and $345.0 million convertible senior notes. The $624.3 million of net proceeds from these note issuances were used to complete the tender offers to repurchase $325.0 million principal amount of medium-term notes and convertible note hedge transactions and for general corporate purposes. Also related to the issuance of the convertible senior notes, the Company entered into warrant transactions in which the Company sold warrants to third parties for approximately $32.7 million. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information on these transactions. During 2009, the Company borrowed and repaid $70.0 million under a 364-day receivables facility that was completed in September 2009 and borrowed and repaid $125.0 million under its syndicated revolving credit facility (the “Revolver”). In September 2008, the Company entered into a $400.0 million credit agreement, under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). Net proceeds from the Term Loan were used to repay outstanding commercial paper and for general corporate purposes. In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500.0 million in 5.50% senior unsecured notes due April 2013 and $250.0 million in 6.25% senior unsecured notes due April 2018. Net proceeds from this offering were used to fund acquisitions, repay debt, and for general corporate purposes. Proceeds from the issuance of debt in 2007 include the issuance of commercial paper to fund acquisitions and the repayment of a five-year, $250.0 million medium-term note that matured in 2007.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made aggregate payments on short- and long-term debt of $1,113.0 million, $772.5 million and $478.3 million during 2009, 2008 and 2007, respectively. The $1,113.0 million of repayments in 2009 includes $329.7 million used to complete tender offers to repurchase $180.1 million principal amount of the $250.0 million medium-term notes due December 2009 and $144.9 million principal amount of the $250.0 million medium-term notes due May 2010 (the “Tender Offers”), the $448.0 million repayment of the floating-rate note issued under the Company’s 2001 receivables facility, the repayment of $125.0 million of borrowings under the Revolver, a $50.0 million principal payment on the Term Loan, and the repayment of the remaining $69.9 million principal amount outstanding of the $250.0 million medium-term notes due December 2009. Also, as part of the convertible note hedge transactions entered into in March 2009, the Company purchased call options from third parties for $69.0 million. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information on the call option transaction. In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028 for $302.2 million, which includes the Company’s purchase of the remarketing option embedded in the Reset notes from a third party for $52.2 million. In July 2008, the Company also repaid $65.0 million of its $75.0 million outstanding 6.11% medium-term notes due July 2028 in accordance with the terms of the notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes, the purchase of the remarketing option, and the repayment of the $65.0 million of 6.11% medium-term notes due July 2028. The remaining payments made on debt during 2008 mainly represent the payoff of commercial paper. In 2007, the Company retired a five-year, $250 million, 6% fixed-rate note, at maturity, and made payments on commercial paper.

The Company did not invest in significant acquisitions in 2009. Cash used for acquisitions was $655.7 million and $106.0 million in 2008 and 2007, respectively. The cash used in 2008 relates primarily to the acquisitions of Technical Concepts and Aprica, while cash used in 2007 included the acquisition of Endicia. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Aggregate dividends paid were $71.4 million, $234.5 million and $234.7 million in 2009, 2008 and 2007, respectively.

Capital expenditures were $153.3 million, $157.8 million and $157.3 million in 2009, 2008 and 2007, respectively. The largest single capital project in each of 2009, 2008 and 2007 was the implementation of SAP.

The Company purchased noncontrolling interests in consolidated subsidiaries for $29.2 million during 2009.

Cash used for restructuring activities and cash used to settle foreign exchange contracts and cross-currency interest rate swaps are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows. Cash used for restructuring activities was $84.0 million, $60.9 million and $53.1 million in 2009, 2008 and 2007, respectively, which primarily relates to employee termination benefits. The Company paid approximately $126.6 million to settle foreign exchange contracts on intercompany borrowings and cross-currency interest rate swaps during 2009.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization.

•

Cash and cash equivalents at December 31, 2009 were $278.3 million, and the Company had $690.0 million and $188.8 million of borrowing capacity under its Revolver and new receivables facility, respectively.

•

Working capital at December 31, 2009 was $422.6 million compared to $159.7 million at December 31, 2008, and the current ratio at December 31, 2009 was 1.24:1 compared to 1.07:1 at December 31, 2008. The increase in working capital and the current ratio is primarily due to net cash realized from the Company’s financing activities and the repayment of current maturities of debt as well as cash flows generated from operating activities.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capital capitalization is defined as the sum of short and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was .56:1 at December 31, 2009 and .62:1 at December 31, 2008.

The Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share during 2009 to enhance its liquidity and to maintain its investment-grade credit rating.

Over the long-term, the Company plans to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay debt maturities. The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Borrowing Arrangements

During 2009, the Company enhanced its liquidity and financial position by completing the issuance of $300.0 million of unsecured and unsubordinated notes and $345.0 million of convertible senior notes. Proceeds from these offerings were used to complete the convertible note hedge transactions and to complete the Tender Offers and for general corporate purposes. In addition, in September 2009 the Company completed a new 364-day receivables facility that provides for borrowings of up to $200.0 million. As of December 31, 2009, $188.8 million was available for borrowing under the new receivables facility, and there were no amounts outstanding. In connection with the completion of the new receivables facility, the Company repaid the $448.0 million floating-rate note outstanding under the previous receivables facility.

The Company’s Revolver expires in November 2012. As of December 31, 2009, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million of borrowing capacity (in November 2010, the borrowing capacity is reduced to $665.0 million). In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with continued uncertainty in the credit markets, may preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of December 31, 2009, no commercial paper was outstanding, and there were no borrowings or standby letters of credit outstanding under the Revolver.

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As of December 31, 2009, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and the new receivables facility and utilize the $878.8 million for general corporate purposes without exceeding the debt to total capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and new receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt decreased $370.5 million to $2.5 billion as of December 31, 2009 from $2.9 billion as of December 31, 2008. The net decrease was attributable to a $325.0 million reduction in outstanding debt as a result of the completion of the Tender Offers, the repayment of the $448.0 million floating-rate note outstanding under the Company’s previous receivables facility, a $50.0 million repayment on the Term Loan, as well as the repayment of the remaining $69.9 million principal amount outstanding of the $250.0 million medium-term notes due December 2009. These decreases were partially offset by the March 2009 issuance of $300.0 million of medium-term notes and $345.0 million of convertible senior notes, which have a carrying value of $284.3 million at December 31, 2009. The December 31, 2009 debt balance was also affected by the mark-to-market adjustments necessary to record the fair value of interest rate hedges of fixed-rate debt, in accordance with relevant authoritative guidance. The mark-to-market adjustments decreased the carrying value of debt by $43.9 million in 2009 compared to 2008.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million, of which $188.8 million was available for borrowing and no amounts were outstanding at December 31, 2009. The completion of the new receivables facility was coincident with the September 2009 repayment of the $448.0 million floating-rate note outstanding under the Company’s previous receivables facility.

In May 2009, the Company completed cash tender offers to repurchase $180.1 million of the $250.0 million aggregate outstanding principal amount of notes due December 2009 and $144.9 million of the $250.0 million aggregate outstanding principal amount of notes due May 2010. In December 2009, the Company repaid the remaining $69.9 million principal amount outstanding of the $250.0 million medium-term notes due December 2009.

As of December 31, 2009, the Company had $493.5 million of short-term debt, including $105.1 million of medium-term notes that mature in May 2010 and a $100.0 million principal payment due on the Term Loan in September 2010. In addition, because the closing sale price of the Company’s common stock exceeded $11.19 for more than 20 of the last 30 consecutive trading days in the three months ended December 31, 2009, the convertible senior notes are convertible at the election of the holders of the notes at any time during the three months ended March 31, 2010. Since conversion of the notes is outside the control of the Company, the carrying value of the convertible senior notes, $284.3 million, is classified as current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2009.

Reset Notes

In July 1998, the Company issued $250.0 million of medium-term notes, maturing in July 2028 with interest payable semiannually (the “Reset notes”). The Reset notes contained a coupon rate reset feature occurring at two ten-year intervals, July 2008 and July 2018. The Reset notes contained a coupon rate of 6.35% through the first interest reset date of July 2008. In addition, the Reset notes contained an embedded remarketing option pursuant to which a third party could call the Reset notes at par at the end of each ten-year remarketing interval, and the third party or another securities dealer could remarket the Reset notes at a reset coupon rate which would result in the third party realizing proceeds for the remarketed notes in an amount approximately equal to the discounted present value of a $250.0 million ten-year note with a coupon of 5.485%, discounted at the ten-year treasury note yield to maturity prevailing at the time of remarketing. In the event the remarketing option at the end of each remarketing interval was not exercised, the Reset note holders were required to put the Reset notes back to the Company at a price of par.

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

The Company did not have any Reset notes outstanding as of December 31, 2009.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. In 2009, the Company made a $75.0 million voluntary cash contribution to its primary U.S. defined benefit pension plan in order to improve the overall funded status of the plan. The Company expects to contribute approximately $33.0 million to its pension plans in 2010.

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

Dividends

In the first quarter of 2009, the Company reduced the quarterly dividend payable on its common stock from $0.21 per share to $0.05 per share to improve liquidity and maintain its current investment-grade credit rating. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Standard & Poor’s has a stable outlook, and Moody’s and Fitch maintain a negative outlook on their ratings. Changes in the Company’s operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating. Refer to Item 1A. Risk Factors for a more detailed discussion of the Company’s credit ratings.

Outlook

For the year ending December 31, 2010, the Company expects to generate cash flows from operations of more than $500.0 million after restructuring cash payments of approximately $70.0 million to $80.0 million. The Company plans to fund capital expenditures of approximately $160.0 million, which include expenditures associated with the implementation of SAP.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Revolver and new receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash to repay debt maturities as they come due, including $105.1 million of medium-term notes that mature in May 2010 and a $100.0 million principal payment due under the Term Loan in September 2010.

Resolution of Income Tax Contingencies

In 2009, 2008 and 2007, the Company recorded $3.1 million, $29.9 million and $41.3 million, respectively, in net income tax benefits as a result of the favorable resolution of certain tax matters with the IRS, the settlement of certain tax contingency reserves, the reversal of a valuation allowance, the expiration of the statute of limitations on certain tax matters and the reorganization of certain legal entities in Europe. These benefits are reflected in the Company’s 2009, 2008 and 2007 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different than that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2009 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2009. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$2,508.8	$493.5	$517.3	$506.2	$991.8
Interest on debt (2)	1,165.2	144.5	264.6	244.8	511.3
Operating lease obligations (3)	404.3	96.5	137.7	79.4	90.7
Purchase obligations (4)	414.6	340.9	73.7	—	—

Total contractual obligations (5)	$4,492.9	$1,075.4	$993.3	$830.4	$1,593.8

(1)

Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2009. The carrying value of the $345.0 million of convertible senior notes is included in the table as due within one year since the convertible senior notes are convertible as of December 31, 2009. Provisions of the convertible senior notes entitle the holders to convert their notes during specified periods if certain conditions are met, and since such conditions were met, the convertible senior notes are convertible during the quarter ended March 31, 2010. The convertible senior notes may be convertible in future periods and mature in March 2014 if not earlier converted. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.

(2)

Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2009, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $1.0 billion of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2009. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.

(3)

Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2009. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)

Primarily consists of purchase commitments entered into as of December 31, 2009 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2009 balance sheet as current liabilities, except for current portion of long-term debt and short-term debt.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. As a large taxpayer, the Company is under continual audit by the IRS and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will increase or decrease over time; therefore, the $191.6 million in unrecognized tax benefits, including interest and penalties, at December 31, 2009 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.

Additionally, the Company has obligations with respect to its pension and postretirement medical benefit plans which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2009, the Company had liabilities related to its unfunded and underfunded pension and postretirement benefit plans of $594.7 million. See Footnote 13 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2009, the Company had $59.4 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2009, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Sales Recognition

Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales-related discounts.

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

Inventory Reserves

The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Provisions for excess and obsolete inventories, including shrink reserves, totaled $57.0 million, $79.0 million and $41.8 million in 2009, 2008 and 2007, respectively, and are included in cost of products sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill and Other Indefinite-Lived Intangible Assets

The Company performs its impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are one level below the operating segment level. In connection with the Company’s realignment of its businesses under a Global Business Unit (“GBU”) structure, the Company redefined its reporting units, where necessary, to align with the GBU structure effective January 1, 2009. Reporting units in the Office Products segment and certain reporting units in the Tools, Hardware & Commercial Products segment that were geographically aligned were impacted by the realignment. The goodwill of these geographically aligned reporting units was reallocated to reporting units defined under the GBU structure on a relative fair value basis. The Company has not had any other material changes to the reporting units identified and used to test goodwill for impairment since January 1, 2006 due to restructuring activities or otherwise. Acquired businesses, including goodwill arising from such transactions, are integrated into the Company’s existing reporting units.

After the realignment of the reporting units and the reallocation of goodwill, the Company had 13 reporting units with total goodwill of $2.7 billion as of January 1, 2009. Five of the Company’s 13 reporting units accounted for approximately 70% of the Company’s total goodwill. These five reporting units were as follows: Baby & Parenting Essentials; Rubbermaid Commercial Products; Industrial Products & Services; Markers, Highlighters, Art & Office Organization; and Office Technology.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company’s reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment were necessary during 2009, due to declining macroeconomic conditions, significant reductions in reporting units’ expected sales and profitability, or otherwise.

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

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value three of its reporting units for the annual impairment test as of July 1, 2009, Industrial Products & Services, Everyday Writing and Fine Writing, because these reporting units are executing significant restructuring projects or the reporting unit’s financial results are significantly impacted by economic cycles. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value reporting units in 2009, the Company generally used average compound long-term sales growth rates ranging from 2% to 3%, average operating margins ranging from 13% to 26%, and discount rates ranging from 11% to 12%. The Company concluded these three reporting units passed step one of the goodwill impairment test based on the values determined using the discounted cash flow approach.

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

If the discount rates used to estimate the fair value of the Industrial Products & Services, Everyday Writing and Fine Writing reporting units increased 100 basis points, the estimated fair values of the reporting units would have declined by $63 million, $63 million, and $30 million, respectively. If the discount rates were increased by 100 basis points, all three reporting units would still have passed step one of the goodwill impairment test.

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

The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of Baby & Parenting Essentials. The Company continues to monitor whether these initiatives are being executed as planned and improve its financial performance. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with Baby & Parenting Essentials in future periods. Baby & Parenting Essentials has been adversely impacted by recently enacted child safety legislation in North America and continues to integrate two acquired international businesses. Baby & Parenting Essentials has undertaken and is executing restructuring projects to reduce supply chain costs and administrative overhead worldwide and has taken steps to minimize the impact inflation has on its operating results, and to reduce inventories. These efforts are being taken to reduce the working capital investment required in the short-term and improve profitability over the mid- to long-term.

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

See Footnote 7 of the Notes to Consolidated Financial Statements for further information.

The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers or sustained declines in the Company’s market capitalization relative to its reported stockholders’ equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present.

Capitalized Software Costs

The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are only capitalized if such modifications result in additional functionality of the software. Capitalized software costs were $185.9 million at December 31, 2009. Capitalized interest costs included in capitalized software were not material as of December 31, 2009.

The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to 12 years. Capitalized software costs are evaluated annually for indicators of impairment including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values.

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

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $47.3 million as of December 31, 2009. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.

Legal and Environmental Reserves

The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance Comprehensive Environmental Response, Compensation and Liability (“CERCLA”) matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2009 ranged between $10.7 million and $26.9 million. As of December 31, 2009, the Company had a reserve of $15.5 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

Income Taxes

In accordance with relevant authoritative guidance, the Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries as substantially all such earnings are permanently reinvested.

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

For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate as well as impact operating results. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Pensions and Other Postretirement Benefits

Pension and other postretirement benefit costs and liabilities are dependent on assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, expected return on plan assets, mortality rates and rate of compensation increases, as discussed below:

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

•	Health care cost trend rate: The Company’s health care cost trend rate is based on historical retiree cost data, near-term health care outlook, and industry benchmarks and surveys.

•

Expected return on plan assets: The Company’s expected return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company’s analysis gives consideration to historical returns and long-term, prospective rates of return.

•	Mortality rates: Mortality rates are based on actual and projected plan experience.

•	Rate of compensation increase: The rate of compensation increases reflects the Company’s long-term actual experience and its outlook, including consideration of expected rates of inflation.

In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2009 (in millions):

	U.S.	International

Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$3.5
Accrued current benefit cost	(11.7)	(4.0)
Accrued noncurrent benefit cost	(322.2)	(88.7)

Net liability recognized in the Consolidated Balance Sheet	$(333.9)	$(89.2)

		U.S.

Other postretirement benefit obligations:
Accrued current benefit cost		$(16.0)
Accrued noncurrent benefit cost		(152.1)

Liability recognized in the Consolidated Balance Sheet		$(168.1)

The following table summarizes the net pre-tax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2009	2008	2007

Net pension cost	$18.1	$18.3	$14.4
Net postretirement benefit costs	8.7	8.8	10.1

Total	$26.8	$27.1	$24.5

The Company used weighted-average discount rates of 6.2% and 6.3% to determine the expenses for 2009 for the pension and postretirement plans, respectively. The Company used a weighted-average expected return on assets of 7.3% to determine the expense for the pension plans for 2009. The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2009 Expense

25 basis point decrease in discount rate	+$0.9
25 basis point increase in discount rate	-$0.5
25 basis point decrease in expected return on assets	+$2.6
25 basis point increase in expected return on assets	-$2.6

The total projected benefit obligations of the Company’s pension and postretirement plans as of December 31, 2009 were $1.41 billion and $168.1 million, respectively. The Company used weighted-average discount rates of 5.7% and 5.8% to determine the projected benefit obligations for the pension and postretirement plans, respectively, as of December 31, 2009. The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and postretirement plans, holding all other assumptions constant (in millions):

December 31, 2009 Impact on PBO

25 basis point decrease in discount rate	+$49.1
25 basis point increase in discount rate	-$46.6

The Company has $418.4 million (after-tax) of net unrecognized pension and other postretirement losses ($625.1 million pre-tax) included as a reduction to stockholders’ equity at December 31, 2009. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is amortized to expense over the average life of each plan. The net amount amortized to expense totaled $7.3 million (pre-tax) in 2009, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. Changes in actuarial assumptions, actual returns on plan assets and changes in the actuarially determined average life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance changing the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, this guidance eliminates the concept of qualifying special purpose entities and changes the test for consolidation of variable interest entities. This guidance is effective for the Company on January 1, 2010. The adoption of the authoritative guidance is not expected to have a material impact on the Company’s financial statements.

International Operations

For the years ended December 31, 2009, 2008 and 2007, the Company’s non-U.S. businesses accounted for approximately 30%, 31% and 28% of net sales, respectively (see Footnote 19 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the year ended December 31, (in millions, except percentages):

	2009	2008	2007	2009 vs. 2008 % Change	2008 vs. 2007 % Change

U.S.	$3,881.4	$4,447.2	$4,624.3	(12.7)%	(3.8)%
Non-U.S	1,696.2	2,023.4	1,783.0	(16.2)	13.5

	$5,577.6	$6,470.6	$6,407.3	(13.8)%	1.0%

The Company’s Office Products segment has operations in Venezuela, and the primary currency used by the Venezuelan operations to transact business is the Venezuelan Bolivar. Through December 1, 2009, the Company used the official exchange rate in Venezuela to translate its Venezuelan operations’ financial statements into U.S. Dollars, and using the official exchange rate, the Venezuelan operations generated net sales of approximately $65 million and operating income of approximately $25 million in 2009. Based on the challenges the Company has faced in repatriating Venezuelan earnings to the U.S. and other facts and circumstances, the Company adopted the parallel rate to translate its Venezuelan financial statements into U.S. Dollars effective December 1, 2009. In December 2009, the parallel exchange rate of Venezuelan Bolivars to U.S. Dollars was approximately three times the official rate. Due solely to the change in exchange rates used to translate Venezuelan Bolivar financial statements in December 2009 (i) net assets, including cash, declined approximately $30 million during the quarter ended December 31, 2009 and (ii) the Company’s 2010 sales and operating income are anticipated to decline an estimated 1% and 3%, respectively, compared to the year ended December 31, 2009 due to the translation of the Venezuelan Bolivar at the parallel rate.

Effective January 1, 2010, Venezuela’s economy has been characterized as highly inflationary because three-year cumulative inflation has exceeded 100%. As a result, changes in the U.S. Dollar value of the Company’s Venezuelan Bolivar net assets attributable to fluctuations in the parallel rate will be recorded as gains or losses in the statement of operations rather than in other comprehensive income (loss) in stockholders’ equity.

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques exist for measuring fair value, including the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. The authoritative accounting guidance for fair value provides a hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels.

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

The Company’s assets and liabilities adjusted to fair value at least annually are its money market fund investments, included in cash and cash equivalents; mutual fund investments, included in other assets; and derivative instruments, primarily included in other assets, other accrued liabilities and other noncurrent liabilities, and these assets and liabilities are therefore subject to the measurement and disclosure requirements outlined in the authoritative guidance. The Company determines the fair value of its money market fund investments based on the values of the underlying assets (Level 2) and its mutual fund investments based on quoted market prices (Level 1). The Company generally uses derivatives for hedging purposes, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable (market based) information.

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, Project Acceleration, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short-term debt on terms acceptable to it, particularly given the uncertainties in the global credit markets; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; significant increases in costs to comply with changes in legal, employment, tax, environmental and other laws and regulations; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Item 1A to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

Interest Rates

Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 45.0% of the Company’s $2.51 billion of total debt as of December 31, 2009.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency risk in the ordinary course of business since a portion of the Company’s sales, expenses and operating transactions is conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in the functional currency of the entity entering into the transaction, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one-year duration or less. The Company uses foreign exchange forward contracts as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency.

The Company also incurs gains and losses recorded within shareholders’ equity due to the translation of the financial statements from the functional currency of its subsidiaries to U.S. Dollars. The Company utilizes capital structures of foreign subsidiaries combined with forward contracts to minimize its exposure to foreign currency risk. The Company may hedge portions of its net investments in foreign subsidiaries, including intercompany loans, with forward contracts and cross-currency hedges. Gains and losses related to qualifying forward exchange contracts and cross-currency hedges, which are generally used to hedge intercompany loans and net investments in foreign subsidiaries, are recognized in other comprehensive income (loss).

Commodity Prices

The Company purchases certain raw materials, including resin, corrugate, steel, stainless steel, aluminum and other metals, which are subject to price volatility caused by unpredictable factors. The Company’s resin purchases are principally comprised of polyethylene and polypropylene in roughly equal quantities. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process.

Financial Instruments

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2009 as follows (in millions):

Prepaid expenses and other	$1.3
Other assets	20.9
Other accrued liabilities	(1.5)
Other noncurrent liabilities	(2.5)

See Footnote 11 of the Notes to Consolidated Financial Statements for additional information on derivatives.

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

Market Risk (1)	2009 Average	December 31, 2009	2008 Average	December 31, 2008	Confidence Level

Interest rates	$12.2	$9.6	$12.2	$9.6	95%
Foreign exchange	$12.8	$12.3	$8.9	$15.3	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.

The year-over-year decrease in the end of year value-at-risk in foreign exchange is primarily due to reduced volatility in foreign exchange rates in late 2009 as well as declines in overall currency exposures. The 95% confidence interval signifies the Company’s degree of confidence that actual losses would not exceed the estimated losses shown above. The amounts shown here disregard the possibility that interest rates and foreign currency exchange rates could move in the Company’s favor. The value-at-risk model assumes that all movements in these rates will be adverse. Actual experience has shown that gains and losses tend to offset each other over time, and it is highly unlikely that the Company could experience losses such as these over an extended period of time. Additionally, since the Company operates globally, and therefore, among a broad basket of currencies, its foreign currency exposure is diversified. These amounts should not be considered projections of future losses, because actual results may differ significantly depending upon activity in the global financial markets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements prepared by the management of Newell Rubbermaid Inc. and the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting. Their reports on the financial statements and on the effectiveness of Newell Rubbermaid Inc.’s internal control over financial reporting are presented herein.

NEWELL RUBBERMAID INC.

Atlanta, Georgia
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Newell Rubbermaid Inc.

We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Shareholders of Newell Rubbermaid Inc.

We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009 of Newell Rubbermaid Inc. and subsidiaries and our report dated March 1, 2010 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2010

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

Year Ended December 31,	2009	2008	2007

Net sales	$5,577.6	$6,470.6	$6,407.3
Cost of products sold	3,528.1	4,347.4	4,150.1

Gross margin	2,049.5	2,123.2	2,257.2
Selling, general and administrative expenses	1,374.6	1,502.7	1,430.9
Impairment charges	—	299.4	—
Restructuring costs	100.0	120.3	86.0

Operating income	574.9	200.8	740.3
Nonoperating expenses:
Interest expense, net of interest income of $6.3, $8.9 and $13.9 in 2009, 2008 and 2007, respectively	140.0	137.9	104.1
Other expense, net	6.7	59.1	4.2

Net nonoperating expenses	146.7	197.0	108.3

Income before income taxes	428.2	3.8	632.0
Income taxes	142.7	53.6	149.7

Income (loss) from continuing operations	285.5	(49.8)	482.3
Loss from discontinued operations, net of tax	—	(0.5)	(12.1)

Net income (loss)	285.5	(50.3)	470.2
Net income noncontrolling interests	—	2.0	3.1

Net income (loss) controlling interests	$285.5	$(52.3)	$467.1

Weighted-average shares outstanding:
Basic	280.8	279.9	278.6
Diluted	294.4	279.9	287.6
Earning per share:
Basic:
Income (loss) from continuing operations	$1.02	$(0.18)	$1.72
Loss from discontinued operations	—	—	(0.04)
Net income (loss) controlling interests	$1.02	$(0.18)	$1.68
Diluted:
Income (loss) from continuing operations	$0.97	$(0.18)	$1.72
Loss from discontinued operations	—	—	(0.04)
Net income (loss) controlling interests	$0.97	$(0.18)	$1.67
Dividends per share	$0.26	$0.84	$0.84

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except par values)

December 31,	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$278.3	$275.4
Accounts receivable, net of allowances of $42.2 for 2009 and $40.6 for 2008	894.1	969.3
Inventories, net	688.2	912.1
Deferred income taxes	183.8	100.4
Prepaid expenses and other	137.7	136.6

Total Current Assets	2,182.1	2,393.8
Property, plant and equipment, net	578.1	630.7
Goodwill	2,754.3	2,698.9
Other intangible assets, net	646.2	640.5
Other assets	263.2	428.6

Total Assets	$6,423.9	$6,792.5

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$433.6	$535.5
Accrued compensation	176.4	79.5
Other accrued liabilities	656.0	858.1
Short-term debt	0.6	8.3
Current portion of long-term debt	492.9	752.7

Total Current Liabilities	1,759.5	2,234.1
Long-term debt	2,015.3	2,118.3
Deferred income taxes	0.3	—
Other noncurrent liabilities	866.6	851.5
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	294.0	293.1
Outstanding shares, before treasury:
2009 — 294.0
2008 — 293.1
Treasury stock, at cost:	(420.6)	(418.0)
Shares held:
2009 — 16.2
2008 — 16.0
Additional paid-in capital	669.8	606.7
Retained earnings	1,820.7	1,606.6
Accumulated other comprehensive loss	(585.2)	(502.4)

Stockholders’ Equity Attributable to Parent	1,778.7	1,586.0
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	2.6

Total Stockholders’ Equity	1,782.2	1,588.6

Total Liabilities and Stockholders’ Equity	$6,423.9	$6,792.5

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

Year Ended December 31,	2009	2008	2007

Operating Activities:
Net income (loss)	$285.5	$(50.3)	$470.2
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	175.1	183.3	177.0
Non-cash restructuring costs	32.4	46.2	27.7
Deferred income taxes	14.9	8.7	(0.9)
Loss on sale of assets	0.5	0.5	—
Impairment charges	—	299.4	—
Loss on disposal of discontinued operations	—	0.5	11.9
Stock-based compensation expense	35.1	35.6	36.4
Other, net	20.6	24.7	(44.7)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	98.0	168.3	(7.9)
Inventories	243.1	30.9	(53.6)
Accounts payable	(103.6)	(105.5)	54.0
Accrued liabilities and other	(198.8)	(185.2)	(14.8)
Discontinued operations	—	(2.2)	—

Net Cash Provided by Operating Activities	$602.8	$454.9	$655.3

Investing Activities:
Acquisitions, net of cash acquired	$(13.7)	$(655.7)	$(106.0)
Capital expenditures	(153.3)	(157.8)	(157.3)
Disposals of non-current assets and sales of businesses	17.6	9.4	(2.3)

Net Cash Used in Investing Activities	$(149.4)	$(804.1)	$(265.6)

Financing Activities
Proceeds from issuance of debt, net of debt issuance costs	$827.3	$1,318.0	$420.8
Proceeds from issuance of warrants	32.7	—	—
Purchase of call options	(69.0)	—	—
Payments on notes payable and debt	(1,113.0)	(772.5)	(478.3)
Cash dividends	(71.4)	(234.5)	(234.7)
Purchase of noncontrolling interests in consolidated subsidiaries	(29.2)	—	—
Other, net	(4.4)	(5.0)	25.4

Net Cash (Used in) Provided by Financing Activities	$(427.0)	$306.0	$(266.8)

Currency rate effect on cash and cash equivalents	(23.5)	(10.6)	5.3

Increase (Decrease) in Cash and Cash Equivalents	2.9	(53.8)	128.2
Cash and Cash Equivalents at Beginning of Year	275.4	329.2	201.0

Cash and Cash Equivalents at End of Year	$278.3	$275.4	$329.2

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$111.7	$96.9	$99.0
Interest	$120.6	$144.2	$135.5

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

	Common Stock	Treasury Stock	Add’l Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Noncontrolling interests	Total Stockholders’ Equity

Balance at December 31, 2006	$291.0	$(411.6)	$505.0	$1,662.2	$(184.6)	$1,862.0	$5.6	$1,867.6
Net income	—	—	—	467.1	—	467.1	3.1	470.2
Foreign currency translation	—	—	—	—	28.2	28.2	—	28.2
Unrecognized pension and other postretirement benefits, net of $17.8 tax expense	—	—	—	—	26.3	26.3	—	26.3
Gain on derivative instruments, including $23.3 of tax benefits	—	—	—	—	6.9	6.9	—	6.9

Total comprehensive income						$528.5	$3.1	$531.6

Cash dividends on common stock	—	—	—	(234.7)	—	(234.7)	—	(234.7)
Cash dividends for noncontrolling interests	—	—	—	—	—	—	(3.6)	(3.6)
Exercise of stock options	0.9	—	21.6	—	—	22.5	—	22.5
Stock-based compensation and other	0.7	(3.5)	43.7	(0.1)	—	40.8	(2.1)	38.7

Balance at December 31, 2007	$292.6	$(415.1)	$570.3	$1,894.5	$(123.2)	$2,219.1	3.0	$2,222.1

Net (loss) income	—	—	—	(52.3)	—	(52.3)	2.0	(50.3)
Foreign currency translation	—	—	—	—	(312.0)	(312.0)	—	(312.0)
Unrecognized pension and other postretirement costs, net of $87.0 of tax benefits	—	—	—	—	(107.4)	(107.4)	—	(107.4)
Gain on derivative instruments, including $22.1 of tax benefits	—	—	—	—	39.5	39.5	—	39.5

Total comprehensive loss						$(432.2)	$2.0	$(430.2)

Cash dividends on common stock	—	—	—	(234.5)	—	(234.5)	—	(234.5)
Cash dividends for noncontrolling interests	—	—	—	—	—	—	(3.0)	(3.0)
Exercise of stock options	0.1	—	2.3	—	—	2.4	—	2.4
Pension adjustment, net of $0.2 of tax benefits	—	—	—	(1.1)	0.7	(0.4)	—	(0.4)
Stock-based compensation and other	0.4	(2.9)	34.1	—	—	31.6	0.6	32.2

Balance at December 31, 2008	$293.1	$(418.0)	$606.7	$1,606.6	$(502.4)	$1,586.0	$2.6	$1,588.6

Net income	—	—	—	285.5	—	285.5	—	285.5
Foreign currency translation, including $10.2 of tax benefits	—	—	—	—	75.9	75.9	—	75.9
Unrecognized pension and other postretirement costs, net of $17.4 of tax benefits	—	—	—	—	(109.3)	(109.3)	—	(109.3)
Loss on derivative instruments, including $46.3 of tax expense	—	—	—	—	(49.4)	(49.4)	—	(49.4)

Total comprehensive loss						$202.7	—	$202.7

Cash dividends on common stock	—	—	—	(71.4)	—	(71.4)	—	(71.4)
Cash dividends for noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation and other	0.9	(2.6)	34.7	—	—	33.0	3.5	36.5
Purchase of call options, net of tax	—	—	(43.0)	—	—	(43.0)	—	(43.0)
Issuance and sale of warrants	—	—	32.7	—	—	32.7	—	32.7
Discount on convertible notes, net of issuance costs and tax	—	—	41.0	—	—	41.0	—	41.0
Purchase of noncontrolling interests	—	—	(2.3)	—	—	(2.3)	(0.7)	(3.0)

Balance at December 31, 2009	$294.0	$(420.6)	$669.8	$1,820.7	$(585.2)	$1,778.7	$3.5	$1,782.2

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1

Description of Business and Significant Accounting Policies

Description of Business

Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin®, Lenox® and Technical Concepts™. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions.

Use of Estimates

The preparation of these financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses and related disclosures. Actual results could differ from those estimates.

Reclassifications

Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation.

Concentration of Credit Risk

The Company sells products to customers in diversified industries and geographic regions and, therefore, has no significant concentrations of credit risk. The Company continuously evaluates the creditworthiness of its customers and generally does not require collateral.

The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are also reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

The Company’s forward exchange contracts, cross-currency interest rate swaps, and option contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.

The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate and foreign currency derivatives at December 31, 2009 was $20.9 million and $1.2 million, respectively. The credit exposure associated with the convertible note hedge transactions is the value of the purchased call options, or $306.7 million as of December 31, 2009. The credit exposure on the Company’s commodity derivatives at December 31, 2009 was immaterial.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on-hand and highly-liquid investments that have a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2009 and 2008, the Company’s reserves for excess and obsolete inventory and shrink reserves totaled $102.1 million and $101.9 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are expensed as incurred. Depreciation expense is calculated principally on the straight-line basis. Useful lives determined by the Company are as follows: buildings and improvements (20-40 years) and machinery and equipment (3-12 years).

Goodwill and Other Indefinite-Lived Intangible Assets

The Company conducts its annual test for impairment of goodwill and indefinite-lived intangible assets in the third quarter because it coincides with its annual strategic planning process.

The Company evaluates goodwill for impairment annually at the reporting unit level, which is one level below the operating segment level. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of each reporting unit for its goodwill impairment test based on a discounted cash flow model, an earnings multiple or an actual sales offer received from a prospective buyer, if available. Estimates critical to the Company’s fair value estimates using earnings multiples include the projected financial performance of the reporting unit and the applicable earnings multiple. Estimates critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth, projected long-term growth rates in the determination of terminal values and product costs.

The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.

The Company also evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.

See Footnote 7 for additional detail on goodwill and other intangible assets.

Other Long-Lived Assets

The Company tests its other long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.

Shipping and Handling

Costs The Company records shipping and handling costs as a component of cost of products sold.

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

Product Warranties

In the normal course of business, the Company offers warranties for a variety of its products. The specific terms and conditions of the warranties vary depending upon the specific product and markets in which the products were sold. The Company accrues for the estimated cost of product warranty at the time of sale based on historical experience.

Advertising Costs

The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $112.6 million, $143.2 million and $149.5 million for 2009, 2008 and 2007, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $139.8 million, $201.2 million and $216.5 million in 2009, 2008 and 2007, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $118.4 million, $119.5 million and $111.2 million in 2009, 2008 and 2007, respectively.

Derivative Financial Instruments

Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments primarily include interest rate swaps, cross-currency interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts, options and cross-currency interest rate swaps do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.

On the date in which the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. No material ineffectiveness was recorded on designated hedges in 2009, 2008 or 2007.

Interest Rate Risk Management

Gains and losses on interest rate swaps designated as cash flow hedges, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt instrument. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs.

Interest rate swaps designated as fair value hedges include interest rate swaps on long-term debt, cross-currency interest rate swaps and forward exchange contracts. The Company records the fair value of interest rate swaps on long-term debt as an asset or liability with a corresponding adjustment to the carrying value of the debt. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. See foreign currency management below for discussion of cross-currency interest rate swaps and forward exchange contracts.

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

Foreign Currency Management

The Company utilizes forward exchange contracts and options to manage foreign exchange risk related to both known and anticipated intercompany transactions and third-party commercial transaction exposures of approximately one year in duration or less. For instruments designated as cash flow hedges, the effective portion of the changes in fair value of these instruments is reported in other comprehensive income (loss) and reclassified into earnings in the same period or periods in which the hedged transactions affect earnings. Any ineffective portion is immediately recognized in earnings. For instruments designated as fair value hedges, the changes in fair value are reported in earnings, generally offsetting the change in value of the underlying instrument being hedged.

The Company has historically utilized cross-currency interest rate swaps to hedge long-term intercompany financing transactions. Gains and losses related to qualifying forward exchange contracts, which hedge certain anticipated transactions, are recognized in other comprehensive income (loss) until the underlying transaction occurs.

The fair values of foreign currency hedging instruments are recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities in the Consolidated Balance Sheets depending on the maturity of the Company’s cross-currency interest rate swaps and forward contracts at December 31, 2009 and 2008. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.

Disclosures about Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, convertible note hedge instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Consolidated Balance Sheets and are disclosed in Footnote 11. The fair values of the Company’s convertible note hedge instruments are disclosed in Footnote 10. The fair values of certain of the Company’s short and long-term debt are based on quoted market prices and are as follows (in millions):

	2009		2008

	Fair Value	Book Value	Fair Value	Book Value

Medium-term notes	$1,520.7	$1,426.6	$1,418.3	$1,572.3
Preferred securities underlying the junior convertible subordinated debentures	307.5	421.2	219.0	421.2
Convertible Notes	$ 660.3	$ 284.3	N/A	N/A

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of December 31, 2009.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income (loss). International subsidiaries operating in highly inflationary economies remeasure nonmonetary assets at historical rates, while net monetary assets are remeasured at current rates, with the resulting remeasurememt adjustment included in net income (loss) as other expense, net.

In December 2009, the Company ceased the use of the official exchange rate to translate assets, liabilities and income (loss) for its operations in Venezuela and instead began using the parallel exchange rate because of the challenges the Company has faced in repatriating Venezuelan earnings to the U.S. at the official exchange rate and other facts and circumstances. Using predominantly the official rate for translation, the Company’s Venezuelan operations generated net sales of approximately $65.0 million and operating income of approximately $25.0 million in 2009. Effective January 2010, Venezuela is designated as a highly inflationary economy.

The Company designates certain foreign currency denominated, long-term intercompany financing transactions as economic hedges of net investments in foreign operations and records the gain or loss on the transaction arising from changes in exchange rates as a translation adjustment to the extent the intercompany financing arrangement is effective as a hedge.

Income Taxes

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

The authoritative guidance requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company’s ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company’s effective tax rate, as well as impact operating results.

Stock-Based Compensation

Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three to five years for stock options and three years for restricted stock, restricted stock units and performance share awards. The Company estimates future forfeiture rates based on its historical experience. See Footnote 15 for additional information.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs. The following table displays the components of accumulated other comprehensive loss as of and for the year ended December 31, 2009 (in millions):

	Foreign Currency Translation Gain (Loss)	Unrecognized Pension & Other Postretirement Costs, net of tax	After-tax Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Loss

Balance at December 31, 2008	$(242.2)	$ (309.1)	$ 48.9	$(502.4)
Current-year change	75.9	(109.3)	(49.4)	(82.8)

Balance at December 31, 2009	$(166.3)	$(418.4)	$ (0.5)	$(585.2)

Noncontrolling Interests

In conjunction with its adoption of the Financial Accounting Standards Board’s (“FASB”) accounting and disclosure guidance for noncontrolling interests, the Company also adopted certain authoritative guidance applicable for all noncontrolling interests where the Company is required to purchase noncontrolling interests in a consolidated subsidiary from the noncontrolling interest holder at a specified future date, and the purchase is outside of the Company’s control. The Company was required to purchase the noncontrolling interest in an international subsidiary at fair value, $28.2 million, in 2009. In connection with the adoption of this guidance, the Consolidated Balance Sheet as of December 31, 2008 has been adjusted to reflect the estimated fair value of the noncontrolling interest the Company was required to purchase, $28.2 million, as an increase in other accrued liabilities and as a decrease in retained earnings. The following table summarizes the impact of the retrospective adoption of the accounting guidance on the Company’s balance sheet as of December 31, 2008 (in millions):

	Other Accrued Liabilities	Other Noncurrent Liabilities	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests

December 31, 2008, as previously reported	$ 829.9	$ 854.1	$ 1,634.8	$ —
Minority interest (noncontrolling interests) in consolidated subsidiaries	—	(2.6)	—	2.6
Fair value of noncontrolling interest the Company is required to purchase	28.2	—	(28.2)	—

December 31, 2008, as adjusted	$ 858.1	$ 851.5	$ 1,606.6	$ 2.6

In addition, retained earnings as of December 31, 2006 and 2007 has been adjusted to reflect the estimated fair value of the noncontrolling interest the Company was required to purchase, $28.2 million, as a decrease in retained earnings. The following table summarizes the impact of the retrospective adoption of the accounting guidance on the Company’s retained earnings as of December 31, 2007 and 2006 (in millions):

	2007		2006

	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests

As previously reported	$1,922.7	$—	$1,690.4	$—
Minority interest (noncontrolling interests) in consolidated subsidiaries	—	3.0	—	5.6
Fair value of noncontrolling interest the Company is required to purchase	(28.2)	—	(28.2)	—

As adjusted	$1,894.5	$3.0	$1,662.2	$5.6

Subsequent events

No significant events occurred subsequent to the balance sheet date but prior to the issuance of the financial statements that would have a material impact on the Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2009, the FASB issued authoritative guidance changing the way entities account for securitizations and other transfers of financial instruments. In addition to increased disclosure, this guidance eliminates the concept of qualifying special purpose entities and changes the test for consolidation of variable interest entities. This guidance is effective for the Company on January 1, 2010. The adoption of the authoritative guidance is not expected to have a material impact on the Company’s financial statements.

FOOTNOTE 2

Acquisitions

Technical Concepts

On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.7 million, which includes transaction costs and the repayment of Technical Concepts’ outstanding debt obligations at closing. Technical Concepts provides touch-free and automated restroom hygiene systems in the away-from-home washroom category. The Technical Concepts acquisition gives the Company’s Rubbermaid Commercial Products business an entry into the away-from-home washroom market and fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts increased the global footprint of the Company’s Rubbermaid Commercial Products business.

This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $48.1 million of the purchase price to identified tangible net assets and $93.5 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $311.1 million as goodwill. Technical Concepts’ results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

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

This acquisition was accounted for using the purchase method of accounting and accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the purchase price allocation, the Company allocated $(34.7) million of the purchase price to identified tangible net liabilities and $57.0 million of the purchase price to identified intangible assets. The Company recorded the excess of the purchase price over the aggregate fair values of $123.4 million as goodwill. Aprica’s results of operations are included in the Company’s Consolidated Financial Statements since the acquisition date. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

Endicia

On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. In 2009, the Company paid $10.0 million of the contingent payments based on Endicia’s revenues, and an additional $15.0 million may be paid in subsequent periods based on Endicia’s future revenues. The acquisition of Endicia, a leading provider of online postage, increases the Company’s ability to leverage its other technology brands by developing a full range of innovative and integrated solutions for small and medium-sized businesses. This acquisition was accounted for using the purchase method of accounting and accordingly, based on the Company’s purchase price allocation, the Company has recorded goodwill of $59.2 million in the Consolidated Balance Sheet at December 31, 2009. Pro forma results of operations for historical periods would not be materially different and therefore are not presented.

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

FOOTNOTE 3

Discontinued Operations

The following table summarizes the results of businesses reported as discontinued operations for the years ended December 31, (in millions):

	2009	2008	2007

Net sales	$ —	$ —	$ 3.6

Loss from operations of discontinued operations	$ —	$ —	$ (0.2)
Loss on disposal of discontinued operations, net of income tax benefit of $- million , $0.5 million and $3.0 million in 2009, 2008 and 2007, respectively	—	(0.5)	(11.9)

Loss from discontinued operations, net of tax	$ —	$ (0.5)	$ (12.1)

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

In connection with these transactions, the Company recorded a loss of $10.0 million, net of tax, in 2007 to complete the divestiture of Home Décor Europe. The loss is reported in the table above as part of the loss on disposal of discontinued operations.

The remainder of the loss on disposal of discontinued operations for 2008 and 2007, approximately $0.5 million and $1.9 million, net of tax, related to contingencies associated with other prior divestitures.

FOOTNOTE 4

Restructuring Costs

In the third quarter of 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration was designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost. In July 2008, the Company expanded Project Acceleration so that, in addition to the Plan’s original objectives, it provides for divesting, downsizing or exiting certain product categories to create a more focused and more profitable platform for growth by eliminating selected low-margin, commodity-like, mostly resin-intensive product categories and reduce the Company’s exposure to volatile commodity markets, particularly resin.

In total through December 31, 2009, the Company has recorded $420.9 million of costs related to Project Acceleration, of which $172.4 million related to facility and other exit costs, $187.4 million related to employee severance, termination benefits and employee relocation costs, and $61.1 million related to exited contractual commitments and other restructuring costs.

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for continuing operations for the years ended December 31, (in millions):

	2009	2008		2007

Facility and other exit costs	$32.4	$46.1		$27.7
Employee severance, termination benefits and relocation costs	48.8	57.5		36.4
Exited contractual commitments and other	18.8	13.6		21.9

	$100.0	$117.2	*	$86.0

*During 2008, the Company recorded $3.1 million of restructuring charges relating to its 2001 Restructuring Plan, which is not included in the table above but is included in total restructuring costs for the year ended December 31, 2008.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. Impairments included in restructuring charges totaled $32.4 million, $46.1 million and $27.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. The impaired assets include vacated land and buildings, land and buildings for which a plan exists to vacate and dispose of the facility, and machinery and equipment to be sold or otherwise disposed of prior to the end of its original estimated useful life. The impairments primarily result from the consolidation of manufacturing activities as well as the increased use of sourcing partners.

A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the years ended December 31, 2009 and 2008, respectively, is as follows (in millions):

	December 31, 2008 Balance	Provision	Costs Incurred	December 31, 2009 Balance

Facility exit costs , including impairments	$—	$32.4	$(32.4)	$—
Employee severance and termination benefits	30.7	48.8	(56.2)	23.3
Exited contractual commitments and other	20.3	18.8	(27.3)	11.8

	$51.0	$100.0	$(115.9)	$35.1

	December 31, 2007 Balance	Provision	Costs Incurred	December 31, 2008 Balance

Facility exit costs , including impairments	$—	$46.1	$(46.1)	$—
Employee severance and termination benefits	22.5	57.5	(49.3)	30.7
Exited contractual commitments and other	16.2	13.6	(9.5)	20.3

	$38.7	$117.2	$(104.9)	$51.0

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the years ended December 31, aggregated by reportable business segment (in millions):

Segment	2009	2008	2007

Home & Family	$24.0	$43.5	$5.5
Office Products	34.8	35.6	45.0
Tools, Hardware & Commercial Products	16.6	20.4	30.4
Corporate	24.6	17.7	5.1

	$100.0	$117.2	$86.0

The following table depicts the changes in accrued restructuring reserves for Project Acceleration for the years ended December 31, 2009 and 2008, respectively, aggregated by reportable business segment (in millions):

Segment	December 31, 2008 Balance	Provision	Costs Incurred	December 31, 2009 Balance

Home & Family	$6.1	$24.0	$(22.1)	$8.0
Office Products	17.5	34.8	(36.6)	15.7
Tools, Hardware & Commercial Products	16.5	16.6	(29.2)	3.9
Corporate	10.9	24.6	(28.0)	7.5

	$51.0	$100.0	$(115.9)	$35.1

Segment	December 31, 2007 Balance	Provision	Costs Incurred	December 31, 2008 Balance

Home & Family	$0.8	$43.5	$ (38.2)	$6.1
Office Products	23.1	35.6	(41.2)	17.5
Tools, Hardware & Commercial Products	13.9	20.4	(17.8)	16.5
Corporate	0.9	17.7	(7.7)	10.9

	$38.7	$117.2	$(104.9)	$51.0

The table below shows total restructuring costs for Project Acceleration since inception through December 31, 2009, aggregated by reportable business segment (in millions):

Segment	Provision

Home & Family	$131.1
Office Products	162.7
Tools, Hardware & Commercial Products	78.9
Corporate	48.2

$420.9

Cash paid for all restructuring activities was $84.0 million, $60.9 million and $53.1 million for 2009, 2008 and 2007, respectively.

FOOTNOTE 5

Inventories, Net

The components of net inventories were as follows as of December 31, (in millions):

	2009	2008

Materials and supplies	$118.5	$143.3
Work in process	141.6	174.8
Finished products	428.1	594.0

	$688.2	$912.1

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Cost of certain domestic inventories (approximately 51.7% and 58.4% of gross inventory costs at December 31, 2009 and 2008, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2009 and 2008, LIFO reserves were $24.2 million and $46.5 million, respectively. The income recognized by the Company related to the liquidation of LIFO-based inventories in 2009 was $16.9 million, and the income or cost recognized by the Company related to the build-up or liquidation of LIFO-based inventories in 2008 and 2007 was not material.

FOOTNOTE 6

Property, Plant & Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31, (in millions):

	2009	2008

Land	$39.4	$44.4
Buildings and improvements	414.7	412.8
Machinery and equipment	1,723.5	1,795.0

	2,177.6	2,252.2
Accumulated depreciation	(1,599.5)	(1,621.5)

	$578.1	$630.7

Depreciation expense was $122.1 million, $131.1 million and $143.2 million in 2009, 2008 and 2007, respectively.

FOOTNOTE 7

Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for the year ended December 31, (in millions):

Segment	December 31, 2008 Balance	Acquisitions	Impairment Charges	Foreign Currency and Other (1)	December 31, 2009 Balance

Home & Family	$652.0	$—	$—	$(3.3)	$648.7
Office Products	1,088.4	—	—	61.1	1,149.5
Tools, Hardware & Commercial Products	958.5	—	—	(2.4)	956.1

	$2,698.9	$—	$—	$55.4	$2,754.3

Segment	December 31, 2007 Balance	Acquisitions (2)	Impairment Charges (3)	Foreign Currency and Other	December 31, 2008 Balance

Home & Family	$495.7	$147.0	$—	$9.3	$652.0
Office Products	1,338.9	2.7	(169.5)	(83.7)	1,088.4
Tools, Hardware & Commercial Products	774.1	317.8	(120.5)	(12.9)	958.5

	$2,608.7	$467.5	$(290.0)	$(87.3)	$2,698.9

(1)	Office Products includes $10.0 million of contingent payments paid in 2009 based on Endicia’s revenues.

(2)

For Home & Family, represents Aprica ($121.5 million) and other individually immaterial acquisitions ($25.5 million); for Tools, Hardware & Commercial Products, represents Technical Concepts ($317.8 million).

(3)	Represents non-cash goodwill impairment charges of $169.5 million and $120.5 million for the Office Products and Tools, Hardware & Commercial Products segments, respectively.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2009				2008

	Gross Carrying Amount	Accumulated Amortization		Net Book Value	Gross Carrying Amount	Accumulated Amortization		Net Book Value

Trade names — indefinite life	$320.5	$	N/A	$320.5	$319.1	$	N/A	$319.1
Trade names — other	41.6		(18.9)	22.7	41.5		(14.1)	27.4
Other (4)	469.6		(166.6)	303.0	406.3		(112.3)	294.0

	$831.7		$(185.5)	$646.2	$766.9		$(126.4)	$640.5

The table below summarizes the Company’s amortization periods for other intangible assets, including capitalized software, as of December 31, 2009:

	Weighted-Average Amortization Period	Amortization Periods

Trade names — indefinite life	N/A	N/A
Trade names — other	11 years	5—20 years
Other (4)	9 years	3—14 years

9 years

(4)	Other consists primarily of capitalized software, patents and customer lists with net book values of $185.9 million, $44.8 million and $71.5 million, respectively.

Amortization expense for intangible assets, including capitalized software, was $53.0 million, $52.2 million and $33.8 million in 2009, 2008 and 2007, respectively.

As of December 31, 2009, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2010	2011	2012	2013	2014
$ 50.6	$ 42.7	$ 39.8	$ 33.9	$ 32.5

Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

The adverse impact of the macroeconomic environment on the Company during the fourth quarter of 2008 combined with the updated outlook for certain business units led the Company to evaluate the carrying value of goodwill as of December 31, 2008. As a result of the evaluation of the Company’s goodwill, the Company recorded non-cash impairment charges of $299.4 million principally related to the goodwill impairment charges noted above. For purposes of determining the amount of the goodwill impairment charges, the fair values of the reporting units were determined using a discounted cash flow approach. No similar charges were recorded in 2009 or 2007.

FOOTNOTE 8

Other Accrued Liabilities

Accrued liabilities included the following as of December 31, (in millions):

	2009	2008

Customer accruals	$237.5	$285.7
Accruals for manufacturing, marketing and freight expenses	99.9	97.5
Accrued self-insurance liability	82.5	82.4
Accrued pension, defined contribution and other postretirement benefits	49.8	47.1
Accrued contingencies, primarily legal, environmental and warranty	44.9	53.9
Accrued restructuring (See Footnote 4)	33.3	51.7
Accrued derivative related liabilities	1.5	130.1
Accrual for purchase of noncontrolling interest in subsidiary (See Footnote 1)	—	28.2
Other	106.6	81.5

Other accrued liabilities	$656.0	$858.1

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

FOOTNOTE 9

Debt

The following is a summary of outstanding debt as of December 31, (in millions):

	2009	2008

Medium-term notes (original maturities ranging from 5 to 10 years, average interest rate of 6.83%)	$1,426.6	$1,572.3
Term loan	350.0	400.0
Convertible notes	284.3	—
Floating rate note	—	448.0
Junior convertible subordinated debentures	436.7	436.7
Other debt	11.2	22.3

Total debt	2,508.8	2,879.3
Short-term debt	(0.6)	(8.3)
Current portion of long-term debt	(492.9)	(752.7)

Long-term debt	$2,015.3	$2,118.3

During 2008, the Company’s average commercial paper obligations outstanding were $168.9 million at an average interest rate of 3.2%. The Company had no commercial paper obligations outstanding during 2009.

The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2009 (in millions):

2010	2011	2012	2013	2014	Thereafter	Total
$ 493.5	$ 253.3	$ 264.0	$ 505.2	$ 1.0	$ 991.8	$ 2,508.8

Medium-Term Notes

In March 2009, the Company completed the offering and sale of $300.0 million aggregate principal amount of 10.60% senior unsecured notes with a maturity of April 15, 2019 (the “Notes”). Interest on the Notes is payable semi-annually on April 15 and October 15. The Company’s realized net proceeds from the offering of the Notes of $290.2 million were used to complete the Tender Offers (as such term is defined below) and for general corporate purposes. The Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The interest rate payable on the Notes will be subject to adjustment if the debt rating assigned to the Notes is downgraded (or downgraded and subsequently upgraded). The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed or (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of purchase. The Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2009 based on their April 2019 maturity date.

In 2009, the Company conducted and completed tender offers through which it repurchased $180.1 million of the $250.0 million aggregate principal amount outstanding of 4.625% notes due December 2009 and $144.9 million of the $250.0 million aggregate principal amount outstanding of 4.000% notes due May 2010 (the “Tender Offers”). As a result of premiums paid and fees incurred associated with the Tender Offers, the Company recorded a pre-tax loss of $4.7 million which is included in other expense, net in the Consolidated Statements of Operations for the year ended December 31, 2009. The $329.7 million paid to complete the Tender Offers is included as payments on notes payable and debt in the Consolidated Statement of Cash Flows for the year ended December 31, 2009. The Company also repaid the remaining $69.9 million principal amount outstanding of the $250.0 million 4.625% notes in December 2009.

In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500.0 million in 5.50% senior unsecured notes with a maturity of April 15, 2013 and $250.0 million in 6.25% senior unsecured notes with a maturity of April 15, 2018 (collectively, the “Senior Unsecured Notes”). Interest on the Senior Unsecured Notes is payable semi-annually on April 15 and October 15. Net proceeds from this offering were used to fund acquisitions, repay debt and for general corporate purposes. The Senior

Unsecured Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The Senior Unsecured Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) 100% of the principal amount of the Senior Unsecured Notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Senior Unsecured Notes also contain a provision that allows holders of the Senior Unsecured Notes to require the Company to repurchase all or any part of the Senior Unsecured Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Senior Unsecured Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Senior Unsecured Notes to the date of purchase. The Senior Unsecured Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2009 based on their April 2013 and April 2018 maturity dates.

In July 2008, note holders owning $65.0 million of the Company’s $75.0 million of outstanding medium-term notes, issued in July 1998 and due July 2028, exercised their put option, which entitled the holders of the notes to require the Company to repay the notes at par. As a result, the Company repaid $65.0 million of the outstanding notes in July 2008. The remaining $10.0 million were not put to the Company and continue to bear interest at 6.11% through maturity in July 2028. The Company utilized its commercial paper program to fund the redemption of the notes. The $10.0 million of outstanding notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2009 based on their July 2028 maturity date.

In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028, and recorded a loss on the extinguishment of the Reset notes of $52.2 million associated with the purchase of the remarketing option embedded in the Reset notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes and the purchase of the remarketing option. The loss on extinguishment of $52.2 million is included in other expense, net in the Consolidated Statement of Operations for 2008. The $302.2 million aggregate amount paid to redeem the Reset notes is included as payments on notes payable and long-term debt in the Consolidated Statement of Cash Flows for 2008. The Company did not have any Reset notes outstanding as of December 31, 2008 or December 31, 2009.

The Company also has two additional series of medium-term notes with aggregate principal amounts of $105.1 million and $250.0 million outstanding with coupon rates of 4% and 6.75%, respectively, that mature in May 2010 and March 2012, respectively.

Interest Rate Swaps

As of December 31, 2009, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term notes balance at December 31, 2009 and 2008 include mark-to-market adjustments of $18.4 million and $62.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

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

The Convertible Notes will be convertible only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (initially $11.19) in effect on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (iii) upon the occurrence of specified corporate events; and (iv) at any time from, and including, November 15, 2013 through the second scheduled trading day immediately preceding March 15, 2014, the maturity date of the Convertible Notes.

Because the last reported sale price of the Company’s common stock exceeded $11.19 for at least 20 of the last 30 consecutive trading days in the three months ended December 31, 2009, the Convertibles Notes are convertible at the election of the holders of the Convertible Notes at any time during the three months ending March 31, 2010. Since conversion of the Convertible Notes is outside the control of the Company, the Convertible Notes are classified as current portion of long-term debt in the Consolidated Balance Sheet at December 31, 2009. Holders electing to convert the Convertible Notes would receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount. Based on the closing price of the Company’s common stock on December 31, 2009 of $15.01 per share, approximately $256.7 million (in addition to the principal amount) would be due to the holders of the Convertible Notes upon conversion if the holders elected to convert the Convertible Notes. The amount could be paid in cash or shares of the Company’s stock or a combination thereof, at the Company’s option. The Company entered into convertible note hedge transactions to reduce the Company’s cost of the conversion option. See Footnote 10 for more information.

Holders of the Convertible Notes may require the Company to purchase all or a portion of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes to be purchased, plus accrued and unpaid interest, in cash, upon the occurrence of certain fundamental changes involving the Company. Net proceeds from this offering were used to complete the convertible note hedge transactions (see Footnote 10) and the Tender Offers and to repay debt and for general corporate purposes.

Accounting standards require the Company, as issuer of the Convertible Notes, to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and will be amortized into interest expense using the effective interest method through March 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes is 10.8%, so the Company will recognize interest expense during the twelve months ending December 31, 2010 on the Convertible Notes in an amount that approximates 10.8% of $284.3 million, the liability component of the Convertible Notes at December 31, 2009. The interest expense recognized for the Convertible Notes in the twelve months ending December 31, 2011 and subsequent periods will be greater as the discount is amortized and the effective interest method is applied.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). The Company is required to repay the outstanding principal amount of the Term Loan of $350.0 million at December 31, 2009 according to the following schedule: $100.0 million in September 2010 and $250.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable quarterly. The $350.0 million of outstanding borrowings under the Agreement at December 31, 2009 bear interest at a weighted-average interest rate of 2.5%. The Agreement has covenants similar to those in the Company’s syndicated revolving credit facility, including, among other things, the maintenance of interest coverage and total indebtedness to total capital ratios and a limitation on the amount of indebtedness subsidiaries may incur, and the Company was in compliance with such covenants as of December 31, 2009. Net proceeds from the Term Loan were used to repay outstanding commercial paper and for general corporate purposes.

Receivables-Related Borrowings

Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly entered into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s U.S. trade receivables to the financing entity. In 2001, the financing entity issued $450.0 million in preferred debt securities to the financial institution. In September 2006, in accordance with the terms of the receivables facility, the financing entity caused the outstanding preferred debt securities to be exchanged for a two-year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration, and in 2008 the maturity date of the Note was extended from September 2008 to September 2009. The Note was repaid in September 2009, at which time, the Company was able to access the financing entity’s receivables that secured the Note.

In September 2009, the Company completed a new 364-day receivables facility that provides for borrowings of up to $200.0 million and expires in September 2010. Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets and liabilities in its consolidated financial statements. The facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of December 31, 2009. As of December 31, 2009, $562.2 million of outstanding accounts receivable were owned by the financing subsidiary, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2009. The amount that may be borrowed under the facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. As of December 31, 2009, no amounts were outstanding under the facility and $188.8 million was available for borrowing.

Revolving Credit Facility and Commercial Paper

On November 14, 2005, the Company entered into a syndicated revolving credit facility (the “Revolver”). The Revolver expires in November 2012. The Company currently has $690.0 million available for borrowing under the Revolver (in November 2010, the availability is reduced to $665.0 million). At December 31, 2009 and 2008, there were no borrowings under the Revolver. The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of December 31, 2009, the Company was in compliance with the provisions of the agreement governing the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $690.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper; however, access to the commercial paper markets is dependent on the Company’s short-term debt credit ratings. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There was no commercial paper outstanding at December 31, 2009 and 2008. There were no standby letters of credit issued under the Revolver for either period.

Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Holders of the Preferred Securities are entitled to cumulative cash dividends of 5.25% of the liquidation preference of $50 per Preferred Security, or $2.625 per year. Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million). As of December 31, 2009, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million.

The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”). In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for a $15.5 million loan the Company borrowed from the Subsidiary to purchase 100% of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the Subsidiary is the sole holder of the Debentures. The Debentures are the sole assets of the Subsidiary, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of December 31, 2009, the Company has not elected to defer interest payments. In connection with the Company’s purchase of the Preferred Securities in 2005 and 2004, the Company negotiated the early retirement of the corresponding Debentures with the Subsidiary. The Company accounted for these transactions as extinguishments of debt, which resulted in $436.7 million of Debentures outstanding as of December 31, 2009.

FOOTNOTE 10

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at an exercise price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. These call options will terminate the earlier of the maturity date of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. As of December 31, 2009, the estimated fair value of the call options was $306.7 million.

The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. The warrants expire over a period of seventy-five trading days beginning on June 13, 2014 and are European-style warrants (exercisable only upon expiration). For each warrant that is exercised, the Company will deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. The Company will not be required to deliver a number of the Company’s shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants, or 40.1 million shares of the Company’s common stock. As of December 31, 2009, the estimated fair value of the warrants to the holders was $238.9 million.

The Company has analyzed the convertible note hedge transactions and warrant transactions under the applicable authoritative guidance, and the Company determined that they meet the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital, net of tax, and the proceeds from the warrants as an increase to additional paid-in capital, and the Company does not recognize subsequent changes in the fair value of the instruments in its financial statements.

FOOTNOTE 11

Derivative Financial Instruments

The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to debt obligations with maturity dates ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Additionally, the Company purchases certain raw materials which are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company reports its derivative positions in the Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivatives designated as qualifying hedges of net investments, the gain or loss on the instruments is recognized in AOCI. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the year ended December 31, 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheet as of December 31, 2009 (in millions):

	Assets		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest rate swaps	Other assets	$20.9	Other noncurrent liabilities	$2.5
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.6	Other accrued liabilities	1.5
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.7	Other accrued liabilities	—

	Total assets	$22.2	Total liabilities	$4.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2009. The Company is a party to an interest rate swap in an asset position for which settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The pre-tax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for the year ended December 31, 2009 were as follows ( in millions ):

Instruments in fair value relationships	Location of gain (loss) recognized in income	Net gain (loss) recognized in income
Interest rate swaps	Interest expense, net	$(43.9)

Fixed-rate debt	Interest expense, net	$43.9

The Company did not record any ineffectiveness related to fair value hedges during the year ended December 31, 2009.

Cash Flow Hedges

The pre-tax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for the year ended December 31, 2009 were as follows ( in millions ):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI
Foreign exchange contracts on inventory related purchases	Cost of products sold	$(2.6)	$(9.5)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	2.5	7.7
Commodity contracts	Cost of products sold	(0.2)	—

		$(0.3)	$(1.8)

The Company did not record any ineffectiveness related to cash flow hedges during the year ended December 31, 2009.

The Company paid approximately $109.0 million to settle foreign exchange contracts on intercompany borrowings during the year ended December 31, 2009, and such amount is included in changes in accrued liabilities and other in the Consolidated Statement of Cash Flows for the year ended December 31, 2009.

The Company estimates that during the next 12 months it will reclassify net losses of approximately $0.9 million included in the pre-tax amount recorded in AOCI as of December 31, 2009 into earnings, as the anticipated cash flows occur.

Net Investment Hedges

The Company enters into cross-currency interest rate swaps associated with investments and intercompany borrowings designated as investments in non-U.S. subsidiaries. Effective changes in the fair value of the currency agreements resulting from changes in the spot non-U.S. currency exchange rate are recognized in AOCI in the Consolidated Balance Sheets to offset the change in the carrying value of the investment being hedged. Any changes in the fair value of these hedges that are the result of ineffectiveness are recognized immediately in interest expense, net in the Consolidated Statements of Operations.

The following table summarizes the pre-tax effects of instruments outstanding during the year ended December 31, 2009 designated as hedges of investments (in millions):

Derivatives in cash flow hedging relationships	Gain (loss) reclassified from AOCI into income	Gain (loss) recognized in AOCI
Cross-currency interest rate swaps	—	$(4.4)

The Company paid approximately $17.6 million to settle cross-currency interest rate swaps during the year ended December 31, 2009, and such amount is included in changes in accrued liabilities and other in the Consolidated Statement of Cash Flows for the year ended December 31, 2009. As of December 31, 2009, the Company was not a party to any cross-currency interest rate swaps.

The Company did not record any ineffectiveness related to derivative and non-derivative instruments designated as hedges of investments during the year ended December 31, 2009.

FOOTNOTE 12

Commitments

Lease Commitments

The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2020. Rent expense, which is recognized on a straight-line basis over the life of the lease term, was $120.2 million, $129.2 million and $109.7 million in 2009, 2008 and 2007, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2009 (in millions):

2010	2011	2012	2013	2014	Thereafter	Total
$ 96.5	$ 77.3	$ 60.4	$ 43.6	$ 35.8	$ 90.7	$ 404.3

Purchase Obligations

The Company enters into certain obligations to purchase finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

As of December 31, 2009, the Company’s future estimated total purchase obligations are as follows (in millions):

2010	2011	2012	Total
$ 340.9	$ 45.3	$ 28.4	$ 414.6

FOOTNOTE 13

Employee Benefit and Retirement Plans

The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their international and domestic employees. Plan benefits are generally based on years of service and/or compensation. The Company’s funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended, or foreign statutes to assure that plan assets will be adequate to provide retirement benefits.

Included in AOCI at December 31, 2009 is $625.1 million ($418.4 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company expects to recognize $13.0 million ($8.8 million net of tax) of costs in 2010 associated with net actuarial losses and prior service credit.

Effective January 1, 2008, the Company prospectively adopted updated authoritative guidance applicable to the measurement date provisions for defined benefit plans, which requires the measurement date for defined benefit plan assets and obligations to coincide with the date of the employer’s fiscal year end balance sheets, which for the Company is December 31. The Company had historically measured defined benefit plan assets and liabilities for the majority of its plans on September 30 for its year-end Consolidated Balance Sheets. The impact on the Consolidated Financial Statements of the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans with September 30 plan year-ends resulted in an adjustment to decrease retained earnings at January 1, 2008 by $1.1 million and an after-tax benefit to AOCI of $0.7 million.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire non-union U.S. work force, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit. The defined contribution benefit has a three-year cliff-vesting schedule. The Company recorded $17.3 million, $19.4 million and $19.9 million in expense for the defined contribution benefit arrangement for 2009, 2008 and 2007, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2009 and 2008 is $17.3 million and $19.4 million, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets.

As of December 31, 2009 and 2008, the Company maintained various non-qualified deferred compensation plans with varying terms. The total liability associated with these plans was $69.8 million and $69.3 million as of December 31, 2009 and 2008, respectively. These liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $46.2 million and $41.4 million as of December 31, 2009 and 2008, respectively. These assets are included in other assets in the Consolidated Balance Sheets.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 300 active and former key employees with aggregate death benefits of $234.1 million. At December 31, 2009 and 2008, the life insurance contracts had a cash surrender value of $97.1 million and $90.7 million, respectively. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $14.5 million and $11.8 million at December 31, 2009 and 2008, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $98.7 million and $94.1 million at December 31, 2009 and 2008, respectively. The SERP liabilities are included in the pension table below; however, the Company’s investment in the life insurance contracts is excluded from the table as they do not qualify as plan assets under the relevant authoritative guidance.

The Company’s matching contributions to the contributory 401(k) plan were $14.0 million, $15.9 million and $15.6 million for 2009, 2008 and 2007, respectively.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International

	2009	2008	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of period	$863.7	$868.6	$391.6	$568.8
Service cost	4.8	4.5	4.9	6.6
Interest cost	52.1	52.2	24.5	29.2
Actuarial (gain) loss	49.3	(2.8)	71.6	(77.2)
Acquisitions	—	—	—	10.0
Currency translation	—	—	35.0	(117.3)
Benefits paid (1)	(59.1)	(70.6)	(22.5)	(26.5)
Measurement date adoption adjustments (2)	—	11.8	—	2.0
Curtailments, settlement costs and other	—	—	(5.3)	(4.0)

Benefit obligation at end of period	$910.8	$863.7	$499.8	$391.6

Change in plan assets:
Fair value of plan assets at beginning of period	$492.4	$763.7	$362.9	$453.3
Actual return on plan assets (1)	60.9	(208.7)	11.2	34.1
Acquisitions	—	—	—	8.9
Contributions	82.7	8.0	21.0	24.6
Currency translation	—	—	36.5	(124.7)
Benefits paid (1)	(59.1)	(70.6)	(22.5)	(26.5)
Settlement charges and other	—	—	1.5	(6.8)

Fair value of plan assets at end of period	$576.9	$492.4	$410.6	$362.9

Funded status at end of period	$(333.9)	$(371.3)	$(89.2)	$(28.7)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$3.5	$45.2
Accrued current benefit cost, included in other accrued liabilities	(11.7)	(7.0)	(4.0)	(3.8)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(322.2)	(364.3)	(88.7)	(70.1)

Total	$(333.9)	$(371.3)	$(89.2)	$(28.7)

Amounts recognized in AOCI:
Prior service cost	$(11.5)	$(12.9)	$—	$—
Net loss	(522.0)	(484.7)	(81.2)	(3.5)

AOCI, pre-tax	$(533.5)	$(497.6)	$(81.2)	$(3.5)

Accumulated benefit obligation	$904.2	$854.1	$489.1	$378.9

(1)	For plans with September 30 measurement dates prior to January 1, 2008, the 2008 amounts include activity for the 15 month period from October 1, 2007 to December 31, 2008.

(2)

Adjustment for service and interest costs for the three months ended December 31, 2007 relating to the adoption of the measurement date provisions of relevant authoritative guidance for plans historically measured at September 30.

	U.S.		International

	2009	2008	2009	2008

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.25%	5.68%	6.01%
Long-term rate of compensation increase	3.00%	4.00%	4.20%	3.94%

Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International

	2009	2008	2007 (1)	2009	2008	2007 (1)

Service cost-benefits earned during the year	$4.8	$4.5	$3.8	$4.9	$6.6	$7.3
Interest cost on projected benefit obligation	52.1	52.2	51.2	24.5	29.2	27.7
Expected return on plan assets	(57.2)	(57.7)	(58.6)	(22.2)	(28.5)	(27.4)
Amortization of:
Prior service cost	1.3	1.3	1.1	—	—	—
Actuarial loss	8.3	7.1	7.6	0.1	3.6	4.5
Curtailment, settlement and termination benefit costs	—	—	—	1.3	—	(2.8)

Net pension cost	$9.3	$7.4	$5.1	$8.6	$10.9	$9.3

(1)

For plans with September 30 measurement dates prior to January 1, 2008, the 2007 amounts represent 12 months of net pension costs for the period October 1, 2006 to September 30, 2007. Net pension cost activity for the three months ended December 31, 2007 is included in the $1.1 million decrease in retained earnings and after-tax benefit to AOCI of $0.7 million recorded as of January 1, 2008.

	U.S.			International

	2009	2008	2007	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.25%	6.00%	6.08%	5.52%	5.16%
Long-term rate of return on plan assets	8.50%	8.50%	8.50%	5.65%	6.77%	6.33%
Long-term rate of compensation increase	4.00%	4.00%	4.50%	3.83%	4.31%	3.85%

The Company is not required to make contributions to its primary U.S. pension plan in 2010, but the Company expects to make cash contributions of approximately $32.7 million to its defined benefit pension plans in 2010, substantially all of which is for the Company’s international defined benefit pension plans.

Plan Assets

Current Allocation

The fair value of each major category of pension plan assets as of December 31, 2009 is as follows (in millions):

	U.S.						Non-U.S.
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total U.S.	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Non-U.S.	% of Total Assets as of December 31,
Description					2009	2008					2009	2008
Equity (1)
U.S. large cap	$—	$146.1	$—	$146.1			$7.2	$19.2	$—	$26.4
U.S. small cap	—	18.3	—	18.3			—	—	—	—
International	—	140.2	—	140.2			—	45.7	—	45.7

Total equity	—	304.6	—	304.6	53%	53%	7.2	64.9	—	72.1	18%	20%
Fixed income (2)
U.S. Treasury	—	28.1	—	28.1			—	1.2	—	1.2
Other government	—	49.8	—	49.8			4.6	15.1	—	19.7
Asset-backed securities	—	33.9	—	33.9			—	7.4	—	7.4
Corporate bonds	—	48.2	—	48.2			—	52.9	—	52.9
Short-term investments	—	30.2	—	30.2			—	—	—	—

Total fixed income		190.2	—	190.2	33	25	4.6	76.6	—	81.2	20	12
Insurance contracts (3)	—	17.9	—	17.9	3	4	—	105.6	—	105.6	26	5
Venture capital and partnerships (4)	—	4.3	32.9	37.2	6	8	14.6	12.3	2.0	28.9	7	6
Real estate (5)	—	—	18.8	18.8	3	7	2.9	1.6	6.4	10.9	2	2
Cash and cash equivalents (6)	—	3.7	—	3.7	1	1	25.3	74.6	—	99.9	24	39
Other	—	—	4.5	4.5	1	2	—	10.4	1.6	12.0	3	16

Total	$—	$520.7	$56.2	$576.9	100%	100%	$54.6	$346.0	$10.0	$410.6	100%	100%

(1)

Equity securities are primarily comprised of mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The common/collective trust funds are generally actively managed investment vehicles.

(2)

Fixed income investments are primarily comprised of mutual funds and common/collective trust funds that invest in corporate and government bonds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The investments in fixed income securities include both actively managed funds and index funds.

(3)

The fair values of insurance contracts are estimated based on the future cash flows to be received under the contracts discounted to the present using a discount rate that approximates the discount rate used to measure the associated pension plan liabilities.

(4)	Venture capital and partnerships are valued at net asset value, which is generally calculated using the most recent partnership financial reports.

(5)

Real estate investments are generally investments in limited partnerships, real estate investment trusts and similar vehicles that invest in real estate. The values of the investments are generally based on the most recent financial reports of the investment vehicles. The managers of each of the investment vehicles estimate the values of the real estate assets underlying the real estate investments using third party appraisals and other valuation techniques and analysis.

(6)	Cash and equivalents include investments in stable value funds. Stable value funds are generally invested in common trust funds and interest-bearing accounts.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for the year ended December 31, 2009 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Other	Total

Fair Value as of January 1, 2009	$33.2	$36.9	$12.5	$82.6
Realized gains (losses)	—	0.6	(1.8)	(1.2)
Unrealized gains (losses)	(4.6)	(9.0)	(0.4)	(14.0)
Purchases, Sales and Settlements, Net	6.3	(3.3)	(4.2)	(1.2)

Fair Value as of December 31, 2009	$34.9	$25.2	$6.1	$66.2

Investment Strategy

The Company has established formal investment policies for the assets associated with its pension plans. The objectives of the investment strategies generally include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, as well as establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans, and risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Asset allocation targets are based on periodic asset liability and/or risk budgeting study results which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters.

The target asset allocations for the Company’s U.S. pension plan and primary non-U.S. pension plans are as follows as of December 31, 2009:

Asset Category	Target
	U.S.	Non-U.S.
Equity	45%	22%
Fixed income	40	14
Insurance contracts	—	27
Cash and equivalents	—	20
Other investments (1)	15	17

Total	100%	100%

(1)	Other investments include private equity funds, hedge funds and real estate funds.

The Company recently adopted an updated target investment allocation for its primary U.S. pension plan, and as of December 31, 2009, the Company was in the process of reallocating the assets in the U.S. pension plan to align with the updated target investment allocation.

Expected Long-term Rate of Return on Plan Assets

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed-income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed to assess for reasonableness and appropriateness.

The weighted average expected long-term rates of return are based on a January 2010 review of the target investment allocation and the historical and expected rates of return of the asset classes included in the pension plans’ target asset allocations.

Other Postretirement Benefit Plans

Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups. The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of period	$162.5	$164.5
Service cost	1.5	1.6
Interest cost	9.6	9.6
Actuarial loss	10.3	5.6
Benefits paid, net (1)	(15.8)	(21.6)
Measurement date adoption adjustments (2)	—	2.8

Benefit obligation at end of period	$168.1	$162.5

Funded status and net liability recognized at December 31	$(168.1)	$(162.5)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(16.0)	$(16.1)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(152.1)	(146.4)

Total	$(168.1)	$(162.5)

Amounts recognized in AOCI:
Prior service credit	$15.7	$18.1
Net loss	(26.1)	(15.4)

AOCI, pre-tax	$(10.4)	$2.7

(1)	The 2008 amounts include activity for the 15-month period from October 1, 2007 to December 31, 2008.

(2)

Adjustment for service and interest costs for the three months ended December 31, 2007 relating to the adoption of the measurement date provisions of authoritative guidance for plans historically measured at September 30.

	2009	2008

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.25%
Long-term health care cost trend rate	4.50%	5.00%

There are no plan assets associated with the Company’s other postretirement benefit plans.

Other postretirement benefit costs include the following components for the years ended December 31, (in millions):

	2009	2008	2007 (1)

Service cost-benefits earned during the year	$1.5	$1.6	$1.7
Interest cost on projected benefit obligation	9.6	9.6	10.7
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	—	—	0.1

Net postretirement benefit costs	$8.7	$8.8	$10.1

(1)

For plans with September 30 measurement dates prior to January 1, 2008, the 2007 amounts represent 12 months of net other postretirement benefit plan costs for the period October 1, 2006 to September 30, 2007. Net other postretirement benefit plan cost activity for the three months ended December 31, 2007 is included in the $1.1 million decrease in retained earnings and after-tax benefit to AOCI of $0.7 million recorded as of January 1, 2008.

The weighted-average discount rate for the Company’s other postretirement benefit plans is developed using a spot interest yield curve based on a broad population of corporate bonds rated AA or higher. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans for the years ended December 31,:

	2009	2008	2007

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	6.25%	6.25%	6.00%
Long-term health care cost trend rate	5.00%	5.00%	6.00%

Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation was 8.7% for all retirees in 2010, declining to 4.5% in 2028 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ 1.1	$ (0.9)
Effect on postretirement benefit obligations	$ 15.0	$ (13.3)

Estimated Future Benefit Payments

Estimated future benefit payments under the Company’s defined benefit pension plans and other postretirement benefit plans are as follows as of December 31, 2009 (in millions):

	2010	2011	2012	2013	2014	2015-2019

Pension benefits (1)	$84.1	$79.0	$82.4	$84.3	$101.6	$442.5
Other postretirement benefits	$16.0	$15.4	$14.7	$14.3	$13.7	$64.9

(1)	Certain pension benefit payments will be funded by plan assets.

The estimated other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $2.3 million per year. The Company expects to make direct cash benefit payments of approximately $16.0 million for its other postretirement benefit plans in 2010.

FOOTNOTE 14

Earnings per Share

On January 1, 2009, the Company retrospectively adopted the authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. The retrospective adoption of the authoritative guidance impacted basic and diluted earnings (loss) per share for 2008 and 2007, as follows:

	2008		2007

	Loss per share from continuing operations	Loss per share- Controlling Interests	Continuing		Net

			Basic earnings per share	Diluted earnings per share	Basic earnings per share	Diluted earnings per share

Earnings (loss) per share, as reported	$(0.19)	$(0.19)	$1.74	$1.72	$1.69	$1.68
Adjustment attributable to participating securities	0.01	0.01	(0.02)	—	(0.01)	(0.01)

Earnings (loss) per share, as adjusted	$(0.18)	$(0.18)	$1.72	$1.72	$1.68	$1.67

Net income (loss) attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock awards and restricted stock units, was $3.0 million, $(1.2) million and $4.5 million for 2009, 2008 and 2007, respectively.

The impact of the adoption of the authoritative guidance is included in the below calculation and reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, (in millions, except per share data):

Numerator for basic earnings (loss) per share:	2009	2008	2007

Net income (loss) controlling interests	$285.5	$(52.3)	$467.1
Loss from discontinued operations	—	0.5	12.1
Dividends and equivalents for share-based awards expected to be forfeited	0.2	0.6	—

Income (loss) from continuing operations for basic earnings (loss) per share	285.7	(51.2)	479.2
Loss from discontinued operations	—	(0.5)	(12.1)

Net income (loss) controlling interests for basic earnings (loss) per share	$285.7	$(51.7)	$467.1

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations for basic earnings (loss) per share	$285.7	$(51.2)	$479.2
Effect of Preferred Securities (1)	—	—	14.2

Income (loss) from continuing operations for diluted earnings (loss) per share	285.7	(51.2)	493.4
Loss from discontinued operations	—	(0.5)	(12.1)

Net income (loss) controlling interests for diluted earnings (loss) per share	$285.7	$(51.7)	$481.3

Denominator for basic and diluted earnings (loss) per share:
Weighted-average shares outstanding	277.7	277.0	276.0
Share-based payment awards classified as participating securities	3.1	2.9	2.6

Denominator for basic earnings (loss) per share	280.8	279.9	278.6
Dilutive securities (2)	1.1	—	0.7
Convertible Notes (3)	9.0	—	—
Warrants (4)	3.5	—	—
Preferred Securities (1)	—	—	8.3

Denominator for diluted earnings (loss) per share	294.4	279.9	287.6

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.02	$(0.18)	$1.72
Loss from discontinued operations	—	—	(0.04)
Net income (loss) controlling interests	$1.02	$(0.18)	$1.68
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.97	$(0.18)	$1.72
Loss from discontinued operations	—	—	(0.04)
Net income (loss) controlling interests	$0.97	$(0.18)	$1.67

(1)

The convertible preferred securities are anti-dilutive for 2009 and 2008, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, $14.2 million of expenses would have been added back to the net income (loss) for both 2009 and 2008. Weighted-average shares outstanding would have increased by 8.3 million shares for both 2009 and 2008.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding for 2009, 2008 and 2007 exclude the effect of approximately 13.2 million, 17.2 million and 9.5 million stock options, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes issued in March 2009 were dilutive for the year ended December 31, 2009 because the average price of the Company’s common stock during quarterly periods since the Convertible Notes were outstanding was greater than $8.61, the conversion price of the Convertible Notes. The dilutive effect of the Convertible Notes for the year ended December 31, 2009 was based on the average quarterly dilutive effect for 2009.

(4)

The warrants issued in March 2009 were dilutive for the year ended December 31, 2009 because the average price of the Company’s common stock during quarterly periods since the warrants were outstanding was greater than $11.59, the exercise price of the warrants. The dilutive effect of the warrants for the year ended December 31, 2009 was based on the average quarterly dilutive effect for 2009.

FOOTNOTE 15

Stock-Based Compensation

The Company offers stock-based compensation to its employees that includes stock options, restricted stock awards, and time-based and performance-based restricted stock units, as follows:

Stock Options

The Company’s stock plans include plans adopted in 1993 and 2003. The Company has issued both non-qualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Historically, stock options issued by the Company generally vested and were expensed ratably over three to five years, except that in the case of termination due to death, disability or retirement at age 65 or older, options became fully vested and were exercisable for one year following termination. In 2008, the Company modified the retirement provisions applicable to future option grants so that in the case of retirement (as defined in the stock option agreement), options fully vest and are exercisable for a period of time depending on the employee’s age and years of service. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting.

Restricted Stock and Time-Based Restricted Stock Units

Awards of restricted stock and restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest three years from the date of grant. In 2008, the Company modified the retirement provisions applicable to future restricted stock awards so that in the case of retirement at age 65 or older, the awards fully vest. With respect to future awards of restricted stock units, in the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service. Prior to vesting, ownership of restricted shares cannot be transferred. The restricted stock has the same dividend and voting rights as the common stock, and the time-based restricted stock units have rights to dividend equivalents payable in cash. The Company expenses the cost of restricted stock awards and restricted stock units ratably over the vesting period, which is generally three years.

Performance-Based Restricted Stock Units and Performance Shares

Performance-based restricted stock units and performance share awards issued under the 2003 Stock Plan represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. In 2009, the Company awarded approximately 1.2 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved by the Company. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. Performance-based restricted stock units are not subject to the payment of dividend equivalents in the same manner as time-based restricted stock units. Rather, with respect to performance-based restricted stock units, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the performance-based restricted stock units vest and the related stock is issued. The Company also awarded performance shares that immediately vested in February 2007 based on 2006 performance.

As of December 31, 2009, the Company had 29.5 million shares authorized for issuance under the 2003 Stock Plan, of which 20.5 million were reserved for issuance for 14.9 million options outstanding, 3.4 million restricted stock awards and restricted stock units outstanding, and 2.2 million reserved for issuance for performance-based restricted stock units, which represents 200% of the outstanding performance awards granted in 2009. As of December 31, 2009, the Company had 9.0 million shares available for issuance under the 2003 Stock Plan. As of December 31, 2009, the Company had 1.4 million options outstanding under the 1993 plan.

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2009	2008	2007

Stock options	$14.4	$16.9	$17.2
Restricted stock	20.7	18.7	19.2

Stock-based compensation	$35.1	$35.6	$36.4

Stock-based compensation, net of income tax benefit of $5.3 million, $11.6 million and $13.8 million in 2009, 2008 and 2007, respectively	$29.8	$24.0	$22.6

The fair value of stock option awards granted during the years ended December 31, was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	2.2%	2.8%	4.7%
Dividend yield	5.2%	3.8%	2.8%
Expected volatility	35%	25%	25%
Expected life (in years)	6.8	5.5	5.5

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options and volatility.

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price	Exercisable at End of Year	Weighted Average Exercise Price	Weighted- Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value

Outstanding at December 31, 2006	14.1	$ 26	6.8	$ 28		$ 52.2
Granted	4.3	30			$ 7
Exercised	(0.9)	25				$ 3.4
Forfeited / expired	(1.5)	29

Outstanding at December 31, 2007	16.0	$ 27	7.3	$ 27		$ 19.7
Granted	4.7	22			$ 4
Exercised	(0.1)	23				$ 0.1
Forfeited / expired	(4.2)	27

Outstanding at December 31, 2008	16.4	$ 26	6.6	$ 27		$ —
Granted	3.2	8			$ 2
Forfeited / expired	(3.3)	26

Outstanding at December 31, 2009	16.3	$ 22	7.6	$ 26		$ 21.1

Vested and expected to vest at December 31, 2009	15.2	$ 22

At December 31, 2009, the aggregate intrinsic value of exercisable options was $0.2 million.

The weighted-average remaining contractual life for options outstanding and options exercisable was seven years and five years, respectively, as of December 31, 2009.

The following table summarizes the changes in the number of shares of restricted stock, restricted stock units and performance-based restricted stock units for the following periods (shares in millions):

	Shares	Weighted- average grant date fair value

Outstanding at December 31, 2006	2.2	$ 24
Granted	1.2	30
Vested	(0.5)	23
Forfeited	(0.3)	24

Outstanding at December 31, 2007	2.6	$ 26
Granted	1.4	20
Vested	(0.4)	23
Forfeited	(0.4)	26

Outstanding at December 31, 2008	3.2	$ 24
Granted	2.8	8
Vested	(0.9)	24
Forfeited	(0.5)	22

Outstanding at December 31, 2009	4.6	$ 15

Expected to vest at December 31, 2009	4.2	$ 16

During the year ended December 31, 2009, the Company awarded approximately 1.2 million performance-based restricted stock units which entitle recipients to shares of the Company’s common stock at the end of a three-year vesting period if specified market conditions are achieved. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. The performance-based restricted stock units are included in the preceding table as if the participants earned shares equal to 100% of the units granted, and there are 1.1 million performance-based restricted stock units outstanding at December 31, 2009.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2009 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)

Stock options	$ 23.4	2
Restricted stock and time-based and performance-based restricted stock units	23.2	2

Total	$ 46.6

FOOTNOTE 16

Income Taxes

As of December 31, 2009 and 2008, the Company had unrecognized tax benefits of $147.9 million and $135.0 million, respectively. If recognized, $141.4 million and $128.4 million as of December 31, 2009 and 2008, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009 and 2008, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $43.7 million and $35.0 million, respectively. During the years ended December 31, 2009 and 2008, the Company recognized approximately $8.7 million and $16.3 million, respectively, of interest and penalties.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2009	2008

Unrecognized tax benefits balance at January 1,	$135.0	$151.9
Increases in tax positions for prior years	2.5	4.6
Decreases in tax positions for prior years	(0.1)	(21.7)
Increases in tax positions for current year	11.3	13.0
Settlements with taxing authorities	(0.8)	—
Lapse of statute of limitations	—	(12.8)

Unrecognized tax benefits balance at December 31,	$147.9	$135.0

The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2009	2008	2007

Current:
Federal	$56.4	$(6.0)	$81.3
State	8.1	4.7	4.0
Foreign	63.3	46.2	66.7

Total current	127.8	44.9	152.0
Deferred	14.9	8.7	(2.3)

Total provision	$142.7	$53.6	$149.7

The non-U.S. component of income before income taxes was $171.5 million, $208.4 million and $226.5 million in 2009, 2008 and 2007, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows for the years ended December 31,:

	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	1.2	49.4	0.4
Foreign tax credit	(7.3)	(1,255.2)	(1.5)
Foreign rate differential and other	2.5	620.8	1.0
Resolution of tax contingencies	(0.7)	(570.7)	(11.2)
Tax basis differential on goodwill impairment	—	2,702.4	—
Reversal of previously recorded valuation reserve	0.9	(214.3)	—
Stock compensation	1.7	61.5	0.2

Effective rate	33.3%	1,428.9%	23.9%

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2005. The Company has received an IRS Revenue Agent Report for tax years 2005 and 2006, assessing additional tax and interest relating to the Company’s tax treatment of the financing entity described in Footnote 9 under “Receivables-Related Borrowings”. The Company disagrees with the IRS’ characterization of the entity and the associated assessment, and in January 2009, the Company filed a protest with the IRS and requested a conference with the IRS Appeals Office. The Company believes it is adequately reserved for the uncertain tax position relating to this issue. The Company’s Canadian income tax returns are subject to examination for years after 2000. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2006.

It is reasonably possible that there could be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2009.

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2009	2008

Deferred tax assets:
Accruals not currently deductible for tax purposes	$180.9	$147.1
Postretirement liabilities	60.3	59.0
Inventory reserves	3.7	2.2
Pension liabilities	88.4	108.8
Self-insurance liability	10.3	10.5
Foreign tax credit carryforward	97.1	84.7
Foreign net operating losses	275.8	227.0
Other	105.2	137.4

Total gross deferred tax assets	821.7	776.7
Less valuation allowance	(320.2)	(303.3)

Net deferred tax assets after valuation allowance	$501.5	$473.4

Deferred tax liabilities:
Accelerated depreciation	$(89.9)	$(81.6)
Amortizable intangibles	(228.1)	(179.6)
Other	—	(4.0)

Total gross deferred tax liabilities	(318.0)	(265.2)

Net deferred tax assets	$183.5	$208.2

Current deferred income tax assets	$183.8	$100.4
Noncurrent deferred income tax (liabilities) assets	(0.3)	107.8

	$183.5	$208.2

No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be indefinitely invested. At December 31, 2009, the estimated amount of total unremitted non-U.S. subsidiary earnings is $558.4 million. It is not practical to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Of the Company’s $2.8 billion of goodwill at December 31, 2009, approximately $1.1 billion is deductible for tax purposes.

FOOTNOTE 17

Other Expense, Net

Other expense, net consists of the following for the years ended December 31, (in millions):

	2009	2008	2007

Equity in earnings	$(0.6)	$(1.3)	$(0.1)
Currency transaction loss	2.1	7.3	4.2
Losses on debt extinguishment (1)	4.7	52.2	—
Other	0.5	0.9	0.1

	$6.7	$59.1	$4.2

(1)	See Footnote 9 for further information regarding charges recognized related to debt extinguishments.

FOOTNOTE 18

Fair Value

Accounting principles generally accepted in the U.S. define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:

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

The Company’s financial assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities. As the Company adjusts the value of its investments and derivative instruments to fair value each reporting period, no adjustment to retained earnings resulted from the adoption of the authoritative guidance on fair value in 2008.

The Company determines the fair value of its mutual fund investments based on quoted market prices (Level 1).

Level 2 fair value determinations are derived from directly or indirectly observable (market based) information. Such inputs are the basis for the fair values of the Company’s money market investments and derivative instruments. The money market investments held by the Company and included in cash and cash equivalents are not publicly traded, but the fair value is determined based on the values of the underlying investments in the money market fund (Level 2). The Company generally uses derivatives for hedging purposes pursuant to the relevant authoritative guidance, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the fair value hierarchy.

The following tables present the Company’s non-pension related financial assets and liabilities which are measured at fair value on a recurring basis and that are subject to the disclosure requirements of the authoritative guidance as of December 31, 2009 and 2008 (in millions):

Description	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments	$14.6	$—	$14.6	$—
Investment securities, including mutual funds	31.6	6.6	25.0	—
Interest rate swaps	20.9	—	20.9	—
Foreign currency derivatives	1.3	—	1.3	—

Total	$68.4	$6.6	$61.8	$—

Liabilities
Interest rate swaps	$2.5	$—	$2.5	$—
Foreign currency derivatives	1.5	—	1.5	—

Total	$4.0	$—	$4.0	$—

Description	Fair Value as of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments	$42.1	$—	$42.1	$—
Investment securities, including mutual funds	11.7	5.3	6.4	—
Interest rate swaps	62.3	—	62.3	—
Foreign currency derivatives	6.9	—	6.9	—

Total	$123.0	$5.3	$117.7	$—

Liabilities
Foreign currency derivatives	$130.1	$—	$130.1	$—

Total	$130.1	$—	$130.1	$—

On January 1, 2009, the Company adopted the provisions of the fair value measurement accounting and disclosure guidance related to nonfinancial assets and liabilities recognized or disclosed at fair value on a nonrecurring basis. The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. During the year ended December 31, 2009, the Company recorded $32.4 million of impairments associated with plans to dispose of certain property, plant and equipment. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

FOOTNOTE 19

Industry Segment Information

In the first quarter of 2009, the business units within the previously reported Cleaning, Organization & Décor segment were reorganized into the Tools & Hardware and Home & Family segments. The Rubbermaid Commercial Products business unit was transferred to the newly named Tools, Hardware & Commercial Products segment, and the Rubbermaid Consumer Products and Décor business units were transferred to the Home & Family segment. The reorganization allows the Company to realize structural selling, general and administrative efficiencies. The Company’s reportable segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels.

The reportable segments are as follows:

Segment	Description of Products
Home & Family

Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage, and home storage products

Office Products

Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, interactive teaching solutions, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products

Hand tools, power tool accessories, industrial bandsaw blades, propane torches, and manual paint applicators; window hardware; cleaning and refuse products, hygiene systems and material handling solutions

The Company’s segment results are as follows as of and for the years ended December 31, (in millions):

	2009	2008 (1)	2007 (1)

Net Sales (2)
Home & Family	$2,377.2	$2,654.8	$2,610.8
Office Products	1,674.7	1,990.8	2,026.2
Tools, Hardware & Commercial Products	1,525.7	1,825.0	1,770.3

	$5,577.6	$6,470.6	$6,407.3

Operating Income (3)
Home & Family	$274.7	$218.3	$307.5
Office Products	235.2	212.4	315.8
Tools, Hardware & Commercial Products	245.6	271.7	285.0
Corporate	(80.6)	(81.9)	(82.0)
Impairment charges	—	(299.4)	—
Restructuring costs	(100.0)	(120.3)	(86.0)

	$574.9	$200.8	$740.3

Depreciation & Amortization
Home & Family	$51.3	$52.1	$54.9
Office Products	39.6	49.7	52.2
Tools, Hardware & Commercial Products	48.9	51.0	46.6
Corporate	35.3	30.5	23.3

	$175.1	$183.3	$177.0

Capital Expenditures (4)
Home & Family	$30.8	$35.3	$36.4
Office Products	35.2	20.9	25.4
Tools, Hardware & Commercial Products	26.2	33.4	26.8
Corporate	61.1	68.2	68.7

	$153.3	$157.8	$157.3

Identifiable Assets
Home & Family	$878.8	$987.3
Office Products	970.3	1,184.6
Tools, Hardware & Commercial Products	892.2	969.4
Corporate (5)	3,682.6	3,651.2

	$6,423.9	$6,792.5

Geographic Area Information

	2009	2008	2007

Net Sales
United States	$3,881.4	$4,447.2	$4,624.3
Canada	326.5	413.4	425.7

	4,207.9	4,860.6	5,050.0
Europe, Middle East and Africa	795.1	1,000.1	880.7
Latin America	262.9	275.4	250.2
Asia Pacific	311.7	334.5	226.4

	$5,577.6	$6,470.6	$6,407.3

Operating Income (Loss) (3), (6)
United States	$489.3	$152.4	$572.4
Canada	65.4	92.0	108.5

	554.7	244.4	680.9
Europe, Middle East and Africa	(20.1)	(98.9)	10.9
Latin America	23.0	8.9	11.9
Asia Pacific	17.3	46.4	36.6

	$574.9	$200.8	$740.3

Property, Plant and Equipment, Net
United States	$394.1	$428.8
Canada	11.6	11.7

	405.7	440.5
Europe, Middle East and Africa	102.6	114.1
Latin America	24.9	22.2
Asia Pacific	44.9	53.9

	$578.1	$630.7

(1)	The 2008 and 2007 financial information have been adjusted to reflect the segment structure as of December 31, 2009.

(2)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% of consolidated net sales for the year ended December 31, 2009 and 13% of consolidated net sales for each of the years ended December 31, 2008 and 2007, substantially across all segments.

(3)

Operating income (loss) is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(4)	Corporate capital expenditures primarily relate to the SAP implementation.

(5)	Corporate assets primarily include goodwill, capitalized software, cash and cash equivalents and deferred tax assets.

(6)	The following table summarizes the restructuring costs and impairment charges by region included in operating income (loss) above:

	2009	2008	2007

Restructuring Costs:
United States	$(32.6)	$ (80.9)	$(32.5)
Canada	(5.7)	—	(0.1)

	(38.3)	(80.9)	(32.6)
Europe, Middle East and Africa	(36.4)	(38.7)	(41.1)
Latin America	(6.3)	—	(5.1)
Asia Pacific	(19.0)	(0.7)	(7.2)

	$(100.0)	$(120.3)	$(86.0)

	2009	2008	2007

Impairment Charges:
United States	$—	$(129.9)	$—
Canada	—	—	—

	—	(129.9)	—
Europe, Middle East and Africa	—	(169.5)	—
Latin America	—	—	—
Asia Pacific	—	—	—

	$—	$(299.4)	$—

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

The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. As a result of the most recent analysis, the Company has product liability reserves of $47.3 million as of December 31, 2009. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

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

As of December 31, 2009, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

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

The Company’s estimate of environmental response costs associated with these matters as of December 31, 2009 ranged between $10.7 million and $26.9 million. As of December 31, 2009, the Company had a reserve equal to $15.5 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to four long-term (30 year) operations and maintenance CERCLA matters which are estimated at their present value of $9.9 million by applying a 5% discount rate to undiscounted obligations of $17.1 million.

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

The City of Sao Paulo’s Green and Environmental Office (the “Sao Paulo G&E Office”) is seeking fines of up to approximately $4 million related to alleged improper storage of hazardous materials at the Company’s tool manufacturing facility located in Sao Paulo, Brazil. The Company has obtained a stay of enforcement of a notice of fine due October 1, 2009 issued by the Sao Paulo G&E Office. The Company plans to continue to contest the fines.

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

As of December 31, 2009, the Company had $59.4 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

(d)

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2010 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

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

ITEM 11. EXECUTIVE COMPENSATION

Information required under this Item will be included in the Proxy Statement under the captions “Organizational Development & Compensation Committee Report,” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation,” which information is incorporated by reference herein.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this Item will be included in the Proxy Statement under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm,” which information is incorporated by reference herein.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Cash Flows — Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements — December 31, 2009, 2008 and 2007

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

4.8

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

4.10

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

4.11

Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.12

Warrant transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.13

Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 24, 2009).

		Exhibit Number	Description of Exhibit

4.14

Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.15

Warrant transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.16

Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.17

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

4.18

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

4.19

First Amendment to $400,000,000 Term Loan Credit Agreement, dated as of June 30, 2009, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

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

*10.2

Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 11, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

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

*10.5

Rubbermaid Incorporated 1993 Deferred Compensation Plan (incorporated by reference to Exhibit A of the Rubbermaid Incorporated Proxy Statement for the April 27, 1993 Annual Meeting of Shareholders, File No. 001-04188).

Exhibit Number	Description of Exhibit

*10.6

Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

*10.7

Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007).

*10.8

Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-09608).

*10.9

Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

*10.10

Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

*10.11

Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.12

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

*10.14

Form of Performance Share Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.15

Performance Share Award Agreement granted to Mark D. Ketchum March 22, 2006 under the Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

*10.16

Form of Restricted Stock Unit Agreement under the 2003 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

*10.17

2005 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

Exhibit Number	Description of Exhibit

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

*10.20	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2009).

*10.21	Newell Rubbermaid Inc. 2007 Supplemental Transition Bonus Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006).

*10.22	Employment Security Agreement with Mark D. Ketchum dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2008).

*10.23

Form of Employment Security Agreement with certain of the Company’s Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2008).

*10.24	Form of Employment Security Agreement with Juan D. Figuereo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2009).

*10.25	Compensation Arrangement for Mark D. Ketchum dated February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

*10.26

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

*10.28

Separation Agreement and General Release dated October 8, 2009, between the Company and J. Patrick Robinson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2009).

*10.29	Expatriate Employment Agreement between the Company and Magnus Nicolin dated August 30, 2006.

*10.30

Separation Agreement and General Release dated January 1, 2010, between the Company and Magnus Nicolin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 1, 2010).

10.31

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

Exhibit Number	Description of Exhibit

10.32	Indenture dated as of April 15, 1992, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.3.

10.33	Indenture dated as of November 1, 1995, between the Company and The Chase Manhattan Bank (now known as JPMorgan Chase Bank), as Trustee, is included in Item 4.4.

10.34

Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Indenture Trustee, is included in Item 4.5.

10.35

Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)) as trustee (including the form of Notes for the Company’s 5.50% convertible senior notes due 2014), is included in Item 4.6.

10.36

Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.8.

10.37

Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.9.

10.38

Form of 10.60% Note due 2019 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)), as trustee, is included in Item 4.10.

10.39	Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company, is included in Item 4.11.

10.40	Warrant transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company, is included in Item 4.12.

10.41

Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company, is included in Item 4.13.

10.42	Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company, is included in Item 4.14.

10.43	Warrant transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company, is included in Item 4.15.

		Exhibit Number	Description of Exhibit

		10.44	Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company, is included in Item 4.16.

		10.45

Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto, as amended effective October 10, 2006, and as further amended as of October 12, 2006 and October 17, 2007, is included in Item 4.17.

		10.46

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto is included in Item 4.18.

		10.47

First Amendment to $400,000,000 Term Loan Credit Agreement, dated as of June 30, 2009, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto, is included in Item 4.19.

Item 12.	Statement re Computation of Ratios	12	Statement of Computation of Earnings to Fixed Charges.

Item 14.	Code of Ethics	14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-09608).

Item 21.	Subsidiaries of the Registrant	21	Significant Subsidiaries of the Company.

Item 23.	Consent of experts and counsel	23.1	Consent of Ernst & Young LLP.

Item 31.	Rule13a-14(a)/15d-14(a) Certifications	31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

		31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 32.	Section 1350 Certifications	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ Juan R. Figuereo
Juan R. Figuereo
Title	Executive Vice President — Chief Financial Officer
Date	March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Mark D. Ketchum	President, Chief Executive Officer and Director
Mark D. Ketchum

/s/ Juan R. Figuereo	Executive Vice President — Chief Financial Officer
Juan R. Figuereo

/s/ John B. Ellis	Vice President — Corporate Controller and Chief Accounting Officer
John B. Ellis

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Elizabeth Cuthbert Millett	Director
Elizabeth Cuthbert Millett

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ William D. Marohn	Director
William D. Marohn

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Michael B. Polk	Director
Michael B. Polk

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II

Newell Rubbermaid Inc. and subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision	Charges to Other Accounts	Write-offs (1)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2009	$ 40.6	$ 70.1	$0.9	$ (69.4)	$ 42.2
Year ended December 31, 2008	39.1	85.3	0.7	(84.5)	40.6
Year ended December 31, 2007	38.2	80.9	1.1	(81.1)	39.1

(1)	Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Provision	Other	Write-offs	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year ended December 31, 2009	$101.9	$57.0	$1.6	$(58.4)	$102.1
Year ended December 31, 2008	68.0	79.0	2.6	(47.7)	101.9
Year ended December 31, 2007	68.2	41.8	0.8	(42.8)	68.0