Form 10-Q
period 2010-03-31
NEWELL RUBBERMAID INC
filed 2010-05-06
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2010: 278.2 million.

PART I. FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	29
SIGNATURES	30
Revised Long Term Incentive Plan
Revised Form of Restricted Stock Unit Agreement
Second Amendment to the Management Cash Bonus Plan
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer
Safe Harbor Statement

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2010	2009

Net sales	$1,306.4	$1,203.9
Cost of products sold	834.7	781.1

GROSS MARGIN	471.7	422.8
Selling, general and administrative expenses	325.6	311.5
Restructuring costs	16.0	30.5

OPERATING INCOME	130.1	80.8
Nonoperating expenses:
Interest expense, net	32.0	30.6
Other (income) expense, net	(0.3)	0.7

Net nonoperating expenses	31.7	31.3

INCOME BEFORE INCOME TAXES	98.4	49.5
Income taxes	40.0	15.8

NET INCOME	$58.4	$33.7

Weighted average shares outstanding:
Basic	281.1	280.7
Diluted	307.8	280.7
Earnings per share:
Basic	$0.21	$0.12
Diluted	$0.19	$0.12
Dividends per share	$0.05	$0.11

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$253.0	$278.3
Accounts receivable, net	915.8	894.1
Inventories, net	728.6	688.2
Deferred income taxes	187.9	183.8
Prepaid expenses and other	151.5	137.7

TOTAL CURRENT ASSETS	2,236.8	2,182.1
PROPERTY, PLANT AND EQUIPMENT, NET	550.2	578.1
GOODWILL	2,730.1	2,754.3
OTHER INTANGIBLE ASSETS, NET	642.8	646.2
OTHER ASSETS	256.2	263.2

TOTAL ASSETS	$6,416.1	$6,423.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$501.3	$433.6
Accrued compensation	94.8	176.4
Other accrued liabilities	612.7	656.0
Short-term debt	—	0.6
Current portion of long-term debt	495.3	492.9

TOTAL CURRENT LIABILITIES	1,704.1	1,759.5
LONG-TERM DEBT	2,013.4	2,015.3
DEFERRED INCOME TAXES	18.2	0.3
OTHER NONCURRENT LIABILITIES	864.8	866.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	294.7	294.0
Outstanding shares, before treasury:
2010 – 294.7
2009 – 294.0
Treasury stock, at cost:	(423.8)	(420.6)
Shares held:
2010 – 16.5
2009 – 16.2
Additional paid-in capital	679.9	669.8
Retained earnings	1,865.2	1,820.7
Accumulated other comprehensive loss	(603.9)	(585.2)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,812.1	1,778.7
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5

TOTAL STOCKHOLDERS’ EQUITY	1,815.6	1,782.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,416.1	$6,423.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$58.4	$33.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	44.2	41.9
Deferred income taxes	21.3	(1.5)
Non-cash restructuring costs	0.9	4.6
Stock-based compensation expense	10.5	8.8
Other, net	9.0	3.2
Changes in operating assets and liabilities:
Accounts receivable	(29.4)	77.1
Inventories	(46.1)	(29.9)
Accounts payable	71.1	(85.8)
Accrued liabilities and other	(110.5)	(63.3)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	29.4	(11.2)

INVESTING ACTIVITIES:
Acquisitions and acquisition related activity	(1.5)	(1.4)
Capital expenditures	(31.5)	(32.4)
Disposals of non-current assets	—	0.3

NET CASH USED IN INVESTING ACTIVITIES	(33.0)	(33.5)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	1.4	758.0
Proceeds from issuance of warrants	—	32.7
Purchase of call options	—	(69.0)
Payments on notes payable and debt	(2.9)	(132.5)
Cash dividends	(13.9)	(29.4)
Purchase of noncontrolling interest in consolidated subsidiary	—	(28.2)
Other, net	(2.9)	(4.0)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(18.3)	527.6

Currency rate effect on cash and cash equivalents	(3.4)	(2.4)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(25.3)	480.5
Cash and cash equivalents at beginning of period	278.3	275.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$253.0	$755.9

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

Recent Accounting Pronouncements: Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Recently issued ASU’s were assessed and determined to be either not applicable or are expected to a have minimal impact on the Company’s consolidated financial position and results of operations.

Accumulated Other Comprehensive Loss: Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs.

The following table displays the components of accumulated other comprehensive loss for the three months ended March 31, 2010 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Loss, net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2009	$(166.3)	$(418.4)	$(0.5)	$(585.2)
Current period change	(33.0)	14.5	(0.2)	(18.7)
Balance at March 31, 2010	$(199.3)	$(403.9)	$(0.7)	$(603.9)

Comprehensive income amounted to the following for the three months ended March 31, (in millions):

	2010	2009
Net income	$58.4	$33.7
Foreign currency translation loss	(33.0)	(6.1)
Unrecognized pension & other postretirement costs, net of tax (benefit) expense of $(7.3) and $0.7 in 2010 and 2009, respectively, and including translation effects	14.5	1.1
Derivative hedging loss, net of tax (benefit) expense of $(0.3) and $11.3 in 2010 and 2009, respectively	(0.2)	(5.9)
Comprehensive income (1)	$39.7	$22.8

(1)	Comprehensive income was primarily attributable to controlling interests. Comprehensive income (loss) attributable to noncontrolling interests was not material for disclosure purposes.

Disclosures about Fair Values of Financial Instruments: The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, convertible note hedge instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 6. The fair values of the Company’s convertible note hedge instruments are disclosed in Footnote 5. The fair values of certain of the Company’s short and long-term debt are based on quoted market prices and are as follows (in millions):

	March 31, 2010		December 31, 2009
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,573.1	$1,425.6	$1,520.7	$1,426.6
Preferred securities underlying junior convertible subordinated debentures	327.5	421.2	307.5	421.2
Convertible Notes	655.5	287.2	660.3	284.3

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of March 31, 2010.

Venezuelan Operations: The Company applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to U.S. Dollars at the official exchange rate. The parallel exchange market is used for U.S. Dollar needs exceeding conversions obtained through CADIVI, and the parallel exchange market has rates less favorable than the official exchange rate.

As of December 31, 2009, the Company had changed the rate it used to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate, which approximated 6 Venezuelan Bolivar Fuertes to the U.S. Dollar on December 31, 2009. The resulting foreign currency translation adjustment of approximately $29.4 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. The Company’s considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products, difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions), and delays in previously obtained approvals being honored by CADIVI.

Effective January 1, 2010, the Company accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accounting standards require the functional currency of the foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the Company’s Venezuelan subsidiary began using the U.S. Dollar as its functional currency on January 1, 2010. As a result of the change to a U.S. Dollar functional currency, monetary assets and liabilities denominated in Bolivar Fuertes generate income or expense for changes in value associated with parallel exchange rate fluctuations against the U.S. Dollar. The Company’s Venezuelan subsidiary had approximately $14.5 million of net monetary assets denominated in Bolivar Fuertes as of March 31, 2010. For every $10 million of net monetary assets denominated in Bolivar Fuertes, a 5% increase/(decrease) in the parallel exchange rate would decrease/(increase) the Company’s pre-tax income by approximately $0.5 million. During the three months ended March 31, 2010, the Company’s Venezuelan subsidiary generated less than 1% of consolidated net sales.

On January 11, 2010, the Venezuelan government devalued the Venezuelan Bolivar Fuerte and changed to a two-tier exchange structure. The official exchange rate moved from 2.15 Bolivar Fuertes per U.S. Dollar to 2.60 for essential goods and 4.30 for non-essential goods and services, with the Company’s products generally falling into the non-essential category. The devaluation is not expected to materially impact the Company’s 2010 consolidated financial statements and had no impact on the consolidated financial statements for the three months ended March 31, 2010. For any U.S. Dollars the Company obtains at the official rate to pay for the purchase of imported goods, the Company will realize benefits in its statements of operations associated with the favorable exchange rate, as compared to the parallel rate.

Reclassifications: Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Footnote 2 — Restructuring Costs

In 2005, the Company commenced a multi-year, global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost. In 2008, the Company expanded Project Acceleration to include initiatives to exit certain product categories to create a more focused and more profitable platform for growth by eliminating selected low-margin, commodity like, mostly resin-intensive product categories and reduce the Company’s exposure to volatile commodity markets, particularly resin. Project Acceleration is expected to be fully implemented in 2010 and is expected to result in cumulative restructuring costs over the life of the initiative totaling between $475 and $500 million. The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated (in millions):

	For the three months ended March 31,		Since inception through March 31,
	2010	2009	2010

Facility and other exit costs	$0.9	$4.6	$173.3
Employee severance, termination benefits and relocation costs	13.8	20.9	201.2
Exited contractual commitments and other	1.3	5.0	62.4

	$16.0	$30.5	$436.9

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves as of and for the three months ended March 31, 2010 is as follows (in millions):

	December 31, 2009 Balance	Provision	Costs Incurred	March 31, 2010 Balance

Facility and other exit costs	$—	$0.9	$(0.9)	$—
Employee severance, termination benefits and relocation costs	23.3	13.8	(15.2)	21.9
Exited contractual commitments and other	11.8	1.3	(2.2)	10.9

	$35.1	$16.0	$(18.3)	$32.8

The following table depicts the changes in accrued restructuring reserves for the three months ended March 31, 2010 aggregated by reportable business segment (in millions):

Segment	December 31, 2009 Balance	Provision	Costs Incurred	March 31, 2010 Balance

Home & Family	$8.0	$3.3	$(4.0)	$7.3
Office Products	15.7	5.4	(7.2)	13.9
Tools, Hardware & Commercial Products	3.9	1.3	(2.1)	3.1
Corporate	7.5	6.0	(5.0)	8.5

	$35.1	$16.0	$(18.3)	$32.8

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	For the three months ended March 31,		Since inception through March 31,
Segment	2010	2009	2010

Home & Family	$3.3	$8.7	$134.4
Office Products	5.4	5.5	168.1
Tools, Hardware & Commercial Products	1.3	9.1	80.2
Corporate	6.0	7.2	54.2

	$16.0	$30.5	$436.9

Cash paid for all restructuring activities was $16.1 million and $20.0 million for the three months ended March 31, 2010 and 2009, respectively.

Footnote 3 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2010	December 31, 2009

Materials and supplies	$120.7	$118.5
Work in process	149.0	141.6
Finished products	458.9	428.1

	$728.6	$688.2

Footnote 4 — Debt

The following is a summary of outstanding debt (in millions):

	March 31, 2010	December 31, 2009

Medium-term notes	$1,425.6	$1,426.6
Term loan	350.0	350.0
Convertible notes	287.2	284.3
Junior convertible subordinated debentures	436.7	436.7
Other debt	9.2	11.2

Total debt	2,508.7	2,508.8
Short-term debt	—	(0.6)
Current portion of long-term debt	(495.3)	(492.9)

Long-term debt	$2,013.4	$2,015.3

Interest Rate Swaps

As of March 31, 2010, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term notes balance at March 31, 2010 and December 31, 2009 include mark-to-market adjustments of $32.8 million and $18.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). The Company is required to repay the outstanding principal amount of the Term Loan of $350.0 million at March 31, 2010 according to the following schedule: $100.0 million in September 2010 and $250.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable quarterly. The $350.0 million of outstanding borrowings under the Agreement at March 31, 2010 bear interest at a weighted-average interest rate of 2.5%.

Convertible Notes

In March 2009, the Company issued $345.0 million convertible senior notes (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 5.5% per year, which is payable semi-annually, and mature on March 15, 2014. The Convertible Notes are convertible at a conversion rate of 116.198 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing a conversion price of approximately $8.61 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any.

The Convertible Notes will be convertible only in the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price (currently $11.19) in effect on each applicable trading day; (ii) during the five business day period after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the period was less than 98% of the product of the last reported sale price of the Company’s common stock and the applicable conversion rate on each such day; (iii) upon the occurrence of specified corporate events; and (iv) at any time from, and including, November 15, 2013 through the second scheduled trading day immediately preceding March 15, 2014, the maturity date of the Convertible Notes.

Because the last reported sale price of the Company’s common stock exceeded $11.19 for at least 20 of the last 30 consecutive trading days in the three months ended March 31, 2010, the Convertibles Notes are convertible at the election of the holders of the Convertible Notes at any time during the three months ending June 30, 2010. Accordingly, the Convertible Notes are classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet at March 31, 2010. Based on the closing price of the Company’s common stock on March 31, 2010 of $15.20 per share, approximately $264.3 million (in addition to the principal amount) would be due to the holders of the Convertible Notes upon conversion if the holders elected to convert the Convertible Notes. The amount could be paid in cash or shares of the Company’s stock or a combination thereof, at the Company’s option, in respect of the conversion value above the Convertible Notes’ principal amount. The Company entered into convertible note hedge transactions to reduce the Company’s cost of the conversion option. See Footnote 5 for more information.

The Company has separately accounted for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through March 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes is 10.8%, so the Company will recognize interest expense during the twelve months ending March 31, 2011 on the Convertible Notes in an amount that approximates 10.8% of $287.2 million, the liability component of the Convertible Notes at March 31, 2010. The interest expense recognized for the Convertible Notes in subsequent periods will be greater as the discount is amortized and the effective interest method is applied.

Receivables Facility

In September 2009, the Company completed a 364-day receivables facility that provides for borrowings of up to $200.0 million and expires in September 2010. Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. As of March 31, 2010, $612.6 million of outstanding accounts receivable were owned by the financing subsidiary, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at March 31, 2010. As of March 31, 2010, no amounts were outstanding under the facility and $200.0 million was available for borrowing.

Footnote 5 — Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at a strike price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. As of March 31, 2010, the estimated fair value of the call options was $294.4 million.

The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. The warrants expire over a period of seventy-five trading days beginning on June 13, 2014 and are European-style warrants (exercisable only upon expiration). For each warrant that is exercised, the Company will deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. The Company will not be required to deliver a number of the Company’s shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants, or 40.1 million shares of the Company’s common stock. As of March 31, 2010, the estimated fair value of the warrants was $222.1 million.

The Company has analyzed the convertible note hedge transactions and warrant transactions under the applicable authoritative guidance, and the Company determined that they meet the criteria for classification as equity transactions. As a result, the Company does not recognize subsequent changes in the fair value of the instruments in its financial statements.

Footnote 6 — Derivatives

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

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three months ended March 31, 2010 and 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009 (in millions):

Derivatives designated as hedging instruments	Asset Derivatives Balance Sheet Location	Fair Value at March 31, 2010	Liability Derivatives Balance Sheet Location	Fair Value at March 31, 2010

Interest rate swaps	Other assets	$32.8	Other noncurrent liabilities	$—
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	0.9	Other accrued liabilities	(2.3)
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.5	Other accrued liabilities	—

	Total assets	$34.2	Total liabilities	$(2.3)

Derivatives designated as hedging instruments	Asset Balance Sheet Location	Fair Value at December 31, 2009	Liability Balance Sheet Location	Fair Value at December 31, 2009

Interest rate swaps	Other assets	$20.9	Other noncurrent liabilities	$2.5
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	0.6	Other accrued liabilities	1.5
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.7	Other accrued liabilities	—

	Total assets	$22.2	Total liabilities	$4.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of March 31, 2010 and December 31, 2009.

The Company is a party to an interest rate swap in an asset position; in the event the interest rate swap is in a liability position, settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, (in millions):

		Amount of gain (loss) recognized in income
Derivatives in fair value relationships	Location of gain (loss) recognized in income	2010	2009

Interest rate swaps	Interest expense, net	$ 14.4	$(8.2)

Fixed-rate debt	Interest expense, net	$(14.4)	$ 8.2

The Company did not record any ineffectiveness related to fair value hedges during the three months ended March 31, 2010 and 2009.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Income and AOCI for the three months ended March 31, (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income		Amount of gain (loss) recognized in AOCI
		2010	2009	2010	2009
Foreign exchange contracts on inventory related purchases	Cost of products sold	$(0.1)	$3.8	$(0.6)	$4.7
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.1	1.0	2.4	21.2

		$ —	$4.8	$1.8	$25.9

The Company did not record any ineffectiveness related to cash flow hedges during the three months ended March 31, 2010 and 2009.

The Company estimates that during the next 12 months it will reclassify losses of approximately $1.4 million included in the pretax amount recorded in AOCI as of March 31, 2010 into earnings, as the anticipated cash flows occur.

Footnote 7 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International

	2010	2009	2010	2009

Service cost-benefits earned during the period	$1.3	$1.5	$1.5	$1.2
Interest cost on projected benefit obligation	12.9	13.4	7.2	5.7
Expected return on plan assets	(14.1)	(13.7)	(6.3)	(5.0)
Amortization of:
Prior service cost	—	0.3	—	—
Actuarial loss	3.2	2.3	0.5	—

Net periodic pension cost	$3.3	$3.8	$2.9	$1.9

The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2010	2009

Service cost-benefits earned during the period	$0.4	$ 0.5
Interest cost on projected benefit obligation	2.3	2.4
Amortization of prior service benefit and actuarial loss, net	(0.4)	(0.6)

Net other postretirement benefit costs	$2.3	$ 2.3

The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.1 million and $19.0 million during the three months ended March 31, 2010 and 2009, respectively.

Footnote 8 — Income Taxes

As of March 31, 2010, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2009.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to the vesting or cancellation of equity-based compensation awards, changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s income tax provision was adversely affected by $6.7 million in the three months ended March 31, 2010 due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of restricted stock. In addition, the tax rate in the three months ended March 31, 2010 was adversely impacted by the expiration of certain U.S. tax incentives, including credits for certain research and development activities. Interim period effective tax rates also reflect the application of applicable accounting guidance to losses generated in countries where the Company is projecting annual losses for which a deferred tax asset is not anticipated to be recognized. The Company’s effective tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and other items.

Footnote 9 — Earnings per Share

The calculation of basic and diluted earnings per share is shown below for the three months ended March 31, (in millions, except per share data):

	2010	2009

Numerator for basic and diluted earnings per share:
Net income	$58.4	$33.7
Dividends and equivalents for share-based awards expected to be forfeited	—	0.1

Net income for basic earnings per share	$58.4	$33.8

Effect of Preferred Securities (1)	—	—

Net income for diluted earnings per share	$58.4	$33.8

Denominator:
Weighted-average shares outstanding	278.0	277.4
Share-based payment awards classified as participating securities	3.1	3.3

Denominator for basic earnings per share	281.1	280.7
Dilutive securities (2)	1.8	—
Convertible Notes (3)	16.5	—
Warrants (4)	8.4	—
Preferred Securities (1)	—	—

Denominator for diluted earnings per share	307.8	280.7

Basic earnings per share	$0.21	$0.12
Diluted earnings per share	$0.19	$0.12

(1)

The Preferred Securities are anti-dilutive for each of the three months ended March 31, 2010 and 2009, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income would be increased by $3.5 million and weighted-average shares outstanding would be increased by 8.3 million shares for each of the three months ended March 31, 2010 and 2009.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding exclude the effect of approximately 13.1 million and 17.2 million stock options for the three months ended March 31, 2010 and 2009, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes are dilutive to the extent the average price during the period is greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for the three months ended March 31, 2010, as the average price of the Company’s common stock during the three months ended March 31, 2010 was greater than $8.61. The shares of common stock issuable to satisfy the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock based on the average stock price for the three months ended March 31, 2010 was 16.5 million. The call options purchased in connection with the convertible note hedge transactions have an equal and offsetting impact to the dilution associated with the Convertible Notes. However, because the impact of the purchased call options would reduce weighted average shares outstanding by 16.5 million shares for the three months ended March 31, 2010, the purchased call options are considered anti-dilutive securities. The authoritative accounting guidance does not permit anti-dilutive securities to be included in weighted average shares outstanding despite their characteristics and economic impacts.

The average price of the Company’s stock during the three months ended March 31, 2009 was less than $8.61 and, as a result, the Convertible Notes were not dilutive for the prior year quarter.

(4)

The warrants issued in March 2009 were dilutive for the three months ended March 31, 2010, as the average price of the Company’s common stock during the three months ended March 31, 2010 was greater than $11.59, the exercise price of the warrants. The average price of the Company’s stock during the three months ended March 31, 2009 was less than $11.59 and, as a result, the warrants were not dilutive for the prior year quarter.

Footnote 10 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $10.5 million and $8.8 million of pre-tax stock-based compensation during the three months ended March 31, 2010 and 2009, respectively.

In determining the fair value of stock options granted during the three months ended March 31, 2010, the Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2010 (shares in millions ):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2009	16.3	$22	7.6	$0.2
Granted	1.5	14
Exercised	(0.1)	8
Forfeited / expired	(0.2)	20

Outstanding at March 31, 2010	17.5	$22	9.2	$0.3

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2010 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	4.6	$15
Granted	1.8	14
Vested	(0.7)	30
Forfeited	(0.1)	13

Outstanding at March 31, 2010	5.6	$13

During the three months ended March 31, 2010, the Company awarded 0.9 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. As of March 31, 2010, 1.9 million performance-based restricted stock units were outstanding, and based on performance through March 31, 2010, recipients of performance-based restricted stock units would be entitled to 1.9 million shares at the vesting date. The performance-based restricted stock units are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 11 — Fair Value

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in millions):

Description	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$14.7	$—	$14.7	$—
Investment securities, including mutual funds (2)	30.5	6.9	23.6	—
Interest rate swaps	32.8	—	32.8	—
Foreign currency derivatives	1.4	—	1.4	—

Total	$79.4	$6.9	$72.5	$—

Liabilities
Foreign currency derivatives	2.3	—	2.3	—

Total	$2.3	$—	$2.3	$—

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$14.6	$—	$14.6	$—
Investment securities, including mutual funds (2)	31.6	6.6	25.0	—
Interest rate swaps	20.9	—	20.9	—
Foreign currency derivatives	1.3	—	1.3	—

Total	$68.4	$6.6	$61.8	$—

Liabilities
Interest rate swaps	2.5	—	2.5	—
Foreign currency derivatives	1.5	—	1.5	—

Total	$4.0	$—	$4.0	$—

(1)

Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)

The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($15.6 million at March 31, 2010) and other assets ($14.9 million at March 31, 2010). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three months ended March 31, 2010, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

Footnote 12 — Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Products

Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®	Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage, and home storage products

Office Products	Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Expo®, mimio®	Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, interactive teaching solutions, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products	Lenox® , Irwin®, Rubbermaid® Commercial Products, Technical Concepts™, Shur-line®, Bulldog®, BernzOmatic®	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, and manual paint applicators; window hardware; cleaning and refuse products, hygiene systems and material handling solutions

The Company’s segment results are as follows (in millions):

	Three Months Ended March 31,
	2010	2009

Net Sales (1)
Home & Family	$556.9	$557.7
Office Products	351.6	318.2
Tools, Hardware & Commercial Products	397.9	328.0

	$1,306.4	$1,203.9

Operating Income (Loss) (2)
Home & Family	$68.8	$60.3
Office Products	47.3	31.1
Tools, Hardware & Commercial Products	51.6	38.0
Corporate	(21.6)	(18.1)
Restructuring Costs	(16.0)	(30.5)

	$130.1	$80.8

	March 31, 2010	December 31, 2009

Identifiable Assets
Home & Family	$897.1	$878.8
Office Products	932.4	970.3
Tools, Hardware & Commercial Products	939.0	892.2
Corporate (3)	3,647.6	3,682.6

	$6,416.1	$6,423.9

Geographic Area Information
	Three Months Ended March 31,
	2010	2009

Net Sales (1)
United States	$904.6	$861.3
Canada	78.0	61.5

Total North America	982.6	922.8
Europe, Middle East and Africa	188.8	159.6
Latin America	55.7	53.7
Asia Pacific	79.3	67.8

Total International	323.8	281.1

	$1,306.4	$1,203.9

Operating Income (Loss) (2), (4)
United States	$101.7	$72.0
Canada	15.3	7.8

Total North America	117.0	79.8
Europe, Middle East and Africa	0.1	(8.1)
Latin America	2.3	7.0
Asia Pacific	10.7	2.1

Total International	13.1	1.0

	$130.1	$80.8

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13% of consolidated net sales in the three months ended March 31, 2010 and 2009, respectively.

(2)

Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses. Operating income (loss) by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	The following table summarizes the restructuring costs by region included in operating income (loss) above:

	Three Months Ended March 31,
	2010	2009

Restructuring Costs:
United States	$6.3	$14.9
Canada	—	4.4

Total North America	6.3	19.3
Europe, Middle East and Africa	8.2	5.6
Latin America	—	2.3
Asia Pacific	1.5	3.3

Total International	9.7	11.2

	$16.0	$30.5

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

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In the first quarter of 2010, the Court entered a judgment in favor of the Company terminating the action on summary judgment, and Stamps.com subsequently filed a notice of appeal. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same court.

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

The Company (through two of its affiliates) has been involved in litigation with Worthington Cylinders (the “Supplier”) over breach of a supply contract and price increases levied by the Supplier after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that the Supplier: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13 million to the Company, and the Company will be seeking approximately an additional $3 million in pre-judgment interest and attorney fees. The Supplier intends to appeal the judgment. Under the relevant authoritative accounting guidance, the Company has not recorded any gains in the results for the three months ended March 31, 2010 due to the favorable jury verdict and intends to withhold such action until all contingencies relating to this matter have been resolved.

Footnote 14 — Subsequent Events

No significant events occurred subsequent to the balance sheet date but prior to the issuance of the financial statements that would have a material impact on the Company’s condensed consolidated financial statements.

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

Business Overview

Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are sold in more than 90 countries around the world and are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin®, Lenox® and Technical Concepts™. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

Business Strategy

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. To support its multi-year transformation into a best-in-class global consumer branding and marketing organization, the Company has adopted a strategy that focuses on optimizing the business portfolio, building consumer-meaningful brands, and achieving best cost and efficiency in its operations. The Company’s strategy is designed to achieve simultaneous net sales growth, gross margin expansion and increased earnings per share.

The Company’s core organizing concept is the global business unit (“GBU”). The Company is organized into 13 GBUs, and each of the GBUs supports one or more of the Company’s key brands worldwide, with a focus on developing and marketing differentiated products designed to meet consumers’ needs. The GBU structure positions the business units to leverage research and development, branding, marketing and innovation on a global basis and facilitates the Company’s objective of optimizing working capital and shared resources. The Company’s 13 GBUs are aggregated into three operating segments, which are as follows:

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco® , Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyle	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories

Office Products	Markers, Highlighters, Art and Office Organization Technology	Sharpie®, Expo® Dymo®, mimio®	Writing instruments, including markers and highlighters, and art products Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods

Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades
	Rubbermaid Commercial Products	Rubbermaid® Commercial Products, Technical Concepts™	Cleaning and refuse products, hygiene systems and material handling solutions
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®, BernzOmatic®	Manual paint applicators, window hardware and propane torches

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. During the first three months of 2010, the Company’s operating results improved compared to the prior year quarter due to an increase in net sales and the expansion of gross margins. The Company’s results for the first three months of 2010 were impacted by the following factors:

•

Improving consumer confidence and increased demand in the commercial and industrial channels contributed an estimated 2% to 3% to the year-over-year core sales increase of more than 7%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits.

•

Customers purchasing in advance of the April 2010 launch of SAP in the Rubbermaid Commercial and Rubbermaid Consumer GBUs contributed an estimated 2% to 3% of additional core sales increases, and customer inventory restocking in anticipation of increased consumer demand contributed an estimated 2% to 3% of additional core sales improvement.

•

Improvement in economic conditions internationally, which resulted in a year-over-year net sales increase of approximately 9% in the Company’s international businesses, excluding the impact of currency.

•	Productivity gains and favorable product mix, which more than offset the adverse impact of input cost inflation, particularly in resin, resulting in a 100 basis point expansion in gross margins.

•

Continued selective investment in strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During the first three months of 2010, the Company’s selective investments in strategic brand-building and consumer demand creation included investments in the following:

•	Lenox’s Q88 bimetal bandsaw blade with a patent-protected design that maximizes blade life while delivering superior cutting performance;

•	Dymo’s partnership with 3M to increase sales and distribution in the industrial labeling category;

•	Dedicated Parker “Shop-in-Shops” in key retail locations to enhance in-store merchandising; and

•	Advertising for Paper Mate’s Biodegradable, Design Metallic and Gel pen lines.

•

Increased earnings and continued working capital management contributed to the generation of $29 million in operating cash flow compared to a use of $11 million in the first quarter of last year, as the Company continues to focus on optimizing cash flow and debt reduction to improve its overall credit metrics.

Ongoing Initiatives

Project Acceleration

Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes, and reorganize the overall business structure to align with the Company’s core organizing concept, the GBU, to achieve best total cost. Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and in increasing the use of strategic sourcing partners. The Company continues to review and assess its manufacturing footprint and sourcing activities and is evaluating additional projects that would be implemented in 2010 to further rationalize and optimize its manufacturing operations.

Project Acceleration also includes initiatives to exit certain product categories to create a more focused and more profitable platform for growth by eliminating selected low-margin, commodity like, mostly resin-intensive product categories and reduce the Company’s exposure to volatile commodity markets, particularly resin. The product line exits were substantially completed in 2009 and primarily impacted products in the Company’s Rubbermaid Consumer and Markers, Highlighters, Art and Office Organization GBUs. Because these product line exits took place throughout 2009, the product line exits are expected to result in a 1% to 2% decline in net sales in 2010 compared to 2009.

The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs incurred over the life of the initiative are expected to be between $475 million and $500 million, including $250 million to $270 million of employee-related costs, $155 million to $175 million in non-cash asset-related costs, and $50 million to $70 million in other associated restructuring costs. Approximately 67% of the total Project Acceleration restructuring costs are expected to be cash charges. The Company expects to incur between $60 million and $80 million of costs during the year ending December 31, 2010 to complete Project Acceleration. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are in excess of $200 million once completed, with more than $160 million in annualized savings realized to date.

One Newell Rubbermaid

The Company strives to leverage the common business activities and best practices of its GBUs, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company has consolidated the leadership and strategic operations of five of the Company’s GBUs into the Company’s headquarters facilities to facilitate the sharing of knowledge and better leverage best practices.

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through March 31, 2010, the North American operations of 10 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, and the North American operations of two additional GBUs, Rubbermaid Consumer and Rubbermaid Commercial Products, went live on SAP in April 2010. Additional SAP go-lives for certain of the Company’s North American operations are scheduled for later in 2010.

Foreign Currency Translation – Venezuela Impacts

Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Venezuelan Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. The Company uses the parallel exchange rate to remeasure transactions and balances denominated in Venezuelan Bolivar Fuertes into U.S. Dollars. There is also an ongoing impact related to measuring the income statement for the Company’s Venezuelan operations at the parallel exchange rate in addition to the impacts of highly inflationary accounting. The Company’s results in Venezuela will be reflected in the consolidated financial statements at the parallel exchange rate, which was approximately 7 to 1 U.S. Dollar as of March 31, 2010; and during substantially all of 2009, the Company used the official rate of 2.15 to 1 to report the results of its Venezuelan operations. At the parallel rate, consolidated net sales and operating income are expected to decline an estimated 1% and 3%, respectively, for the year ending December 31, 2010 compared to the year ended December 31, 2009 due solely to the change in exchange rates used to translate the results of the Company’s Venezuelan operations. The change in the rate does not impact reported changes in core sales, which exclude the impact of foreign currency.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three months ended March 31, (in millions, except percentages):

	2010		2009

Net sales	$1,306.4	100.0%	$1,203.9	100.0%
Cost of products sold	834.7	63.9	781.1	64.9

Gross margin	471.7	36.1	422.8	35.1
Selling, general and administrative expenses	325.6	24.9	311.5	25.9
Restructuring costs	16.0	1.2	30.5	2.5

Operating income	130.1	10.0	80.8	6.7
Nonoperating expenses:
Interest expense, net	32.0	2.4	30.6	2.5
Other (income) expense, net	(0.3)	—	0.7	0.1

Net nonoperating expenses	31.7	2.4	31.3	2.6

Income before income taxes	98.4	7.6	49.5	4.1
Income taxes	40.0	3.1	15.8	1.3

Net income	$58.4	4.5%	$33.7	2.8%

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Consolidated Operating Results:

Net sales for the three months ended March 31, 2010 were $1,306.4 million, representing an increase of $102.5 million, or 8.5%, from $1,203.9 million for the three months ended March 31, 2009. The following table sets forth an analysis of changes in consolidated net sales:

2010
Core sales	7.2%
Foreign currency	2.5
Product line exits	(1.2)

Total change in net sales	8.5%

Core sales increased 7.2% compared to the prior year resulting from higher volumes due to three primary reasons. An estimated 200 to 300 basis points of the core sales increase represents increases in consumer demand, and another 200 to 300 basis points is a result of restocking by customers in anticipation of future increases in consumer demand, particularly in the geographic regions and channels where inventories were reduced in late 2008 and early 2009. Finally, an additional 200 to 300 basis points of the core sales growth is attributable to customer purchases ahead of the April SAP launch in the North American operations of the Rubbermaid Consumer and Rubbermaid Commercial Products GBUs. These purchases represent pull forward of second quarter 2010 sales. Foreign currency contributed an additional 2.5% to the change in net sales, while last year’s product line exits reduced year-over-year sales by 1.2%. Excluding foreign currency, sales of the Company’s domestic and international businesses increased approximately 5.2% and 8.9%, respectively, versus the prior year.

Gross margin, as a percentage of net sales, for the three months ended March 31, 2010 was 36.1%, or $471.7 million, versus 35.1%, or $422.8 million, for the three months ended March 31, 2009. The primary drivers of the 100 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and improved product mix, partially offset by input cost inflation. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.

SG&A expenses for the three months ended March 31, 2010 were 24.9% of net sales, or $325.6 million, versus 25.9% of net sales, or $311.5 million, for the three months ended March 31, 2009. In constant currency, SG&A expense increased $5.7 million mainly due to the Company’s continued investment in brand building and other strategic SG&A activities such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.

The Company recorded restructuring costs of $16.0 million and $30.5 million for the three months ended March 31, 2010 and 2009, respectively. The year-over-year decrease in restructuring costs was largely attributable to lower costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The restructuring costs for the three months ended March 31, 2010 included $0.9 million of facility and other exit costs, $13.8 million of employee severance, termination benefits and employee relocation costs, and $1.3 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended March 31, 2009 included $4.6 million of facility and other exit costs, $20.9 million of employee severance, termination benefits and employee relocation costs, and $5.0 million of exited contractual commitments and other restructuring costs. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended March 31, 2010 was $130.1 million, or 10.0% of net sales, versus $80.8 million, or 6.7% of net sales, for the three months ended March 31, 2009. The 330 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs and better leverage of structural SG&A as a result of increased sales.

Net nonoperating expenses for the three months ended March 31, 2010 were $31.7 million versus $31.3 million for the three months ended March 31, 2009. The increase in net nonoperating expenses is attributable to higher interest rates partially offset by lower outstanding debt levels.

The Company recognized income tax expense of $40.0 million for the three months ended March 31, 2010, compared to $15.8 million for the three months ended March 31, 2009. The Company’s effective tax rate was 40.7% for the three months ended March 31, 2010, compared to 31.9% for the three months ended March 31, 2009. The increase in the effective tax rate was primarily a result of the expiration of certain U.S. tax incentives, including credits for certain research and development activities, and other items discrete to the period, including non-cash tax charges associated with the vesting of equity-based compensation. Based on the accounting required for the income tax impacts associated with stock-based compensation, the Company’s effective tax rate in future periods may be adversely impacted as a result of cancellations and exercises of employee stock options and vestings of restricted stock awards and restricted stock units. See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$556.9	$557.7	(0.1)%
Office Products	351.6	318.2	10.5
Tools, Hardware & Commercial Products	397.9	328.0	21.3

Total Net Sales	$1,306.4	$1,203.9	8.5%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended March 31, 2010 as compared to net sales for the three months ended March 31, 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(1.5)%	13.0%	16.7%
Foreign currency	1.9	1.1	4.6
Product line exits	(0.5)	(3.6)	—

Total change in net sales	(0.1)%	10.5%	21.3%

Operating income (loss) by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$68.8	$60.3	14.1%
Office Products	47.3	31.1	52.1
Tools, Hardware & Commercial Products	51.6	38.0	35.8
Corporate	(21.6)	(18.1)	(19.3)
Restructuring costs	(16.0)	(30.5)	47.5

Total Operating Income	$130.1	$80.8	61.0%

Home & Family

Net sales for the three months ended March 31, 2010 were $556.9 million, a decrease of $0.8 million, or 0.1%, from $557.7 million for the three months ended March 31, 2009. Core sales declined 1.5%, which was primarily attributable to softness in the Baby & Parenting GBU, particularly in the Asian markets, which was partially offset by growth in the Rubbermaid Consumer GBU, including the pull forward of customer purchases from the second quarter of 2010 in advance of the SAP go-live in April 2010. Product line exits reduced sales another 0.5% and foreign currency had a favorable impact of 1.9%.

Operating income for the three months ended March 31, 2010 was $68.8 million, or 12.4% of net sales, an increase of $8.5 million, or 14.1%, from $60.3 million, or 10.8% of net sales, for the three months ended March 31, 2009. The 160 basis point improvement in operating margin is attributable to productivity gains and mix, which combined contributed 540 basis points of improvement, partially offset by the impacts of inflation and currency. SG&A costs as a percentage of net sales were relatively unchanged.

Office Products

Net sales for the three months ended March 31, 2010 were $351.6 million, an increase of $33.4 million, or 10.5%, from $318.2 million for the three months ended March 31, 2009. Core sales increased 13.0%, which was primarily attributable to higher volumes, including customer inventory restocking. Product line exits reduced net sales 3.6% while favorable foreign currency added 1.1%, which is net of the 3.7% negative impact due to the use of the parallel rate to translate net sales denominated in Venezuela Bolivar Fuertes in 2010. See Footnote 1 to the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended March 31, 2010 was $47.3 million, or 13.5% of net sales, an increase of $16.2 million, or 52.1%, from $31.1 million, or 9.8% of net sales, for the three months ended March 31, 2009. The 370 basis point improvement in operating margin is attributable to productivity gains, mix and product line exits, which combined contributed 320 basis points of improvement, partially offset by the impacts of inflation and currency. Additionally, SG&A costs as a percentage of net sales declined modestly as the segment was able to better leverage structural SG&A costs as a result of increased net sales.

Tools, Hardware & Commercial Products

Net sales for the three months ended March 31, 2010 were $397.9 million, an increase of $69.9 million, or 21.3%, from $328.0 million for the three months ended March 31, 2009. Core sales accounted for 16.7% of the year-over-year increase, which was primarily a result of increased sales volumes, especially in the industrial and commercial channels, as a result of increases in consumer demand and customer inventory restocking. Another factor contributing to the 16.7% core sales increase, although to a lesser extent, is the pull forward of customer purchases from the second quarter of 2010 in advance of the April 2010 SAP go-live for the North American operations of the Rubbermaid Commercial Products GBU.

Operating income for the three months ended March 31, 2010 was $51.6 million, or 13.0% of net sales, an increase of $13.6 million, or 35.8%, from $38.0 million, or 11.6% of net sales, for the three months ended March 31, 2009. The 140 basis point improvement in operating margin is primarily attributable to a 250 basis point reduction in SG&A costs as a percentage of net sales as the segment was able to better leverage structural SG&A costs as a result of increased net sales.

Liquidity and Capital Resources

Cash and cash equivalents (decreased) increased as follows for the three months ended March 31, (in millions):

	2010	2009

Cash provided by (used in) operating activities	$29.4	$(11.2)
Cash used in investing activities	(33.0)	(33.5)
Cash (used in) provided by financing activities	(18.3)	527.6
Currency effect on cash and cash equivalents	(3.4)	(2.4)

(Decrease) increase in cash and cash equivalents	$(25.3)	$480.5

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt, and use of available borrowing facilities.

Cash provided by operating activities for the three months ended March 31, 2010 was $29.4 million compared to a use of $11.2 million for the three months ended March 31, 2009. This improvement is primarily attributable to increased earnings and continued working capital management. Accounts receivable, normally a source of cash in the first quarter due to the seasonality of the business, was a net use for the three months ended March 31, 2010 primarily due to heavier than normal sales the last few weeks of the quarter as a result of pre-SAP buying. This impact was offset by a lower use of cash for the change in inventory during the three months ended March 31, 2010.

In the three months ended March 31, 2010, the Company did not engage in any significant debt issuance activity in contrast with $758.0 million net proceeds from the issuance of debt and borrowings under its syndicated revolving credit facility (the “Revolver”) in the three months ended March 31, 2009.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made payments on notes payable and other debt of $2.9 million during the three months ended March 31, 2010 compared to $132.5 million in payments on notes payable, other debt and the Revolver during the three months ended March 31, 2009.

Aggregate dividends paid were $13.9 million and $29.4 million for the three months ended March 31, 2010 and 2009, respectively. The Company paid quarterly dividends of $0.05 per share compared to $0.105 per share a year ago. The Company reduced the quarterly dividend to improve liquidity and maintain its investment-grade credit rating.

Capital expenditures were $31.5 million and $32.4 million for the three months ended March 31, 2010 and 2009, respectively. The largest single capital project in both three month periods was the implementation of SAP, which represented $10.4 million and $11.4 million of capital expenditures for the three months ended March 31, 2010 and 2009, respectively.

Cash used for restructuring activities was $16.1 million and $20.0 million for the three months ended March 31, 2010 and 2009, respectively, and is included in the cash flows from operating activities. These payments relate primarily to employee termination benefits.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at March 31, 2010 were $253.0 million, and the Company had $690.0 million and $200.0 million of borrowing capacity under its Revolver and receivables facility, respectively.

•

Working capital at March 31, 2010 was $532.7 million compared to $422.6 million at December 31, 2009, and the current ratio at March 31, 2010 was 1.31:1 compared to 1.24:1 at December 31, 2009. The increase in working capital and the current ratio is primarily due to net earnings.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. For this purpose, the Company defines total debt to total capital capitalization as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.55:1 at March 31, 2010 and 0.56:1 at December 31, 2009.

Over the long-term, the Company plans to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Borrowing Arrangements

The Company’s Revolver expires in November 2012. As of March 31, 2010, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million of borrowing capacity (in November 2010, the borrowing capacity is reduced to $665.0 million). In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with continued uncertainty in the credit markets, may preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of March 31, 2010, no commercial paper was outstanding, and there were no borrowings or standby letters of credit outstanding under the Revolver.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million, all of which was available for borrowing and no amounts were outstanding at March 31, 2010.

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As of March 31, 2010, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and the receivables facility and utilize the $890.0 million for general corporate purposes without exceeding the debt to total capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt was $2.5 billion as of March 31, 2010 and December 31, 2009. No significant debt payments were due or made during the three months ended March 31, 2010.

As of March 31, 2010, the Company had $495.3 million of short-term debt, including $105.1 million of medium-term notes that mature in May 2010 and a $100.0 million principal payment due on the term loan in September 2010. In addition, because the closing sale price of the Company’s common stock exceeded $11.19 for more than 20 of the last 30 consecutive trading days in the three months ended March 31, 2010, the convertible senior notes are convertible at the election of the holders of the notes at any time during the three months ending June 30, 2010. Since conversion of the notes is outside the control of the Company, the carrying value of the convertible senior notes, $287.2 million, is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet at March 31, 2010.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or interest rates decline further, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate.

Dividends

The Company intends to maintain a dividend of $0.05 per share in the short-term so operating cash flow can be used to repay outstanding debt and improve its investment grade credit rating.

The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Moody’s and Standard & Poor’s have a stable outlook while Fitch maintains a higher rating, with a negative outlook. Changes in the Company’s operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies, and changes in the ratings may impact the rate of interest payable on certain of the Company’s indebtedness. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

Outlook

For the year ending December 31, 2010, the Company continues to expect to generate cash flows from operations in excess of $500 million after restructuring cash payments of approximately $70 million to $100 million. The Company plans to fund capital expenditures of approximately $160 million to $170 million, which include expenditures associated with the implementation of SAP.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, and availability under the Revolver and receivables facility will be adequate to support the cash needs of its existing businesses.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it, particularly given the uncertainties in the global credit markets; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; significant increases in costs to comply with changes in legal, employment, tax, environmental and other laws and regulations; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

As of March 31, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in the Company’s 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

1/1/10-1/31/10	198	$14.23	—	—
2/1/10-2/28/10	239,602	13.59	—	—
3/1/10-3/31/10	620	13.64	—	—

Total	240,420	$13.60	—	—

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

Item 6. Exhibits

10.1	Newell Rubbermaid Inc. Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 and 2010 Stock Plans revised as of February 10, 2010.
10.2	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement, dated April 1, 2010).
10.3	Form of Restricted Stock Unit Agreement under the 2003 Stock Plan revised as of February 9, 2010.
10.4	Second Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 10, 2010.
10.5

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

NEWELL RUBBERMAID INC.
Registrant

Date: May 6, 2010	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date: May 6, 2010	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer