Form 10-Q
period 2010-06-30
NEWELL RUBBERMAID INC
filed 2010-08-06
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2010

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

Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2010: 278.3 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$1,496.2	$1,504.3	$2,802.6	$2,708.2
Cost of products sold	908.9	946.0	1,743.6	1,727.1

GROSS MARGIN	587.3	558.3	1,059.0	981.1
Selling, general and administrative expenses	362.6	329.3	688.2	640.8
Restructuring costs	21.2	29.5	37.2	60.0

OPERATING INCOME	203.5	199.5	333.6	280.3
Nonoperating expenses:
Interest expense, net	33.2	40.3	65.2	70.9
Other (income) expense, net	(5.9)	1.2	(6.2)	1.9

Net nonoperating expenses	27.3	41.5	59.0	72.8

INCOME BEFORE INCOME TAXES	176.2	158.0	274.6	207.5
Income taxes	45.8	52.3	85.8	68.1

NET INCOME	$130.4	$105.7	$188.8	$139.4

Weighted average shares outstanding:
Basic	281.5	280.8	281.3	280.7
Diluted	315.4	286.8	311.6	283.7
Earnings per share:
Basic	$0.46	$0.38	$0.67	$0.50
Diluted	$0.41	$0.37	$0.61	$0.49
Dividends per share	$0.05	$0.05	$0.10	$0.16

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$259.8	$278.3
Accounts receivable, net	1,037.6	894.1
Inventories, net	802.4	688.2
Deferred income taxes	195.7	183.8
Prepaid expenses and other	105.3	137.7

TOTAL CURRENT ASSETS	2,400.8	2,182.1
PROPERTY, PLANT AND EQUIPMENT, NET	536.3	578.1
GOODWILL	2,701.7	2,754.3
OTHER INTANGIBLE ASSETS, NET	636.6	646.2
OTHER ASSETS	289.1	263.2

TOTAL ASSETS	$6,564.5	$6,423.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$597.2	$433.6
Accrued compensation	122.0	176.4
Other accrued liabilities	651.0	656.0
Short-term debt	1.0	0.6
Current portion of long-term debt	393.0	492.9

TOTAL CURRENT LIABILITIES	1,764.2	1,759.5
LONG-TERM DEBT	2,049.3	2,015.3
DEFERRED INCOME TAXES	25.7	0.3
OTHER NONCURRENT LIABILITIES	826.4	866.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	0	0
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	294.9	294.0
Outstanding shares, before treasury:
2010 – 294.9
2009 – 294.0
Treasury stock, at cost:	(424.0)	(420.6)
Shares held:
2010 – 16.6
2009 – 16.2
Additional paid-in capital	688.1	669.8
Retained earnings	1,981.5	1,820.7
Accumulated other comprehensive loss	(645.1)	(585.2)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,895.4	1,778.7
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5

TOTAL STOCKHOLDERS’ EQUITY	1,898.9	1,782.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,564.5	$6,423.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Six Months Ended June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$188.8	$139.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86.9	83.9
Deferred income taxes	16.7	14.8
Non-cash restructuring costs	1.9	13.3
Stock-based compensation expense	18.8	16.6
Other, net	12.7	12.9
Changes in operating assets and liabilities:
Accounts receivable	(165.1)	(115.3)
Inventories	(131.8)	78.3
Accounts payable	172.4	(77.8)
Accrued liabilities and other	(17.9)	(78.1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	183.4	88.0

INVESTING ACTIVITIES:
Acquisitions and acquisition related activity	(1.5)	(12.1)
Capital expenditures	(69.3)	(70.7)
Disposals of non-current assets	8.7	5.7
Other	(2.0)	0

NET CASH USED IN INVESTING ACTIVITIES	(64.1)	(77.1)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	2.4	759.8
Proceeds from issuance of warrants	0	32.7
Purchase of call options	0	(69.0)
Payments on notes payable and debt	(108.4)	(517.2)
Cash dividends	(28.0)	(43.4)
Purchases of noncontrolling interests in consolidated subsidiaries	0	(29.0)
Other, net	(3.1)	(4.1)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(137.1)	129.8

Currency rate effect on cash and cash equivalents	(0.7)	2.0

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18.5)	142.7
Cash and cash equivalents at beginning of period	278.3	275.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259.8	$418.1

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

Seasonal Variations: Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Generally, the Company earns more than 60 percent of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Accordingly, the Company’s results for the three and six months ended June 30, 2010 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2010.

Recent Accounting Pronouncements: Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASU’s”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASU’s. Recently issued ASU’s were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Venezuelan Operations: The Company applies to the Venezuelan government’s Foreign Exchange Administrative Commission, CADIVI, for the conversion of local currency to U.S. Dollars at the official exchange rate. Until May 2010, the Company used the parallel exchange market for its U.S. Dollar needs exceeding conversions obtained through CADIVI, and the parallel exchange market had rates less favorable than the official exchange rate.

As of December 31, 2009, the Company had changed the rate it used to translate its Venezuelan subsidiary’s transactions and balances from the official exchange rate to the parallel exchange rate. The resulting foreign currency translation adjustment of approximately $29.4 million increased accumulated other comprehensive loss within stockholders’ equity as of December 31, 2009. The Company’s considerations for changing the rate included indications that the Venezuelan government is not likely to continue to provide substantial currency exchange at the official rate for companies importing nonessential products and difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions).

Effective January 1, 2010, the Company accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accounting standards require the functional currency of the foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the Company’s Venezuelan subsidiary began using the U.S. Dollar as its functional currency on January 1, 2010. As a result of the change to a U.S. Dollar functional currency, monetary assets and liabilities denominated in Bolivar Fuertes generate income or expense for changes in value associated with parallel exchange rate fluctuations against the U.S. Dollar. The Company’s Venezuelan subsidiary had approximately $22.5 million of net monetary assets denominated in Bolivar Fuertes as of June 30, 2010.

In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate resulted in a foreign exchange gain of $5.6 million, which is recognized in other income for the three and six months ended June 30, 2010.

During the three and six months ended June 30, 2010, the Company’s Venezuelan subsidiary generated less than 1% of consolidated net sales. Net sales and operating income for the six months ended June 30, 2010 declined approximately $26.1 million and $9.6 million, respectively, compared to the six months ended June 30, 2009 due to the change in the exchange rate used to convert the Company’s Venezuela results to U.S. Dollars.

Reclassifications: Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Footnote 2 — Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs.

The following table displays the components of accumulated other comprehensive loss for the six months ended June 30, 2010 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging (Loss) Gain, net of tax	Accumulated Other Comprehensive Loss

Balance at December 31, 2009	$(166.3)	$(418.4)	$(0.5)	$(585.2)
Current period change	(77.8)	16.8	1.1	(59.9)

Balance at June 30, 2010	$(244.1)	$(401.6)	$ 0.6	$(645.1)

Comprehensive income amounted to the following for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$130.4	$105.7	$188.8	$139.4
Foreign currency translation	(44.8)	112.6	(77.8)	106.5
Unrecognized pension and other postretirement costs, net of tax (expense) benefit of $(2.0) and $5.3 for the three and six months ended June 30, 2010, respectively, and income tax benefit of $4.3 and $3.6 for the three and six months ended June 30, 2009, respectively, and including translation effects	2.3	(7.5)	16.8	(6.4)
Derivative hedging gain (loss), net of tax expense of $1.3 and $1.0 for the three and six months ended June 30, 2010, respectively, and tax expense of $35.8 and $47.1 for the three and six months ended June 30, 2009, respectively	1.3	(41.7)	1.1	(47.6)

Comprehensive income (1)	$89.2	$169.1	$128.9	$191.9

(1)	Comprehensive income was primarily attributable to controlling interests. Comprehensive income (loss) attributable to noncontrolling interests was not material for disclosure purposes.

Footnote 3 — Restructuring Costs

European Transformation Plan

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost effective implementation of an enterprise resource planning program in Europe.

The European Transformation Plan is expected to be completed by 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $50 to $55 million of selling, general and administrative expenses to implement the European Transformation Plan. During the three months ended June 30, 2010, restructuring and related charges incurred in connection with the European Transformation Plan were not material.

Project Acceleration

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

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since inception through June 30, 2010
	2010	2009	2010	2009

Facility and other exit costs	$0.8	$8.7	$1.7	$13.3	$174.1
Employee severance, termination benefits and relocation costs	18.4	11.5	32.2	32.4	219.6
Exited contractual commitments and other	2.0	9.3	3.3	14.3	64.4

	$21.2	$29.5	$37.2	$60.0	$458.1

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves as of and for the six months ended June 30, 2010 is as follows (in millions):

	December 31, 2009 Balance	Provision	Costs Incurred	June 30, 2010 Balance

Facility and other exit costs	$—	$1.7	$(1.7)	$—
Employee severance, termination benefits and relocation costs	23.3	32.2	(33.9)	21.6
Exited contractual commitments and other	11.8	3.3	(6.6)	8.5

	$35.1	$37.2	$(42.2)	$30.1

The following table depicts the changes in accrued restructuring reserves for the six months ended June 30, 2010 aggregated by reportable business segment (in millions):

Segment	December 31, 2009 Balance	Provision	Costs Incurred	June 30, 2010 Balance

Home & Family	$8.0	$6.4	$(10.0)	$4.4
Office Products	15.7	11.2	(13.9)	13.0
Tools, Hardware & Commercial Products	3.9	3.6	(4.6)	2.9
Corporate	7.5	16.0	(13.7)	9.8

	$35.1	$37.2	$(42.2)	$30.1

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since inception through
Segment	2010	2009	2010	2009	June 30, 2010

Home & Family	$3.1	$6.1	$6.4	$14.8	$137.5
Office Products	5.8	11.7	11.2	17.2	173.9
Tools, Hardware & Commercial Products	2.3	7.8	3.6	16.9	82.5
Corporate	10.0	3.9	16.0	11.1	64.2

	$21.2	$29.5	$37.2	$60.0	$458.1

Cash paid for all restructuring activities was $15.2 million and $31.3 million for the three and six months ended June 30, 2010, respectively, and $21.0 million and $41.0 million for the three and six months ended June 30, 2009, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2010	December 31, 2009

Materials and supplies	$158.7	$118.5
Work in process	129.8	141.6
Finished products	513.9	428.1

	$802.4	$688.2

Footnote 5 — Debt

The following is a summary of outstanding debt (in millions):

	June 30, 2010	December 31, 2009

Medium-term notes	$1,357.3	$1,426.6
Term loan	350.0	350.0
Convertible notes	290.2	284.3
Junior convertible subordinated debentures	436.7	436.7
Other debt	9.1	11.2

Total debt	2,443.3	2,508.8
Short-term debt	(1.0)	(0.6)
Current portion of long-term debt	(393.0)	(492.9)

Long-term debt	$2,049.3	$2,015.3

Interest Rate Swaps

As of June 30, 2010, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term notes balance at June 30, 2010 and December 31, 2009 include mark-to-market adjustments of $54.0 million and $18.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). As of June 30, 2010, the Company is required to repay the outstanding principal amount of the Term Loan of $350.0 million according to the following schedule: $100.0 million in September 2010 and $250.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable no less frequently than monthly. The $350.0 million of outstanding borrowings under the Agreement at June 30, 2010 bear interest at a weighted-average interest rate of 2.5%.

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

Because the last reported sale price of the Company’s common stock exceeded $11.19 for at least 20 of the last 30 consecutive trading days in the three months ended June 30, 2010, the Convertibles Notes are convertible at the election of the holders of the Convertible Notes at any time during the three months ending September 30, 2010. Accordingly, the Convertible Notes are classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2010. Based on the closing price of the Company’s common stock on June 30, 2010 of $14.64 per share, approximately $241.9 million (in addition to the principal amount) would be due to the holders of the Convertible Notes upon conversion if the holders elected to convert the Convertible Notes. The amount could be paid in cash or shares of the Company’s stock or a combination thereof, at the Company’s option, in respect of the conversion value above the Convertible Notes’ principal amount. The Company entered into convertible note hedge transactions to reduce the Company’s cost of the conversion option. See Footnote 6 for more information.

The Company has separately accounted for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt and is being amortized into interest expense using the effective interest method through March 2014. Accordingly, the Company’s effective interest rate on the Convertible Notes is 10.8%, so the Company will recognize interest expense during the twelve months ending June 30, 2011 on the Convertible Notes in an amount that approximates 10.8% of $290.2 million, the liability component of the Convertible Notes at June 30, 2010. The interest expense recognized for the Convertible Notes in subsequent periods will be greater as the discount is amortized and the effective interest method is applied.

Receivables Facility

In September 2009, the Company completed a 364-day receivables facility that provides for borrowings of up to $200.0 million and expires in September 2010. Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. As of June 30, 2010, $705.9 million of outstanding accounts receivable were owned by the financing subsidiary, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2010. As of June 30, 2010, no amounts were outstanding under the facility and $200.0 million was available for borrowing.

Junior convertible subordinated debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of June 30, 2010, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of June 30, 2010, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Footnote 6 — Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at a strike price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allow the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. These call options will terminate the earlier of the maturity dates of the related Convertible Notes or the first day all of the related Convertible Notes are no longer outstanding due to conversion or otherwise. The credit exposure associated with the convertible note hedge transactions is the estimated fair value of the purchased call options, which was $281.2 million as of June 30, 2010.

The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. The warrants expire over a period of seventy-five trading days beginning on June 13, 2014 and are European-style warrants (exercisable only upon expiration). For each warrant that is exercised, the Company will deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. The Company will not be required to deliver a number of the Company’s shares in connection with the net settlement of the warrants in excess of the aggregate number of shares subject to the warrants, or 40.1 million shares of the Company’s common stock. As of June 30, 2010, the estimated fair value of the warrants was $213.7 million.

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

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and six months ended June 30, 2010 and 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (in millions):

	Assets		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at June 30, 2010	Balance Sheet Location	Fair Value at June 30, 2010

Interest rate swaps	Other assets	$54.0	Other noncurrent liabilities	$—
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	2.5	Other accrued liabilities	1.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.7	Other accrued liabilities	—

	Total assets	$57.2	Total liabilities	$1.2

	Assets		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2009	Balance Sheet Location	Fair Value at December 31, 2009

Interest rate swaps	Other assets	$20.9	Other noncurrent liabilities	$2.5
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	0.6	Other accrued liabilities	1.5
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.7	Other accrued liabilities	—

	Total assets	$22.2	Total liabilities	$4.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2010 and December 31, 2009.

The Company is a party to an interest rate swap in an asset position; in the event the interest rate swap is in a liability position, settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2010 and 2009 (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009

Interest rate swaps	Interest expense, net	$21.2	$(37.7)	$35.6	$(45.9)

Fixed-rate debt	Interest expense, net	$(21.2)	$37.7	$(35.6)	$45.9

The Company did not record any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2010 and 2009.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Income and AOCI for the three and six months ended June 30, 2010 and 2009 (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009

Foreign exchange contracts on inventory related purchases	Cost of products sold	$(0.1)	$0.3	$(0.2)	$4.1
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.1	0.8	0.2	1.8

		$—	$1.1	$—	$5.9

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009

Foreign exchange contracts on inventory related purchases	Cost of products sold	$2.6	$(7.5)	$2.0	$(2.8)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	3.7	1.8	6.1	23.0

		$6.3	$(5.7)	$8.1	$20.2

The Company did not record any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2010 and 2009.

The Company estimates that during the next 12 months it will reclassify gains of approximately $1.2 million included in the pretax amount recorded in AOCI as of June 30, 2010 into earnings, as the anticipated cash flows occur.

Footnote 8 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International

	2010	2009	2010	2009

Service cost-benefits earned during the period	$0.7	$1.7	$1.3	$1.3
Interest cost on projected benefit obligation	12.4	13.1	7.0	5.6
Expected return on plan assets	(14.6)	(13.6)	(6.4)	(5.0)
Amortization of:
Prior service cost	0.3	0.5	—	—
Actuarial loss	2.9	2.5	0.5	—
Curtailment and special termination benefit gains and losses, net	—	—	—	0.6

Net periodic pension cost	$1.7	$4.2	$2.4	$2.5

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International

	2010	2009	2010	2009

Service cost-benefits earned during the period	$2.0	$3.2	$2.8	$2.5
Interest cost on projected benefit obligation	25.3	26.5	14.2	11.3
Expected return on plan assets	(28.7)	(27.3)	(12.7)	(10.0)
Amortization of:
Prior service cost	0.7	0.8	—	—
Actuarial loss	5.7	4.8	1.0	—
Curtailment and special termination benefit gains and losses, net	—	—	—	0.6

Net periodic pension cost	$5.0	$8.0	$5.3	$4.4

The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Service cost-benefits earned during the period	$0.3	$0.4	$0.7	$0.9
Interest cost on projected benefit obligation	2.3	2.5	4.6	4.9
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.6)	(0.7)	(1.2)

Net other postretirement benefit costs	$2.3	$2.3	$4.6	$4.6

The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.1 million and $19.0 million during the six months ended June 30, 2010 and 2009, respectively.

Footnote 9 — Income Taxes

As of June 30, 2010, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2009, other than as noted below.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to the vesting or cancellation of equity-based compensation awards, changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The effective tax rate for the three months ended June 30, 2010 was favorably impacted by a one-time benefit of $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination.

In addition to the items impacting the three months ended June 30, 2010 noted above, the Company’s effective tax rate for the six months ended June 30, 2010 was adversely affected by $6.7 million due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of restricted stock. In addition, the tax rate for the six months ended June 30, 2010 was adversely impacted by the expiration of certain U.S. tax incentives, including credits for certain research and development activities. Interim period effective tax rates also reflect the application of applicable accounting guidance to losses generated in countries where the Company is projecting annual losses for which a deferred tax asset is not anticipated to be recognized. The Company’s effective tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and other items.

As disclosed at December 31, 2009, the Company has received an IRS Revenue Agent Report for tax years 2005 and 2006, assessing additional tax and interest relating to the Company’s 2005 and 2006 U.S. federal income tax returns. The Company filed a protest against certain adjustments within the Revenue Agent Report and requested a conference with the IRS Appeals Office. The Company is currently in on-going settlement discussions with the Appeals Office that may resolve this dispute and finalize the examination of these returns. If resolved, the Company may reduce its unrecognized tax benefits balance and related accruals, the aggregate amount of which may be material, although a reasonable estimate of the range cannot be made. The Company does not expect to make additional material cash payments upon settlement of the examination. However, there can be no assurance that the Company will be able to finalize the examination on the terms currently under discussion, or on any terms that would result in a reduction in the Company’s unrecognized tax benefits balance and reversal of related accruals.

Footnote 10 — Earnings per Share

The calculation of basic and diluted earnings per share is shown below for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Numerator for basic and diluted earnings per share:
Net income	$130.4	$105.7	$188.8	$139.4
Dividends and equivalents for share-based awards expected to be forfeited	0.1	—	0.1	0.1

Net income for basic earnings per share	$130.5	$105.7	$188.9	$139.5

Effect of Preferred Securities (1)	—	—	—	—

Net income for diluted earnings per share	$130.5	$105.7	$188.9	$139.5

Denominator:
Weighted-average shares outstanding	278.3	277.7	278.2	277.6
Share-based payment awards classified as participating securities	3.2	3.1	3.1	3.1

Denominator for basic earnings per share	281.5	280.8	281.3	280.7
Dilutive securities (2)	2.8	1.0	2.3	0.5
Convertible Notes (3)	19.2	5.0	17.8	2.5
Warrants (4)	11.9	—	10.2	—
Preferred Securities (1)	—	—	—	—

Denominator for diluted earnings per share	315.4	286.8	311.6	283.7

Basic earnings per share	$0.46	$0.38	$0.67	$0.50

Diluted earnings per share	$0.41	$0.37	$0.61	$0.49

(1)

The Preferred Securities are anti-dilutive for each of the three and six months ended June 30, 2010 and 2009, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for each three month period ended June 30, 2010 and 2009 would be increased by $3.5 million and net income for each six month period ended June 30, 2010 and 2009 would be increased by $7.0 million. Weighted-average shares outstanding would be increased by 8.3 million shares for each of the three and six month periods.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding exclude the effect of approximately 12.4 million and 14.2 million stock options for the three months ended June 30, 2010 and 2009, respectively, and 12.8 million and 15.7 million stock options for the six months ended June 30, 2010 and 2009, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes are dilutive to the extent the average price during the period is greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for the three months ended June 30, 2010, as the average price of the Company’s common stock during the three months ended June 30, 2010 was greater than $8.61. The shares of common stock issuable to satisfy the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock based on the average stock price for the three months ended June 30, 2010 was 19.2 million. The dilutive effect of the Convertible Notes for the six months ended June 30, 2010 was based on the average of the dilutive effect for each of the three months ended March 31, 2010 and June 30, 2010.

The call options purchased in connection with the convertible note hedge transactions have an equal and offsetting impact to the dilution associated with the Convertible Notes. However, because the impact of the purchased call options would reduce weighted average shares outstanding by 19.2 million and 17.8 million shares for the three and six months ended June 30, 2010, respectively, the purchased call options are considered anti-dilutive securities. The authoritative accounting guidance does not permit anti-dilutive securities to be included in weighted average shares outstanding despite their characteristics and economic impacts.

(4)

The warrants issued in March 2009 were dilutive for the three and six months ended June 30, 2010, as the average price of the Company’s common stock during the three and six months ended June 30, 2010 was greater than $11.59, the exercise price of the warrants. The average price of the Company’s stock during the three and six months ended June 30, 2009 was less than $11.59 and, as a result, the warrants were not dilutive for those periods.

Footnote 11 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $8.3 million and $7.8 million of pre-tax stock-based compensation during the three months ended June 30, 2010 and 2009, respectively, and $18.8 million and $16.6 million during the six months ended June 30, 2010 and 2009, respectively.

In determining the fair value of stock options granted during the six months ended June 30, 2010, the Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2010 (shares in millions ):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2009	16.3	$22	7.6	$0.2
Granted	1.5	14
Exercised	(0.1)	8
Forfeited / expired	(0.7)	24

Outstanding at June 30, 2010	17.0	$22	9.0	$0.4

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2010 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	4.6	$15
Granted	1.9	14
Vested	(0.8)	27
Forfeited	(0.2)	13

Outstanding at June 30, 2010	5.5	$13

During the six months ended June 30, 2010, the Company awarded 0.9 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. As of June 30, 2010, 1.9 million performance-based restricted stock units were outstanding, and based on performance through June 30, 2010, recipients of performance-based restricted stock units would be entitled to 3.2 million shares at the vesting date. The performance-based restricted stock units are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 12 — Fair Value Disclosures

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

	June 30, 2010		December 31, 2009
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,498.4	$1,357.3	$1,520.7	$1,426.6
Preferred securities underlying junior convertible subordinated debentures	294.9	421.2	307.5	421.2
Convertible Notes	631.8	290.2	660.3	284.3

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of June 30, 2010.

Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in millions):

Description	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$16.3	$—	$16.3	$—
Investment securities, including mutual funds (2)	32.2	6.7	25.5	—
Interest rate swaps	54.0	—	54.0	—
Foreign currency derivatives	3.2	—	3.2	—

Total	$105.7	$6.7	$99.0	$—

Liabilities
Foreign currency derivatives	$1.2	$—	$1.2	$—

Total	$1.2	$—	$1.2	$—

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$14.6	$—	$14.6	$—
Investment securities, including mutual funds (2)	31.6	6.6	25.0	—
Interest rate swaps	20.9	—	20.9	—
Foreign currency derivatives	1.3	—	1.3	—

Total	$68.4	$6.6	$61.8	$—

Liabilities
Interest rate swaps	$2.5	$—	$2.5	$—
Foreign currency derivatives	1.5	—	1.5	—

Total	$4.0	$—	$4.0	$—

(1)

Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)

The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($17.6 million and $16.9 million at June 30, 2010 and December 31, 2009, respectively) and other assets ($14.6 million and $14.7 million at June 30, 2010 and December 31, 2009, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the six months ended June 30, 2010, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

Footnote 13 — Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Products

Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Kirsch®, Amerock® Calphalon®, Goody®	Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage, and home storage products

Office Products	Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Expo®, Mimio®	Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, interactive teaching solutions, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products	Lenox® , Irwin®, Rubbermaid® Commercial Products, Technical Concepts™, Shur-line®, Bulldog®, BernzOmatic®	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, convenience hardware, and manual paint applicators; window hardware; cleaning and refuse products, hygiene systems and material handling solutions

The Company’s segment results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales (1)
Home & Family	$592.0	$617.2	$1,148.9	$1,174.9
Office Products	483.5	496.9	835.1	815.1
Tools, Hardware & Commercial Products	420.7	390.2	818.6	718.2

	$1,496.2	$1,504.3	$2,802.6	$2,708.2

Operating Income (Loss) (2)
Home & Family	$75.6	$80.4	$144.4	$140.7
Office Products	99.4	99.2	146.7	130.3
Tools, Hardware & Commercial Products	70.1	67.6	121.7	105.6
Corporate	(20.4)	(18.2)	(42.0)	(36.3)
Restructuring Costs	(21.2)	(29.5)	(37.2)	(60.0)

	$203.5	$199.5	$333.6	$280.3

	June 30, 2010	December 31, 2009

Identifiable Assets
Home & Family	$961.3	$878.8
Office Products	1,053.2	970.3
Tools, Hardware & Commercial Products	934.8	892.2
Corporate (3)	3,615.2	3,682.6

	$6,564.5	$6,423.9

Geographic Area Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales
United States	$1,042.0	$1,071.7	$1,946.6	$1,933.0
Canada	88.0	85.5	166.0	147.0

Total North America	1,130.0	1,157.2	2,112.6	2,080.0
Europe, Middle East and Africa	215.2	208.8	404.0	368.4
Latin America	67.2	61.7	122.9	115.4
Asia Pacific	83.8	76.6	163.1	144.4

Total International	366.2	347.1	690.0	628.2

	$1,496.2	$1,504.3	$2,802.6	$2,708.2

Operating Income (Loss) (2), (4)
United States	$150.8	$176.3	$252.5	$248.3
Canada	20.0	16.9	35.3	24.7

Total North America	170.8	193.2	287.8	273.0
Europe, Middle East and Africa	20.0	2.7	20.1	(5.4)
Latin America	1.6	0.8	3.9	7.8
Asia Pacific	11.1	2.8	21.8	4.9

Total International	32.7	6.3	45.8	7.3

	$203.5	$199.5	$333.6	$280.3

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% of consolidated net sales in the three and six months ended June 30, 2010, and approximately 13% of consolidated net sales in the three and six months ended June 30, 2009.

(2)

Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses. Operating income (loss) by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	The following table summarizes the restructuring costs by region included in operating income (loss) above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Restructuring Costs:
United States	$4.1	$7.8	$10.4	$22.7
Canada	5.1	1.0	5.1	5.4

Total North America	9.2	8.8	15.5	28.1
Europe, Middle East and Africa	7.3	10.6	15.6	16.2
Latin America	2.1	2.8	2.1	5.1
Asia Pacific	2.6	7.3	4.0	10.6

Total International	12.0	20.7	21.7	31.9

	$21.2	$29.5	$37.2	$60.0

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

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In the first quarter of 2010, the Court entered a judgment in favor of the Company terminating the action on summary judgment, and Stamps.com has appealed that judgment. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same court. There can be no assurance the Company can prevail on appeal or will otherwise be successful in defending itself in these matters.

The City of Sao Paulo’s Green and Environmental Office (the “Sao Paulo G&E Office”) is seeking fines of up to approximately $4.0 million related to alleged improper storage of hazardous materials at the Company’s tool manufacturing facility located in Sao Paulo, Brazil. The Company has obtained a stay of enforcement of a notice of fine due October 1, 2009 issued by the Sao Paulo G&E Office. The Company plans to continue to contest the fines.

The Company (through two of its affiliates) has been involved in litigation in the U.S. District Court for the Western District of North Carolina with Worthington Cylinders (the “Supplier”) over breach of a supply contract and price increases levied by the Supplier after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that the Supplier: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13.0 million to the Company, and the Company will be seeking approximately an additional $3.0 million in pre-judgment interest and attorney fees. The Supplier intends to appeal the judgment. Under the relevant authoritative accounting guidance, the Company has not recorded any gains in the results for the three or six months ended June 30, 2010 due to the favorable jury verdict and intends to withhold such action until all contingencies relating to this matter have been resolved.

Footnote 15 — Subsequent Events

Except as noted below, no significant events occurred subsequent to the balance sheet date but prior to the issuance of the financial statements that would have a material impact on the Company’s condensed consolidated financial statements.

Capital Structure Optimization Plan

On August 2, 2010 the Company announced a Capital Structure Optimization Plan (the “Plan”), which is intended to simplify the Company’s capital structure, lower interest costs and reduce potential future dilution from the Convertible Notes and the associated hedge and warrant transactions. The Plan includes the issuance of $550.0 million of new 4.70% senior notes due 2020. The Company plans to use the proceeds from the sale of the new notes, cash on hand, and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program and to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019. The Company estimates that it will repurchase approximately 32.3 million shares under the accelerated stock buyback, although the final number of shares repurchased is subject to change based on changes in the Company’s stock price.

The Company also announced that it intends, subject to market conditions, to launch an offer to exchange common stock and cash for any and all of its Convertible Notes prior to September 30, 2010. To the extent Convertible Notes are exchanged, the Company intends to settle, for cash, the convertible note hedge and warrant transactions which were entered into concurrent with the issuance of the Convertible Notes.

The Company expects to incur up to $200.0 million in charges during the three months ending September 30, 2010 associated with the Plan.

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

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco® , Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyle	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories

Office Products	Markers, Highlighters, Art & Office Organization Technology	Sharpie®, Expo® Dymo®, Mimio®	Writing instruments, including markers and highlighters, and art products Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods

Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades
	Rubbermaid Commercial Products	Rubbermaid® Commercial Products, Technical Concepts™	Cleaning and refuse products, hygiene systems and material handling solutions

	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®, BernzOmatic®	Manual paint applicators, window hardware, convenience hardware and propane torches

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. During the first six months of 2010, the Company’s operating results improved compared to the prior year due to an increase in net sales and the expansion of gross margins. The Company’s results for the first six months of 2010 were impacted by the following factors:

•

Increased demand in the commercial and industrial channels contributed to the year-over-year core sales increase of more than 4%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits.

•

Improvement in economic conditions internationally, particularly in emerging markets, which contributed to a year-over-year net sales increase of more than 9% in the Company’s international businesses, excluding the impact of currency.

•	Productivity gains and favorable product mix, which more than offset the adverse impact of input cost inflation, resulting in a 160 basis point expansion in gross margins.

•

Continued selective investment in strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During the first six months of 2010, the Company’s selective investments in strategic brand-building and consumer demand creation included investments in the following:

•	MimioClassroomTM system, an integrated suite of interactive teaching tools and services for educators;

•	Expo Washable markers formulated to easily wash off of skin and most washable fabrics;

•	Advertising for Paper Mate’s Biodegradable, Design Metallic and Gel pen lines;

•	Dedicated Parker “Shop-in-Shops” in key retail locations to enhance in-store merchandising;

•	Goody’s Simple Styles collection of hair accessories that make it easy to achieve salon-quality hair styles with only a few simple steps;

•

Rubbermaid Commercial Products’ new line of ergonomically designed material handling carts and trucks, which includes a broad range of solutions that provide enhanced maneuverability and durability; and

•	Lenox’s Q88 bimetal bandsaw blade with a patent-protected design that maximizes blade life while delivering superior cutting performance.

•

Increased earnings and continued working capital management contributed to the generation of $183.4 million in operating cash flow compared to $88.0 million in the first six months of last year, as the Company continues to focus on optimizing cash flow and debt reduction to improve its overall credit metrics.

Ongoing Initiatives

European Transformation Plan

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost effective implementation of an enterprise resource planning program in Europe.

The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $90 to $100 million, to be substantially incurred by the end of 2011. The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $50 to $55 million of selling, general and administrative expenses to implement the European Transformation Plan, of which approximately $15 million are expected to be incurred in 2010. The Company expects to realize annual savings of $50 to $60 million (net of tax) upon completion of the implementation of the European Transformation Plan.

In the first six months of 2010, restructuring and restructuring-related charges associated with the European Transformation Plan were not material.

Project Acceleration

Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes, and reorganize the overall business structure to align with the Company’s core organizing concept, the GBU, to achieve best total cost. Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and in increasing the use of strategic sourcing partners. In the first half of 2010, the Company began implementing a number of restructuring programs as part of Project Acceleration to reduce and realign its manufacturing footprint, including two programs in its Home & Family segment in North America and one program in its Home & Family segment internationally. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 50%, including the closure or disposition of 24 manufacturing facilities and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses. Upon completion of Project Acceleration, the Company expects to have reduced its manufacturing footprint by more than 60% based on the manufacturing facilities in service at the inception of Project Acceleration.

As part of Project Acceleration, the Company evaluates its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In the first half of 2010, the Company began implementing projects to reduce and realign its distribution footprint, including one project in the Home & Family segment in North America and one project in the Tools, Hardware & Commercial Products segment’s international operations.

Project Acceleration also includes initiatives to exit and rationalize certain product categories to create a more focused and more profitable platform for growth by eliminating selected low-margin, commodity like, mostly resin-intensive product categories and reduce the Company’s exposure to volatile commodity markets, particularly resin. The product line exits and rationalizations were substantially completed in 2009 and primarily impacted products in the Company’s Rubbermaid Consumer and Markers, Highlighters, Art & Office Organization GBUs. Because these product line exits and rationalizations took place throughout 2009, the product line exits and rationalizations are expected to result in a 1% to 2% decline in net sales in 2010 compared to 2009.

The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs incurred over the life of the initiative are expected to be between $475 and $500 million, including $250 to $270 million of employee-related costs, $155 to $175 million in non-cash asset-related costs, and $50 to $70 million in other associated restructuring costs. Approximately 67% of the total Project Acceleration restructuring costs are expected to be cash charges. The Company expects to incur between $60 and $80 million of costs during the year ending December 31, 2010 to complete Project Acceleration. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are in excess of $200 million once completed, with more than $180 million in annualized savings realized to date.

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

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through June 30, 2010, the North American operations of 12 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, including the North American operations of the Rubbermaid Consumer and Rubbermaid Commercial Products GBUs in April 2010. Additional SAP go-lives for certain of the Company’s North American operations are scheduled for later in 2010 and 2011.

Foreign Currency – Venezuela

The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of June 30, 2010, the Company’s Venezuelan subsidiary had approximately $22.5 million of net monetary assets denominated in Bolivar Fuertes. For every $10 million of net monetary assets denominated in Bolivar Fuertes, a 5% increase/(decrease) in the applicable exchange rate would decrease/(increase) the Company’s pre-tax income by $0.5 million.

In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate from the parallel rate did not have a material impact on the Company’s consolidated net sales or operating income for the six months ended June 30, 2010, compared to using the parallel rate for the same period. The transition to the SITME rate did result in a foreign exchange gain of $5.6 million, which is recognized in other income for the three and six months ended June 30, 2010.

Prior to the use of the SITME rate, the Company’s results in Venezuela in 2010 were being reflected in the consolidated financial statements at the parallel exchange rate, and during substantially all of 2009, the Company used the official rate of 2.15 to 1 U.S. Dollar to report the results of its Venezuelan operations. Although the SITME rate is generally more favorable than recent parallel rates, consolidated net sales and operating income are expected to decline an estimated 1% and 3%, respectively, for the year ending December 31, 2010 compared to the year ended December 31, 2009 due solely to the change in exchange rates used to translate the results of the Company’s Venezuelan operations. The change in the rate does not impact reported changes in core sales, which exclude the impact of foreign currency.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009

Net sales	$1,496.2	100.0%	$1,504.3	100.0%	$2,802.6	100.0%	$2,708.2	100.0%
Cost of products sold	908.9	60.7	946.0	62.9	1,743.6	62.2	1,727.1	63.8

Gross margin	587.3	39.3	558.3	37.1	1,059.0	37.8	981.1	36.2
Selling, general and administrative expenses	362.6	24.2	329.3	21.9	688.2	24.6	640.8	23.7
Restructuring costs	21.2	1.4	29.5	2.0	37.2	1.3	60.0	2.2

Operating income	203.5	13.6	199.5	13.3	333.6	11.9	280.3	10.4
Nonoperating expenses:
Interest expense, net	33.2	2.2	40.3	2.7	65.2	2.3	70.9	2.6
Other (income) expense, net	(5.9)	(0.4)	1.2	0.1	(6.2)	(0.2)	1.9	0.1

Net nonoperating expenses	27.3	1.8	41.5	2.8	59.0	2.1	72.8	2.7

Income before income taxes	176.2	11.8	158.0	10.5	274.6	9.8	207.5	7.7
Income taxes	45.8	3.1	52.3	3.5	85.8	3.1	68.1	2.5

Net income	$130.4	8.7%	$105.7	7.0%	$188.8	6.7%	$139.4	5.1%

Three Months Ended June 30, 2010 vs. Three Months Ended June 30, 2009

Consolidated Operating Results:

Net sales for the three months ended June 30, 2010 were $1,496.2 million, representing a decrease of $8.1 million, or 0.5%, from $1,504.3 million for the three months ended June 30, 2009. The following table sets forth an analysis of changes in consolidated net sales for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 (in millions, except percentages):

Core sales	$22.8	1.5%
Foreign currency	(2.2)	(0.1)
Product line exits and rationalizations	(28.7)	(1.9)

Total change in net sales	$(8.1)	(0.5)%

Core sales increased 1.5% compared to the prior year driven by increased demand in international markets led by Latin America and Asia Pacific. Additionally, the Company estimates that core sales growth in the three months ended June 30, 2010 was negatively impacted by 200 to 300 basis points due to customer purchases in the first quarter of 2010 ahead of the April 2010 SAP launch in the North American operations of the Rubbermaid Consumer and Rubbermaid Commercial Products GBUs. Foreign currency had the impact of reducing net sales by 0.1%, while last year’s product line exits reduced year-over-year net sales by 1.9%. Excluding foreign currency, sales of the Company’s domestic businesses decreased approximately 3.3% versus the prior year, and sales of the Company’s international businesses increased approximately 9.2% versus the prior year. The customer purchases in the first quarter of 2010 ahead of the April 2010 SAP launch adversely impacted North American quarter-over-quarter sales growth by an estimated 300 basis points.

Gross margin, as a percentage of net sales, for the three months ended June 30, 2010 was 39.3%, or $587.3 million, versus 37.1%, or $558.3 million, for the three months ended June 30, 2009. The primary drivers of the 220 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and favorable product mix, partially offset by input cost inflation experienced during the quarter. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.

SG&A expenses for the three months ended June 30, 2010 were 24.2% of net sales, or $362.6 million, versus 21.9% of net sales, or $329.3 million, for the three months ended June 30, 2009. In constant currency, SG&A expense increased $32.1 million mainly due to the Company’s continued investment in brand building and other strategic SG&A activities such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.

The Company recorded restructuring costs of $21.2 million and $29.5 million for the three months ended June 30, 2010 and 2009, respectively. The year-over-year decrease in restructuring costs was largely attributable to lower costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The year-over-year decrease in restructuring costs was also due to lower restructuring costs associated with reducing the Company’s manufacturing and distribution footprint, as the Company is completing the remaining projects under Project Acceleration prior to the end of 2010. The restructuring costs for the three months ended June 30, 2010 included $0.8 million of facility and other exit costs, $18.4 million of employee severance, termination benefits and employee relocation costs, and $2.0 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2009 included $8.7 million of facility and other exit costs, $11.5 million of employee severance, termination benefits and employee relocation costs, and $9.3 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended June 30, 2010 was $203.5 million, or 13.6% of net sales, versus $199.5 million, or 13.3% of net sales, for the three months ended June 30, 2009. The 30 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs, which more than offset increases in SG&A expenses associated with investments in brand building and other strategic SG&A activities.

Net nonoperating expenses for the three months ended June 30, 2010 were $27.3 million versus $41.5 million for the three months ended June 30, 2009. The decrease in net nonoperating expenses is attributable to lower outstanding debt levels partially offset by higher interest rates as well as a foreign exchange gain of $5.6 million during the three months ended June 30, 2010 associated with the Company’s transition to the SITME rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte.

The Company recognized income tax expense of $45.8 million for the three months ended June 30, 2010, compared to $52.3 million for the three months ended June 30, 2009. The Company’s effective tax rate was 26.0% for the three months ended June 30, 2010, compared to 33.1% for the three months ended June 30, 2009. The decrease in the effective tax rate was primarily due to a one-time benefit of $8.2 million due to the reversal of certain tax reserves upon resolution of a foreign tax examination. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$592.0	$617.2	(4.1)%
Office Products	483.5	496.9	(2.7)
Tools, Hardware & Commercial Products	420.7	390.2	7.8

Total Net Sales	$1,496.2	$1,504.3	(0.5)%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(2.6)%	3.1%	6.1%
Foreign currency	0.8	(2.8)	1.7
Product line exits and rationalizations	(2.3)	(3.0)	—

Total change in net sales	(4.1)%	(2.7)%	7.8%

Operating income (loss) by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$75.6	$80.4	(6.0)%
Office Products	99.4	99.2	0.2
Tools, Hardware & Commercial Products	70.1	67.6	3.7
Corporate	(20.4)	(18.2)	(12.1)
Restructuring costs	(21.2)	(29.5)	28.1

Total Operating Income	$203.5	$199.5	2.0%

Home & Family

Net sales for the three months ended June 30, 2010 were $592.0 million, a decrease of $25.2 million, or 4.1%, from $617.2 million for the three months ended June 30, 2009. Core sales declined 2.6%, which was primarily attributable to customer purchases ahead of the April 2010 SAP launch in the North American operations of the Rubbermaid Consumer GBU. The Company estimates that excluding the negative impact of SAP pre-buy, core sales for the three months ended June 30, 2010 remained largely unchanged year-over-year. Product line exits and rationalizations reduced sales another 2.3% while foreign currency had a favorable impact of 0.8%.

Operating income for the three months ended June 30, 2010 was $75.6 million, or 12.8% of net sales, a decrease of $4.8 million, or 6.0%, from $80.4 million, or 13.0% of net sales, for the three months ended June 30, 2009. The 20 basis point decrease in operating margin is primarily attributable to constant SG&A expenses quarter-over-quarter, including a marginal increase in strategic SG&A spending. The constant SG&A expenses combined with a decline in net sales resulted in a decrease in operating margins of more than 100 basis points. Gross margins improved as productivity gains more than offset input cost inflation.

Office Products

Net sales for the three months ended June 30, 2010 were $483.5 million, a decrease of $13.4 million, or 2.7%, from $496.9 million for the three months ended June 30, 2009. Core sales increased 3.1%, which was primarily attributable to higher volumes in the Fine Writing, Technology and Markers, Highlighters, Art & Office Organization GBUs. Product line exits and foreign currency reduced net sales by 3.0% and 2.8%, respectively.

Operating income for the three months ended June 30, 2010 was $99.4 million, or 20.6% of net sales, an increase of $0.2 million, or 0.2%, from $99.2 million, or 20.0% of net sales, for the three months ended June 30, 2009. The 60 basis point improvement in operating margin is attributable to productivity gains and product mix partially offset by input cost inflation, which combined contributed 480 basis points of improvement. The gross margin improvement was partially offset by increased SG&A costs as a percentage of net sales due to increased volume building, brand building and other strategic SG&A costs.

Tools, Hardware & Commercial Products

Net sales for the three months ended June 30, 2010 were $420.7 million, an increase of $30.5 million, or 7.8%, from $390.2 million for the three months ended June 30, 2009. Core sales increases accounted for 6.1% of the year-over-year increase, which was primarily a result of increased sales volumes, especially in the industrial channel. The increased sales volumes were a result of increases in demand, particularly in international markets. Additionally, the Company estimates that core sales increases for the three months ended June 30, 2010 were negatively impacted by 400 to 500 basis points due to customer purchases ahead of the April 2010 SAP launch in the North American operations of the Rubbermaid Commercial Products GBU. Favorable foreign currency accounted for 1.7% of the year-over-year net sales increase.

Operating income for the three months ended June 30, 2010 was $70.1 million, or 16.7% of net sales, an increase of $2.5 million, or 3.7%, from $67.6 million, or 17.3% of net sales, for the three months ended June 30, 2009. The 60 basis point decrease in operating margin is primarily attributable to input cost inflation and a 150 basis point increase in SG&A costs as a percentage of net sales in constant currency due to increased investments in brand building and other strategic SG&A activities. These increases were partially offset by productivity gains.

Six Months Ended June 30, 2010 vs. Six Months Ended June 30, 2009

Consolidated Operating Results:

Net sales for the six months ended June 30, 2010 were $2,802.6 million, representing an increase of $94.4 million, or 3.5%, from $2,708.2 million for the six months ended June 30, 2009. The following table sets forth an analysis of changes in consolidated net sales for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 (in millions, except percentages):

Core sales	$110.0	4.1%
Foreign currency	27.4	1.0
Product line exits and rationalizations	(43.0)	(1.6)

Total change in net sales	$94.4	3.5%

Core sales increased 4.1% compared to the prior year resulting from higher volumes primarily due to increases in demand, particularly internationally and in the industrial and commercial channels, and restocking by customers in anticipation of future increases in consumer demand, particularly in the geographic regions and channels where inventories were reduced in late 2008 and early 2009. Foreign currency contributed an additional 1.0% to the increase in net sales, while last year’s product line exits reduced year-over-year sales by 1.6%. Excluding foreign currency, sales at the Company’s domestic and international businesses increased approximately 0.5% and 9.1%, respectively, versus the prior year.

Gross margin, as a percentage of net sales, for the six months ended June 30, 2010 was 37.8%, or $1,059.0 million, versus 36.2% of net sales, or $981.1 million, for the six months ended June 30, 2009. The primary drivers of the 160 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and improved product mix, partially offset by input cost inflation.

SG&A expenses for the six months ended June 30, 2010 were 24.6% of net sales, or $688.2 million, versus 23.7% of net sales, or $640.8 million, for the six months ended June 30, 2009. In constant currency, SG&A expenses increased $38.3 million mainly due to the Company’s continued investment in brand building and other strategic SG&A activities, such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.

The Company recorded restructuring costs of $37.2 million and $60.0 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in restructuring costs for the six months ended June 30, 2010 compared to the prior year is largely attributable to lower costs associated with reducing the Company’s manufacturing and distribution footprint, as the Company is completing the remaining projects under Project Acceleration prior to the end of 2010. In addition, the Company incurred lower restructuring costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The restructuring costs for the six months ended June 30, 2010 included $1.7 million of facility and other exit costs, $32.2 million of employee severance, termination benefits and employee relocation costs, and $3.3 million of exited contractual commitments and other restructuring costs. The restructuring costs for the six months ended June 30, 2009 included $13.3 million of facility and other exit costs, $32.4 million of employee severance, termination benefits and employee relocation costs, and $14.3 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the six months ended June 30, 2010 was 11.9% of net sales, or $333.6 million, versus 10.4% of net sales, or $280.3 million, for the six months ended June 30, 2009. The 150 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs and better leverage of structural SG&A as a result of increased sales, partially offset by increased investments in brand building and other strategic SG&A activities and input cost inflation.

Net nonoperating expenses for the six months ended June 30, 2010 were $59.0 million versus $72.8 million for the six months ended June 30, 2009. The decrease in net nonoperating expenses is attributable to lower outstanding debt levels partially offset by higher interest rates as well as a foreign exchange gain of $5.6 million during the six months ended June 30, 2010 associated with the Company’s transition to the SITME rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte.

The Company recognized income tax expense of $85.8 million for the six months ended June 30, 2010, compared to $68.1 million for the six months ended June 30, 2009. The Company’s effective tax rate was 31.2% for the six months ended June 30, 2010, compared to 32.8% for the six months ended June 30, 2009. The decrease in the effective tax rate was primarily a result of a one-time benefit of $8.2 million due to the reversal of certain tax reserves upon resolution of a foreign tax examination during the six months ended June 30, 2010. The aforementioned benefit was partially offset by the expiration of certain U.S. tax incentives, including credits for certain research and development activities, and other items including non-cash tax charges associated with the vesting of equity-based compensation. Based on the accounting required for the income tax impacts associated with stock-based compensation, the Company’s effective tax rate in future periods may be adversely impacted as a result of cancellations and exercises of employee stock options and vestings of restricted stock awards and restricted stock units. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$1,148.9	$1,174.9	(2.2)%
Office Products	835.1	815.1	2.5
Tools, Hardware & Commercial Products	818.6	718.2	14.0

Total Net Sales	$2,802.6	$2,708.2	3.5%

The following table sets forth an analysis of changes in net sales in each segment for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(2.2)%	7.0%	11.0%
Foreign currency	1.4	(1.3)	3.0
Product line exits and rationalizations	(1.4)	(3.2)	—

Total change in net sales	(2.2)%	2.5%	14.0%

Operating income (loss) by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$144.4	$140.7	2.6%
Office Products	146.7	130.3	12.6
Tools, Hardware & Commercial Products	121.7	105.6	15.2
Corporate	(42.0)	(36.3)	(15.7)
Restructuring Costs	(37.2)	(60.0)	38.0

Total Operating Income	$333.6	$280.3	19.0%

Home & Family

Net sales for the six months ended June 30, 2010 were $1,148.9 million, a decrease of $26.0 million, or 2.2%, from $1,174.9 million for the six months ended June 30, 2009. Core sales declined 2.2%, which was primarily attributable to softness in the Baby & Parenting GBU, particularly in the Asian markets, partially offset by growth in the Beauty & Style and Culinary Lifestyle GBUs. The year-over-year impact of product line exits and rationalizations reduced sales another 1.4% while foreign currency had a favorable impact of 1.4%.

Operating income for the six months ended June 30, 2010 was $144.4 million, or 12.6% of net sales, an increase of $3.7 million, or 2.6%, from $140.7 million, or 12.0% of net sales, for the six months ended June 30, 2009. The 60 basis point improvement in operating margin is attributable to productivity gains and mix, partially offset by the impacts of input cost inflation. In constant currency, SG&A costs as a percentage of net sales were relatively unchanged.

Office Products

Net sales for the six months ended June 30, 2010 were $835.1 million, an increase of $20.0 million, or 2.5%, from $815.1 million for the six months ended June 30, 2009. Core sales increased 7.0%, which was primarily attributable to higher volumes, including customer inventory restocking, particularly in the Markers, Highlighters, Art & Office Organization and Technology GBUs. Product line exits and foreign currency reduced net sales 3.2% and 1.3%, respectively.

Operating income for the six months ended June 30, 2010 was $146.7 million, or 17.6% of net sales, an increase of $16.4 million, or 12.6%, from $130.3 million, or 16.0% of net sales, for the six months ended June 30, 2009. The 160 basis point improvement in operating margin is attributable to productivity gains, product mix and product line exits, partially offset by the impacts of input cost inflation and higher SG&A costs due to investments in strategic brand and volume building SG&A activities.

Tools, Hardware & Commercial Products

Net sales for the six months ended June 30, 2010 were $818.6 million, an increase of $100.4 million, or 14.0%, from $718.2 million for the six months ended June 30, 2009. Core sales increases accounted for 11.0% of the year-over-year increase, which was primarily a result of increased sales volumes, especially in the industrial and commercial channels. The increased sales volumes were a result of increases in demand and customer inventory restocking, particularly in international markets. Favorable foreign currency accounted for 3.0% of the net sales increase.

Operating income for the six months ended June 30, 2010 was $121.7 million, or 14.9% of net sales, an increase of $16.1 million, or 15.2%, from $105.6 million, or 14.7% of net sales, for the six months ended June 30, 2009. The 20 basis point improvement in operating margin is primarily attributable to better leveraging SG&A costs as a result of increased net sales.

Liquidity and Capital Resources

Cash and cash equivalents (decreased) increased as follows for the six months ended June 30, (in millions):

	2010	2009

Cash provided by operating activities	$183.4	$88.0
Cash used in investing activities	(64.1)	(77.1)
Cash (used in) provided by financing activities	(137.1)	129.8
Currency effect on cash and cash equivalents	(0.7)	2.0

(Decrease) increase in cash and cash equivalents	$(18.5)	$142.7

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

Cash provided by operating activities for the six months ended June 30, 2010 was $183.4 million compared to $88.0 million for the six months ended June 30, 2009. This improvement is primarily attributable to increased earnings and continued working capital improvement, as the operating cash flows for the six months ended June 30, 2009 are net of $96.2 million of payments to settle foreign exchange contracts and cross-currency interest rate swaps on intercompany financing arrangements.

In the six months ended June 30, 2010, the Company did not engage in any significant debt issuance activity in contrast with $759.8 million net proceeds from the issuance of debt and borrowings under its syndicated revolving credit facility (the “Revolver”) in the six months ended June 30, 2009.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made payments on medium-term notes and other debt of $108.4 million during the six months ended June 30, 2010 compared to $517.2 million in payments on notes payable, the term loan, medium-term notes and the Revolver during the six months ended June 30, 2009.

Aggregate dividends paid were $28.0 million and $43.4 million for the six months ended June 30, 2010 and 2009, respectively. The Company continues to maintain quarterly dividends of $0.05 per share so operating cash flows can be used to repay outstanding debt to improve the Company’s investment grade credit rating.

Capital expenditures were $69.3 million and $70.7 million for the six months ended June 30, 2010 and 2009, respectively. The largest single capital project in both six month periods was the implementation of SAP, which represented $19.5 million and $23.8 million of capital expenditures for the six months ended June 30, 2010 and 2009, respectively.

Cash used for restructuring activities was $31.3 million and $41.0 million for the six months ended June 30, 2010 and 2009, respectively, and is included in the cash flows from operating activities. These payments relate primarily to employee termination benefits.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at June 30, 2010 were $259.8 million, and the Company had $690.0 million and $200.0 million of borrowing capacity under its Revolver and receivables facility, respectively.

•

Working capital at June 30, 2010 was $636.6 million compared to $422.6 million at December 31, 2009, and the current ratio at June 30, 2010 was 1.36:1 compared to 1.24:1 at December 31, 2009. The increase in working capital and the current ratio is primarily due to increases in accounts receivable and inventory due to the seasonality of the business.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. For this purpose, the Company defines total debt to total capital capitalization as the sum of short-term and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.53:1 at June 30, 2010 and 0.56:1 at December 31, 2009.

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

Borrowing Arrangements

The Company’s Revolver expires in November 2012. As of June 30, 2010, there were no borrowings outstanding under the Revolver, and the Company had $690.0 million of borrowing capacity (in November 2010, the borrowing capacity is reduced to $665.0 million). In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with continued uncertainty in the credit markets, may limit or preclude it from accessing the commercial paper market. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of June 30, 2010, no commercial paper was outstanding, and there were no borrowings or standby letters of credit outstanding under the Revolver.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million, all of which was available for borrowing and no amounts were outstanding at June 30, 2010. Unless extended, the receivables financing facility will expire on September 14, 2010.

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt to total capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $550.0 million. As of June 30, 2010, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and the receivables facility and utilize the $890.0 million for general corporate purposes without exceeding the debt to total capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt was $2.4 billion and $2.5 billion as of June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, the Company repaid $105.1 million of medium-term notes that matured in May 2010.

As of June 30, 2010, the current portion of long-term debt and short-term debt totaled $394.0 million, including a $100.0 million principal payment due on its term loan in September 2010. In addition, because the closing sale price of the Company’s common stock exceeded $11.19 for more than 20 of the last 30 consecutive trading days in the three months ended June 30, 2010, the convertible senior notes due 2014 (the “Convertible Notes”) are convertible at the election of the holders of the notes at any time during the three months ending September 30, 2010. Since conversion of the Convertible Notes is outside the control of the Company, the carrying value of the Convertible Notes, $290.2 million, is classified as current portion of long-term debt in the Condensed Consolidated Balance Sheet at June 30, 2010.

Capital Structure Optimization Plan

On August 2, 2010 the Company announced a Capital Structure Optimization Plan (the “Plan”). The Plan includes the issuance of $550.0 million of new 4.70% senior notes due 2020. The Company plans to use the proceeds from the sale of the new notes, cash on hand, and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program and to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019. The offering of the notes due 2020, the tender offer for the notes due 2019 and the delivery of the initial 25.8 million shares of common stock under the accelerated stock buyback program are all currently expected to settle on August 10, 2010. The Company also announced that it intends, subject to market conditions, to launch prior to September 30, 2010 an offer to exchange common stock and cash for any and all of its Convertible Notes (the “Proposed Exchange Offer”). To the extent the Convertible Notes are exchanged, the Company intends to settle, for cash, the convertible note hedge and warrant transactions, which were entered into concurrent with the issuance of the Convertible Notes. The series of transactions is intended to simplify the Company’s capital structure, lower interest costs and reduce potential future dilution from the Convertible Notes and the associated hedge and warrant transactions.

Assuming 32.3 million shares are purchased in the accelerated stock buyback (which reflects the closing price of the common stock on the business day prior to announcement of the buyback), all the notes due 2019 are tendered in the tender offer and all the Convertible Notes are tendered in the Proposed Exchange Offer, the net result of the transactions making up the Plan will be the refinancing of approximately $600.0 million in long-term debt at lower interest rates, a net increase of approximately 8 million shares of outstanding common stock, and the elimination of potential future share count dilution resulting from the Convertible Notes and hedge transactions.

If completed as planned, the series of transactions (i) is not expected to have a material impact on the Company’s leverage ratio, (ii) is expected to be accretive to future periods’ earnings per share, and (iii) is expected to result in a cumulative pre-tax charge to earnings in 2010 of up to $200.0 million.

Pension and Other Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets, the investment returns realized on plan assets and interest rates.

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

As previously reported, the Company has received an IRS Revenue Agent Report for tax years 2005 and 2006, assessing additional tax and interest relating to the Company’s 2005 and 2006 U.S. federal income tax returns. The Company filed a protest against certain adjustments within the Revenue Agent Report and requested a conference with the IRS Appeals Office. The Company is currently in on-going settlement discussions with the Appeals Office that may resolve this dispute and finalize the examination of these returns. If resolved, the Company may reduce its unrecognized tax benefits balance and related accruals, the aggregate amount of which may be material, although a reasonable estimate of the range cannot be made. The Company does not expect to make additional material cash payments upon settlement of the examination. However, there can be no assurance that the Company will be able to finalize the examination on the terms currently under discussion, or on any terms that would result in a reduction in the Company’s unrecognized tax benefits balance and reversal of related accruals.

Dividends

The Company intends to maintain a dividend of $0.05 per share in the short-term so operating cash flows can be used to repay outstanding debt and improve its investment grade credit rating.

The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating

Moody’s Investors Service	Baa3	P-3

Standard & Poor’s	BBB-	A-3

Fitch Ratings	BBB	F-2

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

Outlook

For the year ending December 31, 2010, the Company continues to expect to generate cash flows from operations in excess of $500 million after restructuring cash payments of approximately $70 to $100 million. The Company plans to fund capital expenditures of approximately $160 to $170 million, which include expenditures associated with the implementation of SAP.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2009.

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of Project Acceleration, the European Transformation Plan, the Capital Structure Optimization Plan, sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, return on equity, return on invested capital, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, availability of financing, interest rates, restructuring, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to manage successfully risks associated with divesting or discontinuing businesses and product lines; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; the Company’s ability to refinance short term debt on terms acceptable to it, particularly given the uncertainties in the global credit markets; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; significant increases in costs to comply with changes in legal, employment, tax, environmental and other laws and regulations; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

As of June 30, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

The internal control over financial reporting at certain North American operations of the Company’s Rubbermaid Consumer and Rubbermaid Commercial Products Global Business Units changed during the quarter ended June 30, 2010 due to the implementation of SAP. The implementation was successful and did not have an adverse effect on the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting at the Company’s other businesses that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The information presented below updates and supplements the risk factors set forth in the Company’s 2009 Form 10-K.

Conversion of the Company’s convertible senior notes due 2014 may dilute the ownership interests of stockholders at the time of conversion, and the Company’s stock price may be impacted by note hedge and warrant transactions it entered into in connection with the issuance of the convertible notes.

Upon conversion of some or all of the Company’s convertible senior notes due 2014 (the “Convertible Notes”), the ownership interests of stockholders may be diluted. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of the Company’s common stock. In addition, the Company entered into note hedge transactions with various financial institutions, at the time of issuance of the Convertible Notes, with the objective of reducing the potential dilutive effect of issuing common stock upon conversion of the notes. The Company also entered into separate warrant transactions with the same financial institutions. The warrant transactions could separately have a dilutive effect to the extent that the market value per share of common stock exceeds the strike price of the warrants.

In connection with establishing an initial hedge for the note hedge and warrant transactions, these financial institutions or their affiliates entered into various derivative transactions with respect to the Company’s common stock. These entities or their affiliates are likely to modify their hedge positions from time to time prior to conversion or maturity of the Convertible Notes by entering into or unwinding various derivative transactions with respect to the Company’s common stock and/or purchasing and selling shares of the Company’s common stock. In particular, these entities or their affiliates are likely to modify their hedge positions in connection with the partial unwind of the note hedge and warrant transactions that the Company expects would follow its recently announced intent, subject to market conditions, to offer to exchange common stock and cash for any and all of its Convertible Notes (the “Proposed Exchange Offer”). Any of these transactions and activities could adversely affect the value of the Company’s common stock.

The ownership interests of stockholders may be diluted by the Proposed Exchange Offer despite the reduction in outstanding shares that will result from the Company’s recently announced accelerated stock buyback.

Although the Company entered into the accelerated stock buyback in order to reduce the future dilution that would occur upon successful completion of the Proposed Exchange Offer, the accelerated stock buyback is not conditioned on the occurrence or success of the Proposed Exchange Offer, which may not even occur.

In the Proposed Exchange Offer the Company would offer to exchange properly tendered outstanding Convertible Notes for shares of the Company’s common stock and an amount of cash to be determined by the Company. Although the response to the Proposed Exchange Offer, if commenced, cannot be predicted, the number of shares of common stock to be issued in the Proposed Exchange Offer could be substantial and could exceed the number of shares that the Company expects to acquire in the accelerated stock buyback.

In any event, the number of shares of the Company’s common stock to be issued in the Proposed Exchange Offer, if commenced, would exceed the number of shares that would be issued on conversion of the Convertible Notes. Holders of the outstanding notes who tender Convertible Notes in the Proposed Exchange Offer would primarily receive shares of common stock. In contrast, holders would receive, upon conversion of the Convertible Notes, cash in the aggregate principal amount of the notes ($1,000 per note) and either cash, shares of common stock or a combination, at the Company’s election, in respect of the remainder of the Company’s conversion obligation. Any sales in the public market of the common stock issued in the Proposed Exchange Offer could adversely affect prevailing market prices of the Company’s common stock.

Actions by the Company’s counterparty to the accelerated stock buyback may affect the market for the Company’s common stock.

In connection with the Company’s accelerated stock buyback, the Company expects that its counterparty will purchase shares (or otherwise acquire long positions in shares) of Company common stock in the open market until it has acquired (or otherwise has long positions in) the number of shares the Company has agreed to purchase under the accelerated stock buyback contract. We expect that these acquisitions (and other transactions) will include covering purchases to close out stock borrow positions taken on by the counterparty to make its initial deliveries of shares to the Company. In addition, we expect that the counterparty may be purchasing or selling, or both purchasing and selling (and possibly taking on other long and/or short positions in Company common stock), in other hedging transactions related to the accelerated stock buyback. All of these market transactions in the Company’s shares (or in derivative or other transactions related to Company shares) would be for the counterparty’s own account. Although the magnitude and effect of such activities on the market price of the Company’s common stock cannot be determined at this time, such activities may increase, or prevent a decrease in, the market price of the common stock.

If the Company does not complete the tender offer for its 2019 notes or the Proposed Exchange Offer, or if the amount of 2019 notes and Convertible Notes that the Company purchases is significantly less than anticipated, the Company may significantly increase its leverage.

As announced on August 2, 2010, the Company (i) has agreed to sell an aggregate of $550.0 million of new notes pursuant to an underwritten public offering, (ii) is making a tender offer for its 10.60% notes due 2019 (the “Tender Offer”), (iii) has agreed to pay for $500.0 million of its common stock pursuant to an accelerated stock buyback, and (iv) announced its intention, subject to market conditions, to make the Proposed Exchange Offer for outstanding Convertible Notes. The success of the Company’s plan to complete all these transactions without significantly increasing its leverage depends, however, on completion of the Tender Offer, the accelerated stock buyback and the Proposed Exchange Offer, as well as the holders’ response to the Tender Offer and the Proposed Exchange Offer.

By issuing the new notes and entering into the accelerated stock buyback, the Company is incurring substantial additional debt in anticipation of a reduction of debt pursuant to the Tender Offer and the Proposed Exchange Offer. As a result of this sequence of events, the Company’s leverage will increase until and unless the notes due 2019 and Convertible Notes are tendered and it purchases and retires sufficient notes due 2019 and Convertible Notes pursuant to the Tender Offer and the Proposed Exchange Offer, respectively, and issues additional equity in the Proposed Exchange Offer. The planned reduction in debt will depend on the success of the Tender Offer, which is on-going at the date of this Report, and the Proposed Exchange Offer, which the Company does not intend to commence until after the offering of the new notes has closed and which, like the Tender Offer, may not reduce the Company’s outstanding debt as much as the Company anticipates.

If the Company does not reduce its leverage as anticipated, it may need to obtain additional debt or equity financing, which may not be available on favorable terms. A failure to reduce the Company’s leverage also could result in adverse ratings changes from the credit rating agencies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/10-4/30/10	4	$13.84	—	—
5/1/10-5/31/10	4,451	15.55	—	—
6/1/10-6/30/10	8,113	16.96	—	—

Total	12,568	$16.46	—	—

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

Item 6. Exhibits

10.1

Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto (amendments to the Credit Agreement dated October 10, 2006 and October 12, 2006 are incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and an amendment to the Credit Agreement dated October 17, 2007 is incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.2

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto (the First Amendment to the Term Loan Credit Agreement dated as of June 30, 2009 is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

10.3	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010).
10.4	Form of Restricted Stock Unit Agreement under the 2010 Stock Plan.
10.5	Form of Restricted Stock Unit Agreement under the 2010 Stock Plan for Non-Employee Directors.
10.6	Form of Stock Option Agreement under the 2010 Stock Plan.
10.7	Form of Stock Option Agreement for Chief Executive Officer under the 2010 Stock Plan.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: August 6, 2010	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date: August 6, 2010	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer