Form 10-Q
period 2010-09-30
NEWELL RUBBERMAID INC
filed 2010-11-09
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2010

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

Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2010: 290.3 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net sales	$1,487.3	$1,449.0	$4,289.9	$4,157.2
Cost of products sold	920.2	906.4	2,663.8	2,633.5

GROSS MARGIN	567.1	542.6	1,626.1	1,523.7
Selling, general and administrative expenses	376.4	350.3	1,064.6	991.1
Restructuring costs	16.2	27.0	53.4	87.0

OPERATING INCOME	174.5	165.3	508.1	445.6
Nonoperating expenses:
Interest expense, net	30.3	35.7	95.5	106.6
Losses related to extinguishments of debt	218.6	0	218.6	4.7
Other (income) expense, net	(3.5)	0.6	(9.7)	(2.2)

Net nonoperating expenses	245.4	36.3	304.4	109.1

(LOSS) INCOME BEFORE INCOME TAXES	(70.9)	129.0	203.7	336.5
Income tax (benefit) expense	(99.2)	43.5	(13.4)	111.6

NET INCOME	$28.3	$85.5	$217.1	$224.9

Weighted average shares outstanding:
Basic	273.3	280.8	278.7	280.7
Diluted	301.0	301.8	308.1	289.7
Earnings per share:
Basic	$0.10	$0.30	$0.78	$0.80
Diluted	$0.09	$0.28	$0.70	$0.78
Dividends per share	$0.05	$0.05	$0.15	$0.21

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153.5	$278.3
Accounts receivable, net	1,004.9	894.1
Inventories, net	831.2	688.2
Deferred income taxes	208.3	183.8
Prepaid expenses and other	127.6	137.7

TOTAL CURRENT ASSETS	2,325.5	2,182.1
PROPERTY, PLANT AND EQUIPMENT, NET	533.4	578.1
GOODWILL	2,752.5	2,754.3
OTHER INTANGIBLE ASSETS, NET	645.9	646.2
OTHER ASSETS	312.9	263.2

TOTAL ASSETS	$6,570.2	$6,423.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$553.4	$433.6
Accrued compensation	157.1	176.4
Other accrued liabilities	712.9	656.0
Short-term debt	191.0	0.6
Current portion of long-term debt	269.9	492.9

TOTAL CURRENT LIABILITIES	1,884.3	1,759.5
LONG-TERM DEBT	2,096.5	2,015.3
DEFERRED INCOME TAXES	19.6	0.3
OTHER NONCURRENT LIABILITIES	696.9	866.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	0	0
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	306.9	294.0
Outstanding shares, before treasury:
2010 – 306.9
2009 – 294.0
Treasury stock, at cost:	(424.6)	(420.6)
Shares held:
2010 – 16.6
2009 – 16.2
Additional paid-in capital	559.6	669.8
Retained earnings	1,996.2	1,820.7
Accumulated other comprehensive loss	(568.7)	(585.2)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,869.4	1,778.7
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5

TOTAL STOCKHOLDERS’ EQUITY	1,872.9	1,782.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,570.2	$6,423.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Nine Months Ended September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$217.1	$224.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130.2	129.6
Losses related to extinguishments of debt	218.6	4.7
Deferred income taxes	(3.0)	11.2
Non-cash restructuring costs	5.2	24.2
Stock-based compensation expense	27.8	25.9
Other, net	19.7	15.3
Changes in operating assets and liabilities:
Accounts receivable	(107.5)	49.6
Inventories	(141.2)	153.7
Accounts payable	118.7	(87.6)
Accrued liabilities and other	(107.7)	(135.8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	377.9	415.7

INVESTING ACTIVITIES:
Acquisition related activity	(1.5)	(13.2)
Capital expenditures	(108.1)	(107.7)
Proceeds from sales of non-current assets	9.4	6.9
Other	(2.0)	0

NET CASH USED IN INVESTING ACTIVITIES	(102.2)	(114.0)

FINANCING ACTIVITIES:
Proceeds from issuance of debt, net of debt issuance costs	547.3	634.8
Short-term borrowings, net	189.6	192.5
Proceeds from issuance of warrants	0	32.7
Purchase of call options	0	(69.0)
Payments for settlement of warrants	(279.5)	0
Proceeds from settlement of call options	346.6	0
Payments on and for the settlement of notes payable and debt	(610.6)	(969.3)
Cash consideration paid for exchange of convertible notes (1)	(53.0)	0
Repurchase of shares of common stock	(500.1)	0
Cash dividends	(40.8)	(57.3)
Purchases of noncontrolling interests in consolidated subsidiaries	0	(29.0)
Other, net	(3.7)	(4.4)

NET CASH USED IN FINANCING ACTIVITIES	(404.2)	(269.0)

Currency rate effect on cash and cash equivalents	3.7	4.9

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(124.8)	37.6
Cash and cash equivalents at beginning of period	278.3	275.4

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$153.5	$313.0

(1)	Consideration provided in connection with the convertible note exchange consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010. See Footnote 5 of the Notes to Condensed Consolidated Financials Statements for further information.

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

Seasonal Variations: Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Generally, the Company earns more than 60 percent of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. Accordingly, the Company’s results for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2010.

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

Effective January 1, 2010, the Company accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accounting standards require the functional currency of the foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the Company’s Venezuelan subsidiary began using the U.S. Dollar as its functional currency on January 1, 2010. As a result of the change to a U.S. Dollar functional currency, monetary assets and liabilities denominated in Bolivar Fuertes generate income or expense for changes in value associated with parallel exchange rate fluctuations against the U.S. Dollar. From January 2010 to May 2010, the Company used the parallel market rate to determine the U.S. Dollar equivalent values of its Venezuelan subsidiary’s transactions and balances.

In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate resulted in a foreign exchange gain of $5.6 million, which is recognized in other income for the nine months ended September 30, 2010.

The Company has used the parallel market rate and SITME rate in 2010 because of indications that the Venezuelan government is not likely to provide substantial currency exchange at the official rate for companies importing nonessential products as well as difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions). The Company’s Venezuelan subsidiary had approximately $26.2 million of net monetary assets denominated in Bolivar Fuertes as of September 30, 2010 which are subject to changes in value based on changes in the SITME rate.

During the three and nine months ended September 30, 2010, the Company’s Venezuelan subsidiary generated less than 1% of consolidated net sales. Net sales and operating income for the nine months ended September 30, 2010 declined approximately $40.9 million and $15.3 million, respectively, compared to the nine months ended September 30, 2009 due to the change in the exchange rate used to convert the Company’s Venezuela results to U.S. Dollars.

Reclassifications: Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

Footnote 2 — Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)

During the three months ended September 30, 2010, the Company executed a series of transactions pursuant to a Capital Structure Optimization Plan (the “Plan”), which is intended to simplify the Company’s capital structure, lower interest costs and reduce potential future dilution from the convertible notes due 2014 (the “Convertible Notes”) and the associated hedge and warrant transactions (see Footnotes 5 and 6 of the Notes to Condensed Consolidated Financial Statements). The Plan includes the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the notes, cash on hand, and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program; to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019; and to exchange common stock and cash for any and all of the $345.0 million principal amount of outstanding Convertible Notes. In addition, the Plan contemplated the settlement of the convertible note hedge and warrant transactions entered into in connection with the issuance of the Convertible Notes in March 2009.

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company approximately 25.8 million shares of common stock, representing approximately 80% of the shares expected to be purchased under the program at the time the program was announced. Goldman Sachs delivered the initial amount of shares on August 10, 2010, based on a per share amount of $15.50. The Company retired the 25.8 million shares received under the ASB, and since the Company’s additional paid-in capital attributable to common stock was greater than $500.0 million at the time such shares were retired, the repurchase and retirement of shares was recorded as a reduction to common stock and additional paid-in capital. The number of shares that the Company ultimately purchases under the ASB will be determined based on the average of the daily volume-weighted average share prices of the common stock over the course of a calculation period and is subject to certain adjustments. Upon settlement following the end of the calculation period, Goldman Sachs will deliver additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, is $500.0 million. Alternatively, if the value of the shares initially delivered, based on the final price, exceeds $500.0 million, the Company will deliver cash or shares of common stock (at the Company’s election) to Goldman Sachs for the excess. The calculation period is scheduled to run from August 11, 2010 until March 7, 2011 (subject to suspension) and may be shortened at the option of Goldman Sachs to end as early as November 18, 2010.

On August 17, 2010, the Company commenced an exchange offer for its $345.0 million outstanding principal amount of Convertible Notes (the “Exchange Offer”). The Company offered to exchange 116.198 shares of its common stock and a cash payment of $160 for each $1,000 principal amount of Convertible Notes tendered in the Exchange Offer. Holders of the Convertible Notes exchanged $324.7 million principal amount of Convertible Notes in the Exchange Offer. The Company issued approximately 37.7 million shares of its common stock valued at $638.0 million and paid approximately $52.0 million of cash in exchange for the $324.7 million principal amount of Convertible Notes and retired the Convertible Notes received in the Exchange Offer. The value of the shares issued in connection with the Exchange Offer, $638.0 million, increased stockholders’ equity, and the value of the equity component of the Convertible Notes received and extinguished in the Exchange Offer, $334.4 million, reduced stockholders’ equity during the nine months ended September 30, 2010. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.

The Company settled the convertible note hedge and warrant transactions with the counterparties and received $369.5 million from the counterparties for the value of the convertible note hedge and paid the counterparties $298.4 million for the warrants. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

The following table displays the changes in components of stockholders’ equity for the nine months ended September 30, 2010 (in millions):

	Common Stock	Treasury Stock	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Noncontrolling interests	Total Stockholders’ Equity

Balance at December 31, 2009	$294.0	$(420.6)	$669.8	$1,820.7	$(585.2)	$1,778.7	$3.5	$1,782.2

Net income	—	—	—	217.1	—	217.1	—	217.1
Foreign currency translation	—	—	—	—	1.0	1.0	—	1.0
Unrecognized pension and other postretirement costs	—	—	—	—	15.8	15.8	—	15.8
Loss on derivative instruments	—	—	—	—	(0.3)	(0.3)	—	(0.3)

Total comprehensive income						$233.6	—	$233.6

Cash dividends on common stock	—	—	—	(40.8)	—	(40.8)	—	(40.8)
Stock-based compensation and other	1.0	(4.0)	27.1	(0.8)	—	23.3	—	23.3
Settlement of call options	—	—	369.5	—	—	369.5	—	369.5
Settlement of warrants	—	—	(298.4)	—	—	(298.4)	—	(298.4)
Common stock issued for convertible notes exchange	37.7	—	600.3	—	—	638.0	—	638.0
Extinguishment of equity component of convertible notes	—	—	(334.4)	—	—	(334.4)	—	(334.4)
Retirement of common stock purchased under the ASB	(25.8)	—	(474.3)	—	—	(500.1)	—	(500.1)

Balance at September 30, 2010	$306.9	$(424.6)	$559.6	$1,996.2	$(568.7)	$1,869.4	$3.5	$1,872.9

Comprehensive income amounted to the following for the three and nine months ended September 30, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$28.3	$85.5	$ 217.1	$224.9
Foreign currency translation	78.8	(15.8)	1.0	90.7
Unrecognized pension and other postretirement costs, net of tax (expense) benefit of $(0.7) and $4.6 for the three and nine months ended September 30, 2010, respectively, and income tax (expense) benefit of $(0.7) and $2.9 for the three and nine months ended September 30, 2009, respectively, and including translation effects	(1.0)	1.3	15.8	(5.1)
Derivative hedging loss, net of tax benefit (expense) of $0.7 and $(0.3) for the three and nine months ended September 30, 2010, respectively, and tax benefit (expense) of $0.8 and $(46.3) for the three and nine months ended September 30, 2009, respectively	(1.4)	(5.6)	(0.3)	(53.2)

Comprehensive income (1)	$104.7	$65.4	$ 233.6	$257.3

(1)	Comprehensive income was primarily attributable to controlling interests. Comprehensive income attributable to noncontrolling interests was not material for disclosure purposes.

Footnote 3 — Restructuring Costs

European Transformation Plan

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to at least ten percent.

The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $50 to $55 million of selling, general and administrative expenses to implement the European Transformation Plan. During the three and nine months ended September 30, 2010, restructuring related charges incurred in connection with the European Transformation Plan were $6.9 million and $8.5 million, respectively, and these charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income and are reflected in the Europe, Middle East and Africa operating income (loss) for the three and nine month periods ended September 30, 2010 in Footnote 13 of the Notes to Condensed Consolidated Financial Statements. Restructuring charges incurred during the three and nine months ended September 30, 2010 were not material.

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

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since inception through September 30, 2010
	2010	2009	2010	2009

Facility and other exit costs	$3.3	$10.9	$5.0	$24.2	$177.4
Employee severance, termination benefits and relocation costs	8.0	9.0	40.2	41.4	227.6
Exited contractual commitments and other	4.9	7.1	8.2	21.4	69.3

	$16.2	$27.0	$53.4	$87.0	$474.3

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. A summary of the Company’s accrued restructuring reserves as of and for the nine months ended September 30, 2010 is as follows (in millions):

	December 31, 2009 Balance	Provision	Costs Incurred	September 30, 2010 Balance

Facility and other exit costs	$—	$5.0	$(5.0)	$—
Employee severance, termination benefits and relocation costs	23.3	40.2	(42.6)	20.9
Exited contractual commitments and other	11.8	8.2	(7.9)	12.1

	$35.1	$53.4	$(55.5)	$33.0

The following table depicts the changes in accrued restructuring reserves for the nine months ended September 30, 2010 aggregated by reportable business segment (in millions):

Segment	December 31, 2009 Balance	Provision	Costs Incurred	September 30, 2010 Balance

Home & Family	$8.0	$9.9	$(13.5)	$4.4
Office Products	15.7	17.2	(20.9)	12.0
Tools, Hardware & Commercial Products	3.9	5.9	(5.9)	3.9
Corporate	7.5	20.4	(15.2)	12.7

	$35.1	$53.4	$(55.5)	$33.0

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since inception through
Segment	2010	2009	2010	2009	September 30, 2010

Home & Family	$3.5	$6.8	$9.9	$21.6	$141.0
Office Products	6.0	10.9	17.2	28.1	179.9
Tools, Hardware & Commercial Products	2.3	2.8	5.9	19.7	84.8
Corporate	4.4	6.5	20.4	17.6	68.6

	$16.2	$27.0	$53.4	$87.0	$474.3

Cash paid for all restructuring activities was $18.3 million and $49.6 million for the three and nine months ended September 30, 2010, respectively, and $21.3 million and $62.3 million for the three and nine months ended September 30, 2009, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2010	December 31, 2009

Materials and supplies	$142.6	$118.5
Work in process	124.5	141.6
Finished products	564.1	428.1

	$831.2	$688.2

Footnote 5 — Debt

The following is a summary of outstanding debt (in millions):

	September 30, 2010	December 31, 2009

Medium-term notes	$1,654.9	$1,426.6
Term loan	250.0	350.0
Convertible notes	17.2	284.3
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	50.0	—
Receivables facility	140.0	—
Other debt	8.6	11.2

Total debt	2,557.4	2,508.8
Short-term debt	(191.0)	(0.6)
Current portion of long-term debt	(269.9)	(492.9)

Long-term debt	$2,096.5	$2,015.3

Interest Rate Swaps

As of September 30, 2010, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term notes balances at September 30, 2010 and December 31, 2009 include mark-to-market adjustments of $74.2 million and $18.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes.

$550 million medium-term notes due August 2020

In connection with the Company’s Capital Structure Optimization Plan, the Company completed the offering and sale of $550.0 million aggregate principal amount of 4.70% senior unsecured notes with a maturity of August 2020 (the “Notes”) in August 2010. The net proceeds from this offering were $544.9 million, which together with cash on hand and short-term borrowings were used to fund the repurchase of $500.0 million of shares of the Company’s common stock through the ASB and to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019. The Notes are unsecured and unsubordinated obligations of the Company and equally rank with all of its existing and future senior unsecured debt. The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company’s Condensed Consolidated Balance Sheet at September 30, 2010 based on their 2020 maturity date.

$300 million medium-term notes due 2019

In connection with the Company’s Capital Structure Optimization Plan, the Company conducted and completed a cash tender offer (the “Tender Offer”) in August 2010 through which it repurchased $279.3 million of the $300.0 million aggregate principal amount outstanding of 10.60% senior unsecured notes with a maturity of April 2019 (the “10.60% Notes”). The Company repurchased the 10.60% Notes at a fixed cash purchase price of $1,437.50 per $1,000 principal amount of the Notes and also paid all accrued and unpaid interest on the Notes repurchased pursuant to the Tender Offer. As a result of premiums paid and fees incurred associated with the Tender Offer and the write-off of unamortized issuance costs, the Company recorded a pretax loss of $131.4 million, which is reflected as a loss related to the extinguishment of debt in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010. The $402.2 million cash paid to complete the Tender Offer is included as payments on and for the settlement of notes payable and debt in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010. The remaining $20.7 million principal amount outstanding of the 10.60% Notes is classified as long-term debt due to its maturity in 2019.

$345 million convertible notes

In connection with the Company’s Capital Structure Optimization Plan, the Company commenced an exchange offer for its $345.0 million outstanding principal amount of 5.50% convertible senior notes due 2014 (the “Convertible Notes”), for newly issued shares of its common stock and cash (the “Exchange Offer”). In accordance with the terms of the Exchange Offer, for each $1,000 principal amount of the Convertible Notes offered for exchange, a holder received 116.198 shares of the Company’s common stock, a cash payment of $160, and accrued and unpaid interest up to the settlement date. In the aggregate, the holders of Convertible Notes offered to exchange $324.7 million principal amount of the Convertible Notes. The Company paid approximately $52.0 million in cash and also issued approximately 37.7 million shares of the Company’s common stock for all the Convertible Notes validly offered for exchange pursuant to the Exchange Offer. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $690.0 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received in the Exchange Offer, with the residual value representing the equity component. The excess of the fair value of the liability component, or $356.0 million, over the carrying value of the Convertible Notes exchanged, $275.5 million, was recognized as a loss related to the extinguishment of debt in the three and nine months ended September 30, 2010. Including fees incurred associated with the Exchange Offer and the write-off of unamortized issuance costs, the Company recorded a pretax loss of $87.2 million upon the settlement of the Exchange Offer, which is included in losses related to extinguishments of debt in the Condensed Consolidated Statements of Income.

The remaining $20.3 million outstanding principal amount of Convertible Notes is convertible at a conversion rate of 116.198 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing a conversion price of approximately $8.61 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). The Company repaid $100.0 million of the principal amount of the Term Loan in September 2010. As of September 30, 2010, the Company is required to repay the remaining outstanding principal amount of the Term Loan of $250.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable no less frequently than monthly. The $250.0 million of outstanding borrowings under the Agreement at September 30, 2010 bear interest at the rate of 2.3%.

Junior convertible subordinated debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of September 30, 2010, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of September 30, 2010, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Receivables Facility

In September 2010, the Company renewed its 364-day receivables facility that provides for borrowings of up to $200.0 million such that it will expire in September 2011. Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. As of September 30, 2010, $639.1 million of outstanding accounts receivable were owned by the financing subsidiary, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2010. As of September 30, 2010, the Company had outstanding borrowings under the facility of $140.0 million which are classified as short-term borrowings, and the Company had $60.0 million available for borrowing under the facility. The $140.0 million of outstanding borrowings under the facility at September 30, 2010 bear interest at a weighted average rate of 1.3%.

Footnote 6 — Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes in March 2009, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at a strike price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allowed the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million.

In connection with the Capital Structure Optimization Plan, the Company negotiated settlement of the convertible note hedge and warrants with the counterparties in September 2010, receiving $369.5 million from the counterparties for the value of the convertible note hedge and paying the counterparties $298.4 million for the warrants. As of September 30, 2010, the Company had completely settled the convertible note hedge and warrant transactions and recorded a net increase in additional paid-in capital of $71.1 million representing the net value associated with the settlement of the convertible note hedge and warrant transactions.

Footnote 7 — Derivatives

The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to debt obligations with initial maturities ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. Additionally, the Company purchases certain raw materials which are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and nine months ended September 30, 2010 and 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (in millions):

	Assets		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at September 30, 2010	Balance Sheet Location	Fair Value at September 30, 2010

Interest rate swaps	Other assets	$74.2	Other noncurrent liabilities	$—
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	0.6	Other accrued liabilities	1.7
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.2	Other accrued liabilities	1.0

	Total assets	$75.0	Total liabilities	$2.7

	Assets		Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at December 31, 2009	Balance Sheet Location	Fair Value at December 31, 2009

Interest rate swaps	Other assets	$20.9	Other noncurrent liabilities	$2.5
Foreign exchange contracts on inventory related purchases	Prepaid expenses and other	0.6	Other accrued liabilities	1.5
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.7	Other accrued liabilities	—

	Total assets	$22.2	Total liabilities	$4.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2010 and December 31, 2009.

The Company is a party to an interest rate swap in an asset position; in the event the interest rate swap is in a liability position, settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2009 (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Interest rate swaps	Interest expense, net	$20.2	$18.6	$55.8	$(27.3)

Fixed-rate debt	Interest expense, net	$(20.2)	$(18.6)	$(55.8)	$27.3

The Company did not record any ineffectiveness related to fair value hedges during the three and nine months ended September 30, 2010 and 2009.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Income and AOCI for the three and nine months ended September 30, 2010 and 2009 (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Foreign exchange contracts on inventory related purchases	Cost of products sold	$(0.4)	$(3.1)	$(0.6)	$1.0
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.2	0.5	0.4	2.3

		$(0.2)	$(2.6)	$(0.2)	$3.3

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in AOCI
		Three Months Ended September 30,		Nine Months Ended September 30,
		2010	2009	2010	2009

Foreign exchange contracts on inventory related purchases	Cost of products sold	$(2.8)	$(5.0)	$(0.8)	$(7.8)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(3.8)	(18.1)	2.3	4.9

		$(6.6)	$(23.1)	$1.5	$(2.9)

The Company did not record any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2010 and 2009.

The Company estimates that during the next 12 months it will reclassify losses of approximately $1.1 million included in the pretax amount recorded in AOCI as of September 30, 2010 into earnings, as the anticipated cash flows occur.

Footnote 8 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended September 30, (in millions):

	U.S.		International

	2010	2009	2010	2009

Service cost-benefits earned during the period	$1.0	$0.4	$1.3	$1.1
Interest cost on projected benefit obligation	12.7	12.7	7.0	6.1
Expected return on plan assets	(14.4)	(15.5)	(6.4)	(5.2)
Amortization of:
Prior service cost	0.3	0.2	—	—
Actuarial loss	2.9	1.5	0.5	0.1

Net periodic pension cost	$2.5	$(0.7)	$2.4	$2.1

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International

	2010	2009	2010	2009

Service cost-benefits earned during the period	$3.1	$3.6	$4.1	$3.6
Interest cost on projected benefit obligation	38.0	39.2	21.2	17.4
Expected return on plan assets	(43.1)	(42.8)	(19.2)	(15.2)
Amortization of:
Prior service cost	1.0	1.0	—	—
Actuarial loss	8.5	6.3	1.6	0.1
Curtailment and special termination benefit gains and losses, net	—	—	—	0.6

Net periodic pension cost	$7.5	$7.3	$7.7	$6.5

The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Service cost-benefits earned during the period	$0.4	$0.3	$1.1	$1.2
Interest cost on projected benefit obligation	2.3	2.2	6.9	7.1
Amortization of prior service benefit and actuarial loss, net	(0.4)	(0.6)	(1.1)	(1.8)

Net other postretirement benefit costs	$2.3	$1.9	$6.9	$6.5

During the nine months ended September 30, 2010, the Company made a $50.0 million voluntary cash contribution to its U.S. Pension Plan, which is included in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2010. The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.1 million and $19.0 million during the nine months ended September 30, 2010 and 2009, respectively.

Footnote 9 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to the vesting or cancellation of equity-based compensation awards, changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The effective tax rate for the three and nine months ended September 30, 2010 was favorably impacted by $63.6 million due to the reversal of certain tax reserves. During the three months ended September 30, 2010, the Company settled its 2005 and 2006 U.S. federal income tax return examinations, including all issues that were at Appeals, and as part of this settlement, entered into binding closing agreements relating to specific issues under examination resulting in a reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million, including relevant penalties and interest.

In addition, the Company’s effective tax rate for the nine months ended September 30, 2010 was favorably impacted by $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination and was adversely affected by $6.7 million due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of restricted stock. Moreover, the tax rate for the nine months ended September 30, 2010 was adversely impacted by the expiration of certain U.S. tax incentives, including credits for the certain research and development activities. Interim period effective tax rates also reflect the application of applicable accounting guidance to losses generated in countries where the Company is projecting annual losses for which a deferred tax asset is not anticipated to be recognized. The Company’s effective tax rate differs from the U.S. federal corporate income tax rate primarily due to foreign tax rate differentials and discrete and other items.

Footnote 10 — Earnings per Share

The weighted average shares outstanding declined in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 as a result of shares repurchased and retired under the Company’s accelerated stock buyback program entered into in August 2010 (see Footnote 2 to the Notes to Condensed Consolidated Financial Statements for further details), partially offset by the shares issued in the Exchange Offer (see Footnote 5 to the Notes to Condensed Consolidated Financial Statements for further details). The calculation of basic and diluted earnings per share is shown below for the three and nine months ended September 30, (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Numerator for basic and diluted earnings per share:
Net income	$28.3	$85.5	$217.1	$224.9
Dividends and equivalents for share-based awards expected to be forfeited	—	—	0.1	0.1

Net income for basic earnings per share	$28.3	$85.5	$217.2	$225.0

Effect of Preferred Securities (1)	—	—	—	—

Net income for diluted earnings per share	$28.3	$85.5	$217.2	$225.0

Denominator:
Weighted average shares outstanding	270.2	277.7	275.6	277.6
Share-based payment awards classified as participating securities	3.1	3.1	3.1	3.1

Denominator for basic earnings per share	273.3	280.8	278.7	280.7
Dilutive securities (2)	2.9	1.7	2.5	0.9
Convertible Notes (3)	15.4	14.1	17.0	6.4
Warrants (4)	9.4	5.2	9.9	1.7
Preferred Securities (1)	—	—	—	—

Denominator for diluted earnings per share	301.0	301.8	308.1	289.7

Basic earnings per share	$0.10	$0.30	$0.78	$0.80

Diluted earnings per share	$0.09	$0.28	$0.70	$0.78

(1)

The Preferred Securities are anti-dilutive for each of the three and nine months ended September 30, 2010 and 2009, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for each of the three month periods ended September 30, 2010 and 2009 would be increased by $3.5 million and net income for each of the nine month periods ended September 30, 2010 and 2009 would be increased by $10.5 million. Weighted-average shares outstanding would be increased by 8.3 million shares for each of the three and nine month periods.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted average shares outstanding exclude the effect of approximately 12.2 million and 13.7 million stock options for the three months ended September 30, 2010 and 2009, respectively, and 12.6 million and 15.0 million stock options for the nine months ended September 30, 2010 and 2009, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes are dilutive to the extent the average price during the period is greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for the three months ended September 30, 2010, as the average price of the Company’s common stock during the three months ended September 30, 2010 was greater than $8.61. The shares of common stock issuable to satisfy the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock based on the average stock price for the three months ended September 30, 2010 was 15.4 million. The dilutive effect of the Convertible Notes for the nine months ended September 30, 2010 was based on the average of the dilutive effect for each of the three months ended March 31, 2010, June 30, 2010 and September 30, 2010. As disclosed in Footnote 5 of the Notes to Condensed Consolidated Financial Statements, $324.7 million of the principal amount of the Convertible Notes was extinguished in September 2010, and as such, dilution for the three and nine months ended September 30, 2010 takes into consideration the period of time the Convertible Notes were outstanding.

The call options purchased in connection with the convertible note hedge transactions have an equal and offsetting impact to the dilution associated with the Convertible Notes. However, because the impact of the purchased call options would reduce weighted average shares outstanding by 15.4 million and 17.0 million shares for the three and nine months ended September 30, 2010, respectively, the purchased call options are considered anti-dilutive securities. The authoritative accounting guidance does not permit anti-dilutive securities to be included in weighted average shares outstanding despite their characteristics and economic impacts.

In September 2010, $324.7 million principal amount of the $345.0 million principal amount of Convertible Notes were extinguished and all of the call options were settled. In future periods, the Convertible Notes could increase diluted average shares outstanding by a maximum of 2.4 million shares.

(4)

The warrants issued in March 2009 were dilutive for the three and nine months ended September 30, 2010 and 2009 based on the exercise price of the warrants, $11.59 per share. As disclosed in Footnote 6 of the Notes to Condensed Consolidated Financial Statements, the warrant transaction was settled during September 2010, and as such, dilution for the three and nine months ended September 30, 2010 takes into consideration the period of time the warrants were outstanding. Because the warrants have been settled, the warrants will not impact diluted average shares outstanding in future periods.

Footnote 11 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $9.0 million and $9.3 million of pre-tax stock-based compensation during the three months ended September 30, 2010 and 2009, respectively, and $27.8 million and $25.9 million during the nine months ended September 30, 2010 and 2009, respectively.

In determining the fair value of stock options granted during the nine months ended September 30, 2010, the Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2010 (shares in millions):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2009	16.3	$22	7.6	$0.2
Granted	1.5	14
Exercised	(0.1)	8
Forfeited / expired	(1.1)	24

Outstanding at September 30, 2010	16.6	$22	8.8	$0.5

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2010 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2009	4.6	$15
Granted	2.0	14
Vested	(1.0)	27
Forfeited	(0.2)	13

Outstanding at September 30, 2010	5.4	$13

During the nine months ended September 30, 2010, the Company awarded 0.9 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. As of September 30, 2010, 1.9 million performance-based restricted stock units were outstanding, and based on performance through September 30, 2010, recipients of performance-based restricted stock units would be entitled to 3.2 million shares at the vesting date. The performance-based restricted stock units are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 12 — Fair Value Disclosures

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 7. The fair values of certain of the Company’s short and long-term debt are based on quoted market prices and are as follows (in millions):

	September 30, 2010		December 31, 2009
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,711.1	$1,654.9	$1,520.7	$1,426.6
Preferred securities underlying junior convertible subordinated debentures	333.2	421.2	307.5	421.2
Convertible Notes	42.0	17.2	660.3	284.3

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of September 30, 2010.

Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in millions):

Description	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$12.0	$—	$12.0	$—
Investment securities, including mutual funds (2)	29.5	6.9	22.6	—
Interest rate swaps	74.2	—	74.2	—
Foreign currency derivatives	0.8	—	0.8	—

Total	$116.5	$6.9	$109.6	$—

Liabilities
Foreign currency derivatives	$2.7	$—	$2.7	$—

Total	$2.7	$—	$2.7	$—

Description	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$14.6	$—	$14.6	$—
Investment securities, including mutual funds (2)	31.6	6.6	25.0	—
Interest rate swaps	20.9	—	20.9	—
Foreign currency derivatives	1.3	—	1.3	—

Total	$68.4	$6.6	$61.8	$—

Liabilities
Interest rate swaps	$2.5	$—	$2.5	$—
Foreign currency derivatives	1.5	—	1.5	—

Total	$4.0	$—	$4.0	$—

(1)

Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)

The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($14.7 million and $16.9 million at September 30, 2010 and December 31, 2009, respectively) and other assets ($14.8 million and $14.7 million at September 30, 2010 and December 31, 2009, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three and nine months ended September 30, 2010, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the nine months ended September 30, 2010, no fair value measurements were recorded as a result of the Company’s annual testing of impairment for goodwill and other indefinite-lived intangible assets.

Footnote 13 — Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Products

Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Kirsch®, Amerock® Calphalon®, Goody®	Infant and juvenile products such as car seats, strollers, highchairs, and playards; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage, and home storage products

Office Products	Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Expo®, Mimio®	Writing instruments, including markers, highlighters, pens, pencils, and fine writing instruments; office technology solutions such as label makers and printers, interactive teaching solutions, card-scanning solutions, and on-line postage; and art products

Tools, Hardware & Commercial Products	Lenox®, Irwin®, Rubbermaid® Commercial Products, Technical Concepts™, Shur-line®, Bulldog®, BernzOmatic®	Hand tools, power tool accessories, industrial bandsaw blades, propane torches, convenience hardware, and manual paint applicators; window hardware; cleaning and refuse products, hygiene systems and material handling solutions

The Company’s segment results are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales (1)
Home & Family	$608.8	$596.8	$1,757.7	$1,771.7
Office Products	450.3	448.4	1,285.4	1,263.5
Tools, Hardware & Commercial Products	428.2	403.8	1,246.8	1,122.0

	$1,487.3	$1,449.0	$4,289.9	$4,157.2

Operating Income (Loss) (2)
Home & Family	$76.2	$83.9	$220.6	$224.6
Office Products	70.8	53.9	217.5	184.2
Tools, Hardware & Commercial Products	70.5	75.3	192.2	180.9
Corporate	(26.8)	(20.8)	(68.8)	(57.1)
Restructuring Costs	(16.2)	(27.0)	(53.4)	(87.0)

	$174.5	$165.3	$508.1	$445.6

	September 30, 2010	December 31, 2009

Identifiable Assets
Home & Family	$988.0	$878.8
Office Products	1,011.7	970.3
Tools, Hardware & Commercial Products	964.2	892.2
Corporate (3)	3,606.3	3,682.6

	$6,570.2	$6,423.9

Geographic Area Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales
United States	$1,023.3	$1,008.8	$2,969.9	$2,941.7
Canada	99.1	91.8	265.1	238.8

Total North America	1,122.4	1,100.6	3,235.0	3,180.5
Europe, Middle East and Africa	193.6	196.4	597.6	564.8
Latin America	70.2	74.0	193.1	189.4
Asia Pacific	101.1	78.0	264.2	222.5

Total International	364.9	348.4	1,054.9	976.7

	$1,487.3	$1,449.0	$4,289.9	$4,157.2

Operating Income (Loss) (2), (4)
United States	$128.1	$147.4	$380.6	$395.7
Canada	24.6	21.4	59.9	46.1

Total North America	152.7	168.8	440.5	441.8
Europe, Middle East and Africa	—	(14.5)	20.1	(19.9)
Latin America	0.8	7.2	4.7	15.0
Asia Pacific	21.0	3.8	42.8	8.7

Total International	21.8	(3.5)	67.6	3.8

	$174.5	$165.3	$508.1	$445.6

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 14% and 13% of consolidated net sales in the three and nine months ended September 30, 2010, respectively, and approximately 12% of consolidated net sales in the three and nine months ended September 30, 2009.

(2)

Operating income (loss) by segment is net sales less cost of products sold and SG&A expenses. Operating income (loss) by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring and related costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	The following table summarizes the restructuring costs by region included in operating income (loss) above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Restructuring Costs:
United States	$3.0	$11.9	$13.4	$34.6
Canada	0.5	—	5.6	5.4

Total North America	3.5	11.9	19.0	40.0
Europe, Middle East and Africa	6.5	11.8	22.1	28.0
Latin America	5.3	1.1	7.4	6.2
Asia Pacific	0.9	2.2	4.9	12.8

Total International	12.7	15.1	34.4	47.0

	$16.2	$27.0	$53.4	$87.0

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

The Company (through two of its affiliates) has been involved in litigation in the U.S. District Court for the Western District of North Carolina with Worthington Cylinders (the “Supplier”) over breach of a supply contract and price increases levied by the Supplier after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that the Supplier: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13.0 million to the Company, and the Company was subsequently awarded an additional $2.8 million in pre-judgment interest and attorney fees. The Supplier has appealed the judgment. Under the relevant authoritative accounting guidance, the Company has not recorded any gains in the results for the three or nine months ended September 30, 2010 related to the favorable jury verdict and intends to withhold such action until all contingencies relating to this matter have been resolved.

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

Business Strategy

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. The Company’s strategy is to leverage the portfolio for faster growth, build brands that matter to drive demand, and fuel growth through margin expansion and scaling synergies. The Company’s strategy is designed to achieve simultaneous net sales growth, gross margin expansion and increased earnings per share.

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

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyle	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories

Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Mimio®	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods

Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades
	Rubbermaid Commercial Products	Rubbermaid® Commercial Products, Technical Concepts™	Cleaning and refuse products, hygiene systems and material handling solutions
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®, BernzOmatic®	Manual paint applicators, window hardware, convenience hardware and propane torches

Market Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. During the first nine months of 2010, the Company’s operating results improved compared to the prior year due to an increase in net sales and the expansion of gross margins. The Company’s results for the first nine months of 2010 were impacted by the following factors:

•

Improvement in economic conditions and increased product penetration internationally, particularly in emerging markets, which contributed to a year-over-year net sales increase of 9.7% in the Company’s international businesses, excluding the impact of currency.

•	Productivity gains and favorable product mix, which more than offset the adverse impact of input cost inflation, resulting in a 130 basis point expansion in gross margins.

•

Increased demand in the commercial and industrial channels and core sales growth of 7% in the Office Products segment contributed to the overall year-over-year core sales increase of 4.6%. Core sales represent net sales excluding the impacts of acquisitions, currency and product line exits.

•

Continued selective spend for strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During the first nine months of 2010, the Company’s spend for strategic brand-building and consumer demand creation activities included spend for the following:

•	Rubbermaid Reveal™ Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•	Goody’s Simple Styles™ collection of hair accessories that make it easy to achieve salon-quality hair styles with only a few simple steps;

•	MimioClassroom™ system, an integrated suite of interactive teaching tools and services for educators;

•	Sharpie® Liquid Pencil with cutting-edge liquid graphite technology that writes smooth like a pen but erases like a pencil;

•	Expo Washable™ markers formulated to easily wash off of skin and most washable fabrics;

•	Advertising for Paper Mate® EarthWrite®, Design® Metallic and Gel pen lines;

•	Dedicated Parker “Shop-in-Shops” in key retail locations, primarily located in China, to enhance in-store merchandising;

•	Rubbermaid Commercial Products’ new line of ergonomically designed material handling carts and trucks, which includes a broad range of solutions that provide enhanced maneuverability and durability;

•	Irwin® Vise-Grip® Curved Jaw Locking Pliers feature a unique self-energizing lower jaw that delivers three times more gripping power than traditional locking pliers; and

•	Lenox’s® Q88™ bimetal bandsaw blade with a patent-protected design that maximizes blade life while delivering superior cutting performance.

•

Implemented a Capital Structure Optimization Plan in order to simplify the Company’s capital structure, lower interest costs and substantially reduce potential future earnings dilution from the convertible notes resulting in a pretax debt extinguishment charge of $218.6 million during the three months ended September 30, 2010.

•

Began implementation of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business. Projects initiated to date include an evaluation of the pricing architecture and gross-to-net sales optimization and identification of a location for centralizing the Company’s European operations.

•	Settled a multi-year tax return examination resulting in a tax benefit of $63.6 million.

Ongoing Initiatives

European Transformation Plan

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to at least ten percent.

The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $90 to $100 million, to be substantially incurred by the end of 2011. The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $50 to $55 million of selling, general and administrative expenses to implement the European Transformation Plan, of which $8.5 million have been incurred through September 30, 2010 with approximately $15 to $20 million expected to be incurred in the year ending December 31, 2010. The Company expects to realize annual savings of $50 to $60 million (net of tax) upon completion of the implementation of the European Transformation Plan.

As part of its European Transformation Plan, the Company expects to start relocating key personnel to Switzerland early in 2011, with all affected employees operational at the new site by the end of 2011. In addition, the Company has undertaken various projects to maximize gross margins in the region.

Project Acceleration

Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes, and reorganize the overall business structure to align with the Company’s core organizing concept, the GBU, to achieve best total cost. Through the Project Acceleration restructuring program and other initiatives, the Company has made significant progress in improving capacity utilization rates to deliver productivity savings and in increasing the use of strategic sourcing partners. In the first nine months of 2010, the Company began implementing a number of restructuring programs as part of Project Acceleration to reduce and realign its manufacturing footprint, including two programs in its Home & Family segment in North America, one program in its Home & Family segment internationally, and one program in its Office Products segment internationally. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 50%, including the closure or disposition of 24 manufacturing facilities and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses. Upon completion of Project Acceleration, the Company expects to have reduced its manufacturing footprint by more than 60% based on the manufacturing facilities in service at the inception of Project Acceleration.

As part of Project Acceleration, the Company evaluates its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In the first nine months of 2010, the Company began implementing projects to reduce and realign its distribution footprint, including one project in the Home & Family segment in North America and one project in the Tools, Hardware & Commercial Products segment’s international operations.

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

The Company expects to have completed implementation of its Project Acceleration restructuring initiative by the end of 2010, and the total costs incurred over the life of the initiative are expected to be between $475 and $500 million, including approximately $250 of employee-related costs, approximately $175 million in non-cash asset-related costs, and approximately $70 million in other associated restructuring costs. Approximately 67% of the total Project Acceleration restructuring costs are expected to be cash charges. The Company expects to incur between $60 and $80 million of costs during the year ending December 31, 2010 to complete Project Acceleration. Cumulative annualized savings expected to be realized from the implementation of Project Acceleration are in excess of $200 million once completed, with more than $180 million in annualized savings realized to date.

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

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through September 30, 2010, the North American operations of 12 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, including the North American operations of the Rubbermaid Consumer and Rubbermaid Commercial Products GBUs in April 2010. Additional SAP go-lives for certain of the Company’s North American operations are scheduled for 2011.

Foreign Currency – Venezuela

The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of September 30, 2010, the Company’s Venezuelan subsidiary had approximately $26.2 million of net monetary assets denominated in Bolivar Fuertes. For every $10 million of net monetary assets denominated in Bolivar Fuertes, a 5% increase/(decrease) in the applicable exchange rate would decrease/(increase) the Company’s pretax income by $0.5 million.

In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate from the parallel rate did not have a material impact on the Company’s consolidated net sales or operating income for the nine months ended September 30, 2010, compared to using the parallel rate for the same period. The transition to the SITME rate did result in a foreign exchange gain of $5.6 million, which is recognized in other income for the nine months ended September 30, 2010.

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

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009

Net sales	$1,487.3	100.0%	$1,449.0	100.0%	$4,289.9	100.0%	$4,157.2	100.0%
Cost of products sold	920.2	61.9	906.4	62.6	2,663.8	62.1	2,633.5	63.3

Gross margin	567.1	38.1	542.6	37.4	1,626.1	37.9	1,523.7	36.7
Selling, general and administrative expenses	376.4	25.3	350.3	24.2	1,064.6	24.8	991.1	23.8
Restructuring costs	16.2	1.1	27.0	1.9	53.4	1.2	87.0	2.1

Operating income	174.5	11.7	165.3	11.4	508.1	11.8	445.6	10.7
Nonoperating expenses:
Interest expense, net	30.3	2.0	35.7	2.5	95.5	2.2	106.6	2.6
Losses related to extinguishments of debt	218.6	14.7	—	—	218.6	5.1	4.7	0.1
Other (income) expense, net	(3.5)	(0.2)	0.6	—	(9.7)	(0.2)	(2.2)	(0.1)

Net nonoperating expenses	245.4	16.5	36.3	2.5	304.4	7.1	109.1	2.6

(Loss) income before income taxes	(70.9)	(4.8)	129.0	8.9	203.7	4.7	336.5	8.1
Income tax (benefit) expense	(99.2)	(6.7)	43.5	3.0	(13.4)	(0.3)	111.6	2.7

Net income	$28.3	1.9%	$85.5	5.9%	$217.1	5.1%	$224.9	5.4%

Three Months Ended September 30, 2010 vs. Three Months Ended September 30, 2009

Consolidated Operating Results:

Net sales for the three months ended September 30, 2010 were $1,487.3 million, representing an increase of $38.3 million, or 2.6%, from $1,449.0 million for the three months ended September 30, 2009. The following table sets forth an analysis of changes in consolidated net sales for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 (in millions, except percentages):

Core sales	$82.3	5.7%
Foreign currency	(15.6)	(1.1)
Product line exits and rationalizations	(28.4)	(2.0)

Total change in net sales	$38.3	2.6%

Core sales increased 5.7% compared to the prior year driven by increased demand in domestic as well as international markets, led by the Company’s businesses in Asia Pacific. Foreign currency had the impact of reducing net sales by 1.1%, while last year’s product line exits reduced year-over-year net sales by 2.0%. Core sales of the Company’s North American businesses increased approximately 4.0% versus the prior year, and core sales of the Company’s international businesses increased approximately 11.0% versus the prior year.

Gross margin, as a percentage of net sales, for the three months ended September 30, 2010 was 38.1%, or $567.1 million, versus 37.4%, or $542.6 million, for the three months ended September 30, 2009. The primary drivers of the 70 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and favorable product mix, partially offset by input cost inflation experienced during the quarter. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.

SG&A expenses for the three months ended September 30, 2010 were 25.3% of net sales, or $376.4 million, versus 24.2% of net sales, or $350.3 million, for the three months ended September 30, 2009. In constant currency, SG&A expenses increased $29.6 million mainly due to the Company’s increased spend for brand building and other strategic SG&A activities such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.

The Company recorded restructuring costs of $16.2 million and $27.0 million for the three months ended September 30, 2010 and 2009, respectively. The year-over-year decrease in restructuring costs was largely attributable to lower costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The decrease was also due to lower restructuring costs associated with reducing the Company’s manufacturing and distribution footprint, as the Company is completing the remaining projects under Project Acceleration prior to the end of 2010. The restructuring costs for the three months ended September 30, 2010 included $3.3 million of facility and other exit costs, $8.0 million of employee severance, termination benefits and employee relocation costs, and $4.9 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2009 included $10.9 million of facility and other exit costs, $9.0 million of employee severance, termination benefits and employee relocation costs, and $7.1 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended September 30, 2010 was $174.5 million, or 11.7% of net sales, versus $165.3 million, or 11.4% of net sales, for the three months ended September 30, 2009. The 30 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs, which more than offset increased spend for brand building and other strategic SG&A activities.

Net nonoperating expenses for the three months ended September 30, 2010 increased $209.1 million to $245.4 million from $36.3 million for the three months ended September 30, 2009. During the three months ended September 30, 2010, the Company executed a series of transactions under its Capital Structure Optimization Plan intended to simplify the Company’s capital structure, lower interest costs and reduce potential future dilution from the convertible notes. The losses related to extinguishments of debt of $218.6 million recognized in the three months ended September 30, 2010 relate to the retirement of debt pursuant to the Capital Structure Optimization Plan. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information. The losses related to extinguishments of debt during the three months ended September 30, 2010 were partially offset by a $5.4 million decrease in interest expense, which is attributable to lower outstanding debt levels and a more favorable interest rate environment.

The Company recognized an income tax benefit of $99.2 million for the three months ended September 30, 2010, compared to expense of $43.5 million for the three months ended September 30, 2009. In September 2010, the Company entered into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at Appeals, which resulted in a reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million, including penalties and interest. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$608.8	$596.8	2.0%
Office Products	450.3	448.4	0.4
Tools, Hardware & Commercial Products	428.2	403.8	6.0

Total Net Sales	$1,487.3	$1,449.0	2.6%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	4.0%	7.5%	6.0%
Foreign currency	0.5	(4.1)	—
Product line exits and rationalizations	(2.5)	(3.0)	—

Total change in net sales	2.0%	0.4%	6.0%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$76.2	$83.9	(9.2)%
Office Products	70.8	53.9	31.4
Tools, Hardware & Commercial Products	70.5	75.3	(6.4)
Corporate	(26.8)	(20.8)	(28.8)
Restructuring costs	(16.2)	(27.0)	40.0

Total Operating Income	$174.5	$165.3	5.6%

Home & Family

Net sales for the three months ended September 30, 2010 were $608.8 million, an increase of $12.0 million, or 2.0%, from $596.8 million for the three months ended September 30, 2009. The increase in sales was primarily driven by distribution and shelf space gains in the Beauty & Style and Décor GBUs and growth in the international markets led by Asia Pacific. Core sales increased 4.0% and foreign currency added another 0.5% whereas product line exits and rationalizations reduced sales by 2.5%.

Operating income for the three months ended September 30, 2010 was $76.2 million, or 12.5% of net sales, a decrease of $7.7 million, or 9.2%, from $83.9 million, or 14.1% of net sales, for the three months ended September 30, 2009. The 160 basis point decrease in operating margin is attributable to higher input costs and an approximate 70 basis point increase in constant currency SG&A expenses as a percentage of net sales due to increased spend for brand building and other strategic SG&A activities.

Office Products

Net sales for the three months ended September 30, 2010 were $450.3 million, an increase of $1.9 million, or 0.4%, from $448.4 million for the three months ended September 30, 2009. Core sales increased 7.5% due to higher volumes across all Office Products GBUs. Product line exits and foreign currency reduced net sales by 3.0% and 4.1%, respectively.

Operating income for the three months ended September 30, 2010 was $70.8 million, or 15.7% of net sales, an increase of $16.9 million, or 31.4%, from $53.9 million, or 12.0% of net sales, for the three months ended September 30, 2009. The 370 basis point improvement in operating margin is attributable to gross margin improvements driven by productivity gains and product mix, which combined contributed an approximate 470 basis points of improvement.

Tools, Hardware & Commercial Products

Net sales for the three months ended September 30, 2010 were $428.2 million, an increase of $24.4 million, or 6.0%, from $403.8 million for the three months ended September 30, 2009. Core sales increases accounted for the year-over-year increase while foreign currency had a negligible impact on sales. The increase in core sales was driven by growth in domestic and international markets. International markets in the segment posted double-digit constant currency sales growth.

Operating income for the three months ended September 30, 2010 was $70.5 million, or 16.5% of net sales, a decrease of $4.8 million, or 6.4%, from $75.3 million, or 18.6% of net sales, for the three months ended September 30, 2009. The 210 basis point decrease in operating margin is attributable to an approximate 200 basis point increase in SG&A costs as a percentage of net sales, in constant currency, due to increased spend for brand building and other strategic SG&A activities.

Nine Months Ended September 30, 2010 vs. Nine Months Ended September 30, 2009

Consolidated Operating Results:

Net sales for the nine months ended September 30, 2010 were $4,289.9 million, representing an increase of $132.7 million, or 3.2%, from $4,157.2 million for the nine months ended September 30, 2009. The following table sets forth an analysis of changes in consolidated net sales for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 (in millions, except percentages):

Core sales	$192.4	4.6%
Foreign currency	11.8	0.3
Product line exits and rationalizations	(71.5)	(1.7)

Total change in net sales	$132.7	3.2%

Core sales increased 4.6% compared to the prior year resulting from higher volumes primarily due to increases in demand, particularly internationally and in the industrial and commercial channels, and restocking by customers in anticipation of future increases in consumer demand, particularly in the geographic regions and channels where inventories were reduced in late 2008 and early 2009. Foreign currency contributed an additional 0.3% to the increase in net sales, while last year’s product line exits reduced year-over-year sales by 1.7%. Core sales at the Company’s domestic and international businesses increased approximately 3.1% and 9.7%, respectively, versus the prior year.

Gross margin, as a percentage of net sales, for the nine months ended September 30, 2010 was 37.9%, or $1,626.1 million, versus 36.7% of net sales, or $1,523.7 million, for the nine months ended September 30, 2009. The primary drivers of the 130 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and improved product mix, partially offset by input cost inflation.

SG&A expenses for the nine months ended September 30, 2010 were 24.8% of net sales, or $1,064.6 million, versus 23.8% of net sales, or $991.1 million, for the nine months ended September 30, 2009. In constant currency, SG&A expenses increased $67.5 million mainly due to the Company’s increased spend for brand building and other strategic SG&A activities, such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.

The Company recorded restructuring costs of $53.4 million and $87.0 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in restructuring costs is largely attributable to lower costs associated with reducing the Company’s manufacturing and distribution footprint, as the Company is completing the remaining projects under Project Acceleration prior to the end of 2010. In addition, the Company incurred lower restructuring costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The restructuring costs for the nine months ended September 30, 2010 included $5.0 million of facility and other exit costs, $40.2 million of employee severance, termination benefits and employee relocation costs, and $8.2 million of exited contractual commitments and other restructuring costs. The restructuring costs for the nine months ended September 30, 2009 included $24.2 million of facility and other exit costs, $41.4 million of employee severance, termination benefits and employee relocation costs, and $21.4 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the nine months ended September 30, 2010 was 11.8% of net sales, or $508.1 million, versus 10.7% of net sales, or $445.6 million, for the nine months ended September 30, 2009. The 110 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs and better leverage of structural SG&A as a result of increased sales, partially offset by increased spend for brand building and other strategic SG&A activities and input cost inflation.

Net nonoperating expenses for the nine months ended September 30, 2010 increased $195.3 million to $304.4 million compared to $109.1 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2010, the Company executed a series of transactions under its Capital Structure Optimization Plan. The losses related to extinguishments of debt of $218.6 million recognized in the three months ended September 30, 2010 relate to the retirement of debt pursuant to the Capital Structure Optimization Plan. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information. The increase in net nonoperating expenses was partially offset by an $11.1 million decline in interest expense due to lower outstanding debt levels and a foreign exchange gain of $5.6 million during the nine months ended September 30, 2010 associated with the Company’s transition to the SITME rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte.

The Company recognized an income tax benefit of $13.4 million for the nine months ended September 30, 2010, compared to income tax expense of $111.6 million for the nine months ended September 30, 2009. In September 2010, the Company entered into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at Appeals, which resulted in a significant reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million including penalties and interest. See Footnote 9 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$1,757.7	$1,771.7	(0.8)%
Office Products	1,285.4	1,263.5	1.7
Tools, Hardware & Commercial Products	1,246.8	1,122.0	11.1

Total Net Sales	$4,289.9	$4,157.2	3.2%

The following table sets forth an analysis of changes in net sales in each segment for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	—%	7.1%	9.2%
Foreign currency	1.1	(2.3)	1.9
Product line exits and rationalizations	(1.9)	(3.1)	—

Total change in net sales	(0.8)%	1.7%	11.1%

Operating income (loss) by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$220.6	$224.6	(1.8)%
Office Products	217.5	184.2	18.1
Tools, Hardware & Commercial Products	192.2	180.9	6.2
Corporate	(68.8)	(57.1)	(20.5)
Restructuring Costs	(53.4)	(87.0)	38.6

Total Operating Income	$508.1	$445.6	14.0%

Home & Family

Net sales for the nine months ended September 30, 2010 were $1,757.7 million, a decrease of $14.0 million, or 0.8%, from $1,771.7 million for the nine months ended September 30, 2009. Core sales remained unchanged, as core sales growth in the Beauty & Style and Rubbermaid Consumer GBUs was offset by declines in the Baby & Parenting Essentials and Décor GBUs. The impact of product line exits and rationalizations reduced sales by 1.9% while foreign currency had a favorable impact of 1.1%.

Operating income for the nine months ended September 30, 2010 was $220.6 million, or 12.6% of net sales, a decrease of $4.0 million, or 1.8%, from $224.6 million, or 12.7% of net sales, for the nine months ended September 30, 2009. The slight decrease in operating margin is attributable to the impacts of input cost inflation partially offset by productivity gains.

Office Products

Net sales for the nine months ended September 30, 2010 were $1,285.4 million, an increase of $21.9 million, or 1.7%, from $1,263.5 million for the nine months ended September 30, 2009. Core sales increased 7.1%, which was primarily attributable to core sales growth across all of the Office Products GBUs. Product line exits and foreign currency reduced net sales 3.1% and 2.3%, respectively.

Operating income for the nine months ended September 30, 2010 was $217.5 million, or 16.9% of net sales, an increase of $33.3 million, or 18.1%, from $184.2 million, or 14.6% of net sales, for the nine months ended September 30, 2009. The 230 basis point improvement in operating margin is attributable to productivity gains, product mix and product line exits, partially offset by the impacts of input cost inflation and a 100 basis point increase in SG&A costs as a percentage of net sales due to increased spend for strategic brand and volume building SG&A activities.

Tools, Hardware & Commercial Products

Net sales for the nine months ended September 30, 2010 were $1,246.8 million, an increase of $124.8 million, or 11.1%, from $1,122.0 million for the nine months ended September 30, 2009. Core sales increases accounted for 9.2% of the year-over-year increase, which was primarily attributable to double-digit growth in the segment’s international businesses led by the Latin America and Asia Pacific regions. Favorable foreign currency accounted for 1.9% of the net sales increase.

Operating income for the nine months ended September 30, 2010 was $192.2 million, or 15.4% of net sales, an increase of $11.3 million, or 6.2%, from $180.9 million, or 16.1% of net sales, for the nine months ended September 30, 2009. The 70 basis point decline in operating margin is primarily attributable to a 50 basis point increase in SG&A costs as a percentage of sales, in constant currency, as the segment’s businesses continue to increase spend for brand building and strategic SG&A activities.

Liquidity and Capital Resources

Cash and cash equivalents (decreased) increased as follows for the nine months ended September 30, (in millions):

	2010	2009

Cash provided by operating activities	$377.9	$415.7
Cash used in investing activities	(102.2)	(114.0)
Cash used in financing activities	(404.2)	(269.0)
Currency effect on cash and cash equivalents	3.7	4.9

(Decrease) increase in cash and cash equivalents	$(124.8)	$37.6

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuances of debt, and use of available borrowing facilities.

Cash provided by operating activities for the nine months ended September 30, 2010 was $377.9 million compared to $415.7 million for the nine months ended September 30, 2009. This reduction is primarily attributable to investments in working capital compared to the nine months ended September 30, 2009 as the operating cash flows for the nine months ended September 30, 2009 are net of $96.2 million of payments to settle foreign exchange contracts and cross-currency interest rate swaps on intercompany financing arrangements.

In August 2010, the Company announced a Capital Structure Optimization Plan (the “Plan”), which was substantially complete as of September 30, 2010. The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the new notes, cash on hand, and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program and completed a cash tender offer for its outstanding $300.0 million principal amount of 10.60% notes due 2019, which resulted in the repurchase of $279.3 million principal amount of the notes. The Company received $544.9 million of net proceeds from issuance of the new 4.70% notes due 2020. The net short-term borrowings to fund the Capital Structure Optimization Plan transactions included $140.0 million of borrowings under the Company’s receivables facility and $50.0 million of commercial paper. The aggregate $736.9 million of net proceeds from borrowings during the nine months ended September 30, 2010 compares with $827.3 million of net proceeds during the nine months ended September 30, 2009, which includes proceeds from the issuance of medium-term and convertible notes, $125.0 million of borrowings under the Company’s syndicated revolving credit facility (the “Revolver”), and $70.0 million of borrowings under the Company’s 364-day receivables facility.

In addition, the Company received approximately $70.0 million of net proceeds associated with the settlement of the convertible note hedge and warrant transactions during the nine months ended September 30, 2010.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

In August 2010, the Company completed a cash tender offer for $279.3 million of the $300.0 million principal amount of 10.60% notes due 2019 and paid cash of $402.2 million upon settlement. The Company also completed an exchange offer for $324.7 million of the $345.0 million principal amount of 5.5% convertible notes due 2014 (the “Convertible Notes”) (the “Exchange Offer”) and issued 37.7 million shares of common stock and paid cash consideration of $52.0 million to holders accepting the Exchange Offer. The Company paid $1.0 million in fees and expenses associated with the Exchange Offer. The Company made payments on medium-term notes and other debt of $108.4 million and made a payment on its term loan of $100.0 million during the nine months ended September 30, 2010. This compares to $969.3 million in payments on notes payable, the term loan, medium-term notes and the Revolver during the nine months ended September 30, 2009, which includes the repayment of $448.0 million of borrowings under the Company’s former accounts receivable facility and $325.0 million of medium-term notes pursuant to tender offers.

Aggregate dividends paid were $40.8 million and $57.3 million for the nine months ended September 30, 2010 and 2009, respectively. The Company continues to maintain quarterly dividends of $0.05 per share so operating cash flows can be used to repay outstanding debt to improve the Company’s investment grade credit rating.

Capital expenditures were $108.1 million and $107.7 million for the nine months ended September 30, 2010 and 2009, respectively. The largest single capital project in both nine month periods was the implementation of SAP, which represented $29.9 million and $27.6 million of capital expenditures for the nine months ended September 30, 2010 and 2009, respectively.

Cash used for restructuring activities was $49.6 million and $62.3 million for the nine months ended September 30, 2010 and 2009, respectively, and is included in the cash flows from operating activities. These payments relate primarily to employee termination benefits.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•

Cash and cash equivalents at September 30, 2010 were $153.5 million, and the Company had $640.0 million and $60.0 million of borrowing capacity available under its Revolver and receivables facility, respectively.

•

Working capital at September 30, 2010 was $441.2 million compared to $422.6 million at December 31, 2009, and the current ratio at September 30, 2010 was 1.23:1 compared to 1.24:1 at December 31, 2009. The increase in working capital is primarily due to increases in accounts receivable and inventory due to the seasonality of the business.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. For this purpose, the Company defines total debt to total capital capitalization as the sum of short-term and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.56:1 at September 30, 2010 and at December 31, 2009.

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

Borrowing Arrangements

The Company’s Revolver expires in November 2012. As of September 30, 2010, there was $690.0 million of borrowing capacity under the Revolver (in November 2010, the borrowing capacity is reduced to $665.0 million), of which $50.0 million of borrowing capacity under the Revolver was used to issue commercial paper. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may only be issued up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings, coupled with continued uncertainty in the credit markets, may limit the Company’s ability to use the full $690.0 million of borrowing capacity under the Revolver to issue commercial paper. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of September 30, 2010, there were no borrowings or standby letters of credit outstanding under the Revolver, and $640.0 million of borrowing capacity was available under the Revolver.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million, of which $60.0 million was available for borrowing and $140.0 million was outstanding at September 30, 2010. During the three months ended September 30, 2010, the Company extended the maturity date of the receivables financing facility to September 2011.

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt to total capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt to total capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $550.0 million. As of September 30, 2010, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and the receivables facility and utilize the $700.0 million for general corporate purposes without exceeding the debt to total capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

Debt

The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and has historically involved increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through short-term financing arrangements, such as commercial paper or borrowings under the Revolver or receivables facility.

On August 2, 2010 the Company announced a Capital Structure Optimization Plan (the “Plan”), which was substantially complete as of September 30, 2010. The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the notes, cash on hand, and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program; complete a cash tender offer for $279.3 million of the $300.0 million principal amount of outstanding 10.60% notes due 2019; and complete the exchange of 37.7 million shares of common stock and $52.0 million of cash for $324.7 million of the $345.0 million principal amount of outstanding Convertible Notes. The Company also settled, for cash, the convertible note hedge and warrant transactions, which were entered into concurrent with the issuance of the Convertible Notes.

By executing the series of transactions under the Plan, the Company effectively refinanced approximately $550.0 million in long-term debt at lower interest rates which is expected to generate nearly $35.0 million of annual interest savings based on effective interest rates on the extinguished Convertible Notes and certain medium-term notes of approximately 11.0%, compared to the interest rate on the new debt of 4.7%. In addition, the Company expects to increase its outstanding common stock by 7.0 to 10.0 million shares (the final number of shares is subject to change based upon the final settlement of the accelerated stock buyback program) and substantially eliminated the potential for future share count dilution resulting from the Convertible Notes and hedge transactions.

Total debt was $2.6 billion and $2.5 billion as of September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, the Company repaid $100.0 million of its term loan. As of September 30, 2010, the current portion of long-term debt and short-term debt totaled $460.9 million, including the $250.0 million remaining principal amount of the term loan due in September 2011, $140.0 million of borrowings under the receivables facility and $50.0 million of commercial paper.

The following table presents the average outstanding debt and weighted average interest rates for the periods indicated ($ in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Average outstanding debt	$2,573.0	$2,917.0	$2,480.6	$2,952.0
Average interest rate	4.6%	4.8%	5.1%	4.8%

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest. During the three months ended September 30, 2010, the Company made a $50.0 million voluntary cash contribution to its primary U.S. defined benefit pension plan in order to improve the overall funded status of the plan.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2028. During the three months ended September 30, 2010, the Company issued $550.0 million of senior notes due 2020. In addition, the Company completed a tender offer to repurchase $279.3 million of its $300.0 million principal amount of medium-term notes due 2019 and also completed an exchange offer for $324.7 million of its $345.0 million principal amount of convertible notes. Additional details regarding the debt obligations, tender offer and exchange offer are provided in Footnote 5 of the Notes to Condensed Consolidated Financial Statements.

The following table summarizes the effect the Company’s outstanding debt obligations as of September 30, 2010 are expected to have on the Company’s cash flows in the indicated period as well as the timing of interest payments on borrowings outstanding, adjusted to give effect to the financing transactions completed during the three months ended September 30, 2010 (in millions):

	Payments Due in Year Ending December 31,

	Total	2010 (1)	2011 and 2012	2013 and 2014	2015 and Later

Debt (2)	$2,557.4	$68.7	$660.0	$528.0	$1,300.7
Interest on debt (3)	$932.1	$30.3	$222.7	$152.9	$526.2

(1)

Represents amounts due for the remainder of 2010 as of September 30, 2010, which primarily represents the commercial paper outstanding as of September 30, 2010 and the portion of the convertible notes remaining outstanding after the Exchange Offer.

(2)

Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of September 30, 2010. For further information relating to these obligations, see Footnote 5 of the Notes to Condensed Consolidated Financial Statements.

(3)

Amounts represent estimated interest payable on borrowings outstanding as of September 30, 2010, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $1.0 billion of medium-term notes. Interest on floating rate debt was estimated using the rate in effect as of September 30, 2010.

Except as noted below, there were no material changes to the Company’s other commitments and obligations, including lease commitments and purchase obligations, during the three and nine months ended September 30, 2010.

The Company has decreased its liabilities for uncertain tax positions and unrecognized tax benefits, as last reported on 2009 Form 10-K, by $81.7 million due to the settlement of tax examinations with various worldwide tax authorities and the reclassification of liabilities to taxes payable.

Critical Accounting Policies

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill

The Company performs its impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units, which are referred to as the Company’s Global Business Units (“GBU”), are one level below the operating segment level. The GBU is the Company’s core organizing concept, and each GBU supports one or more of the Company’s key brands worldwide. The Company has not had any material changes to the reporting units identified and used to test goodwill for impairment since January 1, 2009 due to restructuring activities or otherwise. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company’s existing reporting units.

The Company had 13 reporting units with total goodwill of $2.7 billion as of July 1, 2010. Five of the Company’s 13 reporting units accounted for approximately 70 percent of the Company’s total goodwill. These five reporting units were as follows: Baby & Parenting Essentials; Rubbermaid Commercial Products; Industrial Products & Services; Markers, Highlighters, Art & Office Organization; and Office Technology.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company’s reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment were necessary during the first nine months of 2010, due to declining macroeconomic conditions, significant reductions in reporting units’ expected sales and profitability, or otherwise.

In the Company’s goodwill impairment testing, if the carrying amount of a reporting unit is greater than its fair value, impairment may be present. Estimates made by management in performing its impairment testing can impact whether or not an impairment charge is necessary and the magnitude of the impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company’s reporting units that are stable businesses and have a history and track record of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess their fair value. The material assumptions used to value a reporting unit using this approach are the reporting units’ estimated financial performance for the remainder of the year and the applicable multiple to apply to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated financial performance for the remainder of the year is based on the Company’s internal forecasting process. To determine the EBITDA multiple, the Company obtains information from third parties on EBITDA multiples observed for recent acquisitions and other transactions in the marketplace for comparable businesses. The Company also evaluates the EBITDA multiples of publicly traded companies that are in the same industry and are comparable to each reporting unit and compares the EBITDA multiples of the publicly traded companies to the multiples used by the Company to estimate the fair value of each reporting unit. The Company evaluates the EBITDA multiples used for the reporting units relative to the Company’s market capitalization plus an equity control premium. The equity control premium is defined as the sum of the individual reporting units’ estimated market values compared to the Company’s market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.

The EBITDA multiple observed in the marketplace for recent transactions ranged from 8 to 10 for the annual impairment test as of July 1, 2010. For the July 1, 2010 impairment test, the Company adjusted the EBITDA multiples from the observed multiples, generally to multiples ranging from 6 to 12 so that the aggregate value of all reporting units relative to the Company’s total market value resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit’s market position, brand awareness, gross and operating margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company’s equity market value at July 1, 2010 of approximately $4.1 billion was significantly in excess of its book value of stockholders’ equity of approximately $1.9 billion. For the impairment test as of July 1, 2010, if each reporting unit’s EBITDA multiple were reduced by 0.5 from the 6 to 12 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value two of its reporting units for the annual impairment test as of July 1, 2010, Baby & Parenting Essentials and Hardware, because these reporting units are executing significant restructuring projects, the financial results are significantly impacted by economic cycles and/or the reporting unit’s growth rate is lower than planned. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value reporting units in 2010, the Company generally used average compound long-term sales growth rates ranging from 2% to 3%, average operating margins of approximately 10%, and discount rates of 12% to 14%. The Company concluded these two reporting units passed step one of the goodwill impairment test based on the values determined using the discounted cash flow approach.

If the discount rates used to estimate the fair value of the Baby & Parenting Essentials and Hardware reporting units increased 100 basis points, the estimated fair values of the reporting units would have declined by $70 million and $18 million, respectively. If the discount rates were increased by 100 basis points, the Hardware reporting unit would still have passed step one of the goodwill impairment test whereas the Baby & Parenting Essentials reporting unit would not have passed step one of the goodwill impairment test.

The Company had one reporting unit, Baby & Parenting Essentials, whose estimated fair value at July 1, 2010 exceeded net assets by less than 10% of the reporting unit’s net assets using the adjusted EBITDA multiple or discounted cash flow approach, as applicable. The estimated fair value of the Baby & Parenting Essentials at July 1, 2010 exceeded net assets by less than 10% of the reporting unit’s net assets using the discounted cash flow approach. The Baby & Parenting Essentials reporting unit has goodwill of $425.1 million as of July 1, 2010. If the discount rate used to estimate the fair value of the Baby & Parenting Essentials reporting unit was increased by 100 basis points, the estimated fair value of the reporting unit would have been approximately 7% less than the net assets of the reporting unit. Additional valuation procedures would have been required to determine whether Baby & Parenting Essentials’ goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.

The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of Baby & Parenting Essentials. The Company continues to monitor whether these initiatives are being executed as planned and improve its financial performance. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with Baby & Parenting Essentials in future periods. Baby & Parenting Essentials has been adversely affected by the U.S. and Japanese economy and continues to integrate two acquired international businesses. Baby & Parenting Essentials has undertaken and is executing restructuring projects to reduce supply chain costs and administrative overhead worldwide and has taken steps to minimize the impact inflation has on its operating results, and to reduce inventories. These efforts are being taken to reduce the working capital investment required in the short-term and improve profitability over the mid- to long-term.

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

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets totaled $315.6 million as of July 1, 2010. The Company assesses the fair value of its indefinite-lived intangible assets using a discounted cash flow model using the relief from royalty method, which estimates royalties to be derived in the future use of the asset were the Company to license the use of the trademark or trade name. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2010 and concluded none of the assets were impaired.

The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade names. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2010 is not required.

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

Item 4. Controls and Procedures

As of September 30, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors set forth in the Company’s Form 10-K as updated and supplemented in Part II, Item 1A of the Company’s Form 10-Q for the period ended June 30, 2010, have been further updated to remove the following risk factors:

•

Conversion of the Company’s convertible senior notes due 2014 may dilute the ownership interests of stockholders at the time of conversion, and the Company’s stock price may be impacted by note hedge and warrant transactions it entered into in connection with the issuance of the convertible notes.

•

The ownership interests of stockholders may be diluted by the Proposed Exchange Offer despite the reduction in outstanding shares that will result from the Company’s recently announced accelerated stock buyback.

•

If the Company does not complete the tender offer for its 2019 notes or the Proposed Exchange Offer, or if the amount of 2019 notes and Convertible Notes that the Company purchases is significantly less than anticipated, the Company may significantly increase its leverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/10-7/31/10	14,423	$14.55	—	—
8/1/10-8/31/10	25,827,357	15.50	25,806,452	(1)
9/1/10-9/30/10	3,194	17.81	—	—

Total	25,844,974	$15.50	25,806,452	(1)

(1)

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company 25,806,452 shares of common stock, representing approximately 80% of the shares that would be purchased under the ASB based on an initial per share amount of $15.50. Goldman Sachs delivered the initial amount of shares on August 10, 2010. The number of shares that the Company ultimately purchases under the ASB will be determined based on the average of the daily volume-weighted average share prices of the common stock over the course of a calculation period and is subject to certain adjustments. Upon settlement following the end of the calculation period, Goldman Sachs will deliver additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, is $500.0 million. Alternatively, if the value of the shares initially delivered, based on the final price, exceeds $500.0 million, the Company will deliver cash or shares of common stock (at the Company’s election) to Goldman Sachs for the excess. The calculation period is scheduled to run from August 11, 2010 until March 7, 2011 (subject to suspension) and may be shortened at the option of Goldman Sachs to end as early as November 18, 2010.

(2)

All shares (other than those purchased under the ASB) purchased during the three months ended September 30, 2010 were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock and restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In August 2010, in addition to the shares purchased under the ASB, the Company purchased 20,905 shares, in connection with vesting of employees’ stock based awards, at an average price of $16.59 per share. In the aggregate, the Company purchased 38,522 shares, in connection with vesting of employees’ stock based awards, at an average price of $15.93 per share during the three months ended September 30, 2010.

Item 6. Exhibits

4.1

Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 2, 2010).

10.1

Master Confirmation dated as of August 2, 2010 between Newell Rubbermaid Inc. and Goldman, Sachs & Co. Re: Accelerated Stock Buyback (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed August 2, 2010).

10.2

Unwind Agreement dated as of September 17, 2010 with respect to the Call Option Transaction Confirmation dated March 24, 2009 and the Warrant Transaction Confirmation dated March 24, 2009 between the Company and Bank of America, N.A.

10.3

Partial Termination Agreement dated as of September 22, 2010 with respect to that certain convertible note hedge transaction confirmation dated March 24, 2009 and that certain warrant transaction confirmation dated March 24, 2009 between the Company and JPMorgan Chase Bank, N.A., London Branch.

31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1		Safe Harbor Statement.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: November 9, 2010	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date: November 9, 2010	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer