Form 10-K
period 2010-12-31
NEWELL RUBBERMAID INC
filed 2011-03-01
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010	COMMISSION FILE NUMBER 1-9608

NEWELL RUBBERMAID INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 418-7000

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange Chicago Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

There were 290.6 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2011. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2010) beneficially owned by non-affiliates of the Registrant was approximately $4.1 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.

* * *

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 2011.

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

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. Over the past five years, the Company has been focused on transforming its business model and operations to align with its long-term strategy. The Company has largely completed the transformation and has transitioned from a manufacturer of products to a marketer of Brands That Matter to consumers, improved the product portfolio by investing in brands and products that respond to innovation and product differentiation while reducing exposures to commoditized product categories, and expanded geographically with a growing global footprint. With the transformation largely complete, the Company’s strategy is to leverage the portfolio for faster growth, continue building Brands That Matter to drive demand, and fuel growth through margin expansion and scale synergies. The Company’s strategy is designed to achieve simultaneous net sales growth, gross margin expansion and increased earnings per share.

Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.

STRATEGIC INITIATIVES

Leverage the Portfolio for Faster Growth

The Company’s strategy is to leverage its brand and product portfolio for faster growth by targeting further investment in higher growth businesses and categories to accelerate geographic and category expansion. In 2010, the Company completed Project Acceleration through which the Company substantially exited commoditized businesses and product lines that the Company deemed as not responsive to innovation and where input costs were a significant portion of the overall product cost. As a result, the Company’s current portfolio of brands and products generally are more responsive to innovation and product differentiation, have strong margin and growth potential, and participate in global categories.

Each of the Company’s global business units (“GBUs”) supports one or more of the Company’s key brands worldwide, with a focus on developing and marketing differentiated products designed to meet consumers’ needs. The GBU structure gives the Company’s key businesses the ability to leverage research and development, branding, marketing and innovation on a global basis. The Company is able to maximize the benefits of its targeted investments in geographic and category expansion because the GBU structure allows the GBUs to take advantage of favorable customer and channel dynamics, optimize valued intellectual property and realize synergies with the Company’s core product categories and competencies.

Build Brands that Matter to Drive Demand

The Company is committed to building consumer-meaningful brands by leveraging a consumer-driven innovation process, utilizing and further developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand-building activities to support long-term sales growth. As part of the consumer-driven innovation process, the Company invests in consumer insight programs to better understand its target consumers and their needs. The insights gained from this investment are used to develop focused brand strategies and to create products that deliver meaningful solutions.

The Company also continues to employ resources to further develop best-in-class branding and marketing capabilities across the organization. Each business unit is tasked with evaluating its brands against best-in-class metrics, using a common framework and methodology, and developing a comprehensive plan to achieve the targeted goals. The Company’s continued investment in strategic brand-building activities such as research and development, marketing, and advertising and promotion supports the consumer-driven innovation process, creates a more effective marketing organization and increases consumer awareness and demand for its products.

In 2010, the Company continued to support its brands and products with more than $125 million invested in product development, an increase of approximately 9% over 2009. This continued focus on consumer-driven innovation and product development resulted in the launch and support of several new products in 2010, including the following:

•	Rubbermaid Reveal™ Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•	Goody’s Simple Styles™ collection of hair accessories that make it easy to achieve salon-quality hair styles with only a few simple steps;

•	Sharpie® Liquid Pencil with cutting-edge liquid graphite technology that writes smooth like a pen but erases like a pencil;

•	Expo Washable™ markers formulated to easily wash off of skin and most washable fabrics;

•	Lenox’s® Q88™ bimetal bandsaw blade with a design that maximizes blade life while delivering superior cutting performance; and

•	Irwin® Vise-Grip® Curved Jaw Locking Pliers that feature a unique self-energizing lower jaw that delivers three times more gripping power than traditional locking pliers.

Fuel Growth Through Margin Expansion and Scale

The Company’s objective is to achieve best cost and improve productivity through the adoption of best-in-class practices, including leveraging scale, continuing to optimize the supply chain to improve capacity utilization and to deliver productivity savings, reducing costs in nonmarket-facing activities, designing products to reduce input costs, and utilizing strategic sourcing partners when it is cost effective. Achieving best cost allows the Company to improve its competitive position, generate funds for increased investment in strategic brand-building initiatives, and preserve cash and liquidity.

In 2010, the Company completed the implementation of its Project Acceleration restructuring initiative, which is expected to result in the realization of annual savings in excess of $220 million by the end of 2011. Through Project Acceleration and other initiatives, the Company made significant progress in improving capacity utilization rates to deliver productivity savings and in increasing the use of strategic sourcing partners. Since the inception of Project Acceleration, the Company reduced its manufacturing footprint by more than 60%. Additionally, the Company restructured its supply chain to realize efficiencies in purchasing, sourcing, distribution and transportation, both domestically and internationally.

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”), which includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margins in the European region to at least ten percent. The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million, to be substantially incurred by the end of 2011. The Company expects to realize annualized after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan.

The Company continues to evaluate and optimize nonstrategic SG&A expenditures throughout the organization. By establishing regional shared service centers, the Company has started to realize savings due to reduced costs in nonmarket-facing functional capabilities. In addition, the Company has consolidated the leadership and strategic operations of five of the Company’s GBUs into the Company’s headquarters facilities and consolidated five additional GBUs into the Company’s other primary North American campuses to facilitate the sharing of knowledge and better leverage best practices.

BUSINESS SEGMENTS

The Company’s reportable segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution and leveraging its understanding of similar consumer segments and distribution channels. The Company’s business segments for 2010 were as follows:

Segment	Key Brands	Description of Products
Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®

Infant and juvenile products such as car seats, strollers, highchairs and playards; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories; cabinet hardware, drapery hardware and window treatments; and indoor/outdoor organization, food storage and home storage products

Office Products	Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®

Writing instruments, including markers, highlighters, pens, pencils and fine writing instruments; office technology solutions such as label makers and printers, interactive teaching solutions, card-scanning solutions and online postage; and art products

Tools, Hardware & Commercial Products	Lenox®, Irwin®, Rubbermaid® Commercial Products, Technical Concepts™

Hand tools, power tool accessories, industrial bandsaw blades, cutting tools, propane torches and manual paint applicators; window hardware; cleaning and refuse products, hygiene systems, material handling solutions, medical and computer carts, and wall-mounted work stations

Home & Family

The Company’s Home & Family segment consists of five GBUs. Rubbermaid Consumer designs, manufactures, packages and distributes indoor/outdoor organization products and food and home storage products and primarily sells its products under the trademarks Rubbermaid®, Roughneck® and TakeAlongs®. Baby & Parenting designs, sources, packages and distributes infant and juvenile products such as swings, highchairs, car seats, strollers and playards and primarily sells its products under the trademarks Graco®, Teutonia® and Aprica®. Décor designs, manufactures or sources, packages and distributes window treatments, drapery hardware and cabinet hardware and primarily sells its products under the trademarks Levolor®, Kirsch® and Amerock®. Culinary Lifestyle designs, manufactures or sources, packages and distributes aluminum and stainless steel cookware, bakeware, cutlery, small kitchen electrics, and kitchen gadgets and utensils and primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, Calphalon®Unison™ and Katana™. Beauty & Style designs, sources, packages and distributes hair care accessories and grooming products and markets its products primarily under the trademarks Goody®, Ace® and Solano®.

The Home & Family GBUs primarily market their products directly to mass merchants and specialty, grocery/drug and department stores.

Office Products

The Company’s Office Products segment consists of four GBUs. These businesses primarily design, manufacture or source, package and distribute writing instruments and office solutions, primarily for use in the business and home.

Markers, Highlighters, Art & Office Organization products include permanent/waterbase markers, dry erase markers, highlighters and art supplies and are primarily sold under the trademarks Sharpie®, Expo®, Sharpie® Accent®, Vis-à-Vis®, Eberhard Faber®, Berol® and Prismacolor®. Technology products include on-demand labeling products, online postage, card scanning solutions and interactive teaching solutions, and are primarily sold under the trademarks Dymo®, Endicia™, CardScan® and Mimio®. Everyday Writing products include ballpoint pens and inks, roller ball pens, mechanical pencils and correction fluids and are primarily sold under the trademarks Paper Mate®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Sharpie®, Eberhard Faber®, Berol®, Reynolds® and Liquid Paper®. Fine Writing & Luxury Accessories products include fine writing instruments and luxury accessories and are primarily sold under the trademarks Parker®, Waterman® and Rotring®.

The Office Products GBUs primarily market their products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers and other retailers.

Tools, Hardware & Commercial Products

The Company’s Tools, Hardware & Commercial Products segment consists of four GBUs. These businesses design, manufacture or source, package and distribute cleaning and refuse products, hygiene systems, hand tools and power tool accessories, industrial bandsaw blades, soldering tools and accessories, propane torches, manual paint applicator products, and window and door hardware.

Industrial Products & Services products include cutting and drilling accessories and industrial bandsaw blades sold under the Lenox® trademark. Rubbermaid Commercial Products primarily sells its cleaning and refuse products and hygiene systems under the trademarks Rubbermaid®, Brute® and Technical Concepts™. Construction Tools & Accessories products include hand tools and power tool accessories primarily sold under the trademarks Irwin®, Vise-Grip®, Marathon®, Quick-Grip®, Unibit® and Strait-Line®. Hardware products include paint applicator products, propane torches, soldering tools and accessories, and window and door hardware primarily sold under the trademarks Shur-Line®, BernzOmatic® and Bulldog®.

The Tools, Hardware & Commercial Products GBUs primarily market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware and commercial products distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.

NET SALES BY BUSINESS SEGMENT

The following table sets forth the amounts and percentages of the Company’s net sales for the years ended December 31, 2010, 2009 and 2008 (in millions, except percentages) (including sales of acquired businesses from the time of acquisition), for the Company’s three business segments.

	2010	% of Total	2009	% of Total	2008	% of Total

Home & Family	$2,378.4	41.3%	$2,377.2	42.6%	$2,654.8	41.0%
Office Products	1,708.9	29.7	1,674.7	30.0	1,990.8	30.8
Tools, Hardware & Commercial Products	1,671.9	29.0	1,525.7	27.4	1,825.0	28.2

Total Company	$5,759.2	100.0%	$5,577.6	100.0%	$6,470.6	100.0%

Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 12% of consolidated net sales for each of the years ended December 31, 2010 and 2009 and 13% of consolidated net sales for the year ended December 31, 2008, substantially across all segments. For more detailed segment information, including operating income (loss) and identifiable assets by segment, refer to Footnote 19 of the Notes to Consolidated Financial Statements.

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

Foreign Operations

Information regarding the Company’s 2010, 2009 and 2008 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A of this report and is incorporated by reference herein.

The Company’s Office Products segment has operations in Venezuela, and the primary currency used by the Venezuelan operations to transact business is the Venezuelan Bolivar. Effective January 1, 2010, Venezuela’s economy was characterized as highly inflationary because its three-year cumulative inflation exceeded 100%. The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. During the year ended December 31, 2010, the Company recognized $5.6 million of foreign exchange gains associated with its operations in Venezuela, and such amount is included in other (income) expense, net, in the Consolidated Statement of Operations. As of December 31, 2010, the Company’s Venezuelan subsidiary had approximately $29.5 million of net monetary assets denominated in Bolivar Fuertes, and a 5% increase/(decrease) in the applicable exchange rate would decrease/(increase) the Company’s pretax income by $1.5 million.

During substantially all of 2009, the Company used the official rate of 2.15 to 1 U.S. Dollar to report the results of its Venezuelan operations, and during 2010, the Venezuelan operations’ results were reflected at the parallel exchange rate or the SITME rate (which is a regulated foreign currency exchange system that began in June 2010), both of which were less favorable than the official rate used for substantially all of 2009. As a result of the use of the less favorable rate in 2010, net sales and operating income declined approximately 1% and 3%, respectively, for the year ended December 31, 2010 compared to the year ended December 31, 2009 due solely to the change in exchange rates used to translate the results of the Company’s Venezuelan operations. The change in the rate does not impact reported changes in core sales, which exclude the impact of foreign currency.

Raw Materials and Sourced Finished Goods

The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. The Company’s resin purchases are principally comprised of polyethylene and polypropylene in roughly equal quantities. Over the long-term, the Company has experienced inflation in raw material prices, and the Company expects continued inflation pressures in 2011. The Company has reduced the volume of its resin purchases through rationalizing and exiting product lines. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.

The Company is also placing increasing reliance on third-party manufacturers as a source for finished goods. In a limited number of cases, such manufacturers supply substantially all of the finished goods for a product line. In particular, the Home & Family segment’s Baby & Parenting GBU relies on a third-party manufacturer for substantially all of certain of its products.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.

Backlog

The dollar value of unshipped factory orders is not material.

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers.

Patents and Trademarks

The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Graco®,” “Aprica®,” “Levolor®,” “Calphalon®,” “Goody®,” “Sharpie®,” “Paper Mate®,” “Dymo®,” “Parker®,” “Waterman®,” “Irwin®,” “Lenox®” and “Technical Concepts™.”

Customers / Competition

The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and dominant multi-category retailers that have strong negotiating power with suppliers. This environment limits the Company’s ability to recover cost increases through selling prices.

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

The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; and contract stationers. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 12% of net sales in 2010, across substantially all GBUs. The Company’s top ten customers in 2010 included (in alphabetical order): Bed Bath & Beyond, Lowe’s, Office Depot, OfficeMax, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal-Mart.

Environmental Matters

Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

Research and Development

Information regarding the Company’s research and development costs for each of the past three years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. The Company’s research and development costs are incurred to develop new, differentiated and innovative products to meet consumers’ needs.

Employees

As of December 31, 2010, the Company had approximately 19,400 employees worldwide, of whom approximately 2,400 are covered by collective bargaining agreements or are located in countries which have collective arrangements decreed by statute.

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

If the Company is unable to commercialize a continuing stream of new products that create demand, the Company’s ability to compete in the marketplace may be adversely impacted.

The Company’s long-term success in the competitive retail environment and the industrial and commercial markets depends on its ability to develop and commercialize a continuing stream of innovative new products that create demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. The Company’s strategy includes investment in new product development and a focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth in sales or operating income.

If the Company does not continue to develop and maintain consumer-meaningful brands, its operating results may suffer.

The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company’s retailer and other customers will need the Company’s products to meet consumer demand. Consumer-meaningful brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands requires significant investment in brand-building and marketing initiatives. While the Company plans to continue to increase its expenditures for advertising and other brand-building and marketing initiatives over the long term, the increased investment may not deliver the anticipated results.

Price increases in raw materials and sourced products could harm the Company’s financial results.

The Company purchases raw materials, including resin, principally polyethylene and polypropylene, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Also, as part of its strategy to achieve best total cost, the Company increasingly relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company’s productivity gains and price increases and could materially impact the Company’s financial results.

The Company’s plans to continue to improve productivity and streamline operations may not be successful, which would adversely affect its ability to compete.

The Company’s success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. The Company completed Project Acceleration in 2010, and the primary objective of Project Acceleration was to reduce manufacturing overhead and streamline the supply chain to achieve best cost. In addition, the Company continuously explores ways and initiates projects, such as the European Transformation Plan, to best leverage its functional capabilities such as Human Resources, Information Technology, Customer Service, Supply Chain Management and Finance in order to improve efficiency and reduce costs. The Company runs the risk that the European Transformation Plan and other corporate initiatives aimed at streamlining operations and processes, cost reduction and improving overall financial results may not be completed substantially as planned or may be more costly to implement than expected. In addition, these initiatives as well as Project Acceleration may not have the positive effects anticipated. It is also possible that other major productivity and streamlining programs may be required in the future. In addition, disruptions in the Company’s ability to supply products on a timely basis, which may be incidental to any problems in the Company’s implementation of SAP or other programs, could adversely affect the Company’s future results.

If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company’s future growth could be adversely impacted.

Although the Company has, in recent years, increasingly emphasized internal growth rather than growth by acquisition, the Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings and operating income improvements within a reasonable period of time, remain important factors in the Company’s future growth. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the Company’s financial position and access to credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital.

Circumstances associated with divestitures could adversely affect the Company’s results of operations and financial condition.

The Company continues to evaluate the performance and strategic fit of its businesses and products and may decide to sell or discontinue a business based on such an evaluation. A decision to divest or discontinue a business may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company’s results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers (or prospective buyers may have difficulty obtaining financing) or executing alternative exit strategies at acceptable prices and terms and in a timely manner. Divestitures and business discontinuations could involve additional risks, including the following:

•  difficulties in the separation of operations, services, products and personnel;

•  the diversion of management’s attention from other business concerns;

•  the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•  the disruption of the Company’s business; and

•  the potential loss of key employees.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business.

The Company is subject to risks related to its international operations and sourcing model.

International operations, especially in Europe, but also in Asia, Central and South America and Canada, are important to the Company’s business, and the Company’s strategy emphasizes international growth. In addition, as the Company increasingly sources products in low-cost countries, particularly in Asia, it is exposed to additional risks and uncertainties. Foreign operations can be affected by factors such as currency devaluation; other currency fluctuations; tariffs; nationalization; exchange controls; labor inflation; interest rates; limitations on foreign investment in local business; and other political, economic and regulatory risks and difficulties. The Company also faces risks due to the transportation and logistical complexities inherent in increased reliance on foreign sourcing.

Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding non-monetary assets) of subsidiaries operating in Venezuela into U.S. Dollars are recorded in earnings. See Footnote 1 of the Notes to Consolidated Financial Statements for further information.

The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company’s ability to manufacture and market its products.

The Company purchases raw materials to be used in manufacturing its products. In addition, the Company is placing increasing reliance on third-party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Most raw materials and sourced goods are obtained on a “purchase order” basis; however, in limited cases where the Company has supply contracts with fixed prices, the Company may be required to purchase raw materials at above-market prices, which could adversely impact gross margins. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by the Company’s suppliers and/or sourcing partners or changes in the Company’s relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent the Company from manufacturing or obtaining the finished goods necessary to meet customer demand.

Complications in connection with the Company’s current information system initiative may adversely impact its results of operations, financial condition and cash flows.

The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. To date, the North American operations of 12 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts. These go-lives are the first major milestones in a multi-year implementation that will occur in several phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees’ roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the manner in which the Company takes orders, procures materials, schedules production, remits billings, makes payments and performs other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, and the implementation could impact the Company’s ability to perform necessary business transactions. All of these risks could adversely impact the Company’s results of operations, financial condition and cash flows.

Impairment charges could have a material adverse effect on the Company’s financial results.

Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, the unfavorable resolution of litigation, including patent infringement litigation involving Endicia, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. The Company continues to evaluate the impact of economic and other developments on the Company and its business units to assess whether impairment indicators are present. Accordingly, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.

The Company’s businesses are subject to regulation in the U.S. and abroad.

Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal matters without significant liability could require the Company to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations. Lastly, as a U.S.-based multi-national company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, the Company’s financial results could be impacted.

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

In connection with the Company’s accelerated stock buyback, the Company expects that its counterparty will purchase shares (or otherwise acquire long positions in shares ) of Company common stock in the open market until it has acquired (or otherwise has long positions in) the number of shares the Company will receive under the accelerated stock buyback contract. We expect that these acquisitions (and other transactions) will include covering purchases to close out stock borrow positions taken on by the counterparty to make its initial deliveries of shares to the Company. In addition, we expect that the counterparty may be purchasing or selling, or both purchasing and selling (and possibly taking on other long and/or short positions in Company common stock), in other hedging transactions related to the accelerated stock buyback. All of these market transactions in the Company’s shares (or in derivative or other transactions related to Company shares) would be for the counterparty’s own account. Although the magnitude and effect of such activities on the market price of the Company’s common stock cannot be determined at this time, such activities may increase, or prevent a decrease in, the market price of the common stock.

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

As of December 31, 2010, the Company had $305.0 million of debt that it will be required to refinance or repay within the next 12 months. It is possible that the Company may seek to address its short-term obligations through the capital markets or other arrangements. However, access to the capital markets cannot be assured, and although the Company believes that alternative arrangements will be available to refinance these obligations, such arrangements could result in an increase in the Company’s borrowing costs.

A reduction in the Company’s credit ratings could materially and adversely affect its business, financial condition and results of operations.

The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Standard & Poor’s has a positive outlook on its rating while Moody’s and Fitch have a stable outlook on their ratings. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody’s or Standard & Poor’s, which would reduce the Company’s senior debt below investment grade, could increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would further limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

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

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
HOME & FAMILY
	OH	Perrysburg	O	Cookware
	OH	Toledo	L	Cookware
	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	L	Infant Products
	China	Zhongshan	L	Infant Products
	OH	Mogadore	O	Home Products
	KS	Winfield	L/O	Home Products
	OH	Wooster	L	Home Products
	Canada	Calgary	L	Home Products
	TX	Greenville	L/O	Home Products
	MO	Jackson	O	Home Storage Systems
	Mexico	Agua Prieta	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	UT	Salt Lake City	L	Window Treatments
	IL	Freeport	L	Window Treatments
	Canada	Etobicoke	L	Window Furnishings

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
	Canada	Pickering	L	Beauty & Style
OFFICE PRODUCTS
	IL	Oakbrook	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	Canada	Oakville	L	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Tlalnepantla	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	Australia	Melbourne	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
	Belgium	Sint Niklaas	O	Technology
	CT	Norwalk	L	Technology
	MA	Cambridge	L	Technology
	CA	Palo Alto	L	Technology
TOOLS, HARDWARE & COMMERCIAL PRODUCTS
	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	Australia	Lyndhurst	L	Tools
	Brazil	Sao Paulo	L	Tools
	Brazil	Carlos Barbosa	O	Tools
	Germany	Hallbergmoos	L	Tools
	WI	Saint Francis	O	Hardware
	NY	Medina	L/O	Hardware
	NC	Winston-Salem	L/O	Hardware
	IN	Lowell	O	Hardware
	Mexico	Monterrey	L	Hardware
	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
CORPORATE
	GA	Atlanta	L	Office
	Canada	Oakville	L	Office
	Switzerland	Geneva	L	Office
	France	Paris	L	Office
	China	Hong Kong	L	Office
	Australia	Dandenong	L	Office
	Italy	Milan	L	Office

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
SHARED FACILITIES
	CA	Hesperia	L	Shared Services
	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	AR	Bentonville	L	Shared Services
	France	Malissard	L/O	Shared Services

ITEM 3. LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. [RESERVED]

SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Mark D. Ketchum	61	President and Chief Executive Officer
William A. Burke	50	President, Tools, Hardware & Commercial Products
Jay Gould	51	President, Home & Family
G. Penny McIntyre	49	President, Office Products
Juan R. Figuereo	55	Executive Vice President, Chief Financial Officer
James M. Sweet	58	Executive Vice President, Human Resources & Corporate Communications (Chief Human Resources Officer)
Gordon Steele	59	Senior Vice President, Program Management Office and Chief Information Officer
John K. Stipancich	42	Senior Vice President, General Counsel and Corporate Secretary
Theodore W. Woehrle	49	Senior Vice President, Chief Marketing Officer
Hartley D. Blaha	45	President, Corporate Development
Paul G. Boitmann	49	President, Global Sales Operations
J. Eduardo Senf	52	President, Newell Rubbermaid International

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

G. Penny McIntyre has been President, Office Products since June 2009. From 1998 through 2009, she served in a variety of managerial positions with The Coca-Cola Company, including Senior Vice President & General Manager, Water, Tea and Coffee,

Coca Cola, North America from 2007 to 2009 and Senior Vice President Noncarbonated and New Beverages Business Unit from 2005 to 2007. Prior thereto, from 1982 to 1998 she held several marketing and branding positions with S.C. Johnson Wax (a manufacturer and marketer of consumer products).

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

Theodore W. Woehrle has been Senior Vice President, Chief Marketing Officer of the Company since March 2010. From June 2007 to March 2010, he was Senior Vice President, Marketing and Brand Management. Prior thereto, he held a variety of executive positions with Procter & Gamble from 1983 to 2007, culminating as Vice President Marketing, North America.

Hartley D. Blaha has been President, Corporate Development since February 2005. Prior thereto, he was Vice President, Corporate Development from November 2003 to February 2005. Prior thereto, from 1987 to 2003 he held a variety of positions within the Investment Banking Division of Lehman Brothers Inc. (a global investment bank), culminating as Managing Director, Mergers and Acquisitions.

Paul G. Boitmann has been President, Global Sales Operations since February 2007. Mr. Boitmann joined the Company in 2001 as President of its Home Depot Division, serving in that role until January 2005. From January 2005 to February 2007, he was President, Rubbermaid/Irwin North America Sales Operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2011, there were 14,218 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2010		2009

Quarters	High	Low	High	Low

First	$15.88	$13.11	$10.95	$4.51
Second	17.96	14.55	12.15	6.22
Third	18.17	14.14	16.10	9.79
Fourth	18.48	16.71	15.73	13.66

The Company has paid regular cash dividends on its common stock since 1947. The Company paid a quarterly cash dividend of $0.05 per share for the year ended December 31, 2010. For the year ended December 31, 2009, the Company paid a quarterly cash dividend of $0.105 per share in the first quarter and $0.05 per share in each of the second, third and fourth quarters. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2010.

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/10-10/31/10	—	—	—	(1)
11/1/10-11/30/10	8,016	$17.46	—	(1)
12/1/10-12/31/10	51,641	$17.51	—	(1)
Total	59,657	$17.50	—	(1)

(1)

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company 25,806,452 shares of common stock, representing approximately 80% of the shares that would be purchased under the ASB based on an initial per share amount of $15.50. Goldman Sachs delivered the initial amount of shares on August 10, 2010. The number of shares that the Company ultimately purchases under the ASB will be determined based on the average of the daily volume-weighted average share prices of the common stock over the course of a calculation period and is subject to certain adjustments. Upon settlement following the end of the calculation period, Goldman Sachs will deliver additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, is $500.0 million. Alternatively, if the value of the shares initially delivered, based on the final price, exceeds $500.0 million, the Company will deliver cash or shares of common stock (at the Company’s election) to Goldman Sachs for the excess. The calculation period is scheduled to run from August 11, 2010 until March 21, 2011 (subject to suspension).

(2)

All shares purchased during the three months ended December 31, 2010 were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock and restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date.

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

	2010(1)	2009(1)	2008(1)	2007	2006

STATEMENTS OF OPERATIONS DATA
Net sales	$5,759.2	$5,577.6	$6,470.6	$6,407.3	$6,201.0
Cost of products sold	3,588.4	3,528.1	4,347.4	4,150.1	4,131.0

Gross margin	2,170.8	2,049.5	2,123.2	2,257.2	2,070.0
Selling, general and administrative expenses	1,463.4	1,374.6	1,502.7	1,430.9	1,347.0
Impairment charges	—	—	299.4	—	—
Restructuring costs (2)	77.5	100.0	120.3	86.0	66.4

Operating income	629.9	574.9	200.8	740.3	656.6
Nonoperating expenses:
Interest expense, net	118.4	140.0	137.9	104.1	132.0
Losses related to extinguishments of debt	218.6	4.7	52.2	—	—
Other (income) expense, net	(7.4)	2.0	6.9	4.2	6.1

Net nonoperating expenses	329.6	146.7	197.0	108.3	138.1

Income before income taxes	300.3	428.2	3.8	632.0	518.5
Income taxes	7.5	142.7	53.6	149.7	44.2

Income (loss) from continuing operations	292.8	285.5	(49.8)	482.3	474.3
Loss from discontinued operations, net of tax (3)	—	—	(0.5)	(12.1)	(85.7)

Net income (loss)	292.8	285.5	(50.3)	470.2	388.6
Net income noncontrolling interests	—	—	2.0	3.1	3.6

Net income (loss) controlling interests	$292.8	$285.5	$(52.3)	$467.1	$385.0

Weighted-average shares outstanding:
Basic	282.4	280.8	279.9	278.6	276.7
Diluted	305.4	294.4	279.9	287.6	276.8
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$1.04	$1.02	$(0.18)	$1.72	$1.70
Loss from discontinued operations	—	—	—	(0.04)	(0.31)
Net income (loss) controlling interests	$1.04	$1.02	$(0.18)	$1.68	$1.39
Diluted:
Income (loss) from continuing operations	$0.96	$0.97	$(0.18)	$1.72	$1.70
Loss from discontinued operations	—	—	—	(0.04)	(0.31)
Net income (loss) controlling interests	$0.96	$0.97	$(0.18)	$1.67	$1.39
Dividends	$0.20	$0.26	$0.84	$0.84	$0.84
BALANCE SHEET DATA
Inventories, net	$701.6	$688.2	$912.1	$940.4	$850.6
Working capital (4)	466.1	422.6	159.7	87.9	580.3
Total assets	6,405.3	6,423.9	6,792.5	6,682.9	6,310.5
Short-term debt, including current portion of long-term debt	305.0	493.5	761.0	987.5	277.5
Long-term debt, net of current portion	2,063.9	2,015.3	2,118.3	1,197.4	1,972.3
Total stockholders’ equity	$1,905.5	$1,782.2	$1,588.6	$2,222.1	$1,867.6

(1)	Supplemental data regarding 2010, 2009 and 2008 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Acquisitions of Businesses

Information regarding significant businesses acquired in 2007 and 2008 is included in Footnote 2 of the Notes to Consolidated Financial Statements. No significant acquisitions occurred during 2006, 2009 or 2010.

Quarterly Summaries

Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year

2010
Net sales	$1,306.4	$1,496.2	$1,487.3	$1,469.3	$5,759.2
Gross margin	471.7	587.3	567.1	544.7	2,170.8
Net income	$58.4	$130.4	$28.3	$75.7	$292.8
Earnings per share:
Basic	$0.21	$0.46	$0.10	$0.26	$1.04
Diluted	$0.19	$0.41	$0.09	$0.25	$0.96
2009
Net sales	$1,203.9	$1,504.3	$1,449.0	$1,420.4	$5,577.6
Gross margin	422.8	558.3	542.6	525.8	2,049.5
Net income	$33.7	$105.7	$85.5	$60.6	$285.5
Earnings per share:
Basic	$0.12	$0.38	$0.30	$0.22	$1.02
Diluted	$0.12	$0.37	$0.28	$0.20	$0.97

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

Business Strategy

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. The Company’s strategy is to leverage the portfolio for faster growth, build Brands That Matter™ to drive demand, and fuel growth through margin expansion and scale synergies.

•

Leveraging the portfolio includes accelerating global expansion, targeting investment in higher growth businesses and categories, and acquiring businesses that facilitate geographic and category expansion, thus enhancing the potential for growth and improved profitability.

•

Building Brands™ That Matter to drive demand involves continued focus on consumer-driven innovation, developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand-building activities, including investments in research and development to better understand target consumers and their needs.

•

Fueling growth through margin expansion and scale synergies entails continued focus on achieving best cost and improving productivity through the adoption of best-in-class practices, including leveraging scale, optimizing the supply chain to improve capacity utilization and to deliver productivity savings, reducing costs in nonmarket-facing activities, designing products to optimize input costs and utilizing strategic sourcing partners when it is cost effective. Achieving best cost allows the Company to improve its competitive position, generate funds for increased investment in strategic brand-building initiatives and preserve cash and liquidity.

The Company’s core organizing concept is the global business unit (“GBU”). The Company is organized into 13 GBUs, and each GBU supports one or more of the Company’s key brands worldwide, with a focus on developing and marketing differentiated products designed to meet consumers’ needs. The GBU structure positions the business units to leverage research and development, branding, marketing and innovation on a global basis and facilitates the Company’s objective of optimizing working capital and shared resources. The Company’s 13 GBUs are aggregated into three operating segments, which are as follows:

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer Baby & Parenting	Rubbermaid® Graco®, Aprica®	Indoor/outdoor organization, food storage, and home storage products Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyle Beauty & Style	Calphalon® Goody®	Gourmet cookware, bakeware, cutlery and small kitchen electrics Hair care accessories

Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Mimio®	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing Fine Writing & Luxury Accessories	Paper Mate® Parker®, Waterman®	Writing instruments, including pens and pencils Fine writing instruments and leather goods

Segment	GBU	Key Brands	Description of Primary Products
Tools, Hardware & Commercial Products	Industrial Products & Services Rubbermaid Commercial Products	Lenox® Rubbermaid® Commercial Products, Technical Concepts™

Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems

Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall mounted work stations

	Construction Tools & Accessories Hardware	Irwin® Shur-line®, Bulldog®, BernzOmatic®	Hand tools and power tool accessories Manual paint applicators, window hardware, convenience hardware and propane torches

Market and Performance Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results in 2010 improved compared to 2009 due to an increase in net sales and the expansion of gross margins, despite continuing challenging macroeconomic conditions.

The Company’s results for 2010 were impacted by the following factors:

•

Improvement in economic conditions and increased product penetration internationally, particularly in emerging markets, which contributed to a year-over-year net sales increase of 7.9% in the Company’s international businesses, excluding the impact of currency.

•	Productivity gains and favorable product mix, which more than offset the adverse impact of input cost inflation, resulting in a 100-basis-point expansion in gross margins.

•

Ongoing improvements in the cost structure of the business, including the completion of Projection Acceleration, the Company’s multi-year restructuring plan designed to achieve best total cost, and reductions in structural selling, general and administrative (“SG&A”) costs resulting from streamlining SG&A activities.

•

Selective spend for strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During 2010, the Company’s selective spend for strategic brand building and consumer demand creation activities included spend for the following:

•	Rubbermaid Reveal™ Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•	Goody’s Simple Styles™ collection of hair accessories that make it easy to achieve salon-quality hair styles with only a few simple steps;

•	MimioClassroom™ system, an integrated suite of interactive teaching tools and services for educators;

•	Sharpie® Liquid Pencil with cutting-edge liquid graphite technology that writes smooth like a pen but erases like a pencil;

•	Expo Washable™ markers formulated to easily wash off of skin and most washable fabrics;

•	Advertising for Paper Mate® EarthWrite®, Design® Metallic and Gel pen lines;

•	Dedicated Parker “Shop-in-Shops” in key retail locations, primarily located in China, to enhance in-store merchandising;

•	Rubbermaid Commercial Products’ new line of ergonomically designed material handling carts and trucks, which includes a broad range of solutions that provide enhanced maneuverability and durability;

•	Irwin® Vise-Grip® Curved Jaw Locking Pliers feature a unique self-energizing lower jaw that delivers three times more gripping power than traditional locking pliers; and

•	Lenox’s® Q88™ bimetal bandsaw blade with a design that maximizes blade life while delivering superior cutting performance.

•

Implemented a Capital Structure Optimization Plan to simplify the Company’s capital structure, lower interest costs and substantially reduce potential future earnings dilution from the convertible notes resulting in a pretax debt extinguishment charge of $218.6 million during 2010.

•

Began implementation of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business. Projects initiated to date include an evaluation of the pricing architecture and gross-to-net sales optimization and centralization of the leadership of the Company’s European operations.

•	Settled a multi-year tax return examination resulting in a tax benefit of $63.6 million.

Key Initiatives

European Transformation Plan

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning system in Europe, all with the aim of increasing operating margin in the European region to at least ten percent.

The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million, to be substantially incurred by the end of 2011. The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses to implement the European Transformation Plan, of which $15 million has been incurred through December 31, 2010. The Company expects to realize annualized after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan.

As part of its European Transformation Plan, the Company expects to start relocating key personnel to Geneva, Switzerland, early in 2011, with all affected employees operational at the new site by the end of 2011. In addition, the Company has undertaken various projects to maximize gross margins and centralize operations in the region.

Project Acceleration

The Company completed the implementation of its Project Acceleration restructuring initiative in 2010. Project Acceleration was designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes, and reorganize the overall business structure to align with the Company’s core organizing concept, the GBU, to achieve best total cost. Through the Project Acceleration restructuring program and other initiatives, the Company improved capacity utilization rates to deliver productivity savings and increased the use of strategic sourcing partners. In 2010, the Company began implementing a number of restructuring programs as part of Project Acceleration to reduce and realign its manufacturing footprint, including two programs in its Home & Family segment in North America, one program in its Home & Family segment internationally, and one program in its Office Products segment internationally. Since the inception of Project Acceleration, the Company has reduced its manufacturing footprint by more than 60%, including the closure or disposition of 27 manufacturing facilities and the transfer of 19 manufacturing facilities to purchasers in connection with divestitures of businesses.

As part of Project Acceleration, the Company also evaluated its supply chain to identify opportunities to realize efficiencies in purchasing, distribution and transportation. In 2010, the Company began implementing projects to reduce and realign its distribution footprint, including one multi-segment project in North America, one multi-segment project internationally, and one project in the Tools, Hardware & Commercial Products segment’s international operations.

Project Acceleration also included initiatives to exit and rationalize certain product categories to create a more focused and more profitable platform for growth by eliminating selected low-margin, commodity-like, mostly resin-intensive product categories and reduce the Company’s exposure to volatile commodity markets, particularly resin. The product line exits and rationalizations were substantially completed in 2009 and primarily impacted products in the Company’s Rubbermaid Consumer and Markers, Highlighters, Art & Office Organization GBUs. Because these product line exits and rationalizations took place throughout 2009, the carryover impact of the product line exits and rationalizations resulted in a 1.4% decline in net sales in 2010 compared to 2009.

Restructuring costs incurred over the life of the initiative totaled $498 million, including $241 million of employee-related costs, $178 million in non-cash asset-related costs, and $79 million in other associated restructuring costs. Approximately 64% of the total Project

Acceleration restructuring costs were cash charges. Cumulative annualized savings realized from the implementation of Project Acceleration are expected to exceed $220 million by the end of 2011, after the savings for the projects implemented in 2010 are fully realized.

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

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through December 31, 2010, the North American operations of 12 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts, including the North American operations of the Rubbermaid Consumer and Rubbermaid Commercial Products GBUs in April 2010. Additional SAP go-lives for certain of the Company’s North American operations are scheduled for 2011, and the Company’s European operations are expected to go-live on SAP in the first half of 2012.

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

	2010		2009		2008

Net sales	$5,759.2	100.0%	$5,577.6	100.0%	$6,470.6	100.0%
Cost of products sold	3,588.4	62.3	3,528.1	63.3	4,347.4	67.2

Gross margin	2,170.8	37.7	2,049.5	36.7	2,123.2	32.8
Selling, general and administrative expenses	1,463.4	25.4	1,374.6	24.6	1,502.7	23.2
Impairment charges	—	—	—	—	299.4	4.6
Restructuring costs	77.5	1.3	100.0	1.8	120.3	1.9

Operating income	629.9	10.9	574.9	10.3	200.8	3.1
Nonoperating expenses:
Interest expense, net	118.4	2.1	140.0	2.5	137.9	2.1
Losses related to extinguishments of debt	218.6	3.8	4.7	0.1	52.2	0.8
Other (income) expense, net	(7.4)	(0.1)	2.0	—	6.9	0.1

Net nonoperating expenses	329.6	5.7	146.7	2.6	197.0	3.0

Income before income taxes	300.3	5.2	428.2	7.7	3.8	0.1
Income taxes	7.5	0.1	142.7	2.6	53.6	0.8

Income (loss) from continuing operations	292.8	5.1	285.5	5.1	(49.8)	(0.8)
Loss from discontinued operations, net of tax	—	—	—	—	(0.5)	—

Net income (loss)	292.8	5.1	285.5	5.1	(50.3)	(0.8)
Net income noncontrolling interests	—	—	—	—	2.0	—

Net income (loss) controlling interests	$292.8	5.1%	$285.5	5.1%	$(52.3)	(0.8)%

Results of Operations — 2010 vs. 2009

Net sales for 2010 were $5,759.2 million, representing an increase of $181.6 million, or 3.3%, from $5,577.6 million for 2009. The following table sets forth an analysis of changes in consolidated net sales for 2010 as compared to 2009 (in millions, except percentages):

Core sales	$261.1	4.7%
Foreign currency	2.2	—
Product line exits and rationalizations	(81.7)	(1.4)

Total change in net sales	$181.6	3.3%

Core sales increased 4.7% compared to the prior year resulting from higher volumes primarily due to increases in demand, particularly internationally, and restocking by customers in anticipation of future increases in consumer demand, particularly in the geographic regions and channels where inventories were reduced in late 2008 and early 2009. The higher volumes were also attributable to new products launched during 2010, distribution gains and geographic expansion. Core sales at the Company’s North American and international businesses increased approximately 3.6% and 7.9%, respectively, versus the prior year. Last year’s product line exits reduced year-over-year sales by 1.4% while foreign currency had a negligible impact.

Gross margin, as a percentage of net sales, for 2010 was 37.7%, or $2,170.8 million, versus 36.7% of net sales, or $2,049.5 million, for 2009. The primary drivers of the 100 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and improved product mix, partially offset by input cost inflation.

SG&A expenses for 2010 were 25.4% of net sales, or $1,463.4 million, versus 24.6% of net sales, or $1,374.6 million for 2009, with currency having a negligible impact on the year-over-year increase. Approximately 30 basis points of the 80 basis point increase in SG&A expenses as a percentage of sales is attributable to restructuring related charges incurred in connection with the European Transformation Plan in 2010. The remaining increase was mainly due to the Company’s increased spend for brand building and other strategic SG&A activities, such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.

The Company recorded restructuring costs of $77.5 million and $100.0 million for 2010 and 2009, respectively. The decrease in restructuring costs is largely attributable to lower costs associated with reducing the Company’s manufacturing and distribution footprint, as the Company completed Project Acceleration in 2010. In addition, the Company incurred lower restructuring costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The restructuring costs for 2010 included $6.0 million of facility and other exit costs, $53.6 million of employee severance, termination benefits and employee relocation costs, and $17.9 million of exited contractual commitments and other restructuring costs. The restructuring costs for 2009 included $32.4 million of facility and other exit and impairment costs, $48.8 million of employee severance, termination benefits and employee relocation costs, and $18.8 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.

Operating income for 2010 was 10.9% of net sales, or $629.9 million, versus 10.3% of net sales, or $574.9 million for 2009. The 60 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs and better leverage of structural SG&A as a result of increased sales, partially offset by increased spend for brand building and other strategic SG&A activities and input cost inflation.

Net nonoperating expenses for 2010 increased $182.9 million to $329.6 million compared to $146.7 million for 2009. During 2010, the Company executed a series of transactions under its Capital Structure Optimization Plan under which losses related to extinguishments of debt of $218.6 million were recognized. See Footnote 9 of the Notes to Consolidated Financial Statements for further information. The increase in net nonoperating expenses attributable to the losses associated with the Capital Structure Optimization Plan was partially offset by a $21.6 million decline in interest expense due to lower outstanding debt levels and lower interest rates. In addition, the Company recognized a foreign exchange gain of $5.6 million during 2010 associated with the Company’s transition to the SITME rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte. See Footnote 1 of the Notes to Consolidated Financial Statements for further information.

The Company recognized income tax expense of $7.5 million in 2010 compared to $142.7 million in 2009, representing effective rates of 2.5% and 33.3%, respectively. In 2010, the Company entered into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at the IRS Appeals Office, which resulted in a significant reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million including penalties and interest. In addition, the Company’s pretax income was $127.9 million lower in 2010 primarily due to charges associated with the Capital Structure Optimization Plan, and the charges were deductible at a higher rate than the Company’s overall tax rate. As a result of the charges associated with the Capital Structure Optimization Plan, the Company recognized lower income tax expense and a lower effective tax rate in 2010 compared to 2009. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Results of Operations — 2009 vs. 2008

Net sales for 2009 were $5,577.6 million, representing a decrease of $893.0 million, or 13.8%, from $6,470.6 million for 2008. The following table sets forth an analysis of changes in consolidated net sales for 2009 as compared to 2008 (in millions, except percentages):

Core sales	$(474.0)	(7.3)%
Foreign currency	(136.7)	(2.1)
Product line exits and rationalizations	(334.3)	(5.2)
Acquisitions	52.0	0.8

Total change in net sales	$(893.0)	(13.8)%

Core sales declined 7.3% compared to the prior year resulting from lower consumer foot traffic and lower product demand as well as inventory destocking at the retail level and in the commercial and industrial channels. Geographically, core sales of the Company’s North American and international businesses declined approximately 6% and 11%, respectively, versus the prior year. Planned product line exits and foreign currency contributed an additional 5.2% and 2.1% to the year-over-year sales decline, respectively. The Technical Concepts and Aprica acquisitions increased sales 0.8% over the prior year.

Gross margin, as a percentage of net sales, for 2009 was 36.7%, or $2,049.5 million, versus 32.8% of net sales, or $2,123.2 million, for 2008. The primary drivers of the 390 basis point gross margin expansion included benefits realized from product line exits and rationalizations, moderating input costs compared to 2008 and pricing actions initiated late in 2008 and early 2009. These improvements more than offset the adverse impacts of reduced production volumes in the Company’s manufacturing facilities and unfavorable product and customer mix.

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

The Company recorded restructuring costs of $100.0 million and $120.3 million for 2009 and 2008, respectively. The Company’s restructuring costs in 2009 related primarily to optimizing the cost structure of the business and secondarily to reducing the Company’s manufacturing footprint, whereas the restructuring costs in 2008 primarily related to product line exits and rationalizations and reducing the Company’s manufacturing footprint. The restructuring costs for 2009 included $32.4 million of facility and other exit and impairment costs, $48.8 million of employee severance, termination benefits and employee relocation costs, and $18.8 million of exited contractual commitments and other restructuring costs. The restructuring costs for 2008 included $46.1 million of facility and other exit and impairment costs, $57.5 million of employee severance, termination benefits and employee relocation costs, and $16.7 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.

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

Operating income for 2009 was 10.3% of net sales, or $574.9 million, versus 3.1% of net sales, or $200.8 million for 2008. The 720 basis point improvement primarily relates to the goodwill impairment charges recorded in 2008, with no similar impairment charges in 2009. The improvement also reflects the favorable impacts of product line exits and rationalizations and moderating input costs in 2009, partially offset by an increase in SG&A costs as a percentage of sales.

Net nonoperating expenses for 2009 decreased $50.3 million to $146.7 million compared to $197.0 million for 2008. The decrease was primarily attributable to a $52.2 million loss on extinguishment of debt relating to the Company’s redemption of its $250.0 million of medium-term Reset notes in July 2008. Interest expense, net, for 2009 was $140.0 million compared to $137.9 million for 2008. The $2.1 million increase in interest expense reflects higher average debt outstanding year-over-year.

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

Business Segment Operating Results

2010 vs. 2009 Business Segment Operating Results

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$2,378.4	$2,377.2	0.1%
Office Products	1,708.9	1,674.7	2.0
Tools, Hardware & Commercial Products	1,671.9	1,525.7	9.6

Total Net Sales	$5,759.2	$5,577.6	3.3%

The following table sets forth an analysis of changes in net sales in each segment for 2010 as compared to 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	0.5%	7.4%	8.2%
Foreign currency	0.9	(2.4)	1.4
Product line exits and rationalizations	(1.3)	(3.0)	—

Total change in net sales	0.1%	2.0%	9.6%

Operating income (loss) by segment was as follows for the year ended December 31, (in millions, except percentages):

	2010	2009	% Change

Home & Family	$281.8	$274.7	2.6%
Office Products	269.4	235.2	14.5
Tools, Hardware & Commercial Products	253.1	245.6	3.1
Corporate	(96.9)	(80.6)	(20.2)
Restructuring costs	(77.5)	(100.0)	22.5

Total Operating Income	$629.9	$574.9	9.6%

Home & Family

Net sales for 2010 were $2,378.4 million, an increase of $1.2 million from $2,377.2 million for 2009. Core sales increased 0.5% as core sales growth in the Beauty & Style and Culinary Lifestyle GBUs was partially offset by declines in the Baby & Parenting and Rubbermaid Consumer GBUs. The increase in core sales was largely attributable to consumer-relevant innovation and increased advertising and promotion resulting in shelf space gains and incremental distribution. The impact of product line exits and rationalizations reduced sales by 1.3% while foreign currency had a favorable impact of 0.9%.

Operating income for 2010 was $281.8 million, or 11.8% of net sales, an increase of $7.1 million, or 2.6%, from $274.7 million, or 11.6% of net sales, for 2009. The slight increase in operating margin is attributable to productivity gains and reduced structural SG&A partially offset by input cost inflation and increased spend on brand building and other strategic initiatives.

Office Products

Net sales for 2010 were $1,708.9 million, an increase of $34.2 million, or 2.0%, from $1,674.7 million for 2009. Core sales increased 7.4%, which was primarily attributable to core sales growth across the entire segment with the Technology and Markers, Highlighters, Art & Office Organization GBUs generating double-digit and high single-digit core sales growth, respectively. Product line exits and rationalizations and foreign currency reduced net sales 3.0% and 2.4%, respectively.

Operating income for 2010 was $269.4 million, or 15.8% of net sales, an increase of $34.2 million, or 14.5%, from $235.2 million, or 14.0% of net sales for 2009. The 180 basis point improvement in operating margin is attributable to productivity gains, improved product mix partially offset by the impacts of input cost inflation and a 100 basis point increase in constant currency SG&A costs as a percentage of net sales due to increased spend for strategic brand, volume building and other strategic SG&A activities.

Tools, Hardware & Commercial Products

Net sales for 2010 were $1,671.9 million, an increase of $146.2 million, or 9.6%, from $1,525.7 million for 2009. Core sales increases accounted for 8.2% of the year-over-year increase, as geographic expansion and international core sales growth were significant contributors to the core sales increase. From a GBU perspective, the Industrial Products & Services and Construction Tools & Accessories GBUs generated mid to high single-digit core sales growth. Favorable foreign currency accounted for 1.4% of the net sales increase.

Operating income for 2010 was $253.1 million, or 15.1% of net sales, an increase of $7.5 million, or 3.1%, from $245.6 million, or 16.1% of net sales, for 2009. The 100 basis point decline in operating margin is primarily attributable to input cost inflation combined with a 50 basis point increase in constant currency SG&A costs as a percentage of sales, as the segment’s businesses continue to increase spend for brand building and other strategic SG&A activities.

2009 vs. 2008 Business Segment Operating Results

Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$2,377.2	$2,654.8	(10.5)%
Office Products	1,674.7	1,990.8	(15.9)
Tools, Hardware & Commercial Products	1,525.7	1,825.0	(16.4)

Total Net Sales	$5,577.6	$6,470.6	(13.8)%

The following table sets forth an analysis of changes in net sales in each segment for 2009 as compared to 2008:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(2.1)%	(6.5)%	(15.8)%
Foreign currency	(1.3)	(3.4)	(2.0)
Product line exits and rationalizations	(8.1)	(6.0)	—
Acquisitions	1.0	—	1.4

Total change in net sales	(10.5)%	(15.9)%	(16.4)%

Operating income (loss) by segment was as follows for the year ended December 31, (in millions, except percentages):

	2009	2008	% Change

Home & Family	$274.7	$218.3	25.8%
Office Products	235.2	212.4	10.7
Tools, Hardware & Commercial Products	245.6	271.7	(9.6)
Corporate	(80.6)	(81.9)	1.6
Impairment charges	—	(299.4)	NMF
Restructuring costs	(100.0)	(120.3)	16.9%

Total Operating Income	$574.9	$200.8	NMF

NMF-Not meaningful

Home & Family

Net sales for 2009 were $2,377.2 million, a decrease of $277.6 million, or 10.5%, from $2,654.8 million for 2008. Core sales declined 2.1% as low-single-digit core sales growth in the Culinary Lifestyle GBU was offset by a high-single-digit decline in the Décor GBU, which continued to be impacted by softness in residential construction, as well as a mid-single-digit decline in the Baby & Parenting GBU, which was adversely impacted by softness in the baby category worldwide. Net sales declined 8.1% due to product line exits and rationalizations in the Rubbermaid Consumer GBU and 1.3% due to unfavorable foreign currency impacts. The Aprica acquisition increased sales 1.0% compared to the prior year.

Operating income for 2009 was $274.7 million, or 11.6% of net sales, an increase of $56.4 million, or 25.8%, from $218.3 million, or 8.2% of net sales, for 2008. The 340 basis point improvement in operating margin was primarily due to moderating input costs, product line exits and rationalizations and productivity improvements. In the aggregate, these improvements contributed 450 basis points to the net expansion in operating margin and were partially offset by unfavorable mix and an increase in SG&A expenses as a percentage of net sales.

Office Products

Net sales for 2009 were $1,674.7 million, a decrease of $316.1 million, or 15.9%, from $1,990.8 million for 2008. Core sales declined 6.5%, which was primarily attributable to weak consumer demand both domestically and internationally and inventory destocking at the retail level. Reduced sales relating to product line exits and rationalizations and unfavorable foreign currency contributed an additional 6.0% and 3.4%, respectively, to the year-over-year decline.

Operating income for 2009 was $235.2 million, or 14.0% of net sales, an increase of $22.8 million, or 10.7%, from $212.4 million, or 10.7% of net sales for 2008. The 330 basis point improvement in operating margin was primarily attributable to product line exits and rationalizations. In constant currency, SG&A expenses as a percentage of net sales in 2009 were comparable to 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased (decreased) as follows for the year ended December 31, (in millions):

	2010	2009	2008

Cash provided by operating activities	$582.6	$602.8	$454.9
Cash used in investing activities	(153.4)	(149.4)	(804.1)
Cash (used in) provided by financing activities	(571.9)	(427.0)	306.0
Exchange rate effect on cash and cash equivalents	4.0	(23.5)	(10.6)

(Decrease) increase in cash and cash equivalents	$(138.7)	$2.9	$(53.8)

In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheets.

Sources

Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, issuance of debt and use of available borrowing facilities.

Cash provided by operating activities for 2010 was $582.6 million compared to $602.8 million for 2009. This reduction is primarily attributable to changes in working capital, specifically accounts receivable, inventory and accounts payable, as net changes in working capital generated cash of $237.5 million in 2009, as the Company implemented initiatives to significantly reduce inventory in 2009 due to the global economic downturn. The cash provided by net reductions in working capital in 2009 compared to a use of cash for working capital of $79.0 million in 2010. The year-over-year decline in cash provided by working capital of $316.5 million was offset by the following items:

•	a $55.0 million increase in operating income;

•	an $11.2 million decline in cash paid for interest;

•	a $31.7 million decline in cash paid for income taxes;

•	a $25.0 million decline in voluntary contributions to the Company’s primary U.S. defined benefit pension plan, from $75.0 million in 2009 to $50.0 million in 2010; and

•

$126.6 million of cash used in 2009 to settle foreign exchange contracts on intercompany financing arrangements, which is included in accrued liabilities and other in 2009, with similar settlements not occurring in 2010.

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

In August 2010, the Company announced a Capital Structure Optimization Plan (the “Plan”), which was substantially complete as of December 31, 2010 pending the settlement of the Company’s accelerated stock buyback expected in March 2011. The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the new notes, cash on hand, and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program and completed a cash tender offer for its outstanding $300.0 million principal amount of 10.60% notes due 2019, which resulted in the repurchase of $279.3 million principal amount of the notes. The Company received $544.9 million of net proceeds from the issuance of the new 4.70% notes due 2020. The aggregate $547.3 million of net proceeds from borrowings during 2010 compares with $634.8 million of net proceeds during 2009, which primarily relate to proceeds from the offering and sale of $300.0 million of 10.60% notes due 2019 and $345.0 million convertible senior notes in March 2009. In connection with the Plan, the Company received $71.1 million of net proceeds associated with the settlement of convertible note hedge and warrant transactions during 2010. Net proceeds from short-term borrowings during 2010 included $100.0 million of borrowings under the Company’s receivables facility and $34.0 million of commercial paper, which compares to $70.0 million of borrowings under the receivables and $125.0 million of borrowings under the syndicated revolving credit facility (the “Revolver”) in 2009.

The Company received proceeds of $634.8 million and $1,318.0 million from the issuance of debt in 2009 and 2008, respectively. In March 2009, the Company completed the offering and sale of $300.0 million of 10.60% notes due 2019 and $345.0 million convertible senior notes. The $624.3 million of net proceeds from these note issuances were used to complete the tender offers to repurchase $325.0 million principal amount of medium-term notes and purchase convertible note hedge transactions and for general corporate purposes. Also related to the issuance of the convertible senior notes, the Company entered into warrant transactions in which the Company sold warrants to third parties for approximately $32.7 million. During 2009, the Company borrowed and repaid $70.0 million under a 364-day receivables facility that was completed in September 2009 and borrowed and repaid $125.0 million under its Revolver. Proceeds from the issuance of debt in 2008 include $400.0 million of borrowings pursuant to an unsecured three-year term loan (the “Term Loan”) and $750.0 million from the offering and sale of senior unsecured notes, consisting of $500.0 million in 5.50% senior unsecured notes due April 2013 and $250.0 million in 6.25% senior unsecured notes due April 2018. Net proceeds from the Term Loan were used to repay outstanding commercial paper and for general corporate purposes, and net proceeds from the note offering were used to fund acquisitions, repay debt, and for general corporate purposes.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

The Company made aggregate payments on short- and long-term debt of $710.8 million during 2010. In August 2010, the Company completed a cash tender offer for $279.3 million of the $300.0 million principal amount of 10.60% notes due 2019 and paid cash of $402.2 million upon settlement. The Company also completed an exchange offer for $324.7 million of the $345.0 million principal amount of 5.5% convertible notes due 2014 (the “Convertible Notes”) (the “Exchange Offer”) and issued 37.7 million shares of common stock and paid cash consideration of $52.0 million to holders accepting the Exchange Offer. The Company paid $1.0 million in fees and expenses associated with the Exchange Offer. The Company made payments on medium-term notes and other debt of $108.6 million and made payments of $200.0 million on its term loan during 2010.

The Company made aggregate payments on short- and long-term debt of $1,113.0 million during 2009. The $1,113.0 million of repayments in 2009 includes $329.7 million used to complete tender offers to repurchase $180.1 million principal amount of the $250.0 million medium-term notes due December 2009 and $144.9 million principal amount of the $250.0 million medium-term notes due May 2010 (the “Tender Offers”), the $448.0 million repayment of the floating-rate note issued under the Company’s 2001 receivables facility, the repayment of $125.0 million of borrowings under the Revolver, a $50.0 million principal payment on the Term Loan, and the repayment of the remaining $69.9 million principal amount outstanding of the $250.0 million medium-term notes due December 2009. Also, as part of the convertible note hedge transactions entered into in March 2009, the Company purchased call options from third parties for $69.0 million. See Footnote 10 of the Notes to Consolidated Financial Statements for additional information on the call option transaction.

The Company made aggregate payments on short- and long-term debt of $772.5 million during 2008. In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028 for $302.2 million, which includes the Company’s purchase of the remarketing option embedded in the Reset notes from a third party for $52.2 million. In July 2008, the Company also repaid $65.0 million of its $75.0 million outstanding 6.11% medium-term notes due July 2028 in accordance with the terms of the notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes, the purchase of the remarketing option, and the repayment of the $65.0 million of 6.11% medium-term notes due July 2028. The remaining payments made on debt during 2008 mainly represent the payoff of commercial paper.

The Company did not invest in significant acquisitions in 2010 and 2009. Cash used for acquisitions was $655.7 million in 2008, which relates primarily to the acquisitions of Technical Concepts and Aprica. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Aggregate dividends paid were $55.4 million, $71.4 million and $234.5 million in 2010, 2009 and 2008, respectively.

Capital expenditures were $164.7 million, $153.3 million and $157.8 million in 2010, 2009 and 2008, respectively. The largest single capital project in all periods was the implementation of SAP, which represented $45.3 million, $47.2 million and $38.1 million of capital expenditures for 2010, 2009 and 2008, respectively.

The Company purchased noncontrolling interests in consolidated subsidiaries for $29.2 million during 2009.

Cash used for restructuring activities is included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows. Cash used for restructuring activities was $72.8 million, $84.0 million and $60.9 million in 2010, 2009 and 2008, respectively, which primarily relates to employee termination benefits and relocation costs.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization.

•

Cash and cash equivalents at December 31, 2010 were $139.6 million, and the Company had $631.0 million and $100.0 million of borrowing capacity under its Revolver and new receivables facility, respectively.

•

Working capital at December 31, 2010 was $466.1 million compared to $422.6 million at December 31, 2009, and the current ratio at December 31, 2010 was 1.28:1 compared to 1.24:1 at December 31, 2009. The increase in working capital is primarily due to increases in accounts receivable due to higher sales volumes and lower current portion of long-term debt due to the completion of the Capital Structure Optimization Plan.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.54:1 at December 31, 2010 and 0.56:1 at December 31, 2009.

Over the long-term, the Company plans to continue to improve its current ratio and total debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to repay outstanding debt. The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Borrowing Arrangements

The Company’s Revolver expires in November 2012. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings and access to the credit markets may limit the Company’s ability to use the full $665.0 million of borrowing capacity under the Revolver to issue commercial paper. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of December 31, 2010, there were no borrowings or standby letters of credit outstanding under the Revolver, and $631.0 million of borrowing capacity was available under the Revolver.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million and matures in September 2011. As of December 31, 2010, aggregate borrowings of $100.0 million were outstanding under the facility at a weighted-average interest rate of 1.26%, and the remaining $100.0 million was available for borrowing.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the years ended December 31, (in millions):

	2010		2009

Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average

Revolver	$—	$—	$125.0	$6.2
Commercial paper	206.0	24.9	—	—
Receivables financing facility	140.0	35.9	70.0	3.1

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $550.0 million. As of December 31, 2010, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and the receivables facility and utilize the $731.0 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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

As of December 31, 2010, the current portion of long-term debt and short-term debt totaled $305.0 million, including the $150.0 million remaining principal amount of the Term Loan due in September 2011, $100.0 million of borrowings under the receivables facility, $34.0 million of commercial paper and $17.5 million of Convertible Notes that remained outstanding as of December 31, 2010. The Company plans to refinance or repay these amounts as they come due using cash flows from operations.

On August 2, 2010 the Company announced a Capital Structure Optimization Plan (the “Plan”), which was substantially complete as of December 31, 2010 pending the settlement of the Company’s accelerated stock buyback expected in March 2011. The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the notes, cash on hand and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program; complete a cash tender offer for $279.3 million of the $300.0 million principal amount of outstanding 10.60% notes due 2019; and complete the exchange of 37.7 million shares of common stock and $52.0 million of cash for $324.7 million of the $345.0 million principal amount of outstanding Convertible Notes. The Company also settled, for $71.1 million cash, the convertible note hedge and warrant transactions, which were entered into concurrent with the issuance of the Convertible Notes.

By executing the series of transactions under the Plan, the Company effectively refinanced approximately $550.0 million in long-term debt at lower interest rates, which is expected to generate nearly $35.0 million of annual interest savings based on effective interest rates on the extinguished Convertible Notes and certain medium-term notes of approximately 11.0%, compared to the interest rate on the new debt of 4.7%. As of December 31, 2010, the Company had increased its outstanding common stock by 11.9 million shares, net, and expects the final net increase to be between 9.0 and 10.0 million shares (the final number of shares is subject to change based upon the final settlement of the accelerated stock buyback program, which is scheduled for March 2011). Lastly, the Company substantially eliminated the potential for future share count dilution resulting from the Convertible Notes and related hedge transactions.

Total debt was $2.4 billion and $2.5 billion as of December 31, 2010 and 2009, respectively. Total debt decreased $139.9 million, primarily due to repayments of $305.1 million for the Company’s term loan and certain medium-term notes partially offset by aggregate borrowings of $134.0 million under the Revolver and the receivables financing facility as of December 31, 2010, compared to December 31, 2009 when no amounts were outstanding under either arrangement. The December 31, 2010 debt balance was also affected by the mark-to-market adjustments necessary to record the fair value of interest rate hedges of fixed-rate debt, in accordance with relevant authoritative guidance. The mark-to-market adjustments increased the carrying value of debt by $23.9 million at December 31, 2010 compared to December 31, 2009.

The following table presents the average outstanding debt and weighted-average interest rates for the year ended December 31, (dollars in millions):

	2010	2009

Average outstanding debt	$2,461.0	$2,843.7
Average interest rate	4.8%	4.9%

Reset Notes

In July 1998, the Company issued $250.0 million of medium-term notes, maturing in July 2028 with interest payable semiannually (the “Reset notes”). The Reset notes contained a coupon rate reset feature occurring at two ten-year intervals, July 2008 and July 2018. The Reset notes contained a coupon rate of 6.35% through the first interest reset date of July 2008. In addition, the Reset notes contained an embedded remarketing option pursuant to which a third party could call the Reset notes at par at the end of each ten-year remarketing interval, and the third party or another securities dealer could remarket the Reset notes at a reset coupon rate, which would result in the third party realizing proceeds for the remarketed notes in an amount approximately equal to the discounted present value of a $250.0 million ten-year note with a coupon of 5.485%, discounted at the ten-year Treasury note yield to maturity prevailing at the time of remarketing. In the event the remarketing option at the end of each remarketing interval was not exercised, the Reset note holders were required to put the Reset notes back to the Company at a price of par.

The embedded remarketing option was accounted for separately, as it was deemed a purchase by the Company of a transferable, free-standing call option from the Reset note investors and the Company’s concurrent transfer of the free-standing call option to the third party. As a result, the remarketing option, which provided for the call and remarketing of the Reset notes, was in effect a contract between the third party and the Reset note holders that allowed the third party to call the Reset notes from the holders at par at the end of each ten-year remarketing interval and remarket the Reset notes. The fair value of the remarketing option purchased by the Company from the Reset note investors at the date of issuance was determined based on the amount the third party paid the Company for the remarketing option. In summary, at issuance the Company was cash neutral with respect to the remarketing option but implicitly issued the Reset notes at a premium because the investors purchased the Reset notes from the Company simultaneous with the Company purchasing the remarketing option from the investors (which the Company concurrently monetized by selling it to a third party). As a result, the Reset notes carried a premium at issuance, and the Company recognized no gain or loss upon issuance of the Reset notes.

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

The Company did not have any Reset notes outstanding as of December 31, 2010 and 2009.

Pension Obligations

The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets. In 2009 and 2010, the Company made voluntary cash contributions of $75.0 million and $50.0 million, respectively, to its primary U.S. defined benefit pension plan in order to improve the overall funded status of the plan. The Company expects to contribute approximately $50.0 million to its worldwide pension and other postretirement plans in 2011 based on minimum contribution requirements.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or to the extent the pension liabilities increase due to declines in interest rates or otherwise, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate.

Dividends

The Company paid a quarterly cash dividend of $0.05 per share for the year ended December 31, 2010.

The payment of dividends to holders of the Company’s common stock remains at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the board of directors deems relevant.

Credit Ratings

The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Positive
Fitch Ratings	BBB	F-2	Stable

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

Outlook

For the year ending December 31, 2011, the Company expects to generate cash flows from operations of more than $550 million after restructuring and restructuring-related cash payments of $90 to $100 million. The Company plans to fund capital expenditures of $180 to $200 million, which include expenditures associated with the implementation of SAP in Europe.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets and availability under the Revolver and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity and cash flows from future operations to repay debt maturities as they come due, including $150.0 million principal payment due under the Term Loan in September 2011 and short-term debt of $135.0 million, which includes borrowings under the receivables facility and commercial paper.

Resolution of Income Tax Contingencies

In 2010, 2009 and 2008, the Company recorded $79.3 million, $3.1 million and $29.9 million, respectively, in net income tax benefits as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations on certain tax matters. These benefits are reflected in the Company’s 2010, 2009 and 2008 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different than that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2010 and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2010. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Debt (1)	$2,368.9	$305.0	$778.0	—	$1,285.9
Interest on debt (2)	899.7	116.5	186.3	$137.8	459.1
Operating lease obligations (3)	414.6	97.2	140.1	89.4	87.9
Purchase obligations (4)	642.2	511.0	131.2	—	—

Total contractual obligations (5)	$4,325.4	$1,029.7	$1,235.6	$227.2	$1,832.9

(1)

Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2010. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.

(2)

Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2010, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $1.0 billion of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2010. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.

(3)

Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2010. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)

Primarily consists of purchase commitments entered into as of December 31, 2010 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2010 balance sheet as current liabilities, except for current portion of long-term debt and short-term debt.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. As a large taxpayer, the Company is under continual audit by the IRS and other taxing authorities on several open tax positions, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will increase or decrease over time; therefore, the $113.1 million in unrecognized tax benefits, including interest and penalties, at December 31, 2010 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.

Additionally, the Company has obligations with respect to its pension and postretirement medical benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2010, the Company had liabilities related to its unfunded and underfunded pension and postretirement benefit plans of $576.7 million. See Footnote 13 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2010, the Company had $61.6 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2010, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Sales Recognition

Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership transfer, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales-related discounts.

Recovery of Accounts Receivable

The Company evaluates the collectibility of accounts receivable based on a combination of factors. When aware of a specific customer’s inability to meet its financial obligations, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company records a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due and historical collection experience. Accounts are reviewed for potential write-off on a case-by-case basis. Accounts deemed uncollectible are written off, net of expected recoveries. If circumstances related to specific customers change, the Company’s estimates of the recoverability of receivables could be further adjusted.

Inventory Reserves

The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Net provisions for excess and obsolete inventories, including shrink reserves, totaled $18.4 million, $57.0 million and $79.0 million in 2010, 2009 and 2008, respectively, and are included in cost of products sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

The Company had 13 reporting units with total goodwill of $2.7 billion as of July 1, 2010. Five of the Company’s 13 reporting units accounted for approximately 70 percent of the Company’s total goodwill. These five reporting units were as follows: Baby & Parenting; Rubbermaid Commercial Products; Industrial Products & Services; Markers, Highlighters, Art & Office Organization; and Technology.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company’s reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment were necessary during 2010 due to declining macroeconomic conditions, significant reductions in reporting units’ expected sales and profitability, or otherwise.

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

The EBITDA multiple observed in the marketplace for recent transactions ranged from 8 to 10 for the annual impairment test as of July 1, 2010. For the July 1, 2010 impairment test, the Company adjusted the EBITDA multiples from the observed multiples, generally to multiples ranging from 6 to 12 so that the aggregate value of all reporting units relative to the Company’s total market value resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit’s market position, brand awareness, gross and operating margins and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company’s equity market value at July 1, 2010 of approximately $4.1 billion was significantly in excess of its book value of stockholders’ equity of approximately $1.9 billion. For the impairment test as of July 1, 2010, if each reporting unit’s EBITDA multiple were reduced by 0.5 from the 6 to 12 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value two of its reporting units for the annual impairment test as of July 1, 2010, Baby & Parenting and Hardware, because these reporting units are executing significant restructuring projects, the financial results are significantly impacted by economic cycles and/or the reporting unit’s growth rate is lower than planned. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material costs, currency fluctuations and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value reporting units in 2010, the Company generally used average compound long-term sales growth rates ranging from 2% to 3%, average operating margins of approximately 10% and discount rates of 12% to 14%. The Company concluded these two reporting units passed step one of the goodwill impairment test based on the values determined using the discounted cash flow approach.

If the discount rates used to estimate the fair value of the Baby & Parenting and Hardware reporting units increased 100 basis points, the estimated fair values of the reporting units would have declined by $70 million and $18 million, respectively. If the discount rates were increased by 100 basis points, the Hardware reporting unit would still have passed step one of the goodwill impairment test, whereas the Baby & Parenting reporting unit would not have passed step one of the goodwill impairment test.

The Company had one reporting unit, Baby & Parenting, whose estimated fair value at July 1, 2010 exceeded net assets by less than 10% of the reporting unit’s net assets using the adjusted EBITDA multiple or discounted cash flow approach, as applicable. The estimated fair value of Baby & Parenting at July 1, 2010 exceeded net assets by less than 10% of the reporting unit’s net assets using the discounted cash flow approach. The Baby & Parenting reporting unit has goodwill of $425.1 million as of July 1, 2010. If the discount rate used to estimate the fair value of the Baby & Parenting reporting unit was increased by 100 basis points, the estimated fair value of the reporting unit would have been approximately 7% less than the net assets of the reporting unit. Additional valuation procedures would have been required to determine whether Baby & Parenting’s goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge.

The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of Baby & Parenting. The Company continues to monitor whether these initiatives are being executed as planned and improve its financial performance. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with Baby & Parenting in future periods. Baby & Parenting has been adversely affected by the U.S. and Japanese economy and continues to integrate two acquired international businesses. Baby & Parenting has undertaken and is executing restructuring projects to reduce supply chain costs and administrative overhead worldwide and has taken steps to minimize the impact inflation has on its operating results, and to reduce inventories. These efforts are being taken to reduce the working capital investment required in the short-term and improve profitability over the mid- to long-term.

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

The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2010 is not required.

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

Capitalized Software Costs

The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. Capitalized software costs were $216.4 million at December 31, 2010. Capitalized interest costs included in capitalized software were not material as of December 31, 2010.

The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software, which typically ranges from three to 12 years. Capitalized software costs are evaluated annually for indicators of impairment, including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values.

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

Product Liability Reserves

The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $42.3 million as of December 31, 2010. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.

Legal and Environmental Reserves

The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability (“CERCLA”) and other matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2010 ranged between $17.2 million and $29.6 million. As of December 31, 2010, the Company had a reserve of $19.3 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.

Income Taxes

In accordance with relevant authoritative guidance, the Company accounts for deferred income taxes using the asset and liability approach. Under this approach, deferred income taxes are recognized based on the tax effects of temporary differences between the financial statement and tax bases of assets and liabilities, as measured by current enacted tax rates. Valuation allowances are recorded to reduce the deferred tax assets to an amount that will more likely than not be realized. No provision is made for the U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries, as substantially all such earnings are permanently reinvested.

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

In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2010 (in millions):

	U.S.	International

Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$19.4
Accrued current benefit cost	(7.7)	(4.0)
Accrued noncurrent benefit cost	(326.9)	(71.6)

Net liability recognized in the Consolidated Balance Sheet	$(334.6)	$(56.2)

		U.S.

Other postretirement benefit obligations:
Accrued current benefit cost		$(15.1)
Accrued noncurrent benefit cost		(151.4)

Liability recognized in the Consolidated Balance Sheet		$(166.5)

The following table summarizes the net pre-tax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2010	2009	2008

Net pension cost	$21.5	$18.1	$18.3
Net postretirement benefit costs	9.2	8.7	8.8

Total	$30.7	$26.8	$27.1

The Company used weighted-average discount rates of 5.7% and 5.8% to determine the expenses for 2010 for the pension and postretirement plans, respectively. The Company used a weighted-average expected return on assets of 7.4% to determine the expense for the pension plans for 2010. The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2010 Expense

25 basis point decrease in discount rate	+$0.9
25 basis point increase in discount rate	-$0.9
25 basis point decrease in expected return on assets	+$2.8
25 basis point increase in expected return on assets	-$2.8

The total projected benefit obligations of the Company’s pension and postretirement plans as of December 31, 2010 were $1.45 billion and $166.5 million, respectively. The Company used weighted-average discount rates of 5.3% to determine the projected benefit obligations for the pension and postretirement plans as of December 31, 2010. The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and postretirement plans, holding all other assumptions constant (in millions):

December 31, 2010 Impact on PBO

25 basis point decrease in discount rate	+$52.4
25 basis point increase in discount rate	-$49.7

The Company has $425.4 million (after-tax) of net unrecognized pension and other postretirement losses ($662.5 million pre-tax) included as a reduction to stockholders’ equity at December 31, 2010. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates, as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is amortized to expense over the average life of each plan. The net amount amortized to expense totaled $13.1 million (pre-tax) in 2010, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. Changes in actuarial assumptions, actual returns on plan assets and changes in the actuarially determined average life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued new accounting guidance related to the disclosure requirements for fair value measurements and clarified existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, and (b) information about purchases, sales, issuances and settlements to be presented separately, on a gross basis rather than net, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective beginning January 1, 2010, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which are effective for the Company on January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

International Operations

For the years ended December 31, 2010, 2009 and 2008, the Company’s non-U.S. businesses accounted for approximately 31%, 30% and 31% of net sales, respectively (see Footnote 19 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the year ended December 31, (in millions, except percentages):

	2010	2009	2008	2010 vs. 2009 % Change	2009 vs. 2008 % Change

U.S.	$3,949.9	$3,881.4	$4,447.2	1.8%	(12.7)%
Non-U.S	1,809.3	1,696.2	2,023.4	6.7	(16.2)

	$5,759.2	$5,577.6	$6,470.6	3.3%	(13.8)%

The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of December 31, 2010, the Company’s Venezuelan subsidiary had approximately $29.5 million of net monetary assets denominated in Bolivar Fuertes, and as a result, a 5% increase (decrease) in the applicable exchange rate would decrease (increase) the Company’s pretax income by $1.5 million.

In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate from the parallel rate did not have a material impact on the Company’s consolidated net sales or operating income for the year ended December 31, 2010, compared to using the parallel rate for the same period. The transition to the SITME rate did result in a one-time foreign exchange gain of $5.6 million, which is recognized in other income for the year ended December 31, 2010.

Prior to the use of the SITME rate, the Company’s results in Venezuela in 2010 were being reflected in the consolidated financial statements at the parallel exchange rate, and during substantially all of 2009, the Company used the official rate of 2.15 to 1 U.S. Dollar to report the results of its Venezuelan operations. As a result of using the less favorable SITME rate and parallel rate during 2010, consolidated net sales and operating income declined 1% and 3%, respectively, for the year ended December 31, 2010 compared to the year ended December 31, 2009 due solely to the change in exchange rates used to translate the results of the Company’s Venezuelan operations. The change in the rate does not impact reported changes in core sales, which exclude the impact of foreign currency. Since the introduction of SITME in June 2010, the Venezuelan government has held the rate constant at 5.3

Bolivar Fuerte to U.S. Dollar. However, future changes in the rate are possible, and such changes could materially impact the Company’s net income, primarily as a result of foreign exchange gains and losses that would result from the change in the rate.

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

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, operating income or gross margin improvements or declines, Project Acceleration, the European Transformation Plan, the Capital Structure Optimization Plan, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and restructuring-related costs, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Item 1A to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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

Interest Rates

Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 43.7% of the Company’s $2.37 billion of total debt as of December 31, 2010.

Foreign Currency Exchange Rates

The Company is exposed to foreign currency risk in the ordinary course of business since a portion of the Company’s sales, expenses and operating transactions is conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in the functional currency of the entity entering into the transaction, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one-year duration or less. The Company uses foreign exchange forward contracts as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third-party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency.

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

Financial Instruments

In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2010 as follows (in millions):

Prepaid expenses and other	$2.6
Other assets	42.3
Other accrued liabilities	$(2.0)

See Footnote 11 of the Notes to Consolidated Financial Statements for additional information on derivatives.

Value at Risk

The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding equity-method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table sets forth the one day value-at-risk as of and for the year ended December 31, (in millions, except percentages):

Market Risk (1)	2010 Average	December 31, 2010	2009 Average	December 31, 2009	Confidence Level

Interest rates	$9.8	$11.5	$12.2	$9.6	95%
Foreign exchange	$12.2	$11.2	$12.8	$12.3	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

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
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Newell Rubbermaid Inc.

We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of Newell Rubbermaid Inc.

We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010 of Newell Rubbermaid Inc. and subsidiaries and our report dated March 1, 2011 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2011

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except per share data)

Year Ended December 31,	2010	2009	2008

Net sales	$5,759.2	$5,577.6	$6,470.6
Cost of products sold	3,588.4	3,528.1	4,347.4

Gross margin	2,170.8	2,049.5	2,123.2
Selling, general and administrative expenses	1,463.4	1,374.6	1,502.7
Impairment charges	0	0	299.4
Restructuring costs	77.5	100.0	120.3

Operating income	629.9	574.9	200.8
Nonoperating expenses:
Interest expense, net of interest income of $3.5, $6.3 and $8.9 in 2010, 2009 and 2008, respectively	118.4	140.0	137.9
Losses related to extinguishments of debt	218.6	4.7	52.2
Other (income) expense, net	(7.4)	2.0	6.9

Net nonoperating expenses	329.6	146.7	197.0

Income before income taxes	300.3	428.2	3.8
Income taxes	7.5	142.7	53.6

Income (loss) from continuing operations	292.8	285.5	(49.8)
Loss from discontinued operations, net of tax	0	0	(0.5)

Net income (loss)	292.8	285.5	(50.3)
Net income noncontrolling interests	0	0	2.0

Net income (loss) controlling interests	$292.8	$285.5	$(52.3)

Weighted-average shares outstanding:
Basic	282.4	280.8	279.9
Diluted	305.4	294.4	279.9
Earnings per share:
Basic:
Income (loss) from continuing operations	$1.04	$1.02	$(0.18)
Loss from discontinued operations	0	0	0
Net income (loss) controlling interests	$1.04	$1.02	$(0.18)
Diluted:
Income (loss) from continuing operations	$0.96	$0.97	$(0.18)
Loss from discontinued operations	0	0	0
Net income (loss) controlling interests	$0.96	$0.97	$(0.18)
Dividends per share	$0.20	$0.26	$0.84

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except par values)

December 31,	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$139.6	$278.3
Accounts receivable, net of allowances of $43.0 for 2010 and $42.2 for 2009	997.9	894.1
Inventories, net	701.6	688.2
Deferred income taxes	179.2	183.8
Prepaid expenses and other	113.7	137.7

Total Current Assets	2,132.0	2,182.1
Property, plant and equipment, net	529.3	578.1
Goodwill	2,749.5	2,754.3
Other intangible assets, net	648.3	646.2
Other assets	346.2	263.2

Total Assets	$6,405.3	$6,423.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$472.5	$433.6
Accrued compensation	190.2	176.4
Other accrued liabilities	698.2	656.0
Short-term debt	135.0	0.6
Current portion of long-term debt	170.0	492.9

Total Current Liabilities	1,665.9	1,759.5
Long-term debt	2,063.9	2,015.3
Other noncurrent liabilities	770.0	866.9
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	0	0
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	307.2	294.0
Outstanding shares, before treasury:
2010 — 307.2
2009 — 294.0
Treasury stock, at cost:	(425.7)	(420.6)
Shares held:
2010 — 16.7
2009 — 16.2
Additional paid-in capital	568.2	669.8
Retained earnings	2,057.3	1,820.7
Accumulated other comprehensive loss	(605.0)	(585.2)

Stockholders’ Equity Attributable to Parent	1,902.0	1,778.7
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	3.5

Total Stockholders’ Equity	1,905.5	1,782.2

Total Liabilities and Stockholders’ Equity	$6,405.3	$6,423.9

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

Year Ended December 31,	2010	2009	2008

Operating Activities:
Net income (loss)	$292.8	$285.5	$(50.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	172.3	175.1	183.3
Losses related to extinguishments of debt	218.6	4.7	52.2
Non-cash restructuring costs	6.3	32.4	46.2
Deferred income taxes	(6.1)	14.9	8.7
Impairment charges	0	0	299.4
Loss on disposal of discontinued operations	0	0	0.5
Stock-based compensation expense	36.5	35.1	35.6
Other, net	21.9	16.4	(27.0)
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(103.6)	98.0	168.3
Inventories	(14.5)	243.1	30.9
Accounts payable	39.1	(103.6)	(105.5)
Accrued liabilities and other	(80.7)	(198.8)	(185.2)
Discontinued operations	0	0	(2.2)

Net Cash Provided by Operating Activities	$582.6	$602.8	$454.9

Investing Activities:
Acquisitions and acquisition-related activity	$(1.5)	$(13.7)	$(655.7)
Capital expenditures	(164.7)	(153.3)	(157.8)
Proceeds from sales of noncurrent assets	16.8	17.6	9.4
Other	(4.0)	0	0

Net Cash Used in Investing Activities	$(153.4)	$(149.4)	$(804.1)

Financing Activities
Proceeds from issuance of debt, net of debt issuance costs	$547.3	$634.8	$1,318.0
Short-term borrowings, net	133.6	192.5	0
Proceeds from issuance of warrants	0	32.7	0
Purchase of call options	0	(69.0)	0
Payments for settlement of warrants	(298.4)	0	0
Proceeds from settlement of call options	369.5	0	0
Payments on and for the settlement of notes payable and debt	(710.8)	(1,113.0)	(772.5)
Cash consideration paid for exchange of convertible notes (1)	(53.0)	0	0
Repurchase of shares of common stock	(500.1)	0	0
Cash dividends	(55.4)	(71.4)	(234.5)
Purchases of noncontrolling interests in consolidated subsidiaries	0	(29.2)	0
Other, net	(4.6)	(4.4)	(5.0)

Net Cash (Used in) Provided by Financing Activities	$(571.9)	$(427.0)	$306.0

Currency rate effect on cash and cash equivalents	4.0	(23.5)	(10.6)

(Decrease) Increase in Cash and Cash Equivalents	(138.7)	2.9	(53.8)
Cash and Cash Equivalents at Beginning of Year	278.3	275.4	329.2

Cash and Cash Equivalents at End of Year	$139.6	$278.3	$275.4

Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$80.0	$111.7	$96.9
Interest	$109.4	$120.6	$144.2

(1)

Consideration provided in connection with the convertible note exchange consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Consolidated Statement of Cash Flows for the year ended December 31, 2010. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Amounts in millions)

	Common Stock	Treasury Stock	Add’l Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Noncontrolling interests	Total Stockholders’ Equity

Balance at December 31, 2007	$292.6	$(415.1)	$570.3	$1,894.5	$(123.2)	$2,219.1	$3.0	$2,222.1
Net (loss) income	0	0	0	(52.3)	0	(52.3)	2.0	(50.3)
Foreign currency translation	0	0	0	0	(312.0)	(312.0)	0	(312.0)
Unrecognized pension and other postretirement costs, net of $87.0 of tax benefits	0	0	0	0	(107.4)	(107.4)	0	(107.4)
Gain on derivative instruments, including $22.1 of tax benefits	0	0	0	0	39.5	39.5	0	39.5

Total comprehensive loss						$(432.2)	$2.0	$(430.2)

Cash dividends on common stock	0	0	0	(234.5)	0	(234.5)	0	(234.5)
Cash dividends for noncontrolling interests	0	0	0	0	0	0	(3.0)	(3.0)
Exercise of stock options	0.1	0	2.3	0	0	2.4	0	2.4
Pension adjustment, net of $0.2 of tax benefits	0	0	0	(1.1)	0.7	(0.4)	0	(0.4)
Stock-based compensation and other	0.4	(2.9)	34.1	0	0	31.6	0.6	32.2

Balance at December 31, 2008	$293.1	$(418.0)	$606.7	$1,606.6	$(502.4)	$1,586.0	$2.6	$1,588.6

Net income	0	0	0	285.5	0	285.5	0	285.5
Foreign currency translation, including $10.2 of tax benefits	0	0	0	0	75.9	75.9	0	75.9
Unrecognized pension and other postretirement costs, net of $17.4 of tax benefits	0	0	0	0	(109.3)	(109.3)	0	(109.3)
Loss on derivative instruments, including $46.3 of tax expense	0	0	0	0	(49.4)	(49.4)	0	(49.4)

Total comprehensive loss						$202.7	0	$202.7

Cash dividends on common stock	0	0	0	(71.4)	0	(71.4)	0	(71.4)
Cash dividends for noncontrolling interests	0	0	0	0	0	0	(1.9)	(1.9)
Stock-based compensation and other	0.9	(2.6)	34.7	0	0	33.0	3.5	36.5
Purchase of call options, net of tax	0	0	(43.0)	0	0	(43.0)	0	(43.0)
Issuance and sale of warrants	0	0	32.7	0	0	32.7	0	32.7
Discount on convertible notes, net of issuance costs and tax	0	0	41.0	0	0	41.0	0	41.0
Purchase of noncontrolling interests	0	0	(2.3)	0	0	(2.3)	(0.7)	(3.0)

Balance at December 31, 2009	$294.0	$(420.6)	$669.8	$1,820.7	$(585.2)	$1,778.7	$3.5	$1,782.2

Net income	0	0	0	292.8	0	292.8	0	292.8
Foreign currency translation	0	0	0	0	(13.1)	(13.1)	0	(13.1)
Unrecognized pension and other postretirement costs, net of $30.3 of tax benefits	0	0	0	0	(7.0)	(7.0)	0	(7.0)
Gain on derivative instruments, net of $0 tax	0	0	0	0	0.3	0.3	0	0.3

Total comprehensive income						$273.0	0	$273.0

Cash dividends on common stock	0	0	0	(55.4)	0	(55.4)	0	(55.4)
Stock-based compensation and other	1.3	(5.1)	35.7	(0.8)	0	31.1	0	31.1
Settlement of call options	0	0	369.5	0	0	369.5	0	369.5
Settlement of warrants	0	0	(298.4)	0	0	(298.4)	0	(298.4)
Common stock issued for convertible notes exchange	37.7	0	600.3	0	0	638.0	0	638.0
Retirement of common stock purchased under the ASB	(25.8)	0	(474.3)	0	0	(500.1)	0	(500.1)
Extinguishment of equity component of convertible notes	0	0	(334.4)	0	0	(334.4)	0	(334.4)

Balance at December 31, 2010	$307.2	$(425.7)	$568.2	$2,057.3	$(605.0)	$1,902.0	$3.5	$1,905.5

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

Reclassifications

Certain 2009 and 2008 amounts have been reclassified to conform to the 2010 presentation.

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

The Company’s forward exchange contracts, cross-currency interest rate swaps and option contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.

The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate and foreign currency derivatives at December 31, 2010 was $42.3 million and $2.6 million, respectively. The credit exposure on the Company’s commodity derivatives at December 31, 2010 was immaterial.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2010 and 2009, the Company’s reserves for excess and obsolete inventory and shrink reserves totaled $70.7 million and $102.1 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

Advertising Costs

The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $107.6 million, $112.6 million and $143.2 million for 2010, 2009 and 2008, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $152.9 million, $139.8 million and $201.2 million in 2010, 2009 and 2008, respectively.

Research and Development Costs

Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $128.8 million, $118.4 million and $119.5 million in 2010, 2009 and 2008, respectively.

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

On the date when the Company enters into a derivative, the derivative is designated as a hedge of the identified exposure. The Company measures effectiveness of its hedging relationships both at hedge inception and on an ongoing basis. No material ineffectiveness was recorded on designated hedges in 2010, 2009 and 2008.

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

The fair values of foreign currency hedging instruments are recorded in the captions Prepaid expenses and other, Other assets, Other accrued liabilities or Other noncurrent liabilities in the Consolidated Balance Sheets depending on the maturity of the Company’s cross-currency interest rate swaps and forward contracts at December 31, 2010 and 2009. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.

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

In December 2009, the Company ceased the use of the official exchange rate to translate assets, liabilities and income (loss) for its operations in Venezuela and instead began using the parallel exchange rate. Effective January 1, 2010, the Company accounted for Venezuela as a highly inflationary economy as the three-year cumulative inflation rate for Venezuela, using a blend of the Consumer Price Index associated with the city of Caracas and the National Consumer Price Index (developed commencing in 2008 and covering the entire country of Venezuela), exceeded 100%. Accounting standards require the functional currency of the foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the Company’s Venezuelan subsidiary began using the U.S. Dollar as its functional currency on January 1, 2010. As a result of the change to a U.S. Dollar functional currency, monetary assets and liabilities denominated in Bolivar Fuertes generate income or expense for changes in value associated with parallel exchange rate fluctuations against the U.S. Dollar. From January 2010 to May 2010, the Company used the parallel market rate to determine the U.S. Dollar equivalent values of its Venezuelan subsidiary’s transactions and balances. In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate resulted in a foreign exchange gain of $5.6 million, which is recognized in other income for the year ended December 31, 2010.

The Company transitioned to the parallel market rate in December 2009 and has used the parallel market rate and SITME rate in 2010 because of indications that the Venezuelan government is not likely to provide substantial currency exchange at the official rate for companies importing nonessential products, as well as difficulties in obtaining approval for the conversion of local currency to U.S. Dollars at the official exchange rate (for imported products, royalties and distributions). The Company’s Venezuelan subsidiary had approximately $29.5 million of net monetary assets denominated in Bolivar Fuertes as of December 31, 2010, which are subject to changes in value based on changes in the SITME rate.

Using predominantly the official rate for translation in 2009, the company’s Venezuelan operations generated net sales of approximately $65.0 million and operating income of approximately $25.0 million in 2009. Net sales and operating income in 2010 declined approximately $49.0 million and $16.0 million, respectively, compared to 2009 due solely to the change in the exchange rate used to convert the Company’s Venezuela results to U.S. Dollars from predominately the official exchange rate in 2009 to the parallel market rate and SITME rate in 2010.

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

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is recorded within stockholders’ equity and encompasses foreign currency translation adjustments, gains (losses) on derivative instruments and unrecognized pension and other postretirement costs. The following table displays the components of accumulated other comprehensive loss as of and for the year ended December 31, 2010 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	After-tax Derivative Hedging Gain (Loss)	Accumulated Other Comprehensive Loss

Balance at December 31, 2009	$(166.3)	$(418.4)	$(0.5)	$(585.2)
Current year change	(13.1)	(7.0)	0.3	(19.8)

Balance at December 31, 2010	$(179.4)	$(425.4)	$(0.2)	$(605.0)

Noncontrolling Interests

In 2009, in conjunction with its adoption of the Financial Accounting Standards Board’s (“FASB”) accounting and disclosure guidance for noncontrolling interests, the Company also adopted certain authoritative guidance applicable for all noncontrolling interests where the Company is required to purchase noncontrolling interests in a consolidated subsidiary from the noncontrolling interest holder at a specified future date, and the purchase is outside the Company’s control. The Company was required to purchase the noncontrolling interest in an international subsidiary at fair value, $28.2 million, in 2009. In connection with the adoption of this guidance, the stockholders’ equity as of December 31, 2008 and 2007 has been adjusted to reflect the estimated fair value of the noncontrolling interest the Company was required to purchase, $28.2 million, as a decrease in retained earnings. The following table summarizes the impact of the retrospective adoption of the accounting guidance on the Company’s retained earnings as of December 31, (in millions):

	2008		2007

	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests	Retained Earnings	Stockholders’ Equity Attributable to Noncontrolling Interests

As previously reported	$1,634.8	$—	$1,922.7	$—
Minority interest (noncontrolling interests) in consolidated subsidiaries	—	2.6	—	3.0
Fair value of noncontrolling interest the Company is required to purchase	(28.2)	—	(28.2)	—

As adjusted	$1,606.6	$2.6	$1,894.5	$3.0

Subsequent Events

No significant events occurred subsequent to the balance sheet date but prior to the issuance of the financial statements that would have a material impact on the Consolidated Financial Statements.

Recent Accounting Pronouncements

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and clarified existing disclosure requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers, and (b) information about purchases, sales, issuances and settlements to be presented separately, on a gross basis rather than net, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure were effective beginning January 1, 2010, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements, which are effective for the Company on January 1, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

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

Aprica

On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $145.7 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. The acquisition provides the opportunity for the Company’s Baby & Parenting Essentials business to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside Asia. The closing of the purchase of Aprica’s operations in China occurred in October 2008, and the assets acquired and liabilities assumed are included in the amount of net liabilities acquired and goodwill recorded in the Aprica acquisition; however, the impact of the acquisition of Aprica’s China operations did not significantly impact the overall Aprica purchase price allocation.

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

Endicia

On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. In 2009 and 2010, the Company paid $10.0 million and $1.5 million, respectively, of the contingent payments based on Endicia’s revenues, and an additional $12.5 million may be paid in periods subsequent to December 31, 2010 based on Endicia’s future revenues. This acquisition was accounted for using the purchase method of accounting.

Endicia is party to a lawsuit filed against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. The court granted Endicia’s motion for summary judgment, and the matter is on appeal to the U.S. Federal Circuit Court of Appeals. An unfavorable outcome in this litigation could materially adversely affect the Endicia business.

FOOTNOTE 3

Stockholders’ Equity

During 2010, the Company executed a series of transactions pursuant to a Capital Structure Optimization Plan (the “Plan”) in order to simplify the Company’s capital structure, lower interest costs and reduce potential future dilution from the convertible notes due 2014 (the “Convertible Notes”) and the associated hedge and warrant transactions (see Footnotes 9 and 10 of the Notes to Consolidated Financial Statements). The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the notes, cash on hand and short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program; to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019; and to exchange common stock and cash for any and all of the $345.0 million principal amount of outstanding Convertible Notes. In addition, the Plan contemplated the settlement of the convertible note hedge and warrant transactions entered into in connection with the issuance of the Convertible Notes in March 2009.

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company approximately 25.8 million shares of common stock, representing approximately 80% of the shares expected to be purchased under the program at the time the program was announced. Goldman Sachs delivered the initial amount of shares on August 10, 2010, based on a per share amount of $15.50. The Company retired the 25.8 million shares received under the ASB, and since the Company’s additional paid-in capital attributable to common stock was greater than $500.0 million at the time such shares were retired, the repurchase and retirement of shares was recorded as a reduction to common stock and additional paid-in capital. The number of shares that the Company ultimately purchases under the ASB will be determined based on the average of the daily volume-weighted average share prices of the common stock over the course of a calculation period and is subject to certain adjustments. Upon settlement following the end of the calculation period, Goldman Sachs will deliver additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, is $500.0 million. Alternatively, if the value of the shares initially delivered, based on the final price, exceeds $500.0 million, the Company will deliver cash or shares of common stock (at the Company’s election) to Goldman Sachs for the excess. The calculation period is scheduled to run from August 11, 2010 until March 21, 2011 and is subject to suspension.

On August 17, 2010, the Company commenced an exchange offer for its $345.0 million outstanding principal amount of Convertible Notes (the “Exchange Offer”). The Company offered to exchange 116.198 shares of its common stock and a cash payment of $160 for each $1,000 principal amount of Convertible Notes tendered in the Exchange Offer. Holders of the Convertible Notes exchanged $324.7 million principal amount of Convertible Notes in the Exchange Offer. The Company issued approximately 37.7 million shares of its common stock valued at $638.0 million and paid approximately $52.0 million of cash in exchange for the $324.7 million principal amount of Convertible Notes and retired the Convertible Notes received in the Exchange Offer. The value of the shares issued in connection with the Exchange Offer, $638.0 million, increased stockholders’ equity, and the value of the equity component of the Convertible Notes received and extinguished in the Exchange Offer, $334.4 million, reduced stockholders’ equity during 2010. See Footnote 9 of the Notes to Consolidated Financial Statements for further information. The Company settled the convertible note hedge and warrant transactions with the counterparties and received $369.5 million from the counterparties for the value of the convertible note hedge and paid the counterparties $298.4 million for the warrants. See Footnote 10 of the Notes to Consolidated Financial Statements for further information.

FOOTNOTE 4

Restructuring Costs

European Transformation Plan

In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning system in Europe, all with the aim of increasing operating margin in the European region to at least ten percent.

The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses to implement the European Transformation Plan. During 2010, restructuring-related charges incurred in connection with the European Transformation Plan were $15.2 million, and these charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations and are reflected in the Europe, Middle East and Africa operating income (loss) for 2010 in Footnote 19 of the Notes to Consolidated Financial Statements. Restructuring charges incurred during 2010 were not material. The Company expects all restructuring and restructuring-related costs under the European Transformation Plan to be substantially incurred by the end of the year ending December 31, 2011.

Project Acceleration

In 2005, the Company announced a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration is designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost. In July 2008, the Company expanded Project Acceleration to include initiatives to exit certain product categories to create a more focused and more profitable platform for growth by eliminating selected low-margin, commodity-like, mostly resin-intensive product categories and reduce the Company’s exposure to volatile commodity markets, particularly resin. The implementation of Project Acceleration was complete as of December 31, 2010, with cumulative restructuring costs over the life of the initiative totaling $498.4 million.

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for continuing operations for the years ended December 31, (in millions):

	2010	2009	2008		Since inception through December 31, 2010

Facility and other exit costs	$6.0	$32.4	$46.1		$178.4
Employee severance, termination benefits and relocation costs	53.6	48.8	57.5		241.0
Exited contractual commitments and other	17.9	18.8	13.6		79.0

	$77.5	$100.0	$117.2	*	$498.4

* During 2008, the Company recorded $3.1 million of restructuring charges relating to its 2001 Restructuring Plan, which is not included in the table above but is included in total restructuring costs for the year ended December 31, 2008.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. Impairments included in restructuring charges totaled $6.0 million, $32.4 million and $46.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The impaired assets include vacated land and buildings, land and buildings for which a plan exists to vacate and dispose of the facility, and machinery and equipment to be sold or otherwise disposed of prior to the end of its original estimated useful life. The impairments primarily result from the consolidation of manufacturing activities as well as the increased use of sourcing partners.

A summary of the Company’s accrued restructuring reserves for continuing operations as of and for the years ended December 31, 2010 and 2009, respectively, is as follows (in millions):

	December 31, 2009 Balance	Provision	Costs Incurred	December 31, 2010 Balance

Facility exit costs, including impairments	$—	$6.0	$(6.0)	$—
Employee severance, termination benefits and relocation costs	23.3	53.6	(54.7)	22.2
Exited contractual commitments and other	11.8	17.9	(18.4)	11.3

	$35.1	$77.5	$(79.1)	$33.5

	December 31, 2008 Balance	Provision	Costs Incurred	December 31, 2009 Balance

Facility exit costs, including impairments	$—	$32.4	$(32.4)	$—
Employee severance, termination benefits and relocation costs	30.7	48.8	(56.2)	23.3
Exited contractual commitments and other	20.3	18.8	(27.3)	11.8

	$51.0	$100.0	$(115.9)	$35.1

The table below shows restructuring costs recognized for Project Acceleration restructuring activities for the years ended December 31, aggregated by reportable business segment (in millions):

Segment	2010	2009	2008	Since inception through December 31, 2010
Home & Family	$13.7	$24.0	$43.5	$144.8
Office Products	24.2	34.8	35.6	186.9
Tools, Hardware & Commercial Products	9.5	16.6	20.4	88.4
Corporate	30.1	24.6	17.7	78.3

	$77.5	$100.0	$117.2	$498.4

The following table depicts the changes in accrued restructuring reserves for Project Acceleration for the years ended December 31, 2010 and 2009, respectively, aggregated by reportable business segment (in millions):

Segment	December 31, 2009 Balance	Provision	Costs Incurred	December 31, 2010 Balance

Home & Family	$8.0	$13.7	$(17.7)	$4.0
Office Products	15.7	24.2	(28.8)	11.1
Tools, Hardware & Commercial Products	3.9	9.5	(8.6)	4.8
Corporate	7.5	30.1	(24.0)	13.6

	$35.1	$77.5	$(79.1)	$33.5

Segment	December 31, 2008 Balance	Provision	Costs Incurred	December 31, 2009 Balance

Home & Family	$6.1	$24.0	$(22.1)	$8.0
Office Products	17.5	34.8	(36.6)	15.7
Tools, Hardware & Commercial Products	16.5	16.6	(29.2)	3.9
Corporate	10.9	24.6	(28.0)	7.5

	$51.0	$100.0	$(115.9)	$35.1

Cash paid for all restructuring activities was $72.8 million, $84.0 million and $60.9 million for 2010, 2009 and 2008, respectively.

FOOTNOTE 5

Inventories, Net

The components of net inventories were as follows as of December 31, (in millions):

	2010	2009

Materials and supplies	$116.8	$118.5
Work in process	101.0	141.6
Finished products	483.8	428.1

	$701.6	$688.2

Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Cost of certain domestic inventories (approximately 52.0% and 51.7% of gross inventory costs at December 31, 2010 and 2009, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2010 and 2009, LIFO reserves were $30.1 million and $24.2 million, respectively. The net income recognized by the Company related to the liquidation of LIFO-based inventories in 2010 and 2009 was $8.7 million and $16.9 million, respectively, and the income recognized by the Company related to the liquidation of LIFO-based inventories in 2008 was not material.

FOOTNOTE 6

Property, Plant & Equipment, Net

Property, plant and equipment, net consisted of the following as of December 31, (in millions):

	2010	2009

Land	$32.4	$39.4
Buildings and improvements	370.0	414.7
Machinery and equipment	1,709.8	1,723.5

	2,112.2	2,177.6
Accumulated depreciation	(1,582.9)	(1,599.5)

	$529.3	$578.1

Depreciation expense was $118.0 million, $122.1 million and $131.1 million in 2010, 2009 and 2008, respectively.

FOOTNOTE 7

Goodwill and Other Intangible Assets, Net

A summary of changes in the Company’s goodwill by reportable business segment is as follows for the year ended December 31, (in millions):

Segment	December 31, 2009 Balance	Acquisitions	Impairment Charges	Foreign Currency and Other (1)	December 31, 2010 Balance

Home & Family	$648.7	$—	$—	$13.9	$662.6
Office Products	1,149.5	—	—	(13.8)	1,135.7
Tools, Hardware & Commercial Products	956.1	—	—	(4.9)	951.2

	$2,754.3	$—	$—	$(4.8)	$2,749.5

Segment	December 31, 2008 Balance	Acquisitions	Impairment Charges	Foreign Currency and Other (1)	December 31, 2009 Balance

Home & Family	$652.0	$—	$—	$(3.3)	$648.7
Office Products	1,088.4	—	—	61.1	1,149.5
Tools, Hardware & Commercial Products	958.5	—	—	(2.4)	956.1

	$2,698.9	$—	$—	$55.4	$2,754.3

(1)	Office Products includes $1.5 million and $10.0 million of contingent payments in 2010 and 2009, respectively, based on Endicia’s revenues.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2010				2009

	Gross Carrying Amount	Accumulated Amortization		Net Book Value	Gross Carrying Amount	Accumulated Amortization		Net Book Value

Trade names — indefinite life	$317.7	$	N/A	$317.7	$320.5	$	N/A	$320.5
Trade names — other	46.2		(23.2)	23.0	41.6		(18.9)	22.7
Capitalized software	317.2		(100.8)	216.4	262.9		(77.0)	185.9
Other (2)	207.6		(116.4)	91.2	206.7		(89.6)	117.1

	$888.7		$(240.4)	$648.3	$831.7		$(185.5)	$646.2

The table below summarizes the Company’s amortization periods for other intangible assets, including capitalized software, as of December 31, 2010:

	Weighted-Average Amortization Period	Amortization Periods

Trade names — indefinite life	N/A	N/A
Trade names — other	11 years	5—20 years
Capitalized software	10 years	3—12 years
Other (2)	8 years	3—14 years

9 years

(2)	Other consists primarily of patents and customer lists with net book values of $32.8 million and $58.4 million, respectively, as of December 31, 2010.

Amortization expense for intangible assets, including capitalized software, was $54.3 million, $53.0 million and $52.2 million in 2010, 2009 and 2008, respectively.

As of December 31, 2010, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2011	2012	2013	2014	2015
$ 47.5	$ 44.3	$ 37.9	$ 36.4	$ 30.4

Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

FOOTNOTE 8

Other Accrued Liabilities

Accrued liabilities included the following as of December 31, (in millions):

	2010	2009

Customer accruals	$280.9	$237.5
Accruals for manufacturing, marketing and freight expenses	108.9	99.9
Accrued self-insurance liability	73.1	82.5
Accrued pension, defined contribution and other postretirement benefits	45.3	49.8
Accrued contingencies, primarily legal, environmental and warranty	39.1	44.9
Accrued restructuring (See Footnote 4)	33.5	33.3
Other	117.4	108.1

Other accrued liabilities	$698.2	$656.0

Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability, and is estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.

FOOTNOTE 9

Debt

The following is a summary of outstanding debt as of December 31, (in millions):

	2010	2009

Medium-term notes (original maturities generally ranging from 5 to 10 years, average stated interest rate of 5.62% as of December 31, 2010)	$1,623.0	$1,426.6
Term loan	150.0	350.0
Convertible notes	17.5	284.3
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	34.0	—
Receivables facility	100.0	—
Other debt	7.7	11.2

Total debt	2,368.9	2,508.8
Short-term debt	(135.0)	(0.6)
Current portion of long-term debt	(170.0)	(492.9)

Long-term debt	$2,063.9	$2,015.3

During 2010, the Company’s average commercial paper obligations outstanding were $24.9 million at an average interest rate of 1.6%, which includes fees and commissions. The Company had no commercial paper obligations outstanding during 2009.

The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2010 (in millions):

2011	2012	2013	2014	2015	Thereafter	Total
$ 305.0	$ 260.5	$ 517.5	$ —	$ —	$ 1,285.9	$ 2,368.9

Medium-Term Notes

The Company’s outstanding medium-term notes consisted of the following principal amounts and interest rate swap values as of December 31, (in millions):

	2010	2009

6.75% senior notes due 2012	$250.0	$250.0
5.50% senior notes due 2013	500.0	500.0
6.25% senior notes due 2018	250.0	250.0
10.60% senior notes due 2019	20.7	293.1
4.70% senior notes due 2020	550.0	—
6.11% senior notes due 2028	10.0	10.0
4.00% senior notes due 2010	—	105.1
Interest rate swaps	42.3	18.4

Total medium-term notes	$1,623.0	$1,426.6

As of December 31, 2010, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term note balances at December 31, 2010 and 2009 include mark-to-market adjustments of $42.3 million and $18.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes. The interest rate swaps had the effect of reducing interest expense by $30.3 million and $26.1 million for the years ended December 31, 2010 and 2009, respectively, compared to the stated rates of the underlying medium-term notes.

In connection with the Capital Structure Optimization Plan (the “Plan”), the Company completed the offering and sale of $550.0 million aggregate principal amount of 4.70% senior unsecured notes with a maturity of August 2020 (the “Notes”) in August 2010. The net proceeds from this offering were $544.9 million, which together with cash on hand and short-term borrowings were used to fund the repurchase of $500.0 million of shares of the Company’s common stock through the ASB and to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019. The Notes are unsecured and unsubordinated obligations of the Company and equally rank with all of its existing and future senior unsecured debt. The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2010 based on their 2020 maturity date.

In March 2009, the Company completed the offering and sale of $300.0 million aggregate principal amount of 10.60% senior unsecured notes with a maturity of April 2019 (the “10.60% Notes”). Interest on the Notes is payable semi-annually on April 15 and October 15. The Company realized net proceeds from the offering of the 10.60% Notes of $290.2 million, which were used to complete the 2009 Tender Offers (as such term is defined below) and for general corporate purposes. In connection with the Plan, the Company conducted and completed a cash tender offer (the “Tender Offer”) in August 2010 through which it repurchased $279.3 million of the $300.0 million aggregate principal amount outstanding of 10.60% Notes. The Company repurchased the 10.60% Notes at a fixed cash purchase price of $1,437.50 per $1,000 principal amount of the Notes and also paid all accrued and unpaid interest on the Notes repurchased pursuant to the Tender Offer. As a result of premiums paid and fees incurred associated with the Tender Offer and the write-off of unamortized issuance costs, the Company recorded a pretax loss of $131.4 million, which is reflected in losses related to extinguishments of debt in the Consolidated Statements of Operations for the year ended December 31, 2010. The $402.2 million cash paid to complete the Tender Offer is included as payments on and for the settlement of notes payable and debt in the Consolidated Statement of Cash Flows for the year ended December 31, 2010. The remaining $20.7 million principal amount outstanding of the 10.60% Notes is classified as long-term debt due to its maturity in 2019.

In 2009, the Company conducted and completed tender offers through which it repurchased $180.1 million of the $250.0 million aggregate principal amount outstanding of 4.625% notes due December 2009 and $144.9 million of the $250.0 million aggregate principal amount outstanding of 4.000% notes due May 2010 (the “2009 Tender Offers”). As a result of premiums paid and fees incurred associated with the 2009 Tender Offers, the Company recorded a pretax loss of $4.7 million, which is included in losses related to extinguishments of debt in the Consolidated Statements of Operations for the year ended December 31, 2009. The $329.7 million paid to complete the 2009 Tender Offers is included as payments on and for the settlement of notes payable and debt in the Consolidated Statement of Cash Flows for the year ended December 31, 2009. The Company repaid the remaining $69.9 million principal amount outstanding of the $250.0 million 4.625% notes in December 2009 and the remaining $105.1 million principal amount outstanding of the $250.0 million 4.000% notes in May 2010.

In March 2008, the Company completed the offering and sale of senior unsecured notes, consisting of $500.0 million in 5.50% senior unsecured notes with a maturity of April 15, 2013 and $250.0 million in 6.25% senior unsecured notes with a maturity of April 15, 2018 (collectively, the “Senior Unsecured Notes”). Interest on the Senior Unsecured Notes is payable semi-annually on April 15 and October 15. Net proceeds from this offering were used to fund acquisitions, repay debt and for general corporate purposes. The Senior Unsecured Notes are unsecured and unsubordinated obligations of the Company and equally ranked with all of its existing and future senior unsecured debt. The Senior Unsecured Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued interest to the date of redemption. The redemption price is equal to the greater of (i) 100% of the principal amount of the Senior Unsecured Notes being redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semi-annual basis at a specified rate. The Senior Unsecured Notes also contain a provision that allows holders of the Senior Unsecured Notes to require the Company to repurchase all or any part of the Senior Unsecured Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Senior Unsecured Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Senior Unsecured Notes to the date of purchase. The Senior Unsecured Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2010 and 2009 based on their April 2013 and April 2018 maturity dates.

In July 2008, note holders owning $65.0 million of the Company’s $75.0 million of outstanding medium-term notes, issued in July 1998 and due July 2028, exercised their put option, which entitled the holders of the notes to require the Company to repay the notes at par. As a result, the Company repaid $65.0 million of the outstanding notes in July 2008. The remaining $10.0 million were not put to the Company and continue to bear interest at 6.11% through maturity in July 2028. The Company utilized its commercial paper program to fund the redemption of the notes. The $10.0 million of outstanding notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2010 and 2009 based on their July 2028 maturity date.

In July 2008, the Company redeemed its $250.0 million of Reset notes due July 2028, and recorded a loss on the extinguishment of the Reset notes of $52.2 million associated with the purchase of the remarketing option embedded in the Reset notes. The Company utilized its commercial paper program to fund the redemption of the Reset notes and the purchase of the remarketing option. The loss on extinguishment of $52.2 million is included in losses related to extinguishments of debt in the Consolidated Statement of

Operations for the year ended December 31, 2008. The $302.2 million aggregate amount paid to redeem the Reset notes is included as payments on and for the settlement of notes payable and debt in the Consolidated Statement of Cash Flows for the year ended December 31, 2008. The Company did not have any Reset notes outstanding as of December 31, 2010 or 2009.

As of December 31, 2010, the Company has one additional series of medium-term notes with aggregate principal amount of $250.0 million outstanding with a coupon rate of 6.75% that matures in March 2012.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). The Company repaid $100.0 million of the principal amount of the Term Loan in September 2010 and made a $100.0 million prepayment of the principal amount in December 2010. As of December 31, 2010, the Company is required to repay the remaining outstanding principal amount of $150.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable no less frequently than monthly. The $150.0 million of outstanding borrowings under the Agreement at December 31, 2010 bear interest at the rate of 2.3%. The Agreement has covenants similar to those in the Company’s syndicated revolving credit facility, including, among other things, the maintenance of interest coverage and total indebtedness to total capital ratios and a limitation on the amount of indebtedness subsidiaries may incur, and the Company was in compliance with such covenants as of December 31, 2010. Net proceeds from the Term Loan were used to repay outstanding commercial paper and for general corporate purposes.

Convertible Notes

In March 2009, the Company issued $345.0 million of Convertible Notes. The Convertible Notes bear interest at a rate of 5.5% per year, which is payable semi-annually, and the Convertible Notes mature on March 15, 2014. The Convertible Notes are convertible at an initial conversion rate of 116.198 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $8.61 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The Company entered into convertible note hedge transactions upon issuance to reduce the Company’s cost of the conversion option (see Footnote 10). Net proceeds from this offering were used to complete the convertible note hedge transactions and the 2009 Tender Offers and to repay debt and for general corporate purposes.

Accounting standards require the Company, as issuer of the Convertible Notes, to separately account for the liability and equity components of the Convertible Notes in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance when interest cost is recognized in subsequent periods. The Company allocated $69.0 million of the $345.0 million principal amount of the Convertible Notes to the equity component, which represents a discount to the debt to be amortized into interest expense using the effective interest method through the maturity of the Convertible Notes. Accordingly, the Company’s effective interest rate on the Convertible Notes was 10.8%.

In August 2010, in connection with the Plan, the Company commenced an exchange offer for its $345.0 million outstanding principal amount of the Convertible Notes, for newly issued shares of its common stock and cash (the “Exchange Offer”). In accordance with the terms of the Exchange Offer, for each $1,000 principal amount of the Convertible Notes offered for exchange, a holder received 116.198 shares of the Company’s common stock, a cash payment of $160, and accrued and unpaid interest up to the settlement date. In the aggregate, the holders of Convertible Notes offered to exchange $324.7 million principal amount of the Convertible Notes. The Company paid approximately $52.0 million in cash and also issued approximately 37.7 million shares of the Company’s common stock for all the Convertible Notes validly offered for exchange pursuant to the Exchange Offer. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $690.0 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received in the Exchange Offer, with the residual value representing the equity component. The excess of the fair value of the liability component, or $356.0 million, over the carrying value of the Convertible Notes exchanged, $275.5 million, was recognized as a loss related to the extinguishment of debt. Including fees incurred associated with the Exchange Offer and the write-off of unamortized issuance costs, the Company recorded a pretax loss of $87.2 million upon the settlement of the Exchange Offer, which is included in losses related to extinguishments of debt in the Consolidated Statements of Operations for the year ended December 31, 2010.

Because the last reported sale price of the Company’s common stock exceeded $11.19 for at least 20 of the last 30 consecutive trading days in the three months ended December 31, 2009 and in the three months ended December 31, 2010, the Convertibles Notes are convertible at the election of the holders of the Convertible Notes at any time during the three months immediately succeeding December 31, 2010. Since conversion of the Convertible Notes is outside the control of the Company at both December 31, 2010 and 2009, the discounted value of the outstanding Convertible Notes ($20.3 million and $345.0 million principal amount at December 31,

2010 and 2009, respectively) are classified as current portion of long-term debt in the Consolidated Balance Sheets at December 31, 2010 and 2009.

Receivables-Related Borrowings

In September 2009, the Company completed a 364-day receivables facility that provides for borrowings of up to $200.0 million (the “Receivables Facility”), and the maturity date of the Receivables Facility was extended in 2010 such that it expires in September 2011. Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of December 31, 2010. As of December 31, 2010, $642.1 million of outstanding accounts receivable were owned by the financing subsidiary, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2010. The amount that may be borrowed under the Receivables Facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. As of December 31, 2010, the Company had outstanding borrowings under the Receivables Facility of $100.0 million, which are classified as short-term debt, and the Company had $100.0 million available for borrowing under the Receivables Facility. The $100.0 million of outstanding borrowings under the Receivables Facility at December 31, 2010 bear interest at a weighted-average rate of 1.3%.

Under a 2001 receivables facility with a financial institution, the Company created a financing entity that is consolidated in the Company’s financial statements. Under this facility, the Company regularly entered into transactions with the financing entity to sell an undivided interest in substantially all of the Company’s U.S. trade receivables to the financing entity. In September 2006, in accordance with the terms of the facility, the financing entity caused its outstanding preferred debt securities which were owned by the Company to be exchanged for a two-year floating rate note in an aggregate principal amount of $448.0 million (the “Note”) and other consideration. In 2008 the maturity date of the Note was extended from September 2008 to September 2009, and the Note was repaid in September 2009, at which time the Company was able to access the financing entity’s receivables that secured the Note.

Revolving Credit Facility and Commercial Paper

On November 14, 2005, the Company entered into a syndicated revolving credit facility (the “Revolver”). The Company currently has $665.0 million available for borrowing under the Revolver, which expires in November 2012. At December 31, 2010 and 2009, there were no borrowings under the Revolver. The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of December 31, 2010, the Company was in compliance with the provisions of the agreement governing the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $665.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper; however, access to the commercial paper markets is dependent on the Company’s short-term debt credit ratings. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. As of December 31, 2010, the Company had outstanding commercial paper obligations of $34.0 million, and there was no commercial paper outstanding as of December 31, 2009. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There were no standby letters of credit issued or outstanding under the Revolver as of December 31, 2010 and 2009.

Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Holders of the Preferred Securities are entitled to cumulative cash dividends of 5.25% of the liquidation preference of $50 per Preferred Security, or $2.625 per year. Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million). As of December 31, 2010, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million.

The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”). In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for $15.5 million the Company borrowed from the Subsidiary to purchase 100% of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the

Subsidiary is the sole holder of the Debentures. The Debentures are the sole assets of the Subsidiary, mature on December 1, 2027, bear interest at an annual rate of 5.25%, are payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of December 31, 2010, the Company has not elected to defer interest payments. In connection with the Company’s purchase of the Preferred Securities in 2005 and 2004, the Company negotiated the early retirement of the corresponding Debentures with the Subsidiary. The Company accounted for these transactions as extinguishments of debt, which resulted in $436.7 million of Debentures outstanding as of December 31, 2010.

FOOTNOTE 10

Convertible Note Hedge and Warrant Transactions

In connection with the issuance of the Convertible Notes in March 2009, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company’s common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company’s common stock at a strike price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allowed the Company to receive shares of the Company’s common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company’s common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million. For each warrant that is exercised, the Company would deliver to the counterparties a number of shares of the Company’s common stock equal to the amount by which the Company’s stock price exceeds the exercise price, divided by the stock price. As of December 31, 2009, the estimated fair value of the call options and warrants was $306.7 million and $238.9 million, respectively.

The Company analyzed the convertible note hedge transactions and warrant transactions and determined that they met the criteria for classification as equity transactions. As a result, the Company recorded the purchase of the call options as a reduction in additional paid-in capital, net of tax, and the proceeds from the warrants as an increase to additional paid-in capital, and the Company did not recognize subsequent changes in the fair value of the instruments in its financial statements.

In September 2010, in connection with the Plan, the Company negotiated settlement of the convertible note hedge and warrants with the Company receiving $369.5 million from the counterparties for the value of the convertible note hedge and paying the counterparties $298.4 million for the warrants. As of December 31, 2010, the Company had completely settled the convertible note hedge and warrant transactions and recorded a net increase in additional paid-in capital of $71.1 million representing the net value associated with the settlement of the convertible note hedge and warrant transactions.

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

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk is recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. For derivatives designated as qualifying hedges of net investments, the gain or loss on the instruments is recognized in AOCI. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the years ended December 31, 2010, 2009 and 2008.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheets as of December 31, 2010 and 2009 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	2010 Fair Value	2009 Fair Value	Balance Sheet Location	2010 Fair Value	2009 Fair Value
Interest rate swaps	Other assets	$42.3	$20.9	Other noncurrent liabilities	$—	$2.5
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	1.4	0.6	Other accrued liabilities	2.0	1.5
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	1.2	0.7	Other accrued liabilities	—	—

Total assets		$44.9	$22.2	Total liabilities	$2.0	$4.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2010 and 2009. The Company is a party to an interest rate swap in an asset position; in the event the interest rate swap is in a liability position, settlement could be accelerated if the Company’s credit rating falls below investment-grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 were as follows (in millions):

	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
Derivatives in fair value relationships		2010	2009
Interest rate swaps	Interest expense, net	$23.9	$(43.9)

Fixed-rate debt	Interest expense, net	$(23.9)	$43.9

The Company did not record any ineffectiveness related to fair value hedges during the years ended December 31, 2010 and 2009.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for the years ended December 31, 2010 and 2009 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income		Amount of gain (loss) recognized in AOCI

		2010	2009	2010	2009
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(1.8)	$(2.6)	$(1.4)	$(9.5)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.5	2.5	4.3	7.7

		$(1.3)	$(0.1)	$2.9	$(1.8)

The Company did not record any ineffectiveness related to cash flow hedges during the years ended December 31, 2010 and 2009.

The Company received approximately $3.8 million to settle foreign exchange contracts on intercompany borrowings during the year ended December 31, 2010 and paid approximately $109.0 million to settle foreign exchange contracts on intercompany borrowings during the year ended December 31, 2009. Such amounts are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

The Company estimates that during the next 12 months it will reclassify net losses of approximately $0.5 million included in the pretax amount recorded in AOCI as of December 31, 2010 into earnings, as the anticipated cash flows occur.

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

The following table summarizes the pre-tax effects of instruments outstanding during the years ended December 31, 2010 and 2009 designated as hedges of investments (in millions):

Derivatives in cash flow hedging relationships	Amount of gain (loss) reclassified from AOCI into income		Amount of gain (loss) recognized in AOCI

	2010	2009	2010	2009
Cross-currency interest rate swaps	$—	$—	$—	$(4.4)

The Company paid approximately $17.6 million to settle cross-currency interest rate swaps during the year ended December 31, 2009, and such amount is included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for the year ended December 31, 2009. As of and during the year ended December 31, 2010 and as of December 31, 2009, the Company was not a party to any cross-currency interest rate swaps.

The Company did not record any ineffectiveness related to derivative and non-derivative instruments designated as hedges of investments during the years ended December 31, 2010 and 2009.

FOOTNOTE 12

Commitments

Lease Commitments

The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2020. Rent expense, which is recognized on a straight-line basis over the life of the lease term, was $122.7 million, $120.2 million and $129.2 million in 2010, 2009 and 2008, respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2010 (in millions):

2011	2012	2013	2014	2015	Thereafter	Total
$ 97.2	$ 80.5	$ 59.6	$ 48.0	$ 41.4	$ 87.9	$ 414.6

Purchase Obligations

The Company enters into certain obligations to purchase finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

As of December 31, 2010, the Company’s future estimated total purchase obligations are as follows (in millions):

2011	2012	2013	Total
$ 511.0	$ 64.6	$ 66.6	$ 642.2

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

Included in AOCI at December 31, 2010 is $662.5 million ($425.4 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company expects to recognize $17.0 million ($10.4 million net of tax) of costs in 2011 associated with net actuarial losses and prior service credit.

Effective January 1, 2008, the Company prospectively adopted updated authoritative guidance applicable to the measurement date provisions for defined benefit plans, which requires the measurement date for defined benefit plan assets and obligations to coincide with the date of the employer’s fiscal year-end balance sheets, which for the Company is December 31. The Company had historically measured defined benefit plan assets and liabilities for the majority of its plans on September 30 for its year-end Consolidated Balance Sheets. The impact on the Consolidated Financial Statements of the adoption of the change in measurement date for the Company’s defined benefit and postretirement plans with September 30 plan year-ends resulted in an adjustment to decrease retained earnings at January 1, 2008 by $1.1 million and an after-tax benefit to AOCI of $0.7 million.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire non-union U.S. work force, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit. The defined contribution benefit has a three-year cliff-vesting schedule. The Company recorded $17.9 million, $17.3 million and $19.4 million in expense for the defined contribution benefit arrangement for 2010, 2009 and 2008, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2010 and 2009 is $17.9 million and $17.3 million, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets.

As of December 31, 2010 and 2009, the Company maintained various non-qualified deferred compensation plans with varying terms. The total liability associated with these plans was $70.8 million and $69.8 million as of December 31, 2010 and 2009, respectively. These liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $51.8 million and $46.2 million as of December 31, 2010 and 2009, respectively. These assets are included in other assets in the Consolidated Balance Sheets.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 350 active and former key employees with aggregate net death benefits of $302.3 million. At December 31, 2010 and 2009, the life insurance contracts had a cash surrender value of $99.8 million and $97.1 million, respectively. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $15.3 million and $14.5 million at December 31, 2010 and 2009, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $110.5 million and $98.7 million at December 31, 2010 and 2009, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table as they do not qualify as plan assets under the relevant authoritative guidance.

The Company’s matching contributions to the contributory 401(k) plan were $12.9 million, $14.0 million and $15.9 million for 2010, 2009 and 2008, respectively.

Defined Benefit Pension Plans

The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International

	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$910.8	$863.7	$499.8	$391.6
Service cost	4.0	4.8	4.8	4.9
Interest cost	50.6	52.1	26.6	24.5
Actuarial (gain) loss	67.2	49.3	(2.2)	71.6
Currency translation	—	—	(19.9)	35.0
Benefits paid	(63.0)	(59.1)	(31.7)	(22.5)
Curtailments, settlement costs and other	—	—	5.2	(5.3)

Benefit obligation at end of year	$969.6	$910.8	$482.6	$499.8

	U.S.		International

	2010	2009	2010	2009

Change in plan assets:
Fair value of plan assets at beginning of year	$576.9	$492.4	$410.6	$362.9
Actual return on plan assets	59.0	60.9	33.9	11.2
Acquisitions	—	—	—	—
Contributions	62.1	82.7	21.3	21.0
Currency translation	—	—	(13.7)	36.5
Benefits paid	(63.0)	(59.1)	(31.7)	(22.5)
Settlement charges and other	—	—	5.9	1.5

Fair value of plan assets at end of year	$635.0	$576.9	$426.3	$410.6

Funded status at end of year	$(334.6)	$(333.9)	$(56.3)	$(89.2)

Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$19.4	$3.5
Accrued current benefit cost, included in other accrued liabilities	(7.7)	(11.7)	(4.0)	(4.0)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(326.9)	(322.2)	(71.7)	(88.7)

Total	$(334.6)	$(333.9)	$(56.3)	$(89.2)

Amounts recognized in AOCI:
Prior service cost	$(10.2)	$(11.5)	$—	$—
Net loss	(576.5)	(522.0)	(61.6)	(81.2)

AOCI, pretax	$(586.7)	$(533.5)	$(61.6)	$(81.2)

Accumulated benefit obligation	$964.1	$904.2	$474.3	$489.1

	U.S.		International

	2010	2009	2010	2009

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.25%	5.75%	5.37%	5.68%
Long-term rate of compensation increase	2.70%	3.00%	4.16%	4.20%

Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International

	2010	2009	2008	2010	2009	2008

Service cost-benefits earned during the year	$4.0	$4.8	$4.5	$4.8	$4.9	$6.6
Interest cost on projected benefit obligation	50.6	52.1	52.2	26.6	24.5	29.2
Expected return on plan assets	(57.5)	(57.2)	(57.7)	(24.8)	(22.2)	(28.5)
Amortization of:
Prior service cost	1.3	1.3	1.3	—	—	—
Actuarial loss	11.3	8.3	7.1	2.0	0.1	3.6
Curtailment, settlement and termination benefit costs	—	—	—	3.2	1.3	—

Net pension cost	$9.7	$9.3	$7.4	$11.8	$8.6	$10.9

	U.S.			International

	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.25%	6.25%	5.70%	6.08%	5.52%
Long-term rate of return on plan assets	8.25%	8.50%	8.50%	6.32%	5.65%	6.77%
Long-term rate of compensation increase	3.00%	4.00%	4.00%	4.22%	3.83%	4.31%

In 2011, the Company is required to make approximately $20 million of contributions to its primary U.S. pension plan and expects to make cash contributions of approximately $20 million to its international defined benefit pension plans.

Plan Assets

Current Allocation

The fair value of each major category of pension plan assets as of December 31, 2010 and 2009 is as follows (in millions):

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	% of Total Assets as of December 31,
2010					2010	2009					2010	2009
Equity (1)
U.S. large cap	$—	$155.0	$—	$155.0			$—	$19.1	$—	$19.1
U.S. small cap	—	30.6	—	30.6			5.8	—	—	5.8
International	—	130.0	—	130.0			55.6	47.5	—	103.1

Total equity	—	315.6	—	315.6	50%	53%	61.4	66.6	—	128.0	30%	18%
Fixed income (2)
U.S. Treasury	—	71.5	—	71.5			—	—	—	—
Other government	—	31.4	—	31.4			17.3	—	—	17.3
Asset-backed securities	—	10.0	—	10.0			—	—	—	—
Corporate bonds	—	110.8	—	110.8			6.0	65.5	—	71.5
Short-term investments	—	7.9	—	7.9			—	—	—	—

Total fixed income		231.6	—	231.6	36	33	23.3	65.5	—	88.8	21	20
Insurance contracts (3)	—	17.5	—	17.5	3	3	—	100.8	—	100.8	24	26
Venture capital and partnerships (4)	—	2.4	42.7	45.1	7	6	17.0	18.6	4.7	40.3	9	7
Real estate (5)	—	—	19.2	19.2	3	3	2.2	1.5	6.0	9.7	2	2
Cash and cash equivalents (6)	—	5.5	—	5.5	1	1	5.3	34.2	—	39.5	9	24
Other	—	—	0.5	0.5	—	1	—	19.2	—	19.2	5	3

Total	$—	$572.6	$62.4	$635.0	100%	100%	$109.2	$306.4	$10.7	$426.3	100%	100%

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	% of Total Assets as of December 31,
2009					2009	2008					2009	2008
Equity (1)
U.S. large cap	$—	$146.1	$—	$146.1			$7.2	$19.2	$—	$26.4
U.S. small cap	—	18.3	—	18.3			—	—	—	—
International	—	140.2	—	140.2			—	45.7	—	45.7

Total equity	—	304.6	—	304.6	53%	53%	7.2	64.9	—	72.1	18%	20%
Fixed income (2)
U.S. Treasury	—	28.1	—	28.1			—	1.2	—	1.2
Other government	—	49.8	—	49.8			4.6	15.1	—	19.7
Asset-backed securities	—	33.9	—	33.9			—	7.4	—	7.4
Corporate bonds	—	48.2	—	48.2			—	52.9	—	52.9
Short-term investments	—	30.2	—	30.2			—	—	—	—

Total fixed income		190.2	—	190.2	33	25	4.6	76.6	—	81.2	20	12
Insurance contracts (3)	—	17.9	—	17.9	3	4	—	105.6	—	105.6	26	5
Venture capital and partnerships (4)	—	4.3	32.9	37.2	6	8	14.6	12.3	2.0	28.9	7	6
Real estate (5)	—	—	18.8	18.8	3	7	2.9	1.6	6.4	10.9	2	2
Cash and cash equivalents (6)	—	3.7	—	3.7	1	1	25.3	74.6	—	99.9	24	39
Other	—	—	4.5	4.5	1	2	—	10.4	1.6	12.0	3	16

Total	$—	$520.7	$56.2	$576.9	100%	100%	$54.6	$346.0	$10.0	$410.6	100%	100%

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

(5)

Real estate investments are generally investments in limited partnerships, real estate investment trusts and similar vehicles that invest in real estate. The values of the investments are generally based on the most recent financial reports of the investment vehicles. The managers of each of the investment vehicles estimate the values of the real estate assets underlying the real estate investments using third-party appraisals and other valuation techniques and analysis.

(6)	Cash and equivalents include investments in stable value funds. Stable value funds are generally invested in common trust funds and interest-bearing accounts.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Other	Total

Fair value as of January 1, 2010	$34.9	$25.2	$6.1	$66.2
Realized gains (losses)	—	—	(1.1)	(1.1)
Unrealized gains (losses)	6.1	0.2	(2.8)	3.5
Purchases, sales and settlements, net	6.4	(0.2)	(1.7)	4.5

Fair value as of December 31, 2010	$47.4	$25.2	$0.5	$73.1

	Venture Capital and Partnerships	Real Estate	Other	Total

Fair value as of January 1, 2009	$33.2	$36.9	$12.5	$82.6
Realized gains (losses)	—	0.6	(1.8)	(1.2)
Unrealized gains (losses)	(4.6)	(9.0)	(0.4)	(14.0)
Purchases, sales and settlements, net	6.3	(3.3)	(4.2)	(1.2)

Fair value as of December 31, 2009	$34.9	$25.2	$6.1	$66.2

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

The target asset allocations for the Company’s U.S. pension plan and primary international pension plans are as follows as of December 31, 2010:

Asset Category	Target
	U.S.	International
Equity	45%	23%
Fixed income	40	14
Insurance contracts	5	24
Cash and equivalents	—	21
Other investments (1)	10	18

Total	100%	100%

(1)	Other investments include private equity funds, hedge funds and real estate funds.

Expected Long-term Rate of Return on Plan Assets

The Company employs a building block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed to assess for reasonableness and appropriateness. The weighted-average expected long-term rates of return are based on reviews of the target investment allocation and the historical and expected rates of return of the asset classes included in the pension plans’ target asset allocations.

Other Postretirement Benefit Plans

Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups. The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$168.1	$162.5
Service cost	1.5	1.5
Interest cost	9.2	9.6
Actuarial loss	2.3	10.3
Benefits paid, net	(14.6)	(15.8)

Benefit obligation at end of year	$166.5	$168.1

Funded status and net liability recognized at December 31	$(166.5)	$(168.1)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(15.1)	$(16.0)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(151.4)	(152.1)

Total	$(166.5)	$(168.1)

Amounts recognized in AOCI:
Prior service credit	$13.3	$15.7
Net loss	(27.5)	(26.1)

AOCI, pretax	$(14.2)	$(10.4)

	2010	2009

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.25%	5.75%
Long-term health care cost trend rate	4.50%	4.50%

There are no plan assets associated with the Company’s other postretirement benefit plans.

Other postretirement benefit costs include the following components for the years ended December 31, (in millions):

	2010	2009	2008

Service cost-benefits earned during the year	$1.5	$1.5	$1.6
Interest cost on projected benefit obligation	9.2	9.6	9.6
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	0.9	—	—

Net postretirement benefit costs	$9.2	$8.7	$8.8

The weighted-average discount rate for the Company’s other postretirement benefit plans is developed using a spot interest yield curve based on a broad population of corporate bonds rated AA or higher. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans for the years ended December 31,:

	2010	2009	2008

Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.75%	6.25%	6.25%
Long-term health care cost trend rate	4.50%	5.00%	5.00%

Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation was 7.6% for all retirees in 2010, declining to 4.5% in 2028 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$ 1.0	$ (0.9)
Effect on postretirement benefit obligations	$ 16.5	$ (12.8)

Estimated Future Benefit Payments

Estimated future benefit payments under the Company’s defined benefit pension plans and other postretirement benefit plans are as follows as of December 31, 2010 (in millions):

	2011	2012	2013	2014	2015	2016-2020

Pension benefits (1)	$77.4	$85.2	$79.7	$97.2	$83.7	$453.7
Other postretirement benefits	$15.1	$14.4	$14.0	$13.5	$13.1	$63.2

(1)	Certain pension benefit payments will be funded by plan assets.

The estimated other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $2.1 million per year. The Company expects to make direct cash benefit payments of approximately $15.1 million for its other postretirement benefit plans in 2011.

FOOTNOTE 14

Earnings per Share

On January 1, 2009, the Company retrospectively adopted the authoritative guidance which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share. The retrospective adoption of the authoritative guidance impacted basic and diluted earnings (loss) per share for 2008, as follows:

	Loss per share from continuing operations	Loss per share- Controlling Interests

Loss per share, as reported	$(0.19)	$(0.19)
Adjustment attributable to participating securities	0.01	0.01

Loss per share, as adjusted	$(0.18)	$(0.18)

Net income (loss) attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock awards and restricted stock units, was $3.1 million, $3.0 million and $(1.2) million for 2010, 2009 and 2008, respectively. The impact of the adoption of the authoritative guidance is included in the below calculation and reconciliation of basic and diluted earnings (loss) per share for the years ended December 31, (in millions, except per share data):

Numerator for basic earnings (loss) per share:	2010	2009	2008

Net income (loss) controlling interests	$292.8	$285.5	$(52.3)
Loss from discontinued operations	—	—	0.5
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.2	0.6

Income (loss) from continuing operations for basic earnings (loss) per share	292.9	285.7	(51.2)
Loss from discontinued operations	—	—	(0.5)

Net income (loss) controlling interests for basic earnings (loss) per share	$292.9	$285.7	$(51.7)

Numerator for diluted earnings (loss) per share:
Income (loss) from continuing operations for basic earnings (loss) per share	$292.9	$285.7	$(51.2)
Effect of Preferred Securities (1)	—	—	—

Income (loss) from continuing operations for diluted earnings (loss) per share	292.9	285.7	(51.2)
Loss from discontinued operations	—	—	(0.5)

Net income (loss) controlling interests for diluted earnings (loss) per share	$292.9	$285.7	$(51.7)

Denominator for basic and diluted earnings (loss) per share:
Weighted-average shares outstanding	279.3	277.7	277.0
Share-based payment awards classified as participating securities	3.1	3.1	2.9

Denominator for basic earnings (loss) per share	282.4	280.8	279.9
Dilutive securities (2)	2.5	1.1	—
Convertible Notes (3)	13.1	9.0	—
Warrants (4)	7.4	3.5	—
Preferred Securities (1)	—	—	—

Denominator for diluted earnings (loss) per share	305.4	294.4	279.9

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.04	$1.02	$(0.18)
Loss from discontinued operations	—	—	—
Net income (loss) controlling interests	$1.04	$1.02	$(0.18)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.96	$0.97	$(0.18)
Loss from discontinued operations	—	—	—
Net income (loss) controlling interests	$0.96	$0.97	$(0.18)

(1)

The Preferred Securities are anti-dilutive for all years presented, and therefore have been excluded from diluted earnings per share. Had the convertible preferred securities been included in the diluted earnings per share calculation, $14.0 million of expenses would have been added back to the net income (loss) for 2010, 2009 and 2008. Weighted-average shares outstanding would have increased by 8.3 million shares for 2010, 2009 and 2008.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding for 2010, 2009 and 2008 exclude the effect of approximately 12.4 million, 13.2 million and 17.2 million stock options, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes issued in March 2009 are dilutive to the extent the average price during the period is greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for 2010 and 2009, as the average price of the Company’s common stock during the quarterly periods the Convertible Notes were outstanding was greater than $8.61. As disclosed in Footnote 9 of the Notes to Consolidated Financial Statements, $324.7 million of the $345.0 million principal amount of the Convertible Notes was extinguished in September 2010, and as such, dilution for 2010 takes into consideration the period of time the Convertible Notes were outstanding. The call options purchased in connection with the convertible note hedge transactions, which were settled in September 2010, had an equal and offsetting impact to the dilution associated with the Convertible Notes. However, because the impact of the purchased call options would reduce weighted-average shares outstanding by 13.1 million shares for 2010, the purchased call options are considered anti-dilutive securities. The authoritative accounting guidance does not permit anti-dilutive securities to be included in weighted-average shares outstanding despite their characteristics and economic impacts. In future periods, the remaining outstanding Convertible Notes could increase diluted average shares outstanding by a maximum of 2.4 million shares.

(4)

The warrants issued in March 2009 were dilutive for the period the warrants were outstanding during the years ended December 31, 2010 and 2009 because the average price of the Company’s common stock during quarterly periods the warrants were outstanding was greater than $11.59, the exercise price of the warrants. As disclosed in Footnote 9 of the Notes to Consolidated Financial Statements, the warrants were settled during September 2010, and as such, dilution for 2010 takes into consideration the period of time the warrants were outstanding. Because the warrants have been settled, the warrants will not impact diluted average shares outstanding in future periods.

FOOTNOTE 15

Stock-Based Compensation

The Company offers stock-based compensation to its employees that includes stock options, restricted stock awards, and time-based and performance-based restricted stock units, as follows:

Stock Options

The Company has issued both nonqualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three to five years, except that in the case of termination due to death, disability or retirement at age 65 or older, options became fully vested and were exercisable for one year following termination. In 2008, the Company modified the retirement provisions applicable to future option grants so that in the case of retirement (as defined in the stock option agreement), options fully vest and are exercisable for a period of time depending on the employee’s age and years of service. Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for the remaining contractual term of the option.

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

Performance-Based Restricted Stock Units

Performance-based restricted stock unit awards represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. In 2010 and 2009, the Company awarded approximately 0.9 million and 1.2 million performance-based restricted stock units, respectively, which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved by the Company. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified conditions. Performance-based restricted stock units are not subject to the payment of dividend equivalents in the same manner as time-based restricted stock units. Rather, with respect to performance-based restricted stock units, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the performance-based restricted stock units vest and the related stock is issued. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service.

Stock Plans

The Company’s stock plans include plans adopted in 1993, 2003 and 2010. In 2010, a plan was approved by the Company’s stockholders (the “2010 Plan”). Upon approval of the 2010 Plan, shares available for issuance of new awards under all plans other than the 2010 Plan were cancelled, and all future grants are required to be made from the 2010 Plan. The total number of shares of the Company’s common stock that may be issued under the 2010 Plan may not exceed 21.0 million; however, stock awards and stock units for one share reduce availability under the 2010 Plan by 2 1/2 shares. The 2010 Plan generally provides for awards to vest over a minimum three-year period, except for performance-based grants, which may vest over a minimum of one year.

The following table depicts the number of shares authorized for issuance and availability under the 2010 Plan (shares in millions):

2010 Plan
Authorized for issuance	21.0

Reserved for issuance of outstanding:
Options	—
Restricted stock awards/units	0.3
Performance-based restricted stock units	—

Shares available for issuance	20.2

As of December 31, 2010, the Company had 15.1 million and 1.2 million options outstanding under the 2003 plan and 1993 plan, respectively. In addition, the Company had 4.9 million restricted stock awards, restricted stock units and performance-based restricted stock units outstanding under the 2003 plan as of December 31, 2010.

The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2010	2009	2008

Stock options	$13.9	$14.4	$16.9
Restricted stock	22.6	20.7	18.7

Stock-based compensation	$36.5	$35.1	$35.6

Stock-based compensation, net of income tax benefit of $8.0 million, $5.3 million and $11.6 million in 2010, 2009 and 2008, respectively	$28.5	$29.8	$24.0

The fair value of stock option awards granted during the years ended December 31, was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	2.9%	2.2%	2.8%
Dividend yield	1.4%	5.2%	3.8%
Expected volatility	38%	35%	25%
Expected life (in years)	6.7	6.8	5.5

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options and volatility.

The following summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in millions):

	Shares	Weighted- Average Exercise Price	Exercisable at End of Year	Weighted Average Exercise Price	Weighted- Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value

Outstanding at December 31, 2007	16.0	$ 27	7.3	$ 27		$19.7
Granted	4.7	22			$ 4
Exercised	(0.1)	23				$0.1
Forfeited / expired	(4.2)	27

Outstanding at December 31, 2008	16.4	$ 26	6.6	$ 27		$—
Granted	3.2	8			$ 2
Forfeited / expired	(3.3)	26

Outstanding at December 31, 2009	16.3	$ 22	7.6	$ 26		$21.1
Granted	1.5	14			$ 5
Exercised	(0.1)	9				$0.5
Forfeited / expired	(1.4)	23

Outstanding at December 31, 2010	16.3	$ 22	8.9	$ 26		$35.4

Vested and expected to vest at December 31, 2010	15.9	$ 22

At December 31, 2010, the aggregate intrinsic value of exercisable options was $1.5 million.

The weighted-average remaining contractual life for options outstanding and options exercisable was six years and four years, respectively, as of December 31, 2010.

The following table summarizes the changes in the number of shares of restricted stock, restricted stock units and performance-based restricted stock units for the following periods (shares in millions):

	Shares	Weighted- average grant date fair value

Outstanding at December 31, 2007	2.6	$ 26
Granted	1.4	20
Vested	(0.4)	23
Forfeited	(0.4)	26

Outstanding at December 31, 2008	3.2	$ 24
Granted	2.8	8
Vested	(0.9)	24
Forfeited	(0.5)	22

Outstanding at December 31, 2009	4.6	$ 15
Granted	2.2	14
Vested	(1.1)	24
Forfeited	(0.5)	13

Outstanding at December 31, 2010	5.2	$ 13

Expected to vest at December 31, 2010	4.9	$ 13

During the years ended December 31, 2010 and 2009, the Company awarded approximately 0.9 million and 1.2 million performance-based restricted stock units, respectively, which entitle recipients to shares of the Company’s common stock at the end of a three-year vesting period if specified market conditions are achieved. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. As of December 31, 2010, 1.8 million performance-based restricted stock units were outstanding, and based on performance through December 31, 2010, recipients of performance-based restricted stock units would be entitled to 2.7 million shares at the vesting date of the awards. The performance-based restricted stock units are included in the preceding table as if the participants earned shares equal to 100% of the units granted.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2010 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)

Stock options	$ 13.9	1
Restricted stock and time-based and performance-based restricted stock units	29.4	1

Total	$ 43.3

FOOTNOTE 16

Income Taxes

As of December 31, 2010 and 2009, the Company had unrecognized tax benefits of $96.8 million and $147.9 million, respectively. If recognized, $90.4 million and $141.4 million as of December 31, 2010 and 2009, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2010 and 2009, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $16.3 million and $43.7 million, respectively. During the years ended December 31, 2010 and 2009, the Company recognized income tax (benefit) expense of $(27.4) million and $8.7 million, respectively, due to the (reduction) increase in the reserves for interest and penalties.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2010	2009

Unrecognized tax benefits balance at January 1,	$147.9	$135.0
Increase in tax positions for prior years	8.0	2.5
Decreases in tax positions for prior years	(41.9)	(0.1)
Increases in tax positions for current year	16.7	11.3
Settlements with taxing authorities	(31.1)	(0.8)
Lapse of statute of limitations	(2.8)	—

Unrecognized tax benefits balance at December 31,	$96.8	$147.9

The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2010	2009	2008

Current:
Federal	$(63.6)	$56.4	$(6.0)
State	(0.5)	8.1	4.7
Foreign	77.7	63.3	46.2

Total current	13.6	127.8	44.9
Deferred	(6.1)	14.9	8.7

Total provision	$7.5	$142.7	$53.6

The non-U.S. component of income before income taxes was $246.9 million, $171.5 million and $208.4 million in 2010, 2009 and 2008, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows for the years ended December 31,:

	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	1.8	1.2	49.4
Foreign tax credit	(9.9)	(7.3)	(1,255.2)
Foreign rate differential and other	(4.0)	2.5	620.8
Resolution of tax contingencies, net of increases	(19.8)	(0.7)	(570.7)
Tax basis differential on goodwill impairment	—	—	2,702.4
Valuation allowance reserve (decrease) increase	(2.4)	0.9	(214.3)
Stock compensation	1.8	1.7	61.5

Effective rate	2.5%	33.3%	1,428.9%

The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2005. During the year ended December 31, 2010, the Company settled its 2005 and 2006 U.S. federal income tax return examinations, including all issues that were at the IRS Appeals Office, and as part of this settlement, entered into binding closing agreements relating to specific issues under examination, resulting in a reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million, including relevant penalties and interest. In addition, the Company’s effective tax rate was favorably impacted by $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination and was adversely affected by $6.7 million due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of equity-based compensation. The Company’s Canadian income tax returns are subject to examination for years after 2003. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2006.

It is reasonably possible that there could be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2010.

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2010	2009

Deferred tax assets:
Accruals not currently deductible for tax purposes	$187.2	$180.9
Postretirement liabilities	69.2	60.3
Inventory reserves	—	3.7
Pension liabilities	97.2	88.4
Self-insurance liability	27.1	10.3
Foreign tax credit carryforward	139.6	97.1
Foreign net operating losses	321.5	275.8
Other	136.8	105.2

Total gross deferred tax assets	978.6	821.7
Less valuation allowance	(419.8)	(320.2)

Net deferred tax assets after valuation allowance	$558.8	$501.5

Deferred tax liabilities:
Accelerated depreciation	$(53.8)	$(89.9)
Amortizable intangibles	(283.3)	(228.1)
Other	(3.9)	—

Total gross deferred tax liabilities	(341.0)	(318.0)

Net deferred tax assets	$217.8	$183.5

Current deferred income tax assets	$179.2	$183.8
Noncurrent deferred income tax assets (liabilities)	38.6	(0.3)

	$217.8	$183.5

The foreign tax credit carryforwards expire from 2014 to 2020, and a majority of the foreign net operating loss carryforwards do not expire except for $31.6 million expiring from 2016 to 2018. The increase in deferred tax asset valuation allowance relates predominantly to foreign jurisdictions where the Company maintains a full valuation allowance on all deferred tax assets. No U.S. deferred taxes have been provided on the undistributed non-U.S. subsidiary earnings that are considered to be indefinitely invested. At December 31, 2010, the estimated amount of total unremitted non-U.S. subsidiary earnings is $568.7 million. It is not practical to estimate the amount of U.S. tax that might be payable on the eventual remittance of such earnings.

Of the Company’s $2.7 billion of goodwill at December 31, 2010, approximately $1.1 billion is deductible for tax purposes.

FOOTNOTE 17

Other (Income) Expense, Net

Other (income) expense, net consists of the following for the years ended December 31, (in millions):

	2010	2009	2008

Equity in earnings	$(0.4)	$(0.6)	$(1.3)
Currency transaction (gain) loss	(7.0)	2.1	7.3
Other	—	0.5	0.9

	$(7.4)	$2.0	$6.9

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

Recurring Fair Value Measurements

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

The following tables present the Company’s non-pension related financial assets and liabilities, which are measured at fair value on a recurring basis as of December 31, 2010 and 2009 (in millions):

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments (1)	$10.5	$—	$10.5	$—
Investment securities, including mutual funds (2)	22.7	7.4	15.3	—
Interest rate swaps	42.3	—	42.3	—
Foreign currency derivatives	2.6	—	2.6	—

Total	$78.1	$7.4	$70.7	$—

Liabilities
Foreign currency derivatives	$2.0	$—	$2.0	$—

Total	$2.0	$—	$2.0	$—

Description	Fair Value as of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments (1)	$14.6	$—	$14.6	$—
Investment securities, including mutual funds (2)	31.6	6.6	25.0	—
Interest rate swaps	20.9	—	20.9	—
Foreign currency derivatives	1.3	—	1.3	—

Total	$68.4	$6.6	$61.8	$—

Liabilities
Interest rate swaps	$2.5	$—	$2.5	$—
Foreign currency derivatives	1.5	—	1.5	—

Total	$4.0	$—	$4.0	$—

(1)

Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)

The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($7.4 million and $16.9 million at December 31, 2010 and 2009, respectively) and other assets ($15.3 million and $14.7 million at December 31, 2010 and 2009, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets, which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill and other intangible assets. During the years ended December 31, 2010 and 2009, the Company recorded impairments of $6.0 million and $32.4 million, respectively, associated with plans to dispose of certain property, plant and equipment. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During 2010 and 2009, no fair value measurements were recorded as a result of the Company’s annual testing of impairment for goodwill and other indefinite-lived intangible assets.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, convertible note hedge instruments, notes payable and short- and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Consolidated Balance Sheets and are disclosed in Footnote 11. The fair values of the Company’s convertible note hedge instruments are disclosed in Footnote 10. The fair values of certain of the Company’s short- and long-term debt are based on quoted market prices and are as follows (in millions):

	2010		2009
	Fair Value	Book Value	Fair Value	Book Value

Medium-term notes	$1,650.7	$1,623.0	$1,520.7	$1,426.6
Preferred securities underlying the junior convertible subordinated debentures	353.8	421.2	307.5	421.2
Convertible notes	45.5	17.5	660.3	284.3

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of December 31, 2010.

FOOTNOTE 19

Industry Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®

Indoor/outdoor organization, food storage and home storage products; infant and juvenile products such as car seats, strollers, highchairs and playards; drapery hardware, window treatments and cabinet hardware; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories

Office Products	Sharpie®, Expo®, Dymo®, Mimio®, Paper Mate®, Parker®, Waterman®

Writing instruments, including pens, pencils, markers and highlighters, and art products; fine writing instruments and leather goods; office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage

Tools, Hardware & Commercial Products	Lenox®, Rubbermaid® Commercial Products, Technical Concepts™, Irwin®, Shur-line®, Bulldog®, BernzOmatic®

Industrial bandsaw blades and cutting tools for pipes and HVAC systems; hand tools and power tool accessories; manual paint applicators, window hardware, convenience hardware and propane torches; cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall-mounted work stations

The Company’s segment results are as follows as of and for the years ended December 31, (in millions):

	2010	2009	2008 (1)

Net Sales (2)
Home & Family	$2,378.4	$2,377.2	$2,654.8
Office Products	1,708.9	1,674.7	1,990.8
Tools, Hardware & Commercial Products	1,671.9	1,525.7	1,825.0

	$5,759.2	$5,577.6	$6,470.6

Operating Income (3)
Home & Family	$281.8	$274.7	$218.3
Office Products	269.4	235.2	212.4
Tools, Hardware & Commercial Products	253.1	245.6	271.7
Corporate	(96.9)	(80.6)	(81.9)
Impairment charges	—	—	(299.4)
Restructuring costs	(77.5)	(100.0)	(120.3)

	$629.9	$574.9	$200.8

Depreciation & Amortization (3)
Home & Family	$51.4	$51.3	$52.1
Office Products	32.1	39.6	49.7
Tools, Hardware & Commercial Products	49.7	48.9	51.0
Corporate	39.1	35.3	30.5

	$172.3	$175.1	$183.3

Capital Expenditures (4)
Home & Family	$38.2	$30.8	$35.3
Office Products	35.5	35.2	20.9
Tools, Hardware & Commercial Products	28.5	26.2	33.4
Corporate	62.5	61.1	68.2

	$164.7	$153.3	$157.8

Identifiable Assets
Home & Family	$896.4	$878.8
Office Products	972.0	970.3
Tools, Hardware & Commercial Products	931.5	892.2
Corporate (5)	3,605.4	3,682.6

	$6,405.3	$6,423.9

Geographic Area Information

	2010	2009	2008

Net Sales
United States	$3,949.9	$3,881.4	$4,447.2
Canada	362.3	326.5	413.4

Total North America	4,312.2	4,207.9	4,860.6
Europe, Middle East and Africa	803.5	795.1	1,000.1
Latin America	269.8	262.9	275.4
Asia Pacific	373.7	311.7	334.5

Total International	1,447.0	1,369.7	1,610.0

	$5,759.2	$5,577.6	$6,470.6

	2010	2009	2008

Operating Income (Loss) (3), (6)
United States	$474.1	$489.3	$152.4
Canada	81.2	65.4	92.0

Total North America	555.3	554.7	244.4
Europe, Middle East and Africa	10.8	(20.1)	(98.9)
Latin America	(0.9)	23.0	8.9
Asia Pacific	64.7	17.3	46.4

Total International	74.6	20.2	(43.6)

	$629.9	$574.9	$200.8

Property, Plant and Equipment, Net
United States	$378.1	$394.1
Canada	3.9	11.6

Total North America	382.0	405.7
Europe, Middle East and Africa	88.0	102.6
Latin America	23.9	24.9
Asia Pacific	35.4	44.9

Total International	147.3	172.4

	$529.3	$578.1

(1)	The 2008 financial information has been adjusted to reflect the segment structure as of December 31, 2010.

(2)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12% of consolidated net sales for the years ended December 31, 2010 and 2009 and 13% of consolidated net sales for the year ended December 31, 2008, substantially across all segments.

(3)

Operating income (loss) is net sales less cost of products sold and selling, general and administrative expenses. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(4)	Corporate capital expenditures primarily relate to the SAP implementation.

(5)	Corporate assets primarily include goodwill, capitalized software, cash and cash equivalents and deferred tax assets.

(6)	The following table summarizes the restructuring costs and impairment charges by region included in operating income (loss) above:

	2010	2009	2008

Restructuring Costs:
United States	$(18.2)	$(32.6)	$(80.9)
Canada	(7.9)	(5.7)	—

Total North America	(26.1)	(38.3)	(80.9)
Europe, Middle East and Africa	(30.4)	(36.4)	(38.7)
Latin America	(12.9)	(6.3)	—
Asia Pacific	(8.1)	(19.0)	(0.7)

Total International	(51.4)	(61.7)	(39.4)

	$(77.5)	$(100.0)	$(120.3)

	2010	2009	2008

Impairment Charges:
United States	$—	$—	$(129.9)
Canada	—	—	—

Total North America	—	—	(129.9)
Europe, Middle East and Africa	—	—	(169.5)
Latin America	—	—	—
Asia Pacific	—	—	—

Total International	—	—	(169.5)

	$—	$—	$(299.4)

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

The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. As a result of the most recent analysis, the Company has product liability reserves of $42.3 million as of December 31, 2010. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In 2010, the Court entered judgment in favor of the Company terminating the action on summary judgment, and Stamps.com has appealed that judgment. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same court. There can be no assurance the Company will prevail on appeal or otherwise be successful in defending itself in these matters.

The Company (through two of its affiliates) has been involved in litigation originally filed in June 2008 in the U.S. District Court for the Western District of North Carolina with Worthington Cylinders (the “Supplier”) over breach of a supply contract and price increases levied by the Supplier after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that the Supplier: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13.0 million to the Company, and the Company was subsequently awarded an additional $2.8 million in pre-judgment interest and attorneys’ fees. The Supplier has appealed the judgment. Under the relevant authoritative accounting guidance, the Company has not recorded any gains in 2010 related to the favorable jury verdict and intends to withhold such action until all contingencies relating to this matter have been resolved.

As of December 31, 2010, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

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

The Company’s estimate of environmental response costs associated with these matters as of December 31, 2010 ranged between $17.2 million and $29.6 million. As of December 31, 2010, the Company had a reserve of $19.3 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.2 million by applying a 5% discount rate to undiscounted obligations of $24.5 million.

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

As of December 31, 2010, the Company had $61.6 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

(d)

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2011 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Cash Flows — Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) — Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements — December 31, 2010, 2009 and 2008

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

(b) EXHIBIT INDEX

ITEM 3 – ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit Number	Description of Exhibit

3.1

Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 12, 2008).

ITEM 4 – INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Exhibit Number	Description of Exhibit

4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008, is included in Item 3.1.

4.2	By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

4.3

Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.4

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

4.5

Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A. (formerly known as The Chase Manhattan Bank (National Association))) as trustee (including the form of Notes for the Company’s 5.50% convertible senior notes due 2014) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 24, 2009).

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

4.9

Form of 10.60% Notes due 2019 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 26, 2009).

4.10

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

4.17

Unwind Agreement dated as of September 17, 2010 with respect to the Call Option Transaction Confirmation dated March 24, 2009 and the Warrant Transaction Confirmation dated March 24, 2009 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

4.18

Partial Termination Agreement dated as of September 22, 2010 with respect to that certain convertible note hedge transaction confirmation dated March 24, 2009 and that certain warrant transaction confirmation dated March 24, 2009 between the Company and JPMorgan Chase Bank, N.A., London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

4.19

Master Confirmation dated as of August 2, 2010 between Newell Rubbermaid Inc. and Goldman, Sachs & Co. Re: Accelerated Stock Buyback (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated and filed August 2, 2010).

4.20

Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010; amendments to the Credit Agreement dated October 10, 2006 and October 12, 2006 are incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006; and an amendment to the Credit Agreement dated October 17, 2007 is incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

4.21

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010; the First Amendment to the Term Loan Credit Agreement dated as of June 30, 2009 is incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 – MATERIAL CONTRACTS

10.1*	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008).

10.2*

Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 11, 2009 (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.3*

Second Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 10, 2010 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.4*

Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09068).

10.5*	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.6*	Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1,

2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.7*

Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007).

10.8*

Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608 and Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-09608).

10.9*

Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).

10.10*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010).

10.11*

Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.12*

Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.13*

Stock Option Agreement granted to Mark D. Ketchum November 9, 2005 under the Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 9, 2005, File No. 001-09608).

10.14*

Form of Restricted Stock Award Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan, as revised February 13, 2008 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 13, 2008).

10.15*

Form of Restricted Stock Unit Agreement under the 2003 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).

10.16*

Amended 2006 Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.17*

Newell Rubbermaid Inc. Long Term Incentive Plan under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2009).

10.18*	Newell Rubbermaid Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.19*	Form of Restricted Stock Unit Agreement under the 2003 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 11, 2009).

10.20*	Form of Restricted Stock Unit Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.21*

Form of Restricted Stock Unit Agreement under the 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.22*	Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.23*

Form of Stock Option Agreement for Chief Executive Officer under the 2010 Stock Plan (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.24*	Employment Security Agreement with Mark D. Ketchum dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2008).

10.25*

Form of Employment Security Agreement with certain of the Company’s Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2008).

10.26*	Form of Employment Security Agreement with Juan R. Figuereo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 3, 2009).

10.27*

Compensation Arrangement for Mark D. Ketchum dated February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.28*

Separation Agreement and General Release dated January 1, 2010, between the Company and Magnus Nicolin (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A dated January 1, 2010).

10.29

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

10.30

Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Item 4.3.

10.31

Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Indenture Trustee, is included in Item 4.4.

10.32

Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)) as trustee (including the form of Notes for the Company’s 5.50% convertible senior notes due 2014), is included in Item 4.5.

10.33

Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.7.

10.34

Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.8.

10.35

Form of 10.60% Note due 2019 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)), as trustee, is included in Item 4.9.

10.36

Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee, is included in Item 4.10.

10.37	Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company, is included in Item 4.11.

10.38	Warrant transaction confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company, is included in Item 4.12.

10.39

Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between JPMorgan Chase Bank, National Association, London Branch and the Company, is included in Item 4.13.

10.40	Convertible note hedge transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company, is included in Item 4.14.

10.41	Warrant transaction confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company, is included in Item 4.15.

10.42	Letter Agreement with respect to Call Option Confirmation and Warrant Confirmation, dated as of March 24, 2009, by and between Bank of America, N.A. and the Company, is included in Item 4.16.

10.43

Unwind Agreement dated as of September 17, 2010 with respect to the Call Option Transaction Confirmation dated March 24, 2009 and the Warrant Transaction Confirmation dated March 24, 2009 between the Company and Bank of America, N.A., is included in Item 4.17.

10.44

Partial Termination Agreement dated as of September 22, 2010 with respect to that certain convertible note hedge transaction confirmation dated March 24, 2009 and that certain warrant transaction confirmation dated March 24, 2009 between the Company and JPMorgan Chase Bank, N.A., London Branch, is included in Item 4.18.

10.45	Master Confirmation dated as of August 2, 2010 between Newell Rubbermaid Inc. and Goldman, Sachs & Co. Re: Accelerated Stock Buyback, is included in Item 4.19.

10.46

Credit Agreement, dated as of November 14, 2005, by and among, the Company, JPMorgan Chase Bank, N.A., as administrative agent, and each lender a signatory thereto, as amended effective October 10, 2006, and as further amended as of October 12, 2006 and October 17, 2007, is included in Item 4.20.

10.47

$400,000,000 Term Loan Credit Agreement, dated as of September 19, 2008, by and among, the Company, Bank of America, N.A., as administrative agent, and each lender a signatory thereto as amended by the First Amendment dated as of June 30, 2009 is included in Item 4.21.

ITEM 12 – STATEMENT RE COMPUTATION OF RATIOS

Exhibit Number	Description of Exhibit

12	Statement of Computation of Earnings to Fixed Charges.

ITEM 14 – CODE OF ETHICS

Exhibit Number	Description of Exhibit

14	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 001-09608).

ITEM 21 – SUBSIDIARIES OF THE REGISTRANT

Exhibit Number	Description of Exhibit

21	Significant Subsidiaries of the Company.

ITEM 23 – CONSENT OF EXPERTS AND COUNSEL

Exhibit Number	Description of Exhibit

23.1	Consent of Ernst and Young LLP.

ITEM 31 – RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 – SECTION 1350 CERTIFICATIONS

Exhibit Number	Description of Exhibit

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 – INTERACTIVE DATA FILE

101.INS(1)	XBRL Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(1)	XBRL Taxonomy Definition Linkbase Document

101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ Juan R. Figuereo
Juan R. Figuereo
Title	Executive Vice President — Chief Financial Officer
Date	March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

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
Raymond G. Viault

Schedule II

Newell Rubbermaid Inc. and subsidiaries

Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision	Charges to Other Accounts	Write-offs (1)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2010	$ 42.2	$ 70.4	$(1.0)	$ (68.6)	$ 43.0
Year ended December 31, 2009	40.6	70.1	0.9	(69.4)	42.2
Year ended December 31, 2008	39.1	85.3	0.7	(84.5)	40.6

(1)	Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Net Provision	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year ended December 31, 2010	$102.1	$18.4	$(0.9)	$(48.9)	$70.7
Year ended December 31, 2009	101.9	57.0	1.6	(58.4)	102.1
Year ended December 31, 2008	68.0	79.0	2.6	(47.7)	101.9