Form 10-Q
period 2011-03-31
NEWELL RUBBERMAID INC
filed 2011-05-06
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☑

Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2011: 291.2 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended March 31,
	2011	2010

Net sales	$1,302.7	$1,306.4
Cost of products sold	811.8	834.7

GROSS MARGIN	490.9	471.7
Selling, general and administrative expenses	354.5	325.6
Restructuring costs	5.8	16.0

OPERATING INCOME	130.6	130.1
Nonoperating expenses:
Interest expense, net	21.9	32.0
Loss related to extinguishment of debt	4.8	0
Other expense (income), net	1.5	(0.3)

Net nonoperating expenses	28.2	31.7

INCOME BEFORE INCOME TAXES	102.4	98.4
Income taxes	26.7	40.0

NET INCOME	$75.7	$58.4

Weighted average shares outstanding:
Basic	294.2	281.1
Diluted	298.2	307.8
Earnings per share:
Basic	$0.26	$0.21
Diluted	$0.25	$0.19
Dividends per share	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$139.7	$139.6
Accounts receivable, net	967.2	997.9
Inventories, net	844.7	701.6
Deferred income taxes	181.4	179.2
Prepaid expenses and other	171.2	113.7

TOTAL CURRENT ASSETS	2,304.2	2,132.0
PROPERTY, PLANT AND EQUIPMENT, NET	535.2	529.3
GOODWILL	2,791.8	2,749.5
OTHER INTANGIBLE ASSETS, NET	662.6	648.3
OTHER ASSETS	343.4	346.2

TOTAL ASSETS	$6,637.2	$6,405.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$548.9	$472.5
Accrued compensation	101.2	190.2
Other accrued liabilities	618.8	698.2
Short-term debt	325.0	135.0
Current portion of long-term debt	411.1	170.0

TOTAL CURRENT LIABILITIES	2,005.0	1,665.9
LONG-TERM DEBT	1,796.3	2,063.9
OTHER NONCURRENT LIABILITIES	797.2	770.0
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	0	0
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	308.1	307.2
Outstanding shares, before treasury:
2011 – 308.1
2010 – 307.2
Treasury stock, at cost:	(430.2)	(425.7)
Shares held:
2011 – 16.9
2010 – 16.7
Additional paid-in capital	594.4	568.2
Retained earnings	2,118.1	2,057.3
Accumulated other comprehensive loss	(555.2)	(605.0)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,035.2	1,902.0
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5

TOTAL STOCKHOLDERS’ EQUITY	2,038.7	1,905.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,637.2	$6,405.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Three Months Ended March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$75.7	$58.4
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	40.7	44.2
Loss related to extinguishment of debt	4.8	0
Deferred income taxes	35.4	21.3
Non-cash restructuring costs	(0.5)	0.9
Stock-based compensation expense	8.1	10.5
Other, net	4.1	9.0
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	45.1	(29.4)
Inventories	(131.7)	(46.1)
Accounts payable	70.3	71.1
Accrued liabilities and other	(260.3)	(110.5)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(108.3)	29.4

INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	(18.9)	(1.5)
Capital expenditures	(44.9)	(31.5)
Proceeds from sales of noncurrent assets	2.7	0

NET CASH USED IN INVESTING ACTIVITIES	(61.1)	(33.0)

FINANCING ACTIVITIES:
Short-term borrowings, net	190.0	0
Proceeds from issuance of debt, net of debt issuance costs	0	1.4
Payments on notes payable and debt	(0.5)	(2.9)
Cash consideration paid for exchange of convertible notes (1)	(3.1)	0
Cash dividends	(14.7)	(13.9)
Other, net	(3.9)	(2.9)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	167.8	(18.3)

Currency rate effect on cash and cash equivalents	1.7	(3.4)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.1	(25.3)
Cash and cash equivalents at beginning of period	139.6	278.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139.7	$253.0

(1)

Consideration provided in connection with the convertible note exchange in March 2011 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2011. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.

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

Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three months ended March 31, 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.

Recent Accounting Pronouncements

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

Venezuelan Operations

The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had approximately $33.7 million of net monetary assets denominated in Bolivar Fuertes as of March 31, 2011 which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During the three months ended March 31, 2011, the Company’s Venezuelan operations generated less than 1% of consolidated net sales.

Footnote 2 — Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company approximately 25.8 million shares of common stock, representing approximately 80% of the shares expected to be purchased under the program at the time the program was announced based on a per share amount of $15.50. The final number of shares that the Company purchased under the ASB was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock from August 11, 2010 until March 21, 2011, subject to certain adjustments. Based on a calculated per share price of $17.95, Goldman Sachs delivered approximately 2.0 million additional shares to the Company on March 24, 2011 in connection with the completion of the ASB, and such shares were immediately retired.

The following table displays the components of accumulated other comprehensive loss as of March 31, 2011 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Loss, net of tax	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$(179.4)	$(425.4)	$(0.2)	$(605.0)

Current period change	45.4	7.3	(2.9)	49.8

Balance at March 31, 2011	$(134.0)	$(418.1)	$(3.1)	$(555.2)

Comprehensive income amounted to the following for the three months ended March 31, (in millions):

	2011	2010

Net income	$75.7	$58.4
Foreign currency translation	45.4	(33.0)
Unrecognized pension & other postretirement costs, including translation effects, net of tax expense of $(1.6) in 2011 and including tax benefits of $7.3 in 2010	7.3	14.5
Derivative hedging loss, net of tax benefit of $0.7 and $0.3 in 2011 and 2010, respectively	(2.9)	(0.2)

Comprehensive income (1)	$125.5	$39.7

(1)	Comprehensive income attributable to noncontrolling interests was not material for disclosure purposes.

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

The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses, otherwise referred to as restructuring-related charges, to implement the European Transformation Plan. During the three months ended March 31, 2011, restructuring and restructuring-related charges incurred in connection with the European Transformation Plan were $5.8 million and $5.3 million, respectively. To date, the Company has incurred $5.8 million of restructuring charges and $20.5 million of restructuring-related charges under the European Transformation Plan. Restructuring-related charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the three months ended March 31, 2011 and are reflected in the Europe, Middle East and Africa operating income for the three months ended March 31, 2011 in Footnote 12 of the Notes to Condensed Consolidated Financial Statements. The Company expects all restructuring and restructuring-related costs under the European Transformation Plan to be substantially incurred by the end of the year ending December 31, 2011.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the changes in accrued restructuring reserves for the European Transformation Plan for the three months ended March 31, 2011 (in millions):

	December 31, 2010 Balance	Provision	Costs Incurred	March 31, 2011 Balance

Employee severance, termination benefits and relocation costs	$—	$5.8	$(0.9)	$4.9

Project Acceleration

In 2010, the Company completed a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration was designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, and reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost. The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated (in millions):

	Three Months Ended March 31,
	2011	2010

Facility and other exit costs	$—	$0.9
Employee severance, termination benefits and relocation costs	—	13.8
Exited contractual commitments and other	—	1.3

	$—	$16.0

A summary of accrued restructuring reserves as of and for the three months ended March 31, 2011 is as follows (in millions):

	December 31, 2010 Balance	Provision	Costs Incurred	March 31, 2011 Balance

Employee severance, termination benefits and relocation costs	$22.2	$—	$(9.9)	$12.3
Exited contractual commitments and other	11.3	—	(1.0)	10.3

	$33.5	$—	$(10.9)	$22.6

The following table depicts the changes in accrued restructuring reserves for the three months ended March 31, 2011 aggregated by reportable business segment (in millions):

Segment	December 31, 2010 Balance	Provision	Costs Incurred	March 31, 2011 Balance

Home & Family	$4.0	$—	$(1.5)	$2.5
Office Products	11.1	—	(3.0)	8.1
Tools, Hardware & Commercial Products	4.8	—	(0.6)	4.2
Corporate	13.6	—	(5.8)	7.8

	$33.5	$—	$(10.9)	$22.6

The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended March 31,
Segment	2011	2010

Home & Family	$—	$3.3
Office Products	—	5.4
Tools, Hardware & Commercial Products	—	1.3
Corporate	5.8	6.0

	$5.8	$16.0

Cash paid for all restructuring activities was $11.8 million and $16.1 million for the three months ended March 31, 2011 and 2010, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2011	December 31, 2010

Materials and supplies	$149.8	$116.8
Work in process	140.3	101.0
Finished products	554.6	483.8

	$844.7	$701.6

Footnote 5 — Debt

The following is a summary of outstanding debt (in millions):

	March 31, 2011	December 31, 2010

Medium-term notes	$1,614.4	$1,623.0
Term loan	150.0	150.0
Convertible notes	0.3	17.5
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	174.0	34.0
Receivables facility	150.0	100.0
Other debt	7.0	7.7

Total debt	2,532.4	2,368.9
Short-term debt	(325.0)	(135.0)
Current portion of long-term debt	(411.1)	(170.0)

Long-term debt	$1,796.3	$2,063.9

Interest Rate Swaps

As of March 31, 2011, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term note balances at March 31, 2011 and December 31, 2010 include mark-to-market adjustments of $33.7 million and $42.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes. The interest rate swaps had the effect of reducing interest expense by $7.7 million and $7.8 million for the three months ended March 31, 2011 and 2010, respectively, compared to the stated rates of the underlying medium-term notes.

Medium-term Notes

As of March 31, 2011, the current portion of long-term debt includes $250.0 million principal amount of the 6.75% senior notes due March 2012.

Convertible Notes

In September 2010, the Company completed an exchange of newly issued shares of common stock and cash for $324.7 million of the $345.0 million outstanding principal amount of the Convertible Notes (the “Exchange Offer”). In the aggregate, the Company paid approximately $52.0 million in cash and issued approximately 37.7 million shares of the Company’s common stock for $324.7 million principal amount of the Convertible Notes validly offered for exchange by the holders pursuant to the Exchange Offer.

In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid approximately $3.1 million in cash and issued approximately 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt during the three months ended March 31, 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in loss related to extinguishment of debt in the Condensed Consolidated Statement of Income for the three months ended March 31, 2011. Further, the value of shares issued increased stockholders’ equity by $44.3 million, and the value of the equity component of the Convertible Notes received and extinguished reduced stockholders’ equity by $25.6 million during the three months ended March 31, 2011. As of March 31, 2011, $0.3 million principal amount of the Convertible Notes remained outstanding.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). As of March 31, 2011, the Company is required to repay the remaining outstanding principal amount of $150.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable no less frequently than monthly. The $150.0 million of outstanding borrowings under the Agreement at March 31, 2011 bear interest at the rate of 2.3%. The Agreement has covenants similar to those in the Company’s syndicated revolving credit facility, including, among other things, the maintenance of interest coverage and total indebtedness to total capital ratios and a limitation on the amount of indebtedness subsidiaries may incur, and the Company was in compliance with such covenants as of March 31, 2011.

Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of March 31, 2011, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of March 31, 2011, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Receivables-Related Borrowings

The Company maintains a 364-day receivables facility that provides for borrowings of up to $200.0 million and expires in September 2011 (the “Receivables Facility”). Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of March 31, 2011. As of March 31, 2011, the financing subsidiary owned $624.3 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at March 31, 2011. As of March 31, 2011, the Company had outstanding borrowings of $150.0 million under the facility which are classified as short-term borrowings, and the Company had $50.0 million available for borrowing under the facility. The $150.0 million of outstanding borrowings under the facility at March 31, 2011 bear interest at a weighted average rate of 1.3%.

Revolving Credit Facility and Commercial Paper

The Company currently has $665.0 million available for borrowing under a syndicated revolving credit facility which expires in November 2012 (the “Revolver”). At March 31, 2011, there were no borrowings under the Revolver. The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of March 31, 2011, the Company was in compliance with the provisions of the agreement governing the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $665.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. As of March 31, 2011 and December 31, 2010, the Company had outstanding commercial paper obligations of $174.0 million and $34.0 million, respectively. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There were no standby letters of credit issued or outstanding under the Revolver as of March 31, 2011.

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

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three months ended March 31, 2011 and 2010.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2011	December 31, 2010	Balance Sheet Location	March 31, 2011	December 31, 2010
Interest rate swaps	Prepaid expenses and other	$8.0	$—	Other accrued liabilities	$—	$—
Interest rate swaps	Other noncurrent assets	25.7	42.3	Other noncurrent liabilities	—	—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.1	1.4	Other accrued liabilities	4.3	2.0
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.5	1.2	Other accrued liabilities	0.3	—

Total assets		$34.3	$44.9	Total liabilities	$4.6	$2.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of March 31, 2011 and December 31, 2010.

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

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statement of Income for the three months ended March 31, (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2011	2010
Interest rate swaps	Interest expense, net	$(8.6)	$14.4

Fixed-rate debt	Interest expense, net	$8.6	$(14.4)

The Company did not record any ineffectiveness related to fair value hedges during the three months ended March 31, 2011 and 2010.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Income and AOCI for the three months ended March 31, (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income		Amount of gain (loss) recognized in AOCI
		2011	2010	2011	2010
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(1.6)	$(0.1)	$(5.3)	$(0.6)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.1)	0.1	(1.9)	2.4

		$(1.7)	$—	$(7.2)	$1.8

The Company did not record any ineffectiveness related to cash flow hedges during the three months ended March 31, 2011 and 2010.

The Company estimates that during the next 12 months it will reclassify losses of approximately $4.3 million included in the pretax amount recorded in AOCI as of March 31, 2011 into earnings, as the anticipated cash flows occur.

Footnote 7 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International

	2011	2010	2011	2010

Service cost-benefits earned during the period	$1.4	$1.3	$1.4	$1.5
Interest cost on projected benefit obligation	12.7	12.9	6.3	7.2
Expected return on plan assets	(14.6)	(14.1)	(6.5)	(6.3)
Amortization of prior service cost and actuarial loss	4.4	3.2	0.3	0.5

Net periodic pension cost	$3.9	$3.3	$1.5	$2.9

The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2011	2010

Service cost-benefits earned during the period	$0.3	$0.4
Interest cost on projected benefit obligation	2.1	2.3
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.4)

Net other postretirement benefit costs	$2.1	$2.3

The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.6 million and $17.1 million during the three months ended March 31, 2011 and 2010, respectively.

Footnote 8 — Income Taxes

As of March 31, 2011, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2010.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to the vesting or cancellation of equity-based compensation awards, changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s effective tax rate for the three months ended March 31, 2011 was favorably impacted by a change in the geographical mix in earnings.

Footnote 9 — Earnings per Share

The calculation of basic and diluted earnings per share is shown below for the three months ended March 31, (in millions, except per share data):

	2011	2010

Numerator for basic and diluted earnings per share:
Net income	$75.7	$58.4
Dividends and equivalents for share-based awards expected to be forfeited	—	—

Net income for basic earnings per share	$75.7	$58.4

Effect of Preferred Securities (1)	—	—

Net income for diluted earnings per share	$75.7	$58.4

Denominator:
Weighted-average shares outstanding	291.2	278.0
Share-based payment awards classified as participating securities	3.0	3.1

Denominator for basic earnings per share	294.2	281.1
Dilutive securities (2)	3.1	1.8
Convertible Notes (3)	0.9	16.5
Warrants (4)	—	8.4
Preferred Securities (1)	—	—

Denominator for diluted earnings per share	298.2	307.8

Basic earnings per share	$0.26	$0.21
Diluted earnings per share	$0.25	$0.19

(1)

The Preferred Securities are anti-dilutive for each of the three months ended March 31, 2011 and 2010, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income would be increased by $3.5 million and weighted-average shares outstanding would be increased by 8.3 million shares for each of the three months ended March 31, 2011 and 2010.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance share awards. The weighted-average shares outstanding exclude the effect of approximately 12.3 million and 13.1 million stock options for the three months ended March 31, 2011 and 2010, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes are dilutive to the extent the average price during the period is greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for the three months ended March 31, 2011 and 2010, as the average price of the Company’s common stock during the three months ended March 31, 2011 and 2010 was greater than $8.61. As disclosed in Footnote 5 of the Notes to Condensed Consolidated Financial Statements, substantially all of the remaining outstanding principal amount of the Convertible Notes were extinguished in March 2011, and as such, dilution for the three months ended March 31, 2011 takes into consideration the period of time the Convertible Notes were outstanding. The Convertible Notes will not meaningfully impact diluted average shares outstanding in subsequent periods because the maximum amount of shares required to settle the “in the money” portion of the $0.3 million of Convertible Notes outstanding as of March 31, 2011 is less than 0.1 million shares.

(4)

The warrant transaction was settled during September 2010 and as such the warrants will not impact diluted average shares outstanding in subsequent periods. The warrants were dilutive for the three months ended March 31, 2010, as the average price of the Company’s common stock during the three months ended March 31, 2010 was greater than $11.59, the exercise price of the warrants.

Footnote 10 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $8.1 million and $10.5 million of pretax stock-based compensation during the three months ended March 31, 2011 and 2010, respectively.

In determining the fair value of stock options granted during the three months ended March 31, 2011, the Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2011 (shares in millions):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2010	16.3	$22	8.9	$1.5
Granted	0.8	20
Forfeited / expired	(0.4)	23

Outstanding at March 31, 2011	16.7	$21	9.8	$1.6

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2011 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	5.2	$13
Granted	1.1	20
Vested	(0.6)	22
Forfeited	(0.1)	11

Outstanding at March 31, 2011	5.6	$13

During the three months ended March 31, 2011, the Company awarded approximately 0.5 million performance-based restricted stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved. The performance-based restricted stock units entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified conditions. As of March 31, 2011, 2.3 million performance-based restricted stock units were outstanding, and based on performance through March 31, 2011, recipients of performance-based restricted stock units would be entitled to 3.1 million shares at the vesting date. The performance-based restricted stock units are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 11 — Fair Value Disclosures

Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in millions):

Description	Fair Value as of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$11.5	$—	$11.5	$—
Investment securities, including mutual funds (2)	24.0	7.6	16.4	—
Interest rate swaps	33.7	—	33.7	—
Foreign currency derivatives	0.6	—	0.6	—

Total	$69.8	$7.6	$62.2	$—

Liabilities
Foreign currency derivatives	$4.6	$—	$4.6	$—

Total	$4.6	$—	$4.6	$—

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$10.5	$—	$10.5	$—
Investment securities, including mutual funds (2)	22.7	7.4	15.3	—
Interest rate swaps	42.3	—	42.3	—
Foreign currency derivatives	2.6	—	2.6	—

Total	$78.1	$7.4	$70.7	$—

Liabilities
Foreign currency derivatives	$2.0	$—	$2.0	$—

Total	$2.0	$—	$2.0	$—

(1)

Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)

The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($7.6 million and $7.4 million as of March 31, 2011 and December 31, 2010, respectively) and other assets ($16.4 million and $15.3 million as of March 31, 2011 and December 31, 2010, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three months ended March 31, 2011, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the three months ended March 31, 2011, no nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.

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

	March 31, 2011		December 31, 2010
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,656.1	$1,614.4	$1,650.7	$1,623.0
Preferred securities underlying the junior convertible subordinated debentures	403.6	421.2	353.8	421.2

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of March 31, 2011.

Footnote 12 — Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products

Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®	Indoor/outdoor organization, food storage and home storage products; infant and juvenile products such as car seats, strollers, highchairs and playards; drapery hardware, window treatments and cabinet hardware; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories

Office Products	Sharpie®, Expo®, Dymo®, Mimio®, Paper Mate®, Parker®, Waterman®	Writing instruments, including pens, pencils, markers and highlighters, and art products; fine writing instruments and leather goods; office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage

Tools, Hardware & Commercial Products	Lenox®, Rubbermaid® Commercial Products, Irwin®, Shur-line®, Bulldog®, BernzOmatic®	Industrial bandsaw blades and cutting tools for pipes and HVAC systems; hand tools and power tool accessories; manual paint applicators, window hardware, convenience hardware and propane torches; cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall-mounted work stations

The Company’s segment results are as follows (in millions):

	Three Months Ended March 31,
	2011	2010

Net Sales (1)
Home & Family	$534.1	$556.9
Office Products	364.9	351.6
Tools, Hardware & Commercial Products	403.7	397.9

	$1,302.7	$1,306.4

Operating Income (Loss) (2)
Home & Family	$56.6	$68.8
Office Products	54.9	47.3
Tools, Hardware & Commercial Products	49.4	51.6
Corporate	(24.5)	(21.6)
Restructuring costs	(5.8)	(16.0)

	$130.6	$130.1

	March 31, 2011	December 31, 2010

Identifiable Assets
Home & Family	$935.7	$896.4
Office Products	1,036.1	972.0
Tools, Hardware & Commercial Products	972.1	931.5
Corporate (3)	3,693.3	3,605.4

	$6,637.2	$6,405.3

Geographic Area Information

	Three Months Ended March 31,
	2011	2010

Net Sales (1), (4)
United States	$868.0	$904.6
Canada	81.5	78.0

Total North America	949.5	982.6
Europe, Middle East and Africa	188.5	188.8
Latin America	73.1	55.7
Asia Pacific	91.6	79.3

Total International	353.2	323.8

	$1,302.7	$1,306.4

	Three Months Ended March 31,
	2011	2010

Operating Income (2), (5)
United States	$79.9	$101.7
Canada	12.9	15.3

Total North America	92.8	117.0
Europe, Middle East and Africa	15.1	0.1
Latin America	5.4	2.3
Asia Pacific	17.3	10.7

Total International	37.8	13.1

	$130.6	$130.1

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 9% and 13% of consolidated net sales in the three months ended March 31, 2011 and 2010, respectively.

(2)

Operating income by segment is net sales less cost of products sold and selling, general & administrative (“SG&A”) expenses. Operating income by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring and related costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Corporate depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	Geographic sales information is reported by based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income above:

	Three Months Ended March 31,
	2011	2010

Restructuring Costs:
United States	$—	$6.3
Canada	—	—

Total North America	—	6.3
Europe, Middle East and Africa	5.8	8.2
Latin America	—	—
Asia Pacific	—	1.5

Total International	5.8	9.7

	$5.8	$16.0

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

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of DYMO|Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In 2010, the Court entered judgment in favor of the Company terminating the action on summary judgment, and Stamps.com has appealed that judgment. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same court. There can be no assurance the Company will prevail on appeal or otherwise be successful in defending itself in these matters.

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

The Company (through two of its affiliates) has been involved in litigation originally filed in June 2008 in the U.S. District Court for the Western District of North Carolina with Worthington Cylinders (the “Supplier”) over breach of a supply contract and price increases levied by the Supplier after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that the Supplier: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13.0 million to the Company, and the Company was subsequently awarded an additional $2.8 million in pre-judgment interest and attorneys’ fees. The Supplier has appealed the judgment. Under the relevant authoritative accounting guidance, the Company has not recorded any gains during the three months ended March 31, 2011 or any earlier period related to the favorable jury verdict and intends to withhold such action until all contingencies relating to this matter have been resolved.

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

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin®, and Lenox®. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

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

•

Building Brands That Matter™ to drive demand involves continued focus on consumer-driven innovation, developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand-building activities, including investments in research and development to better understand target consumers and their needs.

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

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor® , Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories
Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Mimio®	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods

Segment	GBU	Key Brands	Description of Primary Products
Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall mounted work stations
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®, BernzOmatic®	Manual paint applicators, window hardware, convenience hardware and propane torches

Market and Performance Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first three months of 2011 were impacted by the following factors:

•

Overall core sales declined 1.7% primarily due to the estimated $30 to $35 million of pre-buying that occurred in the first quarter of 2010, ahead of the April 2010 SAP launch in the North American operations of the Rubbermaid Consumer and Commercial Products GBUs.

•	Core sales growth of nearly 5% in the Company’s international businesses, including 21.5% and 7.2% core sales growth in Latin America and Asia Pacific, respectively.

•

Productivity gains, higher overhead absorption resulting from inventory builds in advance of international expansion and new product demand, pricing and improved product mix, partially offset by the impacts of input cost inflation, resulted in a 160 basis point expansion in gross margins.

•

Continued selective spend for strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During the first three months of 2011, the Company’s spend for strategic brand-building and consumer demand creation activities included spend for the following:

•	Graco® Smart Seat™ All-In-One Car Seat, the first all-in-one car seat to feature a one-time install, stay-in-car Smart Base™ that accommodates newborns all the way up to children weighing 100 pounds;

•

An integrated marketing campaign to support the launch of the Rubbermaid® Glass with Easy Find Lids food storage platform, which combines the nesting, stacking and “no spill lid” system with the reheating and serving advantages of glass;

•	Ongoing support for the Rubbermaid® RevealTM Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•

The Décor GBU’s continued rollout of the Size-in-Store program, which leverages advanced technology to make it easy for consumers to purchase custom-sized Levolor® blinds and shades right in the store;

•	Initiatives to support international expansion, with a particular focus on activities supporting launches of Graco®, Rubbermaid®, Paper Mate® and Sharpie® products in Brazil;

•	Continued expansion of dedicated Parker® “shop-in-shop” retail outlets in China and other regions to enhance in-store merchandising;

•	Expansion of sales forces in the Technology and Industrial Products & Services GBUs to drive greater sales penetration and enhance the availability of products;

•

DVAC 1 Pass Cleaning Solution™ by Rubbermaid Commercial Products®, which combines dusting, vacuuming, mopping and waste collection into a single mobile unit, boosting productivity and reducing labor costs;

•

Rubbermaid® Commercial Products Clean Water System, which is a revolutionary mopping system featuring an integrated, patent-pending water filter for generating clean water from dirty mopping water; and

•	The launch of Lenox’s innovative new hole saw, which features a unique slotted design for easy plug removal.

•

Completion of the Capital Structure Optimization Plan after finalization of the accelerated stock buyback program in March 2011 resulting in an additional 2 million shares of the Company’s common stock being repurchased and retired. In addition, the Company exchanged shares and cash for an additional $20 million principal amount of the extant convertible notes in the first quarter of 2011, essentially eliminating these notes from the Company’s capital structure. With the completion of the Capital Structure Optimization Plan, annual interest expense is expected to decline by approximately $20 to $30 million. Pursuant to the accelerated stock buyback program, the Company in effect repurchased 28 million of the 40 million shares that were issued in convertible note exchanges. The interest savings more than offset the net dilution, and the net impact is expected to be accretive to earnings per share.

•	Continued the implementation of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business.

In addition, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, to take effect with the Company’s second quarter 2011 dividend payment.

Ongoing Initiatives

European Transformation Plan

In 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning system in Europe, all with the aim of increasing operating margin in the European region to at least ten percent.

The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million, to be substantially incurred by the end of 2011. The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses to implement the European Transformation Plan. Through March 31, 2011, the Company has incurred restructuring and restructuring-related charges of approximately $6 million and $21 million, respectively, under the European Transformation Plan. The Company expects to realize annualized after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan.

As part of its European Transformation Plan, the Company has initiated the relocation of key personnel to Geneva, Switzerland, during the three months ended March 31, 2011, and the relocation is expected to be substantially complete by the end of 2011. In addition, the Company has undertaken various projects to maximize gross margins and centralize operations in the region.

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

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through March 31, 2011, the North American operations of 12 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts. Additional SAP go-lives for certain of the Company’s North American operations are scheduled for the first half of 2011, and the Company’s European operations are expected to go-live on SAP in the first half of 2012.

Foreign Currency – Venezuela

The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of March 31, 2011, the Company’s Venezuelan subsidiary had approximately $33.7 million of net monetary assets denominated in Bolivar Fuertes, and as a result, a 5% increase/(decrease) in the applicable exchange rate would decrease/(increase) the Company’s pretax income by $1.7 million.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three months ended March 31, (in millions, except percentages):

	2011		2010

Net sales	$1,302.7	100.0%	$1,306.4	100.0%
Cost of products sold	811.8	62.3	834.7	63.9

Gross margin	490.9	37.7	471.7	36.1
Selling, general and administrative expenses	354.5	27.2	325.6	24.9
Restructuring costs	5.8	0.5	16.0	1.2

Operating income	130.6	10.0	130.1	10.0
Nonoperating expenses:
Interest expense, net	21.9	1.7	32.0	2.4
Loss related to extinguishment of debt	4.8	0.3	—	—
Other expense (income), net	1.5	0.1	(0.3)	—

Net nonoperating expenses	28.2	2.1	31.7	2.4

Income before income taxes	102.4	7.9	98.4	7.6
Income taxes	26.7	2.1	40.0	3.1

Net income	$75.7	5.8%	$58.4	4.5%

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Consolidated Operating Results:

Net sales for the three months ended March 31, 2011 were $1,302.7 million, representing a decrease of $3.7 million, or 0.3%, from $1,306.4 million for the three months ended March 31, 2010. The following table sets forth an analysis of changes in consolidated net sales:

2011
Core sales	(1.7)%
Foreign currency	1.4

Total change in net sales	(0.3)%

Core sales decreased 1.7% due primarily to an estimated $30 to $35 million of sales in the first quarter of 2010 that resulted from customers pre-buying in advance of the April 2010 SAP go live in the North American operations of the Rubbermaid Consumer and Rubbermaid Commercial Products businesses and an estimated $5 to $10 million of Office Products sales in the fourth quarter of 2010 due to customer order acceleration to qualify for annual volume rebates. On a year-over-year comparison basis, these shifts in the timing of sales increased first quarter 2010 sales by $30 to $35 million and reduced first quarter 2011 sales by $5 to $10 million, and adversely impacting reported core sales growth by an estimated 320 basis points. Foreign currency had the effect of increasing net sales by 1.4%. Excluding foreign currency, sales in the Company’s international businesses increased approximately 4.8% while sales in domestic businesses, which were the businesses impacted by the shifts in the timing of sales, declined approximately 3.9% versus the prior year.

Gross margin, as a percentage of net sales, for the three months ended March 31, 2011 was 37.7%, or $490.9 million, versus 36.1%, or $471.7 million, for the three months ended March 31, 2010. The primary drivers of the 160 basis point gross margin improvement were productivity gains, higher overhead absorption due to inventory builds in advance of international expansion and new product demand, product mix and pricing, partially offset by input cost inflation. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.

SG&A expenses for the three months ended March 31, 2011 were 27.2% of net sales, or $354.5 million, versus 24.9% of net sales, or $325.6 million, for the three months ended March 31, 2010. In constant currency, SG&A expenses increased approximately $24.0 million due to $6.0 million of incremental investment in brand building in support of new product launches and new product development, $5.0 million of incremental strategic spending directed towards organic growth in faster growing and new categories, $7.0 million of incremental structural SG&A spend in support of geographic expansion and distribution gains, and $5.3 million in restructuring-related costs incurred during the three months ended March 31, 2011 in connection with the European Transformation Plan.

The Company recorded restructuring costs of $5.8 million and $16.0 million for the three months ended March 31, 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was largely attributable to the completion of Project Acceleration in 2010. The restructuring costs for the three months ended March 31, 2011 relate to the European Transformation Plan and consist of employee severance, termination benefits and employee relocation costs. The restructuring costs for the three months ended March 31, 2010 relate to Project Acceleration and include $0.9 million of facility and other exit costs, $13.8 million of employee severance, termination benefits and employee relocation costs, and $1.3 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended March 31, 2011 was $130.6 million, or 10.0% of net sales, versus $130.1 million, or 10.0% of net sales, for the three months ended March 31, 2010. The 160 basis point gross margin expansion and the impact of reduced restructuring and related costs were offset by increased SG&A spend for strategic and other demand creation activities.

Net nonoperating expenses for the three months ended March 31, 2011 were $28.2 million versus $31.7 million for the three months ended March 31, 2010. Interest expense for the three months ended March 31, 2011 was $21.9 million, a decrease of $10.1 million from $32.0 million for the three months ended March 31, 2010, due to lower overall borrowing rates resulting from benefits from the Capital Structure Optimization Plan and a more favorable interest rate environment. The decrease in interest expense was partially offset by a $4.8 million loss related to the March 2011 extinguishment of $20.0 million principal amount of convertible notes.

The Company recognized income tax expense of $26.7 million for the three months ended March 31, 2011, compared to $40.0 million for the three months ended March 31, 2010. The Company’s effective tax rate was 26.1% for the three months ended March 31, 2011, compared to 40.7% for the three months ended March 31, 2010. The Company’s effective tax rate for the three months ended March 31, 2011 was favorably impacted by a change in the geographical mix in earnings, as well as the 2010 impact of significant non-cash tax charges associated with the vesting of equity-based compensation and the expiration of certain domestic tax credits, which are not expected to recur in 2011.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2011	2010	% Change

Home & Family	$534.1	$556.9	(4.1)%
Office Products	364.9	351.6	3.8
Tools, Hardware & Commercial Products	403.7	397.9	1.5

Total Net Sales	$1,302.7	$1,306.4	(0.3)%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended March 31, 2011 as compared to net sales for the three months ended March 31, 2010:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(5.1)%	1.7%	—%
Foreign currency	1.0	2.1	1.5

Total change in net sales	(4.1)%	3.8%	1.5%

Operating income (loss) by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2011	2010	% Change

Home & Family	$56.6	$68.8	(17.7)%
Office Products	54.9	47.3	16.1
Tools, Hardware & Commercial Products	49.4	51.6	(4.3)
Corporate	(24.5)	(21.6)	(13.4)
Restructuring costs	(5.8)	(16.0)	63.8

Total Operating Income	$130.6	$130.1	0.4%

Home & Family

Net sales for the three months ended March 31, 2011 were $534.1 million, a decrease of $22.8 million, or 4.1%, from $556.9 million for the three months ended March 31, 2010. Core sales declined 5.1%, which was primarily attributable to softness in the domestic markets and customers pre-buying in the first quarter of 2010 in advance of the April 2010 SAP go-live in the Rubbermaid Consumer GBU. Foreign currency had a favorable impact of 1.0%.

The Baby & Parenting and Rubbermaid Consumer GBUs were the primary contributors to the segment’s core sales decline, with both realizing double digit core sales declines due to the SAP pre-buys in the first quarter of 2010 and softness in North America resulting from consumers trading down in certain product categories and reduced promotional activity by retailer customers. These declines were partially offset by double-digit core sales growth in the Décor GBU due to expanded distribution.

Operating income for the three months ended March 31, 2011 was $56.6 million, or 10.6% of net sales, a decrease of $12.2 million, or 17.7%, from $68.8 million, or 12.4% of net sales, for the three months ended March 31, 2010. The 180 basis point decrease in operating margin is attributable to input cost inflation and less leverage of SG&A as a result of the sales decline partially offset by pricing, improved product mix and productivity initiatives. In constant currency, SG&A costs as a percentage of net sales increased by approximately 200 basis points due primarily to lower sales and secondarily to higher SG&A spend to support geographic expansion and distribution gains.

Office Products

Net sales for the three months ended March 31, 2011 were $364.9 million, an increase of $13.3 million, or 3.8%, from $351.6 million for the three months ended March 31, 2010. Core sales increased 1.7%, led by mid single-digit core sales growth in the Technology and Fine Writing & Luxury Accessories GBUs partially offset by an estimated $5 to $10 million of sales shifted to the fourth quarter of 2010 due to customer order acceleration to qualify for annual volume rebates. Foreign currency had a favorable impact of 2.1%.

Operating income for the three months ended March 31, 2011 was $54.9 million, or 15.0% of net sales, an increase of $7.6 million, or 16.1%, from $47.3 million, or 13.5% of net sales, for the three months ended March 31, 2010. The 150 basis point improvement in operating margin is attributable to productivity gains, higher overhead absorption due to inventory builds in advance of international expansion and new product demand, and improved product mix, partially offset by the impacts of inflation. Additionally, constant currency SG&A costs as a percentage of net sales increased 350 basis points due to brand building and other strategic SG&A spending to support new market entries and geographic expansion.

Tools, Hardware & Commercial Products

Net sales for the three months ended March 31, 2011 were $403.7 million, an increase of $5.8 million, or 1.5%, from $397.9 million for the three months ended March 31, 2010. Core sales remained relatively unchanged; however, customers pre-buying in the first quarter of 2010 in advance of the April 2010 SAP go-live for the North American operations of the Rubbermaid Commercial Products GBU had the effect of reducing reported core sales growth by an estimated 450 basis points. International growth was particularly strong with high teen core sales growth in both the Latin America and Asia Pacific regions. Foreign currency had a favorable impact of 1.5%.

Core sales growth of nearly 20% in the Industrial Products & Services GBU was offset by a mid single digit core sales decline in the Rubbermaid Commercial Products GBU due to the SAP pre-buys in the first quarter of 2010.

Operating income for the three months ended March 31, 2011 was $49.4 million, or 12.2% of net sales, a decrease of $2.2 million, or 4.3%, from $51.6 million, or 13.0% of net sales, for the three months ended March 31, 2010. The 80 basis point decrease in operating margin is attributable to impacts of input cost inflation and product mix partially offset by pricing and productivity initiatives. Constant currency SG&A as a percentage of sales increased 50 basis points due to incremental strategic spend to support organic growth and new product launches.

Liquidity and Capital Resources

Cash and cash equivalents increased (decreased) as follows for the three months ended March 31, (in millions):

	2011	2010

Cash (used in) provided by operating activities	$(108.3)	$29.4
Cash used in investing activities	(61.1)	(33.0)
Cash provided by (used in) financing activities	167.8	(18.3)
Currency effect on cash and cash equivalents	1.7	(3.4)

Increase (decrease) in cash and cash equivalents	$0.1	$(25.3)

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

Cash used in operating activities for the three months ended March 31, 2011 was $108.3 million compared to cash provided by operating activities of $29.4 million for the three months ended March 31, 2010. This decrease is primarily attributable to higher inventory levels at the end of first quarter of 2011 in anticipation of international expansion and new product demand and the timing of customer program and income tax payments compared to the three months ended March 31, 2010.

The Company borrowed $190.0 million during the three months ended March 31, 2011 pursuant to short-term borrowing arrangements, including the receivables facility and the issuance of commercial paper. The short-term borrowings were used to fund working capital requirements in the first quarter of 2011.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

In connection with the extinguishment of $20.0 million principal amount of the 5.5% senior convertible notes due 2014, the Company paid $3.1 million in cash to the holders of such convertible notes during the three months ended March 31, 2011.

Aggregate dividends paid were $14.7 million and $13.9 million for the three months ended March 31, 2011 and 2010, respectively.

Capital expenditures were $44.9 million and $31.5 million for the three months ended March 31, 2011 and 2010, respectively. The largest single capital project in both three month periods was the implementation of SAP, which represented $13.9 million and $10.4 million of capital expenditures for the three months ended March 31, 2011 and 2010, respectively.

During the three months ended March 31, 2011, the Company paid $18.9 million in connection with acquisitions.

Cash used for restructuring activities was $11.8 million and $16.1 million for the three months ended March 31, 2011 and 2010, respectively, and is included in cash (used in) provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at March 31, 2011 were $139.7 million, and the Company had $491.0 million and $50.0 million of borrowing capacity under its Revolver and receivables facility, respectively.

•

Working capital at March 31, 2011 was $299.2 million compared to $466.1 million at December 31, 2010, and the current ratio at March 31, 2011 was 1.15:1 compared to 1.28:1 at December 31, 2010. The decrease in working capital and the current ratio is primarily attributable to higher levels of current and short-term debt.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.54:1 at March 31, 2011 and December 31, 2010.

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

Borrowing Arrangements

The Company’s Revolver expires in November 2012. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings and access to the credit markets may limit the Company’s ability to use the full $665.0 million of borrowing capacity under the Revolver to issue commercial paper. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of March 31, 2011, commercial paper obligations outstanding were $174.0 million. As of March 31, 2011, there were no borrowings or standby letters of credit outstanding under the Revolver, and $491.0 million of borrowing capacity was available under the Revolver.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million and matures in September 2011. As of March 31, 2011, aggregate borrowings of $150.0 million were outstanding under the facility at a weighted-average interest rate of 1.25%, and the remaining $50.0 million was available for borrowing.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the three months ended March 31, (in millions):

	2011		2010

Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average

Commercial paper	$180.0	$78.8	$—	$—
Receivables financing facility	150.0	98.3	—	—

The indentures governing the Company’s medium-term and convertible senior notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term and convertible senior notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $550.0 million. As of March 31, 2011, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and the receivables facility and utilize the $541.0 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt was $2.5 billion and $2.4 billion as of March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011, the Company extinguished an additional $20.0 million principal amount of the 5.5% convertible notes due 2014 in exchange for total consideration of $47.4 million, consisting of 2.3 million shares of the Company’s common stock and cash of $3.1 million. As of March 31, 2011, the current portion of long-term debt and short-term debt totaled $736.1 million, including $250.0 million principal amount of the 6.75% medium-term notes due March 2012, the $150.0 million remaining principal amount of the term loan due in September 2011, $150.0 million of borrowings under the receivables facility and $174.0 million of commercial paper.

The following table presents the average outstanding debt and weighted average interest rates for the three months ended March 31, ($ in millions):

	2011	2010

Average outstanding debt	$2,343.5	$2,466.6
Average interest rate (1)	3.7%	5.3%

(1)	Average interest rate is net of the impacts of fixed-for-floating interest rate swaps that relate to $1.0 billion principal amount of the medium-term notes.

The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 59.6% and 56.3% of total debt as of March 31, 2011 and December 31, 2010, respectively.

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

Dividends

The Company paid a quarterly dividend of $0.05 per share during the three months ended March 31, 2011. In April 2011, the Company’s Board of Directors approved an increase in the quarterly dividend to $0.08 per share effective with the second quarter 2011 dividend. The Company intends to maintain dividends at a level such that operating cash flows can be used to repay outstanding debt and improve its investment grade credit rating.

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

Changes in the Company’s operating results, cash flows or financial position could impact the ratings assigned by the various rating agencies, and changes in the ratings may impact the rate of interest payable on certain of the Company’s indebtedness. The ratings from credit rating agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

Outlook

For the year ending December 31, 2011, the Company continues to expect to generate cash flows from operations of more than $550 million after restructuring and restructuring-related cash payments of $90 to $100 million. The Company plans to fund capital expenditures of approximately $200 million, which include expenditures associated with the implementation of SAP in Europe and the remainder of the North America businesses.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets and availability under the Revolver and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $325.0 million representing borrowings under the receivables facility and commercial paper obligations, $150.0 million principal payment due under the term loan in September 2011, and $250.0 million principal amount of medium-term notes due March 2012.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2010.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of March 31, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors set forth in the Company’s 2010 Form 10-K have been updated to remove the following risk factor:

•	Actions by the Company’s counterparty to the accelerated stock buyback may affect the market for the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

On March 7 and 11, 2011, the Company engaged in private exchanges pursuant to which approximately $20.0 million aggregate principal amount of the Company’s 5.50% Convertible Senior Notes due 2014 were exchanged. The Company paid the holders thereof an aggregate of approximately $3.6 million in cash (including accrued and unpaid interest), and issued the holders thereof an aggregate of 2,328,956 shares of the Company’s common stock. The shares of the Company’s common stock were issued exclusively to existing security holders of the Company pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from the offer and did not pay, directly or indirectly, any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting the exchange.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/11-1/31/11	—	$—	—	—
2/1/11-2/28/11	204,825	19.93	—	—
3/1/11-3/31/11	2,064,900	17.96	2,046,735	—

Total	2,269,725	$18.14	2,046,735	—

(1)

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company 25,806,452 shares of common stock, representing approximately 80% of the shares that would be purchased under the ASB based on an initial per share amount of $15.50. Goldman Sachs delivered the initial amount of shares on August 10, 2010. The aggregate number of shares that the Company ultimately purchased under the ASB was determined based on the average of the daily volume-weighted average share prices of the common stock over the course of a calculation period from August 11, 2010 until March 21, 2011, subject to certain adjustments. Upon settlement following the end of the calculation period, Goldman Sachs delivered an additional 2,046,735 shares to the Company based on a share price of approximately $17.95 per share.

(2)

All shares (other than those purchased under the ASB) purchased during the three months ended March 31, 2011 were acquired by the Company to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock and restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In March 2011, in addition to the shares purchased under the ASB, the Company purchased 18,165 shares, in connection with vesting of employees’ stock based awards, at an average price of $19.21 per share. In the aggregate, the Company purchased 222,990 shares, in connection with vesting of employees’ stock based awards, at an average price of $19.87 per share during the three months ended March 31, 2011.

Item 6. Exhibits

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

NEWELL RUBBERMAID INC.
Registrant

Date: May 6, 2011	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date: May 6, 2011	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer