Form 10-Q
period 2011-06-30
NEWELL RUBBERMAID INC
filed 2011-08-05
CIK 814453

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2011

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

Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2011: 291.4 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net sales	$1,572.8	$1,496.2	$2,875.5	$2,802.6
Cost of products sold	982.9	908.9	1,794.7	1,743.6

GROSS MARGIN	589.9	587.3	1,080.8	1,059.0
Selling, general and administrative expenses	391.0	362.6	745.5	688.2
Restructuring costs	1.0	21.2	6.8	37.2

OPERATING INCOME	197.9	203.5	328.5	333.6
Nonoperating expenses:
Interest expense, net	21.3	33.2	43.2	65.2
Loss related to extinguishment of debt	0	0	4.8	0
Other expense (income), net	3.6	(5.9)	5.1	(6.2)

Net nonoperating expenses	24.9	27.3	53.1	59.0

INCOME BEFORE INCOME TAXES	173.0	176.2	275.4	274.6
Income taxes	26.3	45.8	53.0	85.8

NET INCOME	$146.7	$130.4	$222.4	$188.8

Weighted average shares outstanding:
Basic	294.3	281.5	294.2	281.3
Diluted	304.9	315.4	297.4	311.6
Earnings per share:
Basic	$0.50	$0.46	$0.76	$0.67
Diluted	$0.49	$0.41	$0.75	$0.61
Dividends per share	$0.08	$0.05	$0.13	$0.10

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Amounts in millions, except par values)

	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$143.6	$139.6
Accounts receivable, net	1,139.9	997.9
Inventories, net	933.2	701.6
Deferred income taxes	167.8	179.2
Prepaid expenses and other	147.7	113.7

TOTAL CURRENT ASSETS	2,532.2	2,132.0
PROPERTY, PLANT AND EQUIPMENT, NET	544.6	529.3
GOODWILL	2,800.4	2,749.5
OTHER INTANGIBLE ASSETS, NET	668.4	648.3
OTHER ASSETS	346.9	346.2

TOTAL ASSETS	$6,892.5	$6,405.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$659.1	$472.5
Accrued compensation	115.7	190.2
Other accrued liabilities	625.5	698.2
Short-term debt	313.9	135.0
Current portion of long-term debt	408.8	170.0

TOTAL CURRENT LIABILITIES	2,123.0	1,665.9
LONG-TERM DEBT	1,805.5	2,063.9
OTHER NONCURRENT LIABILITIES	779.3	770.0
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	0	0
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	308.3	307.2
Outstanding shares, before treasury:
2011 – 308.3
2010 – 307.2
Treasury stock, at cost:	(430.7)	(425.7)
Shares held:
2011 – 16.9
2010 – 16.7
Additional paid-in capital	603.1	568.2
Retained earnings	2,241.5	2,057.3
Accumulated other comprehensive loss	(541.0)	(605.0)

STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,181.2	1,902.0
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5

TOTAL STOCKHOLDERS’ EQUITY	2,184.7	1,905.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,892.5	$6,405.3

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Amounts in millions)

	Six Months Ended June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$222.4	$188.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	81.5	86.9
Loss related to extinguishment of debt	4.8	0
Deferred income taxes	56.2	16.7
Non-cash restructuring (benefits) costs	(1.2)	1.9
Stock-based compensation expense	16.7	18.8
Other, net	10.4	12.7
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Accounts receivable	(122.8)	(165.1)
Inventories	(215.2)	(131.8)
Accounts payable	178.2	172.4
Accrued liabilities and other	(246.5)	(17.9)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(15.5)	183.4

INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	(18.9)	(1.5)
Capital expenditures	(96.1)	(69.3)
Proceeds from sales of noncurrent assets	4.1	8.7
Other	(5.1)	(2.0)

NET CASH USED IN INVESTING ACTIVITIES	(116.0)	(64.1)

FINANCING ACTIVITIES:
Short-term borrowings, net	177.8	0
Proceeds from issuance of debt, net of debt issuance costs	1.1	2.4
Payments on notes payable and debt	(0.8)	(108.4)
Cash consideration paid for exchange of convertible notes (1)	(3.1)	0
Cash dividends	(38.1)	(28.0)
Other, net	(4.5)	(3.1)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	132.4	(137.1)

Currency rate effect on cash and cash equivalents	3.1	(0.7)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4.0	(18.5)
Cash and cash equivalents at beginning of period	139.6	278.3

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143.6	$259.8

(1)

Consideration provided in connection with the convertible note exchange in March 2011 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2011. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s latest Annual Report on Form 10-K.

Seasonal Variations: Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three and six months ended June 30, 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.

Recent Accounting Pronouncements: Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders’ equity. ASU 2011-05 will be effective for the Company’s interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

Venezuelan Operations: The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had approximately $37.1 million of net monetary assets denominated in Bolivar Fuertes as of June 30, 2011, which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During the three and six months ended June 30, 2011, the Company’s Venezuelan operations generated less than 1% of consolidated net sales.

Footnote 2 — Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)

On August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company approximately 25.8 million shares of common stock. The final number of shares that the Company purchased under the ASB was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock from August 11, 2010 until March 21, 2011, subject to certain adjustments. Based on a calculated per share price of $17.95, Goldman Sachs delivered approximately 2.0 million additional shares to the Company on March 24, 2011 in connection with the completion of the ASB, and such shares were immediately retired.

The following table displays the components of accumulated other comprehensive loss as of June 30, 2011 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Loss, net of tax	Accumulated Other Comprehensive Loss

Balance at December 31, 2010	$(179.4)	$(425.4)	$(0.2)	$(605.0)
Current period change	54.8	11.1	(1.9)	64.0

Balance at June 30, 2011	$(124.6)	$(414.3)	$(2.1)	$(541.0)

Comprehensive income amounted to the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$146.7	$130.4	$222.4	$188.8
Foreign currency translation	9.4	(44.8)	54.8	(77.8)
Unrecognized pension and other postretirement costs, net of tax expense of $1.6 and $3.2 for the three and six months ended June 30, 2011, respectively, and tax expense (benefit) of $2.0 and $(5.3) for the three and six months ended June 30, 2010, respectively, and including translation effects	3.8	2.3	11.1	16.8
Derivative hedging gain (loss), net of tax expense (benefit) of $0.4 and $(0.3) for the three and six months ended June 30, 2011, respectively, and tax expense of $1.3 and $1.0 for the three and six months ended June 30, 2010, respectively	1.0	1.3	(1.9)	1.1

Comprehensive income (1)	$160.9	$89.2	$286.4	$128.9

(1)	Comprehensive income attributable to noncontrolling interests was not material for disclosure purposes.

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

The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses, otherwise referred to as restructuring-related charges, to implement the European Transformation Plan. Restructuring-related charges are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2010 and are reflected in the Europe, Middle East and Africa operating income for the three and six months ended June 30, 2011 and 2010 in Footnote 12. The Company expects all restructuring costs under the European Transformation Plan to be substantially incurred by the end of the year ending December 31, 2011 and substantially all restructuring-related costs to be incurred by the end of the year ending December 31, 2012.

The following table depicts the restructuring and restructuring-related charges incurred in connection with the European Transformation Plan (in millions):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011	Since inception through June 30, 2011

Restructuring charges	$1.0	$6.8	$6.8
Restructuring-related charges	9.0	14.3	29.5

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the changes in accrued restructuring reserves for the European Transformation Plan for the six months ended June 30, 2011 (in millions):

	December 31, 2010 Balance	Provision	Costs Incurred	June 30, 2011 Balance

Employee severance, termination benefits and relocation costs	$0	$6.8	$(1.8)	$5.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Facility and other exit costs	$0	$0.8	$0	$1.7
Employee severance, termination benefits and relocation costs	0	18.4	0	32.2
Exited contractual commitments and other	0	2.0	0	3.3

	$0	$21.2	$0	$37.2

A summary of accrued restructuring reserves as of and for the six months ended June 30, 2011 is as follows (in millions):

	December 31, 2010 Balance	Provision	Costs Incurred	June 30, 2011 Balance

Employee severance, termination benefits and relocation costs	$22.2	$0	$(15.5)	$6.7
Exited contractual commitments and other	11.3	0	(3.2)	8.1

	$33.5	$0	$(18.7)	$14.8

The following table depicts the changes in accrued restructuring reserves for the six months ended June 30, 2011 aggregated by reportable business segment (in millions):

Segment	December 31, 2010 Balance	Provision	Costs Incurred	June 30, 2011 Balance

Home & Family	$4.0	$0	$(2.6)	$1.4
Office Products	11.1	0	(6.9)	4.2
Tools, Hardware & Commercial Products	4.8	0	(0.9)	3.9
Corporate	13.6	0	(8.3)	5.3

	$33.5	$0	$(18.7)	$14.8

The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2011	2010	2011	2010

Home & Family	$0	$3.1	$0	$6.4
Office Products	0	5.8	0	11.2
Tools, Hardware & Commercial Products	0	2.3	0	3.6
Corporate	1.0	10.0	6.8	16.0

	$1.0	$21.2	$6.8	$37.2

Cash paid for all restructuring activities was $8.7 million and $20.5 million for the three and six months ended June 30, 2011, respectively, and $15.2 million and $31.3 million for the three and six months ended June 30, 2010, respectively.

Footnote 4 — Inventories, Net

Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2011	December 31, 2010

Materials and supplies	$156.1	$116.8
Work in process	140.1	101.0
Finished products	637.0	483.8

	$933.2	$701.6

Footnote 5 — Debt

The following is a summary of outstanding debt (in millions):

	June 30, 2011	December 31, 2010

Medium-term notes	$1,622.2	$1,623.0
Term loan	150.0	150.0
Convertible notes	0.1	17.5
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	111.9	34.0
Receivables facility	200.0	100.0
Other debt	7.3	7.7

Total debt	2,528.2	2,368.9
Short-term debt	(313.9)	(135.0)
Current portion of long-term debt	(408.8)	(170.0)

Long-term debt	$1,805.5	$2,063.9

Interest Rate Swaps

As of June 30, 2011, the Company had entered into fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to $1.0 billion of the principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swaps. The medium-term note balances at June 30, 2011 and December 31, 2010 include mark-to-market adjustments of $41.5 million and $42.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps had the effect of reducing interest expense by $7.7 million and $7.0 million for the three months ended June 30, 2011 and 2010, respectively, and by $15.4 million and $14.8 million for the six months ended June 30, 2011 and 2010, respectively.

Medium-term Notes

As of June 30, 2011, the current portion of long-term debt includes $250.0 million principal amount of the 6.75% senior notes due March 2012.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). As of June 30, 2011, the Company is required to repay the remaining outstanding principal amount of $150.0 million in September 2011, the maturity date. Borrowings under the Agreement bear interest at a rate of LIBOR plus a spread that is determined based on the credit rating of the Company, and interest is payable no less frequently than monthly. The $150.0 million of outstanding borrowings under the Agreement at June 30, 2011 bear interest at the rate of 2.2%. The Agreement has covenants similar to those in the Company’s syndicated revolving credit facility, including, among other things, the maintenance of interest coverage and total indebtedness to total capital ratios and a limitation on the amount of indebtedness subsidiaries may incur, and the Company was in compliance with such covenants as of June 30, 2011.

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

In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid approximately $3.1 million in cash and issued approximately 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt during the six months ended June 30, 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in loss related to extinguishment of debt in the Condensed Consolidated Statement of Income for the six months ended June 30, 2011. Further, the value of shares issued increased stockholders’ equity by $44.3 million, and the value of the equity component of the Convertible Notes received and extinguished reduced stockholders’ equity by $25.6 million during the six months ended June 30, 2011. During the three months ended June 30, 2011, the Company exchanged an additional $0.2 million principal amount of the Convertible Notes generally based on the same terms and conditions as offered to the holders of the Convertible Notes in previous exchanges. As of June 30, 2011, $0.1 million principal amount of the Convertible Notes remained outstanding.

Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of June 30, 2011, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of June 30, 2011, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.

Receivables-Related Borrowings

The Company maintains a 364-day receivables facility that provides for borrowings of up to $200.0 million and expires in September 2011 (the “Receivables Facility”). Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of June 30, 2011. As of June 30, 2011, the financing subsidiary owned $722.4 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2011. As of June 30, 2011, the Company had outstanding borrowings of $200.0 million under the facility which are classified as short-term borrowings. The $200.0 million of outstanding borrowings under the facility at June 30, 2011 bear interest at a weighted average rate of 1.2%.

Revolving Credit Facility and Commercial Paper

The Company currently has a $665.0 million syndicated revolving credit facility which expires in November 2012 (the “Revolver”). At June 30, 2011, there were no borrowings under the Revolver. The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of June 30, 2011, the Company was in compliance with the provisions of the agreement governing the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $665.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. As of June 30, 2011 and December 31, 2010, the Company had outstanding commercial paper obligations of $111.9 million and $34.0 million, respectively. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There were no standby letters of credit issued or outstanding under the Revolver as of June 30, 2011.

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

Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and six months ended June 30, 2011 and 2010.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2011	December 31, 2010	Balance Sheet Location	June 30, 2011	December 31, 2010

Interest rate swaps	Prepaid expenses and other	$6.5	$0	Other accrued liabilities	$0	$0
Interest rate swaps	Other noncurrent assets	35.0	42.3	Other noncurrent liabilities	0	0
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.1	1.4	Other accrued liabilities	2.8	2.0
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.4	1.2	Other accrued liabilities	0.2	0

Total assets		$42.0	$44.9	Total liabilities	$3.0	$2.0

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2011 and December 31, 2010.

The Company is a party to an interest rate swap in an asset position; in the event the interest rate swap is in a liability position, settlement could be accelerated if the Company’s credit rating falls below investment grade. The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statement of Income for the three and six months ended June 30, 2011 and 2010 (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Interest rate swaps	Interest expense, net	$7.8	$21.2	$(0.8)	$35.6

Fixed-rate debt	Interest expense, net	$(7.8)	$(21.2)	$0.8	$(35.6)

The Company did not record any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2011 and 2010.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statement of Income and AOCI for the three and six months ended June 30, 2011 and 2010 (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(3.2)	$(0.1)	$(4.7)	$(0.2)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.2)	0.1	(0.3)	0.2

		$(3.4)	$0	$(5.0)	$0

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in AOCI
		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(1.7)	$2.6	$(7.0)	$2.0
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.2)	3.7	(2.1)	6.1

		$(1.9)	$6.3	$(9.1)	$8.1

The Company did not record any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2011 and 2010.

The Company estimates that during the next 12 months it will reclassify losses of approximately $2.7 million included in the pretax amount recorded in AOCI as of June 30, 2011 into earnings, as the anticipated cash flows occur.

Footnote 7 — Employee Benefit and Retirement Plans

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International

	2011	2010	2011	2010

Service cost-benefits earned during the period	$0.8	$0.7	$1.6	$1.3
Interest cost on projected benefit obligation	12.0	12.4	7.1	7.0
Expected return on plan assets	(15.2)	(14.6)	(7.7)	(6.4)
Curtailment and settlement costs	0	0	2.1	0
Amortization of prior service cost and actuarial loss	4.4	3.2	0.3	0.5

Net periodic pension cost	$2.0	$1.7	$3.4	$2.4

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International

	2011	2010	2011	2010

Service cost-benefits earned during the period	$2.2	$2.0	$3.0	$2.8
Interest cost on projected benefit obligation	24.7	25.3	13.4	14.2
Expected return on plan assets	(29.8)	(28.7)	(14.2)	(12.7)
Curtailment and settlement costs	0	0	2.1	0
Amortization of prior service cost and actuarial loss	8.7	6.4	0.6	1.0

Net periodic pension cost	$5.8	$5.0	$4.9	$5.3

The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Service cost-benefits earned during the period	$0.3	$0.3	$0.6	$0.7
Interest cost on projected benefit obligation	2.1	2.3	4.2	4.6
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.3)	(0.6)	(0.7)

Net other postretirement benefit costs	$2.1	$2.3	$4.2	$4.6

The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.6 million and $17.1 million during the six months ended June 30, 2011 and 2010, respectively.

Footnote 8 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effect of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to the vesting or cancellation of equity-based compensation awards, changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s effective tax rate for the three and six months ended June 30, 2011 was favorably impacted by a benefit of $20.8 million associated with the realization of unrecognized tax benefits, including interest and penalties, due to the expiration of various worldwide statutes of limitation. The effective tax rate for the six months ended June 30, 2011 was also favorably impacted by a change in the geographical mix in earnings.

The Company’s effective tax rate for the six months ended June 30, 2010 was favorably impacted by a benefit of $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination offset by $6.7 million of income tax expense due to the write-off of deferred tax assets determined not to be realizable upon the vesting of restricted stock. In addition, the tax rate for the six months ended June 30, 2010 was adversely impacted by the expiration of certain U.S. tax incentives, including credits for certain research and development activities.

Footnote 9 — Earnings per Share

The calculation of basic and diluted earnings per share is shown below for the three and six months ended June 30, (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Numerator for basic and diluted earnings per share:
Net income	$146.7	$130.4	$222.4	$188.8
Dividends and equivalents for share-based awards expected to be forfeited	0	0.1	0	0.1

Net income for basic earnings per share	$146.7	$130.5	$222.4	$188.9
Effect of Preferred Securities (1)	3.5	0	0	0

Net income for diluted earnings per share	$150.2	$130.5	$222.4	$188.9

Denominator:
Weighted-average shares outstanding	291.4	278.3	291.3	278.2
Share-based payment awards classified as participating securities	2.9	3.2	2.9	3.1

Denominator for basic earnings per share	294.3	281.5	294.2	281.3
Dilutive securities (2)	2.3	2.8	2.7	2.3
Convertible Notes (3)	0	19.2	0.5	17.8
Warrants (4)	0	11.9	0	10.2
Preferred Securities (1)	8.3	0	0	0

Denominator for diluted earnings per share	304.9	315.4	297.4	311.6

Basic earnings per share	$0.50	$0.46	$0.76	$0.67

Diluted earnings per share	$0.49	$0.41	$0.75	$0.61

(1)

The Preferred Securities are dilutive for the three months ended June 30, 2011, and as a result, the interest expense included in net income has been added back on an after-tax basis and the shares of common stock into which the Preferred Securities are convertible have been included in the denominator for diluted earnings per share. The Preferred Securities are anti-dilutive for the six months ended June 30, 2011 as well as for the three and six months ended June 30, 2010, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for three month period ended June 30, 2010 would be increased by $3.5 million and net income for each six month period ended June 30, 2011 and 2010 would be increased by $7.0 million. Weighted-average shares outstanding would be increased by 8.3 million shares for the three and each of the six month periods.

(2)

Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of approximately 11.9 million and 12.4 million stock options for the three months ended June 30, 2011 and 2010, respectively, and 12.1 million and 12.8 million stock options for the six months ended June 30, 2011 and 2010, respectively, because such options were anti-dilutive.

(3)

The Convertible Notes were dilutive to the extent the average price during the period was greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for the three and six month periods ended June 30, 2011 and 2010, as the average price of the Company’s common stock during these periods was greater than $8.61. As disclosed in Footnote 5 of the Notes to Condensed Consolidated Financial Statements, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011, and as such, dilution for the three and six months ended June 30, 2011 takes into consideration the period of time the Convertible Notes were outstanding. The Convertible Notes will not meaningfully impact diluted average shares outstanding in subsequent periods because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes outstanding as of June 30, 2011 is not material.

(4)

The warrant transaction was settled during September 2010 and as such the warrants did not impact diluted average shares outstanding in periods subsequent thereto. The warrants were dilutive for the three and six months ended June 30, 2010, as the average price of the Company’s common stock during those periods was greater than $11.59, the exercise price of the warrants.

Footnote 10 — Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $8.6 million and $8.3 million of pretax stock-based compensation during the three months ended June 30, 2011 and 2010, respectively, and $16.8 million and $18.8 million during the six months ended June 30, 2011 and 2010, respectively.

In determining the fair value of stock options granted during the six months ended June 30, 2011, the Company utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2011 (in millions except per share amounts):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable

Outstanding at December 31, 2010	16.3	$22	8.9	$1.5
Granted	0.8	20
Forfeited / expired	(1.0)	22

Outstanding at June 30, 2011	16.1	$21	9.4	$0.4

The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2011 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	5.2	$13
Granted	1.3	19
Vested	(0.8)	21
Forfeited	(0.2)	12

Outstanding at June 30, 2011	5.5	$13

During the six months ended June 30, 2011, the Company awarded 0.5 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of June 30, 2011, 2.3 million PSUs were outstanding, and based on performance through June 30, 2011, recipients of PSUs would be entitled to 1.4 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 11 — Fair Value Disclosures

Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in millions):

Description	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$10.4	$0	$10.4	$0
Investment securities, including mutual funds (2)	20.5	7.7	12.8	0
Interest rate swaps	41.5	0	41.5	0
Foreign currency derivatives	0.5	0	0.5	0

Total	$72.9	$7.7	$65.2	$0

Liabilities
Foreign currency derivatives	$3.0	$0	$3.0	$0

Total	$3.0	$0	$3.0	$0

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Money market fund investments (1)	$10.5	$0	$10.5	$0
Investment securities, including mutual funds (2)	22.7	7.4	15.3	0
Interest rate swaps	42.3	0	42.3	0
Foreign currency derivatives	2.6	0	2.6	0

Total	$78.1	$7.4	$70.7	$0

Liabilities
Foreign currency derivatives	$2.0	$0	$2.0	$0

Total	$2.0	$0	$2.0	$0

(1)

Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)

The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($4.9 million and $7.4 million as of June 30, 2011 and December 31, 2010, respectively) and other assets ($15.6 million and $15.3 million as of June 30, 2011 and December 31, 2010, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the six months ended June 30, 2011, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the six months ended June 30, 2011, no nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.

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

	June 30, 2011		December 31, 2010
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,673.4	$1,622.2	$1,650.7	$1,623.0
Preferred securities underlying the junior convertible subordinated debentures	396.0	421.2	353.8	421.2

The carrying amounts of all other significant debt, including the term loan, approximate fair value. The term loan is not publicly traded and accordingly, the fair value of this instrument was determined using a discounted cash flow model and market rates of interest as of June 30, 2011.

Footnote 12 — Segment Information

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products

Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®	Indoor/outdoor organization, food storage and home storage products; infant and juvenile products such as car seats, strollers, highchairs and playards; drapery hardware, window treatments and cabinet hardware; gourmet cookware, bakeware, cutlery and small kitchen electrics; hair care accessories

Office Products	Sharpie®, Expo®, Dymo®, Mimio®, Paper Mate®, Parker®, Waterman®	Writing instruments, including pens, pencils, markers and highlighters, and art products; fine writing instruments and leather goods; office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage

Tools, Hardware & Commercial Products	Lenox®, Rubbermaid® Commercial Products, Irwin®, Shur-line®, Bulldog®	Industrial bandsaw blades and cutting tools for pipes and HVAC systems; hand tools and power tool accessories; manual paint applicators, window hardware and convenience hardware; cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall-mounted work stations

The Company’s segment results are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales (1)
Home & Family	$601.4	$592.0	$1,135.5	$1,148.9
Office Products	499.9	483.5	864.8	835.1
Tools, Hardware & Commercial Products	471.5	420.7	875.2	818.6

	$1,572.8	$1,496.2	$2,875.5	$2,802.6

Operating Income (Loss) (2)
Home & Family	$64.6	$75.6	$121.2	$144.4
Office Products	96.3	99.4	151.2	146.7
Tools, Hardware & Commercial Products	67.2	70.1	116.6	121.7
Corporate	(29.2)	(20.4)	(53.7)	(42.0)
Restructuring Costs	(1.0)	(21.2)	(6.8)	(37.2)

	$197.9	$203.5	$328.5	$333.6

	June 30, 2011	December 31, 2010

Identifiable Assets
Home & Family	$979.0	$896.4
Office Products	1,222.7	972.0
Tools, Hardware & Commercial Products	1,007.4	931.5
Corporate (3)	3,683.4	3,605.4

	$6,892.5	$6,405.3

Geographic Area Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales (1), (4)
United States	$1,051.1	$1,042.0	$1,919.1	$1,946.6
Canada	105.7	88.0	187.2	166.0

Total North America	1,156.8	1,130.0	2,106.3	2,112.6
Europe, Middle East and Africa	226.5	215.2	415.0	404.0
Latin America	80.5	67.2	153.6	122.9
Asia Pacific	109.0	83.8	200.6	163.1

Total International	416.0	366.2	769.2	690.0

	$1,572.8	$1,496.2	$2,875.5	$2,802.6

Operating Income (2), (5)
United States	$145.1	$150.8	$225.0	$252.5
Canada	24.8	20.0	37.7	35.3

Total North America	169.9	170.8	262.7	287.8
Europe, Middle East and Africa	4.4	20.0	19.5	20.1
Latin America	3.9	1.6	9.3	3.9
Asia Pacific	19.7	11.1	37.0	21.8

Total International	28.0	32.7	65.8	45.8

	$197.9	$203.5	$328.5	$333.6

(1)

All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 10.0% and 9.8% of consolidated net sales in the three and six months ended June 30, 2011, respectively, and approximately 11.5% of consolidated net sales in the three and six months ended June 30, 2010.

(2)

Operating income by segment is net sales less cost of products sold and selling, general & administrative (“SG&A”) expenses. Operating income by geographic area is net sales less cost of products sold, SG&A expenses, and restructuring and restructuring-related costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Restructuring Costs
United States	$0	$4.1	$0	$10.4
Canada	0	5.1	0	5.1

Total North America	0	9.2	0	15.5
Europe, Middle East and Africa	1.0	7.3	6.8	15.6
Latin America	0	2.1	0	2.1
Asia Pacific	0	2.6	0	4.0

Total International	1.0	12.0	6.8	21.7

	$1.0	$21.2	$6.8	$37.2

Footnote 13 — Other Accrued Liabilities

Other accrued liabilities included the following (in millions):

	June 30, 2011	December 31, 2010

Customer accruals	$244.6	$280.9
Accruals for manufacturing, marketing and freight expenses	93.9	108.9
Accrued self-insurance liabilities	72.6	73.1
Accrued pension, defined contribution and other postretirement benefits	37.8	45.3
Accrued contingencies, primarily legal, environmental and warranty	41.0	39.1
Accrued restructuring (See Footnote 3)	20.0	33.5
Other	115.6	117.4

Other accrued liabilities	$625.5	$698.2

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

The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $42.7 million and $42.3 million as of June 30, 2011 and December 31, 2010, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of DYMO|Endicia Internet Postage. Endicia is party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com seeks unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In 2010, the Court entered judgment in favor of the Company terminating the action on summary judgment, and on June 15, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed that judgment. Stamps.com’s petition for a rehearing before the Federal Circuit panel has been denied. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same trial court as the first proceeding. There can be no assurance the Company will be successful in defending itself in these matters.

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

The Company (through two of its affiliates) has been involved in litigation originally filed in June 2008 in the U.S. District Court for the Western District of North Carolina with Worthington Industries, Inc. (“Worthington”) over breach of a supply contract and price increases levied by Worthington after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that Worthington: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13.0 million to the Company, and the Company was subsequently awarded an additional $2.8 million in pre-judgment interest and attorneys’ fees. As referenced in Footnote 15, in conjunction with the sale of the Company’s hand torch and solder business to Worthington, the parties agreed to settle all claims.

As of June 30, 2011, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.

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

The Company’s estimate of environmental response costs associated with these matters as of June 30, 2011 ranged between $19.8 million and $32.3 million. As of June 30, 2011, the Company had a reserve of $22.0 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $18.7 million by applying a 5% discount rate to undiscounted obligations of $27.8 million.

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

Although management of the Company cannot predict the ultimate outcome of these proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s condensed consolidated financial statements.

Footnote 15 — Subsequent Events

On July 1, 2011, the Company entered into an agreement and sold its hand torch and solder business to Worthington for preliminary cash consideration of $51.0 million, which includes $8.0 million to be held in escrow. The cash consideration is subject to adjustment based on a determination of net working capital transferred to Worthington. The cash consideration transferred to the Company contemplated settlement of all claims involving the Company’s litigation with Worthington referenced in Footnote 14.

In connection with the sale of the business, the Company transferred net assets with a carrying value of approximately $11.1 million to Worthington, representing property, plant and equipment, certain intangible assets, and net working capital. The Company retained approximately $13.0 million of accounts receivable associated with the hand torch and solder business that resulted from sales prior to July 1, 2011.

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

Business Overview

Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin® and Lenox®. The Company’s multi-product offering consists of well-known name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.

Business Strategy

Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. The Company’s strategy is to build Brands That Matter™ to drive demand, fuel growth through margin expansion and scale synergies and leverage the portfolio for faster growth.

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

•

Leveraging the portfolio includes more complete deployment of our brands in existing customers and geographies, accelerating global expansion, targeting investment in higher growth businesses and categories, and acquiring businesses that facilitate geographic and category expansion, thus enhancing the potential for growth and improved profitability.

In implementing the three tenets of its strategy, the Company is focused on Everyday Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.

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

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories
Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Mimio®	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods

Segment	GBU	Key Brands	Description of Primary Products
Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall mounted work stations
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®	Manual paint applicators, window hardware and convenience hardware

Market and Performance Overview

The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first six months of 2011 were impacted by the following factors:

•

Overall core sales were modestly positive compared to the same period last year, with double-digit increases in Latin America and Asia Pacific offset by declines in North America and Europe. The Company is targeting increased core sales growth in the second half of 2011. In that regard, the Company’s financial results for the remainder of 2011 will primarily be impacted by: the extent to which the Baby & Parenting GBU stabilizes; how consumers respond to price increases at Rubbermaid Consumer; and the quality of the sell-through in the remainder of the back-to-school season in the Office Products segment.

•

Core sales increased 4.5% in the Tools, Hardware & Commercial Products segment, led by double-digit core sales growth in the Industrial Products & Services GBU, offset by a core sales decline of 2.7% in the Home & Family segment, which is primarily attributable to the impact of market dynamics in the Baby & Parenting product categories. When combined with Office Products’ unchanged core sales, the Company generated modest overall core sales growth.

•	Input cost inflation was substantially offset by productivity and pricing and resulted in gross margins of 37.6%, a 20 basis point decrease compared to the same period in 2010.

•

Continued selective spend for strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During the first six months of 2011, the Company’s spend for strategic brand-building and consumer demand creation activities included spend for the following:

•	Graco® Smart Seat™ All-In-One Car Seat, the first all-in-one car seat to feature a one-time install, stay-in-car Smart Base™ that accommodates newborns all the way up to children weighing 100 pounds;

•	Launch of the Rubbermaid® Glass with Easy Find Lids food storage platform, which combines the nesting, stacking and “no spill lid” system with the reheating and serving advantages of glass;

•	Ongoing support for the Rubbermaid® RevealTM Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•

The Décor GBU’s continued rollout of the Size-in-Store program, which leverages advanced technology to make it easy for consumers to purchase custom-sized Levolor® blinds and shades right in the store;

•	Initiatives to support global expansion, with a particular focus on activities supporting launches of Graco®, Rubbermaid® food storage, Paper Mate® and Sharpie® products in Brazil;

•	Paper Mate®’s innovative ultra-low viscosity ink products, rolling out world-wide, starting in Latin America;

•	Continued expansion of dedicated Parker® “shop-in-shop” retail outlets in China and other regions to enhance in-store merchandising;

•	Launches of the Parker® SonnetTM Collection and Waterman® Pure WhiteTM collection;

•	Expansion of sales forces in the Technology and Industrial Products & Services GBUs to drive greater sales penetration and enhance the availability of products;

•

DVAC 1 Pass Cleaning Solution™ by Rubbermaid® Commercial Products, which combines dusting, vacuuming, mopping and waste collection into a single mobile unit, boosting productivity and reducing labor costs;

•

Rubbermaid® Commercial Products HYGEN Clean Water System, which is a revolutionary mopping system featuring an integrated, innovative water filter for generating clean water from dirty mopping water; and

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

•

The expiration of various worldwide statutes of limitation for certain tax periods, resulting in the reversal of taxes accrued for certain tax contingencies, including interest and penalties, of $21 million.

In addition, the Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, which took effect with the Company’s dividend paid in June 2011.

On July 1, 2011, the Company sold its hand torch and solder business to Worthington Industries, Inc. for cash consideration of $51 million. The Company intends to use substantially all the proceeds to pay down debt. The divested business is a component of the Company’s Hardware GBU within the Tools, Hardware & Commercial Products segment. Annual net sales of the business were approximately $100 million in 2010 with gross margins below the Company’s average.

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

The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million. The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses, otherwise referred to as restructuring-related charges, to implement the European Transformation Plan. The Company expects all restructuring costs under the European Transformation Plan to be substantially incurred by the end of the year ending December 31, 2011 and substantially all restructuring-related costs to be incurred by the end of the year ending December 31, 2012. Through June 30, 2011, the Company has incurred restructuring and restructuring-related charges of approximately $7 million and $30 million, respectively, under the European Transformation Plan. The Company expects to realize annualized after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan.

As part of its European Transformation Plan, the Company has initiated the relocation of key personnel to Geneva, Switzerland, during the six months ended June 30, 2011, and the relocation is expected to be substantially complete by the end of 2011. In addition, the Company has undertaken various projects to maximize gross margins and centralize operations in the region.

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

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through June 30, 2011, the North American operations of 12 of the Company’s 13 GBUs have successfully gone live with their SAP implementation efforts. Additional SAP go-lives for certain of the Company’s North American operations are scheduled for the second half of 2011, and the Company’s European operations are expected to go-live on SAP in the first half of 2012.

Foreign Currency – Venezuela

The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of June 30, 2011, the

Company’s Venezuelan subsidiary had approximately $37.1 million of net monetary assets denominated in Bolivar Fuertes at the SITME rate of 5.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 5% increase/(decrease) in the applicable exchange rate would decrease/(increase) the Company’s pretax income by $1.9 million.

Results of Operations

The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Income as reported and as a percentage of net sales for the three and six months ended June 30, (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010

Net sales	$1,572.8	100.0%	$1,496.2	100.0%	$2,875.5	100.0%	$2,802.6	100.0%
Cost of products sold	982.9	62.5	908.9	60.7	1,794.7	62.4	1,743.6	62.2

Gross margin	589.9	37.5	587.3	39.3	1,080.8	37.6	1,059.0	37.8
Selling, general and administrative expenses	391.0	24.9	362.6	24.2	745.5	25.9	688.2	24.6
Restructuring costs	1.0	0.1	21.2	1.4	6.8	0.2	37.2	1.3

Operating income	197.9	12.6	203.5	13.6	328.5	11.4	333.6	11.9
Nonoperating expenses:
Interest expense, net	21.3	1.4	33.2	2.2	43.2	1.5	65.2	2.3
Loss related to extinguishment of debt	0	0	0	0	4.8	0.2	0	0
Other expense (income), net	3.6	0.2	(5.9)	(0.4)	5.1	0.2	(6.2)	(0.2)

Net nonoperating expenses	24.9	1.6	27.3	1.8	53.1	1.8	59.0	2.1

Income before income taxes	173.0	11.0	176.2	11.8	275.4	9.6	274.6	9.8
Income taxes	26.3	1.7	45.8	3.1	53.0	1.8	85.8	3.1

Net income	$146.7	9.3%	$130.4	8.7%	$222.4	7.7%	$188.8	6.7%

Three Months Ended June 30, 2011 vs. Three Months Ended June 30, 2010

Consolidated Operating Results:

Net sales for the three months ended June 30, 2011 were $1,572.8 million, representing an increase of $76.6 million, or 5.1%, from $1,496.2 million for the three months ended June 30, 2010. The following table sets forth an analysis of changes in consolidated net sales for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 (in millions, except percentages):

Core sales	$27.8	1.9%
Foreign currency	48.8	3.2

Total change in net sales	$76.6	5.1%

Core sales increased 1.9%, which reflects customers’ pre-buying in the first quarter of 2010 in advance of the April 2010 SAP go-live in the North American operations of the Rubbermaid Consumer and Commercial Products businesses. The shift in the timing of sales reduced second quarter 2010 sales by an estimated $35 million, thereby favorably impacting reported core sales growth in the second quarter of 2011 by an estimated 230 basis points. Foreign currency had the effect of increasing net sales by 3.2%. Excluding foreign currency, sales in the Company’s North American and international businesses increased approximately 1.8% and 2.1%, respectively. Core sales growth in the North American businesses includes an estimated 300 basis points of improvement due to the shift in the timing of sales resulting from the SAP pre-buys.

Gross margin, as a percentage of net sales, for the three months ended June 30, 2011 was 37.5%, or $589.9 million, versus 39.3%, or $587.3 million, for the three months ended June 30, 2010. The 175 basis point decline in gross margin was attributable to the Company’s pricing actions lagging input and sourced product cost inflation realized during the second quarter of 2011, as well as the favorable impact of overhead absorption in the second quarter of 2010 due to the shift in the timing of seasonal production in 2010. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.

SG&A expenses for the three months ended June 30, 2011 were 24.9% of net sales, or $391.0 million, versus 24.2% of net sales, or $362.6 million, for the three months ended June 30, 2010. In constant currency, SG&A expenses increased $13.8 million due to $9.5 million of incremental strategic spending directed towards organic growth in faster growing markets and new categories, particularly in the Company’s Technology and Industrial Products & Services GBUs, a $7.4 million increase in restructuring-related costs, $2.3 million of incremental investment in brand building in support of new product launches and new product development, all partially offset by a $5.4 million reduction in structural SG&A spend.

The Company recorded restructuring costs of $1.0 million and $21.2 million for the three months ended June 30, 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was attributable to the completion of Project Acceleration in 2010. The restructuring costs for the three months ended June 30, 2011 relate to the European Transformation Plan and consist of employee severance, termination benefits and employee relocation costs. The restructuring costs for the three months ended June 30, 2010 included $0.8 million of facility and other exit costs, $18.4 million of employee severance, termination benefits and employee relocation costs, and $2.0 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the three months ended June 30, 2011 was $197.9 million, or 12.6% of net sales, versus $203.5 million, or 13.6% of net sales, for the three months ended June 30, 2010. The 100 basis point decline in operating margin is the result of lower gross margins and higher SG&A costs as a percentage of net sales, partially offset by the impact of reduced restructuring costs.

Net nonoperating expenses for the three months ended June 30, 2011 were $24.9 million versus $27.3 million for the three months ended June 30, 2010. Interest expense for the three months ended June 30, 2011 was $21.3 million, a decrease of $11.9 million from $33.2 million for the three months ended June 30, 2010, due to lower overall borrowing costs resulting from benefits from the Capital Structure Optimization Plan, a more favorable interest rate environment and a higher mix of short-term borrowings. The reduction in interest expense was partially offset by the impact of a foreign exchange gain of $5.6 million recognized in the second quarter of 2010 due to the transition to the SITME rate for the Company’s Venezuela operations.

The Company recognized income tax expense of $26.3 million for the three months ended June 30, 2011, compared to $45.8 million for the three months ended June 30, 2010. The Company’s effective tax rate was 15.2% for the three months ended June 30, 2011, compared to 26.0% for the three months ended June 30, 2010. The reduction in the effective tax rate is primarily attributable to a benefit of $20.8 million realized in the second quarter of 2011 due to the reversal of taxes accrued for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.

Business Segment Operating Results:

Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2011	2010	% Change

Home & Family	$601.4	$592.0	1.6%
Office Products	499.9	483.5	3.4
Tools, Hardware & Commercial Products	471.5	420.7	12.1

Total net sales	$1,572.8	$1,496.2	5.1%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(0.4)%	(1.3)%	8.8%
Foreign currency	2.0	4.7	3.3

Total change in net sales	1.6%	3.4%	12.1%

Operating income (loss) by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2011	2010	% Change

Home & Family	$64.6	$75.6	(14.6)%
Office Products	96.3	99.4	(3.1)
Tools, Hardware & Commercial Products	67.2	70.1	(4.1)
Corporate (1)	(29.2)	(20.4)	(43.1)
Restructuring costs	(1.0)	(21.2)	95.3

Total operating income	$197.9	$203.5	(2.8)%

(1)	Includes restructuring-related costs of $9.0 million and $1.6 million for the three months ended June 30, 2011 and 2010, respectively, associated with the European Transformation Plan.

Home & Family

Net sales for the three months ended June 30, 2011 were $601.4 million, an increase of $9.4 million, or 1.6%, from $592.0 million for the three months ended June 30, 2010. Core sales declined 0.4%, which includes an estimated 280 basis point improvement resulting from customers pre-buying in advance of the April 2010 SAP go-live in the North American operations of the Rubbermaid Consumer GBU. Excluding the impact of SAP pre-buying, core sales declined 3.2%. Foreign currency had a favorable impact of 2.0%.

The Baby & Parenting GBU was the primary contributor to the segment’s 3.2% adjusted core sales decline, realizing a double-digit core sales decline due to softness in North American markets resulting from continued economic pressures, recent declines in birth rates in the U.S., consumers trading down in certain product categories and reduced promotional activity by retailer customers. This was partially offset by high single-digit core sales growth in the Culinary Lifestyles GBU due to higher volumes.

Operating income for the three months ended June 30, 2011 was $64.6 million, or 10.7% of net sales, a decrease of $11.0 million, or 14.6%, from $75.6 million, or 12.8% of net sales, for the three months ended June 30, 2010. The 210 basis point decrease in operating margin is attributable to pricing actions lagging input and sourced product cost inflation. In constant currency, SG&A costs as a percentage of net sales remained relatively unchanged.

Office Products

Net sales for the three months ended June 30, 2011 were $499.9 million, an increase of $16.4 million, or 3.4%, from $483.5 million for the three months ended June 30, 2010. Core sales decreased 1.3%, primarily due to a shift in the timing of shipments to the third quarter for the back-to-school season in the Everyday Writing and Markers, Highlighters, Art & Office Organization GBUs. The core sales decreases in the Everyday Writing and Markers, Highlighters, Art & Office Organization GBUs were partially offset by a core sales increase in the Fine Writing & Luxury Accessories GBU. Foreign currency had a favorable impact of 4.7%.

Operating income for the three months ended June 30, 2011 was $96.3 million, or 19.3% of net sales, a decrease of $3.1 million, or 3.1%, from $99.4 million, or 20.6% of net sales, for the three months ended June 30, 2010. The 130 basis point decline in operating margin is attributable to input cost inflation and favorable overhead absorption realized in the second quarter of 2010, partially offset by better mix. Additionally, constant currency SG&A costs as a percentage of net sales increased 100 basis points due to the decline in core sales and incremental strategic SG&A spending to support new market entries and geographic expansion.

Tools, Hardware & Commercial Products

Net sales for the three months ended June 30, 2011 were $471.5 million, an increase of $50.8 million, or 12.1%, from $420.7 million for the three months ended June 30, 2010. Core sales increased 8.8%, which reflects an estimated 430 basis point improvement resulting from customers pre-buying in advance of the April 2010 SAP go-live in the North American operations of the Commercial Products GBU. International growth was strong with double-digit and high single-digit core sales growth in the Asia Pacific and Latin America regions, respectively. Foreign currency had a favorable impact of 3.3%.

Low double-digit and high single-digit core sales increases in the Industrial Products & Services and Construction, Tools & Accessories GBUs, respectively, were partially offset by a core sales decline in the Hardware GBU.

Operating income for the three months ended June 30, 2011 was $67.2 million, or 14.3% of net sales, a decrease of $2.9 million, or 4.1%, from $70.1 million, or 16.7% of net sales, for the three months ended June 30, 2010. The 240 basis point decrease in operating margin is primarily attributable to the impacts of input cost inflation and product mix, which unfavorably impacted operating margins by 620 basis points. Pricing, productivity and a 100 basis point reduction in constant currency SG&A as a percentage of sales partially offset the adverse impacts of inflation and mix.

Six Months Ended June 30, 2011 vs. Six Months Ended June 30, 2010

Consolidated Operating Results:

Net sales for the six months ended June 30, 2011 were $2,875.5 million, representing an increase of $72.9 million, or 2.6%, from $2,802.6 million for the six months ended June 30, 2010. The following table sets forth an analysis of changes in consolidated net sales for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 (in millions, except percentages):

Core sales	$5.4	0.2%
Foreign currency	67.5	2.4

Total change in net sales	$72.9	2.6%

Core sales increased 0.2% compared to the prior year driven by growth in the Company’s international businesses, with double-digit core sales growth in the Latin America and Asia Pacific regions across substantially all segments. The international growth was partially offset by declines in North America. Excluding foreign currency, sales at the Company’s international businesses increased 3.4% versus the prior year while core sales declined 0.9% in North America. Foreign currency contributed 2.4% to the increase in net sales.

Gross margin, as a percentage of net sales, for the six months ended June 30, 2011 was 37.6%, or $1,080.8 million, versus 37.8% of net sales, or $1,059.0 million, for the six months ended June 30, 2010. The primary driver of the 20 basis point gross margin decrease was input cost inflation, which was partially offset by pricing, productivity and improved product mix.

SG&A expenses for the six months ended June 30, 2011 were 25.9% of net sales, or $745.5 million, versus 24.6% of net sales, or $688.2 million, for the six months ended June 30, 2010. In constant currency, SG&A expenses increased $37.9 million primarily due to $24.2 million of incremental investments in brand building and other strategic SG&A activities to support marketing initiatives, advertising and promotions, new market entries and global expansion. The remainder of the increase was primarily driven by a $12.7 million increase in restructuring-related costs for the European Transformation Plan.

The Company recorded restructuring costs of $6.8 million and $37.2 million for the six months ended June 30, 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was attributable to the completion of Project Acceleration in 2010. The restructuring costs for the six months ended June 30, 2011 relate to the European Transformation Plan and consist of employee severance, termination benefits and employee relocation costs. The restructuring costs for the six months ended June 30, 2010 included $1.7 million of facility and other exit costs, $32.2 million of employee severance, termination benefits and employee relocation costs, and $3.3 million of exited contractual commitments and other restructuring costs. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Operating income for the six months ended June 30, 2011 was 11.4% of net sales, or $328.5 million, versus 11.9% of net sales, or $333.6 million, for the six months ended June 30, 2010. The 50 basis point decrease in operating margin is primarily attributable to the 130 basis point increase in constant currency SG&A as a percentage of net sales, including the increase in European Transformation Plan restructuring-related costs, partially offset by lower restructuring costs.

Net nonoperating expenses for the six months ended June 30, 2011 were $53.1 million versus $59.0 million for the six months ended June 30, 2010. Interest expense for the six months ended June 30, 2011 was $43.2 million, a decrease of $22.0 million from $65.2 million for the six months ended June 30, 2010, due to lower overall borrowing costs resulting from the Capital Structure Optimization Plan, a more favorable interest rate environment and a higher mix of short-term borrowings. The decrease in interest expense was partially offset by a $4.8 million loss related to the extinguishment of convertible notes during the six months ended June 30, 2011 and the impact of a foreign exchange gain of $5.6 million recognized in 2010 due to the transition to the SITME rate for the Company’s Venezuela operations.

The Company recognized income tax expense of $53.0 million for the six months ended June 30, 2011, compared to $85.8 million for the six months ended June 30, 2010. The Company’s effective tax rate was 19.2% for the six months ended June 30, 2011, compared to 31.2% for the six months ended June 30, 2010. The decrease in the effective tax rate was primarily the result of a benefit of $20.8 million due to the reversal of taxes accrued for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation. Based on the accounting required for the income tax impacts associated with stock-based compensation, the Company’s effective tax rate in future periods may be adversely impacted as a result of cancellations and exercises of employee stock options and vesting of restricted stock awards and restricted stock units. See Footnote 8 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:

Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2011	2010	% Change

Home & Family	$1,135.5	$1,148.9	(1.2)%
Office Products	864.8	835.1	3.6
Tools, Hardware & Commercial Products	875.2	818.6	6.9

Total net sales	$2,875.5	$2,802.6	2.6%

The following table sets forth an analysis of changes in net sales in each segment for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010:

	Home & Family	Office Products	Tools, Hardware & Commercial Products

Core sales	(2.7)%	0.0%	4.5%
Foreign currency	1.5	3.6	2.4

Total change in net sales	(1.2)%	3.6%	6.9%

Operating income (loss) by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2011	2010	% Change

Home & Family	$121.2	$144.4	(16.1)%
Office Products	151.2	146.7	3.1
Tools, Hardware & Commercial Products	116.6	121.7	(4.2)
Corporate (1)	(53.7)	(42.0)	(27.9)
Restructuring costs	(6.8)	(37.2)	81.7

Total operating income	$328.5	$333.6	(1.5)%

(1)	Includes restructuring-related costs of $14.3 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively, associated with the European Transformation Plan.

Home & Family

Net sales for the six months ended June 30, 2011 were $1,135.5 million, a decrease of $13.4 million, or 1.2%, from $1,148.9 million for the six months ended June 30, 2010. Core sales declined 2.7%, which was primarily attributable to softness in the Baby & Parenting GBU, particularly in the North American markets, due to continued economic pressure and recent declines in birth rates in the U.S. The decline at the Baby & Parenting GBU was partially offset by mid to high single-digit core sales growth in the Culinary Lifestyles and Décor GBUs. Foreign currency had a favorable impact of 1.5%.

Operating income for the six months ended June 30, 2011 was $121.2 million, or 10.7% of net sales, a decrease of $23.2 million, or 16.1%, from $144.4 million, or 12.6% of net sales, for the six months ended June 30, 2010. The 190 basis point decline in operating margin is attributable to input cost inflation and less leverage of SG&A as a result of the sales decline partially offset by pricing, productivity, and improved product mix. In constant currency, SG&A costs as a percentage of net sales increased 80 basis points due primarily to the decline in sales and secondarily to higher SG&A spend to support geographic expansion and distribution gains.

Office Products

Net sales for the six months ended June 30, 2011 were $864.8 million, an increase of $29.7 million, or 3.6%, from $835.1 million for the six months ended June 30, 2010. Core sales remained essentially unchanged with low to mid single-digit core sales growth in the Fine Writing & Luxury Accessories and Technology GBUs offset by core sales declines in the Everyday Writing and Markers, Highlighters, Art & Office Organization GBUs. An estimated $5 to $10 million of sales shifted from the first half of 2011 to the fourth quarter of 2010 due to customer order acceleration to qualify for annual volume rebates. Foreign currency had a favorable impact of 3.6%.

Operating income for the six months ended June 30, 2011 was $151.2 million, or 17.5% of net sales, an increase of $4.5 million, or 3.1%, from $146.7 million, or 17.6% of net sales, for the six months ended June 30, 2010. The slight decrease in operating margin is attributable to input cost inflation and higher constant currency SG&A costs as a percentage of net sales partially offset by pricing and improved product mix. In constant currency, SG&A costs as a percentage of net sales increased 200 basis points due to strategic SG&A spending to support new market entries, expanded sales forces and geographic expansion.

Tools, Hardware & Commercial Products

Net sales for the six months ended June 30, 2011 were $875.2 million, an increase of $56.6 million, or 6.9%, from $818.6 million for the six months ended June 30, 2010. Core sales increased 4.5%. Double-digit cores sales growth in the Industrial Products & Services GBU and mid single-digit core sales growth in the Construction Tools & Accessories and Commercial Products GBUs were partially offset by core sales declines in the Hardware GBU. Excluding the impacts of currency, the segment’s international sales increased high single-digits, and North American sales increased low single-digits. Foreign currency had a favorable impact of 2.4%.

Operating income for the six months ended June 30, 2011 was $116.6 million, or 13.3% of net sales, a decrease of $5.1 million, or 4.2%, from $121.7 million, or 14.9% of net sales, for the six months ended June 30, 2010. The 160 basis point decrease in operating margin is attributable to input cost inflation partially offset by pricing, productivity and better leverage of SG&A costs as a result of increased net sales.

Liquidity and Capital Resources

Cash and cash equivalents increased (decreased) as follows for the six months ended June 30, (in millions):

	2011	2010

Cash (used in) provided by operating activities	$(15.5)	$183.4
Cash used in investing activities	(116.0)	(64.1)
Cash provided by (used in) financing activities	132.4	(137.1)
Currency effect on cash and cash equivalents	3.1	(0.7)

Increase (decrease) in cash and cash equivalents	$4.0	$(18.5)

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

Cash used in operating activities for the six months ended June 30, 2011 was $15.5 million compared to cash provided by operating activities of $183.4 million for the six months ended June 30, 2010. This decrease is primarily attributable to higher inventory levels in anticipation of international expansion and new product introductions and higher customer program payments in the first half of 2011 for amounts earned in 2010 compared to customer program payments in the first half of 2010 for amounts earned in 2009.

Cash provided by financing activities was $132.4 million compared to a use of $137.1 million in the six months ended June 30, 2010. The increase in cash provided by financing activities is primarily due to the increase in short-term borrowings. As of June 30, 2011, the Company had short-term borrowings of $313.9 million, and the Company had no short-term borrowings in the year ago period. Additionally, the Company made a principal payment at maturity for $105.1 million of medium-term notes during the six months ended June 30, 2010.

Uses

Historically, the Company’s primary uses of liquidity and capital resources have included acquisitions, dividend payments, capital expenditures and payments on debt.

In connection with the extinguishments of $20.2 million principal amount of the 5.5% senior convertible notes due 2014, the Company paid $3.1 million in cash to the holders of such convertible notes during the six months ended June 30, 2011.

Aggregate dividends paid were $38.1 million and $28.0 million for the six months ended June 30, 2011 and 2010, respectively. The Company’s Board of Directors approved an increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, effective with the quarterly dividend paid in June 2011.

Capital expenditures were $96.1 million and $69.3 million for the six months ended June 30, 2011 and 2010, respectively. The largest single capital project in both six month periods was the implementation of SAP, which represented $28.2 million and $19.5 million of capital expenditures for the six months ended June 30, 2011 and 2010, respectively.

During the six months ended June 30, 2011, the Company paid $18.9 million in connection with acquisitions.

Cash used for restructuring activities was $15.2 million and $31.3 million for the six months ended June 30, 2011 and 2010, respectively, and is included in the cash (used in) provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.

Cash Conversion Cycle

The Company defines its cash conversion cycle as the sum of inventory and accounts receivable days outstanding (based on cost of products sold and net sales, respectively, for the most recent three-month period) minus accounts payable days outstanding (based on cost of products sold for the most recent three-month period) at the end of the quarter. The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	June 30, 2011	December 31, 2010	June 30, 2010

Accounts receivable	66	62	63
Inventory	87	69	81
Accounts payable	(61)	(47)	(60)

Cash conversion cycle	92	84	84

The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The 8 day increase in the cash conversion cycle at June 30, 2011 compared to June 30, 2010 is due to higher accounts receivable balances due to changes in the timing of customer shipments, particularly for the back-to-school season, and higher inventory levels for new product launches and geographical expansion.

Financial Position

The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at June 30, 2011 were $143.6 million, and the Company had $553.1 million of borrowing capacity under its revolving credit facility.

•

Working capital at June 30, 2011 was $409.2 million compared to $466.1 million at December 31, 2010, and the current ratio at June 30, 2011 was 1.19:1 compared to 1.28:1 at December 31, 2010. The decrease in working capital and the current ratio is primarily attributable to higher levels of short-term debt.

•

The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.52:1 and 0.54:1 at June 30, 2011 and December 31, 2010, respectively.

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

Borrowing Arrangements

The Company’s syndicated revolving credit facility (the “Revolver”) expires in November 2012. In lieu of borrowings under the Revolver, the Company may use the borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings and access to the credit markets may limit the Company’s ability to use the borrowing capacity under the Revolver to issue commercial paper. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of

June 30, 2011, commercial paper obligations outstanding were $111.9 million, and there were no borrowings or standby letters of credit outstanding, resulting in $553.1 million of borrowing capacity available under the Revolver.

The Company’s 364-day receivables financing facility provides for maximum borrowings of up to $200.0 million. As of June 30, 2011, aggregate borrowings of $200.0 million were outstanding under the facility at a weighted-average interest rate of 1.2%. Unless extended, the facility expires in September 2011.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the six months ended June 30, (in millions):

	2011		2010
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average

Commercial paper	$214.5	$115.3	$—	$—
Receivables financing facility	200.0	140.6	—	—

The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $550.0 million. As of June 30, 2011, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and utilize the $553.1 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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

Total debt was $2.5 billion and $2.4 billion as of June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011, the Company extinguished an additional $20.2 million principal amount of the 5.5% convertible notes due 2014 in exchange for total consideration of $47.8 million, consisting of 2.4 million shares of the Company’s common stock and cash of $3.1 million. As of June 30, 2011, the current portion of long-term debt and short-term debt totaled $722.7 million, including $111.9 million of commercial paper, $200.0 million of borrowings under the receivables facility, $150.0 million remaining principal amount of the term loan due in September 2011, and $250.0 million principal amount of the 6.75% medium-term notes due March 2012.

The following table presents the average outstanding debt and weighted average interest rates for the three and six months ended June 30, ($ in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average outstanding debt	$2,487.3	$2,400.9	$2,415.8	$2,433.6
Average interest rate (1)	3.5%	5.5%	3.6%	5.4%

(1)	The average interest rate includes the impacts of fixed-for-floating interest rate swaps that relate to $1.0 billion principal amount of the medium-term notes.

The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 59.5% and 56.3% of total debt as of June 30, 2011 and December 31, 2010, respectively.

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

Dividends

The Company’s Board of Directors approved an increase in the quarterly dividend from $0.05 per share to $0.08 per share, which was paid in June 2011. The Company intends to maintain dividends at a level such that operating cash flows can be used to repay outstanding debt and improve its investment grade credit rating.

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

Outlook

For the year ending December 31, 2011, the Company expects to generate cash flows from operations of $520 to $560 million after restructuring and restructuring-related cash payments of $90 to $100 million. The Company plans to fund capital expenditures of approximately $200 million, which include expenditures associated with the implementation of SAP in Europe and North America.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets and availability under the Revolver and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $313.9 million representing borrowings under the receivables facility (unless such facility is extended) and commercial paper obligations, the $150.0 million principal payment due under the term loan in September 2011, and $250.0 million principal amount of medium-term notes due March 2012.

Critical Accounting Policies

There have been no significant changes to the Company’s critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2010.

Forward-Looking Statements

Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income or gross margin improvements or declines, Project Acceleration, the European Transformation Plan, the Capital Structure Optimization Plan, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and restructuring-related costs, impairment and other charges, potential losses on divestitures, impact of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures

As of June 30, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors that affect the Company’s business and financial results are discussed in “ITEM 1A. RISK FACTORS” in the 2010 Annual Report on Form 10-K and there has been no material change to these risk factors since previously disclosed except as disclosed in the quarterly report for the period ended March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

UNREGISTERED SALES OF EQUITY SECURITIES

On May 6, 2011, the Company engaged in a private exchange pursuant to which approximately $0.2 million aggregate principal amount of the Company’s 5.50% Convertible Senior Notes due 2014 were exchanged. The Company issued the holders thereof an aggregate of 21,264 shares of the Company’s common stock and also paid the holders cash, which was not material. The shares of the Company’s common stock were issued exclusively to existing security holders of the Company pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended. The Company did not receive any proceeds from the offer and did not pay, directly or indirectly, any commission or other remuneration to any broker, dealer, salesperson, agent or any other person for soliciting the exchange.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/11-4/30/11	—	$—	—	—
5/1/11-5/31/11	13,506	18.65	—	—
6/1/11-6/30/11	9,132	14.87	—	—

Total	22,638	$17.13	—	—

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

Item 6. Exhibits

10.1	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011).
10.2	Retirement Agreement dated June 28, 2011 between Newell Rubbermaid Inc. and Mark D. Ketchum (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 28, 2011).
10.3	First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date: August 5, 2011	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date: August 5, 2011	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer