Form 10-Q
period 2011-09-30
NEWELL RUBBERMAID INC
filed 2011-11-07
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2011: 289.5 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	$1,549.9	$1,465.5	$4,369.4	$4,216.7
Cost of products sold	970.6	902.1	2,720.8	2,605.6
GROSS MARGIN	579.3	563.4	1,648.6	1,611.1
Selling, general and administrative expenses	383.4	372.6	1,122.0	1,052.6
Impairment charges	382.6	—	382.6	—
Restructuring costs	5.5	16.2	12.3	53.3
OPERATING (LOSS) INCOME	(192.2)	174.6	131.7	505.2
Nonoperating expenses:
Interest expense, net	21.8	30.3	65.0	95.5
Losses related to extinguishments of debt	—	218.6	4.8	218.6
Other expense (income), net	6.0	(3.5)	11.0	(9.6)
Net nonoperating expenses	27.8	245.4	80.8	304.5
(LOSS) INCOME BEFORE INCOME TAXES	(220.0)	(70.8)	50.9	200.7
Income tax benefit	(53.6)	(99.1)	(2.0)	(14.1)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(166.4)	28.3	52.9	214.8
(Loss) income from discontinued operations, net of tax	(11.2)	—	(8.1)	2.3
NET (LOSS) INCOME	$(177.6)	$28.3	$44.8	$217.1
Weighted average shares outstanding:
Basic	290.8	273.3	294.2	278.7
Diluted	290.8	301.0	296.8	308.1
Earnings per share:
Basic:
(Loss) income from continuing operations	$(0.57)	$0.10	$0.18	$0.77
(Loss) income from discontinued operations	(0.04)	—	(0.03)	0.01
Net (loss) income	$(0.61)	$0.10	$0.15	$0.78
Diluted:
(Loss) income from continuing operations	$(0.57)	$0.09	$0.18	$0.70
(Loss) income from discontinued operations	(0.04)	—	(0.03)	0.01
Net (loss) income	$(0.61)	$0.09	$0.15	$0.70
Dividends per share	$0.08	$0.05	$0.21	$0.15
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138.9	$139.6
Accounts receivable, net	985.9	997.9
Inventories, net	873.2	701.6
Deferred income taxes	164.5	179.2
Prepaid expenses and other	126.4	113.7
TOTAL CURRENT ASSETS	2,288.9	2,132.0
PROPERTY, PLANT AND EQUIPMENT, NET	537.3	529.3
GOODWILL	2,359.0	2,749.5
OTHER INTANGIBLE ASSETS, NET	663.4	648.3
OTHER ASSETS	363.2	346.2
TOTAL ASSETS	$6,211.8	$6,405.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$522.9	$472.5
Accrued compensation	121.6	190.2
Other accrued liabilities	627.9	698.2
Short-term debt	236.9	135.0
Current portion of long-term debt	266.4	170.0
TOTAL CURRENT LIABILITIES	1,775.7	1,665.9
LONG-TERM DEBT	1,811.3	2,063.9
OTHER NONCURRENT LIABILITIES	726.0	770.0
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	0	0
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	306.4	307.2
Outstanding shares, before treasury:
2011 – 306.4
2010 – 307.2
Treasury stock, at cost:	(430.7)	(425.7)
Shares held:
2011 – 16.9
2010 – 16.7
Additional paid-in capital	592.3	568.2
Retained earnings	2,040.5	2,057.3
Accumulated other comprehensive loss	(613.2)	(605.0)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,895.3	1,902.0
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,898.8	1,905.5
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,211.8	$6,405.3
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$44.8	$217.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	121.1	130.2
Impairment charges	382.6	—
Loss on disposal of discontinued operations	13.9	—
Losses related to extinguishments of debt	4.8	218.6
Deferred income taxes	12.1	(3.0)
Non-cash restructuring (benefits) costs	(1.5)	5.2
Stock-based compensation expense	28.4	27.8
Other, net	13.2	19.7
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	5.1	(107.5)
Inventories	(188.1)	(141.2)
Accounts payable	55.4	118.7
Accrued liabilities and other	(212.0)	(107.7)
NET CASH PROVIDED BY OPERATING ACTIVITIES	279.8	377.9
INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	(20.0)	(1.5)
Capital expenditures	(151.2)	(108.1)
Proceeds from sales of businesses and other non-current assets	39.0	9.4
Other	(7.2)	(2.0)
NET CASH USED IN INVESTING ACTIVITIES	(139.4)	(102.2)
FINANCING ACTIVITIES:
Short-term borrowings, net	98.9	189.6
Proceeds from issuance of debt, net of debt issuance costs	3.3	547.3
Payments for settlement of warrants	—	(279.5)
Proceeds from settlement of call options	—	346.6
Repurchase of shares of common stock	(24.4)	(500.1)
Payments on and for the settlement of notes payable and debt	(150.8)	(610.6)
Cash consideration paid for exchange of convertible notes (1)	(3.1)	(53.0)
Cash dividends	(61.6)	(40.8)
Other, net	(4.5)	(3.7)
NET CASH USED IN FINANCING ACTIVITIES	(142.2)	(404.2)
Currency rate effect on cash and cash equivalents	1.1	3.7
DECREASE IN CASH AND CASH EQUIVALENTS	(0.7)	(124.8)
Cash and cash equivalents at beginning of period	139.6	278.3
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$138.9	$153.5

(1)
Consideration provided in connection with the convertible note exchanges in March 2011 and September 2010 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2011.
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

In September 2011, the FASB issued ASU 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's financial statements.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had approximately $40.0 million of net monetary assets denominated in Bolivar Fuertes as of September 30, 2011, which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During the three and nine months ended September 30, 2011, the Company’s Venezuelan operations generated less than 1% of consolidated net sales.

Footnote 2 — Discontinued Operations
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. ("Worthington") for cash consideration of $51.0 million, $8.0 million of which were held in escrow. If and when the relevant conditions are resolved and the escrow is released, the Company will recognize the $8.0 million held in escrow as income in discontinued operations in the Company's financial statements. The cash consideration paid in connection with the transaction provided for settlement of all claims involving the Company’s litigation with Worthington referenced in Footnote 16. In connection with the sale of the business, the Company transferred net assets with a carrying value of approximately $11.1 million to Worthington, representing property, plant and equipment, certain intangible assets, and net working capital. The Company allocated $35.2 million of the Hardware global business unit's goodwill to the hand torch and solder business on a relative fair value basis as of July 1, 2011, and the $35.2 million of goodwill was written-off in connection with the sale. The Company retained approximately $13.0 million of accounts receivable associated with the hand torch and solder business that resulted from sales prior to July 1, 2011.

Pursuant to a Transition Services Agreement between the Company and Worthington, the Company provided certain sales, distribution, information technology, accounting and finance services to Worthington through September 30, 2011.

The following table provides a summary of amounts included in discontinued operations for the hand torch and solder business (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$2.8	$21.9	$58.8	$73.2
Income from operations, net of income tax expense (benefit) of $2.0 and $(0.1) for the three months ended September 30, 2011 and 2010, respectively, and income tax expense of $3.4 and $0.7 for the nine months ended September 30, 2011 and 2010, respectively	$4.0	$—	$7.1	$2.3
Loss on disposal, including income tax expense of $1.3 for the three and nine months ended September 30, 2011	(15.2)	—	(15.2)	—
(Loss) income from discontinued operations, net of tax	$(11.2)	$—	$(8.1)	$2.3

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the three months ended September 30, 2011, the Company repurchased approximately 1.9 million shares pursuant to the SRP for $24.4 million, and such shares were immediately retired.
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

The following table displays the components of accumulated other comprehensive loss as of September 30, 2011 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Income (Loss), net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(179.4)	$(425.4)	$(0.2)	$(605.0)
Current period change	(24.7)	15.3	1.2	(8.2)
Balance at September 30, 2011	$(204.1)	$(410.1)	$1.0	$(613.2)

Comprehensive income (loss) amounted to the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(177.6)	$28.3	$44.8	$217.1
Foreign currency translation	(79.5)	78.8	(24.7)	1.0
Unrecognized pension and other postretirement costs, net of tax expense of $1.5 and $4.7 for the three and nine months ended September 30, 2011, respectively, and tax expense (benefit) of $0.7 and $(4.6) for the three and nine months ended September 30, 2010, respectively, and including translation effects	4.2	(1.0)	15.3	15.8
Derivative hedging gain (loss), net of tax expense of $1.1 and $0.8 for the three and nine months ended September 30, 2011, respectively, and tax (benefit) expense of $(0.7) and $0.3 for the three and nine months ended September 30, 2010, respectively	3.1	(1.4)	1.2	(0.3)
Comprehensive (loss) income (1)	$(249.8)	$104.7	$36.6	$233.6

(1)	Comprehensive income (loss) attributable to noncontrolling interests was not material for disclosure purposes.

Footnote 4 — Restructuring Costs
European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating income margin in the European region to at least 10%.
The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company expects the European Transformation Plan to be complete by December 31, 2012.
The following table depicts the restructuring charges incurred in connection with the European Transformation Plan (in millions):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011	Since inception through September 30, 2011

Restructuring charges	$5.5	$12.3	$12.3

Restructuring charges incurred under the European Transformation Plan during the three and nine months ended September 30, 2010 were not material.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for the nine months ended September 30, 2011 (in millions):

	December 31, 2010			September 30, 2011
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$—	$10.1	$(3.5)	$6.6
Exited contractual commitments and other	—	2.2	(0.8)	1.4
	$—	$12.3	$(4.3)	$8.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010
Facility and other exit costs	$—	$3.3	$—	$5.0
Employee severance, termination benefits and relocation costs	—	8.0	—	40.2
Exited contractual commitments and other	—	4.9	—	8.1
	$—	$16.2	$—	$53.3
A summary of activity in accrued restructuring reserves for the nine months ended September 30, 2011 is as follows (in millions):

	December 31, 2010			September 30, 2011
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$22.2	$—	$(18.5)	$3.7
Exited contractual commitments and other	11.3	—	(3.7)	7.6
	$33.5	$—	$(22.2)	$11.3

The following table depicts the activity in accrued restructuring reserves for the nine months ended September 30, 2011 aggregated by reportable business segment (in millions):

	December 31, 2010			September 30, 2011
Segment	Balance	Provision	Costs Incurred	Balance
Home & Family	$4.0	$—	$(2.8)	$1.2
Office Products	11.1	—	(7.9)	3.2
Tools, Hardware & Commercial Products	4.8	—	(1.1)	3.7
Corporate	13.6	—	(10.4)	3.2
	$33.5	$—	$(22.2)	$11.3
The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

Segment	2011	2010	2011	2010
Home & Family	$—	$3.5	$—	$9.9
Office Products	—	6.0	—	17.2
Tools, Hardware & Commercial Products	—	2.3	—	5.8
Corporate	5.5	4.4	12.3	20.4
	$5.5	$16.2	$12.3	$53.3
Cash paid for all restructuring activities was $6.0 million and $26.5 million for the three and nine months ended September 30, 2011, respectively, and $18.3 million and $49.6 million for the three and nine months ended September 30, 2010, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2011	December 31, 2010
Materials and supplies	$157.6	$116.8
Work in process	130.4	101.0
Finished products	585.2	483.8
	$873.2	$701.6

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	September 30, 2011	December 31, 2010
Medium-term notes	$1,636.3	$1,623.0
Term loan	—	150.0
Convertible notes	0.1	17.5
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	33.0	34.0
Receivables facility	200.0	100.0
Other debt	8.5	7.7
Total debt	2,314.6	2,368.9
Short-term debt	(236.9)	(135.0)
Current portion of long-term debt	(266.4)	(170.0)
Long-term debt	$1,811.3	$2,063.9
Interest Rate Swaps

As of September 30, 2011, the Company was party to a fixed-for-floating interest rate swap designated as a fair value hedge. The interest rate swap relates to $250.0 million of the principal amount of the medium-term notes and results in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swap. During the three months ended September 30, 2011, the Company, at its option, terminated and settled certain interest rate swaps related to an aggregate $750.0 million principal amount of medium-term notes with original maturity dates ranging between March 2012 and April 2013. The Company received cash proceeds of $22.7 million from counterparties as settlement for the interest rate swaps. Under the relevant authoritative guidance, gains resulting from the early termination of interest rate swaps are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the interest rate swaps. The cash received from the termination of the interest rate swaps is included in operating activities in accrued liabilities and other in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2011.

The medium-term note balances at September 30, 2011 and December 31, 2010 include mark-to-market adjustments of $35.4 million and $42.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes. The unamortized amount as of September 30, 2011 associated with the termination of the interest rate swaps, $20.2 million, is included in the value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $7.6 million and $8.5 million for the three months ended September 30, 2011 and 2010, respectively, and by $24.1 million and $24.3 million for the nine months ended September 30, 2011 and 2010, respectively.
Medium-term Notes

As of September 30, 2011, the current portion of long-term debt includes $250.0 million principal amount of the 6.75% senior notes due March 2012.

Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement whereby the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). During the three months ended September 30, 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the Term Loan based on the maturity date.

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
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid approximately $3.1 million in cash and issued approximately 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt during the nine months ended September 30, 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in loss related to extinguishment of debt in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011. Further, the value of shares issued increased stockholders’ equity by $44.3 million, and the value of the equity component of the Convertible Notes received and extinguished reduced stockholders’ equity by $25.6 million during the nine months ended September 30, 2011. During the nine months ended September 30, 2011, in addition to the March 2011 exchanges, the Company also exchanged an additional $0.2 million principal amount of the Convertible Notes generally based on the same terms and conditions as offered to the holders of the Convertible Notes in previous exchanges. As of September 30, 2011, $0.1 million principal amount of the Convertible Notes remained outstanding.
Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of September 30, 2011, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of September 30, 2011, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.
Receivables-Related Borrowings

In September 2011, the Company renewed its 364-day receivables facility that provides for borrowings of up to $200.0 million such that it will expire in September 2012 (the “Receivables Facility”). Under this facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of September 30, 2011. As of September 30, 2011, the financing subsidiary owned $598.8 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2011. As of September 30, 2011, the Company had outstanding borrowings of $200.0 million under the facility at a weighted average rate of 0.9%, which have been classified as short-term borrowings.

Revolving Credit Facility and Commercial Paper

The Company currently has a $665.0 million syndicated revolving credit facility which expires in November 2012 (the “Revolver”). At September 30, 2011, there were no borrowings under the Revolver. The Revolver permits the Company to borrow funds on a variety of interest rate terms. The Revolver requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the agreement. The Revolver also limits the amount of indebtedness subsidiaries may incur. As of September 30, 2011, the Company was in compliance with the provisions of the agreement governing the Revolver.

In lieu of borrowings under the Revolver, the Company may issue up to $665.0 million of commercial paper. The Revolver provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. As of September 30, 2011 and December 31, 2010, the Company had outstanding commercial paper obligations of $33.0 million and $34.0 million, respectively. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. There were no standby letters of credit issued or outstanding under the Revolver as of September 30, 2011.

Footnote 7 — Goodwill and Other Intangible Assets, Net
A summary of changes in the Company's goodwill by reportable business segment as of and for the nine months ended September 30, 2011 is as follows (in millions):

Segment	December 31, 2010 Balance	Acquisitions	Impairment Charges	Other Adjustments(1)	Foreign Currency	September 30, 2011 Balance
Home & Family	$662.6	$—	$(305.5)	$—	$5.9	$363.0
Office Products	1,135.7	6.0	—	—	1.0	1,142.7
Tools, Hardware & Commercial Products	951.2	—	(64.7)	(35.2)	2.0	853.3
	$2,749.5	$6.0	$(370.2)	$(35.2)	$8.9	$2,359.0
(1) Represents goodwill allocated to discontinued operations for the hand torch and solder business sold during the three months ended September 30, 2011.

The Company performed its annual impairment tests of goodwill and indefinite-lived intangibles as of the first day of the Company's third quarter of 2011 because it coincided with the Company's annual strategic planning process. The Company recorded non-cash impairment charges of $382.6 million, principally related to goodwill impairments in the Company's Baby & Parenting and Hardware global business units. The impairments generally resulted from declines in sales projections relative to previous estimates due to economic and market factors based in large part on actual declines in sales in the first six months of 2011, which adversely impacted projected operating income margins and net cash flows for these global business units. The decline in anticipated future cash flows adversely affected the estimated fair value of the global business units and resulted in the estimated fair value of the Baby & Parenting and Hardware global business units being less than their net assets (including goodwill). In addition to goodwill impairments, the Company recorded $12.4 million of non-cash impairment charges relating to impairments of trade-names and other assets. See Footnote 13 for further details.

Footnote 8 — Derivatives
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
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and nine months ended September 30, 2011 and 2010.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2011	December 31, 2010	Balance Sheet Location	September 30, 2011	December 31, 2010
Interest rate swaps	Other noncurrent assets	$35.4	$42.3	Other noncurrent liabilities	$—	$—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	1.3	1.4	Other accrued liabilities	—	2.0
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—	1.2	Other accrued liabilities	0.5	—
Total assets		$36.7	$44.9	Total liabilities	$0.5	$2.0
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2011 and December 31, 2010.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement. During the three months ended September 30, 2011, the Company, at its option, terminated certain interest rate swap contracts that were previously accounted for as fair value hedges. See Footnote 6 for further details.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Interest rate swaps	Interest expense, net	$16.6	$20.2	$15.8	$55.8
Fixed-rate debt	Interest expense, net	$(16.6)	$(20.2)	$(15.8)	$(55.8)
The Company did not realize any ineffectiveness related to fair value hedges during the three and nine months ended September 30, 2011 and 2010.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and AOCI for the three and nine months ended September 30, 2011 and 2010 (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(1.5)	$(0.4)	$(6.2)	$(0.6)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.3)	0.2	(0.6)	0.4
		$(1.8)	$(0.2)	$(6.8)	$(0.2)

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in AOCI
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2011	2010	2011	2010
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$2.5	$(2.8)	$(4.5)	$(0.8)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	2.9	(3.8)	0.8	2.3
		$5.4	$(6.6)	$(3.7)	$1.5
The Company did not realize any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2011 and 2010.
The Company estimates that during the next 12 months it will reclassify gains of approximately $0.9 million included in the pretax amount recorded in AOCI as of September 30, 2011 into earnings, as the anticipated cash flows occur.

Footnote 9 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended September 30, (in millions):

	U.S.		International
	2011	2010	2011	2010
Service cost-benefits earned during the period	$1.1	$1.0	$1.4	$1.3
Interest cost on projected benefit obligation	12.4	12.7	6.2	7.0
Expected return on plan assets	(14.9)	(14.4)	(6.6)	(6.4)
Amortization of prior service cost and actuarial loss	4.3	3.2	0.2	0.5
Net periodic pension cost	$2.9	$2.5	$1.2	$2.4

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International
	2011	2010	2011	2010
Service cost-benefits earned during the period	$3.3	$3.1	$4.4	$4.1
Interest cost on projected benefit obligation	37.1	38.0	19.6	21.2
Expected return on plan assets	(44.7)	(43.1)	(20.8)	(19.2)
Curtailment and settlement costs	—	—	2.1	—
Amortization of prior service cost and actuarial loss	13.0	9.5	0.8	1.6
Net periodic pension cost	$8.7	$7.5	$6.1	$7.7
The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost-benefits earned during the period	$0.3	$0.4	$0.9	$1.1
Interest cost on projected benefit obligation	2.1	2.3	6.3	6.9
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.4)	(0.9)	(1.1)
Net other postretirement benefit costs	$2.1	$2.3	$6.3	$6.9
The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.6 million and $17.1 million during the nine months ended September 30, 2011 and 2010, respectively.

Footnote 10 — Income Taxes
The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including adjustments to write down deferred tax assets determined not to be realizable due to the vesting or cancellation of equity-based compensation awards, changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s effective tax rate for the three and nine months ended September 30, 2011 was impacted by $76.2 million of tax benefits associated with impairment charges recorded during the periods. The Company's tax benefit was favorably impacted by $28.2 million and $49.0 million in the three and nine months ended September 30, 2011, respectively, associated with the realization of unrecognized tax benefits, including interest and penalties, due to the expiration of various worldwide statutes of limitation. The effective tax rate for the three and nine months ended September 30, 2011 was also favorably impacted by a change in the geographical mix in earnings.

The Company’s effective tax rate for the three and nine months ended September 30, 2010 was favorably impacted by $63.6 million due to the reversal of certain tax reserves. During the three months ended September 30, 2010, the Company settled its 2005 and 2006 U.S. federal income tax return examinations, including all issues that were at Appeals, and as part of this settlement, entered into binding closing agreements relating to specific issues under examination resulting in a reduction to the Company's unrecognized tax benefits in the amount of $63.6 million, including relevant penalties and interest. In addition, the Company's effective tax rate for the nine months ended September 30, 2010 was favorably impacted by $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination and was adversely affected by $6.7 million due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of restricted stock. Moreover, the tax rate for the nine months ended September 30, 2010 was adversely impacted by the expiration of certain U.S. tax incentives, including credits for the certain research and development activities.

Footnote 11 — Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three and nine months ended September 30, (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted earnings per share:
(Loss) income from continuing operations	$(166.4)	$28.3	$52.9	$214.8
(Loss) income from discontinued operations	(11.2)	—	(8.1)	2.3
Net (loss) income	$(177.6)	$28.3	$44.8	$217.1
Dividends and equivalents for share-based awards expected to be forfeited	—	—	0.1	0.1
Net (loss) income for basic earnings per share	$(177.6)	$28.3	$44.9	$217.2
Effect of Preferred Securities (1)	—	—	—	—
Net (loss) income for diluted earnings per share	$(177.6)	$28.3	$44.9	$217.2
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	290.8	270.2	291.1	275.6
Share-based payment awards classified as participating securities (2)	—	3.1	3.1	3.1
Denominator for basic earnings per share	290.8	273.3	294.2	278.7
Dilutive securities (3)	—	2.9	2.3	2.5
Convertible Notes (4)	—	15.4	0.3	17.0
Warrants (5)	—	9.4	—	9.9
Preferred Securities (1)	—	—	—	—
Denominator for diluted earnings per share	290.8	301.0	296.8	308.1
Basic earnings per share:
(Loss) income from continuing operations	$(0.57)	$0.10	$0.18	$0.77
(Loss) income from discontinued operations	(0.04)	—	(0.03)	0.01
Net (loss) income	$(0.61)	$0.10	$0.15	$0.78
Diluted earnings per share:
(Loss) income from continuing operations	$(0.57)	$0.09	$0.18	$0.70
(Loss) income from discontinued operations	(0.04)	—	(0.03)	0.01
Net (loss) income	$(0.61)	$0.09	$0.15	$0.70

(1)
The Preferred Securities are anti-dilutive for each of the three and nine months ended September 30, 2011 and 2010, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for each of the three-month periods ended September 30, 2011 and 2010 would be increased by $3.5 million and net income for each of the nine-month periods ended September 30, 2011 and 2010 would be increased by $10.5 million. Weighted-average shares outstanding would be increased by 8.3 million shares for all periods presented.

(2)
Share-based payment awards classified as participating securities are anti-dilutive for the three months ended September 30, 2011 and therefore have been excluded from basic and diluted earnings per share calculations. Had these securities been included, the weighted-average shares outstanding would be increased by 3.3 million for the three months ended September 30, 2011.

(3)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of approximately 19.3 million stock options and other securities and 12.2 million stock options for the three months ended September 30, 2011 and 2010, respectively, and 12.1 million and 12.6 million stock options for the nine months ended September 30, 2011 and 2010, respectively, because such securities were anti-dilutive.

(4)
The Convertible Notes were dilutive to the extent the average price during the period was greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes are only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for the three and nine month periods ended September 30, 2011 and 2010, as the average price of the Company’s common stock during these periods was greater than $8.61. As disclosed in Footnote 6 of the Notes to Condensed Consolidated Financial Statements, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011, and as such, dilution for the three and nine months ended September 30, 2011 takes into consideration the period of time the Convertible Notes were outstanding. The Convertible Notes will not meaningfully impact diluted average shares outstanding in subsequent periods because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes outstanding as of September 30, 2011 is not material.

(5)
The warrant transaction was settled during September 2010 and as such the warrants did not impact diluted average shares outstanding in periods subsequent thereto. The warrants were dilutive for the three and nine months ended September 30, 2010, as the average price of the Company’s common stock during those periods was greater than $11.59, the exercise price of the warrants.

Footnote 12 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $11.7 million and $9.0 million of pretax stock-based compensation during the three months ended September 30, 2011 and 2010, respectively, and $28.4 million and $27.8 million during the nine months ended September 30, 2011 and 2010, respectively.
In determining the fair value of stock options granted during the nine months ended September 30, 2011, the Company utilized its historical experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2011 (shares in millions):

	Shares	Weighted Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2010	16.3	$22	8.9	$1.5
Granted	1.0	19
Forfeited / expired	(1.3)	23
Outstanding at September 30, 2011	16.0	$21	10.2	$2.2
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2011 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2010	5.2	$13
Granted	2.4	17
Vested	(0.8)	21
Forfeited	(0.2)	13
Outstanding at September 30, 2011	6.6	$13
During the nine months ended September 30, 2011, the Company awarded 0.5 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of September 30, 2011, 2.2 million PSUs were outstanding, and based on performance through September 30, 2011, recipients of PSUs would be entitled to 0.9 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During the nine months ended September 30, 2011, the Company awarded 0.7 million performance stock units which entitle the recipient to shares of the Company's stock if specified market and service conditions are achieved. The performance stock units vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Based on performance through September 30, 2011, the market conditions have not been achieved. The 0.7 million performance stock units are included in the preceding table as granted during the nine months ended September 30, 2011 and as outstanding as of September 30, 2011.

Footnote 13 — Fair Value Disclosures
Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Description	Fair Value as of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments (1)	$—	$—	$—	$—
Investment securities, including mutual funds (2)	15.3	7.1	8.2	—
Interest rate swaps	35.4	—	35.4	—
Foreign currency derivatives	1.3	—	1.3	—
Total	$52.0	$7.1	$44.9	$—
Liabilities
Foreign currency derivatives	$0.5	$—	$0.5	$—
Total	$0.5	$—	$0.5	$—

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments (1)	$10.5	$—	$10.5	$—
Investment securities, including mutual funds (2)	22.7	7.4	15.3	—
Interest rate swaps	42.3	—	42.3	—
Foreign currency derivatives	2.6	—	2.6	—
Total	$78.1	$7.4	$70.7	$—
Liabilities
Foreign currency derivatives	$2.0	$—	$2.0	$—
Total	$2.0	$—	$2.0	$—

(1)
Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($1.6 million and $7.4 million as of September 30, 2011 and December 31, 2010, respectively) and other assets ($13.7 million and $15.3 million as of September 30, 2011 and December 31, 2010, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.

During the three months ended September 30, 2011, in conjunction with the Company's annual impairment tests of goodwill and indefinite-lived intangible assets, the Company recognized non-cash impairment charges of $382.6 million, primarily related to goodwill impairment in the Baby & Parenting and Hardware global business units. In making the assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management's estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger additional impairment charges.

During the nine months ended September 30, 2011, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 8. The fair values of certain of the Company’s current and long-term debt are based on quoted market prices and are as follows (in millions):

	September 30, 2011		December 31, 2010
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,678.4	$1,636.3	$1,650.7	$1,623.0
Preferred securities underlying the junior convertible subordinated debentures	353.8	421.2	353.8	421.2

The carrying amounts of all other significant debt approximate fair value.

Footnote 14 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products

Home & Family	Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®
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

The Company’s segment results are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales (1)
Home & Family	$626.7	$608.8	$1,762.2	$1,757.7
Office Products	474.9	450.3	1,339.7	1,285.4
Tools, Hardware & Commercial Products	448.3	406.4	1,267.5	1,173.6
	$1,549.9	$1,465.5	$4,369.4	$4,216.7
Operating Income (Loss) (2)
Home & Family	$88.6	$76.2	$209.8	$220.6
Office Products	76.9	70.8	228.1	217.5
Tools, Hardware & Commercial Products	65.5	70.6	177.5	189.2
Impairment charges	(382.6)	—	(382.6)	—
Restructuring costs	(5.5)	(16.2)	(12.3)	(53.3)
Corporate	(35.1)	(26.8)	(88.8)	(68.8)
	$(192.2)	$174.6	$131.7	$505.2

	September 30, 2011	December 31, 2010
Identifiable Assets
Home & Family	$952.1	$896.4
Office Products	1,054.1	972.0
Tools, Hardware & Commercial Products	959.6	931.5
Corporate (3)	3,246.0	3,605.4
	$6,211.8	$6,405.3

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net Sales (1), (4)
United States	$1,041.0	$1,006.0	$2,915.1	$2,912.1
Canada	103.3	96.7	284.7	257.0
Total North America	1,144.3	1,102.7	3,199.8	3,169.1
Europe, Middle East and Africa	203.7	193.3	617.2	595.1
Latin America	86.2	69.6	238.4	191.4
Asia Pacific	115.7	99.9	314.0	261.1
Total International	405.6	362.8	1,169.6	1,047.6
	$1,549.9	$1,465.5	$4,369.4	$4,216.7
Operating Income (Loss) (2), (6)
United States	$(137.3)	$129.2	$86.0	$381.7
Canada	25.1	24.1	61.5	58.0
Total North America	(112.2)	153.3	147.5	439.7
Europe, Middle East and Africa (5)	(4.5)	(0.1)	14.6	19.3
Latin America	4.6	0.7	13.3	4.3
Asia Pacific	(80.1)	20.7	(43.7)	41.9
Total International	(80.0)	21.3	(15.8)	65.5
	$(192.2)	$174.6	$131.7	$505.2

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12.5% and 10.9% of consolidated net sales in the three and nine months ended September 30, 2011, respectively, and approximately 13.5% and 12.5% of consolidated net sales in the three and nine months ended September 30, 2010, respectively.

(2)
Operating income (loss) by segment is net sales less cost of products sold and selling, general & administrative (“SG&A”) expenses. Operating income by geographic area is net sales less cost of products sold, SG&A expenses, impairment charges, and restructuring and restructuring-related costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)
The Europe, Middle East and Africa operating income (loss) is after considering $11.5 million and $6.9 million of incremental SG&A costs associated with the European Transformation Plan for the three months ended September 30, 2011 and 2010, respectively, and $25.8 million and $8.5 million of similar costs for the nine months ended September 30, 2011 and 2010, respectively.

(6)	The following table summarizes the restructuring costs and impairment charges by region included in operating income (loss) above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Restructuring Costs
United States	$—	$3.0	$—	$13.3
Canada	—	0.5	—	5.6
Total North America	—	3.5	—	18.9
Europe, Middle East and Africa	5.5	6.5	12.3	22.1
Latin America	—	5.3	—	7.4
Asia Pacific	—	0.9	—	4.9
Total International	5.5	12.7	12.3	34.4
	$5.5	$16.2	$12.3	$53.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Impairment Charges
United States	$266.8	$—	$266.8	$—
Canada	—	—	—	—
Total North America	266.8	—	266.8	—
Europe, Middle East and Africa	9.2	—	9.2	—
Latin America	—	—	—	—
Asia Pacific	106.6	—	106.6	—
Total International	115.8	—	115.8	—
	$382.6	$—	$382.6	$—

Footnote 15 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	September 30, 2011	December 31, 2010
Customer accruals	$244.9	$280.9
Accruals for manufacturing, marketing and freight expenses	100.7	108.9
Accrued self-insurance liabilities	72.9	73.1
Accrued pension, defined contribution and other postretirement benefits	42.4	45.3
Accrued contingencies, primarily legal, environmental and warranty	34.0	39.1
Accrued restructuring (See Footnote 4)	19.3	33.5
Other	113.7	117.4
Other accrued liabilities	$627.9	$698.2
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

Footnote 16 — Litigation and Contingencies
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $43.3 million and $42.3 million as of September 30, 2011 and December 31, 2010, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of DYMO|Endicia Internet Postage. Endicia was party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com sought unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In 2010, the Court entered judgment in favor of the Company terminating the action on summary judgment, and on June 15, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed that judgment. Stamps.com’s petition for a rehearing before the Federal Circuit panel was denied and Stamps.com has no further right of appeal. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same trial court as the first proceeding. There can be no assurance the Company will be successful in defending itself in this matter.
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
The Company (through two of its affiliates) has been involved in litigation originally filed in June 2008 in the U.S. District Court for the Western District of North Carolina with Worthington Industries, Inc. (“Worthington”) over breach of a supply contract and price increases levied by Worthington after having wrongfully terminated the contract prior to its expiration. In February 2010, a jury determined that Worthington: (a) breached the supply agreement; (b) illegally traded upon the goodwill of the Company; and (c) committed deceptive trade practices in violation of relevant laws. The jury awarded damages of $13.0 million to the Company, and the Company was subsequently awarded an additional $2.8 million in pre-judgment interest and attorneys’ fees. In conjunction with the sale of the Company’s hand torch and solder business to Worthington, the parties agreed to settle all claims. See Footnote 2 for further details.
As of September 30, 2011, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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

The Company’s estimate of environmental response costs associated with these matters as of September 30, 2011 ranged between $19.5 million and $31.9 million. As of September 30, 2011, the Company had a reserve of $21.6 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $18.7 million by applying a 5% discount rate to undiscounted obligations of $27.8 million.
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

Footnote 17 — Subsequent Events

In October 2011, the Company announced Project Renewal, a global initiative designed to reduce the complexity of the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural SG&A costs. Cost savings will be achieved in large part through a consolidation of three operating groups into two, and of thirteen global business units into nine. In addition, the consolidation of a limited number of manufacturing facilities and distribution centers will be implemented as part of the plan, with the goal of increasing operational efficiency, reducing costs, and improving gross margin. The Company expects to incur cash costs of $75 to $90 million and record pretax restructuring charges in the range of $90 to $100 million under the plan.

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

•
Leveraging the portfolio includes more complete deployment of our brands in existing customers and geographies, accelerating expansion outside North America, targeting investment in higher growth businesses and categories, and acquiring businesses that facilitate geographic and category expansion, thus enhancing the potential for growth and improved profitability.

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

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories

Segment	GBU	Key Brands	Description of Primary Products
Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Mimio®	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods
Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall mounted work stations
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®	Manual paint applicators, window hardware and convenience hardware
Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first nine months of 2011 were impacted by the following factors:

•
Core sales increased 3.3% in the third quarter compared to the same period last year due to core sales growth in the U.S. and emerging markets. The core sales increase in the quarter contributed to 1.1% core sales growth in the first nine months of 2011 compared to the same period last year, with double- and high single-digit increases in Latin America and Asia Pacific, respectively, as the Company continues its focus on expanding geographically and into emerging markets. The Company's overall core sales growth in 2011 has been adversely impacted by weak consumer spending and the challenging macro-economic environments in North America and Europe, as core sales increased modestly in North America and declined 3.4% in Europe compared to the same period last year.

•
Core sales increased 5.4% in the Tools, Hardware & Commercial Products segment, led by double-digit core sales growth in the Industrial Products & Services GBU, offset by a core sales decline of 1.3% in the Home & Family segment, which is primarily attributable to the impact of market dynamics in the Baby & Parenting product categories. When combined with Office Products’ relatively unchanged core sales, the Company generated 1.1% overall core sales growth.

•	Input and sourced product cost inflation was partially offset by productivity and pricing which resulted in gross margins of 37.7%, a 50 basis point decrease compared to the same period in 2010.

•
Continued selective spend for strategic SG&A activities to drive sales, enhance the new product pipeline and develop growth platforms. During the first nine months of 2011, the Company’s spend for strategic brand-building and consumer demand creation activities included spend for the following:

•	Graco® Smart Seat™ All-In-One Car Seat, the first all-in-one car seat to feature a one-time install, stay-in-car Smart Base™ that accommodates newborns all the way up to children weighing 100 pounds;

•
Expansion of the Aprica® product line in Japan with car seats and strollers with features to enhance safety, comfort, convenience and maneuverability, and the launch of the Aprica® product line at key retailers in North America;

•	Launch of the Rubbermaid® Glass with Easy Find Lids food storage platform, which combines the nesting, stacking and “no spill lid” system with the reheating and serving advantages of glass;

•	Ongoing support for the Rubbermaid® Reveal™ Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•	The continued rollout of the Size-in-Store program, which leverages advanced technology to make it easy for consumers to purchase custom-sized Levolor® blinds and shades right in the store;

•	The launch of Calphalon® Kitchen Electrics, which are designed to provide accurate temperature control, even heat delivery and ensure foods cook evenly and thoroughly, for reliable results;

•	Initiatives to support global expansion, with a particular focus on activities supporting launches of Paper Mate® and Sharpie® products in Brazil;

•	Paper Mate®’s InkJoy® line of writing instruments, which feature innovative ultra-low viscosity ink for a smooth writing experience, rolling out world-wide, starting in Latin America;

•	Continued expansion of dedicated Parker® “shop-in-shop” retail outlets in China and other regions to enhance in-store merchandising;

•	Launches of the Parker® Sonnet™ Collection, the Parker® Ingenuity Collection featuring Parker 5th™ Technology and the Waterman® Pure White™ collection;

•	Expansion of sales forces in the Technology and Industrial Products & Services GBUs to drive greater sales penetration and enhance the availability of products;

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

•	The launch of Lenox®’s innovative new hole saw, which features a unique slotted design for easy plug removal.

•
Non-cash impairment charges of $382.6 million were recorded as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets, principally relating to impairment of goodwill in the Baby & Parenting and Hardware GBUs.

•
Divestiture of the BernzOmatic hand torch and solder business, which resulted in an after-tax loss on the sale of $15.2 million, and when combined with the $7.1 million of net income from operations of the hand torch and solder business, the Company recognized $8.1 million of net loss from discontinued operations for the nine months ended September 30, 2011.

•	Continued the execution of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business.

•	The expiration of various worldwide statutes of limitation for certain tax periods resulted in the recognition of $49.0 million of previously unrecognized tax benefits.

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

•
Commenced a $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired 1.9 million shares of common stock for $24.4 million during the three months ended September 30, 2011.

•	The Company’s Board of Directors approved a 60% increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, which took effect with the Company’s dividend paid in June 2011.

Projects and Initiatives
Project Renewal
In October 2011, the Company commenced the implementation of Project Renewal, a program designed to reduce the complexity of the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural selling, general & administrative ("SG&A") costs. Cost savings from the program are expected to be achieved in large part through a consolidation of the current three operating groups into two, and of thirteen GBUs into nine. One of the two new operating groups will be primarily consumer facing while the other will be primarily commercial facing, and the two new operating groups will be operational effective January 1, 2012.
In connection with the program, the Company expects to incur cash costs of $75 to $90 million and record pretax restructuring charges in the range of $90 to $100 million through the end of 2012, the majority of which are employee-related cash costs, including severance, retirement, and other termination benefits and costs. Charges of between $30 and $40 million are expected to be incurred in the fourth quarter of 2011. The consolidation of a limited number of manufacturing facilities and distribution centers will also be implemented as part of the program, with the goal of increasing operational efficiency, reducing costs, and improving gross margin, and the Company estimates a total net headcount reduction of approximately 500 resulting from Project Renewal.
The Company expects to generate cost savings of approximately $90 to $100 million when the program is fully implemented by the end of 2012. The majority of the savings will be reinvested in the business to unlock accelerated growth.
European Transformation Plan
In 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning system in Europe, all with the aim of increasing operating income margin in the European region to at least ten percent.
The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million. The European Transformation Plan is expected to be completed in 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of selling, general and administrative expenses, referred to herein as restructuring-related charges, to implement the European Transformation Plan. The Company expects the European Transformation Plan to be completed by the end of the year ending December 31, 2012. Through September 30, 2011, the Company has incurred restructuring and restructuring-related charges of approximately $12 million and $41 million, respectively, under the European Transformation Plan. The Company expects to realize annual after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan.
As part of its European Transformation Plan, the Company has initiated the relocation of key personnel to Geneva, Switzerland, and the relocation is expected to be substantially complete by the end of 2011. In addition, the Company has undertaken various projects to maximize gross margins and centralize operations in the region.
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
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through September 30, 2011, the North American operations of substantially all of the Company's 13 GBUs have successfully gone live with their SAP implementation efforts, including the North American operations of the Décor GBU in August 2011. The Company’s European operations are expected to go-live on SAP in the first half of 2012.
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of September 30, 2011, the Company’s Venezuelan subsidiary had approximately $40.0 million of net monetary assets denominated in Bolivar

Fuertes at the SITME rate of 5.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 5% increase (decrease) in the applicable exchange rate would decrease (increase) the Company’s pretax income by $2.0 million.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the three and nine months ended September 30, (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Net sales	$1,549.9	100.0%	$1,465.5	100.0%	$4,369.4	100.0%	$4,216.7	100.0%
Cost of products sold	970.6	62.6	902.1	61.6	2,720.8	62.3	2,605.6	61.8
Gross margin	579.3	37.4	563.4	38.4	1,648.6	37.7	1,611.1	38.2
Selling, general and administrative expenses	383.4	24.7	372.6	25.4	1,122.0	25.7	1,052.6	25.0
Impairment charges	382.6	24.7	—	—	382.6	8.8	—	—
Restructuring costs	5.5	0.4	16.2	1.1	12.3	0.3	53.3	1.3
Operating (loss) income	(192.2)	(12.4)	174.6	11.9	131.7	3.0	505.2	12.0
Nonoperating expenses:
Interest expense, net	21.8	1.4	30.3	2.1	65.0	1.5	95.5	2.3
Losses related to extinguishments of debt	—	—	218.6	14.9	4.8	0.1	218.6	5.2
Other expense (income), net	6.0	0.4	(3.5)	(0.2)	11.0	0.3	(9.6)	(0.2)
Net nonoperating expenses	27.8	1.8	245.4	16.7	80.8	1.8	304.5	7.2
(Loss) income before income taxes	(220.0)	(14.2)	(70.8)	(4.8)	50.9	1.2	200.7	4.8
Income tax benefit	(53.6)	(3.5)	(99.1)	(6.8)	(2.0)	—	(14.1)	(0.3)
(Loss) income from continuing operations	(166.4)	(10.7)	28.3	1.9	52.9	1.2	214.8	5.1
(Loss) income from discontinued operations	(11.2)	(0.7)	—	—	(8.1)	(0.2)	2.3	0.1
Net (loss) income	$(177.6)	(11.5)%	$28.3	1.9%	$44.8	1.0%	$217.1	5.1%
Three Months Ended September 30, 2011 vs. Three Months Ended September 30, 2010
Consolidated Operating Results:
Net sales for the three months ended September 30, 2011 were $1,549.9 million, representing an increase of $84.4 million, or 5.8%, from $1,465.5 million for the three months ended September 30, 2010. The following table sets forth an analysis of changes in consolidated net sales for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 (in millions, except percentages):

Core sales	$47.3	3.3%
Foreign currency	37.1	2.5
Total change in net sales	$84.4	5.8%
Core sales increased 3.3%, led by high single-digit core sales growth in the Tools, Hardware & Commercial Products segment. Foreign currency had the effect of increasing net sales by 2.5%. Excluding foreign currency, sales in the Company’s North American and international businesses increased approximately 3.1% and 3.5%, respectively.

Gross margin, as a percentage of net sales, for the three months ended September 30, 2011 was 37.4%, or $579.3 million, versus 38.4%, or $563.4 million, for the three months ended September 30, 2010. The 100 basis point decline in gross margin was attributable to input and sourced product cost inflation partially offset by impacts of pricing actions realized during the quarter. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
SG&A expenses for the three months ended September 30, 2011 were 24.7% of net sales, or $383.4 million, versus 25.4% of net sales, or $372.6 million, for the three months ended September 30, 2010. In constant currency, SG&A expenses remained relatively unchanged with $25.0 million lower structural SG&A costs offset by a $4.6 million increase in restructuring-related costs, $4.4 million of incremental costs associated with the Company's Chief Executive Officer transition, and a $15.6 million increase in strategic spending directed towards organic growth in faster growing markets and new categories.
As a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets, the Company recorded non-cash impairment charges of $382.6 million during the three months ended September 30, 2011, principally relating to the impairment of goodwill in the Company's Baby & Parenting and Hardware GBUs. There were no similar charges recorded during the three months ended September 30, 2010.
The Company recorded restructuring costs of $5.5 million and $16.2 million for the three months ended September 30, 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was attributable to the completion of Project Acceleration in 2010. The restructuring costs for the three months ended September 30, 2011 relate to the European Transformation Plan and consisted of $3.3 million of employee severance, termination benefits and employee relocation costs and $2.2 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2010 included $3.3 million of facility and other exit costs, $8.0 million of employee severance, termination benefits and employee relocation costs, and $4.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating loss for the three months ended September 30, 2011 was $192.2 million, or 12.4% of net sales, versus operating income of $174.6 million, or 11.9% of net sales, for the three months ended September 30, 2010. The primary driver of the change in operating income was the $382.6 million of impairment charges recorded during the three months ended September 30, 2011. Excluding the impact of the $382.6 million of impairment charges, which were 24.7% of net sales, operating income margin for the three months ended September 30, 2011 would be 12.3% of net sales, comparable to the 11.9% operating income margin for the three months ended September 30, 2011.
Net nonoperating expenses for the three months ended September 30, 2011 were $27.8 million versus $245.4 million for the three months ended September 30, 2010. Excluding the impacts of losses related to extinguishments of debt of $218.6 million, which did not recur in the 2011 period, net nonoperating expenses increased $1.0 million. Interest expense for the three months ended September 30, 2011 was $21.8 million, a decrease of $8.5 million from $30.3 million for the three months ended September 30, 2010, due to lower overall borrowing costs resulting from benefits from the Capital Structure Optimization Plan, a more favorable interest rate environment and a higher mix of short-term borrowings. The reduction in interest expense was more than offset by the impact of foreign exchange transactional losses during the three months ended September 30, 2011. During the three months ended September 30, 2010, the Company executed a series of transactions under its Capital Structure Optimization Plan intended to simplify the Company’s capital structure, lower interest costs and reduce potential future dilution from the convertible notes. The losses related to extinguishments of debt of $218.6 million recognized in the three months ended September 30, 2010 relate to the retirement of $279.3 million of the $300.0 million aggregate principal amount of 10.60% senior unsecured notes due April 2019 and $324.7 million principal amount of the $345.0 million 5.50% convertible senior notes due 2014 pursuant to the Capital Structure Optimization Plan.
The Company recognized an income tax benefit of $53.6 million for the three months ended September 30, 2011, compared to an income tax benefit of $99.1 million for the three months ended September 30, 2010. The change in the income tax benefit was primarily attributable to the deductibility of the $382.6 million of impairment charges and $218.6 million of losses on extinguishment of debt in the three months ended September 30, 2011 and 2010, respectively, because the impairment charges are not fully deductible while the losses on extinguishment of debt were fully deductible. The change in the income tax benefit was also attributable to the recognition of income tax benefits of $28.2 million in the three months ended September 30, 2011 due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation, and the recognition of $63.6 million of previously unrecognized tax benefits in September 2010 as a result of the Company entering into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at Appeals.

The net loss from discontinued operations was $11.2 million and $0 for the three months ended September 30, 2011 and 2010, respectively. The loss on disposal of discontinued operations for the three months ended September 30, 2011 was $15.2 million, after tax, related to the disposal of the Bernzomatic hand torch and solder business. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2011	2010	% Change
Home & Family	$626.7	$608.8	2.9%
Office Products	474.9	450.3	5.5
Tools, Hardware & Commercial Products	448.3	406.4	10.3
Total net sales	$1,549.9	$1,465.5	5.8%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010:

	Home & Family	Office Products	Tools, Hardware & Commercial Products
Core sales	1.1%	2.2%	7.5%
Foreign currency	1.8	3.3	2.8
Total change in net sales	2.9%	5.5%	10.3%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2011	2010	% Change
Home & Family	$88.6	$76.2	16.3%
Office Products	76.9	70.8	8.6
Tools, Hardware & Commercial Products	65.5	70.6	(7.2)
Impairment charges	(382.6)	—	NMF
Restructuring costs	(5.5)	(16.2)	66.0
Corporate (1)	(35.1)	(26.8)	(31.0)
Total operating (loss) income	$(192.2)	$174.6	NMF
NMF - Not meaningful

(1)
Includes restructuring-related costs of $11.5 million and $6.9 million for the three months ended September 30, 2011 and 2010, respectively, associated with the European Transformation Plan, and the three months ended September 30, 2011 includes $4.4 million of incremental costs associated with the Company's Chief Executive Officer transition.

Home & Family
Net sales for the three months ended September 30, 2011 were $626.7 million, an increase of $17.9 million, or 2.9%, from $608.8 million for the three months ended September 30, 2010. Core sales increased 1.1%, led by double and mid-single digit core sales growth in the Culinary Lifestyles and Beauty & Style GBUs, respectively, due to higher volumes and new products, partially offset by low and mid-single digit core sales declines in the Baby & Parenting and Décor GBUs, respectively. The core sales decline at Décor was driven primarily by customers accelerating purchases to the second quarter of 2011 in advance of the GBU's SAP go-live in August 2011. Foreign currency had a favorable impact of 1.8%.
Operating income for the three months ended September 30, 2011 was $88.6 million, or 14.1% of net sales, an increase of $12.4 million, or 16.3%, from $76.2 million, or 12.5% of net sales, for the three months ended September 30, 2010. The 160 basis point increase in operating income margin is attributable to lower SG&A costs. In constant currency, SG&A costs as a percentage of net sales declined 190 basis points, primarily due to lower structural SG&A costs.

Office Products
Net sales for the three months ended September 30, 2011 were $474.9 million, an increase of $24.6 million, or 5.5%, from $450.3 million for the three months ended September 30, 2010. Core sales increased 2.2%, driven by healthy back-to-school sales in North America, which resulted in a core sales increase in the Markers, Highlighters, Art & Office Organization GBU, and high single-digit core sales growth in the Technology GBU. Foreign currency had a favorable impact of 3.3%.
Operating income for the three months ended September 30, 2011 was $76.9 million, or 16.2% of net sales, an increase of $6.1 million, or 8.6%, from $70.8 million, or 15.7% of net sales, for the three months ended September 30, 2010. The 50 basis point improvement in operating income margin is attributable to a 160 basis point reduction in constant currency SG&A costs as a percentage of net sales due to lower structural SG&A costs, partially offset by declines in gross margins due to input and sourced product cost inflation and unfavorable product mix due to higher promotional activity and a more price sensitive consumer environment.
Tools, Hardware & Commercial Products
Net sales for the three months ended September 30, 2011 were $448.3 million, an increase of $41.9 million, or 10.3%, from $406.4 million for the three months ended September 30, 2010. Core sales increased 7.5%, driven by double-digit core sales growth in the Industrial Products & Services GBU and high single-digit growth in the Commercial Products and Construction Tools & Accessories GBUs, partially offset by a core sales decline in the Hardware GBU. Core sales growth in emerging markets was strong, contributing to double-digit core sales growth in the Asia Pacific and Latin America regions. Foreign currency had a favorable impact of 2.8%.
Operating income for the three months ended September 30, 2011 was $65.5 million, or 14.6% of net sales, a decrease of $5.1 million, or 7.2%, from $70.6 million, or 17.4% of net sales, for the three months ended September 30, 2010. The 280 basis point decrease in operating income margin is primarily attributable to the impacts of input cost inflation and unfavorable product mix due to a more price sensitive environment, which unfavorably impacted operating income margins by a combined 420 basis points, partially offset by pricing gains realized during the quarter. In constant currency, SG&A costs as a percentage of net sales remained relatively unchanged, as investments in incremental strategic SG&A costs were commensurate with the increase in core sales.

Nine Months Ended September 30, 2011 vs. Nine Months Ended September 30, 2010
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2011 were $4,369.4 million, representing an increase of $152.7 million, or 3.6%, from $4,216.7 million for the nine months ended September 30, 2010. The following table sets forth an analysis of changes in consolidated net sales for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 (in millions, except percentages):

Core sales	$48.9	1.1%
Foreign currency	103.8	2.5
Total change in net sales	$152.7	3.6%
Core sales increased 1.1% compared to the prior year driven by growth in the Company’s international businesses, particularly in emerging markets, with double- and high single-digit core sales growth in the Latin America and Asia Pacific regions, respectively, across substantially all segments. Excluding foreign currency, sales at the Company’s international and North America businesses increased 3.5% and 0.4%, respectively. Foreign currency contributed 2.5% to the increase in net sales.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2011 was 37.7%, or $1,648.6 million, versus 38.2% of net sales, or $1,611.1 million, for the nine months ended September 30, 2010. The primary driver of the 50 basis point gross margin decrease was input and sourced product cost inflation, which was partially offset by pricing and productivity.
SG&A expenses for the nine months ended September 30, 2011 were 25.7% of net sales, or $1,122.0 million, versus 25.0% of net sales, or $1,052.6 million, for the nine months ended September 30, 2010. In constant currency, SG&A expenses increased $38.9 million due to $39.9 million of incremental investments in brand building and other strategic SG&A activities to support marketing initiatives, advertising and promotions, new market entries and global expansion. SG&A expenses also include $4.4 million of incremental costs incurred due to the Company's Chief Executive Officer transition and an increase of $17.3 million in restructuring-related costs for the European Transformation Plan. The aforementioned increases were partially offset by $22.7 million lower structural SG&A costs.

As a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets, the Company recorded non-cash impairment charges of $382.6 million during the nine months ended September 30, 2011, principally relating to the impairment of goodwill in the Company's Baby & Parenting and Hardware GBUs. There were no similar charges recorded during the nine months ended September 30, 2010.
The Company recorded restructuring costs of $12.3 million and $53.3 million for the nine months ended September 30, 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was attributable to the completion of Project Acceleration in 2010. The restructuring costs for the nine months ended September 30, 2011 relate to the European Transformation Plan and consisted of $10.1 million of employee severance, termination benefits and employee relocation costs and $2.2 million of exited contractual commitments and other restructuring costs. The restructuring costs for the nine months ended September 30, 2010 included $5.0 million of facility and other exit costs, $40.2 million of employee severance, termination benefits and employee relocation costs, and $8.1 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the nine months ended September 30, 2011 was 3.0% of net sales, or $131.7 million, versus 12.0% of net sales, or $505.2 million, for the nine months ended September 30, 2010. Excluding the impact of the $382.6 million of impairment charges, which were 8.8% of net sales, operating income for the nine months ended September 30, 2011 would be $514.3 million, or 11.8% of net sales, for the nine months ended September 30, 2011.
Net nonoperating expenses for the nine months ended September 30, 2011 were $80.8 million versus $304.5 million for the nine months ended September 30, 2010. Interest expense for the nine months ended September 30, 2011 was $65.0 million, a decrease of $30.5 million from $95.5 million for the nine months ended September 30, 2010, due to lower overall borrowing costs resulting from the Capital Structure Optimization Plan, a more favorable interest rate environment and a higher mix of short-term borrowings. Losses related to extinguishments of debt were $4.8 million for the nine months ended September 30, 2011 compared to $218.6 million in the 2010 period. The losses related to extinguishments of debt of $218.6 million recognized in the three months ended September 30, 2010 relate to the retirement of $279.3 million of the $300.0 million aggregate principal amount of 10.60% senior unsecured notes due April 2019 and $324.7 million principal amount of the $345.0 million 5.50% convertible senior notes due 2014 pursuant to the Capital Structure Optimization Plan. During the nine months ended September 30, 2011, the Company has recognized $11.3 million of foreign exchange transactional losses; however, during the nine months ended September 30, 2010, the Company recognized foreign exchange gains of $6.3 million principally related to a foreign exchange gain of $5.6 million associated with the Company’s transition to the SITME rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte.
The Company recognized an income tax benefit of $2.0 million for the nine months ended September 30, 2011, compared to an income tax benefit of $14.1 million for the nine months ended September 30, 2010. The change in the income tax benefit was primarily attributable to the deductibility of the $382.6 million of impairment charges and $218.6 million of losses on extinguishment of debt in the nine months ended September 30, 2011 and 2010, respectively, because the impairment charges are not fully deductible while the losses on extinguishment of debt were fully deductible. The change in the income tax benefit was also attributable to the recognition of income tax benefits of $49.0 million in the nine months ended September 30, 2011 due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation, and the recognition of $63.6 million of previously unrecognized tax benefits in September 2010 as a result of the Company entering into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at Appeals.
The net loss from discontinued operations was $8.1 million for the nine months ended September 30, 2011 compared to net income from discontinued operations of $2.3 million for the nine months ended September 30, 2010. The loss on disposal of discontinued operations for the nine months ended September 30, 2011 was $15.2 million, after tax, related to the disposal of the Bernzomatic hand torch and solder business. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2011	2010	% Change
Home & Family	$1,762.2	$1,757.7	0.3%
Office Products	1,339.7	1,285.4	4.2
Tools, Hardware & Commercial Products	1,267.5	1,173.6	8.0
Total net sales	$4,369.4	$4,216.7	3.6%

The following table sets forth an analysis of changes in net sales in each segment for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010:

	Home & Family	Office Products	Tools, Hardware & Commercial Products
Core sales	(1.3)%	0.7%	5.4%
Foreign currency	1.6	3.5	2.6
Total change in net sales	0.3%	4.2%	8.0%
Operating income (loss) by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2011	2010	% Change
Home & Family	$209.8	$220.6	(4.9)%
Office Products	228.1	217.5	4.9
Tools, Hardware & Commercial Products	177.5	189.2	(6.2)
Impairment charges	(382.6)	—	NMF
Restructuring costs	(12.3)	(53.3)	76.9
Corporate (1)	(88.8)	(68.8)	(29.1)
Total operating income	$131.7	$505.2	(73.9)%
NMF - Not meaningful

(1)
Includes restructuring-related costs of $25.8 million and $8.5 million for the nine months ended September 30, 2011 and 2010, respectively, associated with the European Transformation Plan, and the nine months ended September 30, 2011 includes $4.4 million of incremental costs associated with the Company's Chief Executive Officer transition.

Home & Family
Net sales for the nine months ended September 30, 2011 were $1,762.2 million, an increase of $4.5 million, or 0.3%, from $1,757.7 million for the nine months ended September 30, 2010. Core sales declined 1.3%, which was primarily attributable to a high single-digit core sales decline in the Baby & Parenting GBU, particularly in the North American markets, due to continued economic pressure and recent declines in birth rates in the U.S. The decline at the Baby & Parenting GBU was partially offset by low and high single-digit core sales growth in the Décor and Culinary Lifestyles GBUs, respectively, due to new product launches and distribution gains. Foreign currency had a favorable impact of 1.6%.
Operating income for the nine months ended September 30, 2011 was $209.8 million, or 11.9% of net sales, a decrease of $10.8 million, or 4.9%, from $220.6 million, or 12.6% of net sales, for the nine months ended September 30, 2010. The 70 basis point decline in operating income margin is primarily attributable to input cost inflation partially offset by pricing and productivity. In constant currency, SG&A costs as a percentage of net sales decreased marginally due to lower structural SG&A costs partially offset by higher SG&A spend to support geographic expansion and distribution gains.
Office Products
Net sales for the nine months ended September 30, 2011 were $1,339.7 million, an increase of $54.3 million, or 4.2%, from $1,285.4 million for the nine months ended September 30, 2010. Core sales increased 0.7% with mid single-digit core sales growth in the Fine Writing & Luxury Accessories and Technology GBUs partially offset by modest core sales declines in the Everyday Writing and Markers, Highlighters, Art & Office Organization GBUs. Core sales growth for the Everyday Writing and Markers, Highlighters, Art & Office Organization GBUs was impacted by an estimated $5 to $10 million of sales shifted from the first nine months of 2011 to the fourth quarter of 2010 due to customer order acceleration to qualify for annual volume rebates. Foreign currency had a favorable impact of 3.5%.
Operating income for the nine months ended September 30, 2011 was $228.1 million, or 17.0% of net sales, an increase of $10.6 million, or 4.9%, from $217.5 million, or 16.9% of net sales, for the nine months ended September 30, 2010. The slight increase in operating income margin is attributable to pricing and improved product mix partially offset by input cost inflation and higher constant currency SG&A costs as a percentage of net sales. In constant currency, SG&A costs as a percentage of net sales increased 80 basis points due to increased strategic SG&A spending to support new market entries, expanded sales forces and geographic expansion.
Tools, Hardware & Commercial Products
Net sales for the nine months ended September 30, 2011 were $1,267.5 million, an increase of $93.9 million, or 8.0%, from $1,173.6 million for the nine months ended September 30, 2010. Core sales increased 5.4%. Double-digit cores sales growth in the Industrial Products & Services GBU and high and mid single-digit core sales growth in the Construction Tools & Accessories and Commercial Products GBUs, respectively, were partially offset by a core sales decline in the Hardware GBU. Excluding the impacts of currency, the segment’s international sales increased double-digits due to strong core sales growth in emerging markets, and North American sales increased mid single-digits. Foreign currency had a favorable impact of 2.6%.
Operating income for the nine months ended September 30, 2011 was $177.5 million, or 14.0% of net sales, a decrease of $11.7 million, or 6.2%, from $189.2 million, or 16.1% of net sales, for the nine months ended September 30, 2010. The 210 basis point decrease in operating income margin is attributable to input cost inflation and unfavorable product mix partially offset by pricing, productivity and better leverage of structural SG&A costs as a result of increased net sales. Increased investments in strategic SG&A costs were commensurate with the increase in core sales.

Liquidity and Capital Resources
Cash and cash equivalents decreased as follows for the nine months ended September 30, (in millions):

	2011	2010
Cash provided by operating activities	$279.8	$377.9
Cash used in investing activities	(139.4)	(102.2)
Cash used in financing activities	(142.2)	(404.2)
Currency effect on cash and cash equivalents	1.1	3.7
Decrease in cash and cash equivalents	$(0.7)	$(124.8)
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions and divestitures. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.
Sources
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt, and use of available borrowing facilities.
Cash provided by operating activities for the nine months ended September 30, 2011 was $279.8 million compared to cash provided by operating activities of $377.9 million for the nine months ended September 30, 2010. This decrease is primarily attributable to higher inventory levels to support international expansion and new product introductions as well as higher customer program payments in 2011 for amounts earned in 2010 compared to customer program payments in 2010 for amounts earned in 2009.
In July 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. ("Worthington") for cash consideration of $51.0 million, $8.0 million of which were held in escrow. The cash consideration paid to the Company provided for settlement of all claims involving the Company’s litigation with Worthington.
During the nine months ended September 30, 2011, the Company obtained net proceeds of $98.9 million from its short-term borrowing arrangements, including commercial paper and its receivables facility, and this compared to $189.6 million of net proceeds from these borrowing arrangements in the nine months ended September 30, 2010. During the three months ended September 30, 2010, the Company substantially completed its Capital Structure Optimization Plan (the “Plan”). The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the new notes, cash on hand, and the $189.6 million of short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program and to complete a cash tender offer for its outstanding $300.0 million principal amount of 10.60% notes due 2019, which resulted in the repurchase of $279.3 million principal amount of the notes. The Company received $544.9 million of net proceeds from the issuance of the 4.70% notes due 2020.
In addition, the Company received approximately $70.0 million of net proceeds associated with the settlement of the convertible note hedge and warrant transactions during the nine months ended September 30, 2010.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included dividend payments, share repurchases, capital expenditures, payments on debt, and acquisitions.
In the third quarter of 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the unsecured three-year $400.0 million term loan (the "Term Loan"). In connection with the extinguishments of $20.2 million principal amount of the 5.5% senior convertible notes due 2014 (the "Convertible Notes"), the Company paid $3.1 million in cash to the holders of such Convertible Notes during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company completed a cash tender offer for $279.3 million of the $300.0 million principal amount of 10.60% notes due 2019 and paid cash of $402.2 million in connection with the Plan. Pursuant to the Plan, the Company also completed an exchange offer for $324.7 million of the $345.0 million principal amount of Convertible Notes (the “Exchange Offer”) and issued 37.7 million shares of common stock and paid cash consideration of $52.0 million to holders accepting the Exchange Offer. The Company made payments on medium-term notes and other debt of $108.4 million and made a payment on its term loan of $100.0 million during the nine months ended September 30, 2010.
Aggregate dividends paid were $61.6 million and $40.8 million for the nine months ended September 30, 2011 and 2010, respectively. The Company’s Board of Directors approved a 60% increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, effective with the quarterly dividend paid in June 2011.
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). The SRP is authorized to run for a period of three years ending in August 2014. During the three months ended September 30, 2011, the Company repurchased and retired approximately 1.9 million shares pursuant to the SRP for $24.4 million.

Capital expenditures were $151.2 million and $108.1 million for the nine months ended September 30, 2011 and 2010, respectively. The largest single capital project in both nine month periods was the implementation of SAP, which represented $44.3 million and $29.9 million of capital expenditures for the nine months ended September 30, 2011 and 2010, respectively.
During the nine months ended September 30, 2011, the Company paid $20.0 million in connection with acquisitions and acquisition-related activity.
Cash paid for restructuring activities was $26.5 million and $49.6 million for the nine months ended September 30, 2011 and 2010, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.
Cash Conversion Cycle
The Company defines its cash conversion cycle as the sum of inventory and accounts receivable days outstanding (based on cost of products sold and net sales, respectively, for the most recent three-month period, including discontinued operations) minus accounts payable days outstanding (based on cost of products sold for the most recent three-month period, including discontinued operations) at the end of the quarter. The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	September 30, 2011	December 31, 2010	September 30, 2010
Accounts receivable	58	62	62
Inventory	82	69	82
Accounts payable	(49)	(47)	(55)
Cash conversion cycle	91	84	89
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company's cash conversion cycle at September 30, 2011 approximated its cash conversion cycle at September 30, 2010.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at September 30, 2011 were $138.9 million, and the Company had $632.0 million of borrowing capacity under its revolving credit facility.

•
Working capital at September 30, 2011 was $513.2 million compared to $466.1 million at December 31, 2010, and the current ratio at September 30, 2011 was 1.29:1 compared to 1.28:1 at December 31, 2010. The increase in working capital and the current ratio is primarily attributable to higher inventory levels and lower customer and compensation-related accruals, partially offset by higher levels of short-term and current portion of long-term debt.

•
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.53:1 and 0.54:1 at September 30, 2011 and December 31, 2010, respectively.

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
Borrowing Arrangements
The Company’s syndicated revolving credit facility (the “Revolver”) expires in November 2012. In lieu of borrowings under the Revolver, the Company may use the $665.0 million of borrowing capacity under the Revolver to provide the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Revolver. However, the Company’s current short-term debt credit ratings and access to the credit markets may limit the Company’s ability to use the borrowing capacity under the Revolver to issue commercial paper. The Revolver also provides for the issuance of up to $100.0 million of standby letters of credit so long as there is a sufficient amount available for borrowing under the Revolver. As of September 30, 2011, commercial paper obligations outstanding were $33.0 million, and there were no borrowings or standby letters of credit outstanding, resulting in $632.0 million of borrowing capacity available under the Revolver.
In September 2011, the Company renewed its 364-day receivables financing facility that provides for maximum borrowings of up to $200.0 million such that it will expire in September 2012. As of September 30, 2011, aggregate borrowings of $200.0 million were outstanding under the facility at a weighted-average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the nine months ended September 30, (in millions):

	2011		2010
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$214.5	$95.1	$206.0	$26.5
Receivables financing facility	200.0	160.6	140.0	7.3
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $550.0 million. As of September 30, 2011, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Revolver and utilize the $632.0 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Revolver and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.3 billion and $2.4 billion as of September 30, 2011 and December 31, 2010, respectively. During the nine months ended September 30, 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the Term Loan and extinguished an additional $20.2 million principal amount of Convertible Notes in exchange for total consideration of $47.8 million, consisting of 2.4 million shares of the Company’s common stock and cash of $3.1 million. As of September 30, 2011, the current portion of long-term debt and short-term debt totaled $503.3 million, including $33.0 million of commercial paper, $200.0 million of borrowings under the receivables facility, and $250.0 million principal amount of the 6.75% medium-term notes due March 2012.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average outstanding debt	$2,374.1	$2,573.0	$2,401.8	$2,480.6
Average interest rate (1)	3.6%	4.6%	3.6%	5.1%

(1)	The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 21.6% and 56.3% of total debt as of September 30, 2011 and December 31, 2010, respectively. The reduction in floating-rate debt is primarily due to the termination and settlement of fixed-for-floating interest rate swaps relating to $750.0 million principal amount of medium-term notes with original maturity dates ranging between March 2012 and April 2013 and the repayment of $150.0 million remaining outstanding principal amount of the Term Loan during the three months ended September 30, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further details.

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
Dividends
The Company’s Board of Directors approved a 60% increase in the quarterly dividend from $0.05 per share to $0.08 per share, effective with the quarterly dividend paid in June 2011. The Company intends to maintain dividends at a level such that operating cash flows can be used to repay outstanding debt and improve its investment grade credit rating.
The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the three months ended September 30, 2011, the Company repurchased approximately 1.9 million shares pursuant to the SRP for $24.4 million, and such shares were immediately retired. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Stable
Fitch Ratings	BBB	F-2	Stable
Outlook
For the year ending December 31, 2011, the Company expects to generate cash flows from operations of $520 to $560 million after restructuring and restructuring-related cash payments of $85 to $95 million. The Company plans to fund capital expenditures of approximately $200 million, which include expenditures associated with the implementation of SAP in Europe and North America.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets and availability under the Revolver and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $236.9 million, primarily representing borrowings under the receivables facility and commercial paper obligations, and $250.0 million principal amount of medium-term notes due March 2012.

Critical Accounting Policies
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company's goodwill is assigned to the Company's reporting units. Reporting units, which are referred to as the Company's Global Business Units (“GBU”), are one level below the operating segment level. The GBU is the Company's core organizing concept, and each GBU supports one or more of the Company's key brands worldwide. The Company has not had any material changes to the reporting units identified and used to test goodwill for impairment since January 1, 2009 due to restructuring activities or otherwise. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company's existing reporting units.
The Company had 13 reporting units with total goodwill of $2.8 billion as of July 1, 2011, prior to the completion of its annual impairment testing. Five of the Company's 13 reporting units accounted for approximately 70 percent of the Company's total goodwill. These five reporting units were as follows: Baby & Parenting; Rubbermaid Commercial Products; Industrial Products & Services; Markers, Highlighters, Art & Office Organization; and Technology.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units' projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. Other than the annual impairment test, the Company determined that no tests of impairment were necessary during the first nine months of 2011.
In the Company's goodwill impairment testing, if the carrying amount of a reporting unit is greater than its fair value, impairment may be present. Estimates made by management in performing its impairment testing may impact whether or not an impairment charge is necessary and the magnitude of the corresponding impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company's reporting units that are stable businesses and have a history of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess fair value. The material assumptions used to value a reporting unit using this approach are the reporting units' estimated financial performance for the remainder of the year and the applicable multiple to apply to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated financial performance for the remainder of the year is based on the Company's internal forecasting process. To determine the EBITDA multiple, the Company obtains information from third parties on EBITDA multiples observed for recent acquisitions and other transactions in the marketplace for comparable businesses. The Company also evaluates the EBITDA multiples of publicly traded companies that are in the same industry and are comparable to each reporting unit and compares the EBITDA multiples of the publicly traded companies to the multiples used by the Company to estimate the fair value of each reporting unit. The Company evaluates the EBITDA multiples used to value the reporting units relative to the Company's market capitalization plus an equity control premium. The equity control premium is defined as the sum of the individual reporting units' estimated market values compared to the Company's market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 12. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company's total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit's market position, brand awareness, gross and operating income margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2011 of approximately $4.7 billion was significantly in excess of its book value of stockholders' equity of approximately $2.2 billion. For the impairment test as of July 1, 2011, if each reporting unit's EBITDA multiple were reduced by 1.0 from the 6 to 12 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.
The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value the Baby & Parenting and Hardware reporting units for the annual impairment test as of July 1, 2011. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Baby & Parenting and Hardware reporting units in 2011, the Company generally used average compound long-term sales growth rates of 2% to 3%, average operating income margins of 7% to 9%, and discount rates ranging from 12% to 14%. The Company concluded that the Baby & Parenting and Hardware reporting units did not pass step one of the goodwill impairment test based on the values determined using the discounted cash flow approach.

When the estimated fair value of a reporting unit is less than its carrying value, the Company measures the amount of goodwill impairment, if any, based on the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill (step two). The Company identifies unrecognized intangible assets, such as trade names and customer relationships, and uses discounted cash flow models to estimate the values of the reporting unit's recognized and unrecognized intangible assets. The estimated values of the reporting unit's intangible assets and net tangible assets are deducted from the reporting unit's total fair value to determine the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill. Based on the results of step one tests performed for each reporting unit as of July 1, 2011, the Company determined that step two tests were required for the Baby & Parenting and Hardware reporting units.

The Company determined goodwill at its Baby & Parenting and Hardware reporting units was impaired using the discounted cash flow approach in step two of the goodwill impairment test. The impairments generally resulted from declines in sales projections relative to previous estimates due to economic and market factors based in large part on actual declines in sales in the first half of 2011, which adversely impacted projected operating income margins and net cash flows for these reporting units. The decline in anticipated future cash flows adversely affected the estimated fair value of the reporting units and resulted in the estimated fair value of the Baby & Parenting and Hardware reporting units being less than their net assets (including goodwill).

The Company recorded goodwill impairment charges of $305.5 million and $64.7 million for the Baby & Parenting and Hardware reporting units, respectively. The Company’s Baby & Parenting reporting unit had $136.1 million of goodwill remaining at September 30, 2011, and the Company’s Hardware reporting unit had no goodwill remaining at September 30, 2011. With respect to the discounted cash flow analysis used to determine the estimated fair value of the Baby & Parenting reporting unit, if the discount rate used to estimate the fair value of the Baby & Parenting reporting unit decreased 100 basis points, the estimated value of the reporting unit would have increased $73 million. As a result, the Baby & Parenting reporting unit would have passed step one of the goodwill impairment test and, therefore, the Company would not have recorded a goodwill impairment charge for the Baby & Parenting reporting unit in 2011. If the discount rate increased 100 basis points, the estimated fair value of the Baby & Parenting reporting unit would have declined by approximately $58 million which would have resulted in additional impairment charges recorded during the three months ended September 30, 2011 for the Baby & Parenting reporting unit. In step two of the goodwill impairment test for the Baby & Parenting reporting unit, the Company estimated the value of the Baby & Parenting trade names using a discounted cash flow model using the relief-from-royalty method, which requires an estimate of royalties that could be derived in the future use of the assets were the Company to license the use of the trade names. If the estimated value assigned to the trade names increases, the implied fair value of the goodwill decreases and results in a greater impairment charge, and if the estimated value assigned to the trade names decreases, the implied fair value of the goodwill increases and results in a lower impairment charge. In valuing the trade names, the Company generally used estimated royalty rates ranging from 1% to 4% of net sales. If the royalty rates used to estimate the value of trade names increased (decreased) 100 basis points, the value of the Baby & Parenting trade names would have increased (decreased) $56 million and would have resulted in $56 million more (less) goodwill impairment.
If the discount rate used to estimate the fair value of the Hardware reporting unit decreased 100 basis points, the estimated fair value of the reporting unit would have increased $9 million. However, although the Hardware reporting unit would still not have passed step one of the goodwill impairment test, the goodwill impairment charge recorded in the three months ended September 30, 2011 would have been reduced. If the discount rate for the Hardware reporting unit increased 100 basis points, the estimated fair value of the reporting unit would have declined; however, the goodwill impairment charge recorded during the three months ended September 30, 2011 for the Hardware reporting unit would not have changed since all of the Hardware goodwill was included in the goodwill impairment charge.
Other than the two reporting units for which goodwill impairment charges were recorded, the Company has no reporting units whose estimated fair values at July 1, 2011 exceeded net assets by less than 10% of the reporting unit’s net assets.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets totaled $320.5 million as of July 1, 2011. The Company assesses the fair value of its indefinite-lived intangible assets using a discounted cash flow model using the relief-from-royalty method, which estimates royalties to be derived in the future use of the asset were the Company to license the use of the trademark or trade name. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date. The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2011 and recorded an impairment charge of approximately $6 million relating to a trade name in the Baby & Parenting reporting unit.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2011 was not required during the first nine months of 2011.
Potential for Future Impairments
The Company had 13 reporting units with total goodwill of $2.4 billion as of September 30, 2011, after completing its annual impairment testing. Five of the Company's 13 reporting units accounted for approximately 74 percent of the Company's total goodwill. These five reporting units were as follows: Rubbermaid Commercial Products; Industrial Products & Services; Everyday Writing; Markers, Highlighters, Art & Office Organization; and Technology. The Company also had $312.6 million of indefinite-lived intangible assets as of September 30, 2011. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company's market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income or gross margin improvements or declines, Project Acceleration, the European Transformation Plan, the Capital Structure Optimization Plan, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and restructuring-related costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4. Controls and Procedures
As of September 30, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
The internal control over financial reporting at the North American operations of the Company’s Décor Global Business Unit changed during the quarter ended September 30, 2011 due to the implementation of SAP. The implementation was successful and did not have an adverse effect on the Company’s internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting at the Company's other businesses that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/11-7/31/11	2,765	$15.74	—	$—
8/1/11-8/31/11	848,927	12.99	848,900	288,972,712
9/1/11-9/30/11	1,020,557	13.12	1,020,500	275,583,126
Total	1,872,249	$13.06	1,869,400	$275,583,126
 __________________

(1)
On August 12, 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average purchase price of shares purchased in August and September 2011 was $12.99 per share and $13.12 per share, respectively, pursuant to the SRP.

(2)
All shares (other than those purchased under the SRP) purchased during the three months ended September 30, 2011 were acquired by the Company to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock and restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In August and September 2011, in addition to the shares purchased under the SRP, the Company purchased 27 shares (average price: $15.22) and 57 shares (average price: $17.63), respectively, in connection with vesting of employees' stock-based awards.

Item 6. Exhibits

10.1	Michael B. Polk Employment Security Agreement dated July 18, 2011.
10.2	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 18, 2011).
10.3	Form of Michael B. Polk Restricted Stock Unit Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 18, 2011).
10.4
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

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

NEWELL RUBBERMAID INC.
Registrant

Date:	November 7, 2011	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date:	November 7, 2011	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer