Form 10-K
period 2011-12-31
NEWELL RUBBERMAID INC
filed 2012-02-29
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange Chicago Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
There were 288.4 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2012. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2011) beneficially owned by non-affiliates of the Registrant was approximately $4.6 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 8, 2012.

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
GENERAL
Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin® and Lenox®. The Company’s multi-product offering consists of well-known, name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.
Effective January 1, 2012, under a previously announced plan, the Company implemented changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two — Newell Consumer and Newell Professional — and its 13 global business units into nine, with the Baby & Parenting global business unit operating as a stand-alone operating segment. These actions are intended to simplify the organization and free up resources to be invested into growth initiatives and strengthened capabilities. These changes are considered key enablers to building a bigger, faster-growing, more global and more profitable Newell Rubbermaid.
Newell Rubbermaid’s vision is to be a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. The Company's strategy is to build Brands That Matter™ to drive demand, fuel growth through margin expansion and scale synergies and leverage the portfolio for faster growth. The Company's strategy is designed to achieve simultaneous net sales growth, gross margin expansion and increased earnings per share.
In implementing the three tenets of its strategy, the Company is focused on Everyday Great Execution, or "EDGE", to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.
STRATEGIC INITIATIVES

Build Brands that Matter™ to Drive Demand
The Company is committed to building consumer-meaningful brands by leveraging an insight-driven innovation process, utilizing and further developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand-building activities to support long-term sales growth. As part of the insight-driven innovation process, the Company invests in consumer insight programs to better understand its target consumers and their needs. The insights gained from this investment are used to develop focused brand strategies and to create products that deliver meaningful solutions.
The Company also continues to employ resources to further develop best-in-class branding and marketing capabilities across the organization. Each business unit is tasked with evaluating its brands against best-in-class metrics, using a common framework and methodology, and developing a comprehensive plan to achieve the targeted goals. The Company’s continued investment in strategic brand-building activities such as research and development, marketing, and advertising and promotion supports the insight-driven innovation process, creates a more effective marketing organization and increases consumer awareness and demand for its products.
In 2011, the Company continued to support its brands and products with more than $130 million invested in product development, slightly higher than in 2010. This continued focus on insight-driven innovation and product development resulted in the launch and support of several new products in 2011, including the following:

•	Graco® Smart Seat™ All-In-One Car Seat, the first all-in-one car seat to feature a one-time install, stay-in-car Smart Base™ that accommodates newborns all the way up to children weighing 100 pounds;

•	Aprica® product line expansion in Japan with car seats and strollers with features to enhance comfort, convenience and maneuverability;

•	Rubbermaid® Glass with Easy Find Lids food storage platform, which combines the nesting, stacking and “no spill lid” system with the reheating and serving advantages of glass;

•	Calphalon® Kitchen Electrics, which are designed to provide accurate temperature control, even heat delivery and ensure foods cook evenly and thoroughly, for reliable results;

•	Paper Mate®’s InkJoy® line of writing instruments, which feature innovative ultra-low-viscosity ink for a smooth writing experience, rolling out worldwide;

•	Parker® Sonnet™ Collection, the Parker® Ingenuity Collection featuring Parker 5th™ Technology and the Waterman® Pure White™ collection;

•
Rubbermaid® Commercial Products HYGEN Clean Water System, which is a revolutionary mopping system featuring an integrated, innovative water filter for generating cleaner water from dirty mopping water; and

•	Lenox®’s innovative new hole saw, which features a unique slotted design for easy plug removal.

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
In October 2011, the Company commenced the implementation of Project Renewal, a program designed to reduce the complexity of the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural selling, general & administrative ("SG&A") costs. To reduce structural SG&A costs, the Company is consolidating its three operating groups into two and its 13 GBUs into nine effective January 1, 2012. One of the two new operating groups will be primarily consumer-facing ("Newell Consumer"), while the other will be primarily commercial-facing ("Newell Professional"), with the Baby & Parenting GBU operating as a stand-alone operating segment. In connection with this initiative, the Company expects to incur total cash costs of $75 to $90 million and record pretax restructuring charges in the range of $90 to $100 million through the end of 2012. The Company also estimates a total net headcount reduction of approximately 500. The Company expects to generate annualized cost savings of approximately $90 to $100 million after the program is fully implemented by the end of 2012, which will be reinvested in the business to accelerate growth.
In 2011, the Company continued the implementation of the program to simplify and centralize its European business (the “European Transformation Plan”), which includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margins in the European region to at least ten percent. The European Transformation Plan is expected to be completed by the end of 2012 and result in aggregate restructuring and other plan-related costs of $110 to $115 million. The Company expects to realize annual after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan, the majority of which have been realized and are reflected in the Company's 2011 operating results.
The Company continues to evaluate and optimize nonstrategic SG&A expenditures throughout the organization, including centralizing indirect procurement to better leverage the Company's spend.
Leverage the Portfolio for Faster Growth
The Company’s portfolio of brands and products are responsive to innovation and product differentiation, have strong margin and growth potential, and participate in global categories. The Company’s strategy is to leverage its brand and product portfolio for faster growth by targeting further investment in higher growth businesses and categories to accelerate geographic and category expansion. To accelerate investments in growth opportunities, in 2011, the Company commenced Project Renewal to simplify the organizational structure and generate savings to invest additional resources behind the Company's brands and strengthen capabilities.
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
BUSINESS SEGMENTS
The Company’s reportable segments reflect the Company’s focus on building large consumer brands, promoting organizational integration, achieving operating efficiencies in sourcing and distribution, and leveraging its understanding of similar consumer segments and distribution channels. The Company’s 13 GBUs are aggregated into three operating segments, which are as follows:

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories
Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Dymo|Mimio®, Dymo|Endicia™	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods
Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, and wall-mounted workstations
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®	Manual paint applicators, window hardware and convenience hardware
Effective January 1, 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and of its 13 GBUs into nine. One of the two new operating groups will be primarily consumer-facing ("Newell Consumer"), while the other will be primarily commercial-facing ("Newell Professional"). In addition, the Baby & Parenting GBU will operate as a stand-alone operating segment and will be reported separately.

Newell Consumer will comprise four GBUs — Home Organization & Style (combines Rubbermaid Consumer, Décor and Beauty & Style); Writing & Creative Expression (combines Everyday Writing and Markers, Highlighters, Art & Office Organization); Fine Writing & Luxury Accessories; and Culinary Lifestyles. Newell Professional will also consist of four GBUs — Industrial Products & Services; Commercial Products; Construction Tools & Accessories (with the addition of the Hardware GBU in the current structure); and Labeling Technology & Integrated Solutions (the Technology GBU in the 2011 structure). Baby & Parenting will report directly to the Company's Chief Executive Officer.
Home & Family
The Company’s Home & Family segment consists of five GBUs. Rubbermaid Consumer designs, manufactures and distributes indoor/outdoor organization products and food and home storage products, and primarily sells its products under the trademarks Rubbermaid®, Roughneck® and TakeAlongs®. Baby & Parenting designs, sources and distributes infant and juvenile products such as swings, highchairs, car seats, strollers and playards, and primarily sells its products under the trademarks Graco®, Teutonia® and Aprica®. Décor designs, manufactures or sources and distributes window treatments, drapery hardware and cabinet hardware, and primarily sells its products under the trademarks Levolor®, Kirsch® and Amerock®. Culinary Lifestyles designs, manufactures or sources and distributes aluminum and stainless steel cookware, bakeware, cutlery, small kitchen electrics, and kitchen gadgets and utensils, and primarily sells its products under the trademarks Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, Calphalon®Unison™ and Katana™. Beauty & Style designs, sources and distributes hair care accessories and grooming products and markets its products primarily under the trademarks Goody® and Solano®.
The Home & Family GBUs primarily market their products directly to mass merchants and specialty, grocery/drug and department stores.
Office Products
The Company’s Office Products segment consists of four GBUs. These businesses primarily design, manufacture or source and distribute writing instruments and office solutions, primarily for use in business and the home.
Markers, Highlighters, Art & Office Organization products include permanent/waterbase markers, dry erase markers, highlighters and art supplies, and are primarily sold under the trademarks Sharpie®, Expo®, Sharpie® Accent®, Eberhard Faber®, Berol® and Prismacolor®. Technology products include on-demand labeling products, online postage, card scanning solutions and interactive teaching solutions, and are primarily sold under the trademarks Dymo®, Dymo|Endicia™ and Dymo|Mimio®. Everyday Writing products include ballpoint pens and inks, roller ball pens, mechanical pencils and correction supplies, and are primarily sold under the trademarks Paper Mate®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America), Sharpie®, Eberhard Faber®, Berol®, Reynolds® and Liquid Paper®. Fine Writing & Luxury Accessories products include fine writing instruments and luxury accessories and are primarily sold under the trademarks Parker®, Waterman® and Rotring®.
The Office Products GBUs primarily market their products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers and other retailers.

Tools, Hardware & Commercial Products
The Company’s Tools, Hardware & Commercial Products segment consists of four GBUs. These businesses design, manufacture or source and distribute cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, hand tools and power tool accessories, industrial bandsaw blades, cutting tools for pipes and HVAC systems, manual paint applicator products, and window and door hardware.

Industrial Products & Services products include cutting and drilling accessories and industrial bandsaw blades sold under the Lenox® trademark. Rubbermaid Commercial Products primarily sells its cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall-mounted workstations under the trademarks Rubbermaid® and Brute®. Construction Tools & Accessories products include hand tools and power tool accessories primarily sold under the trademarks Irwin®, Vise-Grip®, Marathon®, Quick-Grip®, Unibit® and Strait-Line®. Hardware products include paint applicator products, consumer fasteners and window and door hardware, primarily sold under the trademarks Shur-Line®, Bulldog® and Ashland™.
The Tools, Hardware & Commercial Products GBUs primarily market their products directly and through distributors to mass merchants, home centers, department/specialty stores, hardware and commercial products distributors, industrial/construction outlets, custom shops, select contract customers and other professional customers.

NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for 2011, 2010 and 2009 (in millions, except percentages) (including sales of acquired businesses from the time of acquisition) for the Company’s three business segments.

	2011	% of Total	2010	% of Total	2009	% of Total
Home & Family	$2,390.5	40.8%	$2,378.4	42.0%	$2,377.2	43.4%
Office Products	1,778.8	30.3	1,708.9	30.2	1,674.7	30.5
Tools, Hardware & Commercial Products	1,695.3	28.9	1,570.9	27.8	1,431.5	26.1
Total Company	$5,864.6	100.0%	$5,658.2	100.0%	$5,483.4	100.0%
Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 11.0%, 11.9% and 12.3% of consolidated net sales for 2011, 2010 and 2009, respectively, substantially across all segments. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 19 of the Notes to Consolidated Financial Statements.
OTHER INFORMATION
Multi-Product Offering
The Company’s broad product offering in multiple categories permits it to more effectively meet the needs of its customers. With families of leading brand names and profitable and innovative new products, the Company can assist volume purchasers in selling a more profitable product mix. As a potential single source for an entire product line, the Company can use program merchandising to improve product presentation, optimize display space for both sales and income, and encourage impulse buying by retail consumers.
Customer Marketing and Service
The Company strives to develop long-term, mutually beneficial partnerships with its customers and to be their supplier and brand of choice. To achieve this goal, the Company has a value-added marketing program that offers a family of leading brand name consumer products, tailored sales programs, innovative merchandising support, in-store services and responsive top management.
The Company strives to enhance its relationships with customers through exceptional customer service. The Company’s ability to provide superior customer service is a result of its supply chain, information technology, and marketing and merchandising programs that are designed to enhance the sales and profitability of its customers and provide consistent on-time delivery of its products.
A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. Retailers frequently purchase on a “just-in-time” basis in order to reduce inventory carrying costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers and suppliers need to more closely anticipate consumer buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through more responsive sourcing, manufacturing and distribution capabilities, and electronic communications.

Foreign Operations
Information regarding the Company’s 2011, 2010 and 2009 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A, of this report and is incorporated by reference herein.
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate resulted in a foreign exchange gain of $5.6 million, which is recognized in other income for 2010. The SITME rate has remained unchanged at 5.3 Bolivar Fuerte since June 2010, and consequently, there was no foreign exchange gain or loss recorded for the Company's Venezuelan operations during 2011. As of December 31, 2011, the Company’s Venezuelan subsidiary had $43.2 million of net monetary assets denominated in Bolivar Fuertes, and a 5% increase/(decrease) in the applicable exchange rate would decrease/(increase) the Company’s pretax income by $2.2 million.
Raw Materials and Sourced Finished Goods
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. The Company’s resin purchases are principally comprised of polyethylene and polypropylene in roughly equal quantities. Over the long-term, the Company has experienced inflation in raw material prices, and the Company expects continued inflation pressures in 2012. The Company has reduced the volume of its resin purchases through rationalizing and exiting product lines. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
The Company also relies on third-party manufacturers as a source for finished goods. In a limited number of cases, a single manufacturer or a limited number of manufacturers may supply substantially all of the finished goods for a product line. In particular, the Home & Family segment’s Baby & Parenting and Beauty & Style GBUs rely on third-party manufacturers for substantially all of their products.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Backlog
The dollar value of unshipped factory orders is not material.
Seasonal Variations

Sales of the Company's products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company's sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company's results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers.
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Graco®,” “Aprica®,” “Levolor®,” “Calphalon®,” “Goody®,” “Sharpie®,” “Paper Mate®,” “Dymo®,” “Parker®,” “Waterman®,” “Irwin®” and “Lenox®.”

Customers / Competition
The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, have contributed to a significant consolidation of the consumer products retail industry and dominant multi-category retailers that have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through selling prices.
Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for the retailer to import generic products directly from foreign sources and to source and sell products, under their own private label brands, that compete with products of the Company. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in pricing pressures and the need for strong end-user brands, the ongoing introduction and commercialization of innovative new products, and continuing improvements in category management and customer service. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established.
The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands and differentiated products; delivering superior customer service and consistent on-time delivery; outsourcing certain production to low-cost suppliers and lower-cost countries where appropriate; and experienced management.
The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; and contract stationers. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 11.0% of net sales in 2011, across substantially all GBUs. The Company’s top-ten customers in 2011 included (in alphabetical order): Bed Bath & Beyond, Lowe’s, Office Depot, OfficeMax, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal-Mart.
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
Employees
As of December 31, 2011, the Company had approximately 19,900 employees worldwide, of whom approximately 2,400 are covered by collective bargaining agreements or are located in countries which have collective arrangements decreed by statute.

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
The Company's business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Central and South America, and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With continuing challenging and increasingly volatile economic conditions in the U.S., Western Europe and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have an adverse effect on demand for the Company's products as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions, including the deterioration in the creditworthiness of, or a default by, the issuers of sovereign debt. Such events could negatively impact the Company's overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact the Company's business.
The Company is subject to intense competition in a marketplace dominated by large retailers.
The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company's principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs and office superstores, and commercial distributors. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers that have strong negotiating power with suppliers. Current trends among retailers include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices, and delivering products with shorter lead times. Other trends are for retailers to import products directly from foreign sources and to source and sell products, under their own private label brands, that compete with the Company's products.
The combination of these market influences has created an intensely competitive environment in which the Company's principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major retailer customers, such as overall store and inventory reductions and retailer consolidation. The intense competition in the retail sector combined with the overall economic environment may result in a number of retailers experiencing financial difficulty or failing in the future. In particular, a failure by one of the Company's large retail customers would adversely impact the Company's sales and operating cash flows. As a result of these factors, the Company may experience a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.
If the Company is unable to commercialize a continuing stream of new products that create demand, the Company's ability to compete in the marketplace may be adversely impacted.
The Company's long-term success in the competitive retail environment and the industrial and commercial markets depends on its ability to develop and commercialize a continuing stream of innovative new products that create demand. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company's products. The Company's strategy includes investment in new product development and a focus on innovation. There are, nevertheless, numerous uncertainties inherent in successfully developing and commercializing innovative new products on a continuing basis, and new product launches may not deliver expected growth in sales or operating income.
If the Company does not continue to develop and maintain consumer-meaningful brands, its operating results may suffer.
The Company's ability to compete successfully also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company's retailer and other customers will need the Company's products to meet consumer demand. Consumer-meaningful brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company plans to continue to increase its expenditures for advertising and other brand-building and marketing initiatives over the long term, the increased investment may not deliver the anticipated results.
Price increases in raw materials and sourced products could harm the Company's financial results.
The Company purchases raw materials, including resin, principally polyethylene and polypropylene, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company attempts to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts and sales price adjustments. Where practical, the Company uses derivatives as part of its risk management process. Also, the Company relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company's productivity gains and price increases and adversely impact the Company's financial results.
The Company's plans to continue to improve productivity and reduce complexity and costs may not be successful, which would adversely affect its ability to compete.
The Company's success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. In October 2011, the Company announced Project Renewal, a global initiative designed to reduce the complexity of the organization and increase investment in the Company's most significant growth platforms. In June 2010, the Company announced its European Transformation Plan, a program to simplify and centralize its European business and leverage the benefits of scale and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program. The Company runs the risk that these and similar initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated. It is also possible that other major productivity and streamlining programs may be required in the future.
If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company's future growth could be adversely impacted.
Although the Company is increasingly emphasizing internal growth rather than growth by acquisition, the Company's ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully, including obtaining anticipated cost savings and operating income improvements within a reasonable period of time, remain important factors in the Company's future growth. Furthermore, the Company's ability to finance major acquisitions may be adversely affected by the Company's financial position and access to credit markets. In addition, significant additional borrowings would increase the Company's borrowing costs and could adversely affect its credit rating and could constrain the Company's future access to capital.
Circumstances associated with divestitures could adversely affect the Company's results of operations and financial condition.
The Company continues to evaluate the performance and strategic fit of its businesses and products and may decide to sell or discontinue a business based on such an evaluation. A decision to divest or discontinue a business may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company's results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures and business discontinuations could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management's attention from other business concerns;

•	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the disruption of the Company's business; and

•	the potential loss of key employees.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business.

The Company is subject to risks related to its international operations and sourcing model.
International operations, especially in Europe, but also in Asia, Central and South America, and Canada, are important to the Company's business, and the Company's strategy emphasizes international growth. In addition, as the Company sources products in low-cost countries, particularly in Asia, it is exposed to additional risks and uncertainties. Foreign operations can be affected by factors such as currency devaluation; other currency fluctuations; tariffs; nationalization; exchange controls; labor inflation; interest rates; limitations on foreign investment in local business; and other political, economic and regulatory risks and difficulties. The Company also faces risks due to the transportation and logistical complexities inherent in reliance on foreign sourcing.
Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding nonmonetary assets) of operations in Venezuela into U.S. Dollars are recorded in earnings. See Footnote 1 of the Notes to Consolidated Financial Statements for further information.
The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company's ability to manufacture and market its products.
The Company purchases raw materials to be used in manufacturing its products. In addition, the Company relies on third-party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Most raw materials and sourced goods are obtained on a “purchase order” basis; however, in limited cases where the Company has supply contracts with fixed prices, the Company may be required to purchase raw materials at above-market prices, which could adversely impact gross margins. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. Financial, operating or other difficulties encountered by the Company's suppliers and/or sourcing partners or changes in the Company's relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent the Company from manufacturing or obtaining the finished goods necessary to meet customer demand.
Complications in connection with the Company's current information system initiative may adversely impact its results of operations, financial condition and cash flows.

The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. To date, the North American operations of substantially all of the Company's 13 GBUs have successfully gone live with their SAP implementation efforts. These go-lives are the first major milestones in a multi-year implementation that will occur in several phases, primarily based on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees' roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company's customers and suppliers, resulting in changes to the manner in which the Company takes orders, procures materials, schedules production, remits billings, makes payments and performs other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, and the implementation could impact the Company's ability to perform necessary business transactions, including its ability to supply products on a timely basis. The Company's go-lives have been and will continue to be in a phased approach to reduce the risk of business disruption throughout the Company's business units and regions. However, there can be no assurance that the risk of business disruption can be eliminated with the Company's phased approach. All of these risks could adversely impact the Company's results of operations, financial condition and cash flows.
Impairment charges could have a material adverse effect on the Company's financial results.
Future events may occur that would adversely affect the reported value of the Company's assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company's sales and customer base, the unfavorable resolution of litigation, a material adverse change in the Company's relationship with significant customers or business partners, or a sustained decline in the Company's stock price. The Company continues to evaluate the impact of economic and other developments on the Company and its business units to assess whether impairment indicators are present. Accordingly, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.
The Company's businesses are subject to regulation in the U.S. and abroad.
Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company's ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal matters without significant liability could require the Company to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company's results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company's ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company's results of operations. Lastly, as a U.S.-based multi-national company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, the Company's financial results could be impacted.
The resolution of the Company's tax contingencies may result in additional tax liabilities, which could adversely impact the Company's cash flows and results of operations.
The Company is subject to income tax in the U.S. and numerous jurisdictions outside the U.S. Significant estimation and judgment is required in determining the Company's worldwide provision for income taxes. In the ordinary course of the Company's business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results.
Product liability claims or regulatory actions could adversely affect the Company's financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company's products arise in the ordinary course of the Company's business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company's reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company's products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention or could be excluded under the terms of the policy.
If the Company is unable to access the capital markets to refinance its maturing debt, its borrowing costs could increase.
As of December 31, 2011, the Company had $367.5 million of debt that it will be required to refinance or repay within the next 12 months. It is possible that the Company may seek to address its short-term obligations through the capital markets or other arrangements. However, access to the capital markets cannot be assured, and although the Company believes that alternative arrangements will be available to refinance these obligations, such arrangements could result in an increase in the Company's borrowing costs.
A reduction in the Company's credit ratings could materially and adversely affect its business, financial condition and results of operations.
The Company's current senior debt credit ratings from Moody's Investors Service, Standard & Poor's and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody's Investors Service, Standard & Poor's and Fitch Ratings are P-3, A-3 and F-2, respectively. Moody's, Standard & Poor's and Fitch have a stable outlook on their ratings. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody's or Standard & Poor's, which would reduce the Company's senior debt below investment-grade, could increase the Company's borrowing costs, which would adversely affect the Company's financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company's short-term ratings were to be lowered, it would limit, or eliminate entirely, the Company's access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company's securities, and each rating should be evaluated independently of any other rating.
The level of returns on pension and postretirement plan assets and the actuarial assumptions used for valuation purposes could affect the Company's earnings and cash flows in future periods. Changes in government regulations could also affect the Company's pension and postretirement plan expenses and funding requirements.
The funding obligations for the Company's pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under government regulations and are measured each year based on the value of assets and liabilities on a specific date. If the financial markets do not provide the long-term returns that are expected under the governmental funding calculations, the Company could be required to make larger contributions. The equity markets can be, and recently have been, very volatile, and therefore the Company's estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates and legislation enacted by governmental authorities can impact the timing and amounts of contribution requirements. An adverse change in the funded status of the plans could significantly increase the Company's required contributions in the future and adversely impact its liquidity.
Assumptions used in determining projected benefit obligations and the fair value of plan assets for the Company's pension and other postretirement benefit plans are determined by the Company in consultation with outside actuaries. In the event that the Company determines that changes are warranted in the assumptions used, such as the discount rate, expected long-term rate of return on assets, or expected health care costs, the Company's future pension and postretirement benefit expenses could increase or decrease. Due to changing market conditions or changes in the participant population, the assumptions that the Company uses may differ from actual results, which could have a significant impact on the Company's pension and postretirement liabilities and related costs and funding requirements.

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

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER

HOME & FAMILY	OH	Perrysburg	O	Cookware
	OH	Toledo	L	Cookware
	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	L	Infant Products
	China	Zhongshan	L	Infant Products
	China	Beijing	L	Infant Products
	OH	Mogadore	O	Home Products
	KS	Winfield	L/O	Home Products
	OH	Wooster	L	Home Products
	Canada	Calgary	L	Home Products
	TX	Greenville	L/O	Home Products
	MO	Jackson	O	Home Storage Systems
	Mexico	Agua Prieta	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	IL	Freeport	L	Window Treatments
	Canada	Etobicoke	L	Window Furnishings
OFFICE PRODUCTS	IL	Oakbrook	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Tlalnepantla	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	Australia	Melbourne	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
	Belgium	Sint Niklaas	O	Technology
	CT	Norwalk	L	Technology
	MA	Cambridge	L	Technology
	WA	Seattle	L	Technology
	CA	Palo Alto	L	Technology
TOOLS, HARDWARE	MA	East Longmeadow	O	Tools
& COMMERCIAL PRODUCTS	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	IN	Greenfield	L	Tools

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
	Australia	Lyndhurst	L	Tools
	Brazil	Sao Paulo	L	Tools
	Brazil	Carlos Barbosa	O	Tools
	Germany	Hallbergmoos	L	Tools
	WI	Saint Francis	O	Hardware
	IN	Lowell	O	Hardware
	Mexico	Monterrey	L	Hardware
	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
CORPORATE	GA	Atlanta	L	Office
	Canada	Oakville	L	Office
	Switzerland	Geneva	L	Office
	France	Paris	L	Office
	China	Hong Kong	L	Office
	Australia	Dandenong	L	Office
	Italy	Milan	L	Office
SHARED FACILITIES	CA	Hesperia	L	Shared Services
	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	AR	Bentonville	L	Shared Services
	France	Malissard	L/O	Shared Services
	Canada	Bolton	L	Shared Services

ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Michael B. Polk	51	President and Chief Executive Officer
William A. Burke	51	President, Newell Professional
G. Penny McIntyre	50	President, Newell Consumer
Juan R. Figuereo	56	Executive Vice President, Chief Financial Officer
James M. Sweet	59	Executive Vice President, Human Resources & Corporate Communications (Chief Human Resources Officer)
Gordon Steele	60	Senior Vice President, Program Management Office and Chief Information Officer
John K. Stipancich	43	Senior Vice President, General Counsel and Corporate Secretary
Theodore W. Woehrle	50	Senior Vice President, Chief Marketing Officer
Paul G. Boitmann	50	Senior Vice President, Chief Customer Officer
J. Eduardo Senf	53	President, Newell Rubbermaid International
Michael B. Polk has been President and Chief Executive Officer of the Company since July 2011. He joined the Company's Board of Directors in November 2009 and served as a member of the Audit Committee prior to assuming his current role. Prior thereto, he was President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. He joined Unilever in 2003 as Chief Operating Officer, Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, he served as President, Unilever Americas. Prior to joining Unilever, he spent sixteen years at Kraft Foods Inc. and three years at The Procter & Gamble Company. At Kraft Foods, he was President, Kraft Foods Asia Pacific, President, Biscuits and Snacks Sector, and was a member of the Kraft Foods Management Committee.
William A. Burke has been President, Newell Professional since January 2012, having previously served as President, Tools, Hardware & Commercial Products from January 2009 through 2011, and President, Tools and Hardware from December 2007 to January 2009. Prior thereto, he was President, North American Tools from 2004 through 2006. He served as President of the Company's Lenox division from 2003 through 2004. From 1992 through 2002, he served in a variety of positions with The Black & Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.
G. Penny McIntyre has been President, Newell Consumer since January 2012, having previously served as President, Office Products from June 2009 through 2011. From 1998 through 2009, she served in a variety of managerial positions with The Coca-Cola Company, including Senior Vice President & General Manager, Water, Tea and Coffee, Coca Cola, North America from 2007 to 2009 and Senior Vice President Noncarbonated and New Beverages Business Unit from 2005 to 2007. Prior thereto, from 1982 to 1998 she held several marketing and branding positions with S.C. Johnson Wax (a manufacturer and marketer of consumer products).
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
James M. Sweet has been Executive Vice President, Human Resources and Corporate Communications since May 2007. Prior thereto, he served as the Company's Chief Human Resources Officer from May 2004 through May 2007. He was Group Vice President, Human Resources for the Sharpie/Calphalon Group from January 2004 to April 2004. From 2001 to 2004, he was President of Capital H, Inc., a human resource services company that Mr. Sweet co-founded. From 1999 to 2001, he was Vice President of Human Resources for the Industrial Automation Systems and Rexnord divisions of Invensys PLC (an industrial manufacturing company). Prior thereto, he held executive human resource positions at Kohler Co., Keystone International and Brady Corp.
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
John K. Stipancich has been Senior Vice President, General Counsel and Corporate Secretary since January 2010. From November 2004 through December 2009 he served as Vice President and General Counsel to several of the Company's businesses.
Theodore W. Woehrle has been Senior Vice President, Chief Marketing Officer of the Company since March 2010. From June 2007 to March 2010, he was Senior Vice President, Marketing and Brand Management. Prior thereto, he held a variety of executive positions with The Procter & Gamble Company from 1983 to 2007, culminating as Vice President Marketing, North America.
Paul G. Boitmann has been Senior Vice President, Chief Customer Officer since February 2012. Prior thereto he served as President, Global Sales Operations from February 2007 to February 2012. Mr. Boitmann joined the Company in 2001 as President of its Home Depot Division, serving in that role until January 2005. From January 2005 to February 2007, he was President, Rubbermaid/Irwin North America Sales Operations.

J. Eduardo Senf has been President, Newell Rubbermaid International since January 2010. Prior thereto, he served as President, Latin America from January 2008 through December 2009. From November 2004 through December 2007, he served as President, Latin America for the Company's Rubbermaid/Irwin Group. Prior thereto, he was President, South America for Mars Incorporated (a food products company) from 1996 through 2003.

PART II. OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2012, there were 13,206 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2011		2010
Quarters	High	Low	High	Low
First	$20.38	$17.57	$15.88	$13.11
Second	19.81	14.14	17.96	14.55
Third	16.27	11.31	18.17	14.14
Fourth	16.53	10.87	18.48	16.71
The Company has paid regular cash dividends on its common stock since 1947. For 2011, the Company paid a quarterly cash dividend of $0.05 per share in the first quarter and $0.08 per share in each of the second, third and fourth quarters. The Company paid quarterly cash dividends of $0.05 per share for 2010. The payment of dividends to holders of the Company’s common stock remains at the discretion of the board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the board of directors deems relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/11-10/31/11	419,811	$12.48	418,200	$270,364,498
11/1/11-11/30/11	1,014,550	15.47	1,000,000	254,908,985
12/1/11-12/31/11	188,960	15.41	70,000	253,881,966
Total	1,623,321	$14.69	1,488,200	$253,881,966
 __________________

(1)
During the three months ended December 31, 2011, all share purchases other than those pursuant to the $300.0 million share repurchase program (the "SRP") were made to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In October, November and December 2011, in addition to the shares purchased under the SRP, the Company purchased 1,611 shares (average price: $12.62), 14,550 (average price: $16.16), and 118,960 shares (average price: $15.85), respectively, in connection with vesting of employees' stock-based awards.

(2)
Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average per share price of shares purchased in October, November and December 2011 was $12.48, $15.46 and $14.67, respectively.

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

	2011(1)	2010(1) (2)	2009(1) (2)	2008(2)	2007(2)
STATEMENTS OF OPERATIONS DATA
Net sales	$5,864.6	$5,658.2	$5,483.4	$6,340.9	$6,256.7
Cost of products sold	3,659.4	3,509.5	3,453.3	4,245.8	4,034.1
Gross margin	2,205.2	2,148.7	2,030.1	2,095.1	2,222.6
Selling, general and administrative expenses	1,515.3	1,447.8	1,354.8	1,478.3	1,403.4
Impairment charges	382.6	—	—	296.3	—
Restructuring costs (3)	50.1	77.4	100.0	120.3	86.0
Operating income	257.2	623.5	575.3	200.2	733.2
Nonoperating expenses:
Interest expense, net	86.2	118.4	140.0	137.9	104.1
Losses related to extinguishments of debt	4.8	218.6	4.7	52.2	—
Other expense (income), net	13.7	(7.3)	2.0	6.9	4.2
Net nonoperating expenses	104.7	329.7	146.7	197.0	108.3
Income before income taxes	152.5	293.8	428.6	3.2	624.9
Income taxes	17.9	5.6	142.8	50.9	146.9
Income (loss) from continuing operations	134.6	288.2	285.8	(47.7)	478.0
(Loss) income from discontinued operations, net of tax (4)	(9.4)	4.6	(0.3)	(2.6)	(7.8)
Net income (loss)	125.2	292.8	285.5	(50.3)	470.2
Net income noncontrolling interests	—	—	—	2.0	3.1
Net income (loss) controlling interests	$125.2	$292.8	$285.5	$(52.3)	$467.1
Weighted-average shares outstanding:
Basic	293.6	282.4	280.8	279.9	278.6
Diluted	296.2	305.4	294.4	279.9	287.6
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$0.46	$1.02	$1.02	$(0.18)	$1.70
(Loss) income from discontinued operations	(0.03)	0.02	—	(0.01)	(0.03)
Net income (loss) controlling interests	$0.43	$1.04	$1.02	$(0.18)	$1.68
Diluted:
Income (loss) from continuing operations	$0.45	$0.94	$0.97	$(0.18)	$1.70
(Loss) income from discontinued operations	(0.03)	0.02	—	(0.01)	(0.03)
Net income (loss) controlling interests	$0.42	$0.96	$0.97	$(0.18)	$1.67
Dividends	$0.29	$0.20	$0.26	$0.84	$0.84
BALANCE SHEET DATA
Inventories, net	$699.9	$701.6	$688.2	$912.1	$940.4
Working capital (5)	487.1	466.1	422.6	159.7	87.9
Total assets	6,160.9	6,405.3	6,423.9	6,792.5	6,682.9
Short-term debt, including current portion of long-term debt	367.5	305.0	493.5	761.0	987.5
Long-term debt, net of current portion	1,809.3	2,063.9	2,015.3	2,118.3	1,197.4
Total stockholders’ equity	$1,852.6	$1,905.5	$1,782.2	$1,588.6	$2,222.1

(1)	Supplemental data regarding 2011, 2010 and 2009 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	2010, 2009, 2008 and 2007 Statement of Operations information has been adjusted to reclassify the results of operations of the hand torch and solder business to discontinued operations.

(3)
Restructuring costs include asset impairment charges, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(4)	Loss from discontinued operations, net of tax, attributable to noncontrolling interests was not material.

(5)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses

2011, 2010 and 2009

No significant acquisitions occurred in 2011, 2010 or 2009.
2008 and 2007
On April 1, 2008, the Company acquired 100% of the outstanding limited liability company interests of Technical Concepts Holdings, LLC (“Technical Concepts”) for $452.7 million, which includes transaction costs and the repayment of Technical Concepts’ outstanding debt obligations at closing. Technical Concepts provides touch-free and automated restroom hygiene systems in the away-from-home washroom category. The Technical Concepts acquisition gives the Company’s Rubbermaid Commercial Products business an entry into the away-from-home washroom market and fits within the Company’s strategy of leveraging its existing sales and marketing capabilities across additional product categories. In addition, with approximately 40% of its sales outside the U.S., Technical Concepts increased the global footprint of the Company’s Rubbermaid Commercial Products business. The acquisition of Technical Concepts was accounted for using the purchase method of accounting.
On April 1, 2008, the Company acquired substantially all of the assets of Aprica Childcare Institute Aprica Kassai, Inc. (“Aprica”), a maker of strollers, car seats and other children’s products, headquartered in Osaka, Japan. The Company acquired Aprica’s assets for $145.7 million, which includes transaction costs and the repayment of Aprica’s outstanding debt obligations at closing. Aprica is a Japanese brand of premium strollers, car seats and other related juvenile products. The acquisition provides the opportunity for the Company’s Baby & Parenting business to broaden its presence worldwide, including expanding the scope of Aprica’s sales outside Asia. The acquisition of Aprica was accounted for using the purchase method of accounting.
On July 1, 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of Endicia Internet Postage, for $51.2 million plus related acquisition costs and contingent payments of up to $25.0 million based on future revenues. The Company has incurred $10.0 million, $1.5 million and $10.0 million in 2011, 2010 and 2009, respectively, of the contingent payments based on Endicia’s revenues. This acquisition was accounted for using the purchase method of accounting.

Quarterly Summaries
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st (1)	2nd (1)	3rd	4th	Year
2011
Net sales	$1,274.2	$1,545.3	$1,549.9	$1,495.2	$5,864.6
Gross margin	$484.9	$584.4	$579.3	$556.6	$2,205.2
Income (loss) from continuing operations	$73.9	$145.4	$(166.4)	$81.7	$134.6
Income (loss) from discontinued operations	$1.8	$1.3	$(11.2)	$(1.3)	$(9.4)
Net income (loss)	$75.7	$146.7	$(177.6)	$80.4	$125.2
Earnings per share:
Basic
Income (loss) from continuing operations	$0.25	$0.49	$(0.57)	$0.28	$0.46
Income (loss) from discontinued operations	0.01	—	(0.04)	—	(0.03)
Net income (loss)	$0.26	$0.50	$(0.61)	$0.28	$0.43
Diluted
Income (loss) from continuing operations	$0.25	$0.49	$(0.57)	$0.28	$0.45
Income (loss) from discontinued operations	0.01	—	(0.04)	—	(0.03)
Net income (loss)	$0.25	$0.49	$(0.61)	$0.27	$0.42
2010 (1)
Net sales	$1,279.4	$1,471.8	$1,465.5	$1,441.5	$5,658.2
Gross margin	$465.3	$582.4	$563.4	$537.6	$2,148.7
Income from continuing operations	$57.1	$129.4	$28.3	$73.4	$288.2
Income from discontinued operations	$1.3	$1.0	$—	$2.3	$4.6
Net income	$58.4	$130.4	$28.3	$75.7	$292.8
Earnings per share:
Basic
Income from continuing operations	$0.20	$0.46	$0.10	$0.25	$1.02
Income from discontinued operations	—	—	—	0.01	0.02
Net income	$0.21	$0.46	$0.10	$0.26	$1.04
Diluted
Income from continuing operations	$0.19	$0.41	$0.09	$0.25	$0.94
Income from discontinued operations	—	—	—	0.01	0.02
Net income	$0.19	$0.41	$0.09	$0.25	$0.96

(1)
The first and second quarters of 2011 and all Statement of Operations data for 2010 have been adjusted to reclassify the results of operations of the hand torch and solder business to discontinued operations.

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

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin® and Lenox®. The Company’s multi-product offering consists of well-known, name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.
Business Strategy
Newell Rubbermaid’s vision is to be a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value. The Company’s strategy is to build Brands That Matter™ to drive demand, fuel growth through margin expansion and scale synergies, and leverage the portfolio for faster growth.

•
Building Brands That Matter™ to drive demand involves continued focus on insight-driven innovation, developing best-in-class marketing and branding capabilities across the organization, and investing in strategic brand-building activities, including investments in research and development to better understand target consumers and their needs.

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

•
Leveraging the portfolio includes more complete deployment of the Company's brands in existing customers and geographies, accelerating expansion outside North America, targeting investment in higher growth businesses and categories, and acquiring businesses that facilitate geographic and category expansion, thus enhancing the potential for growth and improved profitability.

In implementing the three tenets of its strategy, the Company is focused on Everyday Great Execution, or "EDGE", to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.
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

The Company’s 13 GBUs are aggregated into three operating segments, which are as follows:

Segment	GBU	Key Brands	Description of Primary Products
Home & Family	Rubbermaid Consumer	Rubbermaid®	Indoor/outdoor organization, food storage, and home storage products
	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards
	Décor	Levolor®, Kirsch®, Amerock®	Drapery hardware, window treatments and cabinet hardware
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
	Beauty & Style	Goody®	Hair care accessories
Office Products	Markers, Highlighters, Art & Office Organization	Sharpie®, Expo®	Writing instruments, including markers and highlighters, and art products
	Technology	Dymo®, Dymo|Mimio®, Dymo|Endicia™	Office technology solutions such as label makers and printers, interactive teaching solutions and on-line postage
	Everyday Writing	Paper Mate®	Writing instruments, including pens and pencils
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods
Tools, Hardware & Commercial Products	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, and wall-mounted workstations
	Construction Tools & Accessories	Irwin®	Hand tools and power tool accessories
	Hardware	Shur-line®, Bulldog®	Manual paint applicators, window hardware and convenience hardware

Project Renewal Organizational Structure Impacts
Effective January 1, 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and the consolidation of its 13 GBUs into nine. One of the two new operating groups will be primarily consumer-facing ("Newell Consumer"), while the other will be primarily commercial-facing ("Newell Professional"). In addition, the Baby & Parenting GBU will operate as a stand-alone operating segment.

Newell Consumer will comprise four GBUs — Home Organization & Style (combines Rubbermaid Consumer, Décor and Beauty & Style); Writing & Creative Expression (combines Everyday Writing and Markers, Highlighters, Art & Office Organization); Fine Writing & Luxury Accessories; and Culinary Lifestyles. Newell Professional will also consist of four GBUs — Industrial Products & Services; Commercial Products; Construction Tools & Accessories (with the addition of the Hardware GBU in the current structure); and, Labeling Technology & Integrated Solutions (the Technology GBU in the 2011 structure). Baby & Parenting will report directly to the Company's Chief Executive Officer.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results in 2011 were impacted by the following factors:

•
Core sales increased 1.8% in 2011, compared to 2010, driven by core sales growth in the U.S. and emerging markets, with double-digit increases in Latin America and Asia Pacific, as the Company continues its focus on expanding geographically and into emerging markets. European core sales declined 3.4%, compared to 2010, due to weak consumer spending resulting from the challenging macroeconomic environment.

•
Core sales increased 6.0% in the Tools, Hardware & Commercial Products segment, led by double-digit core sales growth in the Industrial Products & Services GBU. Core sales decreased 0.8% in the Home & Family segment, primarily due to the impact of a declining category in the Baby & Parenting GBU. Office Products core sales increased 1.5%, led by a mid-single-digit core sales increase in the Technology GBU.

•	Input and sourced product cost inflation, partially offset by productivity and pricing, resulted in a 40 basis point gross margin decrease compared to 2010.

•
Continued selective spend for strategic SG&A activities to drive sales, enhance the new product pipeline and increase geographic expansion. During 2011, the Company’s spend for strategic brand-building and consumer demand creation activities included spend for the following:

•	Graco® Smart Seat™ All-In-One Car Seat, the first all-in-one car seat to feature a one-time install, stay-in-car Smart Base™ that accommodates newborns all the way up to children weighing 100 pounds;

•	Expansion of the Aprica® product line in Japan with car seats and strollers with features to enhance comfort, convenience and maneuverability;

•	Launch of the Rubbermaid® Glass with Easy Find Lids food storage platform, which combines the nesting, stacking and “no spill lid” system with the reheating and serving advantages of glass;

•	Ongoing support for the Rubbermaid® Reveal™ Microfiber Spray Mop that helps consumers clean floors better, while reducing waste and saving money;

•	The continued rollout of the Size-in-Store program, which leverages advanced technology to make it easy for consumers to purchase custom-sized Levolor® blinds and shades right in the store;

•	The launch of Calphalon® Kitchen Electrics, which are designed to provide accurate temperature control, even heat delivery and ensure foods cook evenly and thoroughly, for reliable results;

•	Initiatives to support geographic expansion, with a particular focus on activities supporting launches of Paper Mate® and Sharpie® products in Brazil;

•	Launch of Paper Mate®’s InkJoy® line of writing instruments, which feature innovative ultra-low-viscosity ink for a smooth writing experience, rolled out worldwide, starting in Latin America;

•	Continued expansion of dedicated Parker® “shop-in-shop” retail outlets in China and other regions to enhance in-store merchandising;

•	Launches of the Parker® Sonnet™ Collection, the Parker® Ingenuity Collection featuring Parker 5th™ Technology and the Waterman® Pure White™ collection;

•	Expansion of sales forces in the Technology and Industrial Products & Services GBUs to drive greater sales penetration and enhance the availability of products;

•
Rubbermaid® Commercial Products HYGEN Clean Water System, which is a revolutionary mopping system featuring an integrated, innovative water filter for generating cleaner water from dirty mopping water; and

•	The launch of Lenox®’s innovative new hole saw, which features a unique slotted design for easy plug removal.

•
Non-cash impairment charges of $382.6 million were recorded as a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets, principally relating to impairment of goodwill in the Baby & Parenting and Hardware GBUs.

•
Divestiture of the hand torch and solder business, which resulted in an after-tax loss on the sale of $15.2 million. This loss, when combined with the $5.8 million of net income from operations of the hand torch and solder business and other items, was reported as a $9.4 million net loss from discontinued operations in 2011.

•
Commenced the implementation of Project Renewal with restructuring charges of $31.2 million incurred in the fourth quarter of 2011 and continued the execution of the European Transformation Plan, which includes projects designed to prepare the region for the implementation of an enterprise resource planning system, centralize decision making in the

Geneva headquarters and improve the financial performance of the European business.

•	The expiration of various worldwide statutes of limitation for certain tax periods resulted in the recognition of $49.0 million of previously unrecognized tax benefits.

•
Completion of the Capital Structure Optimization Plan after finalization of the accelerated stock buyback program in March 2011, resulting in an additional 2 million shares of the Company’s common stock being repurchased and retired. In addition, the Company exchanged shares and cash for an additional $20 million principal amount of the extant convertible notes in 2011, essentially eliminating these notes from the Company’s capital structure.

•
Commenced a $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired 3.4 million shares of common stock for $46.1 million during 2011.

•	The Company’s Board of Directors approved a 60% increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, which took effect with the Company’s dividend paid in June 2011.
Key Initiatives
Project Renewal
In October 2011, the Company launched Project Renewal, a program designed to reduce the complexity of the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural selling, general & administrative ("SG&A") costs. Cost savings from the program are expected to be achieved in large part through the consolidation of three operating groups into two — Newell Professional and Newell Consumer — and of 13 GBUs into nine, with the Baby & Parenting GBU operating as a stand-alone operating segment.
In connection with the program, the Company expects to incur cash costs of $75 to $90 million and record pretax restructuring charges in the range of $90 to $100 million through the end of 2012, the majority of which are employee-related cash costs, including severance, retirement, and other termination benefits and costs. Charges of between $55 and $70 million are expected to be incurred in 2012. The consolidation of a limited number of manufacturing facilities and distribution centers has also been initiated as part of the program, with the goal of increasing operational efficiency, reducing costs, and improving gross margin, and the Company estimates a total net headcount reduction of approximately 500 resulting from Project Renewal. Through December 31, 2011, the Company has incurred restructuring charges of approximately $31 million under Project Renewal.
In the fourth quarter of 2011, the Company began reducing structural overhead to facilitate the consolidation of the three operating groups into two and the 13 GBUs into nine, which resulted in a headcount reduction of approximately 175 employees. In addition, the Company announced the closure of the Greenville, Texas, manufacturing facility, with the operations of the facility being consolidated into the Company's existing manufacturing facilities in the states of Kansas and Ohio.
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
The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million. The European Transformation Plan is expected to be completed by the end of 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of incremental selling, general and administrative expenses, referred to herein as restructuring-related charges, to implement the European Transformation Plan. Through December 31, 2011, the Company has incurred restructuring and restructuring-related charges of approximately $19 million and $53 million, respectively, under the European Transformation Plan. The Company expects to realize annual after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan, the majority of which have been realized and are included in the Company's 2011 operating results.
In 2011, as part of its European Transformation Plan, the Company completed the relocation of key personnel to Geneva, Switzerland. In addition, the Company vacated and closed offices in two locations in the European region. The Company has also undertaken various projects to maximize gross margins and centralize operations in the region.

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
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through December 31, 2011, the North American operations of substantially all of the Company's 13 GBUs have successfully gone live with their SAP implementation efforts, including the North American operations of the Décor GBU which was the last to go live in August 2011. The Company’s European operations are expected to go live on SAP in the first half of 2012.

CONSOLIDATED RESULTS OF OPERATIONS

The Company believes the selected data and the percentage relationship between net sales and major categories in the Consolidated Statements of Operations are important in evaluating the Company's operations. The following table sets forth items from the Consolidated Statements of Operations as reported and as a percentage of net sales for the year ended December 31, (in millions, except percentages):

	2011		2010		2009
Net sales	$5,864.6	100.0%	$5,658.2	100.0%	$5,483.4	100.0%
Cost of products sold	3,659.4	62.4	3,509.5	62.0	3,453.3	63.0
Gross margin	2,205.2	37.6	2,148.7	38.0	2,030.1	37.0
Selling, general and administrative expenses	1,515.3	25.8	1,447.8	25.6	1,354.8	24.7
Impairment charges	382.6	6.5	—	—	—	—
Restructuring costs	50.1	0.9	77.4	1.4	100.0	1.8
Operating income	257.2	4.4	623.5	11.0	575.3	10.5
Nonoperating expenses:
Interest expense, net	86.2	1.5	118.4	2.1	140.0	2.6
Losses related to extinguishments of debt	4.8	0.1	218.6	3.9	4.7	0.1
Other expense (income), net	13.7	0.2	(7.3)	(0.1)	2.0	—
Net nonoperating expenses	104.7	1.8	329.7	5.8	146.7	2.7
Income before income taxes	152.5	2.6	293.8	5.2	428.6	7.8
Income tax expense	17.9	0.3	5.6	0.1	142.8	2.6
Income from continuing operations	134.6	2.3	288.2	5.1	285.8	5.2
(Loss) income from discontinued operations	(9.4)	(0.2)	4.6	0.1	(0.3)	—
Net income	$125.2	2.1%	$292.8	5.2%	$285.5	5.2%

Results of Operations — 2011 vs. 2010
Net sales for 2011 were $5,864.6 million, representing an increase of $206.4 million, or 3.6%, from $5,658.2 million for 2010.
The following table sets forth an analysis of changes in consolidated net sales for 2011 as compared to 2010 (in millions, except percentages):

Core sales	$102.0	1.8%
Foreign currency	104.4	1.8
Total change in net sales	$206.4	3.6%
Core sales increased 1.8% compared to the prior year driven by growth in the Company’s international businesses, particularly in emerging markets, with double-digit core sales growth in the Latin America and Asia Pacific regions, across substantially all segments. Excluding foreign currency, sales at the Company’s international and North American businesses increased 3.5% and 1.2%, respectively. Foreign currency contributed 1.8% to the increase in net sales.

Gross margin, as a percentage of net sales, for 2011 was 37.6%, or $2,205.2 million, versus 38.0% of net sales, or $2,148.7 million, for 2010. The primary driver of the 40 basis point gross margin decrease was input and sourced product cost inflation, partially offset by pricing and productivity.
SG&A expenses for 2011 were 25.8% of net sales, or $1,515.3 million, versus 25.6% of net sales, or $1,447.8 million, for 2010. In constant currency, SG&A expenses increased $36.6 million due to $39.8 million of incremental investments in brand-building and other strategic SG&A activities to support marketing initiatives, advertising and promotions, new market entries and global expansion. SG&A expenses for 2011 include $6.3 million of incremental costs incurred due to the Company's Chief Executive Officer transition and an increase of $22.2 million in restructuring-related costs for the European Transformation Plan. The aforementioned increases were partially offset by $31.7 million lower structural SG&A costs, which resulted primarily from lower incentive compensation costs in 2011 compared to 2010.
As a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets, the Company recorded non-cash impairment charges of $382.6 million during 2011, principally relating to the impairment of goodwill in the Company's Baby & Parenting and Hardware GBUs. There were no similar charges recorded during 2010.
The Company recorded restructuring costs of $50.1 million and $77.4 million for 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was attributable to the completion of Project Acceleration in 2010. The restructuring costs for 2011 relate to Project Renewal and the European Transformation Plan and consisted of $8.4 million of facility and other exit and impairment costs, $33.2 million of employee severance, termination benefits and employee relocation costs, and $8.5 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2010 primarily relate to Project Acceleration and included $6.0 million of facility and other exit and impairment costs, $53.5 million of employee severance, termination benefits and employee relocation costs, and $17.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2011 was 4.4% of net sales, or $257.2 million, versus 11.0% of net sales, or $623.5 million for 2010. Excluding the impact of the $382.6 million of impairment charges, which were 6.5% of net sales, operating income for 2011 would be $639.8 million, or 10.9% of net sales for 2011.
Net nonoperating expenses for 2011 were $104.7 million versus $329.7 million for 2010. Interest expense for 2011 was $86.2 million, a decrease of $32.2 million from $118.4 million for 2010, due to lower overall borrowing costs resulting from the Capital Structure Optimization Plan, a more favorable interest rate environment and a higher mix of short-term borrowings. Losses related to extinguishments of debt were $4.8 million for 2011 compared to $218.6 million in 2010. The losses related to extinguishments of debt of $218.6 million recognized in 2010 relate to the retirement of $279.3 million of the $300.0 million aggregate principal amount of 10.60% senior unsecured notes due April 2019 and $324.7 million principal amount of the $345.0 million 5.50% convertible senior notes due 2014 pursuant to the Capital Structure Optimization Plan. During 2011, the Company has recognized $14.7 million of foreign exchange transactional losses; however, during 2010, the Company recognized foreign exchange gains of $6.9 million principally related to a foreign exchange gain of $5.6 million associated with the Company’s transition to the Transaction System for Foreign Currency Denominated Securities ("SITME") rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte.
The Company recognized income tax expense of $17.9 million and $5.6 million for 2011 and 2010, respectively. The change in the income tax expense was primarily attributable to the $382.6 million of impairment charges in 2011 which were only partially deductible, and $218.6 million of losses related to extinguishments of debt in 2010 which were fully deductible. The change in the income tax expense was also attributable to the recognition of income tax benefits of $49.0 million in 2011 due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation, and the recognition of $63.6 million of previously unrecognized tax benefits in 2010 as a result of the Company entering into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at the IRS Appeals Office.
The net loss from discontinued operations was $9.4 million for 2011 compared to net income from discontinued operations of $4.6 million for 2010. The loss on disposal of discontinued operations for 2011 was $15.2 million, after tax, related to the disposal of the hand torch and solder business. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Results of Operations — 2010 vs. 2009
Net sales for 2010 were $5,658.2 million, representing an increase of $174.8 million, or 3.2%, from $5,483.4 million for 2009. The following table sets forth an analysis of changes in consolidated net sales for 2010 as compared to 2009 (in millions, except percentages):

Core sales	$254.3	4.6%
Foreign currency	2.2	—
Product line exits and rationalizations	(81.7)	(1.5)%
Total change in net sales	$174.8	3.2%
Core sales increased 4.6% compared to the prior year resulting from higher volumes primarily due to increases in demand, particularly internationally, and restocking by customers in anticipation of future increases in consumer demand, particularly in the geographic regions and channels where inventories were reduced in late 2008 and early 2009. The higher volumes were also attributable to new products launched during 2010, distribution gains and geographic expansion. Core sales at the Company’s North American and international businesses increased approximately 3.6% and 7.9%, respectively, versus the prior year. Product line exits reduced year-over-year sales by 1.5% while foreign currency had a negligible impact.
Gross margin, as a percentage of net sales, for 2010 was 38.0%, or $2,148.7 million, versus 37.0% of net sales, or $2,030.1 million, for 2009. The primary drivers of the 100 basis point gross margin improvement were productivity gains from several initiatives, including Project Acceleration, and improved product mix, partially offset by input cost inflation.
SG&A expenses for 2010 were 25.6% of net sales, or $1,447.8 million, versus 24.7% of net sales, or $1,354.8 million for 2009, with currency having a negligible impact on the year-over-year increase. Approximately 30 basis points of the 90 basis point increase in SG&A expenses as a percentage of sales is attributable to restructuring-related charges incurred in connection with the European Transformation Plan in 2010. The remaining increase was mainly due to the Company’s increased spend for brand-building and other strategic SG&A activities, such as marketing initiatives, advertising and promotions, sales force increases and the implementation of SAP.
The Company recorded restructuring costs of $77.4 million and $100.0 million for 2010 and 2009, respectively. The decrease in restructuring costs is largely attributable to lower costs associated with reducing the Company’s manufacturing and distribution footprint, as the Company completed Project Acceleration in 2010. In addition, the Company incurred lower restructuring costs associated with restructuring programs focused on streamlining the organizational structure to reduce structural SG&A costs. The restructuring costs for 2010 included $6.0 million of facility and other exit and impairment costs, $53.5 million of employee severance, termination benefits and employee relocation costs, and $17.9 million of exited contractual commitments and other restructuring costs. The restructuring costs for 2009 included $32.4 million of facility and other exit and impairment costs, $48.8 million of employee severance, termination benefits and employee relocation costs, and $18.8 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2010 was 11.0% of net sales, or $623.5 million, versus 10.5% of net sales, or $575.3 million for 2009. The 50 basis point improvement in operating margin is primarily attributable to productivity gains and improved product mix combined with lower restructuring costs and better leverage of structural SG&A as a result of increased sales, partially offset by increased spend for brand-building and other strategic SG&A activities and input cost inflation.
Net nonoperating expenses for 2010 increased $183.0 million to $329.7 million compared to $146.7 million for 2009. During 2010, the Company executed a series of transactions under its Capital Structure Optimization Plan under which losses related to extinguishments of debt of $218.6 million were recognized. See Footnote 9 of the Notes to Consolidated Financial Statements for further information. The increase in net nonoperating expenses attributable to the losses associated with the Capital Structure Optimization Plan was partially offset by a $21.6 million decline in interest expense due to lower outstanding debt levels and lower interest rates. In addition, the Company recognized a foreign exchange gain of $5.6 million during 2010 associated with the Company’s transition to the SITME rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte. See Footnote 1 of the Notes to Consolidated Financial Statements for further information.
The Company recognized income tax expense of $5.6 million in 2010 compared to $142.8 million in 2009, representing effective rates of 1.9% and 33.3%, respectively. In 2010, the Company entered into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at the IRS Appeals Office, which resulted in a significant reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million, including penalties and interest. In addition, the Company’s pretax income was $134.8 million lower in 2010 primarily due to charges associated with the Capital Structure

Optimization Plan, and the charges were deductible at a higher rate than the Company’s overall tax rate. As a result of the charges associated with the Capital Structure Optimization Plan, the Company recognized lower income tax expense and a lower effective tax rate in 2010 compared to 2009. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.

Business Segment Operating Results:
2011 vs. 2010 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2011	2010	% Change
Home & Family	$2,390.5	$2,378.4	0.5%
Office Products	1,778.8	1,708.9	4.1
Tools, Hardware & Commercial Products	1,695.3	1,570.9	7.9
Total net sales	$5,864.6	$5,658.2	3.6%
The following table sets forth an analysis of changes in net sales in each segment for 2011 as compared to 2010:

	Home & Family	Office Products	Tools, Hardware & Commercial Products
Core sales	(0.8)%	1.5%	6.0%
Foreign currency	1.3	2.6	1.9
Total change in net sales	0.5%	4.1%	7.9%

Operating income (loss) by segment was as follows for the year ended December 31, (in millions, except percentages):

	2011	2010	% Change
Home & Family	$280.5	$281.8	(0.5)%
Office Products	300.2	269.4	11.4
Tools, Hardware & Commercial Products	234.3	246.6	(5.0)
Impairment charges	(382.6)	—	NMF
Corporate (1)	(125.1)	(96.9)	(29.1)
Restructuring costs	(50.1)	(77.4)	35.3
Total operating income	$257.2	$623.5	(58.7)%
NMF - Not meaningful

(1) Includes restructuring-related costs of $37.4 million and $15.2 million for 2011 and 2010, respectively, associated with the European Transformation Plan, and also includes $6.3 million of incremental costs associated with the Company's Chief Executive Officer transition in 2011.
Home & Family
Net sales for 2011 were $2,390.5 million, an increase of $12.1 million, or 0.5%, from $2,378.4 million for 2010. Core sales declined 0.8%, which was primarily attributable to a mid-single-digit core sales decline in the Baby & Parenting GBU, particularly in the North American and European markets, due to continued economic pressure and recent declines in birth rates. The decline at the Baby & Parenting GBU was partially offset by high single-digit core sales growth in the Culinary Lifestyles GBU, due to new product launches and distribution gains. Foreign currency had a favorable impact of 1.3%.
Operating income for 2011 was $280.5 million, or 11.7% of net sales, a decrease of $1.3 million, or 0.5%, from $281.8 million, or 11.8% of net sales, for 2010. The 10 basis point decline in operating margin is primarily attributable to input cost inflation, partially offset by pricing, productivity and lower structural SG&A costs. In constant currency, SG&A costs as a percentage of net sales decreased 50 basis points due to lower structural SG&A costs partially offset by higher SG&A spend to support geographic expansion and distribution gains.
Office Products
Net sales for 2011 were $1,778.8 million, an increase of $69.9 million, or 4.1%, from $1,708.9 million for 2010. Core sales increased 1.5% with low- to mid-single-digit core sales growth in the Fine Writing & Luxury Accessories and Technology GBUs, partially offset by a modest core sales decline in the Everyday Writing GBU. Core sales growth for the Everyday Writing and Markers, Highlighters, Art & Office Organization GBUs was impacted by an estimated $5 to $10 million of sales shifted from

2011 to the fourth quarter of 2010 due to customer order acceleration to qualify for annual volume rebates. Foreign currency had a favorable impact of 2.6%.
Operating income for 2011 was $300.2 million, or 16.9% of net sales, an increase of $30.8 million, or 11.4%, from $269.4 million, or 15.8% of net sales, for 2010. The 110 basis point increase in operating margin is attributable to pricing, productivity, improved product mix, and leverage of SG&A, partially offset by input cost inflation. In constant currency, SG&A costs as a percentage of net sales decreased 30 basis points due to the increase in core sales, as lower structural SG&A costs, including lower incentive compensation, was offset by increased strategic SG&A spending to support new market entries, expanded sales forces and geographic expansion.
Tools, Hardware & Commercial Products
Net sales for 2011 were $1,695.3 million, an increase of $124.4 million, or 7.9%, from $1,570.9 million for 2010. Core sales increased 6.0%. Double-digit cores sales growth in the Industrial Products & Services GBU and high single-digit core sales growth in the Construction Tools & Accessories and Commercial Products GBUs were partially offset by a core sales decline in the Hardware GBU. Excluding the impacts of currency, the segment’s international sales increased high single-digits due to strong core sales growth in emerging markets, and North American sales increased mid-single-digits. Foreign currency had a favorable impact of 1.9%.
Operating income for 2011 was $234.3 million, or 13.8% of net sales, a decrease of $12.3 million, or 5.0%, from $246.6 million, or 15.7% of net sales, for 2010. The 190 basis point decrease in operating margin is attributable to input cost inflation and unfavorable product mix, partially offset by pricing and productivity. Increases in structural SG&A costs and increased investments in strategic SG&A costs were commensurate with the increase in core sales.
2010 vs. 2009 Business Segment Operating Results
Net sales by segment were as follows for the year ended December 31, (in millions, except percentages):

	2010	2009	% Change
Home & Family	$2,378.4	$2,377.2	0.1%
Office Products	1,708.9	1,674.7	2.0
Tools, Hardware & Commercial Products	1,570.9	1,431.5	9.7
Total net sales	$5,658.2	$5,483.4	3.2%
The following table sets forth an analysis of changes in net sales in each segment for 2010 as compared to 2009:

	Home & Family	Office Products	Tools, Hardware & Commercial Products
Core sales	0.5%	7.4%	8.3%
Foreign currency	0.9	(2.4)	1.4
Product line exits and rationalizations	(1.3)	(3.0)	—
Total change in net sales	0.1%	2.0%	9.7%
Operating income (loss) by segment was as follows for the year ended December 31, (in millions, except percentages):

	2010	2009	% Change
Home & Family	$281.8	$274.7	2.6%
Office Products	269.4	235.2	14.5
Tools, Hardware & Commercial Products	246.6	246.0	0.2
Corporate (2)	(96.9)	(80.6)	(20.2)
Restructuring costs	(77.4)	(100.0)	22.6
Total operating income	$623.5	$575.3	8.4%
(2) Includes restructuring-related costs of $15.2 million for 2011 associated with the European Transformation Plan.
Home & Family
Net sales for 2010 were $2,378.4 million, an increase of $1.2 million from $2,377.2 million for 2009. Core sales increased 0.5% as core sales growth in the Beauty & Style and Culinary Lifestyle GBUs was partially offset by declines in the Baby & Parenting and Rubbermaid Consumer GBUs. The increase in core sales was largely attributable to consumer-relevant innovation and increased advertising and promotion resulting in shelf space gains and incremental distribution. The impact of product line exits and rationalizations reduced sales by 1.3%, while foreign currency had a favorable impact of 0.9%.
Operating income for 2010 was $281.8 million, or 11.8% of net sales, an increase of $7.1 million, or 2.6%, from $274.7 million, or 11.6% of net sales, for 2009. The slight increase in operating margin is attributable to productivity gains and reduced structural SG&A partially offset by input cost inflation and increased spend on brand-building and other strategic initiatives.
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
Operating income for 2010 was $269.4 million, or 15.8% of net sales, an increase of $34.2 million, or 14.5%, from $235.2 million, or 14.0% of net sales for 2009. The 180 basis point improvement in operating margin is attributable to productivity gains, improved product mix, partially offset by the impacts of input cost inflation and a 100 basis point increase in constant currency SG&A costs as a percentage of net sales due to increased spend for strategic brand, volume-building and other strategic SG&A activities.

Tools, Hardware & Commercial Products
Net sales for 2010 were $1,570.9 million, an increase of $139.4 million, or 9.7%, from $1,431.5 million for 2009. Core sales increases accounted for 8.3% of the year-over-year increase, as geographic expansion and international core sales growth were significant contributors to the core sales increase. From a GBU perspective, the Industrial Products & Services and Construction Tools & Accessories GBUs generated mid- to high-single-digit core sales growth. Favorable foreign currency accounted for 1.4% of the net sales increase.
Operating income for 2010 was $246.6 million, or 15.7% of net sales, an increase of $0.6 million, or 0.2%, from $246.0 million, or 17.2% of net sales, for 2009. The 150 basis point decline in operating margin is primarily attributable to input cost inflation combined with an increase in constant currency SG&A costs as a percentage of sales, as the segment’s businesses continue to increase spend for brand-building and other strategic SG&A activities.

Liquidity and Capital Resources
Cash Flows

Cash and cash equivalents increased (decreased) as follows for the years ended December 31, (in millions):

	2011	2010	2009
Cash provided by operating activities	$561.3	$582.6	$602.8
Cash used in investing activities	(206.4)	(153.4)	(149.4)
Cash used in financing activities	(324.6)	(571.9)	(427.0)
Currency effect on cash and cash equivalents	0.3	4.0	(23.5)
Increase (decrease) in cash and cash equivalents	$30.6	$(138.7)	$2.9
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
Cash provided by operating activities for 2011 was $561.3 million compared to cash provided by operating activities of $582.6 million for 2010. The $21.3 million year-over-year decline in operating cash flow was primarily driven by the following items:

•
higher customer program payments in 2011 compared to 2010, including higher amounts paid in 2011 for amounts earned in 2010 compared to customer program payments in 2010 for amounts earned in 2009, which resulted in an incremental $114.0 million use of cash in 2011, partially offset by

•	a $30.0 million decline in contributions to the Company’s primary U.S. defined benefit pension plan, from $50.0 million in 2010 to $20.0 million in 2011 and

•	a $43.4 million decline in cash paid for income taxes.
Cash provided by operating activities for 2010 was $582.6 million compared to $602.8 million for 2009. This reduction is primarily attributable to changes in working capital, specifically accounts receivable, inventory and accounts payable, as net changes in working capital generated cash of $237.5 million in 2009, as the Company implemented initiatives to significantly reduce inventory in 2009 due to the global economic downturn. The cash provided by net reductions in working capital in 2009 compared to a use of cash for working capital of $79.0 million in 2010. The year-over-year decline in cash provided by working capital of $316.5 million was offset by the following items:

•	a $48.2 million increase in operating income;

•	an $11.2 million decline in cash paid for interest;

•	a $31.7 million decline in cash paid for income taxes;

•	a $25.0 million decline in voluntary contributions to the Company’s primary U.S. defined benefit pension plan, from $75.0 million in 2009 to $50.0 million in 2010; and

•
$126.6 million of cash used in 2009 to settle foreign exchange contracts on intercompany financing arrangements, which is included in accrued liabilities and other in 2009, with similar settlements not occurring in 2010.

In July 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. ("Worthington") for cash consideration of $51.0 million, $8.0 million of which were held in escrow. The cash consideration paid to the Company also provided for settlement of all claims involving the Company’s litigation with Worthington.
During 2011, the Company made net payments of $34.4 million related to its short-term borrowing arrangements, including commercial paper and its receivables facility, and this compared to $133.6 million of net proceeds from these borrowing arrangements in 2010. The net proceeds in 2010 were used primarily to complete the Capital Structure Optimization Plan (the “Plan”).
During 2010, the Company substantially completed the Plan. The Plan included the issuance of $550.0 million of 4.70% senior notes due 2020. The Company used the proceeds from the sale of the new notes, cash on hand, and the $133.6 million of short-term borrowings to fund the repurchase of $500.0 million of shares of its common stock through an accelerated stock buyback program and to complete a cash tender offer for its outstanding $300.0 million principal amount of 10.60% notes due 2019, which resulted in the repurchase of $279.3 million principal amount of the notes. The Company received $544.9 million of net proceeds from the issuance of the 4.70% notes due 2020. In addition, the Company received $71.1 million of net proceeds associated with the settlement of the convertible note hedge and warrant transactions during 2010.
The Company received proceeds of $634.8 million from the issuance of debt in 2009. In March 2009, the Company completed the offering and sale of $300.0 million of 10.60% notes due 2019 and $345.0 million 5.5% senior convertible notes due 2014 (the "Convertible Notes"). The $624.3 million of net proceeds from these note issuances were used to complete the tender offers to repurchase $325.0 million principal amount of medium-term notes and purchase convertible note hedge transactions and for general corporate purposes. Also related to the issuance of the Convertible Notes, the Company entered into warrant transactions in which the Company sold warrants to third parties for approximately $32.7 million. During 2009, the Company borrowed and repaid $70.0 million under a 364-day receivables facility that was implemented in September 2009 and borrowed and repaid $125.0 million under its syndicated revolving credit facility.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included dividend payments, share repurchases, capital expenditures, payments on debt and acquisitions.
During 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the unsecured three-year $400.0 million term loan (the "Term Loan"). In connection with the extinguishments of $20.2 million principal amount of the Convertible Notes, the Company paid $3.1 million in cash to the holders of such Convertible Notes during 2011.
In 2010, the Company completed a cash tender offer for $279.3 million of the $300.0 million principal amount of 10.60% notes due 2019 and paid cash of $402.2 million upon settlement. Pursuant to the Plan, the Company also completed an exchange offer for $324.7 million of the $345.0 million principal amount of Convertible Notes (the “Exchange Offer”) and issued 37.7 million shares of common stock and paid cash consideration of $52.0 million to holders accepting the Exchange Offer. The Company made payments on medium-term notes and other debt of $108.6 million and made payments of $200.0 million on its Term Loan during 2010.

The Company made aggregate payments on short- and long-term debt of $1,113.0 million during 2009. The $1,113.0 million of repayments in 2009 includes $329.7 million used to complete tender offers to repurchase $180.1 million principal amount of the $250.0 million medium-term notes due December 2009 and $144.9 million principal amount of the $250.0 million medium-term notes due May 2010 (the “Tender Offers”), the $448.0 million repayment of the floating-rate note issued under the Company's 2001 receivables facility, the repayment of $125.0 million of borrowings under a syndicated revolving credit facility, a $50.0 million principal payment on the Term Loan, and the repayment of the remaining $69.9 million principal amount outstanding of the $250.0 million medium-term notes due December 2009. Also, as part of the convertible note hedge transactions entered into in March 2009, the Company purchased call options from third parties for $69.0 million.
Aggregate dividends paid were $84.9 million, $55.4 million and $71.4 million for 2011, 2010 and 2009, respectively. The Company’s Board of Directors approved a 60% increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, effective with the quarterly dividend paid in June 2011.
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). The SRP is authorized to run for a period of three years ending in August 2014. During 2011, the Company repurchased and retired 3.4 million shares pursuant to the SRP for $46.1 million.

Capital expenditures were $222.9 million, $164.7 million and $153.3 million for 2011, 2010 and 2009, respectively. The largest single capital project in all periods was the implementation of SAP, which represented $65.4 million, $45.3 million and $47.2 million of capital expenditures for 2011, 2010 and 2009, respectively.

The Company purchased noncontrolling interests in consolidated subsidiaries for $29.2 million during 2009.
During 2011, the Company paid $20.0 million in connection with acquisitions and acquisition-related activity.

Cash used for restructuring activities is included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows. Cash used for restructuring activities was $39.5 million, $72.8 million and $84.0 million for 2011, 2010 and 2009, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.
Cash Conversion Cycle
The Company defines its cash conversion cycle as the sum of inventory and accounts receivable days outstanding (based on cost of products sold and net sales, respectively, for the most recent three-month period, including discontinued operations) minus accounts payable days outstanding (based on cost of products sold for the most recent three-month period, including discontinued operations) at the end of the year. The following table depicts the Company’s cash conversion cycle at December 31, (in number of days):

	2011	2010	2009
Accounts receivable	61	62	57
Inventory	68	69	70
Accounts payable	(46)	(47)	(44)
Cash conversion cycle	83	84	83
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company's cash conversion cycle at December 31, 2011 approximated its cash conversion cycle at December 31, 2010 and 2009. The Company has leveraged the implementation of SAP in North America to improve working capital, with a focus on reducing the number of days of inventory on hand. The improvement in days of inventory on hand over the period from 2009 to 2011 was offset by an inventory build-up in late 2011 in advance of the SAP go-live in the European region planned for the first half of 2012 and increased safety stocks in North America related to the planned closure of the Greenville, Texas manufacturing facility.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at December 31, 2011 were $170.2 million, and the Company had $800.0 million and $100.0 million of borrowing capacity under its revolving credit facility and receivables facility, respectively.

•
Working capital at December 31, 2011 was $487.1 million compared to $466.1 million at December 31, 2010, and the current ratio at December 31, 2011 was 1.29:1 compared to 1.28:1 at December 31, 2010. The increase in working capital and the current ratio is primarily attributable to a higher cash balance and lower accrued compensation, partially offset by higher combined levels of short-term and current portion of long-term debt.

•
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.52:1 and 0.54:1 at December 31, 2011 and December 31, 2010, respectively.

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
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Facility provides the committed backup liquidity required to issue commercial paper and accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of December 31, 2011, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and there was no commercial paper outstanding. Concurrent with the Company’s entry into the Credit Agreement, the Company terminated its $665.0 million syndicated revolving credit facility, which was scheduled to expire in November 2012.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders' discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In September 2011, the Company renewed its 364-day receivables financing facility that provides for maximum borrowings of up to $200.0 million such that it will expire in September 2012. As of December 31, 2011, aggregate borrowings of $100.0 million were outstanding under the facility at a weighted-average interest rate of 1.0%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the years ended December 31, (in millions):

	2011		2010
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$214.5	$80.0	$206.0	$24.9
Receivables financing facility	200.0	160.1	140.0	35.9
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) a specified dollar amount ranging from $550.0 million to $750.0 million related to impairment charges incurred by the Company. As of December 31, 2011, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and the receivables facility and utilize the $900.0 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

Debt
The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and has historically involved increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through short-term financing arrangements, such as commercial paper or borrowings under the Facility or receivables facility.
As of December 31, 2011, the current portion of long-term debt and short-term debt totaled $367.5 million, including $100.0 million of borrowings under the receivables facility and $250.0 million principal amount of the 6.75% medium-term notes due March 2012. The Company plans to repay these amounts as they come due using short-term borrowings, and the Company expects to use cash flows from operations generated in the second half of 2012 to repay such short-term borrowings.
Total debt was $2.2 billion and $2.4 billion as of December 31, 2011 and 2010, respectively. Total debt decreased $192.1 million primarily due to the repayment of the remaining $150.0 million outstanding principal amount of the Term Loan and no commercial paper outstanding at December 31, 2011 compared to $34.0 million of commercial paper outstanding at December 31, 2010. Additionally, the Company extinguished an additional $20.2 million principal amount of Convertible Notes in exchange for total consideration of $47.8 million, consisting of 2.3 million shares of the Company’s common stock and cash of $3.1 million.
The following table presents the average outstanding debt and weighted-average interest rates for the years ended December 31, (in millions, except percentages):

	2011	2010	2009
Average outstanding debt	$2,351.3	$2,461.0	$2,843.7
Average interest rate (1)	3.6%	4.8%	4.9%
 (1) The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 17.7% and 56.3% of total debt as of December 31, 2011 and 2010, respectively. The reduction in floating-rate debt is primarily due to the termination and settlement of fixed-for-floating interest rate swaps relating to $750.0 million principal amount of medium-term notes with original maturity dates ranging between March 2012 and April 2013 and the repayment of $150.0 million remaining outstanding principal amount of the Term Loan during 2011. See Footnote 9 of the Notes to Consolidated Financial Statements for further details.

Pension and Other Postretirement Plan Obligations
The Company sponsors pension plans in the U.S. and in various other countries. The Company's ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan's assets and the investment returns realized on plan assets as well as the interest rate environment. In 2011 and 2010, the Company made cash contributions of $20.4 million and $50.0 million, respectively, to its primary U.S. defined benefit pension plan. The Company expects to contribute approximately $105.0 million to its worldwide pension and other postretirement plans in 2012 based primarily on minimum contribution requirements.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan's liabilities. To the extent each plan's assets decline in value or do not generate the returns expected by the Company or to the extent the pension liabilities increase due to declines in interest rates or otherwise, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate.
Dividends
The Company’s Board of Directors approved a 60% increase in the quarterly dividend from $0.05 per share to $0.08 per share, effective with the quarterly dividend paid in June 2011. The Company intends to maintain dividends at a level such that operating cash flows can be used to repay outstanding debt and improve its investment-grade credit rating.
The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During 2011, the Company repurchased 3.4 million shares pursuant to the SRP for $46.1 million, and such shares were immediately retired. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Stable
Fitch Ratings	BBB	F-2	Stable
Outlook
For the year ending December 31, 2012, the Company expects to generate cash flows from operations of $550 to $600 million after restructuring and restructuring-related cash payments of $110 to $120 million. The Company plans to fund capital expenditures of approximately $200 to $225 million, which include expenditures associated with the implementation of SAP in Europe.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $103.6 million, primarily representing borrowings under the receivables facility, and $250.0 million principal amount of medium-term notes due March 2012.
Resolution of Income Tax Contingencies
In 2011, 2010 and 2009, the Company recorded $49.0 million, $79.3 million and $3.1 million, respectively, in net income tax benefits as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations on certain tax matters. These benefits are reflected in the Company's 2011, 2010 and 2009 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different than that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company's consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company's consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2011 and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations are expected to have on the Company's cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2011. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt (1)	$2,176.8	$367.5	$503.0	$—	$1,306.3
Interest on debt (2)	762.5	91.1	145.2	134.4	391.8
Operating lease obligations (3)	408.2	110.7	139.8	71.3	86.4
Purchase obligations (4)	630.3	477.3	153.0	—	—
Total contractual obligations (5)	$3,977.8	$1,046.6	$941.0	$205.7	$1,784.5

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2011. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2011, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $250.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2011. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2011. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2011 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2011 balance sheet as current liabilities, except for current portion of long-term debt and short-term debt.
The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. As a large taxpayer, the Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will increase or decrease over time; therefore, the $100.5 million in unrecognized tax benefits, including interest and penalties, at December 31, 2011 is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.
Additionally, the Company has obligations with respect to its pension and other postretirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2011, the Company had liabilities of $660.9 million related to its unfunded and underfunded pension and other postretirement benefit plans for which the Company expects to make contributions of $105.0 million in 2012. See Footnote 13 of the Notes to Consolidated Financial Statements for further information.
As of December 31, 2011, the Company had $46.5 million in standby letters of credit primarily related to the Company's self-insurance programs, including workers' compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2011, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies
The Company's accounting policies are more fully described in Footnote 1 of the Notes to Consolidated Financial Statements. As disclosed in that footnote, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying footnotes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the Consolidated Financial Statements. The following sections describe the Company's critical accounting policies.
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

Inventory Reserves
The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Net provisions for excess and obsolete inventories, including shrink reserves, totaled $26.9 million, $18.4 million and $57.0 million in 2011, 2010 and 2009, respectively, and are included in cost of products sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units' projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. Other than the annual impairment test, the Company determined that no tests of impairment were necessary during 2011.
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
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 12. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company's total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit's market position, brand awareness, gross and operating margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2011 of approximately $4.7 billion was significantly in excess of its book value of stockholders' equity of approximately $2.2 billion. For the impairment test as of July 1, 2011, if each reporting unit's EBITDA multiple were reduced by 1.0 from the 6 to 12 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value the Baby & Parenting and Hardware reporting units for the annual impairment test as of July 1, 2011. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Baby & Parenting and Hardware reporting units in 2011, the Company generally used average compound long-term sales growth rates of 2% to 3%, average operating margins of 7% to 9%, and discount rates ranging from 12% to 14%. The Company concluded that the Baby & Parenting and Hardware reporting units did not pass step one of the goodwill impairment test based on the values determined using the discounted cash flow approach.

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

The Company determined goodwill at its Baby & Parenting and Hardware reporting units was impaired using the discounted cash flow approach in step two of the goodwill impairment test. The impairments generally resulted from declines in sales projections relative to previous estimates due to economic and market factors based in large part on actual declines in sales in the first half of 2011, which adversely impacted projected operating margins and net cash flows for these reporting units. The decline in anticipated future cash flows adversely affected the estimated fair value of the reporting units and resulted in the estimated fair value of the Baby & Parenting and Hardware reporting units being less than their net assets (including goodwill).

The Company recorded goodwill impairment charges of $305.5 million and $64.7 million for the Baby & Parenting and Hardware reporting units, respectively. The Company’s Baby & Parenting reporting unit had $134.0 million of goodwill remaining at December 31, 2011, and the Company’s Hardware reporting unit had no goodwill remaining at December 31, 2011. With respect to the discounted cash flow analysis used to determine the estimated fair value of the Baby & Parenting reporting unit, if the discount rate used to estimate the fair value of the Baby & Parenting reporting unit decreased 100 basis points, the estimated value of the reporting unit would have increased $73 million. As a result, the Baby & Parenting reporting unit would have passed step one of the goodwill impairment test and, therefore, the Company would not have recorded a goodwill impairment charge for the Baby & Parenting reporting unit in 2011. If the discount rate increased 100 basis points, the estimated fair value of the Baby & Parenting reporting unit would have declined by approximately $58 million, which would have resulted in additional impairment charges recorded during 2011 for the Baby & Parenting reporting unit. In step two of the goodwill impairment test for the Baby & Parenting reporting unit, the Company estimated the value of the Baby & Parenting trade names using a discounted cash flow model using the relief-from-royalty method, which requires an estimate of royalties that could be derived in the future use of the assets were the Company to license the use of the trade names. If the estimated value assigned to the trade names increases, the implied fair value of the goodwill decreases and results in a greater impairment charge, and if the estimated value assigned to the trade names decreases, the implied fair value of the goodwill increases and results in a lower impairment charge. In valuing the trade names, the Company generally used estimated royalty rates ranging from 1% to 4% of net sales. If the royalty rates used to estimate the value of trade names increased (decreased) 100 basis points, the value of the Baby & Parenting trade names would have increased (decreased) $56 million and would have resulted in $56 million more (less) goodwill impairment.
If the discount rate used to estimate the fair value of the Hardware reporting unit decreased 100 basis points, the estimated fair value of the reporting unit would have increased $9 million. However, although the Hardware reporting unit would still not have passed step one of the goodwill impairment test, the goodwill impairment charge recorded in 2011 would have been reduced. If the discount rate for the Hardware reporting unit increased 100 basis points, the estimated fair value of the reporting unit would have declined; however, the goodwill impairment charge recorded during 2011 for the Hardware reporting unit would not have changed since all of the Hardware goodwill was included in the goodwill impairment charge.
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
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2011 was not required during 2011.
The Company had 13 reporting units with total goodwill of $2.4 billion as of December 31, 2011, after the completion of its annual impairment testing. Five of the Company's 13 reporting units accounted for approximately 74 percent of the Company's total goodwill. These five reporting units were as follows: Rubbermaid Commercial Products; Industrial Products & Services; Everyday Writing; Markers, Highlighters, Art & Office Organization; and Technology. The Company also had $311.3 million of indefinite-lived intangible assets as of December 31, 2011. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company's market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Capitalized Software Costs
The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company's management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company capitalized $70.3 million of software costs during 2011, which primarily relate to employee, consultant and related personnel costs incurred in the rollout of SAP at the Company's Décor GBU and the European region. Capitalized software costs net of accumulated amortization were $261.3 million at December 31, 2011. Capitalized interest costs included in capitalized software were not material as of December 31, 2011.
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
Other Long-Lived Assets
The Company continuously evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future revenue and expenses, working capital, and proceeds from asset disposals on a basis consistent with the Company's strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company's actuarial evaluation methods take into account claims incurred but not reported when determining the Company's product liability reserve. The Company has product liability reserves of $39.7 million as of December 31, 2011. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company's Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company's cost estimates or reserve, nor do the Company's cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability (“CERCLA”) and other matters which are estimated at present value. The Company's estimate of environmental response costs associated with these matters as of December 31, 2011 ranged between $21.6 million and $25.6 million. As of December 31, 2011, the Company had a reserve of $21.9 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.
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
The Company's income tax provisions are based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it has established tax and interest reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes and interest. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
For uncertain tax positions, the Company applies the provisions of relevant authoritative guidance, which requires application of a “more likely than not” threshold to the recognition and derecognition of tax positions. The Company's ongoing assessments of the more likely than not outcomes of tax authority examinations and related tax positions require significant judgment and can increase or decrease the Company's effective tax rate as well as impact operating results. See Footnote 16 of the Notes to Consolidated Financial Statements for further information.
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

•	Health care cost trend rate: The Company's health care cost trend rate is based on historical retiree cost data, near-term health care outlook, and industry benchmarks and surveys.

•
Expected return on plan assets: The Company's expected return on plan assets is derived from reviews of asset allocation strategies and historical and anticipated future long-term performance of individual asset classes. The Company's analysis gives consideration to historical returns and long-term, prospective rates of return.

•	Mortality rates: Mortality rates are based on actual and projected plan experience.

•	Rate of compensation increase: The rate of compensation increases reflects the Company's long-term actual experience and its outlook, including consideration of expected rates of inflation.
In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense and the recorded obligation in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company's pension and other postretirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company's pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2011 (in millions):

	U.S.	International
Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$23.9
Accrued current benefit cost	(17.7)	(4.6)
Accrued noncurrent benefit cost	(402.3)	(71.1)
Net liability recognized in the Consolidated Balance Sheet	$(420.0)	$(51.8)

		U.S.
Other postretirement benefit obligations:
Accrued current benefit cost		$(13.6)
Accrued noncurrent benefit cost		(151.6)
Liability recognized in the Consolidated Balance Sheet		$(165.2)
The following table summarizes the net pretax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2011	2010	2009
Net pension cost	$19.5	$21.5	$18.1
Net postretirement benefit costs	8.4	9.2	8.7
Total	$27.9	$30.7	$26.8
The Company used weighted-average discount rates of 5.3% to determine the expenses for 2011 for the pension and postretirement plans. The Company used a weighted-average expected return on assets of 7.3% to determine the expense for the pension plans for 2011. The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2011 Expense
25 basis point decrease in discount rate	$1.0
25 basis point increase in discount rate	$(1.0)
25 basis point decrease in expected return on assets	$2.8
25 basis point increase in expected return on assets	$(2.8)
The total projected benefit obligations of the Company's pension and postretirement plans as of December 31, 2011 were $1.59 billion and $165.2 million, respectively. The Company used a weighted-average discount rate of 4.6% to determine the projected benefit obligations for the pension and postretirement plans as of December 31, 2011.

The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and postretirement plans, holding all other assumptions constant (in millions):

December 31, 2011 Impact on PBO
25 basis point decrease in discount rate	$57.8
25 basis point increase in discount rate	$(54.8)

The Company has $501.3 million (after-tax) of net unrecognized pension and other postretirement losses ($774.8 million pretax) included as a reduction to stockholders' equity at December 31, 2011. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates, as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is amortized to expense over the life of each plan. The net amount amortized to expense totaled $20.5 million (pretax) in 2011, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. Changes in actuarial assumptions, actual returns on plan assets and changes in the actuarially determined life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Footnote 1—Description of Business and Significant Accounting Policies—Recent Accounting Pronouncements.”
International Operations
For 2011, 2010 and 2009, the Company's non-U.S. businesses accounted for approximately 33%, 32% and 31% of net sales, respectively (see Footnote 19 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

	2011	2010	2009	2011 vs. 2010 % Change	2010 vs. 2009 % Change
U.S.	$3,915.7	$3,870.3	$3,806.8	1.2%	1.7%
Non-U.S	1,948.9	1,787.9	1,676.6	9.0	6.6
	$5,864.6	$5,658.2	$5,483.4	3.6%	3.2%
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of December 31, 2011, the Company's Venezuelan subsidiary had $43.2 million of net monetary assets denominated in Bolivar Fuertes, and as a result, a 5% increase (decrease) in the applicable exchange rate would decrease (increase) the Company's pretax income by $2.2 million.
In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate from the parallel rate did not have a material impact on the Company's consolidated net sales or operating income for 2010 compared to using the parallel rate for the same period. The transition to the SITME rate did result in a one-time foreign exchange gain of $5.6 million, which is recognized in other income in 2010. Since the introduction of SITME in June 2010, the Venezuelan government has held the rate constant at 5.3 Bolivar Fuerte to U.S. Dollar. However, future changes in the rate are possible, and such changes could materially impact the Company's net income, primarily as a result of foreign exchange gains and losses that would result from the change in the rate.
Prior to the use of the SITME rate, the Company's results in Venezuela in 2010 were being reflected in the consolidated financial statements at the parallel exchange rate, and during substantially all of 2009, the Company used the official rate of 2.15 to 1 U.S. Dollar to report the results of its Venezuelan operations. As a result of using the less favorable SITME rate and parallel rate during 2010, consolidated net sales and operating income declined 1% and 3%, respectively, for 2010 compared to 2009 due solely to the change in exchange rates used to translate the results of the Company's Venezuelan operations. The change in the rate does not impact reported changes in core sales, which exclude the impact of foreign currency.

Fair Value Measurements
Fair value is a market-based measurement, not an entity-specific measurement, defined as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. Various valuation techniques exist for measuring fair value, including the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. The authoritative accounting guidance for fair value provides a hierarchy that prioritizes these two inputs to valuation techniques used to measure fair value into three broad levels.
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

•	Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.
The Company's assets and liabilities adjusted to fair value at least annually are its money market fund investments, included in cash and cash equivalents; mutual fund investments, included in other assets; and derivative instruments, primarily included in prepaid expenses and other, other assets and other accrued liabilities, and these assets and liabilities are therefore subject to the measurement and disclosure requirements outlined in the authoritative guidance. The Company determines the fair value of its money market fund investments based on the values of the underlying assets (Level 2) and its mutual fund investments based on quoted market prices (Level 1). The Company generally uses derivatives for hedging purposes, and the Company's derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the fair value hierarchy. Level 2 fair value determinations are derived from directly or indirectly observable (market-based) information.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales, income/(loss), earnings per share, operating income or gross margin improvements or declines, Project Acceleration, the European Transformation Plan, the Capital Structure Optimization Plan, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and restructuring-related costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Item 1A to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

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
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 82.3% of the Company’s $2.18 billion of total debt as of December 31, 2011.
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
The Company also realizes gains and losses recorded within shareholders’ equity due to the translation of the financial statements from the functional currency of its subsidiaries to U.S. Dollars. The Company utilizes capital structures of foreign subsidiaries combined with forward contracts to minimize its exposure to foreign currency risk. The Company may hedge portions of its net investments in foreign subsidiaries, including intercompany loans, with forward contracts and cross-currency hedges. Gains and losses related to qualifying forward exchange contracts and cross-currency hedges, which are generally used to hedge intercompany loans and net investments in foreign subsidiaries, are recognized in other comprehensive income (loss).
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
Financial Instruments
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2011 as follows (in millions):

Prepaid expenses and other	$2.4
Other assets	$35.8
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

Market Risk (1)	2011 Average	December 31, 2011	2010 Average	December 31, 2010	Confidence Level
Interest rates	$10.3	$10.6	$9.8	$11.5	95%
Foreign exchange	$11.8	$15.5	$12.2	$11.2	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.
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
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011 of Newell Rubbermaid Inc. and subsidiaries and our report dated February 29, 2012 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
February 29, 2012

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2011	2010	2009
Net sales	$5,864.6	$5,658.2	$5,483.4
Cost of products sold	3,659.4	3,509.5	3,453.3
Gross margin	2,205.2	2,148.7	2,030.1
Selling, general and administrative expenses	1,515.3	1,447.8	1,354.8
Impairment charges	382.6	—	—
Restructuring costs	50.1	77.4	100.0
Operating income	257.2	623.5	575.3
Nonoperating expenses:
Interest expense, net of interest income of $2.2, $3.5 and $6.3 in 2011, 2010 and 2009, respectively	86.2	118.4	140.0
Losses related to extinguishments of debt	4.8	218.6	4.7
Other expense (income), net	13.7	(7.3)	2.0
Net nonoperating expenses	104.7	329.7	146.7
Income before income taxes	152.5	293.8	428.6
Income tax expense	17.9	5.6	142.8
Income from continuing operations	134.6	288.2	285.8
(Loss) income from discontinued operations, net of tax	(9.4)	4.6	(0.3)
Net income	$125.2	$292.8	$285.5
Weighted-average shares outstanding:
Basic	293.6	282.4	280.8
Diluted	296.2	305.4	294.4
Earnings per share:
Basic:
Income from continuing operations	$0.46	$1.02	$1.02
(Loss) income from discontinued operations	(0.03)	0.02	—
Net income	$0.43	$1.04	$1.02
Diluted:
Income from continuing operations	$0.45	$0.94	$0.97
(Loss) income from discontinued operations	(0.03)	0.02	—
Net income	$0.42	$0.96	$0.97
Dividends per share	$0.29	$0.20	$0.26

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$170.2	$139.6
Accounts receivable, net of allowances of $36.0 for 2011 and $43.0 for 2010	1,002.0	997.9
Inventories, net	699.9	701.6
Deferred income taxes	130.7	179.2
Prepaid expenses and other	145.2	113.7
Total Current Assets	2,148.0	2,132.0
Property, plant and equipment, net	551.4	529.3
Goodwill	2,366.0	2,749.5
Other intangible assets, net	666.1	648.3
Deferred income taxes	120.2	38.6
Other assets	309.2	307.6
Total Assets	$6,160.9	$6,405.3
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$468.5	$472.5
Accrued compensation	131.4	190.2
Other accrued liabilities	693.5	698.2
Short-term debt	103.6	135.0
Current portion of long-term debt	263.9	170.0
Total Current Liabilities	1,660.9	1,665.9
Long-term debt	1,809.3	2,063.9
Other noncurrent liabilities	838.1	770.0
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	305.3	307.2
Outstanding shares, before treasury:
2011 – 305.3
2010 – 307.2
Treasury stock, at cost:	(432.8)	(425.7)
Shares held:
2011 – 17.0
2010 – 16.7
Additional paid-in capital	586.3	568.2
Retained earnings	2,097.3	2,057.3
Accumulated other comprehensive loss	(707.0)	(605.0)
Stockholders’ Equity Attributable to Parent	1,849.1	1,902.0
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	3.5
Total Stockholders’ Equity	1,852.6	1,905.5
Total Liabilities and Stockholders’ Equity	$6,160.9	$6,405.3
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2011	2010	2009
Operating Activities:
Net income	$125.2	$292.8	$285.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161.6	172.3	175.1
Impairment charges	382.6	—	—
Loss on disposal of discontinued operations	13.9	—	—
Losses related to extinguishments of debt	4.8	218.6	4.7
Deferred income taxes	(4.8)	(6.1)	14.9
Non-cash restructuring costs	7.0	6.3	32.4
Stock-based compensation expense	43.0	36.5	35.1
Other, net	11.7	21.9	16.4
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(17.6)	(103.6)	98.0
Inventories	(21.5)	(14.5)	243.1
Accounts payable	3.3	39.1	(103.6)
Accrued liabilities and other	(147.9)	(80.7)	(198.8)
Net Cash Provided by Operating Activities	561.3	582.6	602.8

Investing Activities:
Acquisitions and acquisition-related activity	(20.0)	(1.5)	(13.7)
Capital expenditures	(222.9)	(164.7)	(153.3)
Proceeds from sales of businesses and other noncurrent assets	44.3	16.8	17.6
Other	(7.8)	(4.0)	—
Net Cash Used in Investing Activities	(206.4)	(153.4)	(149.4)

Financing Activities:
Short-term borrowings, net	(34.4)	133.6	192.5
Proceeds from issuance of debt, net of debt issuance costs	3.3	547.3	634.8
Proceeds from issuance of warrants	—	—	32.7
Purchase of call options	—	—	(69.0)
Payments for settlement of warrants	—	(298.4)	—
Proceeds from settlement of call options	—	369.5	—
Repurchase of shares of common stock	(46.1)	(500.1)	—
Payments on and for the settlement of notes payable and debt	(151.0)	(710.8)	(1,113.0)
Cash consideration paid for exchange of convertible notes (1)	(3.1)	(53.0)	—
Cash dividends	(84.9)	(55.4)	(71.4)
Purchases of noncontrolling interests in consolidated subsidiaries	—	—	(29.2)
Other, net	(8.4)	(4.6)	(4.4)
Net Cash Used in Financing Activities	(324.6)	(571.9)	(427.0)

Currency rate effect on cash and cash equivalents	0.3	4.0	(23.5)
Increase (Decrease) in Cash and Cash Equivalents	30.6	(138.7)	2.9
Cash and Cash Equivalents at Beginning of Year	139.6	278.3	275.4
Cash and Cash Equivalents at End of Year	$170.2	$139.6	$278.3
Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$36.6	$80.0	$111.7
Interest	$89.1	$109.4	$120.6
(1) Consideration provided in connection with the convertible note exchanges in March 2011 and September 2010 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Consolidated Statements of Cash Flows for 2011 and 2010. See Footnote 9 of the Notes to Consolidated Financial Statements for further information.
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2008	$293.1	$(418.0)	$606.7	$1,606.6	$(502.4)	$1,586.0	$2.6	$1,588.6
Net income	—	—	—	285.5	—	285.5	—	285.5
Foreign currency translation, including $10.2 of tax benefits	—	—	—	—	75.9	75.9	—	75.9
Unrecognized pension and other postretirement costs, net of $17.4 of tax benefits	—	—	—	—	(109.3)	(109.3)	—	(109.3)
Loss on derivative instruments, including $46.3 of tax expense	—	—	—	—	(49.4)	(49.4)	—	(49.4)
Total comprehensive income						$202.7	—	$202.7
Cash dividends on common stock	—	—	—	(71.4)	—	(71.4)	—	(71.4)
Cash dividends for noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Stock-based compensation and other	0.9	(2.6)	34.7	—	—	33.0	3.5	36.5
Purchase of call options, net of tax	—	—	(43.0)	—	—	(43.0)	—	(43.0)
Issuance and sale of warrants	—	—	32.7	—	—	32.7	—	32.7
Discount on convertible notes, net of issuance costs and tax	—	—	41.0	—	—	41.0	—	41.0
Purchase of noncontrolling interests	—	—	(2.3)	—	—	(2.3)	(0.7)	(3.0)
Balance at December 31, 2009	$294.0	$(420.6)	$669.8	$1,820.7	$(585.2)	$1,778.7	$3.5	$1,782.2
Net income	—	—	—	292.8	—	292.8	—	292.8
Foreign currency translation	—	—	—	—	(13.1)	(13.1)	—	(13.1)
Unrecognized pension and other postretirement costs, net of $30.3 of tax benefits	—	—	—	—	(7.0)	(7.0)	—	(7.0)
Gain on derivative instruments, net of $0 tax	—	—	—	—	0.3	0.3	—	0.3
Total comprehensive income						$273.0	—	$273.0
Cash dividends on common stock	—	—	—	(55.4)	—	(55.4)	—	(55.4)
Stock-based compensation and other	1.3	(5.1)	35.7	(0.8)	—	31.1	—	31.1
Settlement of call options	—	—	369.5	—	—	369.5	—	369.5
Settlement of warrants	—	—	(298.4)	—	—	(298.4)	—	(298.4)
Common stock issued for convertible notes exchange	37.7	—	600.3	—	—	638.0	—	638.0
Retirement of common stock purchased under the ASB	(25.8)	—	(474.3)	—	—	(500.1)	—	(500.1)
Extinguishment of equity component of convertible notes	—	—	(334.4)	—	—	(334.4)	—	(334.4)
Balance at December 31, 2010	$307.2	$(425.7)	$568.2	$2,057.3	$(605.0)	$1,902.0	$3.5	$1,905.5
Net income	—	—	—	125.2	—	125.2	—	125.2
Foreign currency translation	—	—	—	—	(27.7)	(27.7)	—	(27.7)
Unrecognized pension and other postretirement costs, net of $36.5 of tax benefits	—	—	—	—	(75.9)	(75.9)	—	(75.9)
Gain on derivative instruments, net of $1.0 of tax expense	—	—	—	—	1.6	1.6	—	1.6
Total comprehensive income						$23.2	—	$23.2
Cash dividends on common stock	—	—	—	(84.9)	—	(84.9)	—	(84.9)
Stock-based compensation and other	1.2	(7.1)	42.2	(0.3)	—	36.0	—	36.0
Common stock issued for convertible notes exchange	2.3	—	42.4	—	—	44.7	—	44.7
Retirement of common stock purchased under the ASB	(2.0)	—	2.0	—	—	—	—	—
Retirement of common stock purchased under the 2011 SRP	(3.4)	—	(42.7)	—	—	(46.1)	—	(46.1)
Extinguishment of equity component of convertible notes	—	—	(25.8)	—	—	(25.8)	—	(25.8)
Balance at December 31, 2011	$305.3	$(432.8)	$586.3	$2,097.3	$(707.0)	$1,849.1	$3.5	$1,852.6
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business
Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that touch the lives of people where they work, live and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Graco®, Aprica®, Levolor®, Calphalon®, Goody®, Sharpie®, Paper Mate®, Dymo®, Parker®, Waterman®, Irwin® and Lenox®. The Company’s multi-product offering consists of well-known, name-brand consumer and commercial products in three business segments: Home & Family; Office Products; and Tools, Hardware & Commercial Products.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its majority owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions.
Use of Estimates
The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses, and related disclosures. Actual results could differ from those estimates.
Reclassifications
Certain 2010 and 2009 amounts have been reclassified to conform to the 2011 presentation.
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
The Company’s forward exchange and option contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.
The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate and foreign currency derivatives at December 31, 2011 was $35.8 million and $2.4 million, respectively.
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

Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2011 and 2010, the Company’s reserves for excess and obsolete inventory and shrink reserves totaled $59.3 million and $70.7 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
Advertising Costs
The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $120.9 million, $107.6 million and $112.6 million for 2011, 2010 and 2009, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $158.3 million, $152.9 million and $139.8 million in 2011, 2010 and 2009, respectively.
Research and Development Costs
Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $130.1 million, $128.8 million and $118.4 million in 2011, 2010 and 2009, respectively.
Derivative Financial Instruments
Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments primarily include interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts and options do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities, and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.
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
Interest rate swaps designated as fair value hedges include interest rate swaps on long-term debt and forward exchange contracts. The Company records the fair value of interest rate swaps on long-term debt as an asset or liability with a corresponding adjustment to the carrying value of the debt. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs. See Foreign Currency Management below for discussion of forward exchange contracts.
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
The fair values of foreign currency hedging instruments are recorded within Prepaid expenses and other and Other accrued liabilities in the Consolidated Balance Sheets based on the maturity of the Company’s forward contracts at December 31, 2011 and 2010. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
Foreign Currency Translation
Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the rates of exchange in effect at year-end. The related translation adjustments are made directly to accumulated other comprehensive income (loss). Income and expenses are translated at the average monthly rates of exchange in effect during the year. Gains and losses from foreign currency transactions of these subsidiaries are included in net income (loss). International subsidiaries operating in highly inflationary economies remeasure nonmonetary assets at historical rates, while net monetary assets are remeasured at current rates, with the resulting remeasurement adjustment included in net income (loss) as other expense, net.
The Company designates certain foreign currency denominated, long-term intercompany financing transactions as being of a long-term investment nature and records gains and losses on the transactions arising from changes in exchange rates as translation adjustments.
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had $43.2 million of net monetary assets denominated in Bolivar Fuertes as of December 31, 2011, which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During 2011 and 2010, the Company’s Venezuelan operations generated less than 1% of consolidated net sales, and during 2009, the Company's Venezuelan operations generated 1.2% of consolidated net sales.

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
Stock-Based Compensation
Stock-based compensation expense is adjusted for estimated forfeitures and is recognized on a straight-line basis over the requisite service period of the award, which is generally three to five years for stock options and one to three years for restricted stock units and performance-based restricted stock units. The Company estimates future forfeiture rates based on its historical experience. See Footnote 15 for additional information.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB's Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards.” ASU 2011-04 amends Accounting Standards Codification Topic 820, “Fair Value Measurement and Disclosure.” ASU 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. ASU 2011-04 is effective for annual and interim reporting periods beginning on or after December 15, 2011. The new guidance is to be adopted prospectively, and early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material effect on its operating results or financial position.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders' equity. ASU 2011-05 will be effective for the Company's interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material effect on its operating results or financial position.

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-08 to have a material impact on the Company's financial statements.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company's consolidated financial position and results of operations.

FOOTNOTE 2
Discontinued Operations
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. ("Worthington") for cash consideration of $51.0 million, $8.0 million of which were held in escrow. If and when the relevant conditions are resolved and the escrow is released, the Company will recognize the $8.0 million held in escrow as income in discontinued operations in the Company's financial statements. The cash consideration paid in connection with the transaction provided for settlement of all claims involving the Company’s litigation with Worthington referenced in Footnote 20. In connection with the sale of the business, the Company transferred net assets with a carrying value of approximately $11.1 million to Worthington, representing property, plant and equipment, certain intangible assets, and net working capital. The Company allocated $35.2 million of the Hardware global business unit's goodwill to the hand torch and solder business on a relative fair value basis as of July 1, 2011, and the $35.2 million of goodwill was written off in connection with the sale. The Company retained approximately $13.0 million of accounts receivable associated with the hand torch and solder business that resulted from sales prior to July 1, 2011.

Pursuant to a Transition Services Agreement between the Company and Worthington, the Company provided certain sales, distribution, information technology, accounting and finance services to Worthington through September 30, 2011.

The following table provides a summary of amounts included in discontinued operations, which primarily relate to the hand torch and solder business (in millions):

	2011	2010	2009
Net sales	$58.8	$101.0	$94.2
Income (loss) from operations, net of income tax expense (benefit) of $2.6, $2.0 and $(0.1) for 2011, 2010 and 2009, respectively	$5.8	$4.6	$(0.3)
Loss on disposal, including income tax expense of $1.3	(15.2)	—	—
(Loss) income from discontinued operations, net of tax	$(9.4)	$4.6	$(0.3)

FOOTNOTE 3
Stockholders’ Equity
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During 2011, the Company repurchased 3.4 million shares pursuant to the SRP for $46.1 million, and such shares were immediately retired.
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
In connection with the Plan, on August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered to the Company approximately 25.8 million shares of common stock. The final number of shares that the Company purchased under the ASB was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock from August 11, 2010 until March 21, 2011, subject to certain adjustments. Based on a calculated per share price of $17.95, Goldman Sachs delivered 2.0 million additional shares to the Company on March 24, 2011 in connection with the completion of the ASB, and such shares were immediately retired.
In connection with the Plan, on August 17, 2010, the Company commenced an exchange offer for its $345.0 million outstanding principal amount of Convertible Notes (the “Exchange Offer”). The Company offered to exchange 116.198 shares of its common stock and a cash payment of $160 for each $1,000 principal amount of Convertible Notes tendered in the Exchange Offer. Holders of the Convertible Notes exchanged $324.7 million principal amount of Convertible Notes in the Exchange Offer. The Company issued approximately 37.7 million shares of its common stock valued at $638.0 million and paid approximately $52.0 million of cash in exchange for the $324.7 million principal amount of Convertible Notes and retired the Convertible Notes received in the Exchange Offer. The value of the shares issued in connection with the Exchange Offer, $638.0 million, increased stockholders’ equity, and the value of the equity component of the Convertible Notes received and extinguished in the Exchange Offer, $334.4 million, reduced stockholders’ equity during 2010. See Footnote 9 for further information. The Company settled the convertible note hedge and warrant transactions with the counterparties and received $369.5 million from the counterparties for the value of the convertible note hedge and paid the counterparties $298.4 million for the warrants. See Footnote 10 for further information.
In 2011, the Company exchanged 2.3 million shares valued at $44.7 million and $3.1 million of cash in exchange for substantially all of the $20.3 million principal amount of Convertible Notes that remained outstanding after completion of the Exchange Offer. The $44.7 million value of the shares issued in connection with the transactions increased stockholders’ equity, and the value of the equity component of the Convertible Notes received and extinguished in the transactions, $25.8 million, reduced stockholders’ equity. See Footnote 9 for further information.

The following table displays the components of accumulated other comprehensive loss as of and for the year ended December 31, 2011 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Income (Loss), net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2010	$(179.4)	$(425.4)	$(0.2)	$(605.0)
Current period change	(27.7)	(75.9)	1.6	(102.0)
Balance at December 31, 2011	$(207.1)	$(501.3)	$1.4	$(707.0)

FOOTNOTE 4
Restructuring Costs
Project Renewal

In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. In connection with the program, the Company will consolidate three operating groups into two and 13 global business units into nine. In addition, the consolidation of a limited number of manufacturing facilities and distribution centers will be implemented as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. The Company expects to record pretax restructuring charges of $90 to $100 million for Project Renewal, of which $75 to $90 million are expected to be cash costs. Project Renewal is expected to complete by the end of 2012.
The following table depicts the restructuring charges incurred in connection with Project Renewal for the year ended December 31, (in millions):

2011
Facility and other exit costs, including impairments	$8.4
Employee severance, termination benefits and relocation costs	18.3
Exited contractual commitments and other	4.5
$31.2

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for 2011 (in millions):

	December 31, 2010			December 31, 2011
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$8.4	$(8.4)	$—
Employee severance, termination benefits and relocation costs	—	18.3	(7.1)	11.2
Exited contractual commitments and other	—	4.5	—	4.5
	$—	$31.2	$(15.5)	$15.7

The following table depicts the activity in accrued restructuring reserves for Project Renewal for 2011 aggregated by reportable business segment (in millions):

	December 31, 2010			December 31, 2011
Segment	Balance	Provision	Costs Incurred	Balance
Home & Family	$—	$10.6	$(1.0)	$9.6
Office Products	—	4.4	(1.6)	2.8
Tools, Hardware & Commercial Products	—	0.8	(0.3)	0.5
Corporate	—	15.4	(12.6)	2.8
	$—	$31.2	$(15.5)	$15.7

European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale, and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to at least 10%.
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
Restructuring charges incurred in connection with the European Transformation Plan are reported in the Company's Corporate segment and were $18.9 million in 2011, while restructuring charges incurred during 2010 were not material.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for 2011 (in millions):

	December 31, 2010			December 31, 2011
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$—	$14.9	$(8.9)	$6.0
Exited contractual commitments and other	—	4.0	(1.9)	2.1
	$—	$18.9	$(10.8)	$8.1
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

	2010	2009	Since Inception Through December 31, 2010
Facility and other exit costs, including impairments	$6.0	$32.4	$178.4
Employee severance, termination benefits and relocation costs	53.5	48.8	241.0
Exited contractual commitments and other	17.9	18.8	79.0
	$77.4	$100.0	$498.4
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. Impairments included in restructuring charges totaled $6.0 million and $32.4 million for 2010 and 2009, respectively. The impaired assets include vacated land and buildings, land and buildings for which a plan exists to vacate and dispose of the facility, and machinery and equipment to be sold or otherwise disposed of prior to the end of its original estimated useful life. The impairments primarily result from the consolidation of manufacturing activities as well as the increased use of sourcing partners.

A summary of activity in accrued restructuring reserves for continuing operations for 2011 and 2010 is as follows (in millions):

	December 31, 2010			December 31, 2011
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$—	$—	$—
Employee severance, termination benefits and relocation costs	22.2	—	(18.9)	3.3
Exited contractual commitments and other	11.3	—	(5.4)	5.9
	$33.5	$—	$(24.3)	$9.2

	December 31, 2009			December 31, 2010
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$6.0	$(6.0)	$—
Employee severance, termination benefits and relocation costs	23.3	53.5	(54.6)	22.2
Exited contractual commitments and other	11.8	17.9	(18.4)	11.3
	$35.1	$77.4	$(79.0)	$33.5

The table below shows restructuring costs recognized for Project Acceleration aggregated by reportable business segment for the years ended December 31, (in millions):

Segment	2011	2010	2009	Since inception through December 31, 2010
Home & Family	$—	$13.7	$24.0	$144.8
Office Products	—	24.2	34.8	186.9
Tools, Hardware & Commercial Products	—	9.4	16.6	88.4
Corporate	—	30.1	24.6	78.3
	$—	$77.4	$100.0	$498.4

The following table depicts the activity in accrued restructuring reserves for 2011 and 2010 aggregated by reportable business segment (in millions):

	December 31, 2010			December 31, 2011
Segment	Balance	Provision	Costs Incurred	Balance
Home & Family	$4.0	$—	$(4.0)	$—
Office Products	11.1	—	(8.4)	2.7
Tools, Hardware & Commercial Products	4.8	—	(1.1)	3.7
Corporate	13.6	—	(10.8)	2.8
	$33.5	$—	$(24.3)	$9.2

	December 31, 2009			December 31, 2010
Segment	Balance	Provision	Costs Incurred	Balance
Home & Family	$8.0	$13.7	$(17.7)	$4.0
Office Products	15.7	24.2	(28.8)	11.1
Tools, Hardware & Commercial Products	3.9	9.4	(8.5)	4.8
Corporate	7.5	30.1	(24.0)	13.6
	$35.1	$77.4	$(79.0)	$33.5

The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

Segment	2011	2010	2009
Home & Family	$10.6	$13.7	$24.0
Office Products	4.4	24.2	34.8
Tools, Hardware & Commercial Products	0.8	9.4	16.6
Corporate	34.3	30.1	24.6
	$50.1	$77.4	$100.0

Cash paid for all restructuring activities was $39.5 million, $72.8 million and $84.0 million for 2011, 2010 and 2009, respectively.

FOOTNOTE 5
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2011	2010
Materials and supplies	$130.8	$116.8
Work in process	105.6	101.0
Finished products	463.5	483.8
	$699.9	$701.6
Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Cost of certain domestic inventories (approximately 53.3% and 52.0% of gross inventory costs at December 31, 2011 and 2010, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2011 and 2010, LIFO reserves were $41.9 million and $30.1 million, respectively. The net (loss) income recognized by the Company related to the liquidation of LIFO-based inventories in 2011, 2010 and 2009 was $(0.5) million, $8.7 million and $16.9 million, respectively.

FOOTNOTE 6
Property, Plant & Equipment, Net
Property, plant and equipment, net consisted of the following as of December 31, (in millions):

	2011	2010
Land	$28.5	$32.4
Buildings and improvements	381.0	370.0
Machinery and equipment	1,743.4	1,709.8
	2,152.9	2,112.2
Accumulated depreciation	(1,601.5)	(1,582.9)
	$551.4	$529.3
Depreciation expense was $110.6 million, $118.0 million and $122.1 million in 2011, 2010 and 2009, respectively.

FOOTNOTE 7
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company's goodwill by reportable business segment is as follows for 2011 and 2010 (in millions):

Segment	December 31, 2010 Balance	Acquisitions	Impairment Charges	Other Adjustments (1)	Foreign Currency	December 31, 2011 Balance (2)
Home & Family	$662.6	$—	$(305.5)	$—	$3.8	$360.9
Office Products	1,135.7	2.2	—	10.0	(10.4)	1,137.5
Tools, Hardware & Commercial Products	951.2	—	(64.7)	(19.3)	0.4	867.6
	$2,749.5	$2.2	$(370.2)	$(9.3)	$(6.2)	$2,366.0

Segment	December 31, 2009 Balance	Acquisitions	Impairment Charges	Other Adjustments(1)	Foreign Currency	December 31, 2010 Balance (2)
Home & Family	$648.7	$—	$—	$—	$13.9	$662.6
Office Products	1,149.5	—	—	1.5	(15.3)	1,135.7
Tools, Hardware & Commercial Products	956.1	—	—	—	(4.9)	951.2
	$2,754.3	$—	$—	$1.5	$(6.3)	$2,749.5

(1)
Office Products includes payments of $10.0 million and $1.5 million in 2011 and 2010, respectively, for contingent payments relating to the Company's acquisition of PSI Systems, Inc. (“Endicia”) in 2007. The contingent payments are based on Endicia’s post-acquisition revenues.

(2)
Cumulative impairment charges relating to goodwill since January 1, 2002 were $1,642.4 million and $1,272.2 million as of December 31, 2011 and 2010, respectively. Of these amounts, $538.0 million was included in cumulative effect of accounting change, and $298.9 million was included in discontinued operations.

The Company performs its annual impairment tests of goodwill and indefinite-lived intangibles as of the first day of the Company's third quarter because it coincides with the Company's annual strategic planning process. The Company recorded non-cash impairment charges of $382.6 million in 2011 as a result of its annual impairment tests, principally related to goodwill impairments in the Company's Baby & Parenting and Hardware global business units. The impairments generally resulted from declines in sales projections relative to previous estimates due to economic and market factors based in large part on actual declines in sales in the first six months of 2011, which adversely impacted projected operating margins and net cash flows for these global business units. The decline in anticipated future cash flows adversely affected the estimated fair value of the global business units calculated using the discounted cash flow approach and resulted in the estimated fair value of the Baby & Parenting and Hardware global business units being less than their net assets (including goodwill). In addition to $370.2 million of goodwill impairments, the Company recorded $12.4 million of non-cash impairment charges relating to impairments of trade names and other assets. See Footnote 18 for further details.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names - indefinite life	$311.3	$—	$311.3	$317.7	$—	$317.7
Trade names - other	42.3	(25.1)	17.2	46.2	(23.2)	23.0
Capitalized software	387.1	(125.8)	261.3	317.2	(100.8)	216.4
Other (1)	206.1	(129.8)	76.3	207.6	(116.4)	91.2
	$946.8	$(280.7)	$666.1	$888.7	$(240.4)	$648.3

The table below summarizes the Company's amortization periods using the straight-line method for other intangible assets, including capitalized software, as of December 31, 2011:

	Weighted-Average Amortization Period (in years)	Amortization Periods (in years)
Trade names - indefinite life	N/A	N/A
Trade names - other	10	3 – 20 years
Capitalized software	10	3 – 12 years
Other (1)	8	3 – 14 years
	9
(1) Other consists primarily of patents and customer lists with net book values of $29.2 million and $47.0 million, respectively, as of December 31, 2011.
Amortization expense for intangible assets, including capitalized software, was $51.0 million, $54.3 million and $53.0 million in 2011, 2010 and 2009, respectively.
As of December 31, 2011, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2012	2013	2014	2015	2016
$54.9	$50.6	$48.3	$42.0	$38.9
Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

FOOTNOTE 8
Other Accrued Liabilities
Other accrued liabilities included the following as of December 31, (in millions):

	2011	2010
Customer accruals	$250.7	$280.9
Accruals for manufacturing, marketing and freight expenses	105.1	108.9
Accrued self-insurance liabilities	66.8	73.1
Accrued pension, defined contribution and other postretirement benefits	54.6	45.3
Accrued contingencies, primarily legal, environmental and warranty	37.2	39.1
Accrued restructuring (See Footnote 4)	33.0	33.5
Other	146.1	117.4
Other accrued liabilities	$693.5	$698.2
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

FOOTNOTE 9
Debt
The following is a summary of outstanding debt as of December 31, (in millions):

	2011	2010
Medium-term notes	$1,632.3	$1,623.0
Term loan	—	150.0
Convertible notes	0.1	17.5
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	—	34.0
Receivables facility	100.0	100.0
Other debt	7.7	7.7
Total debt	2,176.8	2,368.9
Short-term debt	(103.6)	(135.0)
Current portion of long-term debt	(263.9)	(170.0)
Long-term debt	$1,809.3	$2,063.9
During the years ended December 31, 2011 and 2010, the Company's average commercial paper obligations outstanding were $80.0 million and $24.9 million, respectively, at average interest rates, including fees and commissions, of 2.2% and 1.6%, respectively.
The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2011 (in millions):

2012	2013	2014	2015	2016	Thereafter	Total
$367.5	$503.0	$—	$—	$—	$1,306.3	$2,176.8
Medium-term Notes
The Company's outstanding medium-term notes consisted of the following principal amounts and interest rate swap values as of December 31, (in millions):

	2011	2010
6.75% senior notes due 2012	$250.0	$250.0
5.50% senior notes due 2013	500.0	500.0
6.25% senior notes due 2018	250.0	250.0
10.60% senior notes due 2019	20.7	20.7
4.70% senior notes due 2020	550.0	550.0
6.11% senior notes due 2028	10.0	10.0
Interest rate swaps	35.8	42.3
Unamortized gain on termination of interest rate swaps	15.8	—
Total medium-term notes	$1,632.3	$1,623.0
Average stated interest rate of all medium-term notes outstanding as of December 31, 2011 was 5.61%.

As of December 31, 2011, the Company was party to a fixed-for-floating interest rate swap designated as a fair value hedge. The interest rate swap relates to $250.0 million of the principal amount of the medium-term notes and results in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swap. During 2011, the Company, at its option, terminated and settled certain interest rate swaps related to an aggregate $750.0 million principal amount of medium-term notes with original maturity dates ranging between March 2012 and April 2013. The Company received cash proceeds of $22.7 million from counterparties as settlement for the interest rate swaps. Under the relevant authoritative guidance, gains resulting from the early termination of interest rate swaps are deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the interest rate swaps. The cash received from the termination of the interest rate swaps is included in operating activities in accrued liabilities and other in the Consolidated Statement of Cash Flows for 2011.

The medium-term note balances at December 31, 2011 and 2010 include mark-to-market adjustments of $35.8 million and $42.3 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes. The unamortized amount as of December 31, 2011 associated with the termination of the interest rate swaps, $15.8 million, is included in the value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $31.5 million, $30.3 million and $26.1 million for 2011, 2010 and 2009, respectively.
In connection with the Capital Structure Optimization Plan (the “Plan”), the Company completed the offering and sale of $550.0 million aggregate principal amount of 4.70% senior unsecured notes with a maturity of August 2020 (the “Notes”) in August 2010. The net proceeds from this offering were $544.9 million, which together with cash on hand and short-term borrowings were used to fund the repurchase of $500.0 million of shares of the Company's common stock through an accelerated buyback program and to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019. The Notes are unsecured and unsubordinated obligations of the Company and equally rank with all of its existing and future senior unsecured debt. The Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company's Consolidated Balance Sheet at December 31, 2011 based on their maturity date.
In March 2009, the Company completed the offering and sale of $300.0 million aggregate principal amount of 10.60% senior unsecured notes with a maturity of April 2019 (the “10.60% Notes”). Interest on the Notes is payable semiannually on April 15 and October 15. The Company realized net proceeds from the offering of the 10.60% Notes of $290.2 million, which were used to complete the 2009 Tender Offers (as such term is defined below) and for general corporate purposes. In connection with the Plan, the Company conducted and completed a cash tender offer (the “Tender Offer”) in August 2010 through which it repurchased $279.3 million of the $300.0 million aggregate principal amount outstanding of 10.60% Notes. The Company repurchased the 10.60% Notes at a fixed cash purchase price of $1,437.50 per $1,000 principal amount of the 10.60% Notes and also paid all accrued and unpaid interest on the 10.60% Notes repurchased pursuant to the Tender Offer. As a result of premiums paid and fee as incurred associated with the Tender Offer and the write-off of unamortized issuance costs, the Company recorded a pretax loss of $131.4 million, which is reflected in losses related to extinguishments of debt in the Consolidated Statement of Operations for 2010. The $402.2 million cash paid to complete the Tender Offer is included as payments on and for the settlement of notes payable and debt in the Consolidated Statement of Cash Flows for 2010. The remaining $20.7 million principal amount outstanding of the 10.60% Notes is classified as long-term debt due to its maturity in 2019.
In 2009, the Company conducted and completed tender offers through which it repurchased $180.1 million of the $250.0 million aggregate principal amount outstanding of 4.625% notes due December 2009 and $144.9 million of the $250.0 million aggregate principal amount outstanding of 4.000% notes due May 2010 (the “2009 Tender Offers”). As a result of premiums paid and fees incurred associated with the 2009 Tender Offers, the Company recorded a pretax loss of $4.7 million, which is included in losses related to extinguishments of debt in the Consolidated Statement of Operations for 2009. The $329.7 million paid to complete the 2009 Tender Offers is included as payments on and for the settlement of notes payable and debt in the Consolidated Statement of Cash Flows for 2009. The Company repaid the remaining $69.9 million principal amount outstanding of the $250.0 million 4.625% notes in December 2009 and the remaining $105.1 million principal amount outstanding of the $250.0 million 4.000% notes in May 2010.

As of December 31, 2011, the current portion of long-term debt includes $250.0 million principal amount of the 6.75% senior notes due March 2012.
Term Loan

In September 2008, the Company entered into a $400.0 million credit agreement (the “Agreement”), under which the Company received an unsecured three-year term loan in the amount of $400.0 million (the “Term Loan”). The Company repaid $100.0 million of the principal amount of the Term Loan in September 2010 and made a $100.0 million prepayment of the principal amount in December 2010. During 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the Term Loan based on the maturity date. Borrowings under the Agreement bore interest at a rate of LIBOR plus a spread that was determined based on the credit rating of the Company, and interest was payable no less frequently than monthly.

Convertible Notes
In March 2009, the Company issued $345.0 million of Convertible Notes. The Convertible Notes bear interest at a rate of 5.5% per year, which is payable semiannually, and the Convertible Notes mature on March 15, 2014. The Convertible Notes are convertible at an initial conversion rate of 116.198 shares of the Company’s common stock per $1,000 principal amount of Convertible Notes (representing an initial conversion price of approximately $8.61 per share of common stock), subject to adjustment in certain circumstances. Upon conversion, a holder will receive cash up to the aggregate principal amount of the Convertible Notes converted, and cash, shares of common stock or a combination thereof (at the Company’s election) in respect of the conversion value above the Convertible Notes’ principal amount, if any. The Company entered into convertible note hedge transactions upon issuance to reduce the Company’s cost of the conversion option (see Footnote 10). Net proceeds from this offering were used to complete the convertible note hedge transactions and the 2009 Tender Offers and to repay debt and for general corporate purposes.
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
In connection with the Capital Structure Optimization Plan, in September 2010 the Company completed an exchange of newly issued shares of common stock and cash for $324.7 million of the $345.0 million outstanding principal amount of the Convertible Notes (the “Exchange Offer”). In the aggregate, the Company paid $52.0 million in cash and issued 37.7 million shares of the Company’s common stock for $324.7 million principal amount of the Convertible Notes validly offered for exchange by the holders pursuant to the Exchange Offer. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received in the Exchange Offer, with the residual value representing the equity component. The excess of the fair value of the liability component, or $356.0 million, over the carrying value of the Convertible Notes exchanged, $275.5 million, was recognized as a loss related to the extinguishment of debt. Including fees incurred associated with the Exchange Offer and the write-off of unamortized issuance costs, the Company recorded a pretax loss of $87.2 million upon the settlement of the Exchange Offer, which is included in losses related to extinguishments of debt in the Consolidated Statement of Operations for 2010.
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid $3.1 million in cash and issued 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt in 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in loss related to extinguishment of debt in the Consolidated Statement of Operations for 2011. During 2011, in addition to the March 2011 exchanges, the Company also exchanged an additional $0.2 million principal amount of the Convertible Notes generally based on the same terms and conditions as offered to the holders of the Convertible Notes in previous exchanges. As of December 31, 2011, $0.1 million principal amount of the Convertible Notes remained outstanding.
Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Holders of the Preferred Securities are entitled to cumulative cash dividends of 5.25% of the liquidation preference of $50 per Preferred Security, or $2.625 per year. Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million). As of December 31, 2011, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million.

The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”). In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for $15.5 million the Company borrowed from the Subsidiary to purchase all of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the Subsidiary is the sole holder of the Debentures. The Debentures are the sole assets of the Subsidiary, mature on December 1, 2027, bear interest at an annual rate of 5.25% payable quarterly and became redeemable by the Company beginning in December 2001. The Company may defer interest payments on the Debentures for a period of up to 20 consecutive quarters, during which period distribution payments on the Preferred Securities are also deferred. Under this circumstance, the Company may not declare or pay any cash distributions with respect to its common or preferred stock or debt securities that do not rank senior to the Debentures. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of December 31, 2011, the Company has not elected to defer interest payments. In connection with the Company’s purchase of the Preferred Securities in 2005 and 2004, the Company negotiated the early retirement of the corresponding Debentures with the Subsidiary. The Company accounted for these transactions as extinguishments of debt, which resulted in $436.7 million of Debentures outstanding as of December 31, 2011.
Receivables-Related Borrowings

In September 2009, the Company entered into a 364-day receivables facility that provides for borrowings of up to $200.0 million (the “Receivables Facility”), and the maturity date has been extended such that it expires in September 2012. Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of December 31, 2011. As of December 31, 2011, the financing subsidiary owned $618.2 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2011. The amount that may be borrowed under the Receivables Facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. As of December 31, 2011, the Company had outstanding borrowings of $100.0 million under the Receivables Facility, which have been classified as short-term borrowings and bear interest at a weighted-average rate of 1.0%.

Revolving Credit Facility and Commercial Paper

On December 2, 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Company may from time to time request increases in the aggregate commitment to up to $1.25 billion upon the satisfaction of approval requirements. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the facility. As of December 31, 2011, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and there was no commercial paper outstanding.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders' discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.

The Credit Agreement contains customary representations and warranties, covenants and events of default. The covenants set forth in the Credit Agreement include certain affirmative and negative operational and financial covenants, including, among other things, restrictions on the Company's ability to incur certain liens, make fundamental changes to its business or engage in transactions with affiliates, limitations on the amount of indebtedness that may be incurred by the Company's subsidiaries and a requirement that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the Credit Agreement.
In addition, the Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company's obligations under the Credit Agreement and the termination of the lenders' obligation to extend credit pursuant to the Credit Agreement. As of December 31, 2011, the Company was in compliance with the provisions of the Credit Agreement.

On December 2, 2011, concurrent with the Company’s entry into the Credit Agreement, the Company terminated the $665.0 million syndicated revolving credit facility, which was scheduled to expire in November 2012 (the “Revolver”). At December 31, 2010, there were no borrowings under the Revolver. In lieu of borrowings under the Revolver, the Company could issue up to $665.0 million of commercial paper under the Revolver. The Revolver provided the committed backup liquidity required to issue commercial paper. As of December 31, 2010, the Company had outstanding commercial paper obligations of $34.0 million.

FOOTNOTE 10
Convertible Note Hedge and Warrant Transactions
In connection with the issuance of the Convertible Notes in March 2009, the Company entered into separate convertible note hedge transactions and warrant transactions with respect to the Company's common stock to minimize the impact of the potential dilution upon conversion of the Convertible Notes. The Company purchased call options in private transactions to cover 40.1 million shares of the Company's common stock at a strike price of $8.61 per share, subject to adjustment in certain circumstances, for $69.0 million. The call options generally allowed the Company to receive shares of the Company's common stock from counterparties equal to the number of shares of common stock payable to the holders of the Convertible Notes upon conversion. The Company also sold warrants permitting the purchasers to acquire up to 40.1 million shares of the Company's common stock at an exercise price of $11.59 per share, subject to adjustment in certain circumstances, in private transactions for total proceeds of $32.7 million.
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
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for 2011, 2010 and 2009.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheets as of December 31, 2011 and 2010 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	2011	2010	Balance Sheet Location	2011	2010
Interest rate swaps	Other assets	$35.8	$42.3	Other noncurrent liabilities	$—	$—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	1.9	1.4	Other accrued liabilities	—	2.0
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.5	1.2	Other accrued liabilities	—	—
Total assets		$38.2	$44.9	Total liabilities	$—	$2.0
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2011 and 2010.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement. During 2011, the Company, at its option, terminated certain interest rate swap contracts that were previously accounted for as fair value hedges. See Footnote 9 for further details.

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for 2011, 2010 and 2009 were as follows (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2011	2010	2009
Interest rate swaps	Interest expense, net	$16.2	$23.9	$(43.9)
Fixed-rate debt	Interest expense, net	$(16.2)	$(23.9)	$43.9
The Company did not realize any ineffectiveness related to fair value hedges during 2011, 2010 and 2009.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for 2011, 2010 and 2009 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		2011	2010	2009
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(5.1)	$(1.8)	$(2.6)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.7)	0.5	2.5
		$(5.8)	$(1.3)	$(0.1)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	2011	2010	2009
Foreign exchange contracts on inventory-related purchases	$(2.8)	$(1.4)	$(9.5)
Foreign exchange contracts on intercompany borrowings	1.8	4.3	7.7
	$(1.0)	$2.9	$(1.8)
The Company did not realize any ineffectiveness related to cash flow hedges during 2011, 2010 and 2009.

The Company received $2.4 million and $3.8 million to settle foreign exchange contracts on intercompany borrowings during 2011 and 2010, respectively, while the Company paid approximately $109.0 million to settle foreign exchange contracts on intercompany borrowings during 2009. Such amounts are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for 2011, 2010 and 2009.
The Company estimates that during the next 12 months it will reclassify gains of approximately $2.4 million included in the pretax amount recorded in AOCI as of December 31, 2011 into earnings, as the anticipated cash flows occur.

FOOTNOTE 12
Commitments
Lease Commitments
The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2023. Rent expense, which is recognized on a straight-line basis over the life of the lease term, was $129.4 million, $122.7 million and $120.2 million in 2011, 2010 and 2009, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2011 (in millions):

2012	2013	2014	2015	2016	Thereafter	Total
$110.7	$77.8	$62.0	$43.1	$28.2	$86.4	$408.2
Purchase Obligations
The Company enters into certain obligations to purchase finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.
As of December 31, 2011, the Company's future estimated total purchase obligations are as follows (in millions):

2012	2013	2014	Total
$477.3	$76.0	$77.0	$630.3

FOOTNOTE 13
Employee Benefit and Retirement Plans
The Company and its subsidiaries have noncontributory pension, profit sharing and contributory 401(k) plans covering substantially all of their international and domestic employees. Plan benefits are generally based on years of service and/or compensation. The Company's funding policy is to contribute not less than the minimum amounts required by the Employee Retirement Income Security Act of 1974, as amended, the Internal Revenue Code of 1986, as amended, or foreign statutes to ensure that plan assets will be adequate to provide retirement benefits.

Included in AOCI at December 31, 2011 is $774.8 million ($501.3 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company expects to recognize $23.0 million ($14.3 million net of tax) of costs in 2012 associated with net actuarial losses and prior service credit.

The Company's tax-qualified defined benefit pension plan is frozen for the entire non-union U.S. work force, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit. The defined contribution benefit has a three-year cliff-vesting schedule. The Company recorded $18.8 million, $17.9 million and $17.3 million in expense for the defined contribution benefit arrangement for 2011, 2010 and 2009, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2011 and 2010 is $18.8 million and $17.9 million, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets.
As of December 31, 2011 and 2010, the Company maintained various nonqualified deferred compensation plans with varying terms. The total liability associated with these plans was $68.7 million and $70.8 million as of December 31, 2011 and 2010, respectively. These liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. These plans are partially funded with asset balances of $52.0 million and $51.8 million as of December 31, 2011 and 2010, respectively. These assets are included in other assets in the Consolidated Balance Sheets.

The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 350 active and former key employees with aggregate net death benefits of $297.2 million. At December 31, 2011 and 2010, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $102.3 million and $99.8 million, respectively. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $12.6 million and $15.3 million at December 31, 2011 and 2010, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $119.9 million and $110.5 million at December 31, 2011 and 2010, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company's investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets under the relevant authoritative guidance.
The Company's matching contributions to the contributory 401(k) plan were $14.9 million, $12.9 million and $14.0 million for 2011, 2010 and 2009, respectively.
Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company's noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$969.6	$910.8	$482.6	$499.8
Service cost	4.3	4.0	6.0	4.8
Interest cost	49.4	50.6	26.6	26.6
Actuarial loss (gain)	88.6	67.2	46.1	(2.2)
Currency translation	—	—	(2.0)	(19.9)
Benefits paid	(57.3)	(63.0)	(22.1)	(31.7)
Curtailments, settlement costs and other	0.3	—	(0.9)	5.2
Benefit obligation at end of year	$1,054.9	$969.6	$536.3	$482.6

	U.S.		International
	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$635.0	$576.9	$426.3	$410.6
Actual return on plan assets	29.0	59.0	63.2	33.9
Contributions	28.2	62.1	20.3	21.3
Currency translation	—	—	(0.2)	(13.7)
Benefits paid	(57.3)	(63.0)	(22.1)	(31.7)
Settlement charges and other	—	—	(3.0)	5.9
Fair value of plan assets at end of year	$634.9	$635.0	$484.5	$426.3
Funded status at end of year	$(420.0)	$(334.6)	$(51.8)	$(56.3)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$23.9	$19.4
Accrued current benefit cost, included in other accrued liabilities	(17.7)	(7.7)	(4.6)	(4.0)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(402.3)	(326.9)	(71.1)	(71.7)
Total	$(420.0)	$(334.6)	$(51.8)	$(56.3)
Amounts recognized in AOCI:
Prior service cost	$(8.9)	$(10.2)	$1.0	$—
Net loss	(679.6)	(576.5)	(71.5)	(61.6)
AOCI, pretax	$(688.5)	$(586.7)	$(70.5)	$(61.6)
Accumulated benefit obligation	$1,049.7	$964.1	$528.1	$474.3

	U.S.		International
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.50%	5.25%	4.69%	5.37%
Long-term rate of compensation increase	2.80%	2.70%	3.72%	4.16%

The foreign amounts as of December 31, 2011 include a projected benefit obligation of $420.3 million and plan assets of $444.0 million for plans in which the benefit obligation is less than the fair value of plan assets.
Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International
	2011	2010	2009	2011	2010	2009
Service cost-benefits earned during the year	$4.3	$4.0	$4.8	$6.0	$4.8	$4.9
Interest cost on projected benefit obligation	49.4	50.6	52.1	26.6	26.6	24.5
Expected return on plan assets	(59.6)	(57.5)	(57.2)	(28.3)	(24.8)	(22.2)
Amortization of:
Prior service cost	1.3	1.3	1.3	3.4	—	—
Actuarial loss	16.1	11.3	8.3	0.9	2.0	0.1
Curtailment, settlement and termination benefit costs	0.2	—	—	(0.8)	3.2	1.3
Net pension cost	$11.7	$9.7	$9.3	$7.8	$11.8	$8.6

	U.S.			International
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%	6.25%	5.35%	5.70%	6.08%
Long-term rate of return on plan assets	8.25%	8.25%	8.50%	6.39%	6.32%	5.65%
Long-term rate of compensation increase	2.70%	3.00%	4.00%	4.02%	4.22%	3.83%

In 2012, the Company is required to make approximately $41 million of contributions to its primary U.S. pension plan. In addition, the Company expects to make cash contributions of approximately $29 million and $21 million to its domestic and international defined benefit pension plans, respectively, in 2012.

Plan Assets
Current Allocation
The fair value of each major category of pension plan assets as of December 31, 2011 and 2010 is as follows (in millions):

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2011	(Level 1)	(Level 2)	(Level 3)		2011	2010	(Level 1)	(Level 2)	(Level 3)		2011	2010
Equity (1) (7)
U.S. large cap	$70.8	$50.4	$—	$121.2			$8.2	$1.7	$—	$9.9
U.S. small cap	23.1	—	—	23.1			—	—	—	—
International	25.6	84.0	—	109.6			42.0	3.1	—	45.1
Total equity	119.5	134.4	—	253.9	40%	50%	50.2	4.8	—	55.0	11%	30%
Fixed income (2) (7)
U.S. Treasury	56.3	15.7	—	72.0			—	—	—	—
Other government	16.9	14.1	—	31.0			32.3	—	—	32.3
Asset-backed securities	—	17.4	—	17.4			—	—	—	—
Corporate bonds	117.0	41.7	—	158.7			52.5	6.1	—	58.6
Short-term investments	—	7.2	—	7.2			—	—	—	—
Total fixed income	190.2	96.1	—	286.3	45	36	84.8	6.1	—	90.9	19	21
Insurance contracts (3)	—	18.4	—	18.4	3	3	—	178.5	—	178.5	37	24
Venture capital and partnerships (4)	—	1.8	46.0	47.8	7	7	17.6	5.5	0.3	23.4	5	9
Real estate (5)	—	—	22.7	22.7	4	3	3.5	—	5.6	9.1	2	2
Cash and cash equivalents (6)	—	5.8	—	5.8	1	1	68.4	0.1	—	68.5	14	9
Other	—	—	—	—	—	—	18.9	40.2	—	59.1	12	5
Total	$309.7	$256.5	$68.7	$634.9	100%	100%	$243.4	$235.2	$5.9	$484.5	100%	100%

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2010	(Level 1)	(Level 2)	(Level 3)		2010	2009	(Level 1)	(Level 2)	(Level 3)		2010	2009
Equity (1)
U.S. large cap	$—	$155.0	$—	$155.0			$—	$19.1	$—	$19.1
U.S. small cap	—	30.6	—	30.6			5.8	—	—	5.8
International	—	130.0	—	130.0			55.6	47.5	—	103.1
Total equity	—	315.6	—	315.6	50%	53%	61.4	66.6	—	128.0	30%	18%
Fixed income (2)
U.S. Treasury	—	71.5	—	71.5			—	—	—	—
Other government	—	31.4	—	31.4			17.3	—	—	17.3
Asset-backed securities	—	10.0	—	10.0			—	—	—	—
Corporate bonds	—	110.8	—	110.8			6.0	65.5	—	71.5
Short-term investments	—	7.9	—	7.9			—	—	—	—
Total fixed income	—	231.6	—	231.6	36	33	23.3	65.5	—	88.8	21	20
Insurance contracts (3)	—	17.5	—	17.5	3	3	—	100.8	—	100.8	24	26
Venture capital and partnerships (4)	—	2.4	42.7	45.1	7	6	17.0	18.6	4.7	40.3	9	7
Real estate (5)	—	—	19.2	19.2	3	3	2.2	1.5	6.0	9.7	2	2
Cash and cash equivalents (6)	—	5.5	—	5.5	1	1	5.3	34.2	—	39.5	9	24
Other	—	—	0.5	0.5	—	1	—	19.2	—	19.2	5	3
Total	$—	$572.6	$62.4	$635.0	100%	100%	$109.2	$306.4	$10.7	$426.3	100%	100%

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

(6)	Cash and cash equivalents include investments in stable value funds. Stable value funds are generally invested in common trust funds and interest-bearing accounts.

(7)
In the U.S. pension plan assets, certain changes were made to the equity and fixed income investments which resulted in transfers of pension plan assets from certain common/collective trust funds into separately managed investment accounts. The underlying investments in these separately managed accounts are primarily publicly-traded securities, and such investments have been valued using the quoted price as of December 31, 2011. Accordingly, these investments have been classified as Level 1 as of December 31, 2011.

A reconciliation of the change in the fair value measurement of the defined benefit plans' consolidated assets using significant unobservable inputs (Level 3) for 2011 and 2010 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Other	Total
Fair value as of January 1, 2010	$34.9	$25.2	$6.1	$66.2
Realized gains (losses)	—	—	(1.1)	(1.1)
Unrealized gains (losses)	6.1	0.2	(2.8)	3.5
Purchases, sales and settlements, net	6.4	(0.2)	(1.7)	4.5
Fair value as of December 31, 2010	$47.4	$25.2	$0.5	$73.1
Realized gains (losses)	—	—	(3.7)	(3.7)
Unrealized gains (losses)	3.2	(0.5)	3.7	6.4
Purchases	3.5	3.6	—	7.1
Sales	(7.8)	—	(0.5)	(8.3)
Fair value as of December 31, 2011	$46.3	$28.3	$—	$74.6
Investment Strategy
The Company has established formal investment policies for the assets associated with its pension plans. The objectives of the investment strategies generally include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, as well as establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans, and risk tolerance is established through consideration of plan liabilities, plan funded status and corporate financial condition. Asset allocation targets are based on periodic asset liability and/or risk budgeting study results, which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters.
The target asset allocations for the Company's U.S. pension plan and primary international pension plans are as follows as of December 31, 2011:

Asset Category	Target
	U.S.	International
Equity	45%	23%
Fixed income	40	14
Insurance contracts	5	24
Cash and equivalents	—	21
Other investments (1)	10	18
Total	100%	100%
(1) Other investments include private equity funds, hedge funds and real estate funds.
Expected Long-term Rate of Return on Plan Assets
The Company employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-term portfolio return is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed to assess for reasonableness and appropriateness. The weighted-average expected long-term rates of return are based on reviews of the target investment allocation and the historical and expected rates of return of the asset classes included in the pension plans' target asset allocations.

Other Postretirement Benefit Plans
Several of the Company's subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.
The following provides a reconciliation of benefit obligations and funded status of the Company's other postretirement benefit plans as of December 31, (in millions, except percentages):

	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$166.5	$168.1
Service cost	1.3	1.5
Interest cost	8.3	9.2
Actuarial loss	0.3	2.3
Benefits paid, net	(11.2)	(14.6)
Benefit obligation at end of year	$165.2	$166.5
Funded status and net liability recognized at December 31	$(165.2)	$(166.5)
Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(13.6)	$(15.1)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(151.6)	(151.4)
Total	$(165.2)	$(166.5)
Amounts recognized in AOCI:
Prior service credit	$10.8	$13.3
Net loss	(26.6)	(27.5)
AOCI, pretax	$(15.8)	$(14.2)

	2011	2010
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.50%	5.25%
Long-term health care cost trend rate	4.50%	4.50%
There are no plan assets associated with the Company's other postretirement benefit plans.
Other postretirement benefit costs include the following components for the years ended December 31, (in millions):

	2011	2010	2009
Service cost-benefits earned during the year	$1.3	$1.5	$1.5
Interest cost on projected benefit obligation	8.3	9.2	9.6
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	1.2	0.9	—
Net postretirement benefit costs	$8.4	$9.2	$8.7
The weighted-average discount rate for the Company's other postretirement benefit plans is developed using a spot interest yield curve based on a broad population of corporate bonds rated AA or higher. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans for the years ended December 31,:

	2011	2010	2009
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	5.25%	5.75%	6.25%
Long-term health care cost trend rate	4.50%	4.50%	5.00%
Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation was 7.5% for all retirees in 2011, declining to 4.5% in 2028 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$1.0	$(0.9)
Effect on postretirement benefit obligations	$15.9	$(14.0)
Estimated Future Benefit Payments
Estimated future benefit payments under the Company's defined benefit pension plans and other postretirement benefit plans are as follows as of December 31, 2011 (in millions):

	2012	2013	2014	2015	2016	2017-2021
Pension benefits (1)	$95.1	$77.5	$79.0	$80.2	$81.4	$438.3
Other postretirement benefits	$13.6	$13.3	$12.9	$12.7	$12.4	$64.2
(1) Certain pension benefit payments will be funded by plan assets.

The estimated other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $2.1 million per year. The Company expects to make direct cash benefit payments of approximately $13.6 million for its other postretirement benefit plans in 2012.

FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the years ended December 31, (in millions, except per share data):

	2011	2010	2009
Numerator for basic and diluted earnings per share:
Income from continuing operations	$134.6	$288.2	$285.8
(Loss) income from discontinued operations	(9.4)	4.6	(0.3)
Net income	$125.2	$292.8	$285.5
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.1	0.2
Net income for basic earnings per share	$125.3	$292.9	$285.7
Effect of Preferred Securities (1)	—	—	—
Net income for diluted earnings per share	$125.3	$292.9	$285.7
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	290.5	279.3	277.7
Share-based payment awards classified as participating securities	3.1	3.1	3.1
Denominator for basic earnings per share	293.6	282.4	280.8
Dilutive securities (2)	2.4	2.5	1.1
Convertible Notes (3)	0.2	13.1	9.0
Warrants (4)	—	7.4	3.5
Preferred Securities (1)	—	—	—
Denominator for diluted earnings per share	296.2	305.4	294.4
Basic earnings per share:
Income from continuing operations	$0.46	$1.02	$1.02
(Loss) income from discontinued operations	(0.03)	0.02	—
Net income	$0.43	$1.04	$1.02
Diluted earnings per share:
Income from continuing operations	$0.45	$0.94	$0.97
(Loss) income from discontinued operations	(0.03)	0.02	—
Net income	$0.42	$0.96	$0.97

(1)
The Preferred Securities are anti-dilutive for all years presented, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for each of 2011, 2010 and 2009 would be increased by $14.0 million. Weighted-average shares outstanding would be increased by 8.3 million shares for all years presented.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for 2011, 2010 and 2009 exclude the effect of approximately 12.0 million, 12.4 million and 13.2 million stock options, respectively, because such options were anti-dilutive.

(3)
The Convertible Notes issued in March 2009 were dilutive to the extent the average price during the period was greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes were only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for all years presented, as the average price of the Company’s common stock during these periods was greater than $8.61. As disclosed in Footnote 9, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011, and as such, dilution for 2011 takes into consideration the period of time the Convertible Notes were outstanding. The Convertible Notes will not meaningfully impact diluted average shares outstanding in subsequent periods because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes outstanding as of December 31, 2011 is not material. As disclosed in Footnote 9, $324.7 million of the $345.0 million principal amount of the Convertible Notes was extinguished in September 2010, and as such, dilution for 2010 takes into consideration the period of time the Convertible Notes were outstanding.

The call options purchased in connection with the convertible note hedge transactions, which were settled in September 2010, had an equal and offsetting impact to the dilution associated with the Convertible Notes in 2010 and 2009. However, because the impact of the purchased call options would reduce weighted-average shares outstanding by 13.1 million and 9.0 million shares for 2010 and 2009, respectively, the purchased call options are considered anti-dilutive securities. The authoritative accounting guidance does not permit anti-dilutive securities to be included in weighted-average shares outstanding despite their characteristics and economic impacts.

(4)
The warrants were dilutive for the period the warrants were outstanding during 2010 and 2009 because the average price of the Company's common stock during quarterly periods the warrants were outstanding was greater than $11.59, the exercise price of the warrants. As disclosed in Footnote 10, the warrants were settled during September 2010, and as such, dilution for 2010 takes into consideration the period of time the warrants were outstanding.

Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock awards and restricted stock units, was $1.2 million, $3.1 million, and $3.0 million for 2011, 2010 and 2009, respectively.

FOOTNOTE 15
Stock-Based Compensation
The Company offers stock-based compensation to its employees that includes stock options and time-based and performance-based restricted stock units, as follows:
Stock Options
The Company has issued both nonqualified and incentive stock options at exercise prices equal to the Company's common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three to five years. For options granted prior to 2008, options became fully vested and were exercisable for one year following termination due to death, disability or retirement at age 65 or older. For options granted since the beginning of 2008, options fully vest and are exercisable for a period of time depending on the employee's age and years of service in the case of retirement (as defined in the stock option agreement). Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for the remaining contractual term of the option.
Time-Based Restricted Stock Units
Awards of time-based restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards generally cliff-vest one to three years from the date of grant. In the case of retirement (as defined in the award agreement), awards vest depending on the employee's age and years of service. The time-based restricted stock units have rights to dividend equivalents payable in cash. The Company expenses the cost of restricted stock units ratably over the vesting period.
Performance-Based Restricted Stock Units
Performance-based restricted stock unit awards represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. The performance-based restricted stock units generally entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified conditions. Other performance-based restricted stock units entitle the recipient to shares of common stock if specified market and service conditions are achieved and vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Performance-based restricted stock units are not subject to the payment of dividend equivalents in the same manner as time-based restricted stock units. Rather, with respect to performance-based restricted stock units, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the performance-based restricted stock units vest and the related stock is issued. In the case of retirement (as defined in the award agreement), awards vest depending on the employee's age and years of service.
Stock Plans
The Company's stock plans include plans adopted in 1993, 2003 and 2010. In 2010, a plan was approved by the Company's stockholders (the “2010 Plan”). Upon approval of the 2010 Plan, shares available for issuance of new awards under all plans other than the 2010 Plan were canceled, and all future grants are required to be made from the 2010 Plan. The total number of shares of the Company's common stock that may be issued under the 2010 Plan may not exceed 21.0 million; however, stock awards and stock units for one share reduce availability under the 2010 Plan by 2.5 shares. The 2010 Plan generally provides for awards to vest over a minimum three-year period, except for performance-based grants, which may vest over a minimum of one year.

The following table depicts the number of shares authorized for issuance and availability under the 2010 Plan (shares in millions):

2010 Plan
Authorized for issuance	21.0
Issued and reserved for issuance of outstanding:
Options	1.0
Restricted stock units (2 1/2 times the number of awards)	5.5
Performance-based restricted stock units (2 1/2 times the number of awards)	1.1
Shares available for issuance	13.4
As of December 31, 2011, the Company had 13.7 million and 0.7 million options outstanding under the 2003 plan and 1993 plan, respectively. In addition, the Company had 3.6 million restricted stock units and performance-based restricted stock units outstanding under the 2003 plan as of December 31, 2011.
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2011	2010	2009
Stock options	$12.5	$13.9	$14.4
Restricted stock	30.5	22.6	20.7
Stock-based compensation	$43.0	$36.5	$35.1
Stock-based compensation, net of income tax benefit of $11.2 million, $8.0 million and $5.3 million in 2011, 2010 and 2009, respectively	$31.8	$28.5	$29.8
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31,:

	2011	2010	2009
Risk-free interest rate	2.6%	2.9%	2.2%
Dividend yield	1.3%	1.4%	5.2%
Expected volatility	39%	38%	35%
Expected life (in years)	6.4	6.7	6.8

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in millions):

	Shares	Weighted-Average Exercise Price	Exercisable at End of Year	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2008	16.4	$26	6.6	$27		$—
Granted	3.2	8			$2
Forfeited / expired	(3.3)	26
Outstanding at December 31, 2009	16.3	$22	7.6	$26		$21.1
Granted	1.5	14			$5
Exercised	(0.1)	9				$0.5
Forfeited / expired	(1.4)	23
Outstanding at December 31, 2010	16.3	$22	8.9	$26		$35.4
Granted	1.0	19			$7
Forfeited / expired	(1.9)	23
Outstanding at December 31, 2011	15.4	$21	9.8	$24		$25.3
Vested and expected to vest at December 31, 2011	15.1	$21
At December 31, 2011, the aggregate intrinsic value of exercisable options was $5.4 million.
The weighted-average remaining contractual life for options outstanding and options exercisable was five years and four years, respectively, as of December 31, 2011.
The following table summarizes the changes in the number of shares of restricted stock, restricted stock units and performance-based restricted stock units for the following periods (shares in millions):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2008	3.2	$24
Granted	2.8	8
Vested	(0.9)	24
Forfeited	(0.5)	22
Outstanding at December 31, 2009	4.6	$15
Granted	2.2	14
Vested	(1.1)	24
Forfeited	(0.5)	13
Outstanding at December 31, 2010	5.2	$13
Granted	2.5	17
Vested	(1.2)	19
Forfeited	(0.4)	14
Outstanding at December 31, 2011	6.1	$13
Expected to vest at December 31, 2011	5.8	$13

The fair values of awards that vested were $21.5 million, $17.0 million and $8.3 million in 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, the Company awarded 0.5 million, 0.9 million and 1.2 million performance-based restricted stock units, respectively, which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of December 31, 2011, 2.1 million PSUs were outstanding, and based on performance through December 31, 2011, recipients of PSUs would be entitled to 1.7 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During 2011, the Company awarded 0.7 million performance-based restricted stock units, which entitle the recipient to shares of the Company's stock if specified market and service conditions are achieved. The performance-based restricted stock units vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Based on performance through December 31, 2011, the market conditions have not been achieved. The 0.7 million performance-based restricted stock units are included in the preceding table as granted during 2011 and as outstanding as of December 31, 2011.

The following table summarizes the Company's total unrecognized compensation cost related to stock-based compensation as of December 31, 2011 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)
Stock options	$9.7	2
Restricted stock units	33.3	2
Total	$43.0

FOOTNOTE 16
Income Taxes
As of December 31, 2011 and 2010, the Company had unrecognized tax benefits of $89.5 million and $96.8 million, respectively. If recognized, $79.8 million and $90.4 million as of December 31, 2011 and 2010, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2011 and 2010, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $11.0 million and $16.3 million, respectively. During 2011 and 2010, the Company recognized income tax benefits of $5.1 million and $27.4 million, respectively, due to the reduction in the reserves for interest and penalties.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2011	2010
Unrecognized tax benefits balance at January 1,	$96.8	$147.9
Increase in tax positions for prior years	7.9	8.0
Decreases in tax positions for prior years	—	(41.9)
Increases in tax positions for current year	15.1	16.7
Settlements with taxing authorities	—	(31.1)
Lapse of statute of limitations	(30.3)	(2.8)
Unrecognized tax benefits balance at December 31,	$89.5	$96.8
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2011	2010	2009
Current:
Federal	$(36.7)	$(63.6)	$56.4
State	5.1	(0.5)	8.1
Foreign	57.5	76.6	62.6
Total current	25.9	12.5	127.1
Deferred	(8.0)	(6.9)	15.7
Total provision	$17.9	$5.6	$142.8

The non-U.S. component of income before income taxes was $118.2 million, $242.6 million and $169.6 million in 2011, 2010 and 2009, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows for the years ended December 31,:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	2.2	1.8	1.2
Foreign tax credit	(12.2)	(10.1)	(7.4)
Foreign rate differential	(20.3)	(0.2)	1.1
Resolution of tax contingencies, net of increases	(20.3)	(20.3)	3.1
Tax basis differential on goodwill impairment	38.0	—	—
Valuation allowance reserve increase (decrease)	0.7	(2.5)	0.9
Stock compensation	1.5	1.9	1.7
Other	(12.9)	(3.7)	(2.3)
Effective rate	11.7%	1.9%	33.3%
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company's U.S. federal income tax returns has expired for years prior to 2008.
During 2011, the Company’s effective tax rate was impacted by $76.2 million of tax benefits associated with impairment charges recorded during the year. The Company's effective tax rate was favorably impacted by $49.0 million associated with the realization of unrecognized tax benefits, including interest and penalties, due to the expiration of various worldwide statutes of limitation. The effective tax rate for the year ended December 31, 2011 was also favorably impacted by a change in the geographical mix in earnings.
During 2010, the Company settled its 2005 and 2006 U.S. federal income tax return examinations, including all issues that were at the IRS Appeals Office, and as part of this settlement, entered into binding closing agreements relating to specific issues under examination, resulting in a reduction to the Company's unrecognized tax benefits in the amount of $63.6 million, including relevant penalties and interest. In addition, the Company's effective tax rate was favorably impacted by $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination and was adversely affected by $6.7 million due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of equity-based compensation. The Company's Canadian income tax returns are subject to examination for years after 2004. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2007.
It is reasonably possible that there could be a change in the amount of the Company's unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2011.

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2011	2010
Deferred tax assets:
Accruals not currently deductible for tax purposes	$153.1	$187.2
Postretirement liabilities	65.6	69.2
Inventory reserves	5.8	—
Pension liabilities	174.7	97.2
Self-insurance liability	3.9	27.1
Foreign tax credit carryforward	120.0	139.6
Foreign net operating losses	339.4	321.5
Other	147.6	136.8
Total gross deferred tax assets	1,010.1	978.6
Less valuation allowance	(441.6)	(419.8)
Net deferred tax assets after valuation allowance	$568.5	$558.8
Deferred tax liabilities:
Accelerated depreciation	$(67.4)	$(53.8)
Amortizable intangibles	(253.3)	(283.3)
Other	(9.6)	(3.9)
Total gross deferred tax liabilities	$(330.3)	$(341.0)
Net deferred tax assets	$238.2	$217.8

Current deferred income tax assets	$130.7	$179.2
Current deferred income tax liabilities	(10.4)	—
Noncurrent deferred income tax assets	120.2	38.6
Noncurrent deferred income tax liabilities	(2.3)	—
	$238.2	$217.8
The foreign tax credit carryforwards expire from 2016 to 2021, and a majority of the foreign net operating loss carryforwards do not expire except for $110.6 million expiring from 2012 to 2025. The increase in deferred tax asset valuation allowance relates predominantly to foreign jurisdictions where the Company maintains a full valuation allowance on all deferred tax assets.
At December 31, 2011, the estimated amount of total unremitted non-U.S. subsidiary earnings is $704.4 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
Of the Company's $2.4 billion of goodwill at December 31, 2011, approximately $878.7 million is deductible for tax purposes.

FOOTNOTE 17
Other (Income) Expense, Net
Other (income) expense, net consists of the following for the years ended December 31, (in millions):

	2011	2010	2009
Investment activities, including equity in earnings	$1.5	$(0.4)	$(0.6)
Currency transaction loss (gain)	14.7	(6.9)	2.1
Other	(2.5)	—	0.5
	$13.7	$(7.3)	$2.0

FOOTNOTE 18
Fair Value
Accounting principles generally accepted in the U.S. define fair value as the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). These valuation techniques are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. As the basis for evaluating such inputs, a three-tier value hierarchy prioritizes the inputs used in measuring fair value as follows:
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

Level 3: Unobservable inputs that reflect the reporting entity's own assumptions.

Recurring Fair Value Measurements
The Company's financial assets and liabilities adjusted to fair value at least annually are its money market fund investments included in cash and cash equivalents, its mutual fund investments included in other assets, and its derivative instruments, which are primarily included in prepaid expenses and other, other assets and other accrued liabilities.
The Company determines the fair value of its mutual fund investments based on quoted market prices (Level 1).
Level 2 fair value determinations are derived from directly or indirectly observable (market-based) information. Such inputs are the basis for the fair values of the Company's money market fund investments and derivative instruments. The money market fund investments held by the Company and included in cash and cash equivalents are not publicly traded, but the fair value is determined based on the values of the underlying investments in the money market fund (Level 2). The Company generally uses derivatives for hedging purposes pursuant to the relevant authoritative guidance, and the Company's derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments based on Level 2 inputs in the fair value hierarchy.

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments (1)	$—	$—	$—	$—
Investment securities, including mutual funds (2)	17.7	7.3	10.4	—
Interest rate swaps	35.8	—	35.8	—
Foreign currency derivatives	2.4	—	2.4	—
Total	$55.9	$7.3	$48.6	$—

Description	Fair Value as of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market fund investments (1)	$10.5	$—	$10.5	$—
Investment securities, including mutual funds (2)	22.7	7.4	15.3	—
Interest rate swaps	42.3	—	42.3	—
Foreign currency derivatives	2.6	—	2.6	—
Total	$78.1	$7.4	$70.7	$—
Liabilities
Foreign currency derivatives	$2.0	$—	$2.0	$—
Total	$2.0	$—	$2.0	$—

(1)
Investments in money market funds are classified as cash equivalents due to their short-term nature and the ability for them to be readily converted into cash. Investments in money market funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and, accordingly, have been classified as Level 2 investments.

(2)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($5.1 million and $7.4 million as of December 31, 2011 and 2010, respectively) and other assets ($12.6 million and $15.3 million as of December 31, 2011 and 2010, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Nonrecurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.

During 2011, in conjunction with the Company's annual impairment tests of goodwill and indefinite-lived intangible assets, the Company recognized non-cash impairment charges of $382.6 million, primarily related to goodwill impairment in the Baby & Parenting and Hardware global business units. In making the assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management's estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger additional impairment charges.

During 2011, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short- and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Consolidated Balance Sheets and are disclosed in Footnote 11. The fair values of certain of the Company’s short- and long-term debt are based on quoted market prices and are as follows (in millions):

	2011		2010
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,679.7	$1,632.3	$1,650.7	$1,623.0
Preferred securities underlying the junior convertible subordinated debentures	356.0	421.2	353.8	421.2
Convertible notes	0.1	0.1	45.5	17.5

The carrying amounts of all other significant debt approximate fair value.

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
Industrial bandsaw blades and cutting tools for pipes and HVAC systems; hand tools and power tool accessories; manual paint applicators, window hardware and convenience hardware; cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, and wall-mounted workstations

The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2011	2010	2009
Net Sales (1)
Home & Family	$2,390.5	$2,378.4	$2,377.2
Office Products	1,778.8	1,708.9	1,674.7
Tools, Hardware & Commercial Products	1,695.3	1,570.9	1,431.5
	$5,864.6	$5,658.2	$5,483.4
Operating Income (2)
Home & Family	$280.5	$281.8	$274.7
Office Products	300.2	269.4	235.2
Tools, Hardware & Commercial Products	234.3	246.6	246.0
Impairment charges	(382.6)	—	—
Restructuring costs	(50.1)	(77.4)	(100.0)
Corporate	(125.1)	(96.9)	(80.6)
	$257.2	$623.5	$575.3

	2011	2010	2009
Depreciation & Amortization (2)
Home & Family	$44.5	$51.4	$51.3
Office Products	32.2	32.1	39.6
Tools, Hardware & Commercial Products	45.5	49.7	48.9
Corporate	39.4	39.1	35.3
	$161.6	$172.3	$175.1

Capital Expenditures (3)
Home & Family	$42.4	$38.2	$30.8
Office Products	39.5	35.5	35.2
Tools, Hardware & Commercial Products	59.6	28.5	26.2
Corporate	81.4	62.5	61.1
	$222.9	$164.7	$153.3

	2011	2010
Identifiable Assets
Home & Family	$882.4	$896.4
Office Products	1,019.6	972.0
Tools, Hardware & Commercial Products	893.3	931.5
Corporate (4)	3,365.6	3,605.4
	$6,160.9	$6,405.3
Geographic Area Information

	2011	2010	2009
Net Sales (1) (5)
United States	$3,915.7	$3,870.3	$3,806.8
Canada	376.3	351.0	317.6
Total North America	4,292.0	4,221.3	4,124.4
Europe, Middle East and Africa	815.3	800.5	791.0
Latin America	318.6	267.0	259.5
Asia Pacific	438.7	369.4	308.5
Total International	1,572.6	1,436.9	1,359.0
	$5,864.6	$5,658.2	$5,483.4
Operating Income (Loss) (2) (7)
United States	$166.9	$471.9	$492.6
Canada	81.2	79.1	63.3
Total North America	248.1	551.0	555.9
Europe, Middle East and Africa (6)	16.6	10.0	(19.7)
Latin America	12.8	(1.3)	22.3
Asia Pacific	(20.3)	63.8	16.8
Total International	9.1	72.5	19.4
	$257.2	$623.5	$575.3

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 11.0%, 11.9% and 12.3% of consolidated net sales in 2011, 2010 and 2009, respectively, substantially across all segments.

(2)
Operating income (loss) by segment is net sales less cost of products sold and selling, general & administrative (“SG&A”) expenses. Operating income by geographic area is net sales less cost of products sold, SG&A expenses, impairment charges, and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Corporate capital expenditures primarily relate to the SAP implementation.

(4)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(5)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(6)
The Europe, Middle East and Africa operating income (loss) is after considering $37.4 million and $15.2 million of incremental SG&A costs associated with the European Transformation Plan for 2011 and 2010, respectively.

(7)	The following table summarizes the restructuring costs and impairment charges by region included in operating income (loss) above (in millions):

	2011	2010	2009
Restructuring Costs:
United States	$(29.3)	$(18.1)	$(32.6)
Canada	(0.1)	(7.9)	(5.7)
Total North America	(29.4)	(26.0)	(38.3)
Europe, Middle East and Africa	(19.5)	(30.4)	(36.4)
Latin America	(0.7)	(12.9)	(6.3)
Asia Pacific	(0.5)	(8.1)	(19.0)
Total International	(20.7)	(51.4)	(61.7)
	$(50.1)	$(77.4)	$(100.0)

Impairment Charges:
United States	$(266.8)	$—	$—
Canada	—	—	—
Total North America	(266.8)	—	—
Europe, Middle East and Africa	(9.2)	—	—
Latin America	—	—	—
Asia Pacific	(106.6)	—	—
Total International	(115.8)	—	—
	$(382.6)	$—	$—

The following table summarizes the net sales by product grouping for the years ended December 31, (in millions):

	2011	2010	2009
Home & Family (1)
Rubbermaid Consumer	$827.2	$819.7	$847.7
Baby & Parenting	680.4	700.2	703.6
Décor	464.8	458.8	450.9
Other	418.1	399.7	375.0
	2,390.5	2,378.4	2,377.2
Office Products (1)	1,778.8	1,708.9	1,674.7
Tools, Hardware & Commercial Products (1)	1,695.3	1,570.9	1,431.5
	$5,864.6	$5,658.2	$5,483.4

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $39.7 million and $42.3 million as of December 31, 2011 and 2010, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

The Company is currently a party to two purported state class actions and one purported national Canadian class action. The cases include allegations that a certain model car seat sold by an affiliate of the Company did not satisfy all requisite government safety standards. The Company is vigorously defending all three actions.
In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of DYMO|Endicia Internet Postage. Endicia was party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com sought unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In 2010, the Court entered judgment in favor of the Company terminating the action on summary judgment, and on June 15, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed that judgment. Stamps.com’s petition for a rehearing before the Federal Circuit panel was denied, and Stamps.com has no further right of appeal. A separate case, in which Endicia and Stamps.com each claim infringement of different patents, remains pending in the same trial court as the first proceeding and is scheduled to commence trial in March 2012. There can be no assurance the Company will be successful in defending itself in this matter.
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
As of December 31, 2011, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2011 ranged between $21.6 million and $25.6 million. As of December 31, 2011, the Company had a reserve of $21.9 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $18.7 million by applying a 5% discount rate to undiscounted obligations of $26.7 million.
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

As of December 31, 2011, the Company had $46.5 million in standby letters of credit primarily related to the Company's self-insurance programs, including workers' compensation, product liability and medical.

FOOTNOTE 21
Subsequent Events
Effective January 1, 2012, the Company, as part of Project Renewal, implemented certain changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and of its 13 global business units into nine. One of the two new operating groups will be primarily consumer-facing ("Newell Consumer"), while the other will be primarily commercial-facing ("Newell Professional"). In addition, the Baby & Parenting GBU will operate as a stand-alone operating segment and will be reported separately.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2012 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets — December 31, 2011 and 2010
Consolidated Statements of Cash Flows — Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements — December 31, 2011, 2010 and 2009
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
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
(b) EXHIBIT INDEX

ITEM 3 - ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit    Description of Exhibit
Number

3.1
Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).

3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated November 12, 2008).

ITEM 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Exhibit
Number    Description of Exhibit

4.1	Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008, is included in Item 3.1.

4.2    By-Laws of Newell Rubbermaid Inc., as amended, are included in Item 3.2.

4.3
Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.4
Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association), as Indenture Trustee (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, File No. 333-47261, filed March 3, 1998

(the “1998 Form S-3”).

4.5
Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A. (formerly known as The Chase Manhattan Bank (National Association))) as trustee (including the form of Notes for the Company's 5.50% convertible senior notes due 2014) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 24, 2009).

4.6	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09068).

4.7
Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 25, 2008).

4.8
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 25, 2008).

4.9
Form of 10.60% Notes due 2019 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 26, 2009).

4.10
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 2, 2010).

4.11
Master Confirmation dated as of August 2, 2010 between Newell Rubbermaid Inc. and Goldman, Sachs & Co. Re: Accelerated Stock Buyback (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated and filed August 2, 2010).

4.12
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 2, 2011).

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 - MATERIAL CONTRACTS

10.1*	Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 2008).

10.2*
Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 11, 2009 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).

10.3*
Second Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 10, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.4*
Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09068).

10.5*	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-09068).

10.6*
Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.7*
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2007, File No. 001-09068).

10.8*
Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608, and Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-09608).

10.9*
Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company's Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09068).

10.10*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2010).

10.11*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011(incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.12*
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).

10.13*
Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-09068).

10.14*
Stock Option Agreement granted to Mark D. Ketchum November 9, 2005 under the Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 9, 2005, File No. 001-09608).

10.15*	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 18, 2011).

10.16*	Form of Michael B. Polk Restricted Stock Unit Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 18, 2011).

10.17*	Newell Rubbermaid Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.18*	Form of Restricted Stock Unit Agreement under the 2003 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 11, 2009).

10.19*	Form of Restricted Stock Unit Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.20*
Form of Restricted Stock Unit Agreement under the 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.21*	Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.22*
Form of Stock Option Agreement for Chief Executive Officer under the 2010 Stock Plan (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.23*	Employment Security Agreement with Mark D. Ketchum dated September 30, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 30, 2008).

10.24*
Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25*
Form of Employment Security Agreement with certain of the Company's Executive Officers and a limited number of other senior management employees (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 30, 2008).

10.26*	Form of Employment Security Agreement with Juan R. Figuereo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 3, 2009).

10.27*
Compensation Arrangement for Mark D. Ketchum dated February 13, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-09068).

10.28*	Retirement Agreement dated June 28, 2011 between Newell Rubbermaid Inc. and Mark D. Ketchum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 28, 2011).

10.29*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2011).

10.30*	Separation Agreement dated December 29, 2011 between the Company and Jay D. Gould (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 29, 2011).

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

10.32
Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Item 4.3.

10.33
Junior Convertible Subordinated Indenture for the 5.25% Convertible Subordinated Debentures, dated as of December 12, 1997, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Indenture Trustee, is included in Item 4.4.

10.34
Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)) as trustee (including the form of Notes for the Company's 5.50% convertible senior notes due 2014), is included in Item 4.5.

10.35
Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.7.

10.36
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

10.38
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee, is included in Item 4.10.

10.39	Master Confirmation dated as of August 2, 2010 between Newell Rubbermaid Inc. and Goldman, Sachs & Co. Re: Accelerated Stock Buyback, is included in Item 4.11.

10.40
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, is included in Item 4.12.

ITEM 12 – STATEMENT RE COMPUTATION OF RATIOS

12	Statement of Computation of Earnings to Fixed Charges.

ITEM 21 – SUBSIDIARIES OF THE REGISTRANT

21	Significant Subsidiaries of the Company.

ITEM 23 – CONSENT OF EXPERTS AND COUNSEL

23	Consent of Ernst & Young LLP.

ITEM 31 – RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 – SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 – INTERACTIVE DATA FILE

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ Juan R. Figuereo
Juan R. Figuereo
Title	Executive Vice President — Chief Financial Officer
Date	February 29, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 29, 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Michael B. Polk	President, Chief Executive Officer and Director
Michael B. Polk

/s/ Juan R. Figuereo	Executive Vice President — Chief Financial Officer
Juan R. Figuereo

/s/ John B. Ellis	Vice President — Corporate Controller and Chief Accounting Officer
John B. Ellis

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Kevin C. Conroy	Director
Kevin C. Conroy

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Elizabeth Cuthbert-Millett	Director
Elizabeth Cuthbert-Millett

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ Mark D. Ketchum	Director
Mark D. Ketchum

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision	Charges to Other Accounts	Write-offs (1)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2011	$43.0	$63.7	$(0.3)	$(70.4)	$36.0
Year ended December 31, 2010	42.2	70.4	(1.0)	(68.6)	43.0
Year ended December 31, 2009	40.6	70.1	0.9	(69.4)	42.2
(1) Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Net Provision	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year ended December 31, 2011	$70.7	$26.9	$(0.4)	$(37.9)	$59.3
Year ended December 31, 2010	102.1	18.4	(0.9)	(48.9)	70.7
Year ended December 31, 2009	101.9	57.0	1.6	(58.4)	102.1