Form 10-Q
period 2012-03-31
NEWELL RUBBERMAID INC
filed 2012-05-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2012: 289.9 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Net sales	$1,332.4	$1,274.2
Cost of products sold	821.8	789.3
GROSS MARGIN	510.6	484.9
Selling, general and administrative expenses	373.7	351.1
Restructuring costs	12.7	5.8
OPERATING INCOME	124.2	128.0
Nonoperating expenses:
Interest expense, net	20.2	21.9
Losses related to extinguishments of debt	—	4.8
Other (income) expense, net	(0.3)	1.5
Net nonoperating expenses	19.9	28.2
INCOME BEFORE INCOME TAXES	104.3	99.8
Income taxes	25.0	25.9
INCOME FROM CONTINUING OPERATIONS	79.3	73.9
Income from discontinued operations, net of tax	—	1.8
NET INCOME	$79.3	$75.7
Weighted average shares outstanding:
Basic	292.1	294.2
Diluted	294.7	298.2
Earnings per share:
Basic:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	—	0.01
Net income	$0.27	$0.26
Diluted:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	—	0.01
Net income	$0.27	$0.25
Dividends per share	$0.08	$0.05
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$79.3	$75.7

Other comprehensive income, net of tax:
Foreign currency translation adjustments	45.5	45.4
Unrecognized pension and other postretirement costs	1.6	7.3
Derivative hedging loss	(1.4)	(2.9)
Total other comprehensive income, net of tax	45.7	49.8

COMPREHENSIVE INCOME	$125.0	$125.5

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$190.1	$170.2
Accounts receivable, net	942.2	1,002.0
Inventories, net	858.9	699.9
Deferred income taxes	156.4	130.7
Prepaid expenses and other	144.4	145.2
TOTAL CURRENT ASSETS	2,292.0	2,148.0
PROPERTY, PLANT AND EQUIPMENT, NET	561.6	551.4
GOODWILL	2,386.8	2,366.0
OTHER INTANGIBLE ASSETS, NET	673.1	666.1
OTHER ASSETS	375.3	429.4
TOTAL ASSETS	$6,288.8	$6,160.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$527.4	$468.5
Accrued compensation	98.1	131.4
Other accrued liabilities	592.7	693.5
Short-term debt	496.9	103.6
Current portion of long-term debt	12.8	263.9
TOTAL CURRENT LIABILITIES	1,727.9	1,660.9
LONG-TERM DEBT	1,803.4	1,809.3
OTHER NONCURRENT LIABILITIES	806.7	838.1
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	307.6	305.3
Outstanding shares, before treasury:
2012 – 307.6
2011 – 305.3
Treasury stock, at cost:	(446.4)	(432.8)
Shares held:
2012 – 17.7
2011 – 17.0
Additional paid-in capital	594.7	586.3
Retained earnings	2,152.7	2,097.3
Accumulated other comprehensive loss	(661.3)	(707.0)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,947.3	1,849.1
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,950.8	1,852.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,288.8	$6,160.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2012	2011
OPERATING ACTIVITIES:
Net income	$79.3	$75.7
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	39.4	40.7
Losses related to extinguishments of debt	—	4.8
Deferred income taxes	19.6	35.4
Non-cash restructuring benefits	—	(0.5)
Stock-based compensation expense	9.4	8.1
Other, net	0.9	4.1
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	71.8	45.1
Inventories	(148.5)	(131.7)
Accounts payable	54.0	70.3
Accrued liabilities and other	(173.3)	(260.3)
NET CASH USED IN OPERATING ACTIVITIES	(47.4)	(108.3)
INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	(3.7)	(18.9)
Capital expenditures	(48.3)	(44.9)
Proceeds from sales of businesses and other noncurrent assets	10.0	2.7
NET CASH USED IN INVESTING ACTIVITIES	(42.0)	(61.1)
FINANCING ACTIVITIES:
Short-term borrowings, net	392.7	190.0
Repayments of debt	(250.3)	(0.5)
Repurchase and retirement of shares of common stock	(16.4)	—
Cash consideration paid for exchange of convertible notes (1)	—	(3.1)
Cash dividends	(24.2)	(14.7)
Excess tax benefits related to stock-based compensation	10.6	—
Other stock-based compensation activity, net	(6.5)	(3.9)
NET CASH PROVIDED BY FINANCING ACTIVITIES	105.9	167.8
Currency rate effect on cash and cash equivalents	3.4	1.7
INCREASE IN CASH AND CASH EQUIVALENTS	19.9	0.1
Cash and cash equivalents at beginning of period	170.2	139.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$190.1	$139.7

(1)
Consideration provided in connection with the convertible notes exchanged in March 2011 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three months ended March 31, 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders’ equity. Effective January 1, 2012, the Company adopted ASU 2011-05 as amended by ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the effective date of provisions in ASU 2011-05 that require presentation of reclassifications out of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. The Company adopted ASU 2011-05 and ASU 2011-12 beginning January 1, 2012 and has elected to present items of net income and other comprehensive income in two consecutive statements.

In September 2011, the FASB issued ASU 2011-08 "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed by the Company after January 1, 2012. The Company did not perform goodwill impairment tests during the three months ended March 31, 2012 and does not expect ASU 2011-08 to have a material impact on the Company's future goodwill impairment tests.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had approximately $46.1 million of net monetary assets denominated in Bolivar Fuertes as of March 31, 2012 which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During the three months ended March 31, 2012, the Company’s Venezuelan operations generated less than 1% of consolidated net sales.
Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company's best estimate of operating results and foreign currency exchange rates. The Company's quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company's consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and pretax income.
Reclassifications
Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Footnote 2 — Discontinued Operations
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. for cash consideration of $51.0 million, $8.0 million of which were held in escrow for one year. If and when the relevant conditions are resolved and the escrow is released, the Company will recognize the $8.0 million held in escrow as income in discontinued operations.

The following table provides a summary of amounts included in discontinued operations for the hand torch and solder business for the three months ended March 31, (in millions):

	2012	2011
Net sales	$—	$28.5
Income from discontinued operations, net of income tax expense of $0.9 for 2011	$—	$1.8

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the three months ended March 31, 2012, the Company repurchased 0.9 million shares pursuant to the SRP for $16.4 million, and such shares were immediately retired.

The following table displays the components of accumulated other comprehensive loss as of March 31, 2012 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Income (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(207.1)	$(501.3)	$1.4	$(707.0)
Current period change	45.5	1.6	(1.4)	45.7
Balance at March 31, 2012	$(161.6)	$(499.7)	$—	$(661.3)

The following table depicts the components of other comprehensive income presented on a pretax basis and the associated income tax impact (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs	Derivative Hedging Income (Loss)	Accumulated Other Comprehensive Income (Loss)
Three months ended March 31, 2012
Pretax income (loss)	$45.5	$3.8	$(1.9)	$47.4
Tax (expense) benefit	—	(2.2)	0.5	(1.7)
After-tax income (loss)	$45.5	$1.6	$(1.4)	$45.7
Three months ended March 31, 2011
Pretax income (loss)	$45.4	$8.9	$(3.6)	$50.7
Tax (expense) benefit	—	(1.6)	0.7	(0.9)
After-tax income (loss)	$45.4	$7.3	$(2.9)	$49.8

Footnote 4 — Restructuring Costs
Project Renewal

In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. In connection with the program, the Company consolidated three operating groups into two and 13 global business units into nine. In addition, the consolidation of a limited number of manufacturing facilities and distribution centers will be implemented as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. The Company expects to record pretax restructuring charges of $90 to $100 million for Project Renewal, of which $75 to $90 million are expected to be cash costs. Project Renewal is expected to be complete by the end of 2012.
Restructuring charges incurred in connection with Project Renewal were as follows for the periods indicated (in millions):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Since inception through March 31, 2012

Restructuring charges	$11.3	$—	$42.5
The following table depicts the restructuring charges incurred in connection with Project Renewal for the three months ended March 31, (in millions):

2012
Employee severance, termination benefits and relocation costs	$7.6
Exited contractual commitments and other	3.7
$11.3

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2012 (in millions):

	December 31, 2011			March 31, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$11.2	$7.6	$(5.5)	$13.3
Exited contractual commitments and other	4.5	3.7	(3.9)	4.3
	$15.7	$11.3	$(9.4)	$17.6

The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2012 aggregated by reportable business segment (in millions):

	December 31, 2011			March 31, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Newell Consumer	$8.7	$8.6	$(6.2)	$11.1
Newell Professional	2.4	2.3	(1.5)	3.2
Baby & Parenting	1.8	0.2	(0.7)	1.3
Corporate	2.8	0.2	(1.0)	2.0
	$15.7	$11.3	$(9.4)	$17.6
European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to facilitate a more efficient and cost effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to at least 10%.
The European Transformation Plan is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company expects the European Transformation Plan to be substantially complete by December 31, 2012.
Restructuring charges incurred in connection with the European Transformation Plan are reported in the Company's Corporate segment and were as follows for the periods indicated (in millions):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Since inception through March 31, 2012

Restructuring charges	$1.4	$5.8	$20.3

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for the three months ended March 31, 2012 (in millions):

	December 31, 2011			March 31, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$6.0	$0.8	$(1.8)	$5.0
Exited contractual commitments and other	2.1	0.6	(0.7)	2.0
	$8.1	$1.4	$(2.5)	$7.0
Project Acceleration
In 2010, the Company completed a global initiative referred to as Project Acceleration aimed at strengthening and transforming the Company’s portfolio. Project Acceleration was designed to reduce manufacturing overhead, better align the Company’s distribution and transportation processes to achieve logistical excellence, reorganize the Company’s overall business structure to align with the Company’s core organizing concept, the global business unit, to achieve best total cost, and exit selected low-margin, commodity-like, mostly resin-intensive product categories.
A summary of activity in accrued restructuring reserves for the three months ended March 31, 2012 is as follows (in millions):

	December 31, 2011			March 31, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$3.3	$—	$(0.5)	$2.8
Exited contractual commitments and other	5.9	—	(0.3)	5.6
	$9.2	$—	$(0.8)	$8.4

The following table depicts the activity in accrued restructuring reserves for the three months ended March 31, 2012 aggregated by reportable business segment (in millions):

	December 31, 2011			March 31, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Newell Consumer	$2.7	$—	$—	$2.7
Newell Professional	3.7	—	(0.1)	3.6
Corporate	2.8	—	(0.7)	2.1
	$9.2	$—	$(0.8)	$8.4
The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended
	March 31,
Segment	2012	2011
Newell Consumer	$8.6	$—
Newell Professional	2.3	—
Baby & Parenting	0.2	—
Corporate	1.6	5.8
	$12.7	$5.8

Cash paid for all restructuring activities was $12.9 million and $11.8 million for the three months ended March 31, 2012 and 2011, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2012	December 31, 2011
Materials and supplies	$148.6	$130.8
Work in process	135.5	105.6
Finished products	574.8	463.5
	$858.9	$699.9

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	March 31, 2012	December 31, 2011
Medium-term notes	$1,374.9	$1,632.3
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	320.7	—
Receivables facility	175.0	100.0
Other debt	5.8	7.8
Total debt	2,313.1	2,176.8
Short-term debt	(496.9)	(103.6)
Current portion of long-term debt	(12.8)	(263.9)
Long-term debt	$1,803.4	$1,809.3
Interest Rate Swaps

As of March 31, 2012, the Company was party to a fixed-for-floating interest rate swap designated as a fair value hedge. The interest rate swap relates to $250.0 million of the principal amount of the medium-term notes and results in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swap.

The medium-term note balances at March 31, 2012 and December 31, 2011 include mark-to-market adjustments of $33.3 million and $35.8 million, respectively, to record the fair value of the hedge of the fixed-rate debt, and the mark-to-market adjustment had the effect of increasing the reported value of the medium-term notes. In addition, the unamortized amount as of March 31, 2012 and December 31, 2011, associated with terminated interest rate swaps, $11.0 million and $15.8 million, respectively, is included in the value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $7.0 million and $7.7 million for the three months ended March 31, 2012 and 2011, respectively.
Medium-term Notes

During the three months ended March 31, 2012, the Company repaid and retired $250.0 million principal amount of the 6.75% senior notes based on the maturity date.

Convertible Notes

In September 2010, the Company completed an exchange of newly issued shares of common stock and cash for $324.7 million of the $345.0 million outstanding principal amount of the convertible notes due 2014 (the "Convertible Notes") (the “Exchange Offer”). In the aggregate, the Company paid approximately $52.0 million in cash and issued approximately 37.7 million shares of the Company’s common stock for $324.7 million principal amount of the Convertible Notes validly offered for exchange by the holders pursuant to the Exchange Offer.
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid approximately $3.1 million in cash and issued approximately 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt during the three months ended March 31, 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in losses related to extinguishments of debt in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2011.
Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. As of March 31, 2012, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million. The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), which mature on December 1, 2027. The Preferred Securities are mandatorily redeemable upon the repayment of the Debentures at maturity or upon acceleration of the Debentures. As of March 31, 2012, the Company has not elected to defer interest payments on the $436.7 million of outstanding Debentures.
Receivables-Related Borrowings

In September 2011, the Company renewed its 364-day receivables facility that provides for borrowings of up to $200.0 million such that it will expire in September 2012 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of March 31, 2012. As of March 31, 2012, the financing subsidiary owned $563.1 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s

Condensed Consolidated Balance Sheet at March 31, 2012. As of March 31, 2012, the Company had outstanding borrowings of $175.0 million under the Receivables Facility at a weighted average rate of 1.0%, which have been classified as short-term borrowings.

Revolving Credit Facility and Commercial Paper

On December 2, 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Credit Agreement contains customary representations and warranties, covenants and events of default. As of March 31, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the provisions of the Credit Agreement.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of March 31, 2012, the Company had outstanding commercial paper obligations of $320.7 million while no commercial paper obligations were outstanding as of December 31, 2011.

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
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three months ended March 31, 2012 and 2011.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2012	December 31, 2011	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate swaps	Other assets	$33.3	$35.8	Other noncurrent liabilities	$—	$—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.4	1.9	Other accrued liabilities	0.4	—
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.1	0.5	Other accrued liabilities	0.1	—
Total assets		$33.8	$38.2	Total liabilities	$0.5	$—
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of March 31, 2012 and December 31, 2011.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2012	2011
Interest rate swaps	Interest expense, net	$(2.5)	$(8.6)
Fixed-rate debt	Interest expense, net	$2.5	$8.6
The Company did not realize any ineffectiveness related to fair value hedges during the three months ended March 31, 2012 and 2011.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and AOCI for the three months ended March 31, (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		2012	2011
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$0.2	$(1.6)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.1)	(0.1)
		$0.1	$(1.7)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	2012	2011
Foreign exchange contracts on inventory-related purchases	$(1.7)	$(5.3)
Foreign exchange contracts on intercompany borrowings	(1.3)	(1.9)
	$(3.0)	$(7.2)
The Company did not realize any ineffectiveness related to cash flow hedges during the three months ended March 31, 2012 and 2011.
The amount of gain or loss that the Company expects to reclassify into earnings during the next 12 months is not material as of

March 31, 2012.

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.8	$1.4	$1.6	$1.4
Interest cost on projected benefit obligation	11.5	12.7	6.2	6.3
Expected return on plan assets	(14.9)	(14.6)	(6.2)	(6.5)
Amortization of prior service cost, actuarial loss and other	5.6	4.4	0.5	0.3
Net periodic pension cost	$3.0	$3.9	$2.1	$1.5
The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2012	2011
Service cost-benefits earned during the period	$0.3	$0.3
Interest cost on projected benefit obligation	1.8	2.1
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.3)
Net other postretirement benefit costs	$1.8	$2.1

The Company made a cash contribution to the Company-sponsored profit sharing plan of $18.8 million and $17.6 million during the three months ended March 31, 2012 and 2011, respectively.

Footnote 9 — Income Taxes

As of March 31, 2012, there were no significant changes to the Company's unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2011.

The Company's income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company's effective tax rate for the three months ended March 31, 2012 was favorably impacted by a change in the geographical mix in earnings.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the three months ended March 31, (in millions, except per share data):

	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$79.3	$73.9
Income from discontinued operations	—	1.8
Net income	$79.3	$75.7
Dividends and equivalents for share-based awards expected to be forfeited	—	—
Net income for basic earnings per share	$79.3	$75.7
Effect of Preferred Securities (1)	—	—
Net income for diluted earnings per share	$79.3	$75.7
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	289.3	291.2
Share-based payment awards classified as participating securities	2.8	3.0
Denominator for basic earnings per share	292.1	294.2
Dilutive securities (2)	2.6	3.1
Convertible Notes (3)	—	0.9
Preferred Securities (1)	—	—
Denominator for diluted earnings per share	294.7	298.2
Basic earnings per share:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	—	0.01
Net income	$0.27	$0.26
Diluted earnings per share:
Income from continuing operations	$0.27	$0.25
Income from discontinued operations	—	0.01
Net income	$0.27	$0.25

(1)
The Preferred Securities are anti-dilutive for each of the three months ended March 31, 2012 and 2011, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for each of the three-month periods ended March 31, 2012 and 2011 would be increased by $3.5 million and weighted-average shares outstanding would be increased by 8.3 million shares for all periods presented.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 10.5 million and 12.3 million stock options for the three months ended March 31, 2012 and 2011, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three months ended March 31, 2012 also exclude the weighted average effect of 1.0 million performance stock units outstanding at March 31, 2012 because the securities were anti-dilutive.

(3)
As disclosed in Footnote 6, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011. The Convertible Notes did not meaningfully impact diluted average shares outstanding in periods subsequent to March 31, 2011 because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes is not material. Dilution for the three months ended March 31, 2011 takes into consideration the period of time the Convertible Notes were outstanding.

Footnote 11 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $9.4 million and $8.1 million of pretax stock-based compensation during the three months ended March 31, 2012 and 2011, respectively.
The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2012 (shares in millions):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2011	15.4	$21	9.8	$5.4
Exercised	(1.1)	8
Forfeited / expired	(0.7)	23
Outstanding at March 31, 2012	13.6	$22	10.9	$15.6
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the three months ended March 31, 2012 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	6.1	$13
Granted	1.6	19
Vested	(1.9)	9
Forfeited	(0.1)	17
Outstanding at March 31, 2012	5.7	$16

During the three months ended March 31, 2012, the Company awarded 1.0 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting dates depending on the level of achievement of the specified market and service conditions. As of March 31, 2012, 2.2 million PSUs were outstanding, and based on performance through March 31, 2012, recipients of PSUs would be entitled to 1.3 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During 2011, the Company awarded 0.7 million performance stock units which entitle the Company's Chief Executive Officer to shares of the Company's stock if specified market and service conditions are achieved. The performance stock units vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Based on performance through March 31, 2012, the market conditions have been achieved and, accordingly, the performance stock units will vest in July 2013 if the service conditions are achieved. The 0.7 million performance stock units are included in the preceding table as outstanding as of March 31, 2012 and December 31, 2011.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Description	Fair Value as of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$13.9	$7.8	$6.1	$—
Interest rate swaps	33.3	—	33.3	—
Foreign currency derivatives	0.5	—	0.5	—
Total	$47.7	$7.8	$39.9	$—
Liabilities
Foreign currency derivatives	$0.5	$—	$0.5	$—
Total	$0.5	$—	$0.5	$—

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$17.7	$7.3	$10.4	$—
Interest rate swaps	35.8	—	35.8	—
Foreign currency derivatives	2.4	—	2.4	—
Total	$55.9	$7.3	$48.6	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($0.9 million and $5.1 million as of March 31, 2012 and December 31, 2011, respectively) and other assets ($13.0 million and $12.6 million as of March 31, 2012 and December 31, 2011, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three months ended March 31, 2012, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the three months ended March 31, 2012, no nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.
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

The fair values of certain of the Company’s long-term debt are based on quoted market prices (Level 1) and are as follows (in millions):

	March 31, 2012		December 31, 2011
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,439.2	$1,374.9	$1,679.7	$1,632.3
Preferred securities underlying the junior convertible subordinated debentures	398.1	421.2	356.0	421.2
The carrying amounts of all other significant debt approximate fair value.

Footnote 13 — Segment Information
Effective January 1, 2012, the Company, as part of Project Renewal, implemented certain changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and of its 13 global business units ("GBU") into nine. One of the two new operating groups is primarily consumer-facing ("Newell Consumer"), while the other is primarily commercial-facing ("Newell Professional"). Additionally, while not an operating group, the Baby & Parenting GBU is treated as a stand-alone operating segment. The Company’s three operating and reportable segments are as follows:

Reportable Segments	Key Brands	Description of Primary Products
Newell Consumer	Rubbermaid®, Levolor®, Goody®, Sharpie®, Expo®, Paper Mate®, Parker®, Waterman®, Calphalon®
Indoor/outdoor organization, food storage and home storage products; window treatments; hair care accessories; writing instruments, including pens, pencils, markers and highlighters; fine writing instruments and leather goods; gourmet cookware, bakeware, cutlery and small kitchen electrics

Newell Professional	Rubbermaid® Commercial Products, Irwin®, Shur-line®, Bulldog®, Lenox®, Dymo®, Mimio®
Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, and wall-mounted work stations; hand tools and power tool accessories, manual paint applicators and convenience hardware; industrial bandsaw blades and cutting tools for pipes and HVAC systems; office technology solutions such as label makers and printers and interactive teaching solutions

Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs and playards
The comparative information for segment results and identifiable assets has been restated to conform to the 2012 presentation and is as follows (in millions):

	Three Months Ended
	March 31,
	2012	2011
Net Sales (1)
Newell Consumer	$639.6	$656.4
Newell Professional	510.6	467.5
Baby & Parenting	182.2	150.3
	$1,332.4	$1,274.2
Operating Income (Loss) (2)
Newell Consumer	$75.5	$90.8
Newell Professional	70.7	60.1
Baby & Parenting	22.4	7.4
Restructuring costs	(12.7)	(5.8)
Corporate	(31.7)	(24.5)
	$124.2	$128.0

	March 31, 2012	December 31, 2011
Identifiable Assets
Newell Consumer	$1,453.1	$1,363.7
Newell Professional	1,178.3	1,126.3
Baby & Parenting	295.6	305.3
Corporate (3)	3,361.8	3,365.6
	$6,288.8	$6,160.9
Geographic Area Information

	Three Months Ended
	March 31,
	2012	2011
Net Sales (1), (4)
United States	$860.6	$844.9
Canada	73.4	78.5
Total North America	934.0	923.4
Europe, Middle East and Africa	205.1	187.9
Latin America	77.2	72.3
Asia Pacific	116.1	90.6
Total International	398.4	350.8
	$1,332.4	$1,274.2
Operating Income (Loss) (2), (6)
United States	$71.4	$78.7
Canada	14.0	12.3
Total North America	85.4	91.0
Europe, Middle East and Africa (5)	23.4	15.0
Latin America	(9.2)	5.0
Asia Pacific	24.6	17.0
Total International	38.8	37.0
	$124.2	$128.0

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 9.9% and 10.0% of consolidated net sales in the three months ended March 31, 2012 and 2011, respectively.

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

(5)
The Europe, Middle East and Africa operating income is after considering $10.0 million and $5.3 million of incremental SG&A costs associated with the European Transformation Plan for the three months ended March 31, 2012 and 2011, respectively.

(6)	The following table summarizes the restructuring costs by region included in operating income (loss) above:

	Three Months Ended
	March 31,
	2012	2011
Restructuring Costs
United States	$10.4	$—
Canada	0.5	—
Total North America	10.9	—
Europe, Middle East and Africa	1.2	5.8
Latin America	0.2	—
Asia Pacific	0.4	—
Total International	1.8	5.8
	$12.7	$5.8

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	March 31, 2012	December 31, 2011
Customer accruals	$205.7	$250.7
Accruals for manufacturing, marketing and freight expenses	101.8	105.1
Accrued self-insurance liabilities	67.2	66.8
Accrued pension, defined contribution and other postretirement benefits	41.1	54.6
Accrued contingencies, primarily legal, environmental and warranty	35.0	37.2
Accrued restructuring (See Footnote 4)	33.0	33.0
Other	108.9	146.1
Other accrued liabilities	$592.7	$693.5
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

Footnote 15 — Litigation and Contingencies
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $41.5 million and $39.7 million as of March 31, 2012 and December 31, 2011, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.

Legal Matters
The Company is currently a party to two purported state class actions and one purported national Canadian class action. The cases include allegations that a certain model car seat sold by an affiliate of the Company did not satisfy all requisite government safety standards. The Company is vigorously defending all three actions.
In July 2007, the Company acquired all of the outstanding equity interests of PSI Systems, Inc. (“Endicia”), provider of DYMO|Endicia Internet Postage. Endicia was party to a lawsuit against it alleging patent infringement which was filed on November 22, 2006 in the U.S. District Court for the Central District of California. In this case, Stamps.com sought unspecified damages, attorneys’ fees and injunctive relief in order to prevent Endicia from continuing to engage in activities that are alleged to infringe on Stamps.com’s patents. In 2010, the Court entered judgment in favor of the Company terminating the action on summary judgment, and on June 15, 2011, the U.S. Court of Appeals for the Federal Circuit affirmed that judgment. Stamps.com’s petition for a rehearing before the Federal Circuit panel was denied and Stamps.com has no further right of appeal. A separate case, in which Endicia and Stamps.com each claimed infringement of different patents, was settled during March 2012 without payment by either the Company or Stamps.com.
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
Environmental Matters
As of March 31, 2012, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency ("U.S. EPA") and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of March 31, 2012 ranged between $21.6 million and $25.6 million. As of March 31, 2012, the Company had a reserve of $22.2 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $18.7 million by applying a 5% discount rate to undiscounted obligations of $26.7 million.
Two of the Company's subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), are among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division - Essex County. Through the third-party complaint, Maxus and Tierra allege that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP.
In addition, U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and the Company Parties, have taken over the performance of the remedial investigation and feasibility study (“RI/FS”) for the Lower Passaic River. U.S. EPA continues to evaluate remedial options, the scope and cost of which have yet to be determined. U.S. EPA has also indicated that it will seek to have the PRPs fund the remedy. The site is also subject to a Natural Resource Damage Assessment.
Given the uncertainties pertaining to this matter-including that the litigation and RI/FS are ongoing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any remediation, and the extent to which the Company Parties may be held liable or responsible is not yet known-it is not possible for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company's results of operations because the Company Parties' facilities are not alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company's results of operations could be material.
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
Although management of the Company cannot predict the ultimate outcome of these proceedings with certainty, except as otherwise may be described above, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s condensed consolidated financial statements.

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

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that help people flourish every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of brands, including Rubbermaid®, Levolor®, Goody®, Calphalon®, Sharpie®, Paper Mate®, Parker®, Waterman®, Irwin®, Lenox®, Dymo®, Graco®, and Aprica®.
Effective January 1, 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and the consolidation of its 13 global business units into nine. One of the two new operating groups is consumer-facing ("Newell Consumer"), while the other is commercial-facing ("Newell Professional"). In addition, while not an operating group, the Baby & Parenting global business unit is treated as a stand-alone operating segment.
Business Strategy
Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer performance and value.
The transformation that began several years ago building Brands That Matter™ and insight-driven innovations that win in the marketplace has created a solid foundation. The Company now has a stronger and more tightly focused portfolio of leading brands with a margin structure that allows for brand investment. The Company has devised its new Growth Game Plan, which is the strategy the Company is implementing to fulfill its ambition to build a bigger, faster-growing, more global and more profitable company. The Growth Game Plan encompasses the following aspects:
Business Model

◦	A brand-led business with a strong home in the United States and global ambition.

◦	Consumer brands that win at the point of decision through excellence in performance, design and innovation.

◦	Professional brands that win the loyalty of the chooser by improving the productivity and performance of the user.

◦	Collaboration with our partners across the total enterprise in a shared commitment to growth and creating value.

◦	Delivering competitive returns to shareholders through consistent, sustainable and profitable growth.
Where To Play

◦	Win Bigger — Deploying resources to businesses and regions with higher growth opportunities through investments in innovation and geographic expansion.

◦
Win Where We Are — Optimizing the performance of businesses and brands in existing markets by investing in innovation to increase market share and reducing structural spend within the existing geographic footprint.

◦	Incubate For Growth — Investing in businesses that have unique opportunities for growth, with a primary focus on businesses that are in the early stages of the business cycle.
5 Ways To Win

◦	Make The Brands Really Matter — Sharpening brand strategies on the highest impact growth levers and partnering to win with customers and suppliers.

◦	Build An Execution Powerhouse — Realigning the customer development organization and developing joint business plans for new channel penetration and broader distribution.

◦	Unlock Trapped Capacity For Growth — Delivering savings from ongoing restructuring projects, working capital reductions and simplification of business processes.

◦	Develop The Team For Growth — Driving a performance culture aligned to the business strategy and building a more global perspective and talent base.

◦	Extend Beyond Our Borders — Accelerating investments and growth in emerging markets.

In implementing the tenets of its strategy, the Company is focused on Every Day Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.
Organizational Structure
The Company’s core organizing concept is the global business unit (“GBU”) and each GBU supports one or more of the Company’s key brands worldwide, with a focus on developing and marketing differentiated products designed to meet consumers’ needs. The GBU structure positions the business units to leverage research and development, branding, marketing and innovation on a global basis and facilitates the Company’s objective of optimizing working capital and shared resources. The Company’s nine GBUs comprise the Company's three operating segments as follows:

Reportable Segments	GBU	Key Brands	Description of Primary Products
Newell Consumer	Home, Organization & Style	Rubbermaid®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; window treatments; hair care accessories
	Writing & Creative Expression	Sharpie®, Expo®, Paper Mate®	Writing instruments, including pens, pencils, markers and highlighters
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
Newell Professional	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, and wall-mounted work stations
	Construction Tools & Accessories	Irwin®, Shur-line®, Bulldog®	Hand tools and power tool accessories, manual paint applicators and convenience hardware
	Labeling Technology & Integrated Solutions	Dymo®, Mimio®	Office technology solutions such as label makers and printers and interactive teaching solutions
	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
Baby & Parenting	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first three months of 2012 were impacted by the following factors:

•
Core sales, which exclude foreign currency, increased 5.2% in the first quarter compared to the same period last year. Customer pre-buys in advance of the April 2012 launch of SAP in Europe contributed an estimated 230 basis points to the core sales increase. New products, geographic expansion and core sales growth in emerging markets were the primary drivers of the remaining core sales growth, with double-digit core sales growth in Latin America and Asia Pacific. Also contributing to the increase was strong core sales growth in the Company's Newell Professional and Baby & Parenting segments.

•
Core sales increased 10.1% in Newell Professional, of which an estimated 375 to 425 basis points of growth was a result of customer purchases in advance of the April 2012 launch of SAP in Europe. Core sales grew 21.4% in Baby & Parenting, with the growth rates enhanced because of depressed year-ago comparisons and 150 to 180 basis points of growth attributable to the customer pre-buys in Europe. Newell Consumer realized a core sales decline of 2.0%, which is an estimated 3.1% to 3.5% decline after adjusting for the customer pre-buys in Europe.

•
Input and sourced product cost inflation was more than offset by pricing, mix and productivity which resulted in a 20 basis point increase in gross margins compared to the same period in 2011. The Company's gross margins increased despite continued operational challenges in the Décor business.

•
Continued focused spend for strategic SG&A activities to drive sales, enhance the new product pipeline, develop growth platforms and expand geographically. During the first three months of 2012, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:

•	Continued investments to support the global roll out of Paper Mate®’s InkJoy® line of writing instruments, which feature innovative ultra-low viscosity ink for a smooth writing experience;

•	Continued expansion of dedicated Parker® “shop-in-shop” retail outlets in China and other regions to enhance in-store merchandising;

•	Expanding the launch of the Parker® Ingenuity Collection featuring Parker 5th™ Technology into Japan and China in the first half of 2012;

•	Launch of Irwin® 2500 Series Level featuring a robust new frame design that enables guaranteed vial accuracy for the life of the product; and

•
Expansion of sales forces in the Industrial Products & Services, Construction Tools & Accessories, Fine Writing & Luxury Accessories, and Commercial Products GBUs to drive greater sales penetration, enhance the availability of products and to support geographic expansion.

•	Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business.

•
Continued the execution of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business, centralize decision making in the Geneva headquarters, and prepare the region for the SAP go-live in April 2012.

•	Retirement of $250.0 million principal amount of the 6.75% medium-term notes based on the maturity date.

•
Continued the $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired an additional 0.9 million shares of common stock for $16.4 million during the first quarter of 2012.

Projects and Initiatives
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
During the first quarter of 2012, the Company continued the execution of a project to close the Newell Consumer segment's Greenville, Texas facility and consolidate operations of the facility into the Company's existing facilities in the states of Kansas and Ohio. In addition, the Company began reorganizing its sales and marketing functions within certain GBUs in the Newell Professional segment and began a project to consolidate certain distribution operations in the Newell Professional segment. Through March 31, 2012, the Company has incurred restructuring charges of approximately $43 million under Project Renewal.
The Company expects to generate cost savings of approximately $90 to $100 million when the program is fully implemented by the end of 2012. The majority of the savings will be reinvested in the business to unlock accelerated growth.

European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to facilitate a more efficient and cost-effective implementation of an enterprise resource planning system in Europe, all with the aim of increasing operating margin in the European region to at least 10%.
The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million. The European Transformation Plan is expected to be completed by the end of 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of incremental selling, general and administrative expenses, referred to herein as restructuring-related charges, to implement the European Transformation Plan. Through March 31, 2012, the Company has incurred restructuring and restructuring-related charges of approximately $20 million and $63 million, respectively, under the European Transformation Plan. The Company expects to realize cumulative annual after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan, the majority of which have been realized and were included in the Company's 2011 operating results.
In April 2012, the Company migrated its enterprise resource planning systems to SAP and began operating in a centralized European business model. The new operating structure is expected to affect the Company's assessment of the realizability of certain income tax assets in Europe and may result in new uncertain income tax positions, both of which could favorably or unfavorably impact the Company's income tax expense in future periods. In addition, the new model is expected to impact the regions in which the Company's sales and operating income are reported in future periods since the Company reports sales and operating income based on the region from which the products are shipped and invoiced. The new model defines how certain regions import and export products.
One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its GBUs, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through March 31, 2012, the North American operations of substantially all of the Company's nine GBUs have successfully gone live with their SAP implementation efforts. The Company’s European operations went live on SAP in April 2012.

Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of March 31, 2012, the Company’s Venezuelan subsidiary had approximately $46.1 million of net monetary assets denominated in Bolivar Fuertes at the SITME rate of 5.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 5% increase (decrease) in the applicable exchange rate would decrease (increase) the Company’s pretax income by $2.3 million.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales for the three months ended March 31, (in millions, except percentages):

	2012		2011
Net sales	$1,332.4	100.0%	$1,274.2	100.0%
Cost of products sold	821.8	61.7	789.3	61.9
Gross margin	510.6	38.3	484.9	38.1
Selling, general and administrative expenses	373.7	28.0	351.1	27.6
Restructuring costs	12.7	1.0	5.8	0.5
Operating income	124.2	9.3	128.0	10.0
Nonoperating expenses:
Interest expense, net	20.2	1.5	21.9	1.7
Losses related to extinguishments of debt	—	—	4.8	0.4
Other (income) expense, net	(0.3)	—	1.5	0.1
Net nonoperating expenses	19.9	1.5	28.2	2.2
Income before income taxes	104.3	7.8	99.8	7.8
Income taxes	25.0	1.9	25.9	2.0
Income from continuing operations	79.3	6.0	73.9	5.8
Income from discontinued operations	—	—	1.8	0.1
Net income	$79.3	6.0%	$75.7	5.9%
Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011
Consolidated Operating Results:
Net sales for the three months ended March 31, 2012 were $1,332.4 million, representing an increase of $58.2 million, or 4.6%, from $1,274.2 million for the three months ended March 31, 2011. The following table sets forth an analysis of changes in consolidated net sales for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 (in millions, except percentages):

Core sales	$66.0	5.2%
Foreign currency	(7.8)	(0.6)
Total change in net sales	$58.2	4.6%
Core sales increased 5.2%, led by double-digit core sales growth in the Newell Professional and Baby & Parenting segments. Customer pre-buys in advance of the April 2012 launch of SAP in Europe contributed an estimated 230 basis points to the core sales increase. Foreign currency had the effect of decreasing net sales by 0.6%. Excluding foreign currency, sales in the Company’s North American and international businesses increased 1.3% and 15.4%, respectively. Core sales grew 1.3% in North America led by strong growth in the Newell Professional and Baby & Parenting segments. Internationally, both Latin America and Asia Pacific reported double-digit core sales increases, and although EMEA reported core sales growth of 12.7%, after adjusting for the impact of the SAP pre-buy, the European region showed a core sales decline of slightly more than 3%, mainly due to the continuing tough macro environment in Western Europe.
Gross margin, as a percentage of net sales, for the three months ended March 31, 2012 was 38.3%, or $510.6 million, versus 38.1%, or $484.9 million, for the three months ended March 31, 2011. The 20 basis point improvement in gross margin was attributable to the impacts of pricing actions realized during the quarter, mix and productivity, partially offset by input and sourced product cost inflation. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
SG&A expenses for the three months ended March 31, 2012 were 28.0% of net sales, or $373.7 million, versus 27.6% of net sales, or $351.1 million, for the three months ended March 31, 2011. In constant currency, SG&A expenses increased $24.7 million when compared to the first quarter of 2011 due to a $20.4 million increase in strategic spending directed towards organic growth in faster growing markets and new categories and other short-term strategic initiatives, and a $4.7 million increase in restructuring-

related charges partially offset by lower structural SG&A costs largely due to savings from Project Renewal realized during the quarter.
The Company recorded restructuring costs of $12.7 million and $5.8 million for the three months ended March 31, 2012 and 2011, respectively. The year-over-year increase in restructuring costs is attributable to restructuring projects implemented under Project Renewal, which was announced in October 2011, partially offset by reduced restructuring costs incurred under the European Transformation Plan. The restructuring costs for the three months ended March 31, 2012 relate to Project Renewal and the European Transformation Plan and consisted of $8.4 million of employee severance, termination benefits and employee relocation costs and $4.3 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended March 31, 2011 relate to employee severance, termination benefits and employee relocation costs incurred in connection with the European Transformation Plan. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended March 31, 2012 was $124.2 million, or 9.3% of net sales, versus operating income of $128.0 million, or 10.0% of net sales, for the three months ended March 31, 2011. The primary driver of the change in operating margin was increased SG&A and restructuring costs, partially offset by the increase in gross margin.
Net nonoperating expenses for the three months ended March 31, 2012 were $19.9 million versus $28.2 million for the three months ended March 31, 2011. Excluding the impacts of losses related to extinguishments of debt of $4.8 million, which did not recur in the 2012 period, net nonoperating expenses decreased $3.5 million. Interest expense for the three months ended March 31, 2012 was $20.2 million, a decrease of $1.7 million from $21.9 million for the three months ended March 31, 2011, due to lower debt levels.
The Company's effective income tax rate was 24.0% and 26.0% for the three months ended March 31, 2012 and 2011, respectively. The improvement in the effective tax rate is primarily attributable to the change in the geographical mix in earnings and the timing of certain discrete items. The new operating structure in Europe is expected to affect the Company's assessment of the realizability of certain income tax assets in Europe and may result in new uncertain income tax positions in Europe, both of which could favorably or unfavorably impact the Company's income tax expense in future periods.
Income from discontinued operations during the three months ended March 31, 2011 relates to the Company's hand torch and solder business which was sold on July 1, 2011. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$639.6	$656.4	(2.6)%
Newell Professional	510.6	467.5	9.2
Baby & Parenting	182.2	150.3	21.2
Total net sales	$1,332.4	$1,274.2	4.6%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Newell Consumer	Newell Professional	Baby & Parenting
Core sales	(2.0)%	10.1%	21.4%
Foreign currency	(0.6)	(0.9)	(0.2)
Total change in net sales	(2.6)%	9.2%	21.2%

Operating income (loss) by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$75.5	$90.8	(16.9)%
Newell Professional	70.7	60.1	17.6
Baby & Parenting	22.4	7.4	202.7
Restructuring costs	(12.7)	(5.8)	(119.0)
Corporate (1)	(31.7)	(24.5)	(29.4)
Total operating income	$124.2	$128.0	(3.0)%

(1)	Includes restructuring-related costs of $10.0 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively, associated with the European Transformation Plan.
Newell Consumer
Net sales for the three months ended March 31, 2012 were $639.6 million, a decrease of $16.8 million, or 2.6%, from $656.4 million for the three months ended March 31, 2011. Core sales decreased 2.0%, driven by a decline in sales at the Décor business within the Home, Organization & Style GBU. The core sales decline in the Home, Organization & Style GBU was partially offset by double-digit and mid-single-digit core sales increases in the Fine Writing & Luxury Accessories and Writing & Creative Expression GBUs, respectively. Customer pre-buys in advance of the April 2012 SAP go-live in Europe contributed an estimated 110 to 150 basis points of core sales increases for the Newell Consumer segment. Foreign currency had an unfavorable impact of 0.6%.
Operating income for the three months ended March 31, 2012 was $75.5 million, or 11.8% of net sales, a decrease of $15.3 million, or 16.9%, from $90.8 million, or 13.8% of net sales, for the three months ended March 31, 2011. The 200 basis point decrease in operating margin is attributable to lower volumes adversely impacting gross margins and continuing operational challenges in the Décor business. In constant currency, SG&A costs as a percentage of net sales increased 120 basis points, primarily due to increased SG&A spending for brand building and ongoing strategic activities, partially offset by reductions in structural SG&A costs largely due to savings from Project Renewal realized during the quarter.
Newell Professional
Net sales for the three months ended March 31, 2012 were $510.6 million, an increase of $43.1 million, or 9.2%, from $467.5 million for the three months ended March 31, 2011. Core sales increased 10.1%, driven by mid-single to double-digit core sales growth across all GBUs. An estimated 375 to 425 basis points of the Newell Professional core sales increase was attributable to customer pre-buys in advance of the April 2012 SAP go-live in Europe. Foreign currency had an unfavorable impact of 0.9%.
Operating income for the three months ended March 31, 2012 was $70.7 million, or 13.8% of net sales, an increase of $10.6 million, or 17.6%, from $60.1 million, or 12.9% of net sales, for the three months ended March 31, 2011. The 90 basis point improvement in operating margin is attributable to increases in gross margins resulting from leveraging increased volumes as well as pricing gains. On a constant currency basis, SG&A increased commensurate with the increase in net sales.
Baby & Parenting
Net sales for the three months ended March 31, 2012 were $182.2 million, an increase of $31.9 million, or 21.2%, from $150.3 million for the three months ended March 31, 2011. Core sales increased 21.4%, driven primarily by timing differences in customer shipments in North America which unfavorably impacted the first quarter 2011 sales, stronger retail sales in the North American markets in the first quarter of 2012 and continued growth in Asia Pacific. Customer pre-buys in advance of the SAP go-live in Europe contributed an estimated 150 to 180 basis points to the core sales increase. Foreign currency had an unfavorable impact of 0.2%.
Operating income for the three months ended March 31, 2012 was $22.4 million, or 12.3% of net sales, an increase of $15.0 million, or 202.7%, from $7.4 million, or 4.9% of net sales, for the three months ended March 31, 2011. The increase in operating margin is primarily attributable to leveraging the cost structure with increased sales volumes, as constant currency SG&A costs remained relatively unchanged.

Liquidity and Capital Resources
Cash and cash equivalents increased as follows for the three months ended March 31, (in millions):

	2012	2011
Cash used in operating activities	$(47.4)	$(108.3)
Cash used in investing activities	(42.0)	(61.1)
Cash provided by financing activities	105.9	167.8
Currency effect on cash and cash equivalents	3.4	1.7
Increase in cash and cash equivalents	$19.9	$0.1
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency exchange rates and the effects of acquisitions and divestitures. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.
Sources
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt and use of available borrowing facilities.
Cash used in operating activities for the three months ended March 31, 2012 was $47.4 million compared to $108.3 million for the three months ended March 31, 2011. This improvement is primarily attributable to lower incentive compensation and customer program payments, partially offset by increased contributions to the Company's U.S. pension plan.
During the three months ended March 31, 2012, the Company obtained net proceeds of $392.7 million from its short-term borrowing arrangements, including commercial paper and its receivables facility, and this compared to $190.0 million of net proceeds from these borrowing arrangements in the three months ended March 31, 2011.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
During the three months ended March 31, 2012, the Company retired the $250.0 million outstanding principal amount of the 6.75% medium-term notes at maturity in March 2012. The Company used short-term borrowings to repay the medium-term notes.
Aggregate dividends paid were $24.2 million and $14.7 million for the three months ended March 31, 2012 and 2011, respectively. The Company’s Board of Directors approved a 60% increase in the Company’s quarterly dividend from $0.05 per share to $0.08 per share, effective with the quarterly dividend paid in June 2011, and the dividend has been maintained at that level.
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). The SRP is authorized to run for a period of three years ending in August 2014. During the three months ended March 31, 2012, the Company repurchased and retired approximately 0.9 million shares pursuant to the SRP for $16.4 million.

Capital expenditures were $48.3 million and $44.9 million for the three months ended March 31, 2012 and 2011, respectively. The largest single capital project in both three month periods was the implementation of SAP, which represented $14.0 million and $13.9 million of capital expenditures for the three months ended March 31, 2012 and 2011, respectively.
Cash paid for restructuring activities was $12.9 million and $11.8 million for the three months ended March 31, 2012 and 2011, respectively, and is included in the cash used in operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.
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

The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	March 31, 2012	December 31, 2011	March 31, 2011
Accounts receivable	65	61	68
Inventory	95	68	95
Accounts payable	(59)	(46)	(62)
Cash conversion cycle	101	83	101
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company continues to leverage SAP in North America to improve working capital, and the Company's cash conversion cycle at March 31, 2012 was approximately five days lower than its cash conversion cycle at March 31, 2011, excluding the working capital investments required in preparation for the SAP go-live in Europe on April 1, 2012.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at March 31, 2012 were $190.1 million, and the Company had an aggregate of $504.3 million of available borrowing capacity under its receivables facility and the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at March 31, 2012 was $564.1 million compared to $487.1 million at December 31, 2011, and the current ratio at March 31, 2012 was 1.33:1 compared to 1.29:1 at December 31, 2011. The increase in working capital and the current ratio is primarily attributable to seasonal fluctuations, including higher inventory levels and lower customer and compensation-related accruals, partially offset by higher levels of short-term debt.

•
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Total debt to total capitalization was 0.52:1 at March 31, 2012 and December 31, 2011.

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
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of March 31, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility while commercial paper obligations outstanding were $320.7 million, resulting in $479.3 million of borrowing capacity available under the Facility.
In September 2011, the Company renewed its 364-day receivables financing facility that provides for maximum borrowings of up to $200.0 million such that it will expire in September 2012. As of March 31, 2012, aggregate borrowings of $175.0 million were outstanding under the facility at a weighted-average interest rate of 1.0%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the three months ended March 31, (in millions):

	2012		2011
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$335.2	$161.9	$180.0	$78.8
Receivables financing facility	175.0	41.4	150.0	98.3
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) a specified dollar amount ranging from $550.0 million to $750.0 million related to impairment charges incurred by the Company. As of March 31, 2012, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, $479.3 million, and the receivables facility, $25.0 million, and utilize the $504.3 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
Debt
The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and has historically involved increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through short-term financing arrangements, such as commercial paper or borrowings under the Facility or the receivables facility.
Total debt was $2.3 billion and $2.2 billion as of March 31, 2012 and December 31, 2011, respectively. During the three months ended March 31, 2012, the Company repaid the $250.0 million outstanding principal amount of the 6.75% medium-term notes due March 2012 at maturity. As of March 31, 2012, the current portion of long-term debt and short-term debt totaled $509.7 million, including $320.7 million of commercial paper and $175.0 million of borrowings under the receivables facility.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended March 31,
	2012	2011
Average outstanding debt	$2,163.8	$2,343.5
Average interest rate (1)	3.8%	3.7%

(1)	The average interest rate includes the impacts of outstanding and previously-settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 33.7% and 17.7% of total debt as of March 31, 2012 and December 31, 2011, respectively. The increase in floating-rate debt is primarily due to the $320.7 million commercial paper outstanding at March 31, 2012 compared to no commercial paper outstanding at December 31, 2011 together with an increase of $75.0 million in borrowings outstanding under the receivables facility as compared to December 31, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest.
Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or interest rates decline further, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the three months ended March 31, 2012, the Company contributed $25.1 million to its U.S. pension plan, a majority of which was required to be contributed based on the funded status of the plan.
Dividends
The Company’s quarterly dividend is $0.08 per share. The Company intends to maintain dividends at a level such that operating cash flows can be used to repay outstanding debt and improve its investment grade credit rating.
The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the three months ended March 31, 2012, the Company repurchased approximately 0.9 million shares pursuant to the SRP for $16.4 million, and such shares were immediately retired. Since the SRP's inception, the Company has repurchased and retired a total of 4.3 million shares for $62.5 million. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

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

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $496.9 million, primarily representing commercial paper obligations and borrowings under the receivables facility.

Critical Accounting Policies
There have been no significant changes to the Company's critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2011.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income or gross margin improvements or declines, Project Renewal, the European Transformation Plan, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and restructuring-related costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,”

“believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the global economic slowdown; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures
As of March 31, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors
The risk factors that affect the Company’s business and financial results are discussed in “ITEM 1A. RISK FACTORS” in the 2011 Annual Report on Form 10-K and there has been no material change to the risk factors disclosed in the Company's 2011 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
1/1/12-1/31/12	—	$—	—	$253,881,966
2/1/12-2/29/12	747,452	18.93	30,000	253,327,116
3/1/12-3/31/12	877,232	18.08	875,800	237,491,639
Total	1,624,684	$18.47	905,800	$237,491,639
 __________________

(1)
On August 12, 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average purchase price of shares purchased pursuant to the SRP in February and March 2012 was $18.50 per share and $18.08 per share, respectively.

(2)
All shares (other than those purchased under the SRP) purchased during the three months ended March 31, 2012 were acquired by the Company to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In February and March 2012, in addition to the shares purchased under the SRP, the Company purchased 717,452 shares (average price: $18.95) and 1,432 shares (average price: $18.62), respectively, in connection with vesting of employees' stock-based awards.

Item 6. Exhibits

10.1	Amended Newell Rubbermaid Long-Term Incentive Plan.
10.2	Third Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 8, 2012.
10.3	Form of CEO Stock Option Agreement under the 2010 Stock Plan, as amended.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date:	May 9, 2012	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date:	May 9, 2012	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer