Form 10-Q
period 2012-06-30
NEWELL RUBBERMAID INC
filed 2012-08-07
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2012: 288.8 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$1,516.2	$1,545.3	$2,848.6	$2,819.5
Cost of products sold	935.0	960.9	1,756.8	1,750.2
GROSS MARGIN	581.2	584.4	1,091.8	1,069.3
Selling, general and administrative expenses	384.6	387.5	758.3	738.6
Restructuring costs	11.1	1.0	23.8	6.8
OPERATING INCOME	185.5	195.9	309.7	323.9
Nonoperating expenses:
Interest expense, net	20.5	21.3	40.7	43.2
Losses related to extinguishments of debt	—	—	—	4.8
Other expense, net	0.7	3.5	0.4	5.0
Net nonoperating expenses	21.2	24.8	41.1	53.0
INCOME BEFORE INCOME TAXES	164.3	171.1	268.6	270.9
Income taxes	52.5	25.7	77.5	51.6
INCOME FROM CONTINUING OPERATIONS	111.8	145.4	191.1	219.3
Income from discontinued operations, net of tax	—	1.3	—	3.1
NET INCOME	$111.8	$146.7	$191.1	$222.4
Weighted average shares outstanding:
Basic	292.1	294.3	292.1	294.2
Diluted	294.0	304.9	294.3	297.4
Earnings per share:
Basic:
Income from continuing operations	$0.38	$0.49	$0.65	$0.75
Income from discontinued operations	—	—	—	0.01
Net income	$0.38	$0.50	$0.65	$0.76
Diluted:
Income from continuing operations	$0.38	$0.49	$0.65	$0.74
Income from discontinued operations	—	—	—	0.01
Net income	$0.38	$0.49	$0.65	$0.75
Dividends per share	$0.10	$0.08	$0.18	$0.13
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$111.8	$146.7	$191.1	$222.4

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(50.1)	9.4	(4.5)	54.8
Change in unrecognized pension and other postretirement costs	5.4	3.8	6.9	11.1
Derivative hedging (loss) gain	(0.3)	1.0	(1.7)	(1.9)
Total other comprehensive income, net of tax	(45.0)	14.2	0.7	64.0

COMPREHENSIVE INCOME	$66.8	$160.9	$191.8	$286.4

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$370.8	$170.2
Accounts receivable, net	1,105.7	1,002.0
Inventories, net	860.0	699.9
Deferred income taxes	160.8	130.7
Prepaid expenses and other	161.4	145.2
TOTAL CURRENT ASSETS	2,658.7	2,148.0
PROPERTY, PLANT AND EQUIPMENT, NET	551.7	551.4
GOODWILL	2,353.1	2,366.0
OTHER INTANGIBLE ASSETS, NET	665.0	666.1
OTHER ASSETS	362.3	429.4
TOTAL ASSETS	$6,590.8	$6,160.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$556.4	$468.5
Accrued compensation	121.2	131.4
Other accrued liabilities	648.9	693.5
Short-term debt	175.5	103.6
Current portion of long-term debt	946.3	263.9
TOTAL CURRENT LIABILITIES	2,448.3	1,660.9
LONG-TERM DEBT	1,372.4	1,809.3
OTHER NONCURRENT LIABILITIES	795.4	838.1
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	306.5	305.3
Outstanding shares, before treasury:
2012 – 306.5
2011 – 305.3
Treasury stock, at cost:	(446.7)	(432.8)
Shares held:
2012 – 17.7
2011 – 17.0
Additional paid-in capital	616.8	586.3
Retained earnings	2,200.9	2,097.3
Accumulated other comprehensive loss	(706.3)	(707.0)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	1,971.2	1,849.1
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	1,974.7	1,852.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,590.8	$6,160.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).
NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$191.1	$222.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	80.8	81.5
Losses related to extinguishments of debt	—	4.8
Deferred income taxes	34.3	56.2
Stock-based compensation expense	18.2	16.7
Other, net	4.3	9.2
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(109.0)	(122.8)
Inventories	(167.1)	(215.2)
Accounts payable	89.3	178.2
Accrued liabilities and other	(86.2)	(246.5)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	55.7	(15.5)
INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	(13.7)	(18.9)
Capital expenditures	(85.0)	(96.1)
Proceeds from sales of businesses and other noncurrent assets	16.6	4.1
Other	(0.2)	(5.1)
NET CASH USED IN INVESTING ACTIVITIES	(82.3)	(116.0)
FINANCING ACTIVITIES:
Short-term borrowings, net	71.1	177.8
Repayments of debt	(250.3)	(0.8)
Proceeds from issuance of debt, net of debt issuance costs	495.1	1.1
Repurchase and retirement of shares of common stock	(41.3)	—
Cash consideration paid for exchange of convertible notes (1)	—	(3.1)
Cash dividends	(53.3)	(38.1)
Excess tax benefits related to stock-based compensation	11.3	—
Other stock-based compensation activity, net	(4.8)	(4.5)
NET CASH PROVIDED BY FINANCING ACTIVITIES	227.8	132.4
Currency rate effect on cash and cash equivalents	(0.6)	3.1
INCREASE IN CASH AND CASH EQUIVALENTS	200.6	4.0
Cash and cash equivalents at beginning of period	170.2	139.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$370.8	$143.6

(1)
Consideration provided in connection with the convertible notes exchanged in March 2011 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three and six months ended June 30, 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
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

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed by the Company after January 1, 2012. The Company did not perform goodwill impairment tests during the three or six months ended June 30, 2012 and does not expect ASU 2011-08 to have a material impact on the Company's future goodwill impairment tests.

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company will adopt the provisions of ASU 2012-02 effective July 1, 2012, which coincides with its annual impairment tests for the year ending December 31, 2012. The Company did not perform any impairment tests related to indefinite-lived intangible assets during the three or six months ended June 30, 2012. The Company does not expect the adoption of ASU 2012-02 to have a material impact on the Company's future indefinite-lived intangibles impairment tests.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had approximately $53.0 million of net monetary assets denominated in Bolivar Fuertes as of June 30, 2012 which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During the three and six months ended June 30, 2012, the Company’s Venezuelan operations generated 1% or less of consolidated net sales.
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

Footnote 2 — Discontinued Operations
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. for cash consideration of $51.0 million, $8.0 million of which were held in escrow for a period of one year following the transaction date.
As of July 31, 2012, all conditions related to the escrow were satisfied and resolved, and the Company had received $7.8 million from the escrow.

The following table provides a summary of amounts included in discontinued operations for the hand torch and solder business (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$—	$27.5	$—	$56.0
Income from discontinued operations, net of income tax expense of $0.6 million and $1.4 million for the three and six months ended June 30, 2011, respectively.	$—	$1.3	$—	$3.1

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the six months ended June 30, 2012, the Company repurchased 2.3 million shares pursuant to the SRP for $41.3 million, and such shares were immediately retired. Through June 30, 2012, the Company has repurchased and retired 5.7 million shares at an aggregate cost of $87.4 million, since the commencement of the SRP in August 2011.

The following table displays the components of accumulated other comprehensive loss as of June 30, 2012 (in millions):

	Foreign Currency Translation Loss	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Income (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(207.1)	$(501.3)	$1.4	$(707.0)
Current period change	(4.5)	6.9	(1.7)	0.7
Balance at June 30, 2012	$(211.6)	$(494.4)	$(0.3)	$(706.3)

The following table depicts the components of other comprehensive income presented on a pretax basis and the associated income tax impact (in millions):

	Foreign Currency Translation Loss	Change in Unrecognized Pension & Other Postretirement Costs	Derivative Hedging Income (Loss)	Accumulated Other Comprehensive Income (Loss)
Three months ended June 30, 2012
Pretax	$(50.1)	$7.4	$(0.7)	$(43.4)
Tax (expense) benefit	—	(2.0)	0.4	(1.6)
After-tax	$(50.1)	$5.4	$(0.3)	$(45.0)
Three months ended June 30, 2011
Pretax	$9.4	$5.4	$1.4	$16.2
Tax (expense) benefit	—	(1.6)	(0.4)	(2.0)
After-tax	$9.4	$3.8	$1.0	$14.2

Six months ended June 30, 2012
Pretax	$(4.5)	$11.1	$(2.6)	$4.0
Tax (expense) benefit	—	(4.2)	0.9	(3.3)
After-tax	$(4.5)	$6.9	$(1.7)	$0.7
Six months ended June 30, 2011
Pretax	$54.8	$14.3	$(2.2)	$66.9
Tax (expense) benefit	—	(3.2)	0.3	(2.9)
After-tax	$54.8	$11.1	$(1.9)	$64.0

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
Restructuring charges incurred in connection with Project Renewal were as follows for the periods indicated (in millions):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Since inception through June 30, 2012
Restructuring charges	$6.9	$18.2	$49.4
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Employee severance, termination benefits and relocation costs	$5.1	$12.7
Exited contractual commitments and other	1.8	5.5
	$6.9	$18.2

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2012 (in millions):

	December 31, 2011			June 30, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$11.2	$12.7	$(10.3)	$13.6
Exited contractual commitments and other	4.5	5.5	(5.4)	4.6
	$15.7	$18.2	$(15.7)	$18.2

The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2012 aggregated by reportable business segment (in millions):

	December 31, 2011			June 30, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Newell Consumer	$8.7	$10.9	$(9.1)	$10.5
Newell Professional	2.4	4.8	(3.0)	4.2
Baby & Parenting	1.8	0.2	(1.2)	0.8
Corporate	2.8	2.3	(2.4)	2.7
	$15.7	$18.2	$(15.7)	$18.2
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
Restructuring charges incurred in connection with the European Transformation Plan are reported in the Company's Corporate segment and were as follows for the periods indicated (in millions):

	Three Months Ended		Six Months Ended		Since inception through June 30, 2012
	June 30,		June 30,
	2012	2011	2012	2011
Restructuring charges	$4.2	$1.0	$5.6	$6.8	$24.5

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for the six months ended June 30, 2012 (in millions):

	December 31, 2011			June 30, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$6.0	$3.3	$(3.6)	$5.7
Exited contractual commitments and other	2.1	2.3	(1.6)	2.8
	$8.1	$5.6	$(5.2)	$8.5
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
A summary of activity in accrued restructuring reserves for the six months ended June 30, 2012 is as follows (in millions):

	December 31, 2011			June 30, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$3.3	$—	$(0.9)	$2.4
Exited contractual commitments and other	5.9	—	(0.8)	5.1
	$9.2	$—	$(1.7)	$7.5

The following table depicts the activity in accrued restructuring reserves for the six months ended June 30, 2012 aggregated by reportable business segment (in millions):

	December 31, 2011			June 30, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Newell Consumer	$2.7	$—	$(0.1)	$2.6
Newell Professional	3.7	—	(0.1)	3.6
Corporate	2.8	—	(1.5)	1.3
	$9.2	$—	$(1.7)	$7.5
The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2012	2011	2012	2011
Newell Consumer	$2.3	$—	$10.9	$—
Newell Professional	2.5	—	4.8	—
Baby & Parenting	—	—	0.2	—
Corporate	6.3	1.0	7.9	6.8
	$11.1	$1.0	$23.8	$6.8

Cash paid for all restructuring activities was $9.5 million and $22.4 million for the three and six month periods ended June 30, 2012, respectively, and $8.7 million and $20.5 million for the three and six month periods ended June 30, 2011, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2012	December 31, 2011
Materials and supplies	$149.8	$130.8
Work in process	140.4	105.6
Finished products	569.8	463.5
	$860.0	$699.9

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	June 30, 2012	December 31, 2011
Medium-term notes	$1,878.0	$1,632.3
Junior convertible subordinated debentures	436.7	436.7
Commercial paper	173.5	—
Receivables facility	—	100.0
Other debt	6.0	7.8
Total debt	2,494.2	2,176.8
Short-term debt	(175.5)	(103.6)
Current portion of long-term debt	(946.3)	(263.9)
Long-term debt	$1,372.4	$1,809.3
Interest Rate Swaps

As of June 30, 2012, the Company was party to a fixed-for-floating interest rate swap designated as a fair value hedge. The interest rate swap relates to $250.0 million of the principal amount of the medium-term notes and results in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swap.

The medium-term note balances at June 30, 2012 and December 31, 2011 include mark-to-market adjustments of $39.0 million and $35.8 million, respectively, to record the fair value of the hedge of the fixed-rate debt, and the mark-to-market adjustment had the effect of increasing the reported value of the medium-term notes. In addition, the unamortized amount as of June 30, 2012 and December 31, 2011, associated with terminated interest rate swaps, $8.4 million and $15.8 million, respectively, is included in the value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $4.8 million and $7.7 million for the three months ended June 30, 2012 and 2011, respectively, and by $11.8 million and $15.4 million for the six months ended June 30, 2012 and 2011, respectively.
Medium-term Notes

During the six months ended June 30, 2012, the Company repaid and retired $250.0 million principal amount of the 6.75% senior notes (the "2012 Notes") based on the maturity date, for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effect of the interest rate swap related to the 2012 Notes. As of June 30, 2012, the current portion of long-term debt includes $500.0 million principal amount of the 5.5% senior notes due April 2013.

In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the "2015 Notes") and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the "Notes"). The aggregate net proceeds from the Notes were $495.1 million and will be used to fund the redemption of all of the $436.7 million of junior convertible subordinated debentures which underlie the outstanding 5.25% convertible preferred securities with an aggregate liquidation preference of $421.2 million, to reduce short-term borrowings and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2015 Notes may be redeemed by the Company at any time and the 2022 Notes may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2022 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2022 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2022 Notes, then the redemption price is equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued interest to such redemption date. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company's Condensed Consolidated Balance Sheet at June 30, 2012 based on their maturity dates in 2015 and 2022.

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
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid approximately $3.1 million in cash and issued approximately 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt during the six months ended June 30, 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in losses related to extinguishments of debt in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2011.
Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities is convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million). As of June 30, 2012, the Company fully and unconditionally guarantees the 8.4 million shares of the Preferred Securities issued by the Subsidiary that were outstanding as of that date, which are callable at 100% of the liquidation preference of $421.2 million.

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

As of June 30, 2012, the Company has elected to redeem the entire outstanding principal amount of $436.7 million of the Debentures on July 16, 2012. Because the Preferred Securities are mandatorily redeemable upon the retirement of the Debentures at maturity or upon acceleration of the Debentures, the Preferred Securities will be redeemed on July 16, 2012 at 100% of the liquidation preference of $421.2 million. Based on the July 2012 redemption date, the entire $436.7 million outstanding balance of the Debentures is reflected in the current portion of long-term debt as of June 30, 2012.
Receivables-Related Borrowings

In September 2011, the Company renewed its 364-day receivables facility that provides for borrowings of up to $200.0 million such that it will expire in September 2012 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of June 30, 2012. As of June 30, 2012, the financing subsidiary owned $704.3 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2012. As of June 30, 2012, the Company had no outstanding borrowings under the Receivables Facility.

Revolving Credit Facility and Commercial Paper

On December 2, 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Credit Agreement contains customary representations and warranties, covenants and events of default. As of June 30, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the provisions of the Credit Agreement.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of June 30, 2012, the Company had outstanding commercial paper obligations of $173.5 million while no commercial paper obligations were outstanding as of December 31, 2011.

Footnote 7 — Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to debt obligations with initial maturities ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivatives to hedge interest rates on anticipated issuances of debt securities occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated debt issuances. The Company also uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Additionally, the Company purchases certain raw materials which are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. Generally, the Company's commodity derivative arrangements hedge exposures over a period of time not exceeding one year and tend to be floating-for-fixed price arrangements, which enables the Company to better manage input cost inflation. The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and six months ended June 30, 2012 and 2011.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2012	December 31, 2011	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest rate swaps	Other assets	$39.0	$35.8	Other liabilities	$—	$—
Forward interest rate swaps	Prepaid expenses and other	1.1	—	Other accrued liabilities	—	—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	1.0	1.9	Other accrued liabilities	—	—
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.5	0.5	Other accrued liabilities	—	—
Commodity swap	Prepaid expenses and other	—	—	Other accrued liabilities	2.7	—
Total assets		$41.6	$38.2	Total liabilities	$2.7	$—
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2012 and December 31, 2011.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Interest rate swaps	Interest expense, net	$5.7	$7.8	$3.2	$(0.8)
Fixed-rate debt	Interest expense, net	$(5.7)	$(7.8)	$(3.2)	$0.8
The Company did not realize any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2012 and 2011.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and AOCI (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2012	2011	2012	2011
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$0.6	$(3.2)	$0.8	$(4.7)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	—	(0.2)	(0.1)	(0.3)
Commodity swap	Cost of products sold	(0.5)	—	(0.5)	—
		$0.1	$(3.4)	$0.2	$(5.0)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Foreign exchange contracts on inventory-related purchases	$1.6	$(1.7)	$(0.1)	$(7.0)
Foreign exchange contracts on intercompany borrowings	2.9	(0.2)	1.6	(2.1)
Forward interest rate swaps	1.1	—	1.1	—
Commodity swap	(3.2)	—	(3.2)	—
	$2.4	$(1.9)	$(0.6)	$(9.1)
During the three months ended June 30, 2012, the Company entered into forward interest rate swap contracts with certain counterparties for an aggregate $150.0 million notional amount (the "Forward Swaps") to swap floating LIBOR rates with a weighted-average fixed rate of 1.9%. The Forward Swaps mature in March 2013. The Forward Swaps are intended to fix the "risk-free" component of the interest rate of the Company's probable debt issuances. The Forward Swaps will unwind and settle when the underlying probable debt issuances are priced, which is expected to occur prior to the maturity date. The Company determined that the Forward Swaps meet the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Forward Swaps have been classified as cash flow hedges. The Company will continue to recognize any unrealized gains or losses arising from the mark-to-market adjustments of the Forward Swaps in AOCI until the issuance of the debt or until the issuance of debt is no longer probable of occurring, subsequent to which the Company will record such gains or losses on the Forward Swaps into earnings over the term of the underlying debt. During July 2012, the Company entered into additional forward interest rate swap contracts for an aggregate $100.0 million notional amount with terms similar to the Forward Swaps and a weighted-average fixed rate of 1.7% and such instruments were entered into for the same purpose as the Forward Swaps and will be accounted for consistent with the Forward Swaps.
In May 2012, the Company entered into a commodity swap contract with a counterparty for an aggregate $14.0 million notional amount (the "Commodity Swap") relating to forecasted monthly purchases of resin. The Commodity Swap will expire on December 31, 2012 with cash settlement occurring monthly through the expiration date. The Company determined that the Commodity Swap meets the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Commodity Swap has been classified as a cash flow hedge.
The Company did not realize any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2012 and 2011. The net amount of gain or loss that the Company expects to reclassify into earnings during the next 12 months is not material as of June 30, 2012.

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.8	$0.8	$1.6	$1.6
Interest cost on projected benefit obligation	11.5	12.0	6.2	7.1
Expected return on plan assets	(14.9)	(15.2)	(6.2)	(7.7)
Amortization of prior service cost, actuarial loss and other	5.6	4.4	0.5	2.4
Net periodic pension cost	$3.0	$2.0	$2.1	$3.4
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International
	2012	2011	2012	2011
Service cost-benefits earned during the period	$1.5	$2.2	$3.2	$3.0
Interest cost on projected benefit obligation	23.0	24.7	12.4	13.4
Expected return on plan assets	(29.8)	(29.8)	(12.4)	(14.2)
Amortization of prior service cost, actuarial loss and other	11.3	8.7	1.0	2.7
Net periodic pension cost	$6.0	$5.8	$4.2	$4.9
The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	1.8	2.1	3.6	4.2
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.3)	(0.6)	(0.6)
Net other postretirement benefit costs	$1.8	$2.1	$3.6	$4.2

The Company made a cash contribution to the Company-sponsored profit sharing plan of $18.8 million and $17.6 million during the six months ended June 30, 2012 and 2011, respectively.

In June 2012, legislation was enacted that is expected to impact the Company's future funding requirements for its U.S. pension plan (the "Plan"). The Company is evaluating the impact of the legislation on the Company's contribution requirements for the Plan.

Footnote 9 — Income Taxes

As of June 30, 2012, there were no significant changes to the Company's unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2011.

The Company's income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company's effective tax rate for the three and six months ended June 30, 2012 was favorably impacted by a change in the geographical mix in earnings, offset by the unfavorable impact of $11.1 million for reserves for certain tax contingencies and other non-cash tax charges associated with the European Transformation Plan.

The Company's effective tax rate for the three and six months ended June 30, 2011 was favorably impacted by a benefit of $20.8 million associated with the realization of unrecognized tax benefits, including interest and penalties, due to the expiration of various worldwide statutes of limitation.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$111.8	$145.4	$191.1	$219.3
Income from discontinued operations	—	1.3	—	3.1
Net income	$111.8	$146.7	$191.1	$222.4
Dividends and equivalents for share-based awards expected to be forfeited	—	—	—	0.1
Net income for basic earnings per share	$111.8	$146.7	$191.1	$222.5
Effect of Preferred Securities (1)	—	3.5	—	—
Net income for diluted earnings per share	$111.8	$150.2	$191.1	$222.5
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	289.4	291.4	289.4	291.3
Share-based payment awards classified as participating securities	2.7	2.9	2.7	2.9
Denominator for basic earnings per share	292.1	294.3	292.1	294.2
Dilutive securities (2)	1.9	2.3	2.2	2.7
Convertible Notes (3)	—	—	—	0.5
Preferred Securities (1)	—	8.3	—	—
Denominator for diluted earnings per share	294.0	304.9	294.3	297.4
Basic earnings per share:
Income from continuing operations	$0.38	$0.49	$0.65	$0.75
Income from discontinued operations	—	—	—	0.01
Net income	$0.38	$0.50	$0.65	$0.76
Diluted earnings per share:
Income from continuing operations	$0.38	$0.49	$0.65	$0.74
Income from discontinued operations	—	—	—	0.01
Net income	$0.38	$0.49	$0.65	$0.75

(1)
The Preferred Securities are anti-dilutive for the three months ended June 30, 2012 as well as for the six months ended June 30, 2012 and 2011, and therefore, have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for the three months ended June 30, 2012 would be increased by $3.5 million and net income for each six month period ended June 30, 2012 and 2011 would be increased by $7.0 million. Weighted-average shares outstanding would be increased by 8.3 million shares for the three months ended June 30, 2012 and each of the six month periods ended June 30, 2012 and 2011. The Preferred Securities were dilutive for the three months ended June 30, 2011, and as a result, the interest expense included in net income has been added back on an after-tax basis and the shares of common stock into which the Preferred Securities are convertible have been included in the denominator for diluted earnings per share.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 9.8 million and 11.9 million stock options for the three months ended June 30, 2012 and 2011, respectively, and 10.2 million and 12.1 million stock options and other securities for the six months ended June 30, 2012 and 2011, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three and six months ended June 30, 2012 also exclude the weighted average effect of 1.0 million performance stock units outstanding at June 30, 2012 because the securities were anti-dilutive.

(3)
As disclosed in Footnote 6, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011. The Convertible Notes did not meaningfully impact diluted average shares outstanding in periods subsequent to March 31, 2011 because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes is not material. Dilution for the six months ended June 30, 2011 takes into consideration the period of time the Convertible Notes were outstanding.

Footnote 11 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $9.1 million and $8.6 million of pretax stock-based compensation expense during the three months ended June 30, 2012 and 2011, respectively, and $18.5 million and $16.8 million for the six months ended June 30, 2012 and 2011, respectively.
The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2012 (shares in millions):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2011	15.4	$21	9.8	$5.4
Exercised	(1.3)	8
Forfeited / expired	(1.2)	26
Outstanding at June 30, 2012	12.9	$22	10.4	$14.7
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2012 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	6.1	$13
Granted	1.8	19
Vested	(2.0)	9
Forfeited	(0.2)	17
Outstanding at June 30, 2012	5.7	$16

During the six months ended June 30, 2012, the Company awarded 1.0 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting dates depending on the level of achievement of the specified market and service conditions. As of June 30, 2012, 2.1 million PSUs were outstanding, and based on performance through June 30, 2012, recipients of PSUs would be entitled to 1.6 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During 2011, the Company awarded 0.7 million performance stock units which entitle the Company's Chief Executive Officer to shares of the Company's stock if specified market and service conditions are achieved. The performance stock units vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Based on performance through June 30, 2012, the market conditions have been achieved and, accordingly, the performance stock units will vest in July 2013 if the service conditions are achieved. The 0.7 million performance stock units are included in the preceding table as outstanding as of June 30, 2012 and December 31, 2011.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Description	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$11.5	$7.7	$3.8	$—
Interest rate swaps (2)	39.0	—	39.0	—
Forward interest rate swaps (2)	1.1	—	1.1	—
Foreign currency derivatives (2)	1.5	—	1.5	—
Total	$53.1	$7.7	$45.4	$—
Liabilities
Commodity swap (2)	$2.7	$—	$2.7	$—
Total	$2.7	$—	$2.7	$—

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$17.7	$7.3	$10.4	$—
Interest rate swaps (2)	35.8	—	35.8	—
Foreign currency derivatives (2)	2.4	—	2.4	—
Total	$55.9	$7.3	$48.6	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($0.1 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively) and other assets ($11.4 million and $12.6 million as of June 30, 2012 and December 31, 2011, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

(2)	The fair values of the Company's derivative instruments are based on valuation models using observable market inputs and as such have been classified as Level 2.
Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three and six months ended June 30, 2012, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the three and six months ended June 30, 2012, no nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.
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

The fair values of certain of the Company’s long-term debt are based on quoted market prices (Level 1) and are as follows (in millions):

	June 30, 2012		December 31, 2011
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,944.9	$1,878.0	$1,679.7	$1,632.3
Preferred securities underlying the junior convertible subordinated debentures	423.4	421.2	356.0	421.2
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
The comparative information for segment results and identifiable assets has been restated to conform to the 2012 presentation and is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales (1)
Newell Consumer	$808.4	$833.8	$1,448.0	$1,490.2
Newell Professional	525.4	536.3	1,036.0	1,003.8
Baby & Parenting	182.4	175.2	364.6	325.5
	$1,516.2	$1,545.3	$2,848.6	$2,819.5
Operating Income (Loss) (2)
Newell Consumer	$145.6	$143.5	$221.1	$234.3
Newell Professional	63.6	69.6	134.3	129.7
Baby & Parenting	19.2	13.0	41.6	20.4
Restructuring costs	(11.1)	(1.0)	(23.8)	(6.8)
Corporate	(31.8)	(29.2)	(63.5)	(53.7)
	$185.5	$195.9	$309.7	$323.9

	June 30, 2012	December 31, 2011
Identifiable Assets
Newell Consumer	$1,603.7	$1,363.7
Newell Professional	1,200.6	1,126.3
Baby & Parenting	305.9	305.3
Corporate (3)	3,480.6	3,365.6
	$6,590.8	$6,160.9
Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales (1), (4)
United States	$1,062.3	$1,029.2	$1,922.9	$1,874.1
Canada	94.7	102.9	168.1	181.4
Total North America	1,157.0	1,132.1	2,091.0	2,055.5
Europe, Middle East and Africa	157.7	225.6	362.8	413.5
Latin America	81.7	79.9	158.9	152.2
Asia Pacific	119.8	107.7	235.9	198.3
Total International	359.2	413.2	757.6	764.0
	$1,516.2	$1,545.3	$2,848.6	$2,819.5
Operating Income (Loss) (2), (6)
United States (5)	$149.3	$144.6	$220.7	$223.3
Canada	19.5	24.1	33.5	36.4
Total North America	168.8	168.7	254.2	259.7
Europe, Middle East and Africa (5)	(9.6)	4.1	13.8	19.1
Latin America	5.6	3.7	(3.6)	8.7
Asia Pacific	20.7	19.4	45.3	36.4
Total International	16.7	27.2	55.5	64.2
	$185.5	$195.9	$309.7	$323.9

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 10.5% and 10.4% of consolidated net sales in the three months ended June 30, 2012 and 2011, respectively, and approximately 10.2% of consolidated net sales in the six months ended June 30, 2012 and 2011.

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

(5)
The United States operating income is after considering $3.9 million of incremental SG&A costs associated with Project Renewal for the three and six months ended June 30, 2012. The Europe, Middle East and Africa operating income is after considering $6.6 million and $9.0 million of incremental SG&A costs associated with the European Transformation Plan for the three months ended June 30, 2012 and 2011, respectively, and $16.6 million and $14.3 million for the six months ended June 30, 2012 and 2011, respectively.

(6)	The following table summarizes the restructuring costs by region included in operating income (loss) above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Restructuring Costs
United States	$5.7	$—	$16.1	$—
Canada	—	—	0.5	—
Total North America	5.7	—	16.6	—
Europe, Middle East and Africa	4.4	1.0	5.6	6.8
Latin America	0.7	—	0.9	—
Asia Pacific	0.3	—	0.7	—
Total International	5.4	1.0	7.2	6.8
	$11.1	$1.0	$23.8	$6.8

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	June 30, 2012	December 31, 2011
Customer accruals	$242.1	$250.7
Accruals for manufacturing, marketing and freight expenses	92.4	105.1
Accrued self-insurance liabilities	68.0	66.8
Accrued pension, defined contribution and other postretirement benefits	45.8	54.6
Accrued contingencies, primarily legal, environmental and warranty	35.3	37.2
Accrued restructuring (See Footnote 4)	34.2	33.0
Other	131.1	146.1
Other accrued liabilities	$648.9	$693.5
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $41.8 million and $39.7 million as of June 30, 2012 and December 31, 2011, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
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
Environmental Matters
As of June 30, 2012, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency ("U.S. EPA") and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of June 30, 2012 ranged between $21.6 million and $25.6 million. As of June 30, 2012, the Company had a reserve of $21.8 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $18.7 million by applying a 5% discount rate to undiscounted obligations of $26.7 million.
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
Given the uncertainties pertaining to this matter–including that the litigation and RI/FS are ongoing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any remediation, and the extent to which the Company Parties may be held liable or responsible is not yet known–it is not possible for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company's results of operations because the Company Parties' facilities are not alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company's results of operations could be material.
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

Footnote 16 — Subsequent Event

On July 16, 2012, the Company completed the redemption of the $436.7 million outstanding 5.25% Junior Convertible Subordinated Debentures (the “Debentures”). Because the 5.25% convertible preferred securities (the "Preferred Securities") were mandatorily redeemable upon the retirement of the Debentures, accordingly, the Preferred Securities were redeemed for cash of $421.2 million on July 16, 2012.

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

Reportable Segments	GBU	Key Brands	Description of Primary Products
Newell Consumer	Home, Organization & Style	Rubbermaid®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; window treatments; hair care accessories
	Writing & Creative Expression	Sharpie®, Expo®, Paper Mate®	Writing instruments, including pens, pencils, markers and highlighters
	Fine Writing & Luxury Accessories	Parker®, Waterman®	Fine writing instruments and leather goods
	Culinary Lifestyles	Calphalon®	Gourmet cookware, bakeware, cutlery and small kitchen electrics
Newell Professional	Commercial Products	Rubbermaid® Commercial Products	Cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts, and wall-mounted work stations
	Construction Tools & Accessories	Irwin®, Shur-line®, Bulldog®	Hand tools and power tool accessories, manual paint applicators and convenience hardware
	Technology	Dymo®, Mimio®	Office technology solutions such as label makers and printers and interactive teaching solutions
	Industrial Products & Services	Lenox®	Industrial bandsaw blades, power tool accessories and cutting tools for pipes and HVAC systems
Baby & Parenting	Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs, and playards

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first six months of 2012 were impacted by the following factors:

•
Core sales, which exclude foreign currency, increased 2.5% in the first six months of 2012 compared to the same period last year. New products, geographic expansion and core sales growth in emerging markets were the primary drivers of the core sales growth, with double-digit core sales growth in Latin America and Asia Pacific. Deteriorating macroeconomic conditions in Western Europe and lower merchandising in Europe in advance of the SAP go-live adversely impacted core sales and were the primary drivers of a 5.7% core sales decline in the Europe, Middle East, and Africa region.

•
Core sales increased 5.3% in Newell Professional, with growth across the segment led by double-digit growth in the Industrial Products & Services GBU and mid- and high-single-digit growth in the Technology and Construction Tools & Accessories GBUs, respectively. Core sales grew 13.0% in Baby & Parenting, with improved retail-level sales in North America and sustained momentum in the Asia Pacific region. Newell Consumer realized a core sales decline of 1.6%, primarily due to continued operational challenges in the Décor business (Levolor window treatments) within the Home, Organization & Style GBU.

•
Input and sourced product cost inflation was more than offset by pricing, mix and productivity which resulted in a 40 basis point improvement in gross margins compared to the same period in 2011. The Company's gross margins increased despite continued operational challenges in the Décor business within the Home, Organization & Style GBU and pressures due to uncertain macroeconomic conditions in Western Europe.

•
Continued focused spend for strategic SG&A activities to drive sales, enhance the new product pipeline, develop growth platforms and expand geographically. During the first six months of 2012, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:

•	Continued investments to support the global roll out of Paper Mate®’s InkJoy® line of writing instruments, which feature innovative ultra-low viscosity ink for a smooth writing experience;

•	Continued expansion of dedicated Parker® “shop-in-shop” retail outlets in China and other regions to enhance in-store merchandising;

•	Expanded the launch of the Parker® Ingenuity Collection featuring Parker 5th™ Technology into Japan and China in the first half of 2012;

•
Continued support for “Irwinization” marketing and merchandising initiatives, including the “Blue wall” and other merchandising vehicles that get the Irwin® brand and new innovations in front of contractors in a more effective way;

•	Launched Irwin® 2500 Series Level featuring a robust new frame design that enables guaranteed vial accuracy for the life of the product;

•
Expanded the sales forces in the Industrial Products & Services, Construction Tools & Accessories, Fine Writing & Luxury Accessories, and Commercial Products GBUs to drive greater sales penetration, enhance the availability of products and to support geographic expansion; and,

•	Supported new innovations in Baby & Parenting, including the Graco® Fast-Action and Ready to Grow travel systems which are driving significant market share gains.

•	Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business.

•
Continued the execution of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business and centralize decision making in the Geneva headquarters, and successfully went live with SAP in Europe in April 2012.

•
Improved the Company's capital structure by completing the offering and sale of $500.0 million unsecured senior notes, consisting of $250.0 million principal amount of 2.0% notes due 2015 and $250.0 million principal amount of 4.0% notes due 2022, the proceeds of which were used in July 2012 to redeem the $436.7 million of outstanding 5.25% junior convertible subordinated debentures due December 2027 underlying the Company's 5.25% convertible preferred securities.

•
Retired $250.0 million principal amount of the 6.75% medium-term notes (the "2012 Notes") upon maturity, for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effect of the interest rate swap related to the 2012 Notes.

•
Continued the $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired an additional 2.3 million shares of common stock for $41.3 million during the first six months of 2012.

•	Increased the Company's quarterly dividend by 25% from $0.08 per share to $0.10 per share, which took effect with the Company's dividend paid in June 2012.

The Company expects its financial results for the remainder of 2012 could be impacted both positively and negatively by the execution of the back-to-school merchandising efforts of the Writing & Creative Expression GBU; the pace of the stabilization and then recovery of momentum on the Décor business within the Home, Organization & Style GBU; the impact of the European macroeconomic environment on growth; and, the foreign currency pressure on earnings as a result of the strengthening of the U.S. dollar against major currencies.

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
During the first six months of 2012, the Company continued the execution of the closure of the Newell Consumer segment's Greenville, Texas manufacturing facility aiming to consolidate operations of the facility into the Company's existing facilities in the states of Kansas and Ohio. The Company also began implementing a distribution center consolidation in the Newell Consumer segment as well as a project to align the Newell Consumer GBUs' sales and marketing organizations with the Company's newly created Customer Development Organization. In addition, the Company began reorganizing its sales and marketing functions within certain GBUs in the Newell Professional segment and began a project to consolidate certain distribution operations in the Newell Professional segment. Through June 30, 2012, the Company has incurred restructuring and restructuring-related charges of approximately $49 million and $4 million, respectively, under Project Renewal. Restructuring-related charges represent incremental SG&A expenses associated with the implementation of Project Renewal.
The Company expects to generate annualized cost savings of approximately $90 to $100 million when the program is fully implemented by the end of 2012. The majority of the savings will be reinvested in the business to unlock accelerated growth.
European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to facilitate a more efficient and cost-effective implementation of SAP, an enterprise resource planning system, in Europe, all with the aim of increasing operating margin in the European region to at least 10%.
The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million. The European Transformation Plan is expected to be completed by the end of 2012 and is expected to result in cumulative restructuring charges totaling between $40 and $45 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $70 to $75 million of incremental selling, general and administrative expenses, referred to herein as restructuring-related charges, to implement the European Transformation Plan. Through June 30, 2012, the Company has incurred cumulative restructuring and restructuring-related charges of approximately $25 million and $69 million, respectively, under the European Transformation Plan. The Company expects to realize cumulative annual after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan, the majority of which have been realized and were included in the Company's 2011 operating results.
In April 2012, the Company migrated its enterprise resource planning systems in Europe to SAP and began operating in a centralized European business model. The new operating structure affected and is expected to continue to affect the Company's assessment of the realizability of certain income tax assets in Europe and the Company's uncertain income tax positions in Europe. These assessments adversely impacted the Company's income tax expense by $11 million in the first half of 2012 and ongoing assessments of these matters could favorably or unfavorably impact the Company's income tax expense in future periods. Since the Company reports sales and operating income based on the region from which the products are shipped and invoiced and the new model defines how certain regions import and export products, the new model impacted the regions in which the Company's sales and operating income are reported in the second quarter of 2012 and will continue to impact the comparability of the Company's geographic reporting for the remainder of 2012. Compared to prior periods, the new model generally results in the European region's sales and operating income being lower with corresponding increases in the Company's other regions.
One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its GBUs, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. The Company is also migrating multiple legacy systems and users to a common SAP global information system platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through June 30, 2012, the North American and European operations of substantially all of the Company's nine GBUs have successfully gone live with their SAP implementation efforts.
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of June 30, 2012, the Company’s Venezuelan subsidiary had approximately $53.0 million of net monetary assets denominated in Bolivar Fuertes at the SITME rate of 5.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 5% increase (decrease) in the applicable exchange rate would decrease (increase) the Company’s pretax income by $2.7 million.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Net sales	$1,516.2	100.0%	$1,545.3	100.0%	$2,848.6	100.0%	$2,819.5	100.0%
Cost of products sold	935.0	61.7	960.9	62.2	1,756.8	61.7	1,750.2	62.1
Gross margin	581.2	38.3	584.4	37.8	1,091.8	38.3	1,069.3	37.9
Selling, general and administrative expenses	384.6	25.4	387.5	25.1	758.3	26.6	738.6	26.2
Restructuring costs	11.1	0.7	1.0	0.1	23.8	0.8	6.8	0.2
Operating income	185.5	12.2	195.9	12.7	309.7	10.9	323.9	11.5
Nonoperating expenses:
Interest expense, net	20.5	1.4	21.3	1.4	40.7	1.4	43.2	1.5
Losses related to extinguishments of debt	—	—	—	—	—	—	4.8	0.2
Other expense, net	0.7	—	3.5	0.2	0.4	—	5.0	0.2
Net nonoperating expenses	21.2	1.4	24.8	1.6	41.1	1.4	53.0	1.9
Income before income taxes	164.3	10.8	171.1	11.1	268.6	9.4	270.9	9.6
Income taxes	52.5	3.5	25.7	1.7	77.5	2.7	51.6	1.8
Income from continuing operations	111.8	7.4	145.4	9.4	191.1	6.7	219.3	7.8
Income from discontinued operations	—	—	1.3	0.1	—	—	3.1	0.1
Net income	$111.8	7.4%	$146.7	9.5%	$191.1	6.7%	$222.4	7.9%
Three Months Ended June 30, 2012 vs. Three Months Ended June 30, 2011
Consolidated Operating Results:
Net sales for the three months ended June 30, 2012 were $1,516.2 million, representing a decrease of $29.1 million, or 1.9%, from $1,545.3 million for the three months ended June 30, 2011. The following table sets forth an analysis of changes in consolidated net sales for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 (in millions, except percentages):

Core sales	$5.8	0.4%
Foreign currency	(34.9)	(2.3)
Total change in net sales	$(29.1)	(1.9)%

Core sales increased 0.4%, net of an estimated 190 basis point core sales decline due to customer pre-buys during the first quarter, in advance of the April 2012 launch of SAP in Europe. Foreign currency had the effect of decreasing net sales by 2.3%. Excluding foreign currency, sales in the Company’s North American businesses increased 2.5% while in the international businesses sales declined 5.4%. Core sales growth in North America was led by strong growth in the Newell Professional and Baby & Parenting segments. Internationally, both Latin America and Asia Pacific reported double-digit core sales increases, which were more than offset by core sales declines in Europe. After adjusting for the impact of the SAP-related pre-buys, core sales in the European region declined an estimated 7.8%, mainly due to the macroeconomic environment in Western Europe.
Gross margin, as a percentage of net sales, for the three months ended June 30, 2012 was 38.3%, or $581.2 million, versus 37.8%, or $584.4 million, for the three months ended June 30, 2011. The 50 basis point improvement in gross margin was attributable to the impacts of pricing actions realized during the quarter, mix and productivity, partially offset by input and sourced product cost inflation. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
SG&A expenses for the three months ended June 30, 2012 were 25.4% of net sales, or $384.6 million, versus 25.1% of net sales, or $387.5 million, for the three months ended June 30, 2011. In constant currency, SG&A expenses increased $7.5 million when compared to the second quarter of 2011 due to a $6.3 million increase in strategic spending directed towards organic growth in faster growing markets and new categories and other short-term strategic initiatives. The remainder of the increase was due to a $1.5 million increase in restructuring-related costs compared to the same quarter in 2011.
The Company recorded restructuring costs of $11.1 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively. The year-over-year increase in restructuring costs is primarily attributable to restructuring projects implemented under Project Renewal announced in October 2011, as well as restructuring costs incurred under the European Transformation Plan. The restructuring costs for the three months ended June 30, 2012 relate to Project Renewal and the European Transformation Plan and consisted of $7.6 million of employee severance, termination benefits and employee relocation costs and $3.5 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2011 relate to employee severance, termination benefits and employee relocation costs incurred in connection with the European Transformation Plan. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended June 30, 2012 was $185.5 million, or 12.2% of net sales, versus operating income of $195.9 million, or 12.7% of net sales, for the three months ended June 30, 2011. The 50 basis point reduction in operating margin is attributable to the increase in restructuring and restructuring-related costs and less leverage of SG&A due to the impacts of the European SAP-related pre-buys on sales for the three months ended June 30, 2012, partially offset by higher gross margin as a percentage of net sales.
Net nonoperating expenses for the three months ended June 30, 2012 were $21.2 million versus $24.8 million for the three months ended June 30, 2011. Interest expense for the three months ended June 30, 2012 was $20.5 million, a decrease of $0.8 million from $21.3 million for the three months ended June 30, 2011, primarily due to lower average debt levels.
The Company's effective income tax rate was 32.0% and 15.0% for the three months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate is primarily attributable to $11.1 million of income tax expense recorded during the three months ended June 30, 2012 associated with reserves for certain income tax contingencies and other non-cash income tax charges associated with the European Transformation Plan. The effective rate for the three months ended June 30, 2011 was favorably impacted by $20.8 million of benefits attributable to the reversal of taxes accrued for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.
Income from discontinued operations during the three months ended June 30, 2011 relates to the Company's hand torch and solder business which was sold on July 1, 2011. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$808.4	$833.8	(3.0)%
Newell Professional	525.4	536.3	(2.0)
Baby & Parenting	182.4	175.2	4.1
Total net sales	$1,516.2	$1,545.3	(1.9)%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Newell Consumer	Newell Professional	Baby & Parenting
Core sales	(1.3)%	1.1%	5.9%
Foreign currency	(1.7)	(3.1)	(1.8)
Total change in net sales	(3.0)%	(2.0)%	4.1%

Operating income (loss) by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$145.6	$143.5	1.5%
Newell Professional	63.6	69.6	(8.6)
Baby & Parenting	19.2	13.0	47.7
Restructuring costs	(11.1)	(1.0)	NM
Corporate (1)	(31.8)	(29.2)	(8.9)
Total operating income	$185.5	$195.9	(5.3)%
NM — Not Meaningful

(1)
Includes restructuring-related costs of $6.6 million and $9.0 million for the three months ended June 30, 2012 and 2011, respectively, associated with the European Transformation Plan and $3.9 million of restructuring-related costs associated with Project Renewal for the three months ended June 30, 2012.

Newell Consumer
Net sales for the three months ended June 30, 2012 were $808.4 million, a decrease of $25.4 million, or 3.0%, from $833.8 million for the three months ended June 30, 2011. Core sales decreased 1.3%, and customer pre-buys in advance of the April 2012 SAP go-live in Europe contributed an estimated 100 basis points to the core sales decrease. The remaining core sales decline in the Newell Consumer segment was driven by the impact of the European economic environment on the Fine Writing & Luxury Accessories GBU and retail strategy shifts impacting the Décor business within the Home, Organization & Style GBU. These core sales declines were partially offset by low-single-digit core sales growth in the Writing & Creative Expression GBU. Foreign currency had an unfavorable impact of 1.7%.
Operating income for the three months ended June 30, 2012 was $145.6 million, or 18.0% of net sales, an increase of $2.1 million, or 1.5%, from $143.5 million, or 17.2% of net sales, for the three months ended June 30, 2011. The 80 basis point improvement in operating margin is attributable to gross margin expansion, as productivity and pricing more than offset inflation and the impact of operational challenges in the Décor business. In constant currency, SG&A costs as a percentage of net sales remained unchanged as reductions in structural SG&A costs, due primarily to savings from Project Renewal, were comparable to the decline in core sales.
Newell Professional
Net sales for the three months ended June 30, 2012 were $525.4 million, a decrease of $10.9 million, or 2.0%, from $536.3 million for the three months ended June 30, 2011. Core sales increased 1.1% and were adversely impacted by an estimated 350 basis point core sales decrease attributable to customer pre-buys in advance of the April 2012 SAP go-live in Europe. The core sales increase, after adjusting for the pre-buys, was driven by mid-single-digit and double-digit core sales growth in the Construction Tools & Accessories and Industrial Products & Services GBUs, respectively. Foreign currency had an unfavorable impact of 3.1%.
Operating income for the three months ended June 30, 2012 was $63.6 million, or 12.1% of net sales, a decrease of $6.0 million, or 8.6%, from $69.6 million, or 13.0% of net sales, for the three months ended June 30, 2011. The 90 basis point decline in operating margin is attributable to higher SG&A costs and the SAP-related pre-buys which resulted in less leverage of SG&A costs. On a constant currency basis, SG&A as a percentage of net sales increased approximately 100 basis points primarily due to increases in costs to support emerging market expansion.
Baby & Parenting
Net sales for the three months ended June 30, 2012 were $182.4 million, an increase of $7.2 million, or 4.1%, from $175.2 million for the three months ended June 30, 2011. Core sales increased 5.9%, driven primarily by stronger retail sales in the North American markets and continued growth in Asia Pacific. Customer pre-buys in advance of the April 2012 SAP go-live in Europe had the impact of reducing the second quarter core sales growth by an estimated 140 basis points. Foreign currency had an unfavorable impact of 1.8%.
Operating income for the three months ended June 30, 2012 was $19.2 million, or 10.5% of net sales, an increase of $6.2 million, or 47.7%, from $13.0 million, or 7.4% of net sales, for the three months ended June 30, 2011. The 310 basis point increase in operating margin is primarily attributable to productivity and leveraging the cost structure with increased sales volumes as constant currency SG&A costs remained relatively unchanged.
Six Months Ended June 30, 2012 vs. Six Months Ended June 30, 2011
Consolidated Operating Results:
Net sales for the six months ended June 30, 2012 were $2,848.6 million, representing an increase of $29.1 million, or 1.0%, from $2,819.5 million for the six months ended June 30, 2011. The following table sets forth an analysis of changes in consolidated net sales for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 (in millions, except percentages):

Core sales	$71.6	2.5%
Foreign currency	(42.5)	(1.5)
Total change in net sales	$29.1	1.0%
Core sales increased 2.5% compared to the prior year driven by double-digit core sales growth in the Latin America and Asia Pacific regions across substantially all segments. The growth in emerging markets was partially offset by a decline in the Company's European business due to a challenging macroeconomic environment. Excluding foreign currency, sales in North America and international businesses increased 2.0% and 4.1%, respectively, versus the prior year. Foreign currency had the impact of reducing net sales by 1.5%.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2012 was 38.3%, or $1,091.8 million, versus 37.9% of net sales, or $1,069.3 million, for the six months ended June 30, 2011. The primary driver of the 40 basis point gross margin increase was pricing and productivity, partially offset by input cost inflation.
SG&A expenses for the six months ended June 30, 2012 were 26.6% of net sales, or $758.3 million, versus 26.2% of net sales, or $738.6 million, for the six months ended June 30, 2011. In constant currency, SG&A expenses increased $32.2 million primarily due to $29.4 million of incremental investments in brand building and strategic SG&A activities to support new products, marketing initiatives, new market entries and global expansion, partially offset by reduced structural SG&A due to savings realized from ongoing restructuring projects. The remainder of the increase was driven by a $6.2 million increase in restructuring-related costs for the European Transformation Plan and Project Renewal.
The Company recorded restructuring costs of $23.8 million and $6.8 million for the six months ended June 30, 2012 and 2011, respectively. The year-over-year increase in restructuring costs was attributable to Project Renewal, which commenced in October 2011. The restructuring costs for the six months ended June 30, 2012 relate to Project Renewal and the European Transformation Plan and consist of $16.0 million of employee severance, termination benefits and employee relocation costs and $7.8 million of exited contractual commitments and other restructuring costs. The $6.8 million of restructuring costs for the six months ended June 30, 2011 relate to the European Transformation Plan and primarily consist of employee severance, termination benefits and employee relocation costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the six months ended June 30, 2012 was 10.9% of net sales, or $309.7 million, versus 11.5% of net sales, or $323.9 million, for the six months ended June 30, 2011. The 60 basis point decrease in operating margin is primarily attributable to the 50 basis point increase in constant currency SG&A costs as a percentage of net sales and the increase in European Transformation Plan and Project Renewal restructuring costs, partially offset by the 40 basis point increase in gross margin.
Net nonoperating expenses for the six months ended June 30, 2012 were $41.1 million versus $53.0 million for the six months ended June 30, 2011. Excluding the impacts of losses related to extinguishments of debt of $4.8 million, which did not recur in the 2012 period, net nonoperating expenses decreased $7.1 million. Interest expense for the six months ended June 30, 2012 was $40.7 million, a decrease of $2.5 million from $43.2 million for the six months ended June 30, 2011, due to lower average debt levels in 2012.

The Company recognized income tax expense of $77.5 million for the six months ended June 30, 2012, compared to $51.6 million for the six months ended June 30, 2011. The Company's effective tax rate was 28.9% for the six months ended June 30, 2012, compared to 19.0% for the six months ended June 30, 2011. The increase in the effective tax rate is primarily attributable to $11.1 million of income tax expense recorded during the six months ended June 30, 2012 associated with reserves for certain income tax contingencies and other non-cash income tax charges associated with the European Transformation Plan. The effective rate for the six months ended June 30, 2011 was favorably impacted by $20.8 million of benefits attributable to the reversal of taxes accrued for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.
Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$1,448.0	$1,490.2	(2.8)%
Newell Professional	1,036.0	1,003.8	3.2
Baby & Parenting	364.6	325.5	12.0
Total net sales	$2,848.6	$2,819.5	1.0%
The following table sets forth an analysis of changes in net sales in each segment for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	Newell Consumer	Newell Professional	Baby & Parenting
Core sales	(1.6)%	5.3%	13.0%
Foreign currency	(1.2)	(2.1)	(1.0)
Total change in net sales	(2.8)%	3.2%	12.0%

Operating income (loss) by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$221.1	$234.3	(5.6)%
Newell Professional	134.3	129.7	3.5
Baby & Parenting	41.6	20.4	103.9
Restructuring costs	(23.8)	(6.8)	(250.0)
Corporate (1)	(63.5)	(53.7)	(18.2)
Total operating income	$309.7	$323.9	(4.4)%

(1)
Includes restructuring-related costs of $16.6 million and $14.3 million for the six months ended June 30, 2012 and 2011, respectively, associated with the European Transformation Plan and $3.9 million of restructuring-related costs associated with Project Renewal for the six months ended June 30, 2012.

Newell Consumer
Net sales for the six months ended June 30, 2012 were $1,448.0 million, a decrease of $42.2 million, or 2.8%, from $1,490.2 million for the six months ended June 30, 2011. Core sales decreased 1.6% primarily due to continuing challenges in the Décor business within the Home, Organization & Style GBU and a challenging macroeconomic environment in Europe which adversely impacted the Fine Writing & Luxury Accessories GBU, partially offset by mid-single digit core sales growth in the Writing & Creative Expression GBU. Foreign currency had an unfavorable impact of 1.2%.
Operating income for the six months ended June 30, 2012 was $221.1 million, or 15.3% of net sales, a decrease of $13.2 million, or 5.6%, from $234.3 million, or 15.7% of net sales, for the six months ended June 30, 2011. The 40 basis point decline in operating margin is primarily attributable to an increase in SG&A costs. In constant currency, SG&A costs as a percentage of net sales increased 50 basis points due to higher brand building and ongoing strategic SG&A spending, partially offset by a reduction in structural SG&A driven by savings realized from Project Renewal.
Newell Professional
Net sales for the six months ended June 30, 2012 were $1,036.0 million, an increase of $32.2 million, or 3.2%, from $1,003.8 million for the six months ended June 30, 2011. Core sales increased 5.3% with growth across all GBUs, led by double-digit core sales growth in the Industrial Products & Services GBU and mid- and high-single-digit growth in the Technology and Construction Tools & Accessories GBUs, respectively. Foreign currency had an unfavorable impact of 2.1%.
Operating income for the six months ended June 30, 2012 was $134.3 million, or 13.0% of net sales, an increase of $4.6 million, or 3.5%, from $129.7 million, or 12.9% of net sales, for the six months ended June 30, 2011. The increase in operating margin is attributable to an improvement in gross margins due to pricing and productivity, partially offset by input cost inflation and a 40 basis point increase in constant currency SG&A costs as a percentage of sales due to higher brand building and ongoing strategic SG&A spending and structural SG&A to support geographic expansion.
Baby & Parenting
Net sales for the six months ended June 30, 2012 were $364.6 million, an increase of $39.1 million, or 12.0%, from $325.5 million for the six months ended June 30, 2011. Core sales increased 13.0%, which was primarily attributable to improvements in sales at the retail level in North America and sustained growth momentum in the Asia Pacific markets. Foreign currency had an unfavorable impact of 1.0%.
Operating income for the six months ended June 30, 2012 was $41.6 million, or 11.4% of net sales, an increase of $21.2 million, or 103.9%, from $20.4 million, or 6.3% of net sales, for the six months ended June 30, 2011. The 510 basis point increase in operating margin is attributable to increased sales, gross margin gains due to pricing and productivity, and SG&A expense leverage partially offset by input cost inflation. In constant currency, SG&A costs remained relatively unchanged compared to the same period in 2011.

Liquidity and Capital Resources
Cash and cash equivalents increased as follows for the six months ended June 30, (in millions):

	2012	2011
Cash provided by (used in) operating activities	$55.7	$(15.5)
Cash used in investing activities	(82.3)	(116.0)
Cash provided by financing activities	227.8	132.4
Currency effect on cash and cash equivalents	(0.6)	3.1
Increase in cash and cash equivalents	$200.6	$4.0
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
Cash provided by operating activities for the six months ended June 30, 2012 was $55.7 million compared to a use of $15.5 million for the six months ended June 30, 2011. This improvement is primarily attributable to lower incentive compensation and customer program payments and better management of non-operating working capital in 2012, partially offset by increased contributions to the Company's U.S. pension and other retirement plans.
During the six months ended June 30, 2012, the Company obtained net proceeds of $71.1 million from its short-term borrowing arrangements, including commercial paper and its receivables facility, and this compared to $177.8 million of net proceeds from these borrowing arrangements in the six months ended June 30, 2011. The Company's short-term borrowings, which include commercial paper and receivables financing facility, were $175.5 million at June 30, 2012 compared to $313.9 million at June 30, 2011. The reduction in short-term borrowings is primarily due to the issuance of long-term debt during the second quarter of 2012 and use of a portion of the proceeds to pay down short-term borrowings. In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the "2015 Notes") and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the "Notes"). The aggregate net proceeds from the Notes were $495.1 million, which were used in July 2012 to fund the redemption of all of the $436.7 million outstanding principal amount of 5.25% junior convertible subordinated debentures (the "Debentures") that underlie the convertible preferred securities (the "Preferred Securities"), to reduce short-term borrowings and for general corporate purposes.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.

During the six months ended June 30, 2012, the Company retired the $250.0 million outstanding principal amount of the 6.75% medium-term notes (the "2012 Notes") at maturity in March 2012, for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effect of the interest rate swap related to the 2012 Notes. The Company used short-term borrowings to repay the 2012 Notes.
Aggregate dividends paid were $53.3 million and $38.1 million for the six months ended June 30, 2012 and 2011, respectively. The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012.
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). The SRP is authorized to run for a period of three years ending in August 2014. During the six months ended June 30, 2012, the Company repurchased and retired approximately 2.3 million shares pursuant to the SRP for $41.3 million.

Capital expenditures were $85.0 million and $96.1 million for the six months ended June 30, 2012 and 2011, respectively. The largest single capital project in both six month periods was the implementation of SAP, which represented $23.4 million and $28.2 million of capital expenditures for the six months ended June 30, 2012 and 2011, respectively.
Cash paid for restructuring activities was $22.4 million and $20.5 million for the six months ended June 30, 2012 and 2011, respectively, and is included in the cash provided by (used in) operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	June 30, 2012	December 31, 2011	June 30, 2011
Accounts receivable	67	61	66
Inventory	84	68	87
Accounts payable	(54)	(46)	(61)
Cash conversion cycle	97	83	92
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company continues to leverage SAP in North America to improve working capital, and the Company's cash conversion cycle at June 30, 2012 was approximately five days higher than its cash conversion cycle at June 30, 2011, primarily due to the timing of inventory reductions and the impact on working capital of the SAP go-live in Europe.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at June 30, 2012 were $370.8 million, and the Company had an aggregate of $826.5 million of available borrowing capacity under its receivables facility and the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at June 30, 2012 was $210.4 million compared to $487.1 million at December 31, 2011, and the current ratio at June 30, 2012 was 1.09:1 compared to 1.29:1 at December 31, 2011. The decrease in working capital and the current ratio is primarily attributable to the increase in current portion of long-term debt compared to December 31, 2011, since the current portion of long-term debt at June 30, 2012 includes $500.0 million of medium-term notes maturing in April 2013 as well as $436.7 million of the Company's Debentures which were called for redemption in June 2012 and redeemed in July 2012.

•
The Company monitors its overall capitalization by evaluating total debt to total capitalization. Total debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’

equity, less cash. Total debt to total capitalization was 0.52:1 at June 30, 2012 and December 31, 2011.
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
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders' discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility. As of June 30, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility while commercial paper obligations outstanding were $173.5 million, resulting in $626.5 million of borrowing capacity available under the Facility.
In September 2011, the Company renewed its 364-day receivables financing facility that provides for maximum borrowings of up to $200.0 million. Unless it is extended, the receivables facility will expire in September 2012. As of June 30, 2012, no borrowings were outstanding under the receivables facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the six months ended June 30, (in millions):

	2012		2011
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$392.8	$232.9	$214.5	$115.3
Receivables financing facility	200.0	101.9	200.0	140.6
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt, excluding the junior convertible subordinated debentures, divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) a specified dollar amount ranging from $550.0 million to $750.0 million related to impairment charges incurred by the Company. As of June 30, 2012, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, $626.5 million, and the receivables facility, $200.0 million, and utilize the $826.5 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.5 billion and $2.2 billion as of June 30, 2012 and December 31, 2011, respectively. During the six months ended June 30, 2012, the Company repaid the $250.0 million outstanding principal amount of the 6.75% medium-term notes due March 2012 at maturity. As of June 30, 2012, the current portion of long-term debt and short-term debt totaled $1,121.8 million, including $436.7 million outstanding amount of the Debentures that were repaid in July 2012, $500.0 million principal amount of the 5.5%

senior notes due April 2013 and $173.5 million of commercial paper obligations.
In June 2012, the Company completed the offering and sale of the Notes. The aggregate net proceeds from the Notes were $495.1 million, which were used to fund the redemption of all of the $436.7 million outstanding amount of the Debentures in July 2012, to reduce short-term borrowings and for general corporate purposes.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Average outstanding debt	$2,307.2	$2,487.3	$2,235.5	$2,415.8
Average interest rate (1)	3.6%	3.5%	3.7%	3.6%

(1)	The average interest rate includes the impacts of outstanding and previously-settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 18.5% and 17.7% of total debt as of June 30, 2012 and December 31, 2011, respectively. The increase in floating-rate debt is primarily due to an increase of $71.9 million in short-term debt outstanding at June 30, 2012 compared to December 31, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest.
Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or interest rates decline further, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the six months ended June 30, 2012, the Company contributed $32.9 million to its U.S. pension plan, a majority of which was required to be contributed based on the funded status of the plan.
Dividends
The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012. The Company intends to maintain dividends at a level such that operating cash flows can be used to repay outstanding debt and improve its investment grade credit rating.
The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the six months ended June 30, 2012, the Company repurchased 2.3 million shares pursuant to the SRP for $41.3 million, and such shares were immediately retired. Since the SRP's inception, the Company has repurchased and retired a total of 5.7 million shares for $87.4 million. During July 2012, the Company purchased an additional 0.5 million shares at an aggregate cost of $8.8 million. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

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

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including current portion of long-term debt of $946.3 million (of which $436.7 million was repaid in July 2012) and short-term debt of $175.5 million, primarily representing commercial paper obligations.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. During the three months ended June 30, 2012, the Company completed the offering and sale of $500.0 million aggregate principal amount of unsecured senior notes due 2015 and 2022. In addition, the Company initiated a tender offer to redeem all of the $436.7 million outstanding 5.25% junior convertible subordinated debentures (the "Debentures") underlying the 5.25% convertible preferred securities. Additional details regarding the debt obligations are provided in Footnote 6 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the effect the Company's outstanding debt obligations as of June 30, 2012 are expected to have on the Company's cash flows in the indicated period as well as the timing of interest payments on borrowings outstanding (in millions):

	Payments Due in Year Ending December 31,
	Total	2012 (1)	2013 and 2014	2015 and 2016	2017 and Later
Debt (2)	$2,494.2	$618.8	$503.0	$250.0	$1,122.4
Interest on debt (3)	$485.1	$47.1	$132.3	$111.1	$194.6

(1)
Represents amounts due for the remainder of 2012 including $173.5 million of commercial paper outstanding at June 30, 2012 and $436.7 million principal amount of the Debentures classified as current portion of long-term debt at June 30, 2012.

(2)
Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of June 30, 2012. For further information relating to these obligations, see Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

(3)	Interest on floating rate debt was estimated using the rate in effect as of June 30, 2012.

Except as noted below, there were no material changes to the Company's other commitments and obligations, including lease commitments and purchase obligations, during the three and six months ended June 30, 2012.
During the six months ended June 30, 2012, the Company entered into new real estate leases with initial or extended terms ranging from 5 to 10 years that increases the Company's lease commitments by approximately $85.6 million compared to the $408.2 million of lease commitments disclosed in the Company's Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies
There have been no significant changes to the Company's critical accounting policies since the filing of its Form 10-K for the year ended December 31, 2011.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, the European Transformation Plan, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring and restructuring-related costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings (including raw material and sourced product inflation, productivity and streamlining), synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4. Controls and Procedures
As of June 30, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
The internal control over financial reporting at the Company's Europe, Middle East and Africa operations changed during the quarter ended June 30, 2012 due to the implementation of SAP. The implementation was successful and did not have an adverse effect on the Company's internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting at the Company's other businesses that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
4/1/12-4/30/12	492,500		$17.40	492,500	$228,920,502
5/1/12-5/31/12	177,615	(2)	18.23	164,200	225,931,845
6/1/12-6/30/12	736,409	(2)	18.14	735,800	212,584,716
Total	1,406,524		$17.89	1,392,500	$212,584,716
 __________________

(1)
On August 12, 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average per share purchase price for April, May and June 2012 were $17.40, $18.20 and $18.14, respectively.

(2)
All shares purchased by the Company during the quarter ended June 30, 2012 other than those purchased under the SRP were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In May and June 2012, in addition to the shares purchased under the SRP, the Company purchased 13,415 shares (average price: $18.66) and 609 shares (average price: $18.31), respectively, in connection with vesting of employees' stock-based awards.

Item 6. Exhibits

4.1
Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 11, 2012).

4.2
Form of 2.000% Note due 2015 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 11, 2012).

4.3
Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 11, 2012).

10.1
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

NEWELL RUBBERMAID INC.
Registrant

Date:	August 7, 2012	/s/ Juan R. Figuereo
Juan R. Figuereo
Chief Financial Officer

Date:	August 7, 2012	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer