Form 10-Q
period 2012-09-30
NEWELL RUBBERMAID INC
filed 2012-11-06
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2012: 287.6 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$1,535.3	$1,549.9	$4,383.9	$4,369.4
Cost of products sold	953.0	970.6	2,709.8	2,720.8
GROSS MARGIN	582.3	579.3	1,674.1	1,648.6
Selling, general and administrative expenses	380.2	383.4	1,138.5	1,122.0
Impairment charges	—	382.6	—	382.6
Restructuring costs	13.7	5.5	37.5	12.3
OPERATING INCOME (LOSS)	188.4	(192.2)	498.1	131.7
Nonoperating expenses:
Interest expense, net	18.0	21.8	58.7	65.0
Losses related to extinguishments of debt	6.8	—	6.8	4.8
Other (income) expense, net	(1.2)	6.0	(0.8)	11.0
Net nonoperating expenses	23.6	27.8	64.7	80.8
INCOME (LOSS) BEFORE INCOME TAXES	164.8	(220.0)	433.4	50.9
Income tax expense (benefit)	58.2	(53.6)	135.7	(2.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS	106.6	(166.4)	297.7	52.9
Income (loss) from discontinued operations, net of tax	1.7	(11.2)	1.7	(8.1)
NET INCOME (LOSS)	$108.3	$(177.6)	$299.4	$44.8
Weighted average shares outstanding:
Basic	290.7	290.8	291.7	294.2
Diluted	292.7	290.8	293.8	296.8
Earnings per share:
Basic:
Income (loss) from continuing operations	$0.37	$(0.57)	$1.02	$0.18
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.03)
Net income (loss)	$0.37	$(0.61)	$1.03	$0.15
Diluted:
Income (loss) from continuing operations	$0.36	$(0.57)	$1.01	$0.18
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.03)
Net income (loss)	$0.37	$(0.61)	$1.02	$0.15
Dividends per share	$0.10	$0.08	$0.28	$0.21
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET INCOME (LOSS)	$108.3	$(177.6)	$299.4	$44.8

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	30.7	(79.5)	26.2	(24.7)
Change in unrecognized pension and other postretirement costs	0.7	4.2	7.6	15.3
Derivative hedging (loss) gain	(1.2)	3.1	(2.9)	1.2
Total other comprehensive income (loss), net of tax	30.2	(72.2)	30.9	(8.2)

COMPREHENSIVE INCOME (LOSS)	$138.5	$(249.8)	$330.3	$36.6

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250.1	$170.2
Accounts receivable, net	1,074.3	1,002.0
Inventories, net	822.8	699.9
Deferred income taxes	115.8	130.7
Prepaid expenses and other	161.3	145.2
TOTAL CURRENT ASSETS	2,424.3	2,148.0
PROPERTY, PLANT AND EQUIPMENT, NET	549.6	551.4
GOODWILL	2,355.7	2,366.0
OTHER INTANGIBLE ASSETS, NET	661.4	666.1
OTHER ASSETS	372.3	429.4
TOTAL ASSETS	$6,363.3	$6,160.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$530.0	$468.5
Accrued compensation	144.8	131.4
Other accrued liabilities	673.4	693.5
Short-term debt	291.0	103.6
Current portion of long-term debt	507.0	263.9
TOTAL CURRENT LIABILITIES	2,146.2	1,660.9
LONG-TERM DEBT	1,366.1	1,809.3
OTHER NONCURRENT LIABILITIES	784.2	838.1
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	305.3	305.3
Outstanding shares, before treasury:
2012 – 305.3
2011 – 305.3
Treasury stock, at cost:	(447.5)	(432.8)
Shares held:
2012 – 17.7
2011 – 17.0
Additional paid-in capital	623.0	586.3
Retained earnings	2,258.6	2,097.3
Accumulated other comprehensive loss	(676.1)	(707.0)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,063.3	1,849.1
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	2,066.8	1,852.6
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,363.3	$6,160.9

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2012	2011
OPERATING ACTIVITIES:
Net income	$299.4	$44.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122.1	121.1
Impairment charges	—	382.6
(Gain) loss on disposal of discontinued operations	(5.2)	13.9
Losses related to extinguishments of debt	6.8	4.8
Deferred income taxes	72.7	12.1
Non-cash restructuring costs (benefits)	1.3	(1.5)
Stock-based compensation expense	26.3	28.4
Other, net	8.9	13.2
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(61.5)	5.1
Inventories	(119.9)	(188.1)
Accounts payable	59.4	55.4
Accrued liabilities and other	(53.1)	(212.0)
NET CASH PROVIDED BY OPERATING ACTIVITIES	357.2	279.8
INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	(26.5)	(20.0)
Capital expenditures	(130.2)	(151.2)
Proceeds from sales of businesses and other noncurrent assets	20.9	39.0
Other	(3.2)	(7.2)
NET CASH USED IN INVESTING ACTIVITIES	(139.0)	(139.4)
FINANCING ACTIVITIES:
Short-term borrowings, net	186.4	98.9
Payments on and for the settlement of notes payable and debt	(696.3)	(150.8)
Proceeds from issuance of debt, net of debt issuance costs	495.1	3.3
Repurchase and retirement of shares of common stock	(67.2)	(24.4)
Cash consideration paid for exchange of convertible notes (1)	—	(3.1)
Cash dividends	(82.4)	(61.6)
Excess tax benefits related to stock-based compensation	11.6	—
Other, net	11.1	(4.5)
NET CASH USED IN FINANCING ACTIVITIES	(141.7)	(142.2)
Currency rate effect on cash and cash equivalents	3.4	1.1
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	79.9	(0.7)
Cash and cash equivalents at beginning of period	170.2	139.6
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$250.1	$138.9

(1)
Consideration provided in connection with the convertible notes exchanged in March 2011 consisted of cash as well as issuance of shares of the Company’s common stock, which issuance is not included in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2012.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In June 2011, the FASB issued ASU 2011-05, "Presentation of Comprehensive Income," which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders’ equity. Effective January 1, 2012, the Company adopted ASU 2011-05 as amended by ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." ASU 2011-12 defers the effective date of provisions in ASU 2011-05 that require presentation of reclassifications out of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. The Company adopted ASU 2011-05 and ASU 2011-12 beginning January 1, 2012 and has elected to present items of net income and other comprehensive income in two consecutive statements.

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed by the Company after January 1, 2012. The Company adopted the guidance in ASU 2011-08 for its annual goodwill impairment test performed during the three months ended September 30, 2012, and the adoption of the guidance did not have a material impact on the Company's goodwill impairment test.

In July 2012, the FASB issued ASU 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted the provisions of ASU 2012-02 effective July 1,

2012, which coincides with its annual impairment tests for the year ending December 31, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company's indefinite-lived intangibles impairment test results.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had approximately $60.3 million of net monetary assets denominated in Bolivar Fuertes as of September 30, 2012 which are subject to changes in value based on changes in the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of Bolivar Fuertes versus the U.S. Dollar will result in one-time benefits (charges) in each reporting period during which such exchange rate changes become effective. Foreign currency exchange through the SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. During the three and nine months ended September 30, 2012, the Company’s Venezuelan operations generated 1% or less of consolidated net sales.
Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company's best estimate of operating results and foreign currency exchange rates. The Company's quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company's consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss).
Reclassifications
Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Footnote 2 — Discontinued Operations
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. for cash consideration of $51.0 million, $8.0 million of which were held in escrow for a period of one year following the transaction date. As of September 30, 2012, all conditions related to the escrow were satisfied and resolved, and the Company had received $7.8 million from the escrow and recognized the proceeds as a gain from the sale of the hand torch and solder business in discontinued operations.

The following table provides a summary of amounts included in discontinued operations, which primarily relate to the hand torch and solder business (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$—	$2.8	$—	$58.8
Income from discontinued operations, net of income tax expense of $2.0 and $3.4 for the three and nine months ended September 30, 2011, respectively	$—	$4.0	$—	$7.1
Gain (loss) on disposal, including income tax expense of $3.4 for the three and nine months ended September 30, 2012, and income tax expense of $1.3 for the three and nine months ended September 30, 2011	1.7	(15.2)	1.7	(15.2)
Income (loss) from discontinued operations, net of tax	$1.7	$(11.2)	$1.7	$(8.1)

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the nine months ended September 30, 2012, the Company repurchased 3.8 million shares pursuant to the SRP for $67.2 million, and such shares were immediately retired. Through September 30, 2012, the Company has repurchased and retired 7.2 million shares at an aggregate cost of $113.3 million, since the commencement of the SRP in August 2011.

The following table displays the components of accumulated other comprehensive loss as of September 30, 2012 (in millions):

	Foreign Currency Translation (Loss) Income	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging Income (Loss), Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(207.1)	$(501.3)	$1.4	$(707.0)
Current period change	26.2	7.6	(2.9)	30.9
Balance at September 30, 2012	$(180.9)	$(493.7)	$(1.5)	$(676.1)

The following table depicts the components of other comprehensive income (loss) presented on a pretax basis and the associated income tax impact (in millions):

	Foreign Currency Translation (Loss) Income	Change in Unrecognized Pension & Other Postretirement Costs	Derivative Hedging Income (Loss)	Other Comprehensive Income (Loss)
Three months ended September 30, 2012
Pretax	$30.7	$2.7	$(1.5)	$31.9
Tax (expense) benefit	—	(2.0)	0.3	(1.7)
After-tax	$30.7	$0.7	$(1.2)	$30.2
Three months ended September 30, 2011
Pretax	$(79.5)	$5.7	$4.2	$(69.6)
Tax (expense) benefit	—	(1.5)	(1.1)	(2.6)
After-tax	$(79.5)	$4.2	$3.1	$(72.2)

Nine months ended September 30, 2012
Pretax	$26.2	$13.8	$(4.1)	$35.9
Tax (expense) benefit	—	(6.2)	1.2	(5.0)
After-tax	$26.2	$7.6	$(2.9)	$30.9
Nine months ended September 30, 2011
Pretax	$(24.7)	$20.0	$2.0	$(2.7)
Tax (expense) benefit	—	(4.7)	(0.8)	(5.5)
After-tax	$(24.7)	$15.3	$1.2	$(8.2)

Footnote 4 — Restructuring Costs
Project Renewal

In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. In connection with the program, the Company consolidated three operating groups into two and 13 global business units into nine. In addition, the consolidation of a limited number of manufacturing facilities and distribution centers will be implemented as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. The Company expected to record pretax restructuring charges of $90 to $100 million for Project Renewal, of which $75 to $90 million were expected to be cash costs.

The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Employee severance, termination benefits and relocation costs	$5.1	$17.8
Exited contractual commitments and other	2.0	7.5
	$7.1	$25.3

Project Renewal restructuring charges since inception through September 30, 2012 were $56.5 million.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2012 (in millions):

	December 31, 2011			September 30, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$11.2	$17.8	$(15.8)	$13.2
Exited contractual commitments and other	4.5	7.5	(7.4)	4.6
	$15.7	$25.3	$(23.2)	$17.8

The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2012 aggregated by reportable business segment (in millions):

	December 31, 2011			September 30, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Newell Consumer	$8.7	$12.2	$(11.3)	$9.6
Newell Professional	2.4	9.1	(6.4)	5.1
Baby & Parenting	1.8	0.7	(1.8)	0.7
Corporate	2.8	3.3	(3.7)	2.4
	$15.7	$25.3	$(23.2)	$17.8

In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company's Consumer and Professional groups will be eliminated and the Company's nine global business units will be streamlined into six business segments. In connection with the expansion, the Company expects to incur incremental cash costs of $225 to $250 million, approximately 80% of which are employee-related cash costs, including severance, retirement, and other termination benefits and costs. The Company also expects to record incremental pretax restructuring charges in the range of $250 to $275 million over the same period. Cumulative costs of the expanded Project Renewal are now expected to be $340 to $375 million pretax, with cash costs of $300 to $340 million. Due to the expansion, Project Renewal is now expected to be complete by mid-2015.
European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to facilitate a more efficient and cost effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to approximately 10%.
The European Transformation Plan is expected to result in cumulative restructuring charges totaling between $35 and $40 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company expects the European Transformation Plan to be substantially complete by December 31, 2012.

Restructuring charges incurred in connection with the European Transformation Plan are reported in the Company's Corporate segment and were as follows for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended		Since inception through September 30, 2012
	September 30,		September 30,
	2012	2011	2012	2011
Restructuring charges	$6.6	$5.5	$12.2	$12.3	$31.1

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for the nine months ended September 30, 2012 (in millions):

	December 31, 2011			September 30, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$6.0	$9.7	$(5.9)	$9.8
Exited contractual commitments and other	2.1	2.5	(1.7)	2.9
	$8.1	$12.2	$(7.6)	$12.7
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
A summary of activity in accrued restructuring reserves for the nine months ended September 30, 2012 is as follows (in millions):

	December 31, 2011			September 30, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$3.3	$—	$(1.5)	$1.8
Exited contractual commitments and other	5.9	—	(0.9)	5.0
	$9.2	$—	$(2.4)	$6.8

The following table depicts the activity in accrued restructuring reserves for the nine months ended September 30, 2012 aggregated by reportable business segment (in millions):

	December 31, 2011			September 30, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Newell Consumer	$2.7	$—	$(0.1)	$2.6
Newell Professional	3.7	—	(0.6)	3.1
Corporate	2.8	—	(1.7)	1.1
	$9.2	$—	$(2.4)	$6.8
The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2012	2011	2012	2011
Newell Consumer	$1.3	$—	$12.2	$—
Newell Professional	4.3	—	9.1	—
Baby & Parenting	0.5	—	0.7	—
Corporate	7.6	5.5	15.5	12.3
	$13.7	$5.5	$37.5	$12.3

Cash paid for all restructuring activities was $9.5 million and $31.9 million for the three and nine month periods ended September 30, 2012, respectively, and $6.0 million and $26.5 million for the three and nine month periods ended September 30, 2011, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2012	December 31, 2011
Materials and supplies	$142.6	$130.8
Work in process	128.3	105.6
Finished products	551.9	463.5
	$822.8	$699.9

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	September 30, 2012	December 31, 2011
Medium-term notes	$1,869.2	$1,632.3
Junior convertible subordinated debentures	—	436.7
Commercial paper	86.7	—
Receivables facility	200.0	100.0
Other debt	8.2	7.8
Total debt	2,164.1	2,176.8
Short-term debt	(291.0)	(103.6)
Current portion of long-term debt	(507.0)	(263.9)
Long-term debt	$1,366.1	$1,809.3
Interest Rate Swaps

As of September 30, 2012, the Company was party to a fixed-for-floating interest rate swap designated as a fair value hedge. The interest rate swap relates to $250.0 million of the principal amount of the medium-term notes and results in the Company effectively paying a floating rate of interest on the medium-term notes subject to the interest rate swap.

The medium-term note balances at September 30, 2012 and December 31, 2011 include mark-to-market adjustments of $41.3 million and $35.8 million, respectively, to record the fair value of the hedge of the fixed-rate debt, and the mark-to-market adjustment had the effect of increasing the reported value of the medium-term notes. In addition, the unamortized amount as of September 30, 2012 and December 31, 2011, associated with terminated interest rate swaps, $5.7 million and $15.8 million, respectively, is included in the value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $4.9 million and $7.6 million for the three months ended September 30, 2012 and 2011, respectively, and by $16.7 million and $24.1 million for the nine months ended September 30, 2012 and 2011, respectively.
Medium-term Notes

During the three months ended September 30, 2012, the Company repaid and retired $8.5 million principal amount of the extant 6.11% medium-term notes due 2028. During the nine months ended September 30, 2012, the Company repaid and retired $250.0 million principal amount of the 6.75% senior notes (the "2012 Notes") based on the maturity date, for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effect of the interest rate swap related to the 2012 Notes. As of September 30, 2012, the current portion of long-term debt includes $500.0 million principal amount of the 5.5% senior notes due April 2013.

In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the "2015 Notes") and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the "Notes"). The aggregate net proceeds from the Notes were $495.1 million and were used to fund the redemption of all of the $436.7 million of junior convertible subordinated debentures which underlie the outstanding 5.25% convertible preferred securities with an aggregate liquidation preference of $421.2 million, to reduce short-term borrowings and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2015 Notes may be redeemed by the Company at any time and the 2022 Notes may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2022 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2022 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2022 Notes, then the redemption price is equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued interest to such redemption date. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company's Condensed Consolidated Balance Sheet at September 30, 2012 based on their maturity dates in 2015 and 2022.

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
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid approximately $3.1 million in cash and issued approximately 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt during the nine months ended September 30, 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in losses related to extinguishments of debt in the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2011.
Junior Convertible Subordinated Debentures

In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Each of these Preferred Securities was convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million).

The proceeds received by the Subsidiary from the issuance of the Preferred Securities were invested in the Company’s 5.25% Junior Convertible Subordinated Debentures (the “Debentures”), with a scheduled maturity date of December 1, 2027. In addition, the Subsidiary received approximately $15.5 million of the Company’s Debentures as payment for $15.5 million the Company borrowed from the Subsidiary to purchase all of the common equity interests in the Subsidiary. As a result, the Company issued an aggregate of $515.5 million of Debentures, and the Subsidiary was the sole holder of the Debentures.

During the three months ended September 30, 2012, the Company redeemed the $436.7 million of remaining outstanding Debentures. Because the Preferred Securities were mandatorily redeemable upon the retirement of the Debentures at maturity or upon acceleration of the Debentures, the Preferred Securities were concurrently redeemed at 100% of the liquidation preference of $421.2 million. In conjunction with the redemption of the Debentures and the Preferred Securities, the Company received cash proceeds of $15.5 million representing liquidation of the Company's equity interest in the Subsidiary. The Company repaid the Debentures at 100% of their face amount; therefore, substantially all of the $6.0 million loss on extinguishment of the Debentures was due to the write-off of deferred financing costs.

Receivables-Related Borrowings

In September 2012, the Company renewed its 364-day receivables facility that provides for borrowings of up to $200.0 million such that it will expire in September 2013 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of September 30, 2012. The financing subsidiary owned $623.5 million of outstanding accounts receivable as of September 30, 2012, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2012. The Company had outstanding borrowings of $200.0 million under the Receivables Facility as of September 30, 2012, at a weighted average interest rate of 0.9%.

Revolving Credit Facility and Commercial Paper

On December 2, 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Credit Agreement contains customary representations and warranties, covenants and events of default. As of September 30, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the provisions of the Credit Agreement.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of September 30, 2012, the Company had outstanding commercial paper obligations of $86.7 million while no commercial paper obligations were outstanding as of December 31, 2011.

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
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and nine months ended September 30, 2012 and 2011.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2012	December 31, 2011	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swaps	Other assets	$41.3	$35.8	Other liabilities	$—	$—
Forward interest rate swaps	Prepaid expenses and other	1.0	—	Other accrued liabilities	0.7	—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.1	1.9	Other accrued liabilities	0.8	—
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.3	0.5	Other accrued liabilities	—	—
Commodity swap	Prepaid expenses and other	—	—	Other accrued liabilities	1.7	—
Total assets		$42.7	$38.2	Total liabilities	$3.2	$—
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2012 and December 31, 2011.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
Interest rate swaps	Interest expense, net	$2.3	$16.6	$5.5	$15.8
Fixed-rate debt	Interest expense, net	$(2.3)	$(16.6)	$(5.5)	$(15.8)
The Company did not realize any ineffectiveness related to fair value hedges during the three and nine months ended September 30, 2012 and 2011.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and AOCI (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2012	2011	2012	2011
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(0.3)	$(1.5)	$0.5	$(6.2)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	—	(0.3)	(0.1)	(0.6)
Commodity swap	Cost of products sold	(1.4)	—	(1.9)	—
		$(1.7)	$(1.8)	$(1.5)	$(6.8)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Foreign exchange contracts on inventory-related purchases	$(2.0)	$2.5	$(2.1)	$(4.5)
Foreign exchange contracts on intercompany borrowings	(2.0)	2.9	(0.4)	0.8
Forward interest rate swaps	(0.8)	—	0.3	—
Commodity swap	(0.4)	—	(3.6)	—
	$(5.2)	$5.4	$(5.8)	$(3.7)
During the nine months ended September 30, 2012, the Company entered into forward interest rate swap contracts with certain counterparties for an aggregate $250.0 million notional amount (the "Forward Swaps") to swap floating LIBOR rates with a weighted-average fixed rate of 1.8%. The Forward Swaps mature in March 2013. The Forward Swaps are intended to fix the "risk-free" component of the interest rate of the Company's probable debt issuances. The Forward Swaps will unwind and settle when the underlying probable debt issuances are priced, which is expected to occur prior to the maturity date. The Company determined that the Forward Swaps meet the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Forward Swaps have been classified as cash flow hedges. The Company will continue to recognize any unrealized gains or losses arising from the mark-to-market adjustments of the Forward Swaps in AOCI until the issuance of the debt, subsequent to which the Company will record such gains or losses on the Forward Swaps into earnings over the term of the underlying debt. If it becomes no longer probable that the debt issuance will occur, gains or losses arising from the Forward Swaps, including mark-to-market adjustments, will be recognized in earnings immediately.
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
The Company did not realize any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2012 and 2011. As of September 30, 2012, the Company expects to reclassify net losses of $2.4 million into earnings during the next 12 months.

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended September 30, (in millions):

	U.S.		International
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.8	$1.1	$1.6	$1.4
Interest cost on projected benefit obligation	11.5	12.4	6.2	6.2
Expected return on plan assets	(14.9)	(14.9)	(6.2)	(6.6)
Amortization of prior service cost, actuarial loss and other	5.6	4.3	0.5	0.2
Net periodic pension cost	$3.0	$2.9	$2.1	$1.2
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International
	2012	2011	2012	2011
Service cost-benefits earned during the period	$2.4	$3.3	$4.8	$4.4
Interest cost on projected benefit obligation	34.5	37.1	18.6	19.6
Expected return on plan assets	(44.7)	(44.7)	(18.6)	(20.8)
Amortization of prior service cost, actuarial loss and other	16.9	13.0	1.5	2.9
Net periodic pension cost	$9.1	$8.7	$6.3	$6.1
The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost-benefits earned during the period	$0.3	$0.3	$0.9	$0.9
Interest cost on projected benefit obligation	1.8	2.1	5.4	6.3
Amortization of prior service benefit and actuarial loss, net	(0.3)	(0.3)	(0.9)	(0.9)
Net other postretirement benefit costs	$1.8	$2.1	$5.4	$6.3

The Company made a cash contribution to the Company-sponsored profit sharing plan of $18.8 million and $17.6 million during the nine months ended September 30, 2012 and 2011, respectively.

In June 2012, legislation was enacted that is expected to impact the Company's future funding requirements for its U.S. pension plan (the "Plan"). The Company is evaluating the impact of the legislation on the Company's contribution requirements for the Plan.

Footnote 9 — Income Taxes

As of September 30, 2012, there were no significant changes to the Company's unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2011.

The Company's income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company's effective tax rate for the three and nine months ended September 30, 2012 was driven by changes in pretax income and geographical mix in earnings, the unfavorable impact on reserves for certain tax contingencies, the expiration of statutes of limitation and audit settlements, and other non-cash tax charges associated with the European Transformation Plan.
The Company’s effective tax rate for the three and nine months ended September 30, 2011 was impacted by $76.2 million of tax benefits associated with impairment charges recorded during the period. The Company's tax benefit was favorably impacted by

$28.2 million and $49.0 million in the three and nine months ended September 30, 2011, respectively, associated with the realization of unrecognized tax benefits, including interest and penalties, due to the expiration of various worldwide statutes of limitation. The effective tax rate for the three and nine months ended September 30, 2011 was also favorably impacted by a change in the geographical mix in earnings.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator for basic and diluted earnings per share:
Income (loss) from continuing operations	$106.6	$(166.4)	$297.7	$52.9
Income (loss) from discontinued operations	1.7	(11.2)	1.7	(8.1)
Net income (loss)	$108.3	$(177.6)	$299.4	$44.8
Dividends and equivalents for share-based awards expected to be forfeited	—	—	—	0.1
Net income (loss) for basic earnings per share	$108.3	$(177.6)	$299.4	$44.9
Effect of Preferred Securities (1)	—	—	—	—
Net income (loss) for diluted earnings per share	$108.3	$(177.6)	$299.4	$44.9
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	288.0	290.8	288.9	291.1
Share-based payment awards classified as participating securities (2)	2.7	—	2.8	3.1
Denominator for basic earnings per share	290.7	290.8	291.7	294.2
Dilutive securities (3)	2.0	—	2.1	2.3
Convertible Notes (4)	—	—	—	0.3
Preferred Securities (1)	—	—	—	—
Denominator for diluted earnings per share	292.7	290.8	293.8	296.8
Basic earnings per share:
Income (loss) from continuing operations	$0.37	$(0.57)	$1.02	$0.18
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.03)
Net income (loss)	$0.37	$(0.61)	$1.03	$0.15
Diluted earnings per share:
Income (loss) from continuing operations	$0.36	$(0.57)	$1.01	$0.18
Income (loss) from discontinued operations	0.01	(0.04)	0.01	(0.03)
Net income (loss)	$0.37	$(0.61)	$1.02	$0.15

(1)
As disclosed in Footnote 6, the outstanding Preferred Securities were redeemed on July 16, 2012. The Preferred Securities were anti-dilutive for all periods presented, and therefore, have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for the three months ended September 30, 2012 and 2011 would be increased by $0.6 million and $3.5 million, respectively, and net income for the nine months ended September 30, 2012 and 2011 would be increased by $7.6 million and $10.5 million, respectively. Weighted-average shares outstanding would be increased by 1.4 million and 8.3 million shares for the three months ended September 30, 2012 and 2011, respectively, and 6.0 million and 8.3 million shares for the nine months ended September 30, 2012 and 2011, respectively.

(2)
Share-based payment awards classified as participating securities are anti-dilutive for the three months ended September 30, 2011 and therefore have been excluded from basic and diluted earnings per share calculations. Had these securities been included, the weighted-average shares outstanding would be increased by 3.3 million for the three months ended September 30, 2011.

(3)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 9.4 million and 19.3 million stock options and other securities for the three months ended September 30, 2012 and 2011, respectively, and 9.9 million and 12.1 million stock options and other securities for the nine months ended September 30, 2012 and 2011, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three and nine months ended September 30, 2012 also exclude the weighted average effect of 0.9 million performance stock units outstanding at September 30, 2012 because the securities were anti-dilutive.

(4)
As disclosed in Footnote 6, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011. The Convertible Notes did not meaningfully impact diluted average shares outstanding in periods subsequent to March 31, 2011 because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes is not material. Dilution for the nine months ended September 30, 2011 takes into consideration the period of time the Convertible Notes were outstanding.

Footnote 11 — Stock-Based Compensation
The Company accounts for stock-based compensation pursuant to certain authoritative guidance which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $8.1 million and $11.7 million of pretax stock-based compensation expense during the three months ended September 30, 2012 and 2011, respectively, and $26.6 million and $28.4 million during the nine months ended September 30, 2012 and 2011, respectively.
The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2012 (in millions, except per share value):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2011	15.4	$21	9.8	$5.4
Exercised	(1.5)	8
Forfeited / expired	(1.7)	26
Outstanding at September 30, 2012	12.2	$22	9.9	$14.8
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the nine months ended September 30, 2012 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2011	6.1	$13
Granted	2.0	19
Vested	(2.1)	10
Forfeited	(0.4)	17
Outstanding at September 30, 2012	5.6	$17

During the nine months ended September 30, 2012, the Company awarded 1.0 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting dates depending on the level of achievement of the specified market and service conditions. As of September 30, 2012, 2.1 million PSUs were outstanding, and based on performance through September 30, 2012, recipients of PSUs would be entitled to 1.5 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During 2011, the Company awarded 0.7 million performance stock units which entitle the Company's Chief Executive Officer to shares of the Company's stock if specified market and service conditions are achieved. The performance stock units vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Based on performance through September 30, 2012, the market conditions have been achieved and, accordingly, the performance stock units will vest in July 2013 if the service conditions are achieved. The 0.7 million performance stock units are included in the preceding table as outstanding as of September 30, 2012 and December 31, 2011.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements

The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Description	Fair Value as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$10.8	$8.0	$2.8	$—
Interest rate swaps (2)	41.3	—	41.3	—
Forward interest rate swaps (2)	1.0	—	1.0	—
Foreign currency derivatives (2)	0.4	—	0.4	—
Total	$53.5	$8.0	$45.5	$—
Liabilities
Forward interest rate swaps (2)	$0.7	$—	$0.7	$—
Foreign currency derivatives (2)	0.8	—	0.8	—
Commodity swap (2)	1.7	—	1.7	—
Total	$3.2	$—	$3.2	$—

Description	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$17.7	$7.3	$10.4	$—
Interest rate swaps (2)	35.8	—	35.8	—
Foreign currency derivatives (2)	2.4	—	2.4	—
Total	$55.9	$7.3	$48.6	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($0.4 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively) and other assets ($10.4 million and $12.6 million as of September 30, 2012 and December 31, 2011, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

(2)	The fair values of the Company's derivative instruments are based on valuation models using observable market inputs and as such have been classified as Level 2.
Non-recurring Fair Value Measurements

The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.

During the three months ended September 30, 2012, the Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets and concluded that no impairment charges were necessary. In making the assessment of goodwill and indefinite-lived intangible assets impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management's estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger additional impairment charges.

During the nine months ended September 30, 2012, impairments associated with plans to dispose of certain property, plant and equipment were not material. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
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

The fair values of certain of the Company’s long-term debt are based on quoted market prices (Level 1) and are as follows (in millions):

	September 30, 2012		December 31, 2011
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,953.8	$1,869.2	$1,679.7	$1,632.3
Preferred securities underlying the junior convertible subordinated debentures	—	—	356.0	421.2
The carrying amounts of all other significant debt approximate fair value.

Footnote 13 — Segment Information
Effective January 1, 2012, the Company, as part of Project Renewal, implemented certain changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and of its 13 global business units ("GBU") into nine. One of the two operating groups is primarily consumer-facing ("Newell Consumer"), while the other is primarily commercial-facing ("Newell Professional"). Additionally, while not an operating group, the Baby & Parenting GBU is treated as a stand-alone operating segment. As of September 30, 2012, the Company’s three operating and reportable segments are as follows:

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

In October 2012, the Company announced certain changes to its organizational structure that will significantly impact the Company's business segments. Refer to Footnote 16 for further details.

The comparative information for segment results and identifiable assets has been restated to conform to the 2012 presentation and is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales (1)
Newell Consumer	$814.6	$832.1	$2,262.6	$2,322.3
Newell Professional	535.4	541.6	1,571.4	1,545.4
Baby & Parenting	185.3	176.2	549.9	501.7
	$1,535.3	$1,549.9	$4,383.9	$4,369.4
Operating Income (Loss) (2)
Newell Consumer (5)	$137.9	$128.8	$359.0	$363.1
Newell Professional	70.6	84.5	204.9	214.2
Baby & Parenting	18.3	17.7	59.9	38.1
Impairment charges	—	(382.6)	—	(382.6)
Restructuring costs	(13.7)	(5.5)	(37.5)	(12.3)
Corporate (5)	(24.7)	(35.1)	(88.2)	(88.8)
	$188.4	$(192.2)	$498.1	$131.7

	September 30, 2012	December 31, 2011
Identifiable Assets
Newell Consumer	$1,496.2	$1,363.7
Newell Professional	1,286.4	1,126.3
Baby & Parenting	308.6	305.3
Corporate (3)	3,272.1	3,365.6
	$6,363.3	$6,160.9

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Net Sales (1), (4)
United States	$1,058.8	$1,041.0	$2,981.7	$2,915.1
Canada	94.4	103.3	262.5	284.7
Total North America	1,153.2	1,144.3	3,244.2	3,199.8
Europe, Middle East and Africa	174.4	203.7	537.2	617.2
Latin America	86.4	86.2	245.3	238.4
Asia Pacific	121.3	115.7	357.2	314.0
Total International	382.1	405.6	1,139.7	1,169.6
	$1,535.3	$1,549.9	$4,383.9	$4,369.4
Operating Income (Loss) (2), (6)
United States (5)	$138.3	$(137.3)	$359.0	$86.0
Canada	20.9	25.1	54.4	61.5
Total North America	159.2	(112.2)	413.4	147.5
Europe, Middle East and Africa (5)	3.2	(4.5)	17.0	14.6
Latin America	6.2	4.6	2.6	13.3
Asia Pacific	19.8	(80.1)	65.1	(43.7)
Total International	29.2	(80.0)	84.7	(15.8)
	$188.4	$(192.2)	$498.1	$131.7

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12.1% and 12.5% of consolidated net sales in the three months ended September 30, 2012 and 2011, respectively, and approximately 10.9% of consolidated net sales in the nine months ended September 30, 2012 and 2011.

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

(5)
The United States operating income is after considering $3.2 million and $7.1 million of incremental SG&A costs associated with Project Renewal for the three and nine months ended September 30, 2012, of which $3.2 million relates to the Consumer segment and $3.9 million relates to Corporate. The Europe, Middle East and Africa operating income is after considering $5.4 million and $11.5 million of incremental SG&A costs associated with the European Transformation Plan for the three months ended September 30, 2012 and 2011, respectively, and $22.0 million and $25.8 million for the nine months ended September 30, 2012 and 2011, respectively, all of which is included in Corporate.

(6)	The following table summarizes the restructuring costs and impairment charges by region included in operating income (loss) above (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Restructuring Costs
United States	$5.3	$—	$21.4	$—
Canada	0.3	—	0.8	—
Total North America	5.6	—	22.2	—
Europe, Middle East and Africa	6.1	5.5	11.7	12.3
Latin America	1.7	—	2.6	—
Asia Pacific	0.3	—	1.0	—
Total International	8.1	5.5	15.3	12.3
	$13.7	$5.5	$37.5	$12.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Impairment Charges
United States	$—	$266.8	$—	$266.8
Canada	—	—	—	—
Total North America	—	266.8	—	266.8
Europe, Middle East and Africa	—	9.2	—	9.2
Latin America	—	—	—	—
Asia Pacific	—	106.6	—	106.6
Total International	—	115.8	—	115.8
	$—	$382.6	$—	$382.6

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	September 30, 2012	December 31, 2011
Customer accruals	$252.5	$250.7
Accruals for manufacturing, marketing and freight expenses	106.2	105.1
Accrued self-insurance liabilities	69.2	66.8
Accrued pension, defined contribution and other postretirement benefits	50.0	54.6
Accrued contingencies, primarily legal, environmental and warranty	36.8	37.2
Accrued restructuring (See Footnote 4)	37.3	33.0
Other	121.4	146.1
Other accrued liabilities	$673.4	$693.5
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $42.8 million and $39.7 million as of September 30, 2012 and December 31, 2011, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
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
Environmental Matters
As of September 30, 2012, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency ("U.S. EPA") and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of September 30, 2012 ranged between $21.5 million and $25.6 million. As of September 30, 2012, the Company had a reserve of $21.7 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $18.7 million by applying a 5% discount rate to undiscounted obligations of $26.7 million.

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

Footnote 16 — Subsequent Events
Renewal Expansion
In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company's Consumer and Professional groups will be eliminated and the Company's nine global business units will be streamlined into six business segments. The Company will begin reporting under the new structure in the fourth quarter of 2012.

In connection with the expansion of Project Renewal, the Company expects to incur incremental cash costs of $225 to $250 million, approximately 80% of which are employee-related cash costs, including severance, retirement, and other termination benefits and costs. The Company also expects to record pretax restructuring charges in the range of $250 to $275 million over the same period. Cumulative costs of the expanded Project Renewal are now expected to be $340 to $375 million pretax, with cash costs of $300 to $340 million. Project Renewal, as expanded, is expected to be complete by mid-2015.
Dividends
In October 2012, the Company's Board of Directors approved an increase in the quarterly dividend payable to stockholders from $0.10 per share to $0.15 per share, effective with the dividend payable in December 2012.

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
Effective January 1, 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in the consolidation of the Company's three operating groups into two and the consolidation of its 13 global business units into nine. One of the two operating groups is consumer-facing ("Newell Consumer"), while the other is commercial-facing ("Newell Professional"). In addition, while not an operating group, the Baby & Parenting global business unit is treated as a stand-alone operating segment.
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
Organizational Structure
The Company’s core organizing concept is the global business unit (“GBU”) and each GBU supports one or more of the Company’s key brands worldwide, with a focus on developing and marketing differentiated products designed to meet consumers’ needs. The GBU structure positions the business units to leverage research and development, branding, marketing and innovation on a global basis and facilitates the Company’s objective of optimizing working capital and shared resources. As of September 30, 2012, the Company’s nine GBUs comprise the Company's three operating segments as follows:

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

In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company's Consumer and Professional groups will be eliminated and the Company's nine global business units will be streamlined into six business segments. The six business segments and the brands included in each of the six business segments are as follows:

•	Tools: Irwin® and Lenox® tools and Dymo® industrial

•	Commercial Products: Rubbermaid Commercial Products® and Rubbermaid® Healthcare

•	Writing: Sharpie®, Paper Mate®, Expo®, Prismacolor®, Parker® and Waterman®

•	Baby & Parenting: Graco®, Aprica® and Teutonia®

•	Home Solutions: Rubbermaid®, Calphalon®, Levolor®, Kirsch® and Goody®

•	Specialty: Bulldog®, Ashland®, Shur-Line®, Dymo® office, Endicia® and Mimio®

The Company will begin reporting under the new structure in the fourth quarter of 2012.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first nine months of 2012 were impacted by the following factors:

•
Core sales, which exclude foreign currency, increased 2.2% in the first nine months of 2012 compared to the same period last year. New products, geographic expansion and core sales growth in emerging markets were the primary drivers of the core sales growth, with double-digit core sales growth in Latin America and Asia Pacific. Deteriorating macroeconomic conditions in Western Europe and lower merchandising in Europe in advance of the SAP go-live adversely impacted core sales and were the primary drivers of a 4.7% core sales decline in the Europe, Middle East, and Africa region.

•
Core sales increased 4.3% in Newell Professional, with growth across the segment led by high-single-digit growth in the Industrial Products & Services GBU and mid-single-digit growth in the Commercial Products and Construction Tools & Accessories GBUs. Core sales grew 11.2% in Baby & Parenting, with improved retail-level sales in North America and sustained momentum in the Asia Pacific region. Newell Consumer realized a core sales decline of 1.2%, primarily due to continued operational challenges in the Décor business (Levolor window treatments) within the Home, Organization & Style GBU and challenges in the Culinary and Décor businesses related to a change in merchandising strategy at a significant retail customer.

•
Input and sourced product cost inflation was more than offset by pricing and productivity which resulted in a 50 basis point improvement in gross margins compared to the same period in 2011. The Company's gross margins increased despite continued operational challenges in the Décor business within the Home, Organization & Style GBU and pressures due to uncertain macroeconomic conditions in Western Europe.

•
Continued focused spend for strategic SG&A activities to drive sales, enhance the new product pipeline, develop growth platforms and expand geographically. During the first nine months of 2012, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:

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

•
Continued support for “Irwinization” marketing and merchandising initiatives, including the Irwin National Tradesmen Day, “Blue wall” and other merchandising vehicles that get the Irwin® brand and new innovations in front of contractors in a more effective way;

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

•	Supported new innovations in Baby & Parenting, including the Graco® Fast-Action and Ready2Grow™ travel systems which are driving significant market share gains; and,

•
Supported the launch of the Rubbermaid® Clean & Dry Plunger with NeverWet™ nanotech coating which forms a shield that repels water, Rubbermaid® Bathroom Scrubbers with four tools to choose from, and Rubbermaid® LunchBlox™ – a collection of customizable, modular food storage containers that snap together to save space and stay organized in lunch bags.

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

•
Improved the Company's capital structure by completing the offering and sale of $500.0 million unsecured senior notes, consisting of $250.0 million principal amount of 2.0% notes due 2015 and $250.0 million principal amount of 4.0% notes due 2022, the aggregate proceeds of which were used in July 2012 to redeem the $436.7 million of outstanding 5.25% junior convertible subordinated debentures due December 2027 underlying the Company's 5.25% convertible preferred securities.

•
Retired $250.0 million principal amount of the 6.75% medium-term notes (the "2012 Notes") upon maturity, for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effect of the interest rate swap related to the 2012 Notes.

•
Continued the $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired an additional 3.8 million shares of common stock for $67.2 million during the first nine months of 2012.

•	Increased the Company's quarterly dividend by 25% from $0.08 per share to $0.10 per share, which took effect with the Company's dividend paid in June 2012.

In October 2012, the Company announced the expansion of Project Renewal such that the cumulative pretax costs of the expanded Project Renewal are now expected to be $340 to $375 million, with cash costs of $300 to $340 million and annualized savings of approximately $270 to $325 million. Project Renewal is expected to be complete by mid-2015.

In October 2012, the Company increased the quarterly dividend by 50% from $0.10 per share to $0.15 per share, effective with the Company's dividend payable in December 2012.

The Company expects its financial results for the remainder of 2012 could be impacted both positively and negatively by the continued momentum of the Company's growth businesses; the impact of macroeconomic, fiscal policy and political uncertainty in the U.S. and Western Europe; and, the degree to which the Company accelerates brand building investments.
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
In connection with the program, the Company expected to incur cash costs of $75 to $90 million and record pretax restructuring charges in the range of $90 to $100 million, the majority of which were employee-related cash costs, including severance, retirement, and other termination benefits and costs. The consolidation of a limited number of manufacturing facilities and distribution centers has also been initiated as part of the program, with the goal of increasing operational efficiency, reducing costs, and improving gross margin, and the Company estimated a total net headcount reduction of approximately 500 resulting from Project Renewal.
During the first nine months of 2012, the Company continued the execution of the closure of the Newell Consumer segment's Greenville, Texas manufacturing facility aiming to consolidate operations of the facility into the Company's existing facilities in the states of Kansas and Ohio. The Company also began implementing a distribution center consolidation in the Newell Consumer segment as well as a project to align the Newell Consumer GBUs' sales and marketing organizations with the Company's newly created Customer Development Organization. In the Newell Professional segment, the Company began reorganizing its sales and marketing functions within certain GBUs, began a project to consolidate certain distribution operations and began a project to close one of its U.S. manufacturing facilities. Through September 30, 2012, the Company has incurred restructuring and restructuring-related charges of approximately $57 million and $7 million, respectively, under Project Renewal. Restructuring-related charges represent incremental SG&A expenses associated with the implementation of Project Renewal.

In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company's Consumer and Professional groups will be eliminated and the Company's nine global business units will be streamlined into six business segments. The Company expects to incur incremental cash costs of $225 to $250 million, approximately 80% of which are employee-related cash costs, including severance, retirement, and other termination benefits and costs, as the Company estimates that the expansion of Project Renewal will result in slightly over a 10% reduction in the global workforce by mid-2015. The Company also expects to record pretax restructuring charges in the range of $250 to $275 million over the same period. Cumulative pretax costs of the expanded Project Renewal are now expected to be $340 to $375 million, with cash costs of $300 to $340 million. Charges of between $55 and $70 million are expected to be incurred in 2012.

The expansion of Project Renewal is expected to generate annualized incremental cost savings of approximately $180 to $225 million. Project Renewal in total is expected to generate annualized costs savings of approximately $270 to $325 million when fully implemented by mid-2015, with annualized savings of $90 to $100 million expected by the first half of 2013. The majority of the savings will be reinvested in the business to unlock accelerated growth and to strengthen brand building and selling capabilities in priority markets around the world.
European Transformation Plan
In June 2010, the Company announced a program to simplify and centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to facilitate a more efficient and cost-effective implementation of SAP, an enterprise resource planning system, in Europe, all with the aim of increasing operating margin in the European region to approximately 10%.
The European Transformation Plan is expected to result in aggregate restructuring and other plan-related costs of $110 to $115 million. The European Transformation Plan is expected to be completed by the end of 2012 and is expected to result in cumulative restructuring charges totaling between $35 and $40 million, substantially all of which are employee-related cash costs, including severance, retirement, and other termination benefits and relocation costs. The Company also expects to incur an additional $75 to $80 million of incremental selling, general and administrative expenses, referred to herein as restructuring-related charges, to implement the European Transformation Plan. Through September 30, 2012, the Company has incurred cumulative restructuring and restructuring-related charges of approximately $31 million and $75 million, respectively, under the European Transformation Plan. The Company expects to realize cumulative annual after-tax savings of $55 to $65 million upon completion of the implementation of the European Transformation Plan, the majority of which have been realized and were included in the Company's 2011 operating results.
In April 2012, the Company migrated its enterprise resource planning systems in Europe to SAP and began operating in a centralized European business model. The new operating structure affected and is expected to continue to affect the Company's assessment of the realizability of certain income tax assets in Europe and the Company's uncertain income tax positions in Europe. These assessments adversely impacted the Company's income tax expense by $15 million in the first nine months of 2012, and ongoing assessments of these matters could favorably or unfavorably impact the Company's income tax expense in future periods. Since the Company reports sales and operating income based on the region from which the products are shipped and invoiced to external customers and the new model defines how certain regions import and export products, the new model impacted the regions in which the Company's sales and operating income are reported in the second and third quarters of 2012 and will continue to impact the comparability of the Company's geographic reporting for the remainder of 2012. Compared to prior periods, the new model generally results in the European region's sales and operating income being lower with corresponding increases in the Company's other regions.
One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its GBUs, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. The Company is also migrating multiple legacy systems and users to a common SAP global information system platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through September 30, 2012, the North American and European operations of substantially all of the Company's nine GBUs have successfully gone live with their SAP implementation efforts.
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of September 30, 2012, the Company’s Venezuelan subsidiary had approximately $60.3 million of net monetary assets denominated in Bolivar Fuertes at the SITME rate of 5.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in a one-time estimated pretax charge (benefit) of $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $5 million and $2 million, respectively.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Net sales	$1,535.3	100.0%	$1,549.9	100.0%	$4,383.9	100.0%	$4,369.4	100.0%
Cost of products sold	953.0	62.1	970.6	62.6	2,709.8	61.8	2,720.8	62.3
Gross margin	582.3	37.9	579.3	37.4	1,674.1	38.2	1,648.6	37.7
Selling, general and administrative expenses	380.2	24.8	383.4	24.7	1,138.5	26.0	1,122.0	25.7
Impairment charges	—	—	382.6	24.7	—	—	382.6	8.8
Restructuring costs	13.7	0.9	5.5	0.4	37.5	0.9	12.3	0.3
Operating income (loss)	188.4	12.3	(192.2)	(12.4)	498.1	11.4	131.7	3.0
Nonoperating expenses:
Interest expense, net	18.0	1.2	21.8	1.4	58.7	1.3	65.0	1.5
Losses related to extinguishments of debt	6.8	0.4	—	—	6.8	0.2	4.8	0.1
Other (income) expense, net	(1.2)	(0.1)	6.0	0.4	(0.8)	—	11.0	0.3
Net nonoperating expenses	23.6	1.5	27.8	1.8	64.7	1.5	80.8	1.8
Income (loss) before income taxes	164.8	10.7	(220.0)	(14.2)	433.4	9.9	50.9	1.2
Income tax expense (benefit)	58.2	3.8	(53.6)	(3.5)	135.7	3.1	(2.0)	—
Income (loss) from continuing operations	106.6	6.9	(166.4)	(10.7)	297.7	6.8	52.9	1.2
Income (loss) from discontinued operations	1.7	0.1	(11.2)	(0.7)	1.7	—	(8.1)	(0.2)
Net income (loss)	$108.3	7.1%	$(177.6)	(11.5)%	$299.4	6.8%	$44.8	1.0%
Three Months Ended September 30, 2012 vs. Three Months Ended September 30, 2011
Consolidated Operating Results:
Net sales for the three months ended September 30, 2012 were $1,535.3 million, representing a decrease of $14.6 million, or 0.9%, from $1,549.9 million for the three months ended September 30, 2011. The following table sets forth an analysis of changes in consolidated net sales for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 (in millions, except percentages):

Core sales	$23.9	1.5%
Foreign currency	(38.5)	(2.4)
Total change in net sales	$(14.6)	(0.9)%
Core sales increased 1.5%, and foreign currency had the effect of decreasing net sales by 2.4%. Excluding foreign currency, sales in the Company’s North American and international businesses increased 1.1% and 2.8%, respectively. Core sales growth in North America was led by strong growth in the Newell Professional and Baby & Parenting segments as well as a successful back-to-school season for the Writing & Creative Expression GBU. These gains were offset by macroeconomic challenges in Western Europe for the Fine Writing GBU and challenges in the Culinary and Décor businesses related to a change in merchandising strategy by a significant retail customer. Internationally, Latin America and Asia Pacific reported double- and mid-single-digit core sales increases, respectively, which were partially offset by core sales declines in Europe.

Gross margin, as a percentage of net sales, for the three months ended September 30, 2012 was 37.9%, or $582.3 million, versus 37.4%, or $579.3 million, for the three months ended September 30, 2011. The 50 basis point improvement in gross margin was attributable to the impacts of pricing actions realized during the quarter and productivity, partially offset by input and sourced product cost inflation. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
SG&A expenses for the three months ended September 30, 2012 were 24.8% of net sales, or $380.2 million, versus 24.7% of net sales, or $383.4 million, for the three months ended September 30, 2011. In constant currency, SG&A expenses increased $8.1 million when compared to the third quarter of 2011 due to a $6.4 million increase in strategic spending directed towards organic growth in faster growing markets and new categories and other short-term strategic initiatives and an $11.0 million increase in annual incentive compensation costs, partially offset by savings due to structural cost savings initiatives, a $2.9 million decrease in restructuring-related costs compared to the same quarter in 2011, and $4.4 million of incremental costs associated with the Company's Chief Executive Officer transition in 2011 with no similar costs in 2012.
As a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets in 2011, the Company recorded non-cash impairment charges of $382.6 million during the three months ended September 30, 2011, principally relating to the impairment of goodwill in the Company's Baby & Parenting and Hardware GBUs. There were no similar charges recorded during the three months ended September 30, 2012.
The Company recorded restructuring costs of $13.7 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively. The year-over-year increase in restructuring costs is primarily attributable to restructuring projects implemented under Project Renewal announced in October 2011, as well as restructuring costs incurred under the European Transformation Plan. The restructuring costs for the three months ended September 30, 2012 relate to Project Renewal and the European Transformation Plan and consisted of $11.5 million of employee severance, termination benefits and employee relocation costs and $2.2 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2011 relate to employee severance, termination benefits and employee relocation costs incurred in connection with the European Transformation Plan. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended September 30, 2012 was $188.4 million, or 12.3% of net sales, versus an operating loss of $192.2 million, or 12.4% of net sales, for the three months ended September 30, 2011. Excluding the impact of the $382.6 million of impairment charges, which were 24.7% of net sales, operating margin for the three months ended September 30, 2011 would be 12.3% of net sales, comparable to the 12.3% operating margin for the three months ended September 30, 2012.
Net nonoperating expenses for the three months ended September 30, 2012 were $23.6 million versus $27.8 million for the three months ended September 30, 2011. Interest expense for the three months ended September 30, 2012 was $18.0 million, a decrease of $3.8 million from $21.8 million for the three months ended September 30, 2011, primarily due to lower average debt levels. In addition, the Company incurred foreign currency transaction losses in the three months ended September 30, 2011 compared to foreign currency transaction gains in the three months ended September 30, 2012, as currencies generally appreciated against the U.S. Dollar during the three months ended September 30, 2012 compared to depreciating in the prior year period. During the three months ended September 30, 2012, the Company recognized $6.8 million of losses on extinguishment of debt primarily related to the redemption of $436.7 million outstanding principal amount of the junior convertible subordinated debentures underlying the Company's convertible preferred securities.
The Company recognized income tax expense of $58.2 million yielding an effective income tax rate of 35.3% for the three months ended September 30, 2012, compared to an income tax benefit of $53.6 million for the three months ended September 30, 2011. The increase in income tax expense is primarily attributable to pretax income in the third quarter of 2012 and a change in the geographical mix in earnings as well as $8.1 million of income tax expense attributable to charges resulting from tax contingencies and the expiration of various statutes of limitation and audit settlements. The Company incurred a pretax loss in the 2011 period, and the Company was able to benefit a portion of the $382.6 million impairment charges for tax purposes. Additionally, the income tax benefits in the third quarter of 2011 included the favorable impact of $28.2 million of benefits due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.
Income (loss) from discontinued operations during the three months ended September 30, 2012 and 2011 primarily relates to the Company's hand torch and solder business which was sold on July 1, 2011. As of September 30, 2012, all conditions related to the escrow were satisfied and resolved, and the Company had received $7.8 million from the escrow and recognized the proceeds as a gain from the sale of the hand torch and solder business in discontinued operations. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$814.6	$832.1	(2.1)%
Newell Professional	535.4	541.6	(1.1)
Baby & Parenting	185.3	176.2	5.2
Total net sales	$1,535.3	$1,549.9	(0.9)%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Newell Consumer	Newell Professional	Baby & Parenting
Core sales	(0.4)%	2.5%	7.8%
Foreign currency	(1.7)	(3.6)	(2.6)
Total change in net sales	(2.1)%	(1.1)%	5.2%

Operating income (loss) by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer (1)	$137.9	$128.8	7.1%
Newell Professional	70.6	84.5	(16.4)
Baby & Parenting	18.3	17.7	3.4
Impairment charges	—	(382.6)	NM
Restructuring costs	(13.7)	(5.5)	(149.1)
Corporate (2)	(24.7)	(35.1)	29.6
Total operating income (loss)	$188.4	$(192.2)	NM
NM — Not Meaningful

(1)	Includes $3.2 million of restructuring-related costs associated with Project Renewal for the three months ended September 30, 2012.

(2)	Includes restructuring-related costs of $5.4 million and $11.5 million for the three months ended September 30, 2012 and 2011, respectively, associated with the European Transformation Plan.
Newell Consumer
Net sales for the three months ended September 30, 2012 were $814.6 million, a decrease of $17.5 million, or 2.1%, from $832.1 million for the three months ended September 30, 2011. Core sales decreased 0.4% driven by double- and mid-single-digit core sales declines in the Culinary Lifestyles and Home, Organization & Style GBUs largely due to a change in merchandising strategy by a significant retail customer. These core sales declines were partially offset by mid-single-digit core sales growth in the Writing & Creative Expression GBU due to a strong back-to-school season. Foreign currency had an unfavorable impact of 1.7%.
Operating income for the three months ended September 30, 2012 was $137.9 million, or 16.9% of net sales, an increase of $9.1 million, or 7.1%, from $128.8 million, or 15.5% of net sales, for the three months ended September 30, 2011. The 140 basis point improvement in operating margin is attributable to gross margin expansion, as productivity and pricing more than offset inflation and the impact of continued operational challenges in the Décor business. In constant currency, SG&A costs as a percentage of net sales declined 10 basis points as the deferral of brand building and structural SG&A investments was partially offset by Project Renewal restructuring-related costs in 2012.
Newell Professional
Net sales for the three months ended September 30, 2012 were $535.4 million, a decrease of $6.2 million, or 1.1%, from $541.6 million for the three months ended September 30, 2011. Core sales increased 2.5% driven by high-single-digit core sales growth in the Commercial Products GBU, partially offset by a low-single-digit decline in the Construction Tools & Accessories GBU. Foreign currency had an unfavorable impact of 3.6%.
Operating income for the three months ended September 30, 2012 was $70.6 million, or 13.2% of net sales, a decrease of $13.9 million, or 16.4%, from $84.5 million, or 15.6% of net sales, for the three months ended September 30, 2011. The 240 basis point decline in operating margin is attributable to higher SG&A costs. On a constant currency basis, SG&A as a percentage of net sales increased approximately 210 basis points primarily due to sustained investment in selling and marketing resources in certain Professional businesses.
Baby & Parenting
Net sales for the three months ended September 30, 2012 were $185.3 million, an increase of $9.1 million, or 5.2%, from $176.2 million for the three months ended September 30, 2011. Core sales increased 7.8%, driven primarily by stronger retail sales in the North American markets and continued growth in Asia Pacific attributable to new products. Foreign currency had an unfavorable impact of 2.6%.
Operating income for the three months ended September 30, 2012 was $18.3 million, or 9.9% of net sales, an increase of $0.6 million, or 3.4%, from $17.7 million, or 10.0% of net sales, for the three months ended September 30, 2011. The 10 basis point decrease in operating margin is primarily attributable to a 90 basis point increase in constant currency SG&A costs as a percentage of net sales due to increased brand building investments, partially offset by increased gross margins attributable to productivity.
Nine Months Ended September 30, 2012 vs. Nine Months Ended September 30, 2011
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2012 were $4,383.9 million, representing an increase of $14.5 million, or 0.3%, from $4,369.4 million for the nine months ended September 30, 2011. The following table sets forth an analysis of changes in consolidated net sales for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 (in millions, except percentages):

Core sales	$95.7	2.2%
Foreign currency	(81.2)	(1.9)
Total change in net sales	$14.5	0.3%
Core sales increased 2.2% compared to the prior year driven by double-digit core sales growth in the Latin America and Asia Pacific regions across substantially all segments. The growth in emerging markets was partially offset by a decline in the Company's European business due to a challenging macroeconomic environment. Excluding foreign currency, sales in North America and international businesses increased 1.7% and 3.7%, respectively, versus the prior year. Foreign currency had the impact of reducing net sales by 1.9%.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2012 was 38.2%, or $1,674.1 million, versus 37.7% of net sales, or $1,648.6 million, for the nine months ended September 30, 2011. The primary driver of the 50 basis point gross margin increase was pricing and productivity, partially offset by input cost inflation.
SG&A expenses for the nine months ended September 30, 2012 were 26.0% of net sales, or $1,138.5 million, versus 25.7% of net sales, or $1,122.0 million, for the nine months ended September 30, 2011. In constant currency, SG&A expenses increased $40.1 million primarily due to $34.7 million of incremental investments in brand building and strategic SG&A activities to support new products, marketing initiatives, new market entries and global expansion, and a $6.7 million increase in structural SG&A due to increased annual incentive compensation offset by savings from structural cost savings initiatives and ongoing restructuring projects.
As a result of the Company's annual impairment testing of goodwill and indefinite-lived intangible assets in 2011, the Company recorded non-cash impairment charges of $382.6 million during the nine months ended September 30, 2011, principally relating to the impairment of goodwill in the Company's Baby & Parenting and Hardware GBUs. There were no similar charges recorded during the nine months ended September 30, 2012.
The Company recorded restructuring costs of $37.5 million and $12.3 million for the nine months ended September 30, 2012 and 2011, respectively. The year-over-year increase in restructuring costs was attributable to Project Renewal, which commenced in October 2011. The restructuring costs for the nine months ended September 30, 2012 relate to Project Renewal and the European Transformation Plan and consist of $27.5 million of employee severance, termination benefits and employee relocation costs and $10.0 million of exited contractual commitments and other restructuring costs. The $12.3 million of restructuring costs for the nine months ended September 30, 2011 relate to the European Transformation Plan and primarily consist of employee severance, termination benefits and employee relocation costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the nine months ended September 30, 2012 was 11.4% of net sales, or $498.1 million, versus 3.0% of net sales, or $131.7 million, for the nine months ended September 30, 2011. Excluding the impact of the $382.6 million of impairment charges, which were 8.8% of net sales, operating income for the nine months ended September 30, 2011 would be $514.3 million, or 11.8% of net sales, for the nine months ended September 30, 2011. The remaining 40 basis point decrease in operating margin is primarily attributable to the 30 basis point increase in constant currency SG&A costs as a percentage of net sales and the increase in European Transformation Plan and Project Renewal restructuring costs, partially offset by the 50 basis point increase in gross margin.
Net nonoperating expenses for the nine months ended September 30, 2012 were $64.7 million versus $80.8 million for the nine months ended September 30, 2011. Losses related to extinguishments of debt were $6.8 million for the nine months ended September 30, 2012 compared to $4.8 million in the 2011 period. Interest expense for the nine months ended September 30, 2012 was $58.7 million, a decrease of $6.3 million from $65.0 million for the nine months ended September 30, 2011, due to lower average debt levels in 2012. During the nine months ended September 30, 2012, the Company has recognized foreign exchange transactional gains of $2.1 million compared to foreign exchange losses of $11.3 million in the 2011 period, as currencies generally appreciated against the U.S. Dollar during the nine months ended September 30, 2012 compared to depreciating in the prior year period.

The Company recognized income tax expense of $135.7 million for the nine months ended September 30, 2012, compared to an income tax benefit of $2.0 million for the nine months ended September 30, 2011. The Company's effective tax rate was 31.3% for the nine months ended September 30, 2012. The change in income tax expense is primarily attributable to $19.2 million of income tax expense recorded during the nine months ended September 30, 2012 associated with tax contingencies and the expiration of various statutes of limitation and audit settlements. The tax benefit for the nine months ended September 30, 2011 was favorably impacted by the $49.0 million of benefits attributable to the reversal of taxes accrued for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.
Income (loss) from discontinued operations during the nine months ended September 30, 2012 and 2011 primarily relates to the Company's hand torch and solder business which was sold on July 1, 2011. For the nine months ended September 30, 2012, the $1.7 million gain primarily relates to proceeds received from escrow related to the sale of the hand torch and solder business, and the $8.1 million loss for the nine months ended September 30, 2011 includes net income of $7.1 million on net sales of $53.8 million prior to the sale and a $15.2 million net loss recognized on the sale of the hand torch and solder business. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer	$2,262.6	$2,322.3	(2.6)%
Newell Professional	1,571.4	1,545.4	1.7
Baby & Parenting	549.9	501.7	9.6
Total net sales	$4,383.9	$4,369.4	0.3%
The following table sets forth an analysis of changes in net sales in each segment for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Newell Consumer	Newell Professional	Baby & Parenting
Core sales	(1.2)%	4.3%	11.2%
Foreign currency	(1.4)	(2.6)	(1.6)
Total change in net sales	(2.6)%	1.7%	9.6%

Operating income (loss) by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2012	2011	% Change
Newell Consumer (1)	$359.0	$363.1	(1.1)%
Newell Professional	204.9	214.2	(4.3)
Baby & Parenting	59.9	38.1	57.2
Impairment charges	—	(382.6)	NM
Restructuring costs	(37.5)	(12.3)	NM
Corporate (2)	(88.2)	(88.8)	0.7
Total operating income	$498.1	$131.7	NM
NM — Not Meaningful

(1)	Includes $3.2 million of restructuring-related costs associated with Project Renewal for the nine months ended September 30, 2012.

(2)
Includes restructuring-related costs of $22.0 million and $25.8 million for the nine months ended September 30, 2012 and 2011, respectively, associated with the European Transformation Plan and $3.9 million of restructuring-related costs associated with Project Renewal for the nine months ended September 30, 2012.

Newell Consumer
Net sales for the nine months ended September 30, 2012 were $2,262.6 million, a decrease of $59.7 million, or 2.6%, from $2,322.3 million for the nine months ended September 30, 2011. Core sales decreased 1.2% primarily due to continuing challenges in the Décor business within the Home, Organization & Style GBU, a challenging macroeconomic environment in Western Europe which adversely impacted the Fine Writing & Luxury Accessories GBU and core sales declines in the Décor and Culinary Lifestyles businesses due to a change in merchandising strategy by a significant retail customer, partially offset by mid-single digit core sales growth in the Writing & Creative Expression GBU due to a strong back-to-school season. Foreign currency had an unfavorable impact of 1.4%.
Operating income for the nine months ended September 30, 2012 was $359.0 million, or 15.9% of net sales, a decrease of $4.1 million, or 1.1%, from $363.1 million, or 15.6% of net sales, for the nine months ended September 30, 2011. The 30 basis point increase in operating margin is primarily attributable to gross margin expansion, as pricing and productivity more than offset input cost inflation. In constant currency, SG&A costs as a percentage of net sales increased 30 basis points as higher brand building and ongoing strategic SG&A spending were partially offset by a reduction in structural SG&A driven by savings realized from Project Renewal and other structural SG&A cost savings initiatives.
Newell Professional
Net sales for the nine months ended September 30, 2012 were $1,571.4 million, an increase of $26.0 million, or 1.7%, from $1,545.4 million for the nine months ended September 30, 2011. Core sales increased 4.3% with growth across all GBUs, led by high-single-digit core sales growth in the Industrial Products & Services GBU and mid-single-digit core sales growth in the Commercial Products GBU. Foreign currency had an unfavorable impact of 2.6%.
Operating income for the nine months ended September 30, 2012 was $204.9 million, or 13.0% of net sales, a decrease of $9.3 million, or 4.3%, from $214.2 million, or 13.9% of net sales, for the nine months ended September 30, 2011. The decrease in operating margin is attributable to a 100 basis point increase in constant currency SG&A costs as a percentage of sales due to higher brand building and ongoing strategic SG&A spending, structural SG&A to support geographic expansion, and sustained investment in selling and marketing resources in certain Professional businesses.
Baby & Parenting
Net sales for the nine months ended September 30, 2012 were $549.9 million, an increase of $48.2 million, or 9.6%, from $501.7 million for the nine months ended September 30, 2011. Core sales increased 11.2%, which was primarily attributable to improvements in sales at the retail level in North America and sustained growth momentum in the Asia Pacific markets attributable to new products. Foreign currency had an unfavorable impact of 1.6%.
Operating income for the nine months ended September 30, 2012 was $59.9 million, or 10.9% of net sales, an increase of $21.8 million, or 57.2%, from $38.1 million, or 7.6% of net sales, for the nine months ended September 30, 2011. The 330 basis point increase in operating margin is attributable to gross margin improvements due to mix and productivity and SG&A expense leverage partially offset by input cost inflation. In constant currency, total SG&A costs remained relatively unchanged compared to the same period in 2011.

Liquidity and Capital Resources
Cash and cash equivalents increased (decreased) as follows for the nine months ended September 30, (in millions):

	2012	2011
Cash provided by operating activities	$357.2	$279.8
Cash used in investing activities	(139.0)	(139.4)
Cash used in financing activities	(141.7)	(142.2)
Currency effect on cash and cash equivalents	3.4	1.1
Increase (decrease) in cash and cash equivalents	$79.9	$(0.7)
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
Cash provided by operating activities for the nine months ended September 30, 2012 was $357.2 million compared to $279.8 million for the nine months ended September 30, 2011. This improvement is primarily attributable to lower incentive compensation and customer program payments made in 2012, partially offset by increased contributions to the Company's U.S. pension and other retirement plans in 2012.
In July 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. ("Worthington") for cash consideration of $51.0 million, $8.0 million of which were held in escrow of which $7.8 million was released during the nine months ended September 30, 2012. The proceeds from the sale are presented as proceeds from sales of noncurrent assets.
During the nine months ended September 30, 2012, the Company obtained net proceeds of $186.4 million from its short-term borrowing arrangements, including commercial paper and its receivables facility, and this compared to $98.9 million of net proceeds from these borrowing arrangements in the nine months ended September 30, 2011. The Company's short-term borrowings, which include commercial paper and receivables financing facility, were $291.0 million at September 30, 2012 compared to $236.9 million at September 30, 2011. The increase in short-term borrowings is primarily due to the redemption of the 5.25% Junior Convertible Subordinated Debentures (the "Debentures") in July 2012 and the repayment of $250.0 million of medium-term notes that matured in the first quarter of 2012, partially offset by a portion of the proceeds from the issuance of long-term debt during the second quarter of 2012. In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the "2015 Notes") and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the "Notes"). The aggregate net proceeds from the Notes were $495.1 million, which were used in July 2012 to fund the redemption of all of the $436.7 million outstanding principal amount of the Debentures that underlie the convertible preferred securities (the "Preferred Securities"), to reduce short-term borrowings and for general corporate purposes.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
During the nine months ended September 30, 2012, the Company retired the $250.0 million outstanding principal amount of the 6.75% medium-term notes (the "2012 Notes") at maturity in March 2012, for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effect of the interest rate swap related to the 2012 Notes. In July 2012, the Company redeemed the $436.7 million outstanding principal amount of the Debentures that underlie the Preferred Securities. During the third quarter of 2012, the Company repaid an additional $8.5 million outstanding principal amount of the extant 6.11% medium-term notes due 2028 (the "2028 Notes"). The Company used a combination of short-term borrowings and proceeds from the Notes to repay the 2012 Notes, the 2028 Notes and the Debentures.
Aggregate dividends paid were $82.4 million and $61.6 million for the nine months ended September 30, 2012 and 2011, respectively. The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012.
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). The SRP is authorized to run for a period of three years ending in August 2014. During the nine months ended September 30, 2012, the Company repurchased and retired approximately 3.8 million shares pursuant to the SRP for $67.2 million.

Capital expenditures were $130.2 million and $151.2 million for the nine months ended September 30, 2012 and 2011, respectively. The largest single capital project in both nine month periods was the implementation of SAP, which represented $30.7 million and $44.3 million of capital expenditures for the nine months ended September 30, 2012 and 2011, respectively.
Cash paid for restructuring activities was $31.9 million and $26.5 million for the nine months ended September 30, 2012 and 2011, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	September 30, 2012	December 31, 2011	September 30, 2011
Accounts receivable	64	61	58
Inventory	79	68	82
Accounts payable	(51)	(46)	(49)
Cash conversion cycle	92	83	91
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company continues to leverage SAP in North America and Europe to improve working capital.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at September 30, 2012 were $250.1 million, and the Company had $713.3 million of available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at September 30, 2012 was $278.1 million compared to $487.1 million at December 31, 2011, and the current ratio at September 30, 2012 was 1.13:1 compared to 1.29:1 at December 31, 2011. The decrease in working capital and the current ratio is primarily attributable to the increase in current portion of long-term debt compared to December 31, 2011, since the current portion of long-term debt at September 30, 2012 includes $500.0 million of medium-term notes maturing in April 2013, compared to only $250.0 million of medium-term notes classified as current portion of long-term debt at December 31, 2011.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.48:1 at September 30, 2012 and 0.52:1 at December 31, 2011.

Over the long-term, the Company plans to improve its current ratio and net debt to total capitalization by improving operating results, managing working capital and using cash generated from operations to fund growth initiatives. The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the "Credit Agreement") with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the "Facility"). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders' discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility. As of September 30, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility while commercial paper obligations outstanding were $86.7 million, resulting in $713.3 million of borrowing capacity available under the Facility.
In September 2012, the Company renewed its 364-day receivables financing facility such that it expires in September 2013. The receivables facility provides for maximum borrowings of up to $200.0 million, and as of September 30, 2012, the Company had outstanding borrowings of $200.0 million under the receivables facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the nine months ended September 30, (in millions):

	2012		2011
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$392.8	$206.9	$214.5	$95.1
Receivables financing facility	200.0	123.9	200.0	160.6
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) a specified dollar amount ranging from $550.0 million to $750.0 million related to impairment charges incurred by the Company. As of September 30, 2012, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, and utilize the $713.3 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.2 billion as of September 30, 2012 and December 31, 2011. During the nine months ended September 30, 2012, the Company repaid the $250.0 million outstanding principal amount of the 6.75% medium-term notes due March 2012 at maturity and retired an additional $8.5 million outstanding principal amount of the extant 6.11% senior notes due 2028. As of September 30, 2012, the current portion of long-term debt and short-term debt totaled $798.0 million, including $500.0 million principal amount of the 5.5% senior notes due April 2013, $200.0 million of borrowings under the receivables facility and $86.7 million of commercial paper obligations.
In June 2012, the Company completed the offering and sale of the Notes. The aggregate net proceeds from the Notes were $495.1 million, which were used to fund the redemption of all of the $436.7 million outstanding amount of the Debentures in July 2012, to reduce short-term borrowings and for general corporate purposes.

The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average outstanding debt	$2,210.4	$2,374.1	$2,227.1	$2,401.8
Average interest rate (1)	3.3%	3.6%	3.6%	3.6%

(1)	The average interest rate includes the impacts of outstanding and previously-settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 26.7% and 17.7% of total debt as of September 30, 2012 and December 31, 2011, respectively. The increase in floating-rate debt is primarily due to an increase of $186.7 million in short-term debt outstanding at September 30, 2012 compared to December 31, 2011. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest.
Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or interest rates decline further, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the nine months ended September 30, 2012, the Company contributed $40.7 million to its U.S. pension plan, a majority of which was required to be contributed based on the funded status of the plan.
Dividends
The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012. In October 2012, the Company's Board of Directors approved a 50% increase in the Company’s quarterly dividend from $0.10 per share to $0.15 per share, effective with the quarterly dividend payable in December 2012. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives and restructuring activities, and at the Company's discretion, to repay outstanding debt.
The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the nine months ended September 30, 2012, the Company repurchased 3.8 million shares pursuant to the SRP for $67.2 million, and such shares were immediately retired. Since the SRP's inception, the Company has repurchased and retired a total of 7.2 million shares for $113.3 million. During October 2012, the Company purchased an additional 0.1 million shares at an aggregate cost of $1.2 million. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.
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

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including current portion of long-term debt of $507.0 million and short-term debt of $291.0 million, primarily representing borrowings outstanding under the receivables facility.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. During the nine months ended September 30, 2012, the Company completed the offering and sale of $500.0 million aggregate principal amount of unsecured senior notes due 2015 and 2022, and redeemed all of the $436.7 million outstanding 5.25% junior convertible subordinated debentures (the "Debentures") underlying the 5.25% convertible preferred securities. Additional details regarding the debt obligations are provided in Footnote 6 of the Notes to Condensed Consolidated Financial Statements.
The following table summarizes the effect the Company's outstanding debt obligations as of September 30, 2012 are expected to have on the Company's cash flows in the indicated period as well as the timing of interest payments on borrowings outstanding (in millions):

	Payments Due in Year Ending December 31,
	Total	2012 (1)	2013 and 2014	2015 and 2016	2017 and Later
Debt (2)	$2,164.1	$295.0	$503.0	$250.0	$1,116.1
Interest on debt (3)	$460.6	$30.9	$131.3	$110.0	$188.4

(1)
Includes $200.0 million in borrowings under the receivables facility that the Company intends to repay before maturity in September 2013 and $86.7 million of commercial paper outstanding at September 30, 2012.

(2)
Amounts represent contractual obligations based on the earliest date the obligation may become due, excluding interest, based on borrowings outstanding as of September 30, 2012. For further information relating to these obligations, see Footnote 6 of the Notes to Condensed Consolidated Financial Statements.

(3)	Interest on floating rate debt was estimated using the rate in effect as of September 30, 2012.

Except as noted below, there were no material changes to the Company's other commitments and obligations, including lease commitments and purchase obligations, during the three and nine months ended September 30, 2012.
During the nine months ended September 30, 2012, the Company entered into new real estate leases with initial or extended terms ranging from 5 to 10 years that increases the Company's lease commitments by approximately $85.6 million compared to the $408.2 million of lease commitments disclosed in the Company's Form 10-K for the year ended December 31, 2011.

Critical Accounting Policies
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company's goodwill is assigned to the Company's reporting units. Reporting units, which are referred to as the Company's Global Business Units (“GBU”), are one level below the operating segment level. The GBU is the Company's core organizing concept, and each GBU supports one or more of the Company's key brands worldwide. Effective January 1, 2012, the Company, as part of Project Renewal, implemented certain changes to its organizational structure that resulted in the consolidation of the Company's 13 global business units ("GBU") into nine; and, as a result, the Company performed its annual goodwill impairment testing for the nine GBUs. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company's existing reporting units.
As of July 1, 2012, the Company had nine reporting units with total goodwill of $2.4 billion. Four of the Company's nine reporting units accounted for over 70 percent of the Company's total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Technology; and Industrial Products & Services.

The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units' projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. Other than the annual impairment test, the Company determined that no tests of impairment were necessary during the first nine months of 2012.
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
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 10. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company's total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit's market position, brand awareness, gross and operating income margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2012 of approximately $5.3 billion was significantly in excess of its book value of stockholders' equity of approximately $2.0 billion. For the impairment test as of July 1, 2012, if each reporting unit's EBITDA multiple were reduced by 1.0 from the 6 to 10 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value the Technology reporting unit for the annual impairment test as of July 1, 2012. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Technology reporting unit in 2012, the Company used an average compound long-term sales growth rate of 2%, average operating margins generally ranging from 14% to 18%, and a discount rate of 12%. The Company concluded that the Technology reporting unit passed step one of the goodwill impairment test based on the estimated fair value determined using the discounted cash flow approach.

If the discount rate used to estimate the fair value of the Technology reporting unit increased 100 basis points, the estimated fair value of the reporting unit would have declined by approximately $60 million and would have resulted in a fair value which was approximately 1% less than the net assets of the reporting unit. Additional valuation procedures would have been required to determine whether the Technology reporting unit's goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge. The carrying amount of goodwill assigned to the Technology reporting unit was approximately $360 million as of July 1, 2012.

The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of the Technology reporting unit. The Company continues to monitor whether these initiatives are being executed as planned and are successful in improving the financial performance of the reporting unit. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with the Technology reporting unit in future periods. The Technology reporting unit has been adversely affected by the decline in government spending and its impact on the classroom technology industry as well as weaker macroeconomic conditions throughout Western Europe.

Other than the Technology reporting unit, the Company has no reporting units whose estimated fair values at July 1, 2012 exceeded net assets by less than 10% of the reporting unit's net assets.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets totaled $310.1 million as of July 1, 2012. The Company adopted Accounting Standards Update ("ASU") 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. Under ASU 2012-02, the Company has an unconditional option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Additionally, the Company may resume performing the qualitative assessment in any subsequent period.
In performing the qualitative assessment for each of the Company's indefinite-lived intangible assets, the Company considered events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including factors such as declines in actual or planned revenue or negative or declining cash flows; input cost inflation that may have a negative effect on future cash flows; legal, regulatory, contractual, political, business or other factors; and, other entity-specific events such as changes in management, key personnel, strategy or customers. Based on the qualitative assessment, if the Company was unable to assert that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company would proceed with the quantitative impairment test for such asset.
For the quantitative impairment test, the Company estimates the fair value of its indefinite-lived intangible assets by employing a discounted cash flow model using the relief-from-royalty method, which estimates royalties to be derived in the future use of the asset were the Company to license the use of the trade name. An impairment charge for indefinite-lived intangible assets is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2012 and determined that none of its indefinite-lived intangible assets were impaired.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2012 was not required during the first nine months of 2012.
Potential for Future Impairments
The Company had nine reporting units with total goodwill of $2.4 billion as of September 30, 2012. Four of the Company's nine reporting units accounted for approximately 73 percent of the Company's total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Technology; and, Industrial Products & Services. The Company also had $311.1 million of indefinite-lived intangible assets as of September 30, 2012. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company's market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.

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

Item 4. Controls and Procedures
As of September 30, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.
There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
7/1/12-7/31/12	524,716	(2)	$17.83	492,800	$203,804,121
8/1/12-8/31/12	914,836	(2)	17.27	903,372	188,204,009
9/1/12-9/30/12	79,816	(2)	18.89	78,800	186,714,922
Total	1,519,368		$17.55	1,474,972	$186,714,922
 __________________

(1)
On August 12, 2011, the Company announced a $300.0 million share repurchase program (the "SRP"). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average per share purchase price for July, August and September 2012 were $17.82, $17.27 and $18.90, respectively.

(2)
All shares purchased by the Company during the quarter ended September 30, 2012 other than those purchased under the SRP were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In July, August and September 2012, in addition to the shares purchased under the SRP, the Company purchased 31,916 shares (average price:$18.01), 11,464 shares (average price: $17.15) and 1,016 shares (average price: $17.97), respectively, in connection with vesting of employees' stock-based awards.

Item 6. Exhibits

10.1
Separation Agreement and General Release between the Company and Juan R. Figuereo, dated September 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 2, 2012).

10.2	Employment Security Agreement between the Company and Douglas L. Martin dated September 4, 2012.
10.3	Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to Douglas L. Martin on September 28, 2012.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date:	November 6, 2012	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President and Chief Financial Officer

Date:	November 6, 2012	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer