Form 10-K
period 2012-12-31
NEWELL RUBBERMAID INC
filed 2013-03-01
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange Chicago Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
There were 286.4 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2013. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 30, 2012) beneficially owned by non-affiliates of the Registrant was approximately $5.2 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 7, 2013.

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
GENERAL
Newell Rubbermaid is a global marketer of consumer and commercial products that help people flourish every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Rubbermaid®, Levolor®, Goody®, Calphalon®, Sharpie®, Paper Mate®, Parker®, Waterman®, Irwin®, Lenox®, Graco®, Aprica® and Dymo®.
On January 1, 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in the consolidation of the Company’s three operating groups into two and the consolidation of its 13 global business units (“GBUs”) into nine. One of the two operating groups was consumer-facing (“Newell Consumer”), while the other was commercial-facing (“Newell Professional”). In addition, while not an operating group, the Baby & Parenting GBU was treated as a stand-alone operating segment.
In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company’s Consumer and Professional groups were eliminated and the Company’s nine GBUs were streamlined into six business segments. The six business segments and the key brands included in each of the six business segments are as follows:

•	Home Solutions: Rubbermaid®, Calphalon®, Levolor®, Kirsch® and Goody®

•	Writing: Sharpie®, Paper Mate®, Expo®, Prismacolor®, Parker® and Waterman®

•	Tools: Irwin® and Lenox® tools and Dymo® Industrial

•	Commercial Products: Rubbermaid Commercial Products® and Rubbermaid® Healthcare

•	Baby & Parenting: Graco®, Aprica® and Teutonia®

•	Specialty: Bulldog®, Ashland™, Shur-Line®, Dymo® Office, Endicia® and Mimio®

The actions taken by the Company in 2012 are intended to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities. These changes are considered key enablers to building a bigger, faster-growing, more global and more profitable Newell Rubbermaid.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.
STRATEGIC INITIATIVES
Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value.
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
During 2012, the Company executed against the delivery phase of the Growth Game Plan. In this phase, the Company implemented structural changes in the organization while ensuring consistent execution and delivery. The Company expects 2013 to be a transition year from the delivery phase to the strategic phase. In the strategic phase, the Company expects to expand investment behind its Win Bigger businesses to drive accelerated growth.

In 2013, the Company will continue implementing changes to drive the Growth Game Plan into action. These changes are the foundation of the expansion of Project Renewal and are organized into the following five workstreams:

◦
Organizational Simplification: The Company has de-layered its top structure by eliminating the two groups (Newell Consumer and Newell Professional) and further consolidating its businesses from nine GBUs to six business segments.

◦	EMEA Simplification: The Company will focus its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

◦
Best Cost Finance: The Company will deliver a simplified approach to decision support, transaction processing and information management by leveraging SAP and the streamlined business segments to align resources with the Growth Game Plan.

◦	Best Cost Back Office: The Company will drive “One Newell Rubbermaid” efficiencies in customer and consumer services and sourcing functions.

◦	Supply Chain Footprint: The Company will further optimize manufacturing and distribution facilities across its global supply chain.
In implementing the tenets of its strategy and its change agenda, the Company is focused on Every Day Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.

BUSINESS SEGMENTS
The Company’s segments reflect the Company’s focus on building large consumer and professional brands and leveraging its understanding of similar markets and distribution channels. The Company’s six segments and the key brands included in each of the six business segments are as follows:

Segment	Key Brands	Description of Primary Products
Home Solutions	Rubbermaid®, Calphalon® Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware, cutlery and small kitchen electrics; drapery hardware and window treatments; hair care accessories
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments
Tools	Irwin®, Lenox®, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; cutting tools for pipes and HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid® Commercial Products, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Specialty	Bulldog®, Shur-line®, Dymo®, Endicia®, Mimio®	Convenience and window hardware; manual paint applicators; office technology solutions such as label makers and printers, on-line postage and interactive teaching solutions

Home Solutions
The Company’s Home Solutions segment designs, manufactures or sources and distributes a wide range of consumer products under multiple brand names, primarily targeting the female head of household. Indoor/outdoor organization products and food and home storage products are primarily sold under the Rubbermaid®, Roughneck® and TakeAlongs® trademarks. Aluminum and stainless steel cookware, bakeware, cutlery, small kitchen electrics, and kitchen gadgets and utensils are primarily sold under the Calphalon®, Kitchen Essentials®, Cooking with Calphalon™, Calphalon®Unison™ and Katana™ trademarks. Window treatments, drapery hardware and cabinet hardware are primarily sold under the Levolor®, Kirsch® and Amerock® trademarks. Hair care accessories and grooming products are marketed primarily under the Goody® and Solano® trademarks.
The Home Solutions segment primarily markets its products directly to mass merchants and specialty, grocery/drug and department stores.
Writing
The Company’s Writing segment designs, manufactures or sources and distributes writing instruments, primarily for use in business and the home. The segment’s product offerings include markers, highlighters, art and office organization products, and everyday and fine writing instruments and accessories. Permanent/waterbase markers, dry erase markers, highlighters and art supplies are primarily sold under the Sharpie®, Expo®, Sharpie® Accent®, Eberhard Faber®, Berol® and Prismacolor® trademarks. Ballpoint pens and inks, roller ball pens, mechanical pencils and correction supplies are primarily sold under the Paper Mate®, InkJoy®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America and certain areas in Latin America), Sharpie®, Eberhard Faber®, Berol®, Reynolds® and Liquid Paper® trademarks. Fine writing instruments are primarily sold under the Parker®, Waterman® and Rotring® trademarks.
The Writing segment generally markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, travel retail and other retailers.
Tools
The Company’s Tools segment designs, manufactures or sources and distributes hand tools and power tool accessories, industrial bandsaw blades, cutting tools for pipes and HVAC systems, and industrial labeling solutions. Hand tools and power tool accessories are primarily sold under the Irwin®, Vise-Grip®, Marathon®, Quick-Grip®, Unibit® and Strait-Line® trademarks, while industrial bandsaw blades and cutting and drilling accessories are sold under the Lenox® trademark. Industrial label makers are sold under the Dymo® trademark.

The Tools segment primarily markets its products through distributors and directly to mass merchants, home centers, industrial/construction outlets and other professional customers.
Commercial Products
The Company’s Commercial Products segment designs, manufactures or sources and distributes cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts. Rubbermaid Commercial Products primarily sells its cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall-mounted workstations under the trademarks Rubbermaid® and Brute®.
The Commercial Products segment primarily markets its products through distributors and directly to mass merchants, home centers, commercial products distributors, select contract customers and other professional customers.
Baby & Parenting
The Company’s Baby & Parenting segment designs and distributes infant and juvenile products such as swings, highchairs, car seats, strollers and playards, and primarily sells its products under the trademarks Graco®, Aprica® and Teutonia®. The Baby & Parenting segment sources substantially all of its products.
The Baby & Parenting segment primarily markets its products directly to mass merchants and department stores.
Specialty
The Company’s Specialty segment designs, manufactures or sources and distributes products that include convenience and window hardware, manual paint applicators, label makers and printers, on-line postage, and interactive teaching solutions. Hardware and paint applicator products are primarily sold under the Bulldog®, Ashland™ and Shur-Line® trademarks. Labeling and other technology products include on-demand labeling products, online postage and interactive teaching solutions and are primarily sold under the trademarks Dymo®, Endicia® and Mimio®.
The Specialty segment primarily markets its products through distributors and directly to mass merchants, home centers, industrial/construction outlets, and other professional customers.
NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for 2012, 2011 and 2010 (in millions, except percentages) (including sales of acquired businesses from the time of acquisition) for the Company’s six business segments.

	2012	% of Total	2011	% of Total	2010	% of Total
Home Solutions	$1,644.0	27.8%	$1,710.2	29.2%	$1,678.0	29.6%
Writing	1,416.2	23.9%	1,399.3	23.9%	1,355.8	23.9%
Tools	806.1	13.7%	779.6	13.3%	687.6	12.2%
Commercial Products	759.7	12.9%	741.5	12.6%	683.1	12.1%
Baby & Parenting	736.1	12.5%	680.4	11.6%	700.2	12.4%
Specialty	540.6	9.2%	553.6	9.4%	553.5	9.8%
Total Company	$5,902.7	100.0%	$5,864.6	100.0%	$5,658.2	100.0%
Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 10.8%, 11.0% and 11.9% of consolidated net sales for 2012, 2011 and 2010, respectively, substantially across all segments. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 19 of the Notes to Consolidated Financial Statements.
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
A critical element of the Company’s customer service is consistent on-time delivery of products to its customers. Retailers are pursuing a number of strategies to deliver the highest-quality, best-cost products to their customers. Retailers frequently purchase on a “just-in-time” basis in order to reduce inventory carrying costs and increase returns on investment. As retailers shorten their lead times for orders, manufacturers and suppliers need to more closely anticipate consumer buying patterns. The Company supports its retail customers’ “just-in-time” inventory strategies through more responsive manufacturing and distribution capabilities and electronic communications.

Foreign Operations
Information regarding the Company’s 2012, 2011 and 2010 foreign operations and financial information by geographic area is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A, of this report and is incorporated by reference herein.
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate resulted in a foreign exchange gain of $5.6 million, which is recognized in other income for 2010. The SITME rate has remained unchanged at 5.3 Bolivar Fuerte since June 2010, and consequently, there was no foreign exchange gain or loss recorded for the Company’s Venezuelan operations during 2011 and 2012.
As of December 31, 2012, the Company’s Venezuelan subsidiary had $63.4 million of net monetary assets denominated in Bolivar Fuertes at the SITME rate of 5.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated one-time pretax charge (benefit) of $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $5 million and $3 million, respectively.
In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, the Company expects to record an estimated $10 million one-time charge in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes at the time the devaluation is effective. In addition, the Company’s 2013 reported net sales and operating income are expected to be adversely impacted by an estimated $9 million and $5 million, respectively, due solely to the devaluation of the Bolivar Fuerte. The Company is unable to predict with certainty whether future devaluations will occur because of the economic uncertainty in Venezuela; however, future devaluations would adversely impact the Company’s future financial results.
Raw Materials and Sourced Finished Goods
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, zinc, aluminum and gold. The Company’s resin purchases principally comprise polyethylene and polypropylene in roughly equal quantities. Over the long-term, the Company has experienced inflation in raw material prices, and the Company expects continued inflation pressures in 2013. The Company has reduced the volume of its resin purchases through rationalizing and exiting product lines. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
The Company also relies on third-party manufacturers as a source for finished goods. In a limited number of cases, a single manufacturer or a limited number of manufacturers may supply substantially all of the finished goods for a product line. In particular, certain businesses within the Baby & Parenting and Home Solutions segments rely on third-party manufacturers for substantially all of their products.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Backlog
The dollar value of unshipped factory orders is not material.
Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 60% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments and customer rebates, and credit terms provided to customers.
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Rubbermaid®,” “Graco®,” “Aprica®,” “Levolor®,” “Calphalon®,” “Goody®,” “Sharpie®,” “Paper Mate®,” “Dymo®,” “Parker®,” “Waterman®,” “Irwin®” and “Lenox®.”

Customers/Competition
The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The rapid growth of large mass merchandisers, together with changes in consumer shopping patterns, has contributed to a significant consolidation of the consumer products retail industry and dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through selling prices.
Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices and deliver products with shorter lead times. Other trends, in the absence of a strong new product development effort or strong end-user brands, are for retailers and e-commerce companies to import generic products directly from foreign sources and to source and sell products, under their own private label brands, which compete with products of the Company. The combination of these market influences has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company competes with numerous manufacturers and distributors of consumer products, many of which are large and well-established.
The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery; producing and procuring products at a competitive cost; and experienced management.
The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; and contract stationers. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 10.8% of net sales in 2012, across substantially all segments. The Company’s top-ten customers in 2012 included (in alphabetical order): Bed Bath & Beyond, Lowe’s, Office Depot, OfficeMax, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal-Mart.

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
Employees
As of December 31, 2012, the Company had approximately 18,300 employees worldwide, of whom approximately 2,200 are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute.

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
The Company's business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Central and South America, and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With continuing challenging and volatile economic conditions in the U.S., Western Europe and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have an adverse effect on demand for the Company's products as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions, including the deterioration in the creditworthiness of, or a default by, the issuers of sovereign debt. Such events could negatively impact the Company's overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact the Company's business.
The Company is subject to intense competition in a marketplace dominated by large retailers and e-commerce companies.
The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company's principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The rapid growth of these large mass merchandisers, together with changes in consumer shopping patterns, have contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products and requiring suppliers to maintain or reduce product prices, and delivering products with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products, under their own private label brands, that compete with the Company's products.
The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company's principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions and consolidation. The intense competition in the retail and e-commerce sectors, combined with the overall economic environment, may result in a number of customers experiencing financial difficulty or failing in the future. In particular, a failure by one of the Company's large customers would adversely impact the Company's sales and operating cash flows. As a result of these factors, the Company may experience a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.

The Company's plans to continue to improve productivity and reduce complexity and costs may not be successful, which would adversely affect its ability to compete.
The Company's success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. In October 2011, the Company announced Project Renewal, a global initiative designed to reduce the complexity of the organization and increase investment in the Company's most significant growth platforms, and in October 2012, the Company announced an expansion of Project Renewal, designed to further simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company's Consumer and Professional groups were eliminated and the Company's nine global business units were streamlined into six business segments. In June 2010, the Company announced its European Transformation Plan, a program to centralize its European business and leverage the benefits of scale and to facilitate a more efficient and cost-effective implementation of an enterprise resource planning program. The Company runs the risk that these and similar initiatives may not be completed substantially as planned, may be more costly to implement than expected, or may not have the positive effects anticipated. In addition, these various initiatives require the Company to implement a significant amount of organizational change which could divert management’s attention from other concerns, and if not properly managed, could cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
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

Circumstances associated with divestitures and product lines exits could adversely affect the Company's results of operations and financial condition.
The Company continues to evaluate the performance and strategic fit of its businesses and products and may decide to sell or discontinue a business or product based on such an evaluation. A decision to divest or discontinue a business or product may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on the Company's results of operations and financial condition. In addition, the Company may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner. In addition, prospective buyers may have difficulty obtaining financing. Divestitures and business discontinuations could involve additional risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	the diversion of management's attention from other business concerns;

•	the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;

•	the disruption of the Company's business; and

•	the potential loss of key employees.

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business or exiting product lines.

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
Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding nonmonetary assets) of operations in Venezuela into U.S. Dollars are recorded in earnings. In February 2013, the exchange rate for the Venezuelan currency, Bolivar Fuerte, declined approximately 15%, which will adversely impact the Company’s financial results. The Company is unable to predict with certainty whether future devaluations will occur because of the economic uncertainty in Venezuela; however, future devaluations would adversely impact the Company’s future financial results. See Footnote 1 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company's ability to manufacture and market its products.
The Company purchases raw materials to be used in manufacturing its products. In addition, the Company relies on third-party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Most raw materials and sourced goods are obtained on a “purchase order” basis; however, in limited cases where the Company has supply contracts with fixed prices, the Company may be required to purchase raw materials at above-market prices, which could adversely impact gross margins. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. In particular, the Company's Baby & Parenting business has a single source of supply for many of its products.  Financial, operating or other difficulties encountered by the Company's suppliers and/or sourcing partners or changes in the Company's relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent the Company from manufacturing or obtaining the finished goods necessary to meet customer demand.
Complications in connection with the Company's current information system initiative may adversely impact its results of operations, financial condition and cash flows.
The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Through December 31, 2012, the North American and European operations of substantially all of the Company's six segments have successfully gone live with their SAP implementation efforts. The Company's Asia Pacific and Latin American operations have yet to go live on SAP. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. Throughout this process, the Company is changing the way it conducts business and employees' roles in processing and utilizing information. In addition, this conversion will impact certain interfaces with the Company's customers and suppliers, resulting in changes to the manner in which the Company takes orders, procures materials, schedules production, remits billings, makes payments and performs other business functions. Based upon the complexity of this initiative, there is risk that the Company will be unable to complete the implementation in accordance with its timeline and will incur additional costs. The implementation could result in operating inefficiencies, and the implementation could impact the Company's ability to perform necessary business transactions, including its ability to supply products on a timely basis. The Company's go-lives have been and will continue to be in a phased approach to reduce the risk of business disruption throughout the Company's business units and regions. However, there can be no assurance that the risk of business disruption can be eliminated with the Company's phased approach. All of these risks could adversely impact the Company's results of operations, financial condition and cash flows.
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
Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company's ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal matters without significant liability could require the Company to take significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company's results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company's ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company's results of operations. For example, the United States Consumer Product Safety Commission continues to advocate for more strict design standards for window blinds that if implemented, would require the Company to redesign all window blinds sold in the U.S.  For certain products, redesign may not be possible or practical, and as a result, the Company would lose revenues from the sales of such products.
As a U.S.-based multinational company, the Company is also subject to tax regulations in the U.S. and multiple foreign jurisdictions, some of which are interdependent. For example, certain income that is earned and taxed in countries outside the U.S. is not taxed in the U.S., provided those earnings are indefinitely reinvested outside the U.S. If these or other tax regulations should change, the Company's financial results could be impacted.
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
As of December 31, 2012, the Company had $211.9 million of debt that it will be required to refinance or repay within the next 12 months. It is possible that the Company may seek to address its short-term obligations through the capital markets or other arrangements. However, access to the capital markets cannot be assured, and although the Company believes that alternative arrangements will be available to refinance these obligations, such arrangements could result in an increase in the Company's borrowing costs.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Home Solutions, Writing, Tools, Commercial Products, Baby & Parenting and Specialty. These are the primary manufacturing locations, administrative offices and distribution warehouses of the Company. The Company’s headquarters are in Atlanta, Georgia, and the Company also maintains sales offices throughout the U.S. and the world. Most of the Company’s idle facilities, which are excluded from the following list, are subleased, pending lease expiration, or are for sale. The Company’s properties currently in use are generally in good condition, well-maintained, and are suitable and adequate to carry on the Company’s business.

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER

HOME SOLUTIONS	OH	Mogadore	O	Home Products
	KS	Winfield	L/O	Home Products
	OH	Wooster	L	Home Products
	Canada	Calgary	L	Home Products
	MO	Jackson	O	Home Storage Systems
	OH	Perrysburg	O	Cookware
	OH	Toledo	L	Cookware
	Mexico	Agua Prieta	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	IL	Freeport	L	Window Treatments
	Canada	Etobicoke	L	Window Furnishings
WRITING	IL	Oakbrook	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments
	India	Chennai	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Tlalnepantla	L	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	Australia	Melbourne	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
TOOLS	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	IN	Greenfield	L	Tools
	Australia	Lyndhurst	L	Tools
	Brazil	Sao Paulo	L	Tools
	Brazil	Carlos Barbosa	O	Tools
	Germany	Hallbergmoos	L	Tools
COMMERCIAL PRODUCTS	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
BABY & PARENTING	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	L	Infant Products
	China	Zhongshan	L	Infant Products
	China	Beijing	L	Infant Products
SPECIALTY	WI	Saint Francis	O	Paint Applicators
	IN	Lowell	O	Window Hardware
	Mexico	Monterrey	L	Window Hardware
	Belgium	Sint Niklaas	O	Labeling Technology
	CT	Norwalk	L	Labeling Technology
	MA	Cambridge	L	Interactive Teaching Solutions
	WA	Seattle	L	Interactive Teaching Solutions
	CA	Palo Alto	L	On-line Postage
CORPORATE	GA	Atlanta	L	Office
	Canada	Oakville	L	Office
	Switzerland	Geneva	L	Office
	France	Paris	L	Office
	China	Hong Kong	L	Office
	Australia	Dandenong	L	Office
	Italy	Milan	L	Office
SHARED FACILITIES	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	AR	Bentonville	L	Shared Services
	France	Malissard	L/O	Shared Services
	Canada	Bolton	L	Shared Services

ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 20 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Michael B. Polk	52	President and Chief Executive Officer
William A. Burke	52	Executive Vice President, Chief Operating Officer
Mark S. Tarchetti	37	Executive Vice President, Chief Development Officer
Douglas L. Martin	50	Executive Vice President, Chief Financial Officer
John K. Stipancich	44	Executive Vice President, General Counsel and Corporate Secretary and EMEA Executive Leader
James M. Sweet	60	Executive Vice President, Human Resources & Corporate Communications (Chief Human Resources Officer)
Michael B. Polk has been President and Chief Executive Officer of the Company since July 2011. He joined the Company’s Board of Directors in November 2009 and served as a member of the Audit Committee prior to assuming his current role. Prior thereto, he was President, Global Foods, Home & Personal Care, Unilever (a consumer packaged goods manufacturer and marketer) since 2010. He joined Unilever in 2003 as Chief Operating Officer, Unilever Foods USA and subsequently became President, Unilever USA in 2005. From 2007 to 2010, he served as President, Unilever Americas. Prior to joining Unilever, he spent 16 years at Kraft Foods Inc. and three years at The Procter & Gamble Company. At Kraft Foods, he was President, Kraft Foods Asia Pacific, President, Biscuits and Snacks Sector, and was a member of the Kraft Foods Management Committee.
William A. Burke has been Executive Vice President and Chief Operating Officer since October 2012. He served as President, Newell Professional from January 2012 to September 2012, having previously served as President, Tools, Hardware & Commercial Products from January 2009 through 2011, and President, Tools and Hardware from December 2007 to January 2009. Prior thereto, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1992 through 2002, he served in a variety of positions with The Black & Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.
Mark S. Tarchetti has been Executive Vice President and Chief Development Officer since January 2013.  From September 2011 to December 2012, Mr. Tarchetti was the Director of Tarchetti & Co. Ltd., a consulting firm he founded where he advised clients, including the Company, on business strategy and change management.  From 1997 to 2011, he served in a variety of senior strategic, business and finance roles at Unilever, including as Head of Corporate Strategy from 2009 to 2011, Vice President of Corporate Strategy in 2008, Finance Director of the UK Home & Personal Care business from 2007 to 2008, and Global Head of Financial Planning & Analysis from 2004 to 2007.
Douglas L. Martin has been Executive Vice President and Chief Financial Officer since September 2012. He has been employed by the Company since 1987, and has served in a variety of senior financial roles, including Deputy Chief Financial Officer from February 2012 to September 2012, Vice President of Finance - Newell Consumer from November 2011 to February 2012, Vice President of Finance - Office Products from December 2007 to November 2011, and Vice President and Treasurer from June 2002 to December 2007.
John K. Stipancich has been Executive Vice President, General Counsel and Corporate Secretary and EMEA Executive Leader since October 2012. Prior thereto, he served as Senior Vice President, General Counsel and Corporate Secretary from January 2010 to October 2012. From November 2004 through December 2009, he served as Vice President and General Counsel to several of the Company’s businesses.
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

PART II. OTHER INFORMATION

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York and Chicago Stock Exchanges (symbol: NWL). As of January 31, 2013, there were 12,349 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2012		2011
Quarters	High	Low	High	Low
First	$19.49	$15.93	$20.38	$17.57
Second	19.12	16.63	19.81	14.14
Third	19.74	16.67	16.27	11.31
Fourth	22.49	18.80	16.53	10.87
The Company has paid regular cash dividends on its common stock since 1947. For 2012, the Company paid a quarterly cash dividend of $0.08 per share in the first quarter, $0.10 per share in each of the second and third quarters, and $0.15 per share in the fourth quarter. For 2011, the Company paid a quarterly cash dividend of $0.05 per share in the first quarter and $0.08 per share in each of the second, third and fourth quarters. The payment of dividends to holders of the Company’s common stock remains at the discretion of the board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the board of directors deems relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2012:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/1/12-10/31/12	61,700	$18.96	61,700	$185,544,827
11/1/12-11/30/12	415,340	20.87	397,200	177,249,105
12/1/12-12/31/12	687,361	21.83	680,000	162,403,104
Total	1,164,401	$21.34	1,138,900
 __________________

(1)
During the three months ended December 31, 2012, all share purchases other than those pursuant to the $300.0 million share repurchase program (the “SRP”) were made to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In November and December, in addition to the shares purchased under the SRP, the Company purchased 18,140 shares (average price: $20.49) and 7,361 shares (average price: $21.90), respectively, in connection with vesting of employees’ stock-based awards.

(2)
Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average per share price of shares purchased in October, November and December was $18.96, $20.89 and $21.83, respectively.

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

	2012(1)	2011(1)	2010(1) (2)	2009(2)	2008(2)
STATEMENTS OF OPERATIONS DATA
Net sales	$5,902.7	$5,864.6	$5,658.2	$5,483.4	$6,340.9
Cost of products sold	3,673.6	3,659.4	3,509.5	3,453.3	4,245.8
Gross margin	2,229.1	2,205.2	2,148.7	2,030.1	2,095.1
Selling, general and administrative expenses	1,521.1	1,515.3	1,447.8	1,354.8	1,478.3
Impairment charges	—	382.6	—	—	296.3
Restructuring costs(3)	56.1	50.1	77.4	100.0	120.3
Operating income	651.9	257.2	623.5	575.3	200.2
Nonoperating expenses:
Interest expense, net	76.1	86.2	118.4	140.0	137.9
Losses related to extinguishments of debt	10.9	4.8	218.6	4.7	52.2
Other (income) expense, net	(1.0)	13.7	(7.3)	2.0	6.9
Net nonoperating expenses	86.0	104.7	329.7	146.7	197.0
Income before income taxes	565.9	152.5	293.8	428.6	3.2
Income taxes	166.3	17.9	5.6	142.8	50.9
Income (loss) from continuing operations	399.6	134.6	288.2	285.8	(47.7)
Income (loss) from discontinued operations, net of tax(4)	1.7	(9.4)	4.6	(0.3)	(2.6)
Net income (loss)	401.3	125.2	292.8	285.5	(50.3)
Net income noncontrolling interests	—	—	—	—	2.0
Net income (loss) controlling interests	$401.3	$125.2	$292.8	$285.5	$(52.3)
Weighted-average shares outstanding:
Basic	291.2	293.6	282.4	280.8	279.9
Diluted	293.6	296.2	305.4	294.4	279.9
Earnings (loss) per share:
Basic:
Income (loss) from continuing operations	$1.37	$0.46	$1.02	$1.02	$(0.18)
Income (loss) from discontinued operations	0.01	(0.03)	0.02	—	(0.01)
Net income (loss) controlling interests	$1.38	$0.43	$1.04	$1.02	$(0.18)
Diluted:
Income (loss) from continuing operations	$1.36	$0.45	$0.94	$0.97	$(0.18)
Income (loss) from discontinued operations	0.01	(0.03)	0.02	—	(0.01)
Net income (loss) controlling interests	$1.37	$0.42	$0.96	$0.97	$(0.18)
Dividends	$0.43	$0.29	$0.20	$0.26	$0.84
BALANCE SHEET DATA
Inventories, net	$696.4	$699.9	$701.6	$688.2	$912.1
Working capital(5)	700.3	487.1	466.1	422.6	159.7
Total assets	6,222.0	6,160.9	6,405.3	6,423.9	6,792.5
Short-term debt, including current portion of long-term debt	211.9	367.5	305.0	493.5	761.0
Long-term debt, net of current portion	1,706.5	1,809.3	2,063.9	2,015.3	2,118.3
Total stockholders’ equity	$2,000.2	$1,852.6	$1,905.5	$1,782.2	$1,588.6

(1)	Supplemental data regarding 2012, 2011 and 2010 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)	2010, 2009 and 2008 Statement of Operations information has been adjusted to reclassify the results of operations of the hand torch and solder business to discontinued operations.

(3)
Restructuring costs include asset impairment charges, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(4)	Income (loss) from discontinued operations, net of tax, attributable to noncontrolling interests was not material.

(5)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses

2012 to 2009

No significant acquisitions occurred in 2012, 2011, 2010 or 2009.
2008
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

Quarterly Summaries
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st(1)	2nd(1)	3rd	4th	Year
2012
Net sales	$1,332.4	$1,516.2	$1,535.3	$1,518.8	$5,902.7
Gross margin	$510.6	$581.2	$582.3	$555.0	$2,229.1
Income from continuing operations	$79.3	$111.8	$106.6	$101.9	$399.6
Income from discontinued operations	$—	$—	$1.7	$—	$1.7
Net income	$79.3	$111.8	$108.3	$101.9	$401.3
Earnings per share:
Basic
Income from continuing operations	$0.27	$0.38	$0.37	$0.35	$1.37
Income from discontinued operations	—	—	0.01	—	0.01
Net income	$0.27	$0.38	$0.37	$0.35	$1.38
Diluted
Income from continuing operations	$0.27	$0.38	$0.36	$0.35	$1.36
Income from discontinued operations	—	—	0.01	—	0.01
Net income	$0.27	$0.38	$0.37	$0.35	$1.37
2011(1)
Net sales	$1,274.2	$1,545.3	$1,549.9	$1,495.2	$5,864.6
Gross margin	$484.9	$584.4	$579.3	$556.6	$2,205.2
Income (loss) from continuing operations	$73.9	$145.4	$(166.4)	$81.7	$134.6
Income (loss) from discontinued operations	$1.8	$1.3	$(11.2)	$(1.3)	$(9.4)
Net income (loss)	$75.7	$146.7	$(177.6)	$80.4	$125.2
Earnings per share:
Basic
Income (loss) from continuing operations	$0.25	$0.49	$(0.57)	$0.28	$0.46
Income (loss) from discontinued operations	0.01	—	(0.04)	—	(0.03)
Net income (loss)	$0.26	$0.50	$(0.61)	$0.28	$0.43
Diluted
Income (loss) from continuing operations	$0.25	$0.49	$(0.57)	$0.28	$0.45
Income (loss) from discontinued operations	0.01	—	(0.04)	—	(0.03)
Net income (loss)	$0.25	$0.49	$(0.61)	$0.27	$0.42

(1)	The first and second quarters of 2011 have been adjusted to reclassify the results of operations of the hand torch and solder business to discontinued operations.

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

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that help people flourish every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Rubbermaid®, Levolor®, Goody®, Calphalon®, Sharpie®, Paper Mate®, Parker®, Waterman®, Irwin®, Lenox®, Graco®, Aprica® and Dymo®.
On January 1, 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in the consolidation of the Company’s three operating groups into two and the consolidation of its 13 global business units (“GBUs”) into nine. One of the two operating groups was consumer-facing (“Newell Consumer”), while the other was commercial-facing (“Newell Professional”). In addition, while not an operating group, the Baby & Parenting GBU was treated as a stand-alone operating segment.
In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company’s Consumer and Professional groups were eliminated and the Company’s nine GBUs were streamlined into six business segments. The six business segments and the key brands included in each of the six business segments are as follows:

•	Home Solutions: Rubbermaid®, Calphalon®, Levolor®, Kirsch® and Goody®

•	Writing: Sharpie®, Paper Mate®, Expo®, Prismacolor®, Parker® and Waterman®

•	Tools: Irwin® and Lenox® tools and Dymo® Industrial

•	Commercial Products: Rubbermaid Commercial Products® and Rubbermaid® Healthcare

•	Baby & Parenting: Graco®, Aprica® and Teutonia®

•	Specialty: Bulldog®, Ashland™, Shur-Line®, Dymo® Office, Endicia® and Mimio®

The actions taken by the Company in 2012 are intended to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities. These changes are considered key enablers to building a bigger, faster-growing, more global and more profitable Newell Rubbermaid.
Business Strategy
Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value.
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
During 2012, the Company executed against the delivery phase of the Growth Game Plan. In this phase, the Company implemented structural changes in the organization while ensuring consistent execution and delivery. The Company expects 2013 to be a transition year from the delivery phase to the strategic phase. In the strategic phase, the Company expects to expand investment behind its Win Bigger businesses to drive accelerated growth.

In 2013, the Company will continue implementing changes to drive the Growth Game Plan into action. These changes are the foundation of the expansion of Project Renewal and are organized into the following five workstreams:

◦
Organizational Simplification: The Company has de-layered its top structure by eliminating the two groups (Newell Consumer and Newell Professional) and further consolidating its businesses from nine GBUs to six business segments.

◦	EMEA Simplification: The Company will focus its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

◦
Best Cost Finance: The Company will deliver a simplified approach to decision support, transaction processing and information management by leveraging SAP and the streamlined business segments to align resources with the Growth Game Plan.

◦	Best Cost Back Office: The Company will drive “One Newell Rubbermaid” efficiencies in customer and consumer services and sourcing functions.

◦	Supply Chain Footprint: The Company will further optimize manufacturing and distribution facilities across its global supply chain.
In implementing the tenets of its strategy and its change agenda, the Company is focused on Every Day Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.

Organizational Structure
The Company’s segments reflect the Company’s focus on building large consumer and professional brands and leveraging its understanding of similar markets and distribution channels.The Company’s six segments and the key brands included in each of the six business segments are as follows:

Segment	Key Brands	Description of Primary Products
Home Solutions	Rubbermaid®, Calphalon® Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware, cutlery and small kitchen electrics; drapery hardware and window treatments; hair care accessories
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments
Tools	Irwin®, Lenox®, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; cutting tools for pipes and HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid® Commercial Products, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts, and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Specialty	Bulldog®, Shur-line®, Dymo®, Endicia®, Mimio®	Convenience and window hardware; manual paint applicators; office technology solutions such as label makers and printers, on-line postage and interactive teaching solutions

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results in 2012 were impacted by the following factors:

•
Core sales, which exclude foreign currency, increased 2.2% in 2012 compared to the same period last year. New products, geographic expansion and core sales growth in emerging markets were the primary drivers of the core sales growth, with double- and high-single-digit core sales growth in Latin America and Asia Pacific, respectively. Deteriorating macroeconomic conditions in Western Europe and lower merchandising in Europe in advance of the SAP go-live adversely impacted core sales and were the primary drivers of a 4.7% core sales decline in the Europe, Middle East, and Africa region. Core sales is determined by applying the prior year monthly exchange rates to the current year local currency monthly sales amounts, with the difference in core sales and prior year reported sales representing core sales increases or decreases.

•
Core sales increased 9.8% in the Baby & Parenting segment, with improved retail-level sales in North America and sustained momentum in the Asia Pacific region primarily due to new product launches. Core sales grew 7.0% in the Tools segment with approximately half of the growth attributable to the segment’s international businesses. Core sales increased 3.2% in the Writing segment driven by the continued global rollout of Paper Mate® InkJoy® and a strong back-to-school season. The Home Solutions segment realized a core sales decline of 3.6%, primarily due to continued operational challenges in the Décor business (Levolor window treatments) within the Home Solutions segment and challenges in the Culinary and Décor businesses related to a change in merchandising strategy at a significant retail customer.

•
Input and sourced product cost inflation was more than offset by pricing and productivity, which resulted in a 20 basis point improvement in gross margin compared to 2011. The Company’s gross margin increased despite continued operational challenges in the Décor business within the Home Solutions segment and pressures due to uncertain macroeconomic conditions in Western Europe.

•
Continued focused spend for strategic SG&A activities to drive sales, enhance the new product pipeline, develop growth platforms and expand geographically. During 2012, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:

•	Continued investments to support the global roll out of Paper Mate®’s InkJoy® line of writing instruments, which feature innovative ultra-low viscosity ink for a smooth writing experience;

•
Supported the Express Yourself with Sharpie® music campaigns, including the partnership with the musical group One Direction, to inspire Sharpie users to boldly express themselves in creative and innovative ways;

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

•	Launched Irwin® 2500 Series Level featuring a robust new frame design that enables guaranteed vial accuracy for the life of the product;

•	Expanded the sales forces in the Tools, Writing and Commercial Products segments to drive greater sales penetration, enhance the availability of products and to support geographic expansion;

•	Supported new innovations in the Baby & Parenting segment, including the Graco® Fast-Action and Ready2Grow™ travel systems, which are driving significant market share gains; and

•
Supported the launch of the Rubbermaid® Clean & Dry Plunger with NeverWet™ nanotech coating, which forms a shield that repels water, Rubbermaid® Bathroom Scrubbers with four tools to choose from, and Rubbermaid® LunchBlox™ – a collection of customizable, modular food storage containers that snap together to save space and stay organized in lunch bags.

•	Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business.

•
Completed the implementation of the European Transformation Plan, which includes projects designed to improve the financial performance of the European business and centralize decision-making in the Geneva headquarters, and successfully went live with SAP in Europe in April 2012.

•
Improved the Company’s capital structure by completing the offering and sale of $500.0 million unsecured senior notes, consisting of $250.0 million principal amount of 2.0% notes due 2015 and $250.0 million principal amount of 4.0% notes due 2022, the aggregate proceeds of which were used in July 2012 to redeem the $436.7 million of outstanding 5.25% junior convertible subordinated debentures due December 2027, underlying the Company’s 5.25% convertible preferred securities.

•
Completed the offering and sale of $350.0 million 2.05% unsecured senior notes due 2017 and used the proceeds together with cash on hand and short-term borrowings to repay the $500.0 million principal amount of the 5.50% senior notes due April 2013 (the “2013 Notes”), for which interest expense was previously recorded at a rate of approximately 3.5% after contemplating the effects of the interest rate swaps related to the 2013 Notes.

•
Retired $250.0 million principal amount of the 6.75% medium-term notes due 2012 (the “2012 Notes”) upon maturity, for which interest expense was previously recorded at a rate of approximately 2.3% after contemplating the effect of the terminated interest rate swaps related to the 2012 Notes.

•
Continued the $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired an additional 4.9 million shares of common stock for $91.5 million during 2012.

•	Increased the Company’s quarterly dividend by 88% during 2012, from $0.08 per share in the first quarter to $0.15 per share in the fourth quarter.

Key Initiatives
Project Renewal
In October 2011, the Company launched Project Renewal, a program designed to reduce complexity in the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural selling, general & administrative (”SG&A”) costs.  The consolidation of a limited number of manufacturing facilities and distribution centers was also initiated as part of the program, with the goal of increasing operational efficiency, reducing costs, and improving gross margin. In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. As expanded, Project Renewal encompasses projects centered around five workstreams, as follows:

•
Organizational Simplification: The Company has de-layered its top structure by eliminating the two groups (Newell Consumer and Newell Professional) and further consolidated its businesses from nine GBUs to six business segments.

•	EMEA Simplification: The Company will focus its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

•
Best Cost Finance: The Company will deliver a simplified approach to decision support, transaction processing and information management by leveraging SAP and the streamlined business segments to align resources with the Growth Game Plan.

•	Best Cost Back Office: The Company will achieve “One Newell Rubbermaid” efficiencies in customer and consumer services and sourcing functions.

•	Supply Chain Footprint: The Company will further optimize manufacturing and distribution facilities across its global supply chain.

The following table depicts estimated pre-tax restructuring and restructuring-related costs, annualized savings, and headcount impacts associated with Project Renewal (dollars in millions):

	Total Costs(1)	Cash Costs	Annualized Savings	Approx. Headcount Impacts
Project Renewal (October 2011)	$90 to $100	$75 to $90	$90 to $100	500
Renewal Expansion (October 2012)	$250 to $275	$225 to $250(2)	$180 to $225	1,750
Project Renewal	$340 to $375	$300 to $340	$270 to $325	2,250

(1)
Restructuring and restructuring-related charges of $69 million and $10 million, respectively, have been incurred through December 31, 2012, the majority of which were employee-related cash costs, including severance, retirement, and other termination benefits and costs. Restructuring-related charges represent incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal.

(2)	Consists of approximately 80% employee-related cash costs including severance, retirement, and other termination benefits and costs.
Project Renewal in total is expected to be fully implemented by mid-2015, with annualized savings of $90 to $100 million expected by the first half of 2013. The majority of the savings from Project Renewal will be invested in the business to unlock accelerated growth and to strengthen brand building and selling capabilities in priority markets around the world.
Since the inception of Project Renewal through December 31, 2012, the Company has reduced structural overhead and consolidated three operating groups into two and 13 GBUs into nine, which resulted in a headcount reduction of approximately 175 employees. In 2012, the Company completed the closure of the Home Solutions segment's Greenville, Texas, manufacturing facility, aiming to consolidate operations of the facility into the Company's existing facilities in Kansas and Ohio. The Company also began implementing a distribution center consolidation in the Home Solutions segment as well as a project to align the Home Solutions segment's sales and marketing organizations with the Company's newly created Customer Development Organization. In the Tools and the Commercial Products segments, the Company began reorganizing its sales and marketing functions and began a project to centralize Commercial Products' distribution operations. In the Specialty segment, the Company began a project to close one of its U.S. manufacturing facilities in Lowell, Indiana. In the fourth quarter of 2012, the Company's Consumer and Professional groups were eliminated and the Company's nine GBUs were streamlined into six business segments.
European Transformation Plan
In June 2010, the Company announced a program to centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale and to facilitate a more efficient and cost-effective implementation of SAP, an enterprise resource planning system, in Europe, all with the aim of increasing operating margin in the European region to approximately 10%. As of December 31, 2012, the Company had completed the implementation of its European Transformation Plan initiative with cumulative restructuring and restructuring-related costs of $38 million and $77 million, respectively. The European Transformation Plan was expected to result in the realization of annual after-tax savings of $55 to $65 million, and substantially all of these savings have been realized and were included in the Company’s 2011 and 2012 operating results.
In April 2012, the Company migrated its enterprise resource planning systems in Europe to SAP and began operating in a centralized European business model. Since the Company reports sales and operating income based on the region from which the products are shipped and invoiced to external customers and the new model defines how certain regions import and export products, the new model impacted the regions in which the Company’s sales and operating income are reported in 2012. Compared to prior periods, the new model generally results in the European region’s sales and operating income being lower with corresponding increases in the Company’s other regions.
One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its segments, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, through the expansion of Project Renewal, the Company will expand its focus on leveraging the common business activities and best practices by enhancing its newly created Customer Development Organization and by reorganizing the business around two of the critical elements of the Growth Game Plan — Brand & Category Development and Market Execution & Delivery.
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Through December 31, 2012, the North American and European operations of substantially all of the Company’s six segments have successfully gone live with their SAP implementation efforts.
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

	2012		2011		2010
Net sales	$5,902.7	100.0%	$5,864.6	100.0%	$5,658.2	100.0%
Cost of products sold	3,673.6	62.2	3,659.4	62.4	3,509.5	62.0
Gross margin	2,229.1	37.8	2,205.2	37.6	2,148.7	38.0
Selling, general and administrative expenses	1,521.1	25.8	1,515.3	25.8	1,447.8	25.6
Impairment charges	—	—	382.6	6.5	—	—
Restructuring costs	56.1	1.0	50.1	0.9	77.4	1.4
Operating income	651.9	11.0	257.2	4.4	623.5	11.0
Nonoperating expenses:
Interest expense, net	76.1	1.3	86.2	1.5	118.4	2.1
Losses related to extinguishments of debt	10.9	0.2	4.8	0.1	218.6	3.9
Other (income) expense, net	(1.0)	—	13.7	0.2	(7.3)	(0.1)
Net nonoperating expenses	86.0	1.5	104.7	1.8	329.7	5.8
Income before income taxes	565.9	9.6	152.5	2.6	293.8	5.2
Income tax expense	166.3	2.8	17.9	0.3	5.6	0.1
Income from continuing operations	399.6	6.8	134.6	2.3	288.2	5.1
Income (loss) from discontinued operations	1.7	—	(9.4)	(0.2)	4.6	0.1
Net income	$401.3	6.8%	$125.2	2.1%	$292.8	5.2%

Results of Operations — 2012 vs. 2011
Net sales for 2012 were $5,902.7 million, representing an increase of $38.1 million, or 0.6%, from $5,864.6 million for 2011. The following table sets forth an analysis of changes in consolidated net sales for 2012 as compared to 2011 (in millions, except percentages):

Core sales	$129.2	2.2%
Foreign currency	(91.1)	(1.6)
Total change in net sales	$38.1	0.6%
Core sales increased 2.2% compared to the prior year, driven by double-digit core sales growth in the Latin America region and high-single-digit core sales growth in the Asia Pacific region. The growth in emerging markets was partially offset by a decline in the Company’s European businesses due to a challenging macroeconomic environment. Excluding foreign currency, sales in North America and international businesses increased 1.8% and 3.3%, respectively, versus the prior year. Foreign currency had the impact of reducing net sales by 1.6%.
Gross margin, as a percentage of net sales, for 2012 was 37.8%, or $2,229.1 million, versus 37.6% of net sales, or $2,205.2 million, for 2011. The primary drivers of the 20 basis point gross margin increase were pricing and productivity, partially offset by input cost inflation.
SG&A expenses for 2012 were 25.8% of net sales, or $1,521.1 million, versus 25.8% of net sales, or $1,515.3 million, for 2011. In constant currency, SG&A expenses increased $32.6 million, primarily due to $37.1 million of incremental investments in brand building and strategic SG&A activities to support new products, marketing initiatives, new market entries and global expansion, and a $7.3 million increase in structural SG&A due to increased annual incentive compensation offset by savings from structural cost savings initiatives and ongoing restructuring projects. Restructuring-related costs associated with the European Transformation Plan decreased $13.1 million to $24.3 million, as the project neared completion toward the end of 2012. In 2012, the Company incurred $7.6 million of restructuring-related costs associated with Project Renewal. Lastly, $6.3 million of incremental costs in 2011 associated with the Company’s Chief Executive Officer transition did not recur in 2012.
The Company recorded non-cash impairment charges of $382.6 million during 2011, principally relating to the impairment of goodwill in the Company’s Baby & Parenting and Hardware businesses. There were no similar charges recorded during 2012.
The Company recorded restructuring costs of $56.1 million and $50.1 million for 2012 and 2011, respectively. The restructuring costs in 2012 relate to Project Renewal and the European Transformation Plan and consisted of $44.0 million of employee severance, termination benefits and employee relocation costs, $12.8 million of exited contractual commitments and other restructuring costs, and a net benefit of $0.7 million for facility and other exits, including impairment costs. The restructuring costs for 2011 relate to Project Renewal and the European Transformation Plan and consisted of $8.4 million of facility and other exit and impairment costs, $33.2 million of employee severance, termination benefits and employee relocation costs, and $8.5 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2012 was 11.0% of net sales, or $651.9 million, versus 4.4% of net sales, or $257.2 million for 2011. Excluding the impact of the $382.6 million of impairment charges, which were 6.5% of net sales, operating income for 2011 would be $639.8 million, or 10.9% of net sales for 2011.
Net nonoperating expenses for 2012 were $86.0 million versus $104.7 million for 2011. Interest expense for 2012 was $76.1 million, a decrease of $10.1 million from $86.2 million for 2011, due to lower average debt levels in 2012. Losses related to extinguishments of debt were $10.9 million for 2012 compared to $4.8 million in 2011. During 2012, the Company has recognized foreign exchange transactional gains of $2.3 million compared to foreign exchange losses of $14.7 million for 2011, as currencies generally appreciated against the U.S. Dollar during 2012 compared to depreciating in the prior year.
The Company recognized income tax expense of $166.3 million and $17.9 million for 2012 and 2011, respectively. The increase in income tax expense is primarily attributable to pretax income in 2012 and a change in the geographical mix in earnings, as well as $23.1 million of income tax expense attributable to charges resulting from incremental tax contingencies and the expiration of various statutes of limitation and audit settlements. The income tax expense in 2011 is net of a $76.2 million tax benefit the Company was able to record associated with a portion of the $382.6 million of impairment charges. Additionally, the 2011 income tax expense is net of the favorable impact of $49.0 million of benefits due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.
The net income from discontinued operations was $1.7 million for 2012 compared to net loss from discontinued operations of $9.4 million for 2011. Income (loss) from discontinued operations during 2012 and 2011 primarily relate to the Company’s hand torch and solder business which was sold on July 1, 2011. During 2012, all conditions related to the escrow were satisfied and resolved, and the Company had received $7.8 million from the escrow and recognized the proceeds as a gain from the sale of the hand torch and solder business in discontinued operations. The loss on disposal of discontinued operations for 2011 related to the disposal of the hand torch and solder business. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.
Results of Operations — 2011 vs. 2010
Net sales for 2011 were $5,864.6 million, representing an increase of $206.4 million, or 3.6%, from $5,658.2 million for 2010. The following table sets forth an analysis of changes in consolidated net sales for 2011 as compared to 2010 (in millions, except percentages):

Core sales	$102.0	1.8%
Foreign currency	104.4	1.8
Total change in net sales	$206.4	3.6%
Core sales increased 1.8% compared to the prior year, driven by growth in the Company’s international businesses, particularly in emerging markets, with double-digit core sales growth in the Latin America and Asia Pacific regions, across substantially all segments. Excluding foreign currency, sales at the Company’s international and North American businesses increased 3.5% and 1.2%, respectively. Foreign currency contributed 1.8% to the increase in net sales.
Gross margin, as a percentage of net sales, for 2011 was 37.6%, or $2,205.2 million, versus 38.0% of net sales, or $2,148.7 million, for 2010. The primary drivers of the 40 basis point gross margin decrease were input and sourced product cost inflation, partially offset by pricing and productivity.
SG&A expenses for 2011 were 25.8% of net sales, or $1,515.3 million, versus 25.6% of net sales, or $1,447.8 million, for 2010. In constant currency, SG&A expenses increased $36.6 million due to $39.8 million of incremental investments in brand building and other strategic SG&A activities to support marketing initiatives, advertising and promotions, new market entries and global expansion. SG&A expenses for 2011 include $6.3 million of incremental costs incurred due to the Company’s Chief Executive Officer transition and an increase of $22.2 million in restructuring-related costs for the European Transformation Plan. The aforementioned increases were partially offset by $31.7 million lower structural SG&A costs, which resulted primarily from lower incentive compensation costs in 2011 compared to 2010.
As a result of the Company’s annual impairment testing of goodwill and indefinite-lived intangible assets, the Company recorded non-cash impairment charges of $382.6 million during 2011, principally relating to the impairment of goodwill in the Company’s Baby & Parenting and Hardware businesses. There were no similar charges recorded during 2010.
The Company recorded restructuring costs of $50.1 million and $77.4 million for 2011 and 2010, respectively. The year-over-year decrease in restructuring costs was attributable to the completion of Project Acceleration in 2010. The restructuring costs for 2011 relate to Project Renewal and the European Transformation Plan and consisted of $8.4 million of facility and other exit and impairment costs; $33.2 million of employee severance, termination benefits and employee relocation costs; and $8.5 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2010 primarily relate to Project Acceleration and included $6.0 million of facility and other exit and impairment costs; $53.5 million of employee severance, termination benefits and employee relocation costs; and $17.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2011 was 4.4% of net sales, or $257.2 million, versus 11.0% of net sales, or $623.5 million for 2010. Excluding the impact of the $382.6 million of impairment charges, which were 6.5% of net sales, operating income for 2011 would be $639.8 million, or 10.9% of net sales.
Net nonoperating expenses for 2011 were $104.7 million versus $329.7 million for 2010. Interest expense for 2011 was $86.2 million, a decrease of $32.2 million from $118.4 million for 2010, due to lower overall borrowing costs resulting from the Capital Structure Optimization Plan, a more favorable interest rate environment and a higher mix of short-term borrowings. Losses related to extinguishments of debt were $4.8 million for 2011 compared to $218.6 million in 2010. The losses related to extinguishments of debt of $218.6 million recognized in 2010 relate to the retirement of $279.3 million of the $300.0 million aggregate principal amount of 10.60% senior unsecured notes due April 2019 and $324.7 million principal amount of the $345.0 million 5.50% convertible senior notes due 2014 pursuant to the Capital Structure Optimization Plan. During 2011, the Company recognized $14.7 million of foreign exchange transactional losses; however, during 2010, the Company recognized foreign exchange gains of $6.9 million principally related to a foreign exchange gain of $5.6 million associated with the Company’s transition to the Transaction System for Foreign Currency Denominated Securities (“SITME”) rate for remeasuring the Company’s Venezuelan assets and liabilities denominated in Bolivar Fuerte.

The Company recognized income tax expense of $17.9 million and $5.6 million for 2011 and 2010, respectively. The change in the income tax expense was primarily attributable to the $382.6 million of impairment charges in 2011, which were only partially deductible, and $218.6 million of losses related to extinguishments of debt in 2010, which were fully deductible. The change in the income tax expense was also attributable to the recognition of income tax benefits of $49.0 million in 2011 due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation, and the recognition of $63.6 million of previously unrecognized tax benefits in 2010 as a result of the Company entering into a binding closing agreement related to its 2005 and 2006 U.S. Federal income tax examination, including all issues that were at the IRS Appeals Office.
The net loss from discontinued operations was $9.4 million for 2011 compared to net income from discontinued operations of $4.6 million for 2010. The loss on disposal of discontinued operations for 2011 was $15.2 million, after tax, related to the disposal of the hand torch and solder business. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Business Segment Operating Results:
2012 vs. 2011 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2012	2011	% Change
Home Solutions	$1,644.0	$1,710.2	(3.9)%
Writing	1,416.2	1,399.3	1.2
Tools	806.1	779.6	3.4
Commercial Products	759.7	741.5	2.5
Baby & Parenting	736.1	680.4	8.2
Specialty	540.6	553.6	(2.3)
Total net sales	$5,902.7	$5,864.6	0.6
The following table sets forth an analysis of changes in net sales in each segment for 2012 as compared to 2011:

	Home Solutions	Writing	Tools	Commercial Products	Baby & Parenting	Specialty
Core sales	(3.6)%	3.2%	7.0%	3.6%	9.8%	(0.4)%
Foreign currency	(0.3)	(2.0)	(3.6)	(1.1)	(1.6)	(1.9)
Total change in net sales	(3.9)%	1.2%	3.4%	2.5%	8.2%	(2.3)%

Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2012	2011	% Change
Home Solutions(1)	$217.5	$228.9	(5.0)%
Writing(1)	261.9	246.9	6.1
Tools	109.8	119.1	(7.8)
Commercial Products	92.9	108.3	(14.2)
Baby & Parenting	72.7	51.6	40.9
Specialty	68.2	60.2	13.3
Impairment charges	—	(382.6)	NMF
Restructuring costs	(56.1)	(50.1)	(12.0)
Corporate(2)	(115.0)	(125.1)	8.1
Total operating income	$651.9	$257.2	NMF
NMF - Not meaningful

(1)	For 2012, includes restructuring-related costs associated with Project Renewal of $4.9 million and $1.2 million attributable to the Home Solutions and Writing segments, respectively.

(2)
Includes restructuring-related costs of $24.3 million and $37.4 million for 2012 and 2011, respectively, associated with the European Transformation Plan and $4.1 million of restructuring-related costs associated with Project Renewal for 2012. The 2011 operating income also includes $6.3 million of incremental costs associated with the Company’s Chief Executive Officer transition in 2011.

Home Solutions
Net sales for 2012 were $1,644.0 million, a decrease of $66.2 million, or 3.9%, from $1,710.2 million for 2011. Core sales declined 3.6%, primarily due to continuing challenges in the Décor business and also due to a change in merchandising strategy by a significant retail customer in North America, which impacted the Décor and Culinary businesses. Excluding the impacts of currency, sales at the segment’s North American and international businesses declined 3.6% and 1.5%, respectively. Foreign currency had an unfavorable impact of 0.3%.
Operating income for 2012 was $217.5 million, or 13.2% of net sales, a decrease of $11.4 million, or 5.0%, from $228.9 million, or 13.4% of net sales, for 2011. The 20 basis point decrease in operating margin is primarily attributable to a reduction in gross margin, as input cost inflation and unfavorable mix were partially offset by pricing and productivity gains. In constant currency, SG&A costs as a percentage of net sales remained relatively unchanged as reductions in SG&A driven by savings realized from Project Renewal were consistent with the declines in net sales.
Writing
Net sales for 2012 were $1,416.2 million, an increase of $16.9 million, or 1.2%, from $1,399.3 million for 2011. Core sales increased 3.2%, driven by a strong back-to-school season and double-digit core sales growth in the Latin American markets due to the rollout of new products, partially offset by a challenging macroeconomic environment in Western Europe which adversely impacted the fine writing business. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 3.0% and 3.3%, respectively. Foreign currency had an unfavorable impact of 2.0%.
Operating income for 2012 was $261.9 million, or 18.5% of net sales, an increase of $15.0 million, or 6.1%, from $246.9 million, or 17.6% of net sales, for 2011. The 90 basis point increase in operating margin is primarily attributable to gross margin expansion, as pricing and productivity more than offset input cost inflation. In constant currency, SG&A costs as a percentage of net sales increased 20 basis points, primarily due to higher brand building and ongoing strategic SG&A spending to support the continued rollout of Paper Mate® InkJoy®.
Tools
Net sales for 2012 were $806.1 million, an increase of $26.5 million, or 3.4%, from $779.6 million for 2011. Core sales increased 7.0% driven by the introduction of new products in North America and continued investment in sales forces in international markets. Excluding the impacts of foreign currency, sales at the segment’s North American and international businesses increased 6.6% and 7.7%, respectively. Foreign currency had an unfavorable impact of 3.6%.
Operating income for 2012 was $109.8 million, or 13.6% of net sales, a decrease of $9.3 million, or 7.8%, from $119.1 million, or 15.3% of net sales, for 2011. The 170 basis point decrease in operating margin is partially attributable to input cost inflation and unfavorable mix, partially offset by pricing and productivity. The decrease was also the result of a 100 basis point increase in constant currency SG&A costs as a percentage of net sales due to higher brand building and ongoing strategic SG&A spending, structural SG&A to support geographic expansion, and sustained investment in selling and marketing resources in certain businesses.
Commercial Products
Net sales for 2012 were $759.7 million, an increase of $18.2 million, or 2.5%, from $741.5 million for 2011. Core sales increased 3.6%. Excluding the impacts of foreign currency, sales at the segment’s North American businesses increased 6.2% while sales declined 10.1% at international businesses, primarily due to continued softness in the European markets. Foreign currency had an unfavorable impact of 1.1%.
Operating income for 2012 was $92.9 million, or 12.2% of net sales, a decrease of $15.4 million, or 14.2%, from $108.3 million, or 14.6% of net sales, for 2011. The 240 basis point decrease in operating margin is primarily attributable to a 290 basis point increase in constant currency SG&A costs as a percentage of net sales due to higher brand building and ongoing strategic SG&A spending, structural SG&A to support geographic expansion primarily in Latin America, and sustained investments in selling and marketing resources, partially offset by gross margin expansion.
Baby & Parenting
Net sales for 2012 were $736.1 million, an increase of $55.7 million, or 8.2%, from $680.4 million for 2011. Core sales increased 9.8%, which was primarily attributable to improvements in sales at the retail level in North America and sustained growth momentum in the Asia Pacific markets attributable to new products. Excluding the impacts of foreign currency, sales at the segment’s North American and international businesses increased 10.5% and 8.8%, respectively. Foreign currency had an unfavorable impact of 1.6%.

Operating income for 2012 was $72.7 million, or 9.9% of net sales, an increase of $21.1 million, or 40.9%, from $51.6 million, or 7.6% of net sales, for 2011. The 230 basis point increase in operating margin is attributable to productivity, favorable mix, and better leverage of constant currency SG&A costs on the net sales increase, partially offset by input cost inflation.
Specialty
Net sales for 2012 were $540.6 million, a decrease of $13.0 million, or 2.3%, from $553.6 million for 2011. Core sales decreased 0.4%, primarily due to declines in the window hardware and interactive teaching technologies product lines, partially offset by increases in labeling. Excluding the impacts of currency, sales at the segment’s North American businesses increased 0.9% while sales declined 2.7% at international businesses. Foreign currency had an unfavorable impact of 1.9%.
Operating income for 2012 was $68.2 million, or 12.6% of net sales, an increase of $8.0 million, or 13.3%, from $60.2 million, or 10.9% of net sales, for 2011. The 170 basis point increase in operating margin is attributable to a 280 basis point decrease in constant currency SG&A costs as a percentage of net sales, driven by reductions in strategic SG&A activities, partially offset by input cost inflation.
2011 vs. 2010 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2011	2010	% Change
Home Solutions	$1,710.2	$1,678.0	1.9%
Writing	1,399.3	1,355.8	3.2
Tools	779.6	687.6	13.4
Commercial Products	741.5	683.1	8.5
Baby & Parenting	680.4	700.2	(2.8)
Specialty	553.6	553.5	—
Total net sales	$5,864.6	$5,658.2	3.6
The following table sets forth an analysis of changes in net sales in each segment for 2011 as compared to 2010:

	Home Solutions	Writing	Tools	Commercial Products	Baby & Parenting	Specialty
Core sales	1.2%	0.8%	10.3%	7.4%	(5.5)%	(2.1)%
Foreign currency	0.7	2.4	3.1	1.1	2.7	2.1
Total change in net sales	1.9%	3.2%	13.4%	8.5%	(2.8)%	0.0%
Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2011	2010	% Change
Home Solutions	$228.9	$228.3	0.3%
Writing	246.9	222.4	11.0
Tools	119.1	93.0	28.1
Commercial Products	108.3	134.2	(19.3)
Baby & Parenting	51.6	53.4	(3.4)
Specialty	60.2	66.5	(9.5)
Impairment charges	(382.6)	—	NMF
Restructuring costs	(50.1)	(77.4)	35.3
Corporate(3)	(125.1)	(96.9)	(29.1)
Total operating income	$257.2	$623.5	(58.7)%
NMF - Not meaningful figure

(3) Includes restructuring-related costs of $37.4 million and $15.2 million for 2011 and 2010, respectively, associated with the European Transformation Plan, and 2011 also includes $6.3 million of incremental costs associated with the Company’s Chief Executive Officer transition in 2011.

Home Solutions
Net sales for 2011 were $1,710.2 million, an increase of $32.2 million, or 1.9%, from $1,678.0 million for 2010. Core sales increased 1.2%, driven by high-single-digit core sales growth at Calphalon due to new product launches and distribution gains. Excluding the impacts of currency, sales at the segment’s North American businesses increased 1.4% while sales declined 6.0% at international businesses. Foreign currency had a favorable impact of 0.7%.
Operating income for 2011 was $228.9 million, or 13.4% of net sales, an increase of $0.6 million, or 0.3%, from $228.3 million or 13.6% of net sales, for 2010. The 20 basis point decline in operating margin is primarily attributable to input cost inflation, partially offset by pricing and productivity. In constant currency, SG&A costs as a percentage of net sales decreased 110 basis points due to lower incentive compensation costs.
Writing
Net sales for 2011 were $1,399.3 million, an increase of $43.5 million, or 3.2%, from $1,355.8 million for 2010. Core sales increased 0.8% with low-single-digit core sales growth in fine writing products, partially offset by a modest core sales decline in everyday writing products. Core sales growth for everyday writing products was impacted by an estimated $5 to $10 million of sales shifted from 2011 to the fourth quarter of 2010 due to customer order acceleration to qualify for annual volume rebates. Excluding the impacts of currency, sales at the segment’s North American businesses remained unchanged while sales increased 2.0% at international businesses. Foreign currency had a favorable impact of 2.4%.
Operating income for 2011 was $246.9 million, or 17.6% of net sales, an increase of $24.5 million, or 11.0%, from $222.4 million, or 16.4% of net sales, for 2010. The 120 basis point increase in operating margin is attributable to a 60 basis point increase in gross margin, as pricing and productivity were partially offset by input cost inflation. In constant currency, SG&A costs as a percentage of net sales decreased 60 basis points due to lower structural SG&A costs, including lower incentive compensation, partially offset by higher strategic SG&A spending to support geographic expansion, new market entries and distribution gains.

Tools
Net sales for 2011 were $779.6 million, an increase of $92.0 million, or 13.4%, from $687.6 million for 2010. Core sales increased 10.3%, driven by double- and high-single-digit core sales growth across the segment. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 8.4% and 13.1%, respectively. Foreign currency had a favorable impact of 3.1%.
Operating income for 2011 was $119.1 million, or 15.3% of net sales, an increase of $26.1 million, or 28.1%, from $93.0 million, or 13.5% of net sales, for 2010. The 180 basis point increase in operating margin is attributable to a 190 basis point decrease in constant currency SG&A as a percentage of net sales due to better leverage of structural SG&A as a result of increased sales, partially offset by the effects of input cost inflation net of pricing and productivity.
Commercial Products
Net sales for 2011 were $741.5 million, an increase of $58.4 million, or 8.5%, from $683.1 million for 2010. Core sales increased 7.4%. Excluding the impacts of currency, sales at the segment’s North American businesses increased 9.2% while sales declined 1.2% at international businesses, primarily due to weakness in the European markets. Foreign currency had a favorable impact of 1.1%.
Operating income for 2011 was $108.3 million, or 14.6% of net sales, a decrease of $25.9 million, or 19.3%, from $134.2 million, or 19.6% of net sales, for 2010. The 500 basis point decrease in operating margin is primarily attributable to input cost inflation and unfavorable product mix, partially offset by pricing. In constant currency, SG&A costs as a percentage of net sales increased 130 basis points due to increases in brand building, other strategic SG&A and structural spending to support products and initiatives, partially offset by lower incentive compensation.
Baby & Parenting
Net sales for 2011 were $680.4 million, a decrease of $19.8 million, or 2.8%, from $700.2 million for 2010. Core sales declined 5.5% due primarily to continued economic pressure and declining birth rates in the North American and European markets. Excluding the impacts of currency, sales at the segment’s North American and international businesses decreased 8.2% and 1.0%, respectively. Foreign currency had a favorable impact of 2.7%.
Operating income for 2011 was $51.6 million, or 7.6% of net sales, a decrease of $1.8 million, or 3.4%, from $53.4 million, or 7.6% of net sales, for 2010. Operating margins were favorably impacted by pricing and productivity, which more than offset the impacts of inflation. In constant currency, SG&A costs as a percentage of net sales increased 90 basis points due primarily to the core sales decline as increased investments in strategic SG&A costs were partially offset by lower structural SG&A costs, including lower incentive compensation.
Specialty
Net sales for 2011 were $553.6 million, an increase of $0.1 million, or essentially flat, from $553.5 million for 2010. Core sales decreased 2.1%, driven by double-digit core sales declines at the hardware businesses, partially offset by mid-single-digit core sales growth in the labeling and technology businesses. Excluding the impacts of currency, sales at the segment’s North American businesses declined 5.6% while international sales increased 5.3%. Foreign currency had a favorable impact of 2.1%.
Operating income for 2011 was $60.2 million, or 10.9% of net sales, a decrease of $6.3 million, or 9.5%, from $66.5 million, or 12.0% of net sales, for 2010. The 110 basis point decrease in operating margin is primarily attributable to a 190 basis point increase in constant currency SG&A costs as a percentage of net sales. Structural SG&A costs increased as a percentage of net sales as a result of the decrease in core sales. Higher strategic SG&A costs in the technology businesses attributable to investments in strategic initiatives also contributed to the increase in SG&A costs as a percentage of net sales.

Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents increased (decreased) as follows for the years ended December 31, (in millions):

	2012	2011	2010
Cash provided by operating activities	$618.5	$561.3	$582.6
Cash used in investing activities	(163.0)	(206.4)	(153.4)
Cash used in financing activities	(446.0)	(324.6)	(571.9)
Currency effect on cash and cash equivalents	4.1	0.3	4.0
Increase (decrease) in cash and cash equivalents	$13.6	$30.6	$(138.7)
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
Cash provided by operating activities for 2012 was $618.5 million compared to $561.3 million for 2011. The $57.2 million year-over-year increase in operating cash flow was primarily driven by the following:

•	improved profitability in 2012 compared to 2011;

•	a $61.7 million decrease in incentive compensation payments made in 2012 compared to 2011; and

•	a $9.2 million decrease in customer program payments during 2012 compared to 2011;
Partially offset by

•	a $41.1 million increase in contributions to the Company’s defined benefit plans, including its primary U.S. defined benefit pension plan.
Cash provided by operating activities for 2011 was $561.3 million compared to cash provided by operating activities of $582.6 million for 2010. The $21.3 million year-over-year decline in operating cash flow was primarily driven by the following items:

•
higher customer program payments in 2011 compared to 2010, including higher amounts paid in 2011 for amounts earned in 2010 compared to customer program payments in 2010 for amounts earned in 2009, which resulted in an incremental $114.0 million use of cash in 2011;

Partially offset by

•	a $30.0 million decline in contributions to the Company’s primary U.S. defined benefit pension plan, from $50.0 million in 2010 to $20.0 million in 2011; and

•	a $43.4 million decline in cash paid for income taxes.
During 2012, the Company received net proceeds of $106.0 million from its short-term borrowing arrangements compared to $34.4 million of net payments related to these borrowing arrangements in 2011. The Company's short-term borrowings, which include commercial paper and the receivables financing facility, were $210.7 million at December 31, 2012 compared to $103.6 million at December 31, 2011. The increase in short-term borrowings is primarily due to the redemption of the $436.7 million of the 5.25% Junior Convertible Subordinated Debentures (the "Debentures") in July 2012 and the repayments of an aggregate $750.0 million principal amount of medium-term notes during 2012, partially offset by proceeds from long-term debt issuances in the second and fourth quarters of 2012. In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the "2015 Notes") and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the "Notes"). The aggregate net proceeds from the Notes were $495.1 million, which were used in July 2012 to fund the redemption of all of the $436.7 million outstanding principal amount of the Debentures that underlie the convertible preferred securities (the "Preferred Securities"), to reduce short-term borrowings and for general corporate purposes. In December 2012, the Company completed the offering and sale of $350.0 million aggregate principal amount of the 2.05% notes due 2017 (the "2017 Notes"). The net proceeds of $346.8 million from the issuance of the 2017 Notes, together with cash on hand and short-term borrowings, were used to repay the $500.0 million outstanding principal amount of the 5.50% notes due 2013.
In July 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. (”Worthington”) for cash consideration of $51.0 million, $8.0 million of which was held in escrow. The cash consideration paid to the Company also provided for settlement of all claims involving the Company’s litigation with Worthington. During 2012, the conditions related to the escrow were satisfied and resolved, and the Company received $7.8 million from the escrow.
During 2011, the Company made net payments of $34.4 million related to its short-term borrowing arrangements, including commercial paper and its receivables facility, compared to $133.6 million of net proceeds from these borrowing arrangements in 2010. The net proceeds in 2010 were used primarily to complete the Capital Structure Optimization Plan (the “Plan”).
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
During 2012, the Company retired $250.0 million outstanding principal amount of 6.75% medium-term notes (the "2012 Notes") at maturity in March 2012, for which interest expense was previously recorded at a rate of approximately 2.3% after contemplating the effect of the terminated interest rate swaps related to the 2012 Notes. In July 2012, the Company redeemed $436.7 million outstanding principal amount of Debentures that underlie the Preferred Securities. During the third quarter of 2012, the Company repaid an additional $8.5 million outstanding principal amount of extant 6.11% medium-term notes due 2028 (the "2028 Notes"). In December 2012, the Company repaid $500.0 million outstanding principal amount of 5.50% notes due in April 2013 (the “2013 Notes”) and paid a premium of $7.1 million due to early repayment. The Company used a combination of short-term borrowings, cash on hand and proceeds from the Notes and the 2017 Notes to repay the 2012 Notes, the 2013 Notes, the 2028 Notes and the Debentures.
During 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the unsecured three-year $400.0 million term loan (the “Term Loan”). In connection with the extinguishments of $20.2 million principal amount of Convertible Notes, the Company paid $3.1 million in cash to the holders of such Convertible Notes during 2011.
In 2010, the Company completed a cash tender offer for $279.3 million of $300.0 million principal amount of 10.60% notes due 2019 and paid cash of $402.2 million upon settlement. Pursuant to the Plan, the Company also completed an exchange offer for $324.7 million of $345.0 million principal amount of Convertible Notes (the “Exchange Offer”) and issued 37.7 million shares of common stock and paid cash consideration of $52.0 million to holders accepting the Exchange Offer. The Company made payments on medium-term notes and other debt of $108.6 million and made payments of $200.0 million on its Term Loan during 2010.
Aggregate dividends paid were $125.9 million, $84.9 million and $55.4 million for 2012, 2011 and 2010, respectively. The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012, and further increased the quarterly dividend by 50% from $0.10 per share to $0.15 per share, effective with the Company's dividend paid in December 2012.
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). The SRP is authorized to run for a period of three years ending in August 2014. During 2012, the Company repurchased and retired 4.9 million shares pursuant to the SRP for $91.5 million.

Capital expenditures were $177.2 million, $222.9 million and $164.7 million for 2012, 2011 and 2010, respectively. The largest single capital project in all periods was the implementation of SAP, which represented $36.2 million, $65.4 million and $45.3 million of capital expenditures for 2012, 2011 and 2010, respectively.
During 2012 and 2011, the Company paid $26.5 million and $20.0 million, respectively, in connection with acquisitions and acquisition-related activity.

Cash used for restructuring activities was $48.6 million, $39.5 million and $72.8 million for 2012, 2011 and 2010, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.

In 2012 and 2011, the Company made contributions of $100.8 million and $59.7 million, respectively, to its defined benefit plans. In 2013, the Company expects to make contributions of $144 million, including $100 million in January 2013 to its primary U.S. defined benefit pension plan.
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

	2012	2011	2010
Accounts receivable	67	61	62
Inventory	66	68	69
Accounts payable	(50)	(46)	(47)
Cash conversion cycle	83	83	84
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. For 2012, the increase in accounts receivable days is attributable to the timing of sales in the fourth quarter of 2012 compared to the fourth quarter of 2011, and this increase was offset by the combined improvements in inventory and accounts payable days. The Company’s cash conversion cycle at December 31, 2012 approximated its cash conversion cycle at December 31, 2011 and 2010. The Company has leveraged the implementation of SAP in North America to improve working capital over the past several years, with a focus on reducing the number of days of inventory on hand.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•	Cash and cash equivalents at December 31, 2012 were $183.8 million, and the Company had $800.0 million of borrowing capacity under its revolving credit facility.

•
Working capital at December 31, 2012 was $700.3 million compared to $487.1 million at December 31, 2011, and the current ratio at December 31, 2012 was 1.45:1 compared to 1.29:1 at December 31, 2011. The increase in working capital and the current ratio is primarily attributable to an increase in accounts receivable balances due to the timing of sales in the fourth quarter of 2012 compared to the same quarter in 2011 and lower combined levels of short-term and current portion of long-term debt, partially offset by an increase in accounts payable.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.46:1 and 0.52:1 at December 31, 2012 and December 31, 2011, respectively.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). In December 2012, the Company obtained an extension of the term of the Credit Agreement for a period of one year beyond its original maturity date such that the Credit Agreement will expire on December 1, 2017. The Facility provides the committed backup liquidity for the issuance of commercial paper and accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of December 31, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and there was no commercial paper outstanding. Concurrent with the Company’s entry into the Credit Agreement, the Company terminated its $665.0 million syndicated revolving credit facility, which was scheduled to expire in November 2012.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In September 2012, the Company renewed its 364-day receivables financing facility that provides for maximum borrowings of up to $200.0 million such that it will expire in September 2013. As of December 31, 2012, aggregate borrowings of $200.0 million were outstanding under the facility at a weighted-average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the years ended December 31, (in millions):

	2012		2011
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$392.8	$163.6	$214.5	$80.0
Receivables financing facility	200.0	128.3	200.0	160.1
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) a specified dollar amount ranging from $550.0 million to $750.0 million related to impairment charges incurred by the Company. As of December 31, 2012, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and utilize the $800.0 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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
As of December 31, 2012, the current portion of long-term debt and short-term debt totaled $211.9 million, including $200.0 million of borrowings under the receivables facility.
Total debt was $1.9 billion and $2.2 billion as of December 31, 2012 and 2011, respectively, a decrease of $258.4 million. During 2012, the Company repaid $250.0 million of the 2012 Notes and repaid $8.5 million of the 2028 Notes. In July 2012, the Company redeemed the $436.7 million outstanding principal amount of the Debentures that underlie the Preferred Securities. In December 2012, the Company repaid the $500.0 million of 2013 Notes. The decrease in total debt due to repayments in 2012 was partially offset by issuances of an aggregate of $850 million principal amount of medium-term notes and a $100.0 million increase in borrowings under the receivables facility during 2012.
The following table presents the average outstanding debt and weighted-average interest rates for the years ended December 31, (in millions, except percentages):

	2012	2011	2010
Average outstanding debt	$2,195.5	$2,351.3	$2,461.0
Average interest rate(1)	3.5%	3.6%	4.8%
 (1) The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 51.7% and 17.7% of total debt as of December 31, 2012 and 2011, respectively. The increase in floating-rate debt is primarily due to fixed-for-floating interest rate swaps related to $500.0 million of 4.7% medium-term notes due 2020 that were entered into during 2012, whereas in 2011, the Company terminated and settled fixed-for-floating interest rate swaps relating to $750.0 million principal amount of medium-term notes. Additionally, borrowings under the receivables facility were $200.0 million at December 31, 2012, an increase of $100.0 million compared to December 31, 2011. See Footnote 9 of the Notes to Consolidated Financial Statements for further details.

Pension and Other Postretirement Plan Obligations
The Company sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets, as well as the interest rate environment. In 2012 and 2011, the Company made cash contributions of $48.5 million and $20.4 million, respectively, to its primary U.S. defined benefit pension plan. The Company expects to contribute approximately $144 million to its worldwide pension and other postretirement plans in 2013, which includes $100 million contributed in January 2013 to its primary U.S. defined benefit pension plan.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. During 2012, the projected benefit obligations of the Company’s defined benefit plans increased approximately $170 million, primarily due to the decline in interest rates. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or to the extent the pension liabilities increase due to declines in interest rates or otherwise, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate.
Dividends
The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012, and further increased the quarterly dividend by 50% from $0.10 per share to $0.15 per share, effective with the Company's dividend paid in December 2012. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives and restructuring activities, and at the Company's discretion, to repay outstanding debt.

The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During 2012, the Company repurchased 4.9 million shares pursuant to the SRP for $91.5 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2012, the Company has repurchased and retired a total of 8.3 million shares for $137.6 million. During January 2013, the Company purchased an additional 0.5 million shares at an aggregate cost of $12.3 million. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Stable
Fitch Ratings	BBB	F-2	Stable
Outlook
For the year ending December 31, 2013, the Company expects to generate cash flows from operations of $575 to $625 million after restructuring and restructuring-related cash payments of $70 to $90 million and approximately $100 million in contributions to the Company’s primary U.S. pension plan. The Company plans to fund capital expenditures of approximately $175 to $200 million, which include expenditures associated with the implementation of SAP in Brazil.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $210.7 million, primarily representing borrowings under the receivables facility.
Resolution of Income Tax Contingencies
In 2011 and 2010, the Company recorded $49.0 million and $79.3 million, respectively, in net income tax benefits as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations on certain tax matters. In 2012, amounts recognized as income tax benefits as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations were not material. These benefits are reflected in the Company’s 2012, 2011 and 2010 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different from that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2012, and future minimum lease payments for the use of property and equipment under operating lease agreements.

The following table summarizes the effect that lease and other material contractual obligations are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2012. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$1,918.4	$211.9	$250.0	$350.0	$1,106.5
Interest on debt(2)	453.1	67.2	129.4	121.9	134.6
Operating lease obligations(3)	457.3	105.5	149.9	98.0	103.9
Purchase obligations(4)	742.9	645.6	97.3	—	—
Total contractual obligations(5)	$3,571.7	$1,030.2	$626.6	$569.9	$1,345.0

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2012. Includes $200.0 million in borrowings under the receivables facility that the Company intends to repay or refinance before maturity in September 2013. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2012, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $750.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2012. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2012. For further information relating to these obligations, see Footnote 12 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2012 for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)	Total does not include contractual obligations reported on the December 31, 2012 balance sheet as current liabilities, except for current portion of long-term debt and short-term debt.
The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. As a large taxpayer, the Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will increase or decrease over time; therefore, the $112.7 million in unrecognized tax benefits, including interest and penalties, at December 31, 2012, is excluded from the preceding table. See Footnote 16 of the Notes to Consolidated Financial Statements for additional information.
Additionally, the Company has obligations with respect to its pension and other postretirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2012, the Company had liabilities of $727.7 million related to its unfunded and underfunded pension and other postretirement benefit plans for which the Company expects to make contributions of $144 million in 2013. See Footnote 13 of the Notes to Consolidated Financial Statements for further information.
As of December 31, 2012, the Company had $45.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 20 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2012, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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
Inventory Reserves
The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Net provisions for excess and obsolete inventories, including shrink reserves, totaled $38.3 million, $26.9 million and $18.4 million in 2012, 2011 and 2010, respectively, and are included in cost of products sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company's goodwill is assigned to the Company's reporting units. For the Company’s annual impairment testing in 2012, reporting units, which were referred to as the Company's Global Business Units (“GBU”), were one level below the operating segment level. Effective January 1, 2012, the Company, as part of Project Renewal, implemented certain changes to its organizational structure that resulted in the consolidation of the Company's 13 global business units ("GBU") into nine; and, as a result, the Company performed its annual goodwill impairment testing for the nine GBUs. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company's existing reporting units.
As of July 1, 2012, the Company had nine reporting units with total goodwill of $2.4 billion. Four of the Company's nine reporting units accounted for over 70 percent of the Company's total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Technology; and Industrial Products & Services.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units' projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. Other than the annual impairment test, the Company determined that no tests of impairment were necessary during 2012.
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
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 10. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company's total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit's market position, brand awareness, gross and operating margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2012 of approximately $5.3 billion was significantly in excess of its book value of stockholders' equity of approximately $2.0 billion. For the impairment test as of July 1, 2012, if each reporting unit's EBITDA multiple were reduced by 1.0 from the 6 to 10 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed Step 1 of the goodwill impairment test.

The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value the Technology reporting unit for the annual impairment test as of July 1, 2012. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Technology reporting unit in 2012, the Company used an average compound long-term sales growth rate of 2%, average operating margins generally ranging from 14% to 18%, and a discount rate of 12%. The Company concluded that the Technology reporting unit passed Step 1 of the goodwill impairment test based on the estimated fair value determined using the discounted cash flow approach.

If the discount rate used to estimate the fair value of the Technology reporting unit increased 100 basis points, the estimated fair value of the reporting unit would have declined by approximately $60 million and would have resulted in a fair value, which was approximately 1% less than the net assets of the reporting unit. Additional valuation procedures would have been required to determine whether the Technology reporting unit's goodwill was impaired, and to the extent goodwill was impaired, the magnitude of the impairment charge. The carrying amount of goodwill assigned to the Technology reporting unit was approximately $360 million as of July 1, 2012.

The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of the Technology reporting unit. The Company continues to monitor whether these initiatives are being executed as planned and are successful in improving the financial performance of the reporting unit. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with the Technology reporting unit in future periods. The Technology reporting unit has been adversely affected by the decline in government spending and its impact on the classroom technology industry, as well as weaker macroeconomic conditions throughout Western Europe.

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
The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2012, and determined that none of its indefinite-lived intangible assets were impaired.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2012 was not required during 2012.
Potential for Future Impairments
As of December 31, 2012, the Company had goodwill of $2.4 billion and indefinite-lived intangible assets of $311.1 million. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company's market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Capitalized Software Costs
The Company capitalizes costs associated with internal-use software during the application development stage after both the preliminary project stage has been completed and the Company’s management has authorized and committed to funding for further project development. Capitalized internal-use software costs include: (i) external direct costs of materials and services consumed in developing or obtaining the software; (ii) payroll and payroll-related costs for employees who are directly associated with and who devote time directly to the project; and (iii) interest costs incurred while developing the software. Capitalization of these costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. The Company expenses as incurred research and development, general and administrative, and indirect costs associated with internal-use software. In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company capitalized $43.9 million of software costs during 2012, which primarily relate to employee, consultant and related personnel costs incurred in the rollout of SAP in the European region and in Brazil. Capitalized software costs net of accumulated amortization were $269.2 million at December 31, 2012. Capitalized interest costs included in capitalized software were not material as of December 31, 2012.
The Company amortizes internal-use software costs using the straight-line method over the estimated useful life of the software, which typically ranges from 3 to 12 years. Capitalized software costs are evaluated annually for indicators of impairment, including but not limited to a significant change in available technology or the manner in which the software is being used. Impaired items are written down to their estimated fair values.
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
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $33.0 million as of December 31, 2012. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and determines the probable loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability (“CERCLA”) and other matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2012, ranged between $21.9 million and $25.4 million. As of December 31, 2012, the Company had a reserve of $22.3 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.
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
In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 13 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2012 (in millions):

	U.S.	International
Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$4.8
Accrued current benefit cost	(9.7)	(4.4)
Accrued noncurrent benefit cost	(453.7)	(101.1)
Net liability recognized in the Consolidated Balance Sheet	$(463.4)	$(100.7)

		U.S.
Other postretirement benefit obligations:
Accrued current benefit cost		$(12.9)
Accrued noncurrent benefit cost		(145.9)
Liability recognized in the Consolidated Balance Sheet		$(158.8)
The following table summarizes the net pretax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2012	2011	2010
Net pension cost	$25.4	$19.5	$21.5
Net postretirement benefit costs	7.2	8.4	9.2
Total	$32.6	$27.9	$30.7
The Company used weighted-average discount rates of 4.6% to determine the expenses for 2012 for the pension and postretirement plans. The Company used a weighted-average expected return on assets of 6.9% to determine the expense for the pension plans for 2012.

The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2012 Expense
25 basis point decrease in discount rate	$0.6
25 basis point increase in discount rate	$(0.7)
25 basis point decrease in expected return on assets	$3.0
25 basis point increase in expected return on assets	$(3.0)
The total projected benefit obligations of the Company’s pension and postretirement plans as of December 31, 2012 were $1.77 billion and $158.8 million, respectively. The Company used a weighted-average discount rate of 3.7% to determine the projected benefit obligations for the pension and postretirement plans as of December 31, 2012.
The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and postretirement plans, holding all other assumptions constant (in millions):

December 31, 2012 Impact on PBO
25 basis point decrease in discount rate	$68.3
25 basis point increase in discount rate	$(65.7)

The Company has $621.1 million (after-tax) of net unrecognized pension and other postretirement losses ($931.3 million pretax) included as a reduction to stockholders’ equity at December 31, 2012. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates, as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is amortized to expense over the life of each plan. The net amount amortized to expense totaled $24.8 million (pretax) in 2012, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. Changes in actuarial assumptions, changes in discount rates, actual returns on plan assets and changes in the actuarially determined life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Footnote 1—Description of Business and Significant Accounting Policies—Recent Accounting Pronouncements.”
International Operations
For 2012, 2011 and 2010, the Company’s non-U.S. businesses accounted for approximately 32%, 33% and 32% of net sales, respectively (see Footnote 19 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2012 vs. 2011	2011 vs. 2010
	2012	2011	2010	% Change	% Change
U.S.	$4,004.5	$3,915.7	$3,870.3	2.3%	1.2%
Non-U.S	1,898.2	1,948.9	1,787.9	(2.6)	9.0
	$5,902.7	$5,864.6	$5,658.2	0.6%	3.6%
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. As of December 31, 2012, the Company’s Venezuelan subsidiary had $63.4 million of net monetary assets denominated in Bolivar Fuertes, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in a one-time estimated pretax charge (benefit) of $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $5 million and $3 million, respectively.
In May 2010, the Venezuelan government enacted reforms to its foreign currency exchange control regulations to close down the parallel exchange market. In early June 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. The Company began applying the SITME rate of 5.3 Bolivar Fuerte to U.S. Dollar in May 2010. The transition to the SITME rate from the parallel rate did not have a material impact on the Company’s consolidated net sales or operating income for 2010 compared to using the parallel rate for the same period. The transition to the SITME rate did result in a one-time foreign exchange gain of $5.6 million, which is recognized in other income in 2010. Since the introduction of SITME in June 2010, the Venezuelan government held the rate constant at 5.3 Bolivar Fuerte to U.S. Dollar until February 2013. In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar and the SITME rate is no longer available. As a result, the Company expects to record an estimated $10 million one-time charge in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes at the time the devaluation is effective. In addition, the Company’s 2013 reported net sales and operating income are expected to be adversely impacted by an estimated $9 million and $5 million, respectively, due solely to the devaluation of the Bolivar Fuerte.
The Company is unable to predict with certainty whether future devaluations will occur because of the economic uncertainty in Venezuela; however, future devaluations would adversely impact the Company’s future financial results. Any change in the rate would not impact reported changes in core sales, which exclude the impact of foreign currency.
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
The Company’s assets and liabilities adjusted to fair value at least annually are its money market fund investments, included in cash and cash equivalents; mutual fund investments, included in other assets; and derivative instruments, primarily included in prepaid expenses and other, other assets, other accrued liabilities and other noncurrent liabilities, and these assets and liabilities are therefore subject to the measurement and disclosure requirements outlined in the authoritative guidance. The Company determines the fair value of its money market fund investments based on the values of the underlying assets (Level 2) and its mutual fund investments based on quoted market prices (Level 1). The Company generally uses derivatives for hedging purposes, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.
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
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 48.3% of the Company’s $1.92 billion of total debt as of December 31, 2012.
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
Financial Instruments
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2012 as follows (in millions):

Prepaid expenses and other	$0.5
Other assets	$38.9
Other accrued liabilities	$1.3
Other noncurrent liabilities	$7.2
See Footnote 11 of the Notes to Consolidated Financial Statements for additional information on derivatives.

Value at Risk
The amounts shown below represent the estimated potential economic loss that the Company could incur from adverse changes in either interest rates or foreign exchange rates using the value-at-risk estimation model. The value-at-risk model uses historical foreign exchange rates and interest rates to estimate the volatility and correlation of these rates in future periods. It estimates a loss in fair market value using statistical modeling techniques that are based on a variance/covariance approach and includes substantially all market risk exposures (specifically excluding cost and equity method investments). The fair value losses shown in the table below represent the Company’s estimate of the maximum loss that could arise in one day. The amounts presented in the table are shown as an illustration of the impact of potential adverse changes in interest and foreign currency exchange rates. The following table sets forth the one-day value-at-risk as of and for the year ended December 31, (in millions, except percentages):

Market Risk(1)	2012 Average	December 31, 2012	2011 Average	December 31, 2011	Confidence Level
Interest rates	$6.6	$2.9	$10.3	$10.6	95%
Foreign exchange	$9.7	$6.0	$11.8	$15.5	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
The year-over-year decline in value-at-risk for interest rates is primarily due to the Company swapping a fixed rate for a short-term floating rate for $500 million of the Company’s medium-term notes due 2020, because the short-term rate has less risk compared to the longer-term rate and the shorter-term rate has less historical volatility. The year-over-year decline in value-at-risk for foreign exchange is due to generally lower foreign currency positions at December 31, 2012 compared to December 31, 2011 and lower exchange rate volatility in late 2012 compared to late 2011.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.
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
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Newell Rubbermaid Inc. and subsidiaries and our report dated March 1, 2013 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
March 1, 2013

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2012	2011	2010
Net sales	$5,902.7	$5,864.6	$5,658.2
Cost of products sold	3,673.6	3,659.4	3,509.5
Gross margin	2,229.1	2,205.2	2,148.7
Selling, general and administrative expenses	1,521.1	1,515.3	1,447.8
Impairment charges	—	382.6	—
Restructuring costs	56.1	50.1	77.4
Operating income	651.9	257.2	623.5
Nonoperating expenses:
Interest expense, net of interest income of $4.3, $2.2 and $3.5 in 2012, 2011 and 2010, respectively	76.1	86.2	118.4
Losses related to extinguishments of debt	10.9	4.8	218.6
Other (income) expense, net	(1.0)	13.7	(7.3)
Net nonoperating expenses	86.0	104.7	329.7
Income before income taxes	565.9	152.5	293.8
Income tax expense	166.3	17.9	5.6
Income from continuing operations	399.6	134.6	288.2
Income (loss) from discontinued operations, net of tax	1.7	(9.4)	4.6
Net income	$401.3	$125.2	$292.8
Weighted-average shares outstanding:
Basic	291.2	293.6	282.4
Diluted	293.6	296.2	305.4
Earnings per share:
Basic:
Income from continuing operations	$1.37	$0.46	$1.02
Income (loss) from discontinued operations	0.01	(0.03)	0.02
Net income	$1.38	$0.43	$1.04
Diluted:
Income from continuing operations	$1.36	$0.45	$0.94
Income (loss) from discontinued operations	0.01	(0.03)	0.02
Net income	$1.37	$0.42	$0.96
Dividends per share	$0.43	$0.29	$0.20

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

Year Ended December 31,	2012	2011	2010
Net income	$401.3	$125.2	$292.8

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	40.6	(27.7)	(13.1)
Change in unrecognized pension and other postretirement costs	(119.8)	(75.9)	(7.0)
Derivative hedging (loss) gain	(2.8)	1.6	0.3
Total other comprehensive loss, net of tax	(82.0)	(102.0)	(19.8)

Comprehensive income (1)	$319.3	$23.2	$273.0

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$183.8	$170.2
Accounts receivable, net of allowances of $39.8 for 2012 and $36.0 for 2011	1,112.4	1,002.0
Inventories, net	696.4	699.9
Deferred income taxes	135.8	130.7
Prepaid expenses and other	142.7	145.2
Total Current Assets	2,271.1	2,148.0
Property, plant and equipment, net	560.2	551.4
Goodwill	2,370.2	2,366.0
Other intangible assets, net	654.1	666.1
Deferred income taxes	85.2	120.2
Other assets	281.2	309.2
Total Assets	$6,222.0	$6,160.9
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$527.4	$468.5
Accrued compensation	173.5	131.4
Other accrued liabilities	658.0	693.5
Short-term debt	210.7	103.6
Current portion of long-term debt	1.2	263.9
Total Current Liabilities	1,570.8	1,660.9
Long-term debt	1,706.5	1,809.3
Other noncurrent liabilities	944.5	838.1
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	304.7	305.3
Outstanding shares, before treasury:
2012 – 304.7
2011 – 305.3
Treasury stock, at cost:	(448.0)	(432.8)
Shares held:
2012 – 17.8
2011 – 17.0
Additional paid-in capital	634.1	586.3
Retained earnings	2,294.9	2,097.3
Accumulated other comprehensive loss	(789.0)	(707.0)
Stockholders’ Equity Attributable to Parent	1,996.7	1,849.1
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	3.5
Total Stockholders’ Equity	2,000.2	1,852.6
Total Liabilities and Stockholders’ Equity	$6,222.0	$6,160.9
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2012	2011	2010
Operating Activities:
Net income	$401.3	$125.2	$292.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163.7	161.6	172.3
Impairment charges	—	382.6	—
(Gain) loss on disposal of discontinued operations	(5.2)	13.9	—
Losses related to extinguishments of debt	10.9	4.8	218.6
Deferred income taxes	71.2	(4.8)	(6.1)
Non-cash restructuring costs	0.3	7.0	6.3
Stock-based compensation expense	32.9	43.0	36.5
Other, net	12.0	11.7	21.9
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(101.2)	(17.6)	(103.6)
Inventories	7.7	(21.5)	(14.5)
Accounts payable	56.3	3.3	39.1
Accrued liabilities and other	(31.4)	(147.9)	(80.7)
Net Cash Provided by Operating Activities	618.5	561.3	582.6

Investing Activities:
Acquisitions and acquisition-related activity	(26.5)	(20.0)	(1.5)
Capital expenditures	(177.2)	(222.9)	(164.7)
Proceeds from sales of businesses and other noncurrent assets	43.5	44.3	16.8
Other	(2.8)	(7.8)	(4.0)
Net Cash Used in Investing Activities	(163.0)	(206.4)	(153.4)

Financing Activities:
Short-term borrowings, net	106.0	(34.4)	133.6
Proceeds from issuance of debt, net of debt issuance costs	841.9	3.3	547.3
Payments for settlement of warrants	—	—	(298.4)
Proceeds from settlement of call options	—	—	369.5
Repurchase and retirement of shares of common stock	(91.5)	(46.1)	(500.1)
Payments on and for the settlement of notes payable and debt	(1,203.4)	(151.0)	(710.8)
Cash consideration paid for exchange of convertible notes(1)	—	(3.1)	(53.0)
Cash dividends	(125.9)	(84.9)	(55.4)
Excess tax benefits related to stock-based compensation	12.7	—	—
Other, net	14.2	(8.4)	(4.6)
Net Cash Used in Financing Activities	(446.0)	(324.6)	(571.9)

Currency rate effect on cash and cash equivalents	4.1	0.3	4.0
Increase (Decrease) in Cash and Cash Equivalents	13.6	30.6	(138.7)
Cash and Cash Equivalents at Beginning of Year	170.2	139.6	278.3
Cash and Cash Equivalents at End of Year	$183.8	$170.2	$139.6
Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$56.6	$36.6	$80.0
Interest	$101.3	$89.1	$109.4
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
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2009	$294.0	$(420.6)	$669.8	$1,820.7	$(585.2)	$1,778.7	$3.5	$1,782.2
Net income	—	—	—	292.8	—	292.8	—	292.8
Foreign currency translation	—	—	—	—	(13.1)	(13.1)	—	(13.1)
Unrecognized pension and other postretirement costs	—	—	—	—	(7.0)	(7.0)	—	(7.0)
Gain on derivative instruments	—	—	—	—	0.3	0.3	—	0.3
Cash dividends on common stock	—	—	—	(55.4)	—	(55.4)	—	(55.4)
Stock-based compensation and other	1.3	(5.1)	35.7	(0.8)	—	31.1	—	31.1
Settlement of call options	—	—	369.5	—	—	369.5	—	369.5
Settlement of warrants	—	—	(298.4)	—	—	(298.4)	—	(298.4)
Common stock issued for convertible notes exchange	37.7	—	600.3	—	—	638.0	—	638.0
Retirement of common stock purchased under the ASB	(25.8)	—	(474.3)	—	—	(500.1)	—	(500.1)
Extinguishment of equity component of convertible notes	—	—	(334.4)	—	—	(334.4)	—	(334.4)
Balance at December 31, 2010	$307.2	$(425.7)	$568.2	$2,057.3	$(605.0)	$1,902.0	$3.5	$1,905.5
Net income	—	—	—	125.2	—	125.2	—	125.2
Foreign currency translation	—	—	—	—	(27.7)	(27.7)	—	(27.7)
Unrecognized pension and other postretirement costs	—	—	—	—	(75.9)	(75.9)	—	(75.9)
Gain on derivative instruments	—	—	—	—	1.6	1.6	—	1.6
Cash dividends on common stock	—	—	—	(84.9)	—	(84.9)	—	(84.9)
Stock-based compensation and other	1.2	(7.1)	42.2	(0.3)	—	36.0	—	36.0
Common stock issued for convertible notes exchange	2.3	—	42.4	—	—	44.7	—	44.7
Retirement of common stock purchased under the ASB	(2.0)	—	2.0	—	—	—	—	—
Retirement of common stock purchased under the 2011 SRP	(3.4)	—	(42.7)	—	—	(46.1)	—	(46.1)
Extinguishment of equity component of convertible notes	—	—	(25.8)	—	—	(25.8)	—	(25.8)
Balance at December 31, 2011	$305.3	$(432.8)	$586.3	$2,097.3	$(707.0)	$1,849.1	$3.5	$1,852.6
Net income	—	—	—	401.3	—	401.3	—	401.3
Foreign currency translation	—	—	—	—	40.6	40.6	—	40.6
Unrecognized pension and other postretirement costs		—	—	—	(119.8)	(119.8)	—	(119.8)
Loss on derivative instruments	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Cash dividends on common stock	—	—	—	(125.2)	—	(125.2)	—	(125.2)
Stock-based compensation and other	4.3	(15.2)	57.8	(1.9)	—	45.0	—	45.0
Retirement of common stock purchased under the 2011 SRP	(4.9)	—	(10.0)	(76.6)	—	(91.5)	—	(91.5)
Balance at December 31, 2012	$304.7	$(448.0)	$634.1	$2,294.9	$(789.0)	$1,996.7	$3.5	$2,000.2
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business
Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that help people flourish every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Rubbermaid®, Levolor®, Goody®, Calphalon®, Sharpie®, Paper Mate®, Parker®, Waterman®, Irwin®, Lenox®, Graco®, Aprica® and Dymo®. The Company’s multi-product offering consists of well-known, name-brand consumer and commercial products in six business segments: Home Solutions; Writing; Tools; Commercial Products; Baby & Parenting; and Specialty.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions.
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
The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate and foreign currency derivatives at December 31, 2012 was $38.9 million and $0.5 million, respectively.
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

Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2012 and 2011, the Company’s reserves for excess and obsolete inventory and shrink totaled $56.9 million and $59.3 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
The Company evaluates goodwill for impairment annually at the reporting unit level. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of each reporting unit for its goodwill impairment test based on a discounted cash flow model, an earnings multiple or an actual sales offer received from a prospective buyer, if available. Estimates critical to the Company’s fair value estimates using earnings multiples include the projected financial performance of the reporting unit and the applicable earnings multiple. Estimates critical to the Company’s fair value estimates under the discounted cash flow model include the discount rate, projected average revenue growth, projected long-term growth rates in the determination of terminal values and product costs.
The Company measures the amount of any goodwill impairment based upon the estimated fair value of the underlying assets and liabilities of the reporting unit, including any unrecognized intangible assets, and estimates the implied fair value of goodwill. An impairment charge is recognized to the extent the recorded goodwill exceeds the implied fair value of goodwill.
The Company evaluates indefinite-lived intangible assets (primarily trademarks and trade names) for impairment annually. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of an indefinite-lived intangible asset is below its carrying amount. Estimates critical to the Company’s evaluation of indefinite-lived intangible assets for impairment include the discount rate, royalty rates used in its evaluation of trade names, projected average revenue growth and projected long-term growth rates in the determination of terminal values. An impairment charge is recorded if the carrying amount of an indefinite-lived intangible asset exceeds the estimated fair value on the measurement date.
See Footnote 7 for additional detail on goodwill and other intangible assets.
Other Long-Lived Assets
The Company tests its other long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of revenues and expenses, working capital and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
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
Advertising Costs
The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $118.5 million, $120.9 million and $107.6 million for 2012, 2011 and 2010, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $146.8 million, $158.3 million and $152.9 million in 2012, 2011 and 2010, respectively.
Research and Development Costs
Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $125.4 million, $130.1 million and $128.8 million in 2012, 2011 and 2010, respectively.
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
Interest Rate Risk Management
Gains and losses on interest rate swaps designated as cash flow hedges, to the extent that the hedge relationship has been effective, are deferred in other comprehensive income (loss) and recognized in interest expense over the period in which the Company recognizes interest expense on the related debt instrument. The fair value of interest rate swaps on long-term debt designated as fair value hedges, to the extent the hedge relationship is effective, are recorded as an asset or liability with a corresponding adjustment to the carrying value of the debt. Any ineffectiveness on these instruments is immediately recognized in interest expense in the period that the ineffectiveness occurs.
Gains or losses resulting from the early termination of interest rate swaps previously designated as fair value hedges are deferred as an increase or decrease to the carrying value of the related debt and amortized as an adjustment to the yield of the related debt instrument over the remaining period originally covered by the swap. The cash received or paid relating to the termination of interest rate swaps is included in accrued liabilities and other as an operating activity in the Consolidated Statements of Cash Flows.
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
The fair values of foreign currency hedging instruments are recorded within Prepaid expenses and other and Other accrued liabilities in the Consolidated Balance Sheets based on the maturity of the Company’s forward contracts at December 31, 2012 and 2011. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
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
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. The Company’s Venezuelan operations had $63.4 million of net monetary assets denominated in Bolivar Fuertes as of December 31, 2012, which are subject to changes in value based on changes in the exchange rate for Bolivar Fuertes. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of Bolivar Fuertes versus the U.S. Dollar will result in one-time benefits (charges) in each reporting period during which such exchange rate changes become effective. Throughout 2012 and 2011, the Company used the exchange rate of the Transaction System for Foreign Currency Denominated Securities (SITME) of 5.3 Bolivar Fuertes to U.S. Dollar. During 2012, 2011 and 2010, the Company’s Venezuelan operations generated less than 1% of consolidated net sales.
In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, the Company expects to record a charge to other expense to reduce the value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes.

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
Recent Accounting Pronouncements
Changes to U.S. Generally Accepted Accounting Principles (“US GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. Additionally, ASU 2011-05 eliminates the option to present comprehensive income and its components as part of the statement of stockholders’ equity. Effective January 1, 2012, the Company adopted ASU 2011-05 as amended by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers the effective date of provisions in ASU 2011-05 that require presentation of reclassifications out of comprehensive income by income statement line item on the statement of comprehensive income, with all other requirements of ASU 2011-05 unaffected. The Company adopted ASU 2011-05 and ASU 2011-12 beginning January 1, 2012 and has elected to present items of net income and other comprehensive income in two consecutive statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, a more detailed two-step goodwill impairment test will need to be performed which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed by the Company after January 1, 2012. The Company adopted the guidance in ASU 2011-08 for its annual goodwill impairment test performed during 2012, and the adoption of the guidance did not have a material impact on the Company's goodwill impairment test.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment,” which amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If this is the case, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any. To perform a qualitative assessment, an entity must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. ASU 2012-02 is effective for annual and interim impairment tests performed by the Company for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company early adopted the provisions of ASU 2012-02 effective July 1, 2012, which coincided with its annual impairment tests for the year ended December 31, 2012. The adoption of ASU 2012-02 did not have a material impact on the Company's indefinite-lived intangibles impairment test results.

In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies that ordinary trade receivables are not in the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, ASU 2011-11 applies only to certain derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting standards or subject to a master netting arrangement or similar agreement. Other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for annual and interim periods beginning after on or after January 1, 2013, and the Company is currently evaluating the impacts the ASUs may have on its financial statement disclosures in future periods.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 finalizes the requirements of ASU 2011-05 that ASU 2011-12 deferred, clarifying how to report the effect of significant reclassifications out of accumulated other comprehensive income. ASU 2013-02 is to be applied prospectively. The Company does not anticipate that the adoption of this ASU will materially change the presentation of its consolidated financial statements.

Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.

FOOTNOTE 2
Discontinued Operations
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. (“Worthington”) for cash consideration of $51.0 million, $8.0 million of which was held in escrow for a period of one year. The cash consideration paid in connection with the transaction provided for settlement of all claims involving the Company’s litigation with Worthington referenced in Footnote 20. In connection with the sale of the business, the Company transferred net assets with a carrying value of approximately $11.1 million to Worthington, representing property, plant and equipment, certain intangible assets, and net working capital. The Company allocated $35.2 million of the Hardware business’s goodwill (presently included in the Specialty segment) to the hand torch and solder business on a relative fair value basis as of July 1, 2011, and the $35.2 million of goodwill was written off in connection with the sale. The Company retained approximately $13.0 million of accounts receivable associated with the hand torch and solder business that resulted from sales prior to July 1, 2011. During 2012, the conditions related to the escrow were satisfied and resolved, and the Company received $7.8 million from the escrow and recognized the proceeds as a gain from the sale of the hand torch and solder business in discontinued operations.

The following table provides a summary of amounts included in discontinued operations, which primarily relate to the hand torch and solder business (in millions):

	2012	2011	2010
Net sales	$—	$58.8	$101.0
Income from operations, net of income tax expense of $2.6 and $2.0 for 2011 and 2010, respectively	$—	$5.8	$4.6
Gain (loss) on disposal, including income tax expense of $3.4 and $1.3 for 2012 and 2011, respectively	1.7	(15.2)	—
Income (loss) from discontinued operations, net of tax	$1.7	$(9.4)	$4.6

FOOTNOTE 3
Stockholders’ Equity
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During 2012, the Company repurchased 4.9 million shares pursuant to the SRP for $91.5 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2012, the Company repurchased and retired 8.3 million shares at an aggregate cost of $137.6 million.
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
In connection with the Plan, on August 2, 2010, the Company entered into an accelerated stock buyback program (the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”). Under the ASB, on August 10, 2010, the Company paid Goldman Sachs an initial purchase price of $500.0 million, and Goldman Sachs delivered approximately 25.8 million shares of common stock to the Company. The final number of shares that the Company purchased under the ASB was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock from August 11, 2010 until March 21, 2011, subject to certain adjustments. Based on a calculated per share price of $17.95, Goldman Sachs delivered 2.0 million additional shares to the Company on March 24, 2011 in connection with the completion of the ASB, and such shares were immediately retired.

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

The following table displays the components of accumulated other comprehensive loss as of and for the year ended December 31, 2012 (in millions):

	Foreign Currency Translation Loss, net of tax	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Income (Loss), net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2011	$(207.1)	$(501.3)	$1.4	$(707.0)
Current period change	40.6	(119.8)	(2.8)	(82.0)
Balance at December 31, 2012	$(166.5)	$(621.1)	$(1.4)	$(789.0)

The following table depicts the components of other comprehensive income (loss) presented on a pretax basis and the associated income tax impact (in millions):

	Foreign Currency Translation Income (Loss)	Change in Unrecognized Pension & Other Postretirement Costs	Derivative Hedging Income (Loss)	Other Comprehensive Income (Loss)
2012
Pretax	$42.1	$(156.4)	$(4.1)	$(118.4)
Tax (expense) benefit	(1.5)	36.6	1.3	36.4
After-tax	$40.6	$(119.8)	$(2.8)	$(82.0)
2011
Pretax	$(27.7)	$(112.4)	$2.6	$(137.5)
Tax benefit (expense)	—	36.5	(1.0)	35.5
After-tax	$(27.7)	$(75.9)	$1.6	$(102.0)
2010
Pretax	$(13.1)	$(37.3)	$0.3	$(50.1)
Tax benefit (expense)	—	30.3	—	30.3
After-tax	$(13.1)	$(7.0)	$0.3	$(19.8)

FOOTNOTE 4
Restructuring Costs
Project Renewal

In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. In connection with the program, the Company consolidated three operating groups into two and 13 global business units into nine. In addition, the Company consolidated a limited number of manufacturing facilities and distribution centers as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company's Consumer and Professional groups were eliminated and the Company's nine global business units are being streamlined into six business segments. In connection with the expansion, the Company expects to incur incremental cash costs of $225 to $250 million, approximately 80% of which are employee-related cash costs, including severance, retirement, and other termination benefits and costs. The Company also expects to record incremental pretax restructuring charges in the range of $250 to $275 million over the same period. Cumulative pretax costs of the expanded Project Renewal are expected to be $340 to $375 million, with cash costs of $300 to $340 million. Project Renewal is expected to be completed by mid-2015.
The following table depicts the restructuring charges incurred in connection with Project Renewal for the year ended December 31, (in millions):

	2012	2011	Since Inception Through December 31, 2012
Facility and other exit costs, including impairments	$(0.7)	$8.4	$7.7
Employee severance, termination benefits and relocation costs	29.2	18.3	47.5
Exited contractual commitments and other	8.8	4.5	13.3
	$37.3	$31.2	$68.5

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for 2012 and 2011 (in millions):

	December 31, 2011			December 31, 2012
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$(0.7)	$0.7	$—
Employee severance, termination benefits and relocation costs	11.2	29.2	(21.4)	19.0
Exited contractual commitments and other	4.5	8.8	(9.0)	4.3
	$15.7	$37.3	$(29.7)	$23.3

	December 31, 2010			December 31, 2011
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$8.4	$(8.4)	$—
Employee severance, termination benefits and relocation costs	—	18.3	(7.1)	11.2
Exited contractual commitments and other	—	4.5	—	4.5
	$—	$31.2	$(15.5)	$15.7

The following table depicts the activity in accrued restructuring reserves for Project Renewal for 2012 and 2011 aggregated by reportable business segment (in millions):

	December 31, 2011			December 31, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Home Solutions	$7.1	$7.6	$(6.2)	$8.5
Writing	1.4	2.4	(3.1)	0.7
Tools	—	1.0	(0.8)	0.2
Commercial Products	—	5.6	(4.2)	1.4
Baby & Parenting	2.0	0.9	(2.0)	0.9
Specialty	2.4	3.4	(3.1)	2.7
Corporate	2.8	16.4	(10.3)	8.9
	$15.7	$37.3	$(29.7)	$23.3

	December 31, 2010			December 31, 2011
Segment	Balance	Provision	Costs Incurred	Balance
Home Solutions	$—	$7.8	$(0.7)	$7.1
Writing	—	1.9	(0.5)	1.4
Baby & Parenting	—	2.4	(0.4)	2.0
Specialty	—	3.7	(1.3)	2.4
Corporate	—	15.4	(12.6)	2.8
	$—	$31.2	$(15.5)	$15.7
European Transformation Plan
In June 2010, the Company announced a program to centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale, and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to approximately10%. The implementation of the European Transformation Plan was complete as of December 31, 2012, with cumulative restructuring costs over the life of the initiative totaling $37.7 million.
Restructuring charges incurred in connection with the European Transformation Plan are reported in the Company’s Corporate segment and were $18.8 million and $18.9 million in 2012 and 2011, respectively, while restructuring charges in 2010 were not material.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for 2012 and 2011 (in millions):

	December 31, 2011			December 31, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$6.0	$14.8	$(9.9)	$10.9
Exited contractual commitments and other	2.1	4.0	(4.1)	2.0
	$8.1	$18.8	$(14.0)	$12.9

	December 31, 2010			December 31, 2011
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$—	$14.9	$(8.9)	$6.0
Exited contractual commitments and other	—	4.0	(1.9)	2.1
	$—	$18.9	$(10.8)	$8.1
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

The table below summarizes the restructuring costs recognized for Project Acceleration restructuring activities for the periods indicated (in millions):

	2010	Since Inception Through December 31, 2010
Facility and other exit costs, including impairments	$6.0	$178.4
Employee severance, termination benefits and relocation costs	53.5	241.0
Exited contractual commitments and other	17.9	79.0
	$77.4	$498.4
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. Costs incurred include cash payments and the impairment of assets associated with vacated facilities. Impairments included in restructuring charges totaled $6.0 million for 2010. The impaired assets include vacated land and buildings, land and buildings for which a plan existed to vacate and dispose of the facility, and machinery and equipment to be sold or otherwise disposed of prior to the end of its original estimated useful life. The impairments primarily result from the consolidation of manufacturing activities as well as the increased use of sourcing partners.
A summary of activity in accrued restructuring reserves for continuing operations for 2012 and 2011 is as follows (in millions):

	December 31, 2011			December 31, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$3.3	$—	$(1.5)	$1.8
Exited contractual commitments and other	5.9	—	(2.6)	3.3
	$9.2	$—	$(4.1)	$5.1

	December 31, 2010			December 31, 2011
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$22.2	$—	$(18.9)	$3.3
Exited contractual commitments and other	11.3	—	(5.4)	5.9
	$33.5	$—	$(24.3)	$9.2
The table below shows restructuring costs recognized for Project Acceleration aggregated by reportable business segment for the years ended December 31, (in millions):

Segment	2010	Since inception through December 31, 2010
Home Solutions	$6.6	$125.6
Writing	23.7	187.7
Tools	7.3	68.6
Commercial Products	1.6	3.0
Baby & Parenting	8.1	22.8
Specialty	—	12.4
Corporate	30.1	78.3
	$77.4	$498.4
The following table depicts the activity in accrued restructuring reserves for 2012 and 2011 aggregated by reportable business segment (in millions):

	December 31, 2011			December 31, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$2.3	$—	$(1.5)	$0.8
Tools	4.1	—	(1.1)	3.0
Corporate	2.8	—	(1.5)	1.3
	$9.2	$—	$(4.1)	$5.1

	December 31, 2010			December 31, 2011
Segment	Balance	Provision	Costs Incurred	Balance
Home Solutions	$2.1	$—	$(2.1)	$—
Writing	10.5	—	(8.2)	2.3
Tools	4.7	—	(0.6)	4.1
Baby & Parenting	1.9	—	(1.9)	—
Specialty	0.7	—	(0.7)	—
Corporate	13.6	—	(10.8)	2.8
	$33.5	$—	$(24.3)	$9.2
The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

Segment	2012	2011	2010
Home Solutions	$7.6	$7.8	$6.6
Writing	2.4	1.9	23.7
Tools	1.0	—	7.3
Commercial Products	5.6	—	1.6
Baby & Parenting	0.9	2.4	8.1
Specialty	3.4	3.7	—
Corporate	35.2	34.3	30.1
	$56.1	$50.1	$77.4

Cash paid for all restructuring activities included in operating activities was $48.6 million, $39.5 million and $72.8 million for 2012, 2011 and 2010, respectively.

FOOTNOTE 5
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2012	2011
Materials and supplies	$126.6	$130.8
Work in process	109.3	105.6
Finished products	460.5	463.5
	$696.4	$699.9
Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Cost of certain domestic inventories (approximately 54.4% and 53.3% of gross inventory costs at December 31, 2012 and 2011, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2012 and 2011, LIFO reserves were $49.8 million and $41.9 million, respectively. The net income (loss) recognized by the Company related to the liquidation of LIFO-based inventories in 2012, 2011 and 2010 was $4.2 million, $(0.5) million and $8.7 million, respectively.

FOOTNOTE 6
Property, Plant & Equipment, Net
Property, plant and equipment, net, consisted of the following as of December 31, (in millions):

	2012	2011
Land	$27.5	$28.5
Buildings and improvements	368.1	381.0
Machinery and equipment	1,748.6	1,743.4
	2,144.2	2,152.9
Accumulated depreciation	(1,584.0)	(1,601.5)
	$560.2	$551.4
Depreciation expense was $106.7 million, $110.6 million and $118.0 million in 2012, 2011 and 2010, respectively.

FOOTNOTE 7
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2012 and 2011 (in millions):

Segment	December 31, 2011 Balance	Acquisitions	Impairment Charges (2)	Other Adjustments (1)	Foreign Currency	December 31, 2012 Balance (2)
Home Solutions	$226.9	$—	$—	$—	$—	$226.9
Writing	764.8	—	—	0.9	0.8	766.5
Tools	480.3	—	—	—	1.9	482.2
Commercial Products	387.5	—	—	—	0.2	387.7
Baby & Parenting	134.0	—	—	(3.4)	(2.6)	128.0
Specialty	372.5	—	—	3.2	3.2	378.9
	$2,366.0	$—	$—	$0.7	$3.5	$2,370.2

Segment	December 31, 2010 Balance	Acquisitions	Impairment Charges (2)	Other Adjustments(1)	Foreign Currency	December 31, 2011 Balance
Home Solutions	$226.9	$—	$—	$—	$—	$226.9
Writing	771.8	—	—	—	(7.0)	764.8
Tools	464.6	—	—	15.9	(0.2)	480.3
Commercial Products	387.5	—	—	—	—	387.5
Baby & Parenting	435.7	—	(305.5)	—	3.8	134.0
Specialty	463.0	2.2	(64.7)	(25.2)	(2.8)	372.5
	$2,749.5	$2.2	$(370.2)	$(9.3)	$(6.2)	$2,366.0

(1)
The other adjustment for Baby & Parenting in 2012 was due to the settlement of a contingency that was initially recorded in conjunction with the acquisition of Aprica in 2008. The other adjustment for Specialty for 2011 includes a payment of $10.0 million for contingent payments relating to the Company’s acquisition of PSI Systems, Inc. (“Endicia”) in 2007. The contingent payments are based on Endicia’s post-acquisition revenues. The other adjustment for 2011 for Specialty also includes the goodwill of the hand torch and solder business that was written off in connection with the sale of the business in 2011.

(2)
Cumulative impairment charges relating to goodwill since January 1, 2002 were $1,642.4 million as of December 31, 2012 and 2011. Of this amount, $538.0 million was included in cumulative effect of accounting change, and $298.9 million was included in discontinued operations.

The Company performs its annual impairment tests of goodwill and indefinite-lived intangibles as of the first day of the Company’s third quarter because it coincides with the Company’s annual strategic planning process. No impairments were recorded as a result of the annual impairment tests of goodwill and indefinite-lived intangible assets during 2012. The Company recorded non-cash impairment charges of $382.6 million in 2011 as a result of its annual impairment tests, principally related to goodwill impairments in the Company’s Baby & Parenting and Hardware reporting units (included in the Specialty segment). The impairments generally resulted from declines in sales projections relative to previous estimates due to economic and market factors based in large part on actual declines in sales in the first six months of 2011, which adversely impacted projected operating margins and net cash flows for these reporting units. The decline in anticipated future cash flows adversely affected the estimated fair value of the reporting units calculated using the discounted cash flow approach and resulted in the estimated fair value of the Baby & Parenting and the Hardware reporting units being less than their net assets (including goodwill). In addition to $370.2 million of goodwill impairments, the Company recorded $12.4 million of non-cash impairment charges relating to impairments of trade names and other assets. See Footnote 18 for further details.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$311.1	$—	$311.1	$311.3	$—	$311.3
Trade names — other	42.1	(28.0)	14.1	42.3	(25.1)	17.2
Capitalized software	429.9	(160.7)	269.2	387.1	(125.8)	261.3
Patents	92.2	(68.2)	24.0	88.4	(59.2)	29.2
Customer lists	113.5	(77.9)	35.6	114.6	(67.6)	47.0
Other	3.1	(3.0)	0.1	3.1	(3.0)	0.1
	$991.9	$(337.8)	$654.1	$946.8	$(280.7)	$666.1
The table below summarizes the Company’s amortization periods using the straight-line method for other intangible assets, including capitalized software, as of December 31, 2012:

	Weighted-Average Amortization Period (in years)	Amortization Periods (in years)
Trade names — indefinite life	N/A	N/A
Trade names — other	10	3 – 20 years
Capitalized software	10	3 – 12 years
Patents	7	3 – 14 years
Customer lists	8	3 – 10 years
Other	5	3 – 5 years
	9
Amortization expense for intangible assets, including capitalized software, was $57.0 million, $51.0 million and $54.3 million in 2012, 2011 and 2010, respectively.
As of December 31, 2012, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2013	2014	2015	2016	2017
$51.2	$49.5	$43.5	$39.0	$36.7
Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

FOOTNOTE 8
Other Accrued Liabilities
Other accrued liabilities included the following as of December 31, (in millions):

	2012	2011
Customer accruals	$269.8	$250.7
Accruals for manufacturing, marketing and freight expenses	91.6	105.1
Accrued self-insurance liabilities	56.9	66.8
Accrued pension, defined contribution and other postretirement benefits	45.8	54.6
Accrued contingencies, primarily legal, environmental and warranty	38.3	37.2
Accrued restructuring (See Footnote 4)	41.3	33.0
Other	114.3	146.1
Other accrued liabilities	$658.0	$693.5
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

FOOTNOTE 9
Debt
The following is a summary of outstanding debt as of December 31, (in millions):

	2012	2011
Medium-term notes	$1,703.9	$1,632.3
Convertible notes	0.1	0.1
Junior convertible subordinated debentures	—	436.7
Receivables facility	200.0	100.0
Other debt	14.4	7.7
Total debt	1,918.4	2,176.8
Short-term debt	(210.7)	(103.6)
Current portion of long-term debt	(1.2)	(263.9)
Long-term debt	$1,706.5	$1,809.3
During 2012 and 2011, the Company’s average commercial paper obligations outstanding were $163.6 million and $80.0 million, respectively, at average interest rates, including fees and commissions, of 2.7% and 2.2%, respectively.
The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2012 (in millions):

2013	2014	2015	2016	2017	Thereafter	Total
$211.9	$—	$250.0	$—	$350.0	$1,106.5	$1,918.4

Medium-term Notes
The Company’s outstanding medium-term notes consisted of the following principal amounts and interest rate swap values as of December 31, (in millions):

	2012	2011
6.75% senior notes due 2012	$—	$250.0
5.50% senior notes due 2013	—	500.0
2.00% senior notes due 2015	250.0	—
2.05% senior notes due 2017	350.0	—
6.25% senior notes due 2018	250.0	250.0
10.60% senior notes due 2019	20.7	20.7
4.70% senior notes due 2020	550.0	550.0
4.00% senior notes due 2022	250.0	—
6.11% senior notes due 2028	1.5	10.0
Interest rate swaps	31.7	35.8
Unamortized gain on termination of interest rate swaps	—	15.8
Total medium-term notes	$1,703.9	$1,632.3
Average stated interest rate of all medium-term notes outstanding as of December 31, 2012 was 3.94%.

As of December 31, 2012, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swap, which includes fixed-for-floating interest rate contracts with third-party financial institutions the Company entered into during 2012 relating to $500.0 million of the 4.70% medium-term notes due 2020. See Footnote 11 for further details. During 2011, the Company, at its option, terminated and settled certain interest rate swaps related to an aggregate $750.0 million principal amount of medium-term notes with original maturity dates ranging between March 2012 and April 2013. The Company received cash proceeds of $22.7 million from counterparties as settlement for the interest rate swaps. Under the relevant authoritative guidance, gains resulting from the early termination of interest rate swaps were deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the interest rate swaps. The cash received from the termination of the interest rate swaps is included in operating activities in accrued liabilities and other in the Consolidated Statement of Cash Flows for 2011.

The medium-term note balances at December 31, 2012 and 2011 include mark-to-market adjustments of $31.7 million and $35.8 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $21.8 million, $31.5 million and $30.3 million for 2012, 2011 and 2010, respectively.

In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the "2015 Notes") and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the "Notes"). The aggregate net proceeds from the issuance of the Notes were $495.1 million and were used to fund the redemption of all of the $436.7 million of junior convertible subordinated debentures which underlie the outstanding 5.25% convertible preferred securities with an aggregate liquidation preference of $421.2 million, to reduce short-term borrowings and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2015 Notes may be redeemed by the Company at any time and the 2022 Notes may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2022 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2022 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2022 Notes, then the redemption price is equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued interest to such redemption date. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company's Consolidated Balance Sheet at December 31, 2012 based on their maturity dates in 2015 and 2022.

In December 2012, the Company completed the offering and sale of $350.0 million aggregate principal amount of 2.05% notes due 2017 (the "2017 Notes"). The net proceeds of $346.8 million from the issuance of the 2017 Notes, together with cash on hand and short-term borrowings, were used to repay the $500.0 million outstanding principal amount of 5.50% notes due 2013. The 2017 Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2017 Notes may be redeemed by the Company at any time prior to the maturity date, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the 2017 Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. The 2017 Notes also contain a provision that allows holders of the 2017 Notes to require the Company to repurchase all or any part of the 2017 Notes if a change of control triggering event occurs. Under this provision, the repurchase of the 2017 Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such 2017 Notes to the date of repurchase. The 2017 Notes are classified as long-term debt in the Company's Consolidated Balance Sheet at December 31, 2012 based on their maturity date in 2017.

In December 2012, the Company repaid and retired the $500.0 million outstanding principal amount of 5.50% senior notes due April 2013 (the “2013 Notes”). At settlement, the Company made cash payments of $512.9 million, which included accrued interest of $5.8 million through settlement and a $7.1 million premium payable due to the early repayment pursuant to the terms of the 2013 Notes. The Company recognized a loss of $4.1 million on extinguishment of the 2013 Notes, which includes the $7.1 million premium net of the remaining $3.0 million unamortized gain on terminated interest rate swaps attributable to the 2013 Notes.

During 2012, the Company repaid and retired $250.0 million principal amount of the 6.75% senior notes due March 2012 and repaid and retired $8.5 million principal amount of extant 6.11% medium-term notes due 2028.

In connection with the Capital Structure Optimization Plan (the “Plan”), the Company completed the offering and sale of $550.0 million aggregate principal amount of 4.70% senior unsecured notes with a maturity of August 2020 (the “2020 Notes”) in August 2010. The net proceeds from this offering were $544.9 million, which together with cash on hand and short-term borrowings were used to fund the repurchase of $500.0 million of shares of the Company’s common stock through an accelerated buyback program and to complete a cash tender offer for any and all of the $300.0 million principal amount of outstanding 10.60% notes due 2019. The 2020 Notes are unsecured and unsubordinated obligations of the Company and equally rank with all of its existing and future senior unsecured debt. The 2020 Notes may be redeemed by the Company at any time, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the 2020 Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. The 2020 Notes also contain a provision that allows holders of the 2020 Notes to require the Company to repurchase all or any part of the 2020 Notes if a change of control triggering event occurs. Under this provision, the repurchase of the 2020 Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such 2020 Notes to the date of repurchase. The 2020 Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2012 and 2011 based on their maturity date.
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
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for an additional $20.0 million outstanding principal amount of Convertible Notes. The Company paid $3.1 million in cash and issued 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt in 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in loss related to extinguishment of debt in the Consolidated Statement of Operations for 2011. During 2011, in addition to the March 2011 exchanges, the Company also exchanged an additional $0.2 million principal amount of the Convertible Notes generally based on the same terms and conditions as offered to the holders of the Convertible Notes in previous exchanges. As of December 31, 2012, $0.1 million principal amount of the Convertible Notes remained outstanding.
Junior Convertible Subordinated Debentures
In 1997, a 100% owned finance subsidiary (the “Subsidiary”) of the Company issued 10.0 million shares of 5.25% convertible preferred securities (the “Preferred Securities”). Holders of the Preferred Securities were entitled to cumulative cash dividends of 5.25% of the liquidation preference of $50 per Preferred Security, or $2.625 per year. Each of these Preferred Securities was convertible into 0.9865 of a share of the Company’s common stock. During 2005 and 2004, the Company purchased an aggregate of 1.6 million shares of its Preferred Securities from holders at an average price of $45.27 per share ($71.3 million).

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
During 2012, the Company redeemed the $436.7 million of remaining outstanding Debentures. Because the Preferred Securities were mandatorily redeemable upon the retirement of the Debentures at maturity or upon acceleration of the Debentures, the Preferred Securities were concurrently redeemed at 100% of the liquidation preference of $421.2 million. In conjunction with the redemption of the Debentures and the Preferred Securities, the Company received cash proceeds of $15.5 million representing liquidation of the Company's equity interest in the Subsidiary. The Company repaid the Debentures at 100% of their face amount; therefore, substantially all of the $6.0 million loss on extinguishment of the Debentures was due to the write-off of deferred financing costs.
Receivables-Related Borrowings
In September 2009, the Company entered into a 364-day receivables facility that provides for borrowings of up to $200.0 million (the “Receivables Facility”), and the maturity date has been extended such that it expires in September 2013. Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of December 31, 2012. As of December 31, 2012, the financing subsidiary owned $679.9 million of outstanding accounts receivable, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2012. The amount that may be borrowed under the Receivables Facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. As of December 31, 2012, the Company had outstanding borrowings of $200.0 million under the Receivables Facility, which have been classified as short-term borrowings and bear interest at a weighted-average rate of 0.9%.

Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2016, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). During 2012, the Company obtained an extension of the term of the Credit Agreement for a period of one year beyond its original maturity date such that the Credit Agreement will expire on December 1, 2017. The Company may from time to time request increases in the aggregate commitment to up to $1.25 billion upon the satisfaction of approval requirements. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the facility. As of December 31, 2012, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and there was no commercial paper outstanding.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
The Credit Agreement contains customary representations and warranties, covenants and events of default. The covenants set forth in the Credit Agreement include certain affirmative and negative operational and financial covenants, including, among other things, restrictions on the Company’s ability to incur certain liens, make fundamental changes to its business or engage in transactions with affiliates, limitations on the amount of indebtedness that may be incurred by the Company’s subsidiaries and a requirement that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the Credit Agreement. In addition, the Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement and the termination of the lenders’ obligation to extend credit pursuant to the Credit Agreement. As of December 31, 2012, the Company was in compliance with the provisions of the Credit Agreement.

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

FOOTNOTE 11
Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to existing debt obligations with initial maturities ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivatives to hedge interest rates on anticipated issuances of debt securities occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated debt issuances. These derivatives are designated as cash flow hedges. The Company uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Additionally, the Company purchases certain raw materials that are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company reports its derivative positions in the Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for 2012, 2011 and 2010.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheets as of December 31, 2012 and 2011 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	2012	2011	Balance Sheet Location	2012	2011
Interest rate swaps	Other assets	$38.9	$35.8	Other noncurrent liabilities	$7.2	$—
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.5	1.9	Other accrued liabilities	0.2	—
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—	0.5	Other accrued liabilities	1.1	—
Total assets		$39.4	$38.2	Total liabilities	$8.5	$—

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2012 and 2011.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement. During 2012, the Company entered into fixed-for-floating interest rate contracts with third-party financial institutions for $500.0 million principal amount of medium-term notes due 2020. During the term of these contracts, the Company will receive semi-annual interest payments from the counterparties based on a fixed annual interest rate of 4.70%; and, concurrently, the Company will make semi-annual interest payments at a rate indexed to the LIBOR. During 2011, the Company, at its option, terminated certain interest rate swap contracts that were previously accounted for as fair value hedges. See Footnote 9 for further details.

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for 2012, 2011 and 2010 were as follows (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2012	2011	2010
Interest rate swaps	Interest expense, net	$(4.0)	$16.2	$23.9
Fixed-rate debt	Interest expense, net	$4.0	$(16.2)	$(23.9)
The Company did not realize any ineffectiveness related to fair value hedges during 2012, 2011 and 2010.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for 2012, 2011 and 2010 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		2012	2011	2010
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$(0.1)	$(5.1)	$(1.8)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	(0.1)	(0.7)	0.5
Forward interest rate swaps	Interest expense, net	(0.1)	—	—
Commodity swap	Cost of products sold	(2.9)	—	—
		$(3.2)	$(5.8)	$(1.3)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	2012	2011	2010
Foreign exchange contracts on inventory-related purchases	$(1.7)	$(2.8)	$(1.4)
Foreign exchange contracts on intercompany borrowings	(2.1)	1.8	4.3
Forward interest rate swaps	(2.5)	—	—
Commodity swap	(2.9)	—	—
	$(9.2)	$(1.0)	$2.9
During 2012, the Company entered into forward interest rate swap contracts with certain counterparties for an aggregate $250.0 million notional amount (the "Forward Swaps") to swap floating LIBOR rates with a weighted-average fixed rate of 1.8%. The Forward Swaps had original maturities in March 2013. The Forward Swaps were intended to fix the "risk-free" component of the interest rate of the Company's forecasted debt issuances that were probable of occurring at the time the Forward Swaps were entered into. In November 2012, the Forward Swaps were settled upon the issuance of the $350.0 million principal amount of 2.05% medium-term notes due 2017 (the “2017 Notes”). The Company determined that the Forward Swaps met the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Forward Swaps are accounted for as cash flow hedges. Upon the settlement of the Forward Swaps, the Company recognized pretax losses of $2.5 million in AOCI, and the Company will reclassify these losses into earnings as interest expense over the term of the instruments the Forward Swaps were intended to hedge.

In May 2012, the Company entered into a commodity swap contract with a counterparty for an aggregate $14.0 million notional amount (the "Commodity Swap") relating to forecasted monthly purchases of resin. The Commodity Swap expired on December 31, 2012 with cash settlement occurring monthly through the expiration date. The Company determined that the Commodity Swap met the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Commodity Swap was accounted for as a cash flow hedge.
The Company (paid) received $(0.5) million, $2.4 million and $3.8 million to settle foreign exchange contracts on intercompany borrowings during 2012, 2011, and 2010 respectively. Such amounts are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for 2012, 2011 and 2010.
The ineffectiveness related to cash flow hedges during 2012 was not material and the Company did not realize any ineffectiveness related to cash flow hedges during 2011 and 2010. The Company estimates that during the next 12 months it will reclassify losses of $1.5 million included in the pretax amount recorded in AOCI as of December 31, 2012 into earnings.

FOOTNOTE 12
Commitments
Lease Commitments
The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2023. Rent expense, which is recognized on a straight-line basis over the life of the lease term, was $135.2 million, $129.4 million and $122.7 million in 2012, 2011 and 2010, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2012 (in millions):

2013	2014	2015	2016	2017	Thereafter	Total
$105.5	$81.0	$68.9	$53.3	$44.7	$103.9	$457.3
Purchase Obligations
The Company enters into certain obligations to purchase finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.
As of December 31, 2012, the Company’s future estimated total purchase obligations are as follows (in millions):

2013	2014	2015	Total
$645.6	$90.9	$6.4	$742.9

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

Included in AOCI at December 31, 2012 is $931.3 million ($621.1 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company expects to recognize $32.9 million ($21.6 million net of tax) of costs in 2013 associated with net actuarial losses and prior service credit.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire non-union U.S. workforce, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit arrangement, which has a three-year cliff-vesting schedule. The Company recorded $19.0 million, $18.8 million and $17.9 million in expense for the defined contribution benefit arrangement for 2012, 2011 and 2010, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2012 and 2011 is $18.8 million and is included in other accrued liabilities in the Consolidated Balance Sheets.
As of December 31, 2012 and 2011, the Company maintained various nonqualified deferred compensation plans with varying terms. The total liability associated with these plans was $65.3 million and $68.7 million as of December 31, 2012 and 2011, respectively. These liabilities are included in other noncurrent liabilities in the Consolidated Balance Sheets. The Company maintains assets to offset the impact of the market gains and losses associated with the deferred compensation liabilities, and the values of these assets were $51.8 million and $52.0 million as of December 31, 2012 and 2011, respectively. These assets are included in other assets in the Consolidated Balance Sheets.
The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 400 active and former key employees with aggregate net death benefits of $300.7 million. At December 31, 2012 and 2011, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $106.7 million and $102.3 million, respectively. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $9.2 million and $12.6 million at December 31, 2012 and 2011, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $130.5 million and $119.9 million at December 31, 2012 and 2011, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.
The Company’s matching contributions to the contributory 401(k) plan were $14.2 million, $14.9 million and $12.9 million for 2012, 2011 and 2010, respectively.
Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$1,054.9	$969.6	$536.3	$482.6
Service cost	3.0	4.3	7.9	6.0
Interest cost	45.9	49.4	25.2	26.6
Actuarial loss	135.0	88.6	38.0	46.1
Currency translation	—	—	21.6	(2.0)
Benefits paid	(69.3)	(57.3)	(32.3)	(22.1)
Curtailments, settlement costs and other	1.0	0.3	5.9	(0.9)
Benefit obligation at end of year	$1,170.5	$1,054.9	$602.6	$536.3

	U.S.		International
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$634.9	$635.0	$484.5	$426.3
Actual return on plan assets	74.9	29.0	4.7	63.2
Contributions	66.6	28.2	22.3	20.3
Currency translation	—	—	20.2	(0.2)
Benefits paid	(69.3)	(57.3)	(32.3)	(22.1)
Settlement charges and other	—	—	2.5	(3.0)
Fair value of plan assets at end of year	$707.1	$634.9	$501.9	$484.5
Funded status at end of year	$(463.4)	$(420.0)	$(100.7)	$(51.8)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$4.8	$23.9
Accrued current benefit cost, included in other accrued liabilities	(9.7)	(17.7)	(4.4)	(4.6)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(453.7)	(402.3)	(101.1)	(71.1)
Total	$(463.4)	$(420.0)	$(100.7)	$(51.8)
Amounts recognized in AOCI:
Prior service cost	$(7.6)	$(8.9)	$0.6	$1.0
Net loss	(777.9)	(679.6)	(132.2)	(71.5)
AOCI, pretax	$(785.5)	$(688.5)	$(131.6)	$(70.5)
Accumulated benefit obligation	$1,162.5	$1,049.7	$592.3	$528.1

	U.S.		International
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.50%	4.50%	4.15%	4.69%
Long-term rate of compensation increase	2.50%	2.80%	3.84%	3.72%

The international amounts as of December 31, 2012 include a projected benefit obligation of $176.2 million and plan assets of $181.0 million for plans in which the benefit obligation is less than the fair value of plan assets.
Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International
	2012	2011	2010	2012	2011	2010
Service cost-benefits earned during the year	$3.0	$4.3	$4.0	$7.9	$6.0	$4.8
Interest cost on projected benefit obligation	45.9	49.4	50.6	25.2	26.6	26.6
Expected return on plan assets	(59.7)	(59.6)	(57.5)	(25.6)	(28.3)	(24.8)
Amortization of:
Prior service cost	1.3	1.3	1.3	1.9	3.4	—
Actuarial loss	21.5	16.1	11.3	1.3	0.9	2.0
Curtailment, settlement and termination benefit costs	1.1	0.2	—	1.6	(0.8)	3.2
Net pension cost	$13.1	$11.7	$9.7	$12.3	$7.8	$11.8

	U.S.			International
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	5.25%	5.75%	4.65%	5.35%	5.70%
Long-term rate of return on plan assets	8.25%	8.25%	8.25%	5.12%	6.39%	6.32%
Long-term rate of compensation increase	2.80%	2.70%	3.00%	3.74%	4.02%	4.22%

In January 2013, the Company contributed $100 million to its primary U.S. pension plan. The Company expects to make additional cash contributions of approximately $10 million and $22 million to its domestic and international defined benefit pension plans, respectively, in 2013.

Plan Assets
Current Allocation
The fair value of each major category of pension plan assets as of December 31, 2012 and 2011 is as follows (in millions):

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2012	(Level 1)	(Level 2)	(Level 3)		2012	2011	(Level 1)	(Level 2)	(Level 3)		2012	2011
Equity (1), (7)
U.S. large cap	$41.0	$108.0	$—	$149.0			$4.9	$6.5	$—	$11.4
U.S. small cap	27.0	—	—	27.0			5.5	3.2	—	8.7
International	28.7	105.0	—	133.7			8.3	29.5	—	37.8
Total equity	96.7	213.0	—	309.7	44%	40%	18.7	39.2	—	57.9	12%	11%
Fixed income (2), (7)
U.S. Treasury	46.4	10.9	—	57.3			—	2.0	—	2.0
Other government	26.2	28.2	—	54.4			—	59.0	—	59.0
Asset-backed securities	—	14.7	—	14.7			—	—	—	—
Corporate bonds	133.0	30.8	—	163.8			—	41.6	—	41.6
Short-term investments	2.8	6.3	—	9.1			—	—	—	—
Total fixed income	208.4	90.9	—	299.3	42	45	—	102.6	—	102.6	20	19
Insurance contracts (3)	—	16.6	—	16.6	2	3	—	228.6	—	228.6	46	37
Venture capital and partnerships (4)	—	—	47.5	47.5	7	7	—	25.5	0.3	25.8	5	5
Real estate (5)	—	—	25.0	25.0	4	4	—	3.6	2.7	6.3	1	2
Cash and cash equivalents (6)	—	6.0	—	6.0	1	1	32.9	32.5	—	65.4	13	14
Derivatives (8)	—	—	—	—	—	—	—	(27.8)	—	(27.8)	(6)	—
Commodity funds (9)	—	—	—	—	—	—	18.3	4.3	—	22.6	5	—
Other	—	3.0	—	3.0	—	—	—	20.5	—	20.5	4	12
Total	$305.1	$329.5	$72.5	$707.1	100%	100%	$69.9	$429.0	$3.0	$501.9	100%	100%

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2011	(Level 1)	(Level 2)	(Level 3)		2011	2010	(Level 1)	(Level 2)	(Level 3)		2011	2010
Equity (1), (7)
U.S. large cap	$70.8	$50.4	$—	$121.2			$8.2	$1.7	$—	$9.9
U.S. small cap	23.1	—	—	23.1			—	—	—	—
International	25.6	84.0	—	109.6			42.0	3.1	—	45.1
Total equity	119.5	134.4	—	253.9	40%	50%	50.2	4.8	—	55.0	11%	30%
Fixed income (2), (7)
U.S. Treasury	56.3	15.7	—	72.0			—	—	—	—
Other government	16.9	14.1	—	31.0			32.3	—	—	32.3
Asset-backed securities	—	17.4	—	17.4			—	—	—	—
Corporate bonds	117.0	41.7	—	158.7			52.5	6.1	—	58.6
Short-term investments	—	7.2	—	7.2			—	—	—	—
Total fixed income	190.2	96.1	—	286.3	45	36	84.8	6.1	—	90.9	19	21
Insurance contracts (3)	—	18.4	—	18.4	3	3	—	178.5	—	178.5	37	24
Venture capital and partnerships (4)	—	1.8	46.0	47.8	7	7	17.6	5.5	0.3	23.4	5	9
Real estate (5)	—	—	22.7	22.7	4	3	3.5	—	5.6	9.1	2	2
Cash and cash equivalents (6)	—	5.8	—	5.8	1	1	68.4	0.1	—	68.5	14	9
Other	—	—	—	—	—	—	18.9	40.2	—	59.1	12	5
Total	$309.7	$256.5	$68.7	$634.9	100%	100%	$243.4	$235.2	$5.9	$484.5	100%	100%

(1)
Equity securities primarily comprise mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The common/collective trust funds are generally actively managed investment vehicles.

(2)
Fixed income investments primarily comprise mutual funds and common/collective trust funds that invest in corporate and government bonds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The investments in fixed income securities include both actively managed funds and index funds.

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

(7)
In the U.S. pension plan assets, certain equity and fixed income investments are held in separately managed investment accounts. The underlying investments in these separately managed accounts are primarily publicly traded securities that are directly owned by the U.S. pension plan, and such investments have been valued using the quoted price as of December 31, 2012 and 2011. Accordingly, these investments have been classified as Level 1 as of December 31, 2012 and 2011.

(8)
Derivatives primarily consist of interest rate and inflation swaps relating to the Company’s international plans. Included in cash and cash equivalents is an amount of $31.4 million that relates to cash collateral posted with third parties for the derivatives that are in a liability position as of December 31, 2012.

(9)	Commodity assets primarily consist of exchange traded funds that have publicly quoted prices and are therefore classified as Level 1 investments.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for 2012 and 2011 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Other	Total
Fair value as of December 31, 2010	$47.4	$25.2	$0.5	$73.1
Realized losses	—	—	(3.7)	(3.7)
Unrealized gains (losses)	3.2	(0.5)	3.7	6.4
Purchases	3.5	3.6	—	7.1
Sales	(7.8)	—	(0.5)	(8.3)
Fair value as of December 31, 2011	$46.3	$28.3	$—	$74.6
Realized losses	—	(0.3)	—	(0.3)
Unrealized gains	2.7	2.6	—	5.3
Purchases	3.6	0.9	—	4.5
Sales	(4.8)	(3.8)	—	(8.6)
Fair value as of December 31, 2012	$47.8	$27.7	$—	$75.5
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
The target asset allocations for the Company’s U.S. pension plan and primary international pension plans are as follows as of December 31, 2012:

Asset Category	Target
	U.S.	International
Equity	45%	23%
Fixed income	40	14
Insurance contracts	5	24
Cash and equivalents	—	21
Other investments (1)	10	18
Total	100%	100%
(1) Other investments include private equity funds, hedge funds and real estate funds.
Expected Long-term Rate of Return on Plan Assets
The Company employs a building-block approach in determining the long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors, such as inflation and interest rates, are evaluated before long-term capital market assumptions are determined. The long-

term portfolio return is established giving consideration to investment diversification and rebalancing. Peer data and historical returns are reviewed to assess for reasonableness and appropriateness. The weighted-average expected long-term rates of return are based on reviews of the target investment allocation and the historical and expected rates of return of the asset classes included in the pension plans’ target asset allocations.

Other Postretirement Benefit Plans
Several of the Company’s subsidiaries currently provide retiree health care and life insurance benefits for certain employee groups.
The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$165.2	$166.5
Service cost	1.3	1.3
Interest cost	7.1	8.3
Actuarial (gain) loss	(2.9)	0.3
Benefits paid, net	(11.9)	(11.2)
Benefit obligation at end of year	$158.8	$165.2
Funded status and net liability recognized at end of year	$(158.8)	$(165.2)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(12.9)	$(13.6)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(145.9)	(151.6)
Total	$(158.8)	$(165.2)

Amounts recognized in AOCI:
Prior service credit	$8.4	$10.8
Net loss	(22.6)	(26.6)
AOCI, pretax	$(14.2)	$(15.8)

	2012	2011
Weighted-average assumptions used to determine benefit obligation:
Discount rate	3.50%	4.50%
Long-term health care cost trend rate	4.50%	4.50%
There are no plan assets associated with the Company’s other postretirement benefit plans.
Other postretirement benefit costs include the following components for the years ended December 31, (in millions):

	2012	2011	2010
Service cost-benefits earned during the year	$1.3	$1.3	$1.5
Interest cost on projected benefit obligation	7.1	8.3	9.2
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	1.2	1.2	0.9
Net postretirement benefit costs	$7.2	$8.4	$9.2

The weighted-average discount rate for the Company’s other postretirement benefit plans is developed using a spot interest yield curve based on a broad population of corporate bonds rated AA or higher. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans for the years ended December 31,:

	2012	2011	2010
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	4.50%	5.25%	5.75%
Long-term health care cost trend rate	4.50%	4.50%	4.50%
Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation was 7.4% for all retirees in 2012, declining to 4.5% in 2028 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage-point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.8	$(0.7)
Effect on postretirement benefit obligations	$15.8	$(13.9)
Estimated Future Benefit Payments
Estimated future benefit payments under the Company’s defined benefit pension plans and other postretirement benefit plans are as follows as of December 31, 2012 (in millions):

	2013	2014	2015	2016	2017	2018-2021
Pension benefits (1)	$82.6	$80.7	$81.6	$82.2	$87.8	$449.7
Other postretirement benefits	$12.4	$12.1	$11.9	$11.5	$11.5	$57.9
(1) Certain pension benefit payments will be funded by plan assets.

The estimated other postretirement benefit payments are net of annual Medicare Part D subsidies of approximately $0.3 million per year. The Company expects to make direct cash benefit payments of approximately $13.0 million for its other postretirement benefit plans in 2013.

FOOTNOTE 14
Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the years ended December 31, (in millions, except per share data):

	2012	2011	2010
Numerator for basic and diluted earnings per share:
Income from continuing operations	$399.6	$134.6	$288.2
Income (loss) from discontinued operations	1.7	(9.4)	4.6
Net income	$401.3	$125.2	$292.8
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.1	0.1
Net income for basic earnings per share	$401.4	$125.3	$292.9
Effect of Preferred Securities (1)	—	—	—
Net income for diluted earnings per share	$401.4	$125.3	$292.9
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	288.5	290.5	279.3
Share-based payment awards classified as participating securities	2.7	3.1	3.1
Denominator for basic earnings per share	291.2	293.6	282.4
Dilutive securities (2)	2.4	2.4	2.5
Convertible Notes (3)	—	0.2	13.1
Warrants (4)	—	—	7.4
Preferred Securities (1)	—	—	—
Denominator for diluted earnings per share	293.6	296.2	305.4
Basic earnings per share:
Income from continuing operations	$1.37	$0.46	$1.02
Income (loss) from discontinued operations	0.01	(0.03)	0.02
Net income	$1.38	$0.43	$1.04
Diluted earnings per share:
Income from continuing operations	$1.36	$0.45	$0.94
Income (loss) from discontinued operations	0.01	(0.03)	0.02
Net income	$1.37	$0.42	$0.96

(1)
The Preferred Securities are anti-dilutive for all years presented, and therefore have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for 2012 would be increased by $7.7 million and by $14.0 million for each of 2011 and 2010. Weighted-average shares outstanding would be increased by 4.5 million shares for 2012 and by 8.3 million shares for each of 2011 and 2010. The Preferred Securities were redeemed during 2012. See Footnote 9 for further information.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for 2012, 2011 and 2010 exclude the effect of approximately 9.4 million, 12.4 million and 13.2 million stock options and other securities, respectively, because such securities were anti-dilutive.

(3)
The Convertible Notes issued in March 2009 were dilutive to the extent the average price during the period was greater than $8.61, the conversion price of the Convertible Notes, and the Convertible Notes were only dilutive for the “in the money” portion of the Convertible Notes that could be settled with the Company’s stock. The Convertible Notes were dilutive for all years presented, as the average price of the Company’s common stock during these periods was greater than $8.61. As disclosed in Footnote 9, substantially all of the remaining outstanding principal amount of the Convertible Notes was extinguished in March 2011, and as such, dilution for 2011 takes into consideration the period of time the Convertible Notes were outstanding. The Convertible Notes will not meaningfully impact diluted average shares outstanding in subsequent periods because the maximum amount of shares required to settle the “in the money” portion of the $0.1 million principal amount of the Convertible Notes outstanding as of December 31, 2012 and 2011 is not material. As disclosed in Footnote 9, $324.7 million of the $345.0 million principal amount of the Convertible Notes was extinguished in September 2010, and as such, dilution for 2010 takes into consideration the period of time the Convertible Notes were outstanding.

The call options purchased in connection with the convertible note hedge transactions, which were settled in September 2010, had an equal and offsetting impact to the dilution associated with the Convertible Notes in 2010. However, because the impact of the purchased call options would reduce weighted-average shares outstanding by 13.1 million shares for 2010, the purchased call options are considered anti-dilutive securities. The authoritative accounting guidance does not permit anti-dilutive securities to be included in weighted-average shares outstanding despite their characteristics and economic impacts.

(4)
The warrants were dilutive for the period the warrants were outstanding during 2010 because the average price of the Company’s common stock during quarterly periods the warrants were outstanding was greater than $11.59, the exercise price of the warrants. As disclosed in Footnote 10, the warrants were settled during September 2010, and as such, dilution for 2010 takes into consideration the period of time the warrants were outstanding.

Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock awards and restricted stock units, was $3.5 million, $1.2 million and $3.1 million for 2012, 2011 and 2010, respectively.

FOOTNOTE 15
Stock-Based Compensation
The Company offers stock-based compensation to its employees that includes stock options and time-based and performance-based restricted stock units, as follows:
Stock Options
The Company has issued both nonqualified and incentive stock options at exercise prices equal to the Company’s common stock price on the date of grant with contractual terms of ten years. Stock options issued by the Company generally vest and are expensed ratably over three to five years. For options granted prior to 2008, options became fully vested and were exercisable for one year following termination due to death, disability or retirement at age 65 or older. For options granted since the beginning of 2008, options fully vest and are exercisable for a period of time depending on the employee’s age and years of service in the case of retirement (as defined in the stock option agreement). Stock option grants are generally subject to forfeiture if employment terminates prior to vesting, except upon retirement, in which case the options may remain outstanding and exercisable for the remaining contractual term of the option.
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
Performance-Based Restricted Stock Units
Performance-based restricted stock unit awards represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. The performance-based restricted stock units generally entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified conditions. Other performance-based restricted stock units entitle the recipient to shares of common stock if specified market and service conditions are achieved and vest no earlier than one year from the date of grant and no later than seven years from the date of grant. Performance-based restricted stock units are not subject to the payment of dividend equivalents in the same manner as time-based restricted stock units. Rather, with respect to performance-based restricted stock units, dividend equivalents are credited to the recipient and are paid only to the extent the applicable performance criteria are met and the performance-based restricted stock units vest and the related stock is issued. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service subject to the satisfaction of the applicable performance criteria.
Stock Plans
The Company’s stock plans include plans adopted in 2003 and 2010. In 2010, a plan was approved by the Company’s stockholders (the “2010 Plan”). Upon approval of the 2010 Plan, shares available for issuance of new awards under all plans other than the 2010 Plan were canceled, and all future grants are required to be made from the 2010 Plan. The total number of shares of the Company’s common stock that may be issued under the 2010 Plan may not exceed 21.0 million; however, stock awards and stock units for one share reduce availability under the 2010 Plan by 2.5 shares. The 2010 Plan generally provides for awards to vest over a minimum three-year period, except for performance-based grants, which may vest over a minimum of one year.

The following table depicts the number of shares authorized for issuance and availability under the 2010 Plan (shares in millions):

2010 Plan
Authorized for issuance	21.0
Issued and reserved for issuance of outstanding:
Options	0.8
Restricted stock units (2 1/2 times the number of awards)	8.2
Performance-based restricted stock units (2 1/2 times the number of awards)	3.1
Shares available for issuance	8.9
As of December 31, 2012, the Company had 10.4 million options outstanding under the 2003 plan. In addition, the Company had 1.5 million time-based and performance-based restricted stock units outstanding under the 2003 plan as of December 31, 2012.
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.
The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2012	2011	2010
Stock options	$4.3	$12.5	$13.9
Restricted stock and restricted stock units	28.6	30.5	22.6
Stock-based compensation	$32.9	$43.0	$36.5
Stock-based compensation, net of income tax benefit of $11.7 million, $11.2 million and $8.0 million in 2012, 2011 and 2010, respectively	$21.2	$31.8	$28.5
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31,:

	2011	2010
Risk-free interest rate	2.6%	2.9%
Dividend yield	1.3%	1.4%
Expected volatility	39%	38%
Expected life (in years)	6.4	6.7

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options and volatility.

The following table summarizes the changes in the number of shares of common stock under option for the following periods (shares and aggregate intrinsic value in millions):

	Shares	Weighted-Average Exercise Price	Exercisable at End of Year	Weighted-Average Exercise Price	Weighted-Average Fair Value of Options Granted During the Year	Aggregate Intrinsic Value
Outstanding at December 31, 2009	16.3	$22	7.6	$26		$21.1
Granted	1.5	$14			$5
Exercised	(0.1)	$9				$0.5
Forfeited / expired	(1.4)	$23
Outstanding at December 31, 2010	16.3	$22	8.9	$26		$35.4
Granted	1.0	$19			$7
Forfeited / expired	(1.9)	$23
Outstanding at December 31, 2011	15.4	$21	9.8	$24		$25.3
Exercised	(1.8)	$9				$19.1
Forfeited / expired	(2.5)	$26
Outstanding at December 31, 2012	11.1	$22	9.0	$23		$27.8
Vested and expected to vest at December 31, 2012	11.0	$22
At December 31, 2012, the aggregate intrinsic value of exercisable options was $16.4 million.
The weighted-average remaining contractual life for options outstanding and options exercisable was four years and three years, respectively, as of December 31, 2012.
The following table summarizes the changes in the number of shares of restricted stock, restricted stock units and performance-based restricted stock units for the following periods (shares in millions):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2009	4.6	$15
Granted	2.2	$14
Vested	(1.1)	$24
Forfeited	(0.5)	$13
Outstanding at December 31, 2010	5.2	$13
Granted	2.5	$17
Vested	(1.2)	$19
Forfeited	(0.4)	$14
Outstanding at December 31, 2011	6.1	$13
Granted	2.4	$19
Vested	(2.2)	$10
Forfeited	(0.8)	$18
Outstanding at December 31, 2012	5.5	$17
Expected to vest at December 31, 2012	5.2	$17

The fair values of awards that vested were $41.4 million, $21.5 million and $17.0 million in 2012, 2011 and 2010, respectively.

During 2012, 2011 and 2010, the Company awarded 1.0 million, 0.5 million and 0.9 million performance-based restricted stock units, respectively, which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of December 31, 2012, 1.9 million PSUs were outstanding, and based on performance through December 31, 2012, recipients of PSUs would be entitled to 2.5 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During 2011, the Company awarded 0.7 million performance-based restricted stock units, which entitle the recipient to shares of the Company’s stock if specified market and service conditions are achieved. The performance-based restricted stock units vest no earlier than two years from the date of grant and no later than seven years from the date of grant. Based on performance through December 31, 2012, the market conditions have been achieved and, accordingly, the performance-based stock units will vest in July 2013 if the service conditions are achieved. During 2012, the Company granted 0.1 million performance-based restricted stock units with similar terms, except the awards vest no earlier than one year to three years from the grant date. The 0.8 million performance-based restricted stock units are included in the preceding table as outstanding as of December 31, 2012 and 2011 as applicable.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2012 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)
Stock options	$2.3	1
Restricted stock units	38.8	2
Total	$41.1

FOOTNOTE 16
Income Taxes
As of December 31, 2012 and 2011, the Company had unrecognized tax benefits of $101.5 million and $89.5 million, respectively. If recognized, $97.0 million and $79.8 million as of December 31, 2012 and 2011, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2012 and 2011, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $11.2 million and $11.0 million, respectively. During 2012 and 2011, the Company recognized income tax benefits of $4.0 million and $5.1 million, respectively, due to the reduction in the reserves for interest and penalties.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2012	2011
Unrecognized tax benefits balance at January 1,	$89.5	$96.8
Increase in tax positions for prior years	—	7.9
Decreases in tax positions for prior years	(3.8)	—
Increases in tax positions for current year	25.2	15.1
Settlements with taxing authorities	(0.8)	—
Lapse of statute of limitations	(8.6)	(30.3)
Unrecognized tax benefits balance at December 31,	$101.5	$89.5
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2012	2011	2010
Current:
Federal	$41.8	$(36.7)	$(63.6)
State	(3.8)	5.1	(0.5)
Foreign	57.1	57.5	76.6
Total current	95.1	25.9	12.5
Deferred	71.2	(8.0)	(6.9)
Total provision	$166.3	$17.9	$5.6
The non-U.S. component of income before income taxes was $228.8 million, $118.2 million and $242.6 million in 2012, 2011 and 2010, respectively.

A reconciliation of the U.S. statutory rate to the effective income tax rate is as follows for the years ended December 31,:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	0.6	2.2	1.8
Foreign tax credit	(3.8)	(12.2)	(10.1)
Foreign rate differential	(4.0)	(20.3)	(0.2)
Resolution of tax contingencies, net of increases	2.2	(20.3)	(20.3)
Tax basis differential on goodwill impairment	—	38.0	—
Valuation allowance reserve increase (decrease)	1.2	0.7	(2.5)
Stock compensation	0.2	1.5	1.9
Other	(2.0)	(12.9)	(3.7)
Effective rate	29.4%	11.7%	1.9%
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2009.

During 2012, the Company's effective tax rate was driven by changes in pretax income and the geographical mix in earnings, the unfavorable impact on reserves for certain tax contingencies, the expiration of statutes of limitation and audit settlements, and other non-cash tax charges associated with the European Transformation Plan.
During 2011, the Company’s effective tax rate was impacted by $76.2 million of tax benefits associated with impairment charges recorded during the year. The Company’s effective tax rate was favorably impacted by $49.0 million associated with the realization of unrecognized tax benefits, including interest and penalties, due to the expiration of various worldwide statutes of limitation. The effective tax rate for the year ended December 31, 2011 was also favorably impacted by a change in the geographical mix in earnings.
During 2010, the Company settled its 2005 and 2006 U.S. federal income tax return examinations, including all issues that were at the IRS Appeals Office, and as part of this settlement, entered into binding closing agreements relating to specific issues under examination, resulting in a reduction to the Company’s unrecognized tax benefits in the amount of $63.6 million, including relevant penalties and interest. In addition, the Company’s effective tax rate was favorably impacted by $8.2 million due to the reversal of certain tax reserves upon resolution of a tax examination and was adversely affected by $6.7 million due primarily to the write-off of deferred tax assets determined not to be realizable upon the vesting of equity-based compensation. The Company’s Canadian income tax returns are subject to examination for years after 2004. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2007.
It is reasonably possible that there could be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of the IRS or other taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The range of the possible change in unrecognized tax benefits within the next 12 months cannot be reasonably estimated at December 31, 2012.

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2012	2011
Deferred tax assets:
Accruals not currently deductible for tax purposes	$140.2	$153.1
Postretirement liabilities	63.9	65.6
Inventory reserves	5.8	5.8
Pension liabilities	203.8	174.7
Self-insurance liability	3.4	3.9
Foreign tax credit carryforward	94.6	120.0
Foreign net operating losses	282.3	339.4
Other	140.0	147.6
Total gross deferred tax assets	934.0	1,010.1
Less valuation allowance	(397.1)	(441.6)
Net deferred tax assets after valuation allowance	$536.9	$568.5
Deferred tax liabilities:
Accelerated depreciation	$(61.0)	$(67.4)
Amortizable intangibles	(269.2)	(253.3)
Other	(5.3)	(9.6)
Total gross deferred tax liabilities	$(335.5)	$(330.3)
Net deferred tax assets	$201.4	$238.2

Current deferred income tax assets	$135.8	$130.7
Current deferred income tax liabilities	(3.7)	(10.4)
Noncurrent deferred income tax assets	85.2	120.2
Noncurrent deferred income tax liabilities	(15.9)	(2.3)
	$201.4	$238.2
The foreign tax credit carryforwards expire from 2016 to 2021, and a majority of the foreign net operating loss carryforwards do not expire except for $182.8 million expiring from 2013 to 2030. The decrease in the deferred tax asset valuation allowance relates predominantly to the expiration of attributes in North America where the Company maintained full valuation allowances and utilization of attributes in various foreign jurisdictions.
At December 31, 2012, the estimated amount of total unremitted non-U.S. subsidiary earnings is $694.3 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

FOOTNOTE 17
Other (Income) Expense, Net
Other (income) expense, net consists of the following for the years ended December 31, (in millions):

	2012	2011	2010
Investment activities, including equity in earnings	$1.4	$(1.3)	$(0.4)
Currency transaction (gain) loss	(2.3)	14.7	(6.9)
Other	(0.1)	0.3	—
	$(1.0)	$13.7	$(7.3)

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
Level 2 fair value determinations are derived from directly or indirectly observable (market-based) information. Such inputs are the basis for the fair values of the Company’s money market fund investments and derivative instruments. The money market fund investments held by the Company and included in cash and cash equivalents are not publicly traded, but the fair value is determined based on the values of the underlying investments in the money market fund (Level 2). The Company generally uses derivatives for hedging purposes pursuant to the relevant authoritative guidance, and the Company’s derivatives are primarily foreign currency forward contracts and interest rate swaps. The Company determines the fair value of its derivative instruments using standard pricing models and market-based assumptions for all significant inputs, such as yield curves and quoted spot and forward exchange rates. Accordingly, the Company’s derivative instruments are classified as Level 2.
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair value as of December 31, 2012	Total	Level 1	Level 2	Level 3
Assets
Investment securities, including mutual funds (1)	$11.5	$8.2	$3.3	$—
Interest rate swaps	38.9	—	38.9	—
Foreign currency derivatives	0.5	—	0.5	—
Total	$50.9	$8.2	$42.7	$—
Liabilities
Interest rate swaps	$7.2	$—	$7.2	$—
Foreign currency derivatives	1.3	—	1.3	—
Total	$8.5	$—	$8.5	$—
Fair value as of December 31, 2011
Assets
Investment securities, including mutual funds (1)	$17.7	$7.3	$10.4	$—
Interest rate swaps	35.8	—	35.8	—
Foreign currency derivatives	2.4	—	2.4	—
Total	$55.9	$7.3	$48.6	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($2.3 million and $5.1 million as of December 31, 2012 and 2011, respectively) and other assets ($9.2 million and $12.6 million as of December 31, 2012 and 2011, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.
The Company’s annual impairment tests of goodwill and indefinite-lived intangible assets did not result in the Company recording any impairment charges during 2012 and 2010. During 2011, in conjunction with the Company's annual impairment tests of goodwill and indefinite-lived intangible assets, the Company recognized non-cash impairment charges of $382.6 million, primarily related to goodwill impairment in the Baby & Parenting and Hardware reporting units (Hardware is included in the Specialty segment). In making the assessment of goodwill impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management’s estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger additional impairment charges.
During 2012 and 2011, impairments associated with plans to dispose of certain property, plant and equipment were not material, while the Company recorded $6.0 million of such impairments in 2010. The Company generally uses projected cash flows, discounted as necessary, to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
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

	2012		2011
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,803.6	$1,703.9	$1,679.7	$1,632.3
Preferred securities underlying the junior convertible subordinated debentures	—	—	356.0	421.2
The carrying amounts of all other significant debt approximate fair value.

FOOTNOTE 19
Industry Segment Information
In October 2012, the Company committed to an expansion of Project Renewal, designed to further simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. As part of the expanded program, the Company’s Consumer and Professional groups were eliminated and the Company’s nine global business units were streamlined into six business segments. As a result, the 2011 and 2010 segment information in this footnote and Footnotes 4 and 7 pertaining to restructuring and goodwill and other intangible assets, net, respectively, has been presented to reflect the six business segments.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware, cutlery and small kitchen electrics; drapery hardware and window treatments; hair care accessories
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments
Tools	Irwin®, Lenox®, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; cutting tools for pipes and HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Specialty	Bulldog®, Shur-Line®, Dymo®, Endicia®, Mimio®	Convenience and window hardware; manual paint applicators; office technology solutions such as label makers and printers, on-line postage and interactive teaching solutions
The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2012	2011	2010
Net Sales (1)
Home Solutions	$1,644.0	$1,710.2	$1,678.0
Writing	1,416.2	1,399.3	1,355.8
Tools	806.1	779.6	687.6
Commercial Products	759.7	741.5	683.1
Baby & Parenting	736.1	680.4	700.2
Specialty	540.6	553.6	553.5
	$5,902.7	$5,864.6	$5,658.2
Operating Income (2)
Home Solutions	$217.5	$228.9	$228.3
Writing	261.9	246.9	222.4
Tools	109.8	119.1	93.0
Commercial Products	92.9	108.3	134.2
Baby & Parenting	72.7	51.6	53.4
Specialty	68.2	60.2	66.5
Impairment charges	—	(382.6)	—
Restructuring costs	(56.1)	(50.1)	(77.4)
Corporate	(115.0)	(125.1)	(96.9)
	$651.9	$257.2	$623.5

	2012	2011	2010
Depreciation & Amortization (2)
Home Solutions	$29.8	$34.5	$40.5
Writing	27.0	24.4	21.5
Tools	15.3	16.5	17.7
Commercial Products	25.1	25.6	27.2
Baby & Parenting	9.9	9.9	11.0
Specialty	9.8	11.3	15.3
Corporate	46.8	39.4	39.1
	$163.7	$161.6	$172.3

Capital Expenditures
Home Solutions	$34.4	$33.0	$29.4
Writing	20.1	33.7	31.3
Tools	33.0	28.2	15.2
Commercial Products	20.7	29.2	10.3
Baby & Parenting	15.6	9.1	8.8
Specialty	6.4	8.3	7.2
Corporate(3)	47.0	81.4	62.5
	$177.2	$222.9	$164.7

	2012	2011
Identifiable Assets
Home Solutions	$573.2	$579.9
Writing	835.5	783.8
Tools	562.8	499.2
Commercial Products	348.8	329.3
Baby & Parenting	312.7	305.3
Specialty	309.7	297.9
Corporate (4)	3,279.3	3,365.5
	$6,222.0	$6,160.9

Geographic Area Information
(in millions)	2012	2011	2010
Net Sales (1) (5)
United States	$4,004.5	$3,915.7	$3,870.3
Canada	358.8	376.3	351.0
Total North America	4,363.3	4,292.0	4,221.3
Europe, Middle East and Africa	718.4	815.3	800.5
Latin America	338.9	318.6	267.0
Asia Pacific	482.1	438.7	369.4
Total International	1,539.4	1,572.6	1,436.9
	$5,902.7	$5,864.6	$5,658.2
Operating Income (Loss) (2) (6)
United States	$472.1	$166.9	$471.9
Canada	75.2	81.2	79.1
Total North America	547.3	248.1	551.0
Europe, Middle East and Africa	7.8	16.6	10.0
Latin America	12.4	12.8	(1.3)
Asia Pacific	84.4	(20.3)	63.8
Total International	104.6	9.1	72.5
	$651.9	$257.2	$623.5

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 10.8%, 11.0% and 11.9% of consolidated net sales in 2012, 2011 and 2010, respectively, substantially across all segments.

(2)
Operating income (loss) by segment is net sales less cost of products sold and selling, general & administrative (“SG&A”) expenses. Operating income by geographic area is net sales less cost of products sold, SG&A expenses, impairment charges and restructuring costs. Certain headquarters expenses of an operational nature are allocated to business segments and geographic areas primarily on a net sales basis. Depreciation and amortization is allocated to the segments on a percentage of sales basis, and the allocated depreciation and amortization is included in segment operating income.

(3)	Corporate capital expenditures primarily relate to the SAP implementation.

(4)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(5)	Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

(6)	The following table summarizes the restructuring costs and impairment charges by region included in operating income (loss) above (in millions):

	2012	2011	2010
Restructuring Costs
United States	$(32.1)	$(29.3)	$(18.1)
Canada	(0.8)	(0.1)	(7.9)
Total North America	(32.9)	(29.4)	(26.0)
Europe, Middle East and Africa	(19.5)	(19.5)	(30.4)
Latin America	(2.7)	(0.7)	(12.9)
Asia Pacific	(1.0)	(0.5)	(8.1)
Total International	(23.2)	(20.7)	(51.4)
	$(56.1)	$(50.1)	$(77.4)

	2012	2011	2010
Impairment Charges
United States	$—	$(266.8)	$—
Canada	—	—	—
Total North America	—	(266.8)	—
Europe, Middle East and Africa	—	(9.2)	—
Latin America	—	—	—
Asia Pacific	—	(106.6)	—
Total International	—	(115.8)	—
	$—	$(382.6)	$—

The following table summarizes the net sales by product grouping for the years ended December 31, (in millions):

	2012	2011	2010
Home Solutions:
Rubbermaid Consumer	$822.8	$827.2	$819.7
Décor	408.7	464.8	458.8
Other	412.5	418.2	399.5
	1,644.0	1,710.2	1,678.0
Writing	1,416.2	1,399.3	1,355.8
Tools	806.1	779.6	687.6
Commercial Products	759.7	741.5	683.1
Baby & Parenting	736.1	680.4	700.2
Specialty:
Hardware	187.3	195.4	220.7
Technology	353.3	358.2	332.8
	540.6	553.6	553.5
	$5,902.7	$5,864.6	$5,658.2

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $33.0 million and $39.7 million as of December 31, 2012 and 2011, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Legal Matters
The Company is currently a party to three purported state class actions and one purported national Canadian class action. The cases include allegations that a certain model car seat sold by an affiliate of the Company did not satisfy all requisite government safety standards. The Company is vigorously defending all three actions.
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
Environmental Matters
As of December 31, 2012, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2012 ranged between $21.9 million and $25.4 million. As of December 31, 2012, the Company had a reserve of $22.3 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.9 million by applying a 5% discount rate to undiscounted obligations of $25.1 million.
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
Given the uncertainties pertaining to this matter, including that the litigation and RI/FS are ongoing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any remediation, and the extent to which the Company Parties may be held liable or responsible is not yet known–it is not possible for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company's results of operations because the Company Parties' facilities are not alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company's results of operations could be material.
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
Although management of the Company cannot predict the ultimate outcome of these proceedings with certainty, it believes that the ultimate resolution of the Company’s proceedings, including any amounts it may be required to pay in excess of amounts reserved, will not have a material effect on the Company’s consolidated financial statements, except as otherwise described above.
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

As of December 31, 2012, the Company had $45.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

FOOTNOTE 21
Subsequent Events
In January 2013, the Company contributed $100.0 million to its primary U.S. defined benefit pension plan.
In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, the Company expects to record a charge to other expense to reduce the value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2012, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2013 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2012, 2011 and 2010
Consolidated Balance Sheets — December 31, 2012 and 2011
Consolidated Statements of Cash Flows — Years Ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements — December 31, 2012, 2011 and 2010
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
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
(b) EXHIBIT INDEX

ITEM 3 — ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit    Description of Exhibit
Number

3.1	Amendment to Restated Certificate of Incorporation of Newell Rubbermaid Inc. dated May 9, 2012, and Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008.

3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated November 12, 2008).

ITEM 4 — INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Exhibit    Description of Exhibit
Number

4.1
Amendment to Restated Certificate of Incorporation of Newell Rubbermaid Inc. dated May 9, 2012, and Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008, is included in Item 3.1.

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

4.4
Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)), as trustee (including the form of Notes for the Company's 5.50% convertible senior notes due 2014) (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 24, 2009).

4.5
Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 11, 2012).

4.6	Specimen Common Stock Certificate.

4.7
Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated March 25, 2008, File No. 001-09068).

4.8
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 25, 2008, File No. 001-09068).

4.9
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

4.10
Form of 2.000% Note due 2015 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 11, 2012).

4.11
Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 11, 2012).

4.12
Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 29, 2012).

4.13
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 2, 2011).

4.14
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012).

4.15	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017.

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 - MATERIAL CONTRACTS

10.1*
Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 13, 2008, File No. 001-09068).

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

10.4*
Third Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.5*
Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09068).

10.6*	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-09068).

10.7*
Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.8*
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K for the year ended December 31, 2007, File No. 001-09068).

10.9*
Newell Rubbermaid Inc. 1993 Stock Option Plan, effective February 9, 1993, as amended May 26, 1999 and August 15, 2001 (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, File No. 001-09608 and Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-09608).

10.10*
Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company's Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09068).

10.11*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 11, 2010).

10.12*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13*
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09068).

10.14*
Form of Stock Option Agreement for Chief Executive Officer under Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006).

10.15*
Stock Option Agreement granted to Mark D. Ketchum November 9, 2005 under the Newell Rubbermaid Inc. 2003 Stock Plan, prior to its amendment and restatement effective February 8, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated November 9, 2005, File No. 001-09608).

10.16*	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated July 18, 2011).

10.17*	Form of Michael B. Polk Restricted Stock Unit Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 18, 2011).

10.18*
Agreement for Performance-Based Restricted Stock Unit Award Granted to Douglas L. Martin on September 28, 2012 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.19*
Agreement for Performance-Based Restricted Stock Unit Award Granted to William A. Burke III on November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 6, 2012).

10.20*	Newell Rubbermaid Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.21*	Amended Newell Rubbermaid Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.22*	Form of Restricted Stock Unit Agreement under the 2003 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated February 11, 2009).

10.23*	Form of Restricted Stock Unit Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.24*
Form of Restricted Stock Unit Agreement under the 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.25*	Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.26*
Form of Stock Option Agreement for Chief Executive Officer under the 2010 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.27*
Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.28*
Amended and Restated Employment Security Agreement with Douglas L. Martin dated September 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.29*	Amended and Restated Employment Security Agreement with William A. Burke III dated December 10, 2012.
10.30*  Amended and Restated Employment Security Agreement with James M. Sweet dated December 10, 2012.

10.31*	Form of Employment Security Agreement with Juan R. Figuereo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 3, 2009).

10.32*	Retirement Agreement dated June 28, 2011 between Newell Rubbermaid Inc. and Mark D. Ketchum (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 28, 2011).

10.33*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 23, 2011).

10.34*	Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012.

10.35*	Separation Agreement dated December 29, 2011 between the Company and Jay D. Gould (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 29, 2011).

10.36*
Separation Agreement and General Release between the Company and Juan R. Figuereo, dated September 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 2, 2012).

10.37*
Separation Agreement and General Release dated October 24, 2012 between Newell Rubbermaid Inc. and G. Penny McIntyre (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 24, 2012).

10.38*	Separation Agreement and General Release dated November 2, 2012 between Newell Rubbermaid Inc. and Paul Boitmann.

10.39*	Retention Agreement dated December 5, 2012 between Newell Rubbermaid Inc. and James M. Sweet.

10.40
Indenture dated as of November 1, 1995, between the Company and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Item 4.3.

10.41
Supplemental Indenture dated as of March 30, 2009, between the Company and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)) as trustee (including the form of Notes for the Company's 5.50% convertible senior notes due 2014), is included in Item 4.4.

10.42	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Item 4.5.

10.43
Form of 5.50% Notes due 2013 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.7.

10.44
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Item 4.8.

10.45
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee, is included in Item 4.9.

10.46	Form of 2.000% Note due 2015 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Item 4.10.

10.47	Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Item 4.11.

10.48	Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Item 4.12.

10.49
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Item 4.13.

10.50
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Item 4.14.

10.51	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017, is included in Item 4.15.

ITEM 12 — STATEMENT RE COMPUTATION OF RATIOS

12	Statement of Computation of Earnings to Fixed Charges.

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT

21	Significant Subsidiaries of the Company.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP.

ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 — SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ Douglas L. Martin
Douglas L. Martin
Title	Executive Vice President — Chief Financial Officer
Date	March 1, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 1, 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Michael B. Polk	President, Chief Executive Officer and Director
Michael B. Polk

/s/ Douglas L. Martin	Executive Vice President — Chief Financial Officer
Douglas L. Martin

/s/ John B. Ellis	Vice President — Corporate Controller and Chief Accounting Officer
John B. Ellis

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Kevin C. Conroy	Director
Kevin C. Conroy

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Elizabeth Cuthbert-Millett	Director
Elizabeth Cuthbert-Millett

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ Ignacio Perez Lizaur	Director
Ignacio Perez Lizaur

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision	Charges to Other Accounts	Write-offs (1)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2012	$36.0	$70.6	$0.4	$(67.2)	$39.8
Year ended December 31, 2011	43.0	63.7	(0.3)	(70.4)	36.0
Year ended December 31, 2010	42.2	70.4	(1.0)	(68.6)	43.0
(1) Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Net Provision	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year ended December 31, 2012	$59.3	$38.3	$0.4	$(41.1)	$56.9
Year ended December 31, 2011	70.7	26.9	(0.4)	(37.9)	59.3
Year ended December 31, 2010	102.1	18.4	(0.9)	(48.9)	70.7