Form 10-Q
period 2013-06-30
NEWELL RUBBERMAID INC
filed 2013-08-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2013: 288.0 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$1,474.7	$1,425.3	$2,715.5	$2,675.8
Cost of products sold	892.0	872.6	1,659.2	1,635.1
GROSS MARGIN	582.7	552.7	1,056.3	1,040.7
Selling, general and administrative expenses	365.3	365.3	706.7	718.0
Restructuring costs	32.0	10.0	66.4	22.1
OPERATING INCOME	185.4	177.4	283.2	300.6
Nonoperating expenses:
Interest expense, net	15.0	20.5	29.6	40.7
Other expense, net	4.2	0.6	17.2	0.3
Net nonoperating expenses	19.2	21.1	46.8	41.0
INCOME BEFORE INCOME TAXES	166.2	156.3	236.4	259.6
Income tax expense	49.6	50.0	56.0	75.0
INCOME FROM CONTINUING OPERATIONS	116.6	106.3	180.4	184.6
(Loss) income from discontinued operations, net of tax	(6.8)	5.5	(16.4)	6.5
NET INCOME	$109.8	$111.8	$164.0	$191.1
Weighted average shares outstanding:
Basic	290.9	292.1	290.4	292.1
Diluted	294.3	294.0	293.7	294.3
Earnings per share:
Basic:
Income from continuing operations	$0.40	$0.36	$0.62	$0.63
(Loss) income from discontinued operations	(0.02)	0.02	(0.06)	0.02
Net income	$0.38	$0.38	$0.56	$0.65
Diluted:
Income from continuing operations	$0.40	$0.36	$0.61	$0.63
(Loss) income from discontinued operations	(0.02)	0.02	(0.06)	0.02
Net income	$0.37	$0.38	$0.56	$0.65
Dividends per share	$0.15	$0.10	$0.30	$0.18
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
NET INCOME	$109.8	$111.8	$164.0	$191.1

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13.7)	(50.1)	(49.0)	(4.5)
Change in unrecognized pension and other postretirement costs (1)	5.1	5.4	17.7	6.9
Derivative hedging gain (loss) (2)	1.0	(0.3)	1.7	(1.7)
Total other comprehensive (loss) income, net of tax	(7.6)	(45.0)	(29.6)	0.7

COMPREHENSIVE INCOME	$102.2	$66.8	$134.4	$191.8

(1) Net of income tax expense of $2.7 million and $2.0 million for the three months ended June 30, 2013 and 2012, respectively, and $5.4 million and $4.2 million for the six months ended June 30, 2013 and 2012, respectively.
(2) Net of income tax expense (benefit) of $0.4 million and $(0.4) million for the three months ended June 30, 2013 and 2012, respectively, and $0.3 million and $(0.9) million for the six months ended June 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$154.1	$183.8
Accounts receivable, net	1,215.3	1,112.4
Inventories, net	884.7	696.4
Deferred income taxes	155.9	135.8
Prepaid expenses and other	190.2	142.7
TOTAL CURRENT ASSETS	2,600.2	2,271.1
PROPERTY, PLANT AND EQUIPMENT, NET	533.4	560.2
GOODWILL	2,346.4	2,370.2
OTHER INTANGIBLE ASSETS, NET	638.0	654.1
OTHER ASSETS	284.9	366.4
TOTAL ASSETS	$6,402.9	$6,222.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$658.1	$527.4
Accrued compensation	125.0	173.5
Other accrued liabilities	645.1	658.0
Short-term debt	412.4	210.7
Current portion of long-term debt	0.8	1.2
TOTAL CURRENT LIABILITIES	1,841.4	1,570.8
LONG-TERM DEBT	1,669.0	1,706.5
OTHER NONCURRENT LIABILITIES	852.0	944.5
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	306.5	304.7
Outstanding shares, before treasury:
2013 – 306.5
2012 – 304.7
Treasury stock, at cost:	(464.3)	(448.0)
Shares held:
2013 – 18.5
2012 – 17.8
Additional paid-in capital	705.8	634.1
Retained earnings	2,307.6	2,294.9
Accumulated other comprehensive loss	(818.6)	(789.0)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,037.0	1,996.7
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	2,040.5	2,000.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,402.9	$6,222.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$164.0	$191.1
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	79.6	80.8
Losses associated with discontinued operations	22.7	—
Deferred income taxes	47.0	34.3
Non-cash restructuring costs (benefits)	2.2	(0.3)
Stock-based compensation expense	19.7	18.2
Other, net	18.4	4.6
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(125.1)	(109.0)
Inventories	(201.7)	(167.1)
Accounts payable	135.0	89.3
Accrued liabilities and other	(221.6)	(86.2)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(59.8)	55.7
INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	—	(13.7)
Capital expenditures	(57.0)	(85.0)
Proceeds from sales of businesses and other noncurrent assets	—	16.6
Other	(0.3)	(0.2)
NET CASH USED IN INVESTING ACTIVITIES	(57.3)	(82.3)
FINANCING ACTIVITIES:
Short-term borrowings, net	202.1	71.1
Payments on debt	—	(250.3)
Proceeds from issuance of debt, net of debt issuance costs	—	495.1
Repurchase and retirement of shares of common stock	(72.4)	(41.3)
Cash dividends	(88.1)	(53.3)
Excess tax benefits related to stock-based compensation	9.7	11.3
Other stock-based compensation activity, net	39.2	(4.8)
NET CASH PROVIDED BY FINANCING ACTIVITIES	90.5	227.8
Currency rate effect on cash and cash equivalents	(3.1)	(0.6)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29.7)	200.6
Cash and cash equivalents at beginning of period	183.8	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$154.1	$370.8
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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three and six months ended June 30, 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In January 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” ASU 2013-01 clarifies that ordinary trade receivables are not in the scope of ASU 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” Specifically, ASU 2011-11 applies only to certain derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the accounting standards or subject to a master netting arrangement or similar agreement. Other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU 2011-11. The Company adopted the provisions of ASU 2011-11 addressed by ASU 2013-01 beginning January 1, 2013, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective January 1, 2013, and the required disclosures are included in Footnote 3.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte (“Bolivar”), resulting in the exchange rate declining from 5.3 to 6.3 Bolivars to U.S. Dollar. Because the Company considers Venezuela a highly inflationary economy, the change in the exchange rate resulted in foreign exchange losses of $11.1 million during the six months ended June 30, 2013. These foreign exchange losses represent the impact of the devaluation on the Bolivar-denominated net monetary assets of the Company’s Venezuelan operations. As of June 30, 2013, the Company’s Venezuelan operations had approximately $62.3 million in Bolivar-denominated net monetary assets. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in one-time benefits (charges) based on the value of the Boliv ar-denominated net monetary assets at the time when such exchange rate changes become effective. During the six months ended June 30, 2013 and 2012, the Company’s Venezuelan operations generated 1.3% or less of consolidated net sales.
Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company’s best estimate of operating results and foreign currency exchange rates. The Company’s quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company’s consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss) in quarterly periods.
Reclassifications
Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

Footnote 2 — Discontinued Operations
During the six months ended June 30, 2013, the Company’s Hardware and Teach platform businesses were classified as discontinued operations based on the Company’s commitment to divest the businesses. These disposal groups consist of convenience, cabinet and window hardware (Bulldog®, Ashland™ and Amerock® as well as the Levolor® and private label drapery hardware business); manual paint applicators (Shur-line®); and interactive teaching solutions (mimio® and Headsprout®). Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined these businesses did not align with the Company’s long-term growth plans and has initiated a plan to divest these businesses.
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$75.6	$90.8	$144.8	$172.7
(Loss) income from discontinued operations, before income taxes (1)	$(9.9)	$8.2	$(21.6)	$9.2
Income tax (benefit) expense	(3.1)	2.7	(5.2)	2.7
(Loss) income from discontinued operations, net of tax	$(6.8)	$5.5	$(16.4)	$6.5
(1) Includes pretax losses of $10.3 million (related tax benefit of $1.6 million) and $22.7 million (related tax benefit of $4.0 million) for the three and six months ended June 30, 2013, respectively, relating to impairments of goodwill, intangibles and other long-lived assets and write-downs of working capital.

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the six months ended June 30, 2013, the Company repurchased 2.9 million shares pursuant to the SRP for $72.4 million, and such shares were immediately retired. Since the commencement of the SRP through June 30, 2013, the Company has repurchased and retired 11.2 million shares at an aggregate cost of $210.0 million.

The following table displays the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(166.5)	$(621.1)	$(1.4)	$(789.0)
Other comprehensive (loss) income before reclassifications	(49.0)	6.6	3.0	(39.4)
Amounts reclassified to earnings	—	11.1	(1.3)	9.8
Net current period other comprehensive (loss) income	(49.0)	17.7	1.7	(29.6)
Balance at June 30, 2013	$(215.5)	$(603.4)	$0.3	$(818.6)
(1) Includes foreign exchange losses of $7.7 million arising during the six months ended June 30, 2013, associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three and six months ended June 30, 2013 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit)		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Unrecognized pension and other postretirement costs:
Prior service benefit	$(0.2)	$(0.4)	(2)
Actuarial loss	8.5	16.9	(2)
Total before tax	8.3	16.5
Tax effect	(2.7)	(5.4)
Net of tax	$5.6	$11.1
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(1.7)	$(2.2)	Cost of products sold
Forward interest rate swaps	0.2	0.4	Interest expense, net
Total before tax	(1.5)	(1.8)
Tax effect	0.4	0.5
Net of tax	$(1.1)	$(1.3)
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013. See Footnote 8 for further details.

Footnote 4 — Restructuring Costs
Project Renewal
In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. Project Renewal is designed to simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. In connection with the program, the Company eliminated its operating groups and consolidated its 13 global business units into five business segments. In addition, the Company is consolidating certain manufacturing facilities and distribution centers as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. Cumulative pretax costs of Project Renewal are expected to be $340 to $375 million, of which $300 to $340 million are cash costs. Approximately 75% of the total cash costs are expected to be employee-related cash costs, including severance, retirement, and other termination benefits and costs. Project Renewal is expected to be complete by mid-2015.

The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception Through
	2013 (1)	2012 (1)	2013 (1)	2012 (1)	June 30, 2013 (1)
Facility and other exit costs, including impairments	$2.3	$—	$2.3	$—	$9.3
Employee severance, termination benefits and relocation costs	24.0	4.0	54.6	11.0	97.5
Exited contractual commitments and other	2.4	1.8	10.6	5.5	23.9
	$28.7	$5.8	$67.5	$16.5	$130.7
(1) Restructuring costs included in discontinued operations were $0.3 million and $1.1 million for the three months ended June 30, 2013 and 2012, respectively, and $1.1 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. Since inception through June 30, 2013, restructuring costs included in discontinued operations were $6.4 million.
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2013 (in millions):

	December 31, 2012			June 30, 2013
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$2.3	$(2.3)	$—
Employee severance, termination benefits and relocation costs	19.0	54.6	(23.5)	50.1
Exited contractual commitments and other	4.3	10.6	(10.3)	4.6
	$23.3	$67.5	$(36.1)	$54.7
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2013 aggregated by reportable business segment (in millions):

	December 31, 2012			June 30, 2013
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$3.4	$20.7	$(4.3)	$19.8
Home Solutions	8.5	2.0	(9.3)	1.2
Tools	0.2	1.2	(0.7)	0.7
Commercial Products	1.4	2.5	(1.0)	2.9
Baby & Parenting	0.9	—	(0.6)	0.3
Corporate	8.9	41.1	(20.2)	29.8
	$23.3	$67.5	$(36.1)	$54.7
European Transformation Plan
In June 2010, the Company announced a program to centralize its European business (the “European Transformation Plan”). The European Transformation Plan includes initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale, and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to approximately 10%. The implementation of the European Transformation Plan was complete as of December 31, 2012. Cumulative restructuring costs over the life of the initiative were $35.9 million.
Restructuring charges (adjustments) in connection with the European Transformation Plan were $1.6 million and $4.2 million for the three months ended June 30, 2013 and 2012, respectively, and $(1.8) million and $5.6 million for the six months ended June 30, 2013 and 2012, respectively, and are reported in the Corporate segment.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for the six months ended June 30, 2013 (in millions):

	December 31, 2012	Provision		June 30, 2013
	Balance	(Adjustment)	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$10.9	$(3.4)	$(4.5)	$3.0
Exited contractual commitments and other	2.0	1.6	(2.8)	0.8
	$12.9	$(1.8)	$(7.3)	$3.8
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2013 (2)	2012	2013 (2)	2012
Writing	$18.1	$0.7	$20.7	$1.4
Home Solutions	(0.4)	1.8	2.0	9.9
Tools	1.3	0.6	2.7	0.6
Commercial Products	1.5	0.6	2.5	2.1
Baby & Parenting	(0.3)	—	—	0.2
Corporate	11.8	6.3	38.5	7.9
	$32.0	$10.0	$66.4	$22.1
(2) Includes adjustments of $1.7 million and $0.7 million relating to Project Acceleration that had the impact of increasing restructuring costs for the three and six months ended June 30, 2013, respectively.
Cash paid for all restructuring activities was $22.6 million and $39.5 million for the three and six month periods ended June 30, 2013, respectively, and $9.5 million and $22.4 million for the three and six month periods ended June 30, 2012.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2013	December 31, 2012
Materials and supplies	$150.7	$126.6
Work in process	142.1	109.3
Finished products	591.9	460.5
	$884.7	$696.4

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	June 30, 2013	December 31, 2012
Medium-term notes	$1,666.8	$1,703.9
Commercial paper	199.9	—
Receivables facility	200.0	200.0
Other debt	15.5	14.5
Total debt	2,082.2	1,918.4
Short-term debt	(412.4)	(210.7)
Current portion of long-term debt	(0.8)	(1.2)
Long-term debt	$1,669.0	$1,706.5
Interest Rate Swaps
As of June 30, 2013, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at June 30, 2013 and December 31, 2012 include mark-to-market adjustments of $(5.3) million and $31.7 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustment had the effect of (decreasing) increasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.4 million and $4.8 million for the three months ended June 30, 2013 and 2012, respectively, and by $6.9 million and $11.8 million for the six months ended June 30, 2013 and 2012, respectively.
Receivables-Related Borrowings
In September 2012, the Company renewed its 364-day receivables facility that provides for borrowings of up to $200.0 million such that it will expire in September 2013 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain certain interest coverage and total indebtedness to total capital ratios, and the Company was in compliance with such requirements as of June 30, 2013. The financing subsidiary owned $784.5 million of outstanding accounts receivable as of June 30, 2013, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2013. The Company had outstanding borrowings of $200.0 million under the Receivables Facility as of June 30, 2013, at a weighted average interest rate of 0.9%.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement, which was extended for an additional year in December 2012, provides for an unsecured syndicated revolving credit facility with a maturity date of December 1, 2017, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of June 30, 2013, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the provisions of the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of June 30, 2013, the Company had outstanding commercial paper obligations of $199.9 million, while no commercial paper was outstanding as of December 31, 2012.

Footnote 7 — Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company primarily uses derivatives to manage its interest rate exposure, to achieve a desired proportion of variable and fixed-rate debt, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and to manage changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and six months ended June 30, 2013 and 2012.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2013	December 31, 2012	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps	Other assets	$26.1	$38.9	Other noncurrent liabilities	$31.4	$7.2
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	2.4	0.5	Other accrued liabilities	—	0.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.2	—	Other accrued liabilities	0.1	1.1
Total assets		$28.7	$39.4	Total liabilities	$31.5	$8.5
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2013 and December 31, 2012.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
Interest rate swaps	Interest expense, net	$(30.4)	$5.7	$(37.0)	$3.2
Fixed-rate debt	Interest expense, net	$30.4	$(5.7)	$37.0	$(3.2)
The Company did not realize any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2013 and 2012.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2013	2012	2013	2012
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$1.7	$0.6	$2.2	$0.8
Foreign exchange contracts on intercompany borrowings	Interest expense, net	—	—	—	(0.1)
Forward interest rate swaps	Interest expense, net	(0.2)	—	(0.4)	—
Commodity swap	Cost of products sold	—	(0.5)	—	(0.5)
		$1.5	$0.1	$1.8	$0.2

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Foreign exchange contracts on inventory-related purchases	$3.1	$1.6	$4.3	$(0.1)
Foreign exchange contracts on intercompany borrowings	(0.6)	2.9	1.8	1.6
Forward interest rate swaps	—	1.1	—	1.1
Commodity swap	—	(3.2)	—	(3.2)
	$2.5	$2.4	$6.1	$(0.6)
The Company did not realize any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company expects to reclassify net gains of $1.6 million into earnings during the next 12 months.

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International
	2013	2012	2013	2012
Service cost-benefits earned during the period	$0.7	$0.8	$1.9	$1.6
Interest cost on projected benefit obligation	10.0	11.5	6.0	6.2
Expected return on plan assets	(14.7)	(14.9)	(5.8)	(6.2)
Amortization of prior service cost, actuarial loss and other	7.8	5.6	2.3	0.5
Net periodic pension costs	$3.8	$3.0	$4.4	$2.1
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International
	2013	2012	2013	2012
Service cost-benefits earned during the period	$1.4	$1.5	$3.8	$3.2
Interest cost on projected benefit obligation	20.0	23.0	12.0	12.4
Expected return on plan assets	(29.4)	(29.8)	(11.6)	(12.4)
Amortization of prior service cost, actuarial loss and other	15.6	11.3	3.1	1.0
Net periodic pension cost	$7.6	$6.0	$7.3	$4.2
The Company made a $100.0 million voluntary contribution to its primary U.S. pension plan during the six months ended June 30, 2013.
The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost-benefits earned during the period	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	1.4	1.8	2.8	3.6
Amortization of prior service benefit and actuarial loss, net	(0.4)	(0.3)	(0.8)	(0.6)
Net other postretirement benefit costs	$1.3	$1.8	$2.6	$3.6
The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.6 million and $18.8 million during the six months ended June 30, 2013 and 2012, respectively.

Footnote 9 — Income Taxes

As of June 30, 2013, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2012.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items. The Company’s effective tax rate for the six months ended June 30, 2013 included $13.1 million of net tax benefits that are discrete to the first quarter of 2013, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies. Included in the $8.3 million of net tax benefits is the reversal of a valuation allowance on a deferred tax asset of $14.6 million. The Company’s effective tax rates for the three and six months ended June 30, 2012 were favorably impacted by a change in the geographical mix in earnings.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$116.6	$106.3	$180.4	$184.6
(Loss) income from discontinued operations	(6.8)	5.5	(16.4)	6.5
Net income	$109.8	$111.8	$164.0	$191.1
Dividends and equivalents for share-based awards expected to be forfeited	—	—	—	—
Net income for basic earnings per share	$109.8	$111.8	$164.0	$191.1
Effect of Preferred Securities (1)	—	—	—	—
Net income for diluted earnings per share	$109.8	$111.8	$164.0	$191.1
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	288.3	289.4	287.8	289.4
Share-based payment awards classified as participating securities	2.6	2.7	2.6	2.7
Denominator for basic earnings per share	290.9	292.1	290.4	292.1
Dilutive securities (2)	3.4	1.9	3.3	2.2
Preferred Securities (1)	—	—	—	—
Denominator for diluted earnings per share	294.3	294.0	293.7	294.3
Basic earnings per share:
Income from continuing operations	$0.40	$0.36	$0.62	$0.63
(Loss) income from discontinued operations	(0.02)	0.02	(0.06)	0.02
Net income	$0.38	$0.38	$0.56	$0.65
Diluted earnings per share:
Income from continuing operations	$0.40	$0.36	$0.61	$0.63
(Loss) income from discontinued operations	(0.02)	0.02	(0.06)	0.02
Net income	$0.37	$0.38	$0.56	$0.65

(1)
The Preferred Securities were anti-dilutive during 2012 through their redemption on July 16, 2012, and therefore, have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for the three and six months ended June 30, 2012 would be increased by $3.5 million and $7.0 million, respectively. Weighted-average shares outstanding would be increased by 8.3 million shares for the three and six months ended June 30, 2012.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 2.2 million and 9.8 million stock options for the three months ended June 30, 2013 and 2012, respectively, and 2.9 million and 10.2 million stock options for the six months ended June 30, 2013 and 2012, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three and six months ended June 30, 2012 also exclude the weighted average effect of 1.0 million performance stock units outstanding because the securities were anti-dilutive.

Footnote 11 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $10.3 million and $8.8 million of pretax stock-based compensation expense during the three months ended June 30, 2013 and 2012, respectively, and $19.7 million and $18.2 million during the six months ended June 30, 2013 and 2012, respectively.

The following table summarizes the changes in the number of shares of common stock under option for the six months ended June 30, 2013 (in millions, except per share value):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2012	11.1	$22	9.0	$27.8
Exercised	(2.8)	20
Forfeited / expired	(0.8)	29
Outstanding at June 30, 2013	7.5	$22	6.7	$32.1
The following table summarizes the changes in the number of shares of restricted stock and restricted stock units for the six months ended June 30, 2013 (shares in millions):

	Shares	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	5.5	$17
Granted	2.2	25
Vested	(1.6)	15
Forfeited	(0.5)	23
Outstanding at June 30, 2013	5.6	$20

During the six months ended June 30, 2013, the Company awarded 0.9 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of June 30, 2013, 1.9 million PSUs were outstanding, and based on performance through June 30, 2013, recipients of PSUs would be entitled to 3.0 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During the six months ended June 30, 2013, the Company granted 0.2 million performance-based restricted stock units which entitle the recipient to shares of the Company’s stock if specified market and service conditions are achieved, and the awards vest no earlier than one year to two years from the grant date. During 2012, the Company granted 0.1 million performance-based restricted stock units with similar terms. During 2011, the Company awarded 0.7 million performance-based restricted stock units, which entitle the Company’s Chief Executive Officer to shares of the Company’s stock if specified market and service conditions are achieved. The 1.0 million of outstanding performance-based restricted stock units vest no earlier than one year from the date of grant and no later than seven years from the date of grant. Based on performance through June 30, 2013, the market conditions have been achieved for substantially all of the 1.0 million of outstanding performance-based restricted stock units. Accordingly, these performance-based restricted stock units will vest when the service conditions are achieved, including the 0.7 million granted to the Company’s Chief Executive Officer which vested in July 2013. The 1.0 million performance-based restricted stock units are included in the preceding table as outstanding as of June 30, 2013.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$10.8	$8.2	$2.6	$—
Interest rate swaps	26.1	—	26.1	—
Foreign currency derivatives	2.6	—	2.6	—
Total	$39.5	$8.2	$31.3	$—
Liabilities
Interest rate swaps	$31.4	$—	$31.4	$—
Foreign currency derivatives	0.1	—	0.1	—
Total	$31.5	$—	$31.5	$—

Fair Value as of December 31, 2012
Assets
Investment securities, including mutual funds (1)	$11.5	$8.2	$3.3	$—
Interest rate swaps	38.9	—	38.9	—
Foreign currency derivatives	0.5	—	0.5	—
Total	$50.9	$8.2	$42.7	$—
Liabilities
Interest rate swaps	$7.2	$—	$7.2	$—
Foreign currency derivatives	1.3	—	1.3	—
Total	$8.5	$—	$8.5	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($2.3 million and $2.3 million as of June 30, 2013 and December 31, 2012, respectively) and other assets ($8.5 million and $9.2 million as of June 30, 2013 and December 31, 2012, respectively).

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
Non-recurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the six months ended June 30, 2013, the Company recorded non-cash pretax charges of $22.7 million which included impairments of goodwill, intangibles and other long-lived assets of the discontinued operations. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets. Key inputs into the projected cash flows include management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.

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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	June 30, 2013		December 31, 2012
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,753.2	$1,666.8	$1,803.6	$1,703.9

The carrying amounts of all other significant debt approximate fair value.

Footnote 13 — Segment Information
During the six months ended June 30, 2013, the Company committed to a plan to divest the Hardware and Teach platform businesses, which were primarily included in the Specialty segment. Accordingly, the results of operations of these businesses were classified as discontinued operations. See Footnote 2 for further details. During the six months ended June 30, 2013, the remaining businesses in the former Specialty segment, specifically Dymo® Office and Endicia®, were combined with the Writing segment given the significant channel and operating synergies.
As a result of these changes, the 2012 segment information in this footnote and Footnote 4 pertaining to restructuring have been presented to reflect five business segments, including the impacts of classifying the Hardware and Teach platform businesses as discontinued operations.
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware, cutlery and small kitchen electrics; window treatments; hair care accessories
Tools	Irwin®, Lenox®, Dymo® Industrial, hilmor™	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

The comparative information for segment results and identifiable assets has been restated to conform to the 2013 presentation and is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales (1)
Writing	$477.8	$459.1	$818.4	$834.7
Home Solutions	399.1	391.3	738.0	718.0
Tools	198.0	202.4	386.6	393.0
Commercial Products	203.6	190.1	386.7	365.5
Baby & Parenting	196.2	182.4	385.8	364.6
	$1,474.7	$1,425.3	$2,715.5	$2,675.8
Operating Income (Loss) (2)
Writing	$123.6	$105.7	$186.8	$172.1
Home Solutions	53.7	42.6	87.8	73.5
Tools	18.3	30.5	37.0	59.2
Commercial Products	21.9	21.1	43.5	39.7
Baby & Parenting	23.8	19.2	47.7	41.6
Restructuring costs	(32.0)	(10.0)	(66.4)	(22.1)
Corporate	(23.9)	(31.7)	(53.2)	(63.4)
	$185.4	$177.4	$283.2	$300.6

	June 30, 2013	December 31, 2012
Identifiable Assets
Writing	$1,144.5	$1,145.2
Home Solutions	613.2	573.2
Tools	603.0	562.8
Commercial Products	357.4	348.8
Baby & Parenting	311.9	312.7
Corporate (3)	3,372.9	3,279.3
	$6,402.9	$6,222.0

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012
Net Sales (1), (4)
United States	$1,016.1	$986.0	$1,835.0	$1,780.9
Canada	83.4	86.4	145.2	151.3
Total North America	1,099.5	1,072.4	1,980.2	1,932.2
Europe, Middle East and Africa	181.4	154.2	348.5	356.9
Latin America	84.2	81.0	177.4	157.5
Asia Pacific	109.6	117.7	209.4	229.2
Total International	375.2	352.9	735.3	743.6
	$1,474.7	$1,425.3	$2,715.5	$2,675.8
Operating Income (Loss) (2), (5)
United States	$156.5	$143.1	$237.5	$214.2
Canada	21.3	17.6	31.5	29.6
Total North America	177.8	160.7	269.0	243.8
Europe, Middle East and Africa	(8.6)	(9.6)	(23.4)	13.9
Latin America	0.8	5.6	8.1	(1.1)
Asia Pacific	15.4	20.7	29.5	44.0
Total International	7.6	16.7	14.2	56.8
	$185.4	$177.4	$283.2	$300.6

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 10.0% and 10.3% of consolidated net sales in the three months ended June 30, 2013 and 2012, respectively, and approximately 9.8% and 9.7% of consolidated net sales in the six months ended June 30, 2013 and 2012.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, deferred tax assets and assets held for sale.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Restructuring Costs
United States	$7.1	$4.6	$12.8	$14.4
Canada	—	—	—	0.5
Total North America	7.1	4.6	12.8	14.9
Europe, Middle East and Africa	22.1	4.4	48.3	5.6
Latin America	1.1	0.7	3.6	0.9
Asia Pacific	1.7	0.3	1.7	0.7
Total International	24.9	5.4	53.6	7.2
	$32.0	$10.0	$66.4	$22.1

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	June 30, 2013	December 31, 2012
Customer accruals	$257.1	$269.8
Accruals for manufacturing, marketing and freight expenses	76.4	91.6
Accrued self-insurance liabilities	57.3	56.9
Accrued pension, defined contribution and other postretirement benefits	36.7	45.8
Accrued contingencies, primarily legal, environmental and warranty	39.3	38.3
Accrued restructuring (See Footnote 4)	65.0	41.3
Other	113.3	114.3
Other accrued liabilities	$645.1	$658.0
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $35.0 million and $33.0 million as of June 30, 2013 and December 31, 2012, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
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
Environmental Matters
As of June 30, 2013, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of June 30, 2013 ranged between $21.1 million and $24.0 million. As of June 30, 2013, the Company had a reserve of $22.2 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.9 million by applying a 5% discount rate to undiscounted obligations of $25.1 million.
Two of the Company’s subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), are among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division - Essex County. Through the third-party complaint, Maxus and Tierra allege that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP. In March 2013, the Company Parties, along with approximately 250 additional third-party defendants executed a proposed Consent Judgment with DEP. The public comment period for the proposed Consent Judgment is now closed; the Consent Judgment remains subject to court approval.
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
Given the uncertainties pertaining to this matter–including that the litigation and RI/FS are ongoing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any remediation, and the extent to which the Company Parties may be held liable or responsible is not yet known–it is not possible for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations because the Company Parties’ facilities are not alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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

Footnote 16 - Subsequent Event

On July 12, 2013, the Company completed the sale of its Teach platform business, including the mimio® and Headsprout® interactive teaching technology brands.

On August 8, 2013, the Company entered into a definitive agreement to sell its Hardware business, including the Amerock®, Ashland®, Bulldog® and Shur-Line® brands.

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
Business Strategy
Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value. The Company’s portfolio of leading brands creates margin structure that allows for brand investment. The Company is executing against its Growth Game Plan, which is the strategy the Company is implementing to fulfill its ambition to build a bigger, faster-growing, more global and more profitable company.
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
During 2012, the Company executed against the delivery phase of the Growth Game Plan. In this phase, the Company implemented structural changes in the organization while ensuring consistent execution and delivery. The Company is transitioning from the delivery phase to the strategic phase in 2013. In the strategic phase, the Company expects to expand investment behind its Win Bigger businesses to drive accelerated growth.

In 2013, the Company will continue implementing changes to drive the Growth Game Plan into action. These changes are the foundation of Project Renewal and are organized into the following five workstreams:

◦
Organizational Simplification: The Company has de-layered its top structure by eliminating the two groups (Newell Consumer and Newell Professional) and further consolidated its businesses into five business segments. In addition, the Company has consolidated the Development and Customer Development organizations to simplify the organization.

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
Organizational Structure
During the first six months of 2013, the Company committed to a plan to divest the Hardware and Teach platform businesses, which were primarily included in the former Specialty segment. Accordingly, the results of operations of these businesses were classified as discontinued operations. These disposal groups consist of convenience, cabinet and window hardware (Bulldog®, Ashland™ and Amerock® as well as the Levolor® and private label drapery hardware business); manual paint applicators (Shur-line®); and interactive teaching solutions (mimio® and Headsprout®). The remaining businesses in the former Specialty segment, specifically Dymo® Office and Endicia®, were combined with the Writing segment given the significant channel and operating synergies.

In the new Growth Game Plan operating model, the Company has reorganized around two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five segments and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware, cutlery and small kitchen electrics; window treatments; hair care accessories
Tools	Irwin®, Lenox®, Dymo® Industrial, hilmor™	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid® Commercial Products, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first six months of 2013 were impacted by the following factors:

•
Core sales, which exclude the impact of changes in foreign currency, increased 2.5% in 2013 compared to the same period last year. Core sales growth in Latin and North America were partially offset by declines in Europe and Asia Pacific. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2012, to the current and prior year local currency sales amounts, with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency.

•
Core sales increased 8.9% in the Baby & Parenting segment, with improved retail-level sales in North America and sustained momentum in the Asia Pacific region primarily due to new product launches. Core sales grew 6.3% in the Commercial Products segment, with substantially all of the growth attributable to the segment’s North American business. Home Solutions segment’s core sales increased 3.0%, primarily due to improved performance by Rubbermaid® Consumer and increased distribution in Calphalon® partially offset by ongoing challenges in the Décor business. Core sales declined 1.1% in the Writing segment primarily driven by weak Fine Writing results in China and office superstore channel contraction in the U.S. partially offset by strong core sales growth in Latin America.

•
Gross margin was 38.9%, flat compared to the prior year, reflecting productivity gains offsetting the effect of input cost inflation and pricing, including incremental investments in merchandising programs.

•	During the first six months of 2013, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:
•a new line of premium Sharpie® markers called Sharpie® Neon, that are off to a very fast start;
•a new line of Paper Mate® mechanical pencils, with exceptional design;

•
hilmor™, a new brand of professional tools that revolutionizes the heating, ventilation and air conditioning/refrigeration (HVAC/R) tool category with 150 tools featuring intuitive functionality and durable designs that make HVAC/R technicians’ jobs easier and more efficient;

•	the hand tool category in Latin America with the launch of Irwin® Dupla, a new double-sided hacksaw blade;

•	a new Graco® travel system called Graco Modes™ in North America, 3 strollers in 1 with ten riding options from infant to toddler;

•	a new line of Aprica® ultra-lightweight strollers in Japan called AirRia™, now the best-selling stroller in the country;

•	product launches and supporting marketing programs planned for the back half of 2013 in the Commercial Products, Tools and Home Solutions segments; and,

•
support for the continued expansion of sales forces in the Tools, Writing and Commercial Products segments to drive greater sales penetration, enhance the availability of products and to support geographic expansion for these Win Bigger businesses.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing the Organizational Simplification, EMEA Simplification and Best Cost Finance workstreams, resulting in $66 million of restructuring costs in the first six months of 2013.

•
Realized an $11 million foreign exchange loss in the first six months of 2013 due to the devaluation of the Venezuelan Bolivar because of highly inflationary accounting for the Company’s Venezuelan operations.

•
Reported a 24% effective tax rate in the first six months of 2013 compared to 29% in the first six months of 2012 primarily due to $13.1 million of net tax benefits that are discrete to the first six months of 2013.

•
Committed to a plan to divest the Hardware and Teach platform businesses, primarily included in the former Specialty segment, during the first quarter of 2013 and classified the results of these businesses as discontinued operations. During the first six months of 2013, the Company recorded charges of $19 million, net of tax, which included impairments of goodwill, intangibles and other long-lived assets of the discontinued operations.

•
Continued the $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired an additional 2.9 million shares of common stock for $72.4 million during the first six months of 2013.

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
The total costs of Project Renewal are expected to be $340 to $375 million, with $300 to $340 million representing cash costs. Approximately 75% of the cash costs consist of employee-related costs, including severance, retirement and other termination benefits and costs, as approximately 2,250 employees are expected to be impacted as a result of the implementation of the Project Renewal initiatives. Project Renewal is expected to be fully implemented by mid-2015 and generate annualized savings of $270 to $325 million, with more than $100 million of annualized savings realized to date. The majority of the savings from Project Renewal will be invested in the business to unlock accelerated growth and to strengthen brand building and selling capabilities in priority markets around the world.

Through June 30, 2013, the Company has incurred $137 million and $19 million of restructuring and restructuring-related charges, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Restructuring-related charges represent certain organizational change implementation costs and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. Thus far, the Company has reduced structural overhead by eliminating the operating groups, consolidating its 13 Global Business Units into five segments and consolidating its sales organization into the newly formed Customer Development Organization. The Company has also completed the consolidation of its Greenville, Texas operations into its existing operations in Kansas and Ohio.

In the first six months of 2013, the Company initiated the following activities under Project Renewal:

•
The implementation of the EMEA Simplification workstream, initiating projects for the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices in the European region — all aimed at refocusing the region on profitable growth, with several of these planned actions remaining subject to regulatory approval.

•	The implementation of the Best Cost Finance workstream by consolidating and realigning its shared services and decision support capabilities.

•
The restructuring of the Development organization as part of the Organizational Simplification workstream, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence – a design center in Kalamazoo, Michigan which is expected to open by early 2014, the creation of a larger, independent consumer marketing research organization, the consolidation of the marketing function into a global center of excellence, and the staffing of the Company’s global e-commerce initiative.

•
The Company refocused its channel marketing team and realigned its distributor and field sales organizations in the Delivery organization to enable cost savings that will be reinvested into new capabilities.

•	The roll out of a new Global Supply Chain organization in the Delivery organization, establishing a One Newell procurement function.

•	The completion of the closure of its U.S. manufacturing facility in Lowell, Indiana (included in discontinued operations).
One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its segments, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company is expanding its focus on leveraging the common business activities and best practices by reorganizing the business around two of the critical elements of the Growth Game Plan — Brand & Category Development and Market Execution & Delivery, enhancing its newly created Customer Development Organization, creating a new Global Supply Chain organization and creating a new center of excellence for design and innovation capabilities.
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. During the six months ended June 30, 2013, certain operations within the Company’s Hardware business and the Company’s Brazil operations went live on SAP. Through June 30, 2013, the North American, European and Brazilian operations of substantially all of the Company’s five segments have successfully gone live with their SAP implementation efforts.
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar. Previously, the Company remeasured its operations denominated in Bolivar Fuertes at the rate of exchange used by the Transaction System for Foreign Currency Denominated Securities (SITME) of 5.3 Bolivar Fuertes to U.S. Dollar. As a result, the Company recorded a charge of $11 million in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes. In addition, the Company’s 2013 reported net sales and operating income are expected to be adversely impacted by an estimated $9 million and $5 million, respectively, due solely to the devaluation of the Bolivar Fuerte.
As of June 30, 2013, the Company’s Venezuelan subsidiary had approximately $62.3 million of net monetary assets denominated in Bolivar Fuertes at the rate of 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $6 million and $3 million, respectively.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Net sales	$1,474.7	100.0%	$1,425.3	100.0%	$2,715.5	100.0%	$2,675.8	100.0%
Cost of products sold	892.0	60.5	872.6	61.2	1,659.2	61.1	1,635.1	61.1
Gross margin	582.7	39.5	552.7	38.8	1,056.3	38.9	1,040.7	38.9
Selling, general and administrative expenses	365.3	24.8	365.3	25.6	706.7	26.0	718.0	26.8
Restructuring costs	32.0	2.2	10.0	0.7	66.4	2.4	22.1	0.8
Operating income	185.4	12.6	177.4	12.4	283.2	10.4	300.6	11.2
Nonoperating expenses:
Interest expense, net	15.0	1.0	20.5	1.4	29.6	1.1	40.7	1.5
Other expense (income), net	4.2	0.3	0.6	—	17.2	0.6	0.3	—
Net nonoperating expenses	19.2	1.3	21.1	1.5	46.8	1.7	41.0	1.5
Income before income taxes	166.2	11.3	156.3	11.0	236.4	8.7	259.6	9.7
Income tax expense	49.6	3.4	50.0	3.5	56.0	2.1	75.0	2.8
Income from continuing operations	116.6	7.9	106.3	7.5	180.4	6.6	184.6	6.9
(Loss) income from discontinued operations	(6.8)	(0.5)	5.5	0.4	(16.4)	(0.6)	6.5	0.2
Net income	$109.8	7.4%	$111.8	7.8%	$164.0	6.0%	$191.1	7.1%

Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Consolidated Operating Results:
Net sales for the three months ended June 30, 2013 were $1,474.7 million, representing an increase of $49.4 million, or 3.5%, from $1,425.3 million for the three months ended June 30, 2012. The following table sets forth an analysis of changes in consolidated net sales for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 (in millions, except percentages):

Core sales	$64.3	4.5%
Foreign currency	(14.9)	(1.0)
Total change in net sales	$49.4	3.5%
Core sales increased 4.5%, and foreign currency had the effect of decreasing net sales by 1.0%. After considering the timing shift of an estimated $28 million of net sales from the second quarter to the first quarter of 2012 related to the SAP pull-forward in Europe, the Company’s core sales increased 2.5%. Core sales in the Company’s North American and international businesses increased 2.7% and 9.9%, respectively. In North America, core sales growth was led by strong growth in the Baby & Parenting and Commercial segments. In EMEA, core sales increased 17.0%, although excluding the impact of $28 million of sales associated with the SAP pull-forward, core sales in EMEA declined 1.0%, reflecting the ongoing macroeconomic challenges in Western Europe. Core sales in the Company’s Latin America businesses increased 9.8% driven by continued growth in the Writing segment. In the Asia Pacific region, core sales grew 0.7%, as the Baby segment’s growth in Japan due to new product introductions was partially offset by core sales declines realized by Fine Writing in China as the business continues to transition the distribution model in China to better align inventory levels with consumer level point-of-sale.
Gross margin, as a percentage of net sales, for the three months ended June 30, 2013 was 39.5%, or $582.7 million, versus 38.8%, or $552.7 million, for the three months ended June 30, 2012. Gross margin increased 70 basis points reflecting improved productivity partially offset by inflation and pricing, including incremental investments in merchandising programs.
SG&A expenses for the three months ended June 30, 2013 were 24.8% of net sales, or $365.3 million, versus 25.6% of net sales, or $365.3 million, for the three months ended June 30, 2012. SG&A expenses remained flat when compared to the second quarter of 2012 as an increase in strategic spend of $4.6 million, including increased strategic advertising and promotional investment in the Tools and Commercial Products segments, and an increase in structural spend of $3.8 million to support geographic expansion were offset by a decrease in restructuring-related costs of $8.4 million.
The Company recorded restructuring costs of $32.0 million and $10.0 million for the three months ended June 30, 2013 and 2012, respectively. The year-over-year increase in restructuring costs is primarily due to the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the three months ended June 30, 2013 primarily related to Project Renewal and consisted of $2.3 million of facility and other exit costs, including impairments, $24.0 million of employee severance, termination benefits and employee relocation costs and $5.7 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2012 related to Project Renewal and the European Transformation Plan and consisted of $6.5 million of employee severance, termination benefits and employee relocation costs and $3.5 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended June 30, 2013 was $185.4 million, or 12.6% of net sales, versus $177.4 million, or 12.4% of net sales, for the three months ended June 30, 2012. The increase in operating margin was primarily due to a comparison with prior year results that included a negative impact from the 2012 European SAP-related timing shift.
Net nonoperating expenses for the three months ended June 30, 2013 were $19.2 million versus $21.1 million for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2013 was $15.0 million, a decrease of $5.5 million from $20.5 million for the three months ended June 30, 2012, primarily due to lower interest rates as well as lower average debt levels. The decrease in interest expense was partially offset by a $3.6 million increase in other non-operating expenses due primarily to foreign exchange losses as the the Japanese Yen and Australian Dollar weakened during the three months ended June 30, 2013.
The Company’s effective income tax rate was 29.8% and 32.0% for the three months ended June 30, 2013 and 2012, respectively. The reduction in the effective tax rate is primarily attributable to changes in the geographic mix of earnings.
(Loss) income from discontinued operations during the three months ended June 30, 2013 and 2012 relates to the Company’s Hardware and Teach platform businesses. During the three months ended June 30, 2013, the Company recorded charges of $8.7 million, net of tax, associated with the discontinued operations. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2013	2012	% Change
Writing	$477.8	$459.1	4.1%
Home Solutions	399.1	391.3	2.0
Tools	198.0	202.4	(2.2)
Commercial Products	203.6	190.1	7.1
Baby & Parenting	196.2	182.4	7.6
Total net sales	$1,474.7	$1,425.3	3.5%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales, including SAP pre-buys	1.5%	2.3%	(5.0)%	6.5%	9.8%
Impact of SAP pre-buys	3.5	—	3.7	1.1	1.5
Core sales	5.0	2.3	(1.3)	7.6	11.3
Foreign currency	(0.9)	(0.3)	(0.9)	(0.5)	(3.7)
Total change in net sales	4.1%	2.0%	(2.2)%	7.1%	7.6%

Operating income by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2013	2012	% Change
Writing	$123.6	$105.7	16.9%
Home Solutions	53.7	42.6	26.1
Tools	18.3	30.5	(40.0)
Commercial Products	21.9	21.1	3.8
Baby & Parenting	23.8	19.2	24.0
Restructuring costs	(32.0)	(10.0)	NM
Corporate (1)	(23.9)	(31.7)	24.6
Total operating income	$185.4	$177.4	4.5%
NM — Not Meaningful

(1)
Includes organizational change implementation and restructuring-related costs of $2.1 million associated with Project Renewal for the three months ended June 30, 2013 and restructuring-related costs of $6.6 million and $3.9 million associated with the European Transformation Plan and Project Renewal, respectively, for the three months ended June 30, 2012.

Writing
Net sales for the three months ended June 30, 2013 were $477.8 million, an increase of $18.7 million, or 4.1%, from $459.1 million for the three months ended June 30, 2012. Core sales increased 5.0% with an estimated 350 basis points of the increase attributable to the SAP pre-buys in Europe during 2012. In Latin America,Writing generated double-digit core sales growth due to the continued rollout of new products and pricing actions taken in Venezuela in response to the devaluation of the Venezuelan Bolivar. In North America and Europe, Writing had very good sell-in to support Back-to-School merchandising which offset weakness in the office superstore channel. Fine Writing sales were negatively impacted by continued macro-economic challenges in Europe and a slowdown in Asia. Fine Writing sales were also negatively impacted by the reset of the distributor model in China. Excluding the impacts of currency, the segment’s North American businesses realized a low single-digit sales decline, which was more than offset by a double-digit sales increase in the segment’s international businesses, which includes the impact of the SAP pre-buys in Europe. Foreign currency had an unfavorable impact of 0.9%.
Operating income for the three months ended June 30, 2013 was $123.6 million, or 25.9% of net sales, an increase of $17.9 million, or 16.9%, from $105.7 million, or 23.0% of net sales, for the three months ended June 30, 2012. The 290 basis point increase in operating margin is primarily attributable to the impact of the SAP go-live in Europe in 2012, which resulted in comparatively higher sales volumes in the three months ended June 30, 2013 and year-over-year productivity gains, as well as Project Renewal-based cost savings.

Home Solutions
Net sales for the three months ended June 30, 2013 were $399.1 million, an increase of $7.8 million, or 2.0%, from $391.3 million for the three months ended June 30, 2012. Core sales increased 2.3% driven by the impact of ongoing strong merchandising-driven results from the Rubbermaid Consumer business and distribution gains from Calphalon, partially offset by ongoing challenges in the Décor business. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased low single digits and double-digits, respectively. Foreign currency had an unfavorable impact of 0.3%.
Operating income for the three months ended June 30, 2013 was $53.7 million, or 13.5% of net sales, an increase of $11.1 million, or 26.1%, from $42.6 million, or 10.9% of net sales, for the three months ended June 30, 2012. The 260 basis point operating margin improvement is primarily attributable to increased sales volume, improved performance by Levolor® and Project Renewal-based structural SG&A cost reductions. As a percentage of net sales, SG&A costs decreased 110 basis points, primarily due to an increase in net sales and structural SG&A cost reductions.
Tools
Net sales for the three months ended June 30, 2013 were $198.0 million, a decrease of $4.4 million, or 2.2%, from $202.4 million for the three months ended June 30, 2012. Core sales decreased 1.3%. Excluding the impact of the SAP pre-buys in Europe, core sales would have declined 5.0%. The decline was driven by a challenging year-ago comparison of 10% percent growth in 2012, as adjusted for the European SAP timing shift, and weaker than expected industrial bandsaw growth due to sluggish global industrial markets. The core sales decline was also impacted by our SAP go-live in Brazil on April 1, which resulted in an estimated $5 million in sales that were pulled forward from the second quarter of 2013. Excluding the impacts of foreign currency, sales at the segment’s North American and international businesses both declined low single-digits. Foreign currency had an unfavorable impact of 0.9%.
Operating income for the three months ended June 30, 2013 was $18.3 million, or 9.2% of net sales, a decrease of $12.2 million, or 40.0%, from $30.5 million, or 15.1% of net sales, for the three months ended June 30, 2012. The 590 basis point decrease in operating margin is primarily attributable to a 360 basis point increase in SG&A costs as a percentage of net sales due to higher brand building investments and sustained investments in selling and marketing capabilities in certain regions and businesses combined with lower sales volumes. The decline in operating margin is also partially attributable to pressure on gross margins due to input cost inflation.
Commercial Products
Net sales for the three months ended June 30, 2013 were $203.6 million, an increase of $13.5 million, or 7.1%, from $190.1 million for the three months ended June 30, 2012. Core sales increased 7.6%. Excluding the impact of the SAP pre-buys, core sales increased 6.5% driven by growth in North America due to healthy order rates at key accounts and retailers. Excluding the impacts of foreign currency, sales at the segment’s North American and international businesses increased by single-digits and double-digits, respectively. Foreign currency had an unfavorable impact of 0.5%.
Operating income for the three months ended June 30, 2013 was $21.9 million, or 10.8% of net sales, an increase of $0.8 million, or 3.8%, from $21.1 million, or 11.1% of net sales, for the three months ended June 30, 2012. The 30 basis point decrease in operating margin is primarily attributable to increased investment in selling capabilities in emerging markets largely offset by reductions in structural SG&A costs.
Baby & Parenting
Net sales for the three months ended June 30, 2013 were $196.2 million, an increase of $13.8 million, or 7.6%, from $182.4 million for the three months ended June 30, 2012. Core sales increased 11.3%. Excluding the impact of SAP pre-buys, core sales increased 9.8% driven by strengthened distribution and continued share gains in North America and successful new innovation in North America and Asia Pacific. Foreign currency had an unfavorable impact of 3.7%.
Operating income for the three months ended June 30, 2013 was $23.8 million, or 12.1% of net sales, an increase of $4.6 million, or 24.0%, from $19.2 million, or 10.5% of net sales, for the three months ended June 30, 2012. The 160 basis point increase in operating margin is primarily due to Project Renewal-related cost savings and better leverage of SG&A costs on increased sales, as SG&A costs declined 290 basis as a percentage of net sales.

Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Consolidated Operating Results:
Net sales for the six months ended June 30, 2013 were $2,715.5 million, representing an increase of $39.7 million, or 1.5%, from $2,675.8 million for the six months ended June 30, 2012. The following table sets forth an analysis of changes in consolidated net sales for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 (in millions, except percentages):

Core sales	$66.7	2.5%
Foreign currency	(27.0)	(1.0)
Total change in net sales	$39.7	1.5%
Core sales increased 2.5%, and foreign currency had the effect of decreasing net sales by 1.0%. Core sales in the Company’s North American and international businesses increased 2.6% and 2.2%, respectively. In North America, core sales growth was led by growth in the Baby & Parenting and Commercial Products segments. Core sales in the Company’s Latin America businesses increased 18.7%, including a strong core sales increase in the Writing segment, which includes price increases implemented in response to the devaluation of the Venezuelan Bolivar, and a core sales increase in the Tools segment driven by growth in Mexico and Brazil. The core sales increases in North and Latin America were partially offset by core sales declines in the EMEA and Asia Pacific regions. Core sales in EMEA declined 2.2% reflecting the ongoing macroeconomic challenges in Western Europe. In the Asia Pacific region, a decline in Fine Writing due to the transitioning of the distribution model in China to better align inventory levels with consumer level point-of-sale and an overall slowdown in the category was partially offset by continued Baby & Parenting growth in Japan due to new product introductions.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2013 was 38.9%, or $1,056.3 million, versus 38.9%, or $1,040.7 million, for the six months ended June 30, 2012. Gross margins remained flat reflecting productivity offsetting the effect of input cost inflation and pricing, including incremental investments in merchandising programs. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
SG&A expenses for the six months ended June 30, 2013 were 26.0% of net sales, or $706.7 million, versus 26.8% of net sales, or $718.0 million, for the six months ended June 30, 2012. SG&A expenses decreased $11.3 million when compared to the first six months of 2012, which was primarily due to lower restructuring-related costs which decreased $11.8 million. Lower but more focused strategic spending was offset by an increase in structural SG&A to support geographic expansion. Foreign currency had the impact of reducing SG&A expenses by $7.7 million.
The Company recorded restructuring costs of $66.4 million and $22.1 million for the six months ended June 30, 2013 and 2012, respectively. The year-over-year increase in restructuring costs is primarily due to the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the six months ended June 30, 2013 were primarily related to Project Renewal and consisted of $2.3 million of facility and other exit costs, including impairments, $50.2 million of employee severance, termination benefits and employee relocation costs and $13.9 million of exited contractual commitments and other restructuring costs. The restructuring costs for the six months ended June 30, 2012 related to Project Renewal and the European Transformation Plan and consisted of $14.9 million of employee severance, termination benefits and employee relocation costs and $7.2 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the six months ended June 30, 2013 was $283.2 million, or 10.4% of net sales, versus $300.6 million, or 11.2% of net sales, for the six months ended June 30, 2012. The decrease in operating margin was primarily due to the increase in restructuring costs.
Net nonoperating expenses for the six months ended June 30, 2013 were $46.8 million versus $41.0 million for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2013 was $29.6 million, a decrease of $11.1 million from $40.7 million for the six months ended June 30, 2012, primarily due to lower interest rates as well as lower average debt levels. In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, the Company recorded a foreign currency exchange loss of $11.1 million to reduce the value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes.
The Company’s effective income tax rate was 23.7% and 28.9% for the six months ended June 30, 2013 and 2012, respectively. The reduction in the effective tax rate is primarily attributable to $13.1 million of net tax benefits that are discrete to the six months ended June 30, 2013, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies.

(Loss) income from discontinued operations during the six months ended June 30, 2013 and 2012 relates to the Company’s Hardware and Teach platform businesses. During the six months ended June 30, 2013, the Company recorded charges of $18.7 million, net of tax, which includes impairments of goodwill, intangibles and other long-lived assets of the discontinued operations. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2013	2012	% Change
Writing	$818.4	$834.7	(2.0)%
Home Solutions	738.0	718.0	2.8
Tools	386.6	393.0	(1.6)
Commercial Products	386.7	365.5	5.8
Baby & Parenting	385.8	364.6	5.8
Total net sales	$2,715.5	$2,675.8	1.5%
The following table sets forth an analysis of changes in net sales in each segment for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	(1.1)%	3.0%	(0.3)%	6.3%	8.9%
Foreign currency	(0.9)	(0.2)	(1.3)	(0.5)	(3.1)
Total change in net sales	(2.0)%	2.8%	(1.6)%	5.8%	5.8%

Operating income by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2013	2012	% Change
Writing	$186.8	$172.1	8.5%
Home Solutions	87.8	73.5	19.5
Tools	37.0	59.2	(37.5)
Commercial Products	43.5	39.7	9.6
Baby & Parenting	47.7	41.6	14.7
Restructuring costs	(66.4)	(22.1)	NM
Corporate (1)	(53.2)	(63.4)	16.1
Total operating income	$283.2	$300.6	(5.8)%
NM — Not Meaningful

(1)
Includes organizational change implementation and restructuring-related costs of $8.7 million associated with Project Renewal for the six months ended June 30, 2013 and restructuring-related costs of $16.6 million and $3.9 million associated with the European Transformation Plan and Project Renewal, respectively, for the six months ended June 30, 2012.

Writing
Net sales for the six months ended June 30, 2013 were $818.4 million, a decrease of $16.3 million, or 2.0%, from $834.7 million for the six months ended June 30, 2012. Core sales decreased 1.1% primarily driven by weakness in Fine Writing and Dymo Office. Strong core sales growth in Latin America due to the continued rollout of new products, strong back to school sell-in, and price increases implemented in response to the devaluation of the Venezuelan Bolivar were more than offset by continued macro-economic challenges in EMEA, declines in Fine Writing in Asia due to the transitioning of the distribution model in China and an overall slowdown in the category in that region and declines in the office superstore channel in the U.S. Excluding the impacts of currency, the segment’s North American businesses reported a low single-digit sales decline while the segment’s international businesses reported a low single-digit sales increase. Foreign currency had an unfavorable impact of 0.9%.
Operating income for the six months ended June 30, 2013 was $186.8 million, or 22.8% of net sales, an increase of $14.7 million, or 8.5%, from $172.1 million, or 20.6% of net sales, for the six months ended June 30, 2012. The 220 basis point increase in operating margin is primarily attributable to gross margin expansion, as productivity more than offset input cost inflation. SG&A costs as a percentage of net sales decreased 10 basis points, as the Company invested additional amounts in strategic SG&A in the prior year in support of the launches of Paper Mate® Ink Joy® and the Parker® Ingenuity Collection.
Home Solutions
Net sales for the six months ended June 30, 2013 were $738.0 million, an increase of $20.0 million, or 2.8%, from $718.0 million for the six months ended June 30, 2012. Core sales increased 3.0% led by high-single digit growth in the Rubbermaid Consumer business due to focused merchandising activities and increases in Calphalon due to distribution gains, partially offset by ongoing challenges in the Décor business. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased low single-digit and double-digits, respectively. Foreign currency had an unfavorable impact of 0.2%.
Operating income for the six months ended June 30, 2013 was $87.8 million, or 11.9% of net sales, an increase of $14.3 million, or 19.5%, from $73.5 million, or 10.2% of net sales, for the six months ended June 30, 2012. The 170 basis point operating margin improvement is primarily attributable to a 100 basis point reduction in SG&A costs as a percentage of net sales due to lower strategic spend in the first six months of 2013 and Project Renewal-related cost savings.
Tools
Net sales for the six months ended June 30, 2013 were $386.6 million, a decrease of $6.4 million, or 1.6%, from $393.0 million for the six months ended June 30, 2012. Core sales decreased 0.3% driven by weaker than expected industrial bandsaw growth due to sluggish global industrial markets partially offset by double-digit growth in Latin America attributable to continued investment in selling capabilities. Excluding the impacts of foreign currency, mid-single-digit sales declines at the segment’s North American businesses were partially offset by mid-single-digit sales increases in the international businesses. Foreign currency had an unfavorable impact of 1.3%.
Operating income for the six months ended June 30, 2013 was $37.0 million, or 9.6% of net sales, a decrease of $22.2 million, or 37.5% from $59.2 million, or 15.1% of net sales, for the six months ended June 30, 2012. The 550 basis point decrease in operating margin is primarily attributable to a 300 basis point increase in SG&A costs as a percentage of net sales due to higher brand building investments and sustained investments in selling and marketing capabilities in certain regions and businesses. The decline in operating margins was also partially attributable to pressure on gross margin due to input cost inflation.
Commercial Products
Net sales for the six months ended June 30, 2013 were $386.7 million, an increase of $21.2 million, or 5.8%, from $365.5 million for the six months ended June 30, 2012. Core sales increased 6.3% driven by growth in North America due to healthy order rates at key accounts and retailers. The growth in North America was partially offset by continued softness in the European market. Excluding the impacts of foreign currency, high single-digit sales increases at the segment’s North American businesses were partially offset by low single-digit sales declines in the international businesses. Foreign currency had an unfavorable impact of 0.5%.
Operating income for the six months ended June 30, 2013 was $43.5 million, or 11.2% of net sales, an increase of $3.8 million, or 9.6%, from $39.7 million, or 10.9% of net sales, for the six months ended June 30, 2012. The 30 basis point increase in operating margin is primarily attributable to productivity gains, as strategic SG&A costs increased commensurate with the increase in core sales.
Baby & Parenting
Net sales for the six months ended June 30, 2013 were $385.8 million, an increase of $21.2 million, or 5.8%, from $364.6 million for the six months ended June 30, 2012. Core sales increased 8.9% driven by strong retail sales and new products in the North American markets and continued growth in Asia Pacific attributable to promotional activity and new products. The growth in the North American and Asia Pacific markets was partially offset by continued softness in the European market due to Teutonia® as the benefit from service and quality improvements has not been fully realized. Foreign currency had an unfavorable impact of 3.1%.
Operating income for the six months ended June 30, 2013 was $47.7 million, or 12.4% of net sales, an increase of $6.1 million, or 14.7%, from $41.6 million, or 11.4% of net sales, for the six months ended June 30, 2012. The 100 basis point increase in operating margin is primarily due to increased sales and Project Renewal-related SG&A cost savings, as SG&A declined 190 basis points as a percentage of net sales.

Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the six months ended June 30, (in millions):

	2013	2012
Cash (used in) provided by operating activities	$(59.8)	$55.7
Cash used in investing activities	(57.3)	(82.3)
Cash provided by financing activities	90.5	227.8
Currency effect on cash and cash equivalents	(3.1)	(0.6)
(Decrease) increase in cash and cash equivalents	$(29.7)	$200.6
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
Cash used in operating activities for the six months ended June 30, 2013 was $59.8 million compared to cash provided by operating activities of $55.7 million for the six months ended June 30, 2012. The decline in operating cash flow was primarily due to the $67.1 million year-over-year increase in pension contributions to the Company’s U.S. pension plan ($100.0 million voluntary contribution to the U.S. pension plan in the first six months of 2013 compared to $32.9 million contributed in the first six months of 2012), $34.6 million year-over-year use of cash to build inventories in advance of third quarter 2013 product launches, and a $27.0 million increase in the annual incentive compensation payout.
During the six months ended June 30, 2013, the Company obtained net proceeds of $202.1 million from the issuance of commercial paper and other short-term debt, which compared to $71.1 million of net proceeds from commercial paper and the receivables facility in the six months ended June 30, 2012. The Company’s short-term borrowings, which include commercial paper and the receivables financing facility, were $412.4 million at June 30, 2013 compared to $175.5 million at June 30, 2012. The increase in short-term borrowings is primarily related to borrowings under the receivables facility.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Aggregate dividends paid were $88.1 million and $53.3 million for the six months ended June 30, 2013 and 2012, respectively.
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). The SRP is authorized to run for a period of three years ending in August 2014. During the six months ended June 30, 2013, the Company repurchased and retired approximately 2.9 million shares pursuant to the SRP for $72.4 million, which compared to 2.3 million shares repurchased and retired for $41.3 million during the six months ended June 30, 2012.

Capital expenditures were $57.0 million and $85.0 million for the six months ended June 30, 2013 and 2012, respectively. The largest single capital project in all periods presented was the implementation of SAP, which represented $11.8 million and $23.4 million of capital expenditures for the six months ended June 30, 2013 and 2012, respectively.
Cash paid for restructuring activities was $39.5 million and $22.4 million for the six months ended June 30, 2013 and 2012, respectively, and is included in the cash (used in) provided by operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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

The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	June 30, 2013	December 31, 2012	June 30, 2012
Accounts receivable	72	67	67
Inventory	85	66	84
Accounts payable	(63)	(50)	(54)
Cash conversion cycle	94	83	97
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

•
Cash and cash equivalents at June 30, 2013 were $154.1 million, and the Company had $600.1 million of available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at June 30, 2013 was $758.8 million compared to $700.3 million at December 31, 2012, and the current ratio at June 30, 2013 was 1.41:1 compared to 1.45:1 at December 31, 2012. The increase in working capital is primarily attributable to the increase in the accounts receivable and inventory balances due to seasonality partially offset by an increase in short-term debt compared to December 31, 2012 to fund seasonal inventory builds and the paydown of customer accruals and annual incentive compensation.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.49:1 at June 30, 2013 and 0.46:1 at December 31, 2012.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 1, 2017, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of June 30, 2013, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company had commercial paper obligations outstanding of $199.9 million, resulting in $600.1 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In September 2012, the Company renewed its 364-day receivables financing facility that provides for maximum borrowings of up to $200.0 million such that it expires in September 2013. As of June 30, 2013, the Company had outstanding borrowings of $200.0 million under the receivables facility at a weighted-average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the six months ended June 30, (in millions):

	2013		2012
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$249.6	$155.4	$392.8	$232.9
Receivables financing facility	200.0	200.0	200.0	101.9
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) a specified dollar amount ranging from $550.0 million to $750.0 million related to impairment charges incurred by the Company. As of June 30, 2013, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, and utilize the $600.1 million for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.1 billion as of June 30, 2013 and $1.9 billion as of December 31, 2012, an increase of $163.8 million due to commercial paper borrowings during the first six months of 2013 for working capital investments and payments of customer program and annual incentive compensation liabilities. As of June 30, 2013, the current portion of long-term debt and short-term debt totaled $413.2 million, including $200.0 million and $199.9 million of borrowings under the receivables facility and commercial paper obligations, respectively.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average outstanding debt	$2,080.4	$2,307.2	$2,039.8	$2,235.5
Average interest rate (1)	2.9%	3.6%	2.9%	3.7%

(1)	The average interest rate includes the impacts of outstanding and previously-settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 55.6% and 51.7% of total debt as of June 30, 2013 and December 31, 2012, respectively. The increase in floating-rate debt is primarily due to an increase of $201.7 million in short-term debt outstanding at June 30, 2013 compared to December 31, 2012. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest.
Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or interest rates decline further, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the six months ended June 30, 2013, the Company contributed $100.0 million to its U.S. pension plan as a voluntary contribution. The Company does not expect the impact of the contribution to be material to the Company’s pretax income for the year ending December 31, 2013, considering the expected return on plan assets of 7.5% and the Company’s average borrowing rate of 3.0%.

Dividends
The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives and restructuring activities, and at the Company’s discretion, to repay outstanding debt. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the six months ended June 30, 2013, the Company repurchased 2.9 million shares pursuant to the SRP for $72.4 million, and such shares were immediately retired. Since the inception of the SRP through June 30, 2013, the Company has repurchased and retired a total of 11.2 million shares for $210.0 million. During July 2013, the Company purchased an additional 0.6 million shares at an aggregate cost of $15.1 million. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Stable
Fitch Ratings	BBB	F-2	Stable
Outlook
For the year ending December 31, 2013, the Company expects to generate cash flows from operations of $575 to $625 million after restructuring and restructuring-related cash payments of $90 to $110 million and $100 million in contributions to the Company’s primary U.S. pension plan. The Company plans to fund capital expenditures of approximately $150 to $175 million.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $412.4 million, primarily representing borrowings under the receivables facility and commercial paper obligations.

Non-GAAP Financial Measures
The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q contains non-GAAP financial measures. The Company uses certain non-GAAP financial measures in explaining its results and in its internal evaluation and management of its businesses. The Company’s management believes these non-GAAP financial measures are useful since these measures (a) permit users of the financial information to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance, reportable business segments and prospects for future performance and (b) determine certain elements of management’s incentive compensation.
The Company’s management believes that core sales is useful because it demonstrates the effect of foreign currency on reported sales. The effect of foreign currency on reported sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2012, to the current and prior year local currency sales amounts, with the difference in these two amounts being the change in core sales and the difference between the change in reported sales and the change in core sales reported as the currency impact.  The Company believes that providing adjusted core sales excluding the impact of a timing shift related to the 2012 implementation of SAP in Europe is useful in that it helps investors understand underlying business trends. The Company uses core sales as one of the three performance criteria in its management cash bonus plan.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.

The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended June 30, 2013
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales, including SAP pre-buys	2.7%	(1.0)%	9.8%	0.7%	1.8%	2.5%
Impact of SAP pre-buys	—	18.0	—	—	8.1	2.0
Core sales	2.7	17.0	9.8	0.7	9.9	4.5
Foreign currency	(0.2)	0.6	(5.8)	(7.6)	(3.6)	(1.0)
Total change in net sales	2.5%	17.6%	4.0%	(6.9)%	6.3%	3.5%

	Six Months Ended June 30, 2013
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	2.6%	(2.2)%	18.7%	(2.2)%	2.2%	2.5%
Foreign currency	(0.1)	(0.2)	(6.1)	(6.4)	(3.3)	(1.0)
Total change in net sales	2.5%	(2.4)%	12.6%	(8.6)%	(1.1)%	1.5%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment is provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4. Controls and Procedures
As of June 30, 2013, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The risk factors that affect the Company’s business and financial results are discussed in “ITEM 1A. RISK FACTORS” in the 2012 Annual Report on Form 10-K and there has been no material change to the risk factors disclosed in the Company’s 2012 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2013:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	445,119	(2)	$25.78	445,000	$117,104,528
May	506,365	(2)	27.24	490,000	103,751,952
June	515,000	(2)	26.61	515,000	90,048,255
Total	1,466,484		$26.58	1,450,000
 __________________

(1)
On August 12, 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average per share purchase price for April, May and June 2013 were $25.78, $27.25 and $26.61, respectively.

(2)
All shares purchased by the Company during the quarter ended June 30, 2013 other than those purchased under the SRP were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In April and May 2013, in addition to the shares purchased under the SRP, the Company purchased 119 shares (average price: $25.00) and 16,365 shares (average price: $27.03), respectively, in connection with vesting of employees’ stock-based awards.

Item 6. Exhibits

10.1	Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013.
10.2	Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013.
10.3	Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for Employees.
10.4	Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for Non-Employee Directors.
10.5	Newell Rubbermaid Inc. 2008 Deferred Compensation Plan as amended and restated August 5, 2013.
10.6	First Amendment to the Newell Rubbermaid Inc. Supplemental Executive Retirement Plan dated August 5, 2013.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date:	August 9, 2013	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President and Chief Financial Officer

Date:	August 9, 2013	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer