Form 10-Q
period 2013-09-30
NEWELL RUBBERMAID INC
filed 2013-11-08
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2013: 287.2 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$1,487.2	$1,456.9	$4,202.7	$4,132.7
Cost of products sold	922.3	897.9	2,581.5	2,533.0
GROSS MARGIN	564.9	559.0	1,621.2	1,599.7
Selling, general and administrative expenses	355.0	359.7	1,061.7	1,077.7
Restructuring costs	31.3	12.3	97.7	34.4
OPERATING INCOME	178.6	187.0	461.8	487.6
Nonoperating expenses:
Interest expense, net	15.7	18.0	45.3	58.7
Losses related to extinguishments of debt	—	6.8	—	6.8
Other expense (income), net	0.7	(1.3)	17.9	(1.0)
Net nonoperating expenses	16.4	23.5	63.2	64.5
INCOME BEFORE INCOME TAXES	162.2	163.5	398.6	423.1
Income tax expense	39.9	57.3	95.9	132.3
INCOME FROM CONTINUING OPERATIONS	122.3	106.2	302.7	290.8
Income from discontinued operations, net of tax	71.0	2.1	54.6	8.6
NET INCOME	$193.3	$108.3	$357.3	$299.4
Weighted average shares outstanding:
Basic	290.1	290.7	290.3	291.7
Diluted	292.9	292.7	293.4	293.8
Earnings per share:
Basic:
Income from continuing operations	$0.42	$0.37	$1.04	$1.00
Income from discontinued operations	$0.24	$0.01	$0.19	$0.03
Net income	$0.67	$0.37	$1.23	$1.03
Diluted:
Income from continuing operations	$0.42	$0.36	$1.03	$0.99
Income from discontinued operations	$0.24	$0.01	$0.19	$0.03
Net income	$0.66	$0.37	$1.22	$1.02
Dividends per share	$0.15	$0.10	$0.45	$0.28
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
NET INCOME	$193.3	$108.3	$357.3	$299.4

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	43.8	30.7	(5.2)	26.2
Change in unrecognized pension and other postretirement costs (1)	(1.4)	0.7	16.3	7.6
Derivative hedging gain (loss) (2)	(1.3)	(1.2)	0.4	(2.9)
Total other comprehensive income, net of tax	41.1	30.2	11.5	30.9

COMPREHENSIVE INCOME	$234.4	$138.5	$368.8	$330.3

(1) Net of income tax expense of $2.7 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $8.1 million and $6.2 million for the nine months ended September 30, 2013 and 2012, respectively.
(2) Net of income tax expense (benefit) of $(0.4) million and $(0.3) million for the three months ended September 30, 2013 and 2012, respectively, and $(0.1) million and $(1.2) million for the nine months ended September 30, 2013 and 2012, respectively.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197.4	$183.8
Accounts receivable, net	1,056.9	1,112.4
Inventories, net	822.6	696.4
Deferred income taxes	152.9	135.8
Prepaid expenses and other	154.4	142.7
TOTAL CURRENT ASSETS	2,384.2	2,271.1
PROPERTY, PLANT AND EQUIPMENT, NET	523.1	560.2
GOODWILL	2,351.4	2,370.2
OTHER INTANGIBLE ASSETS, NET	619.2	654.1
OTHER ASSETS	275.0	366.4
TOTAL ASSETS	$6,152.9	$6,222.0
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$575.1	$527.4
Accrued compensation	145.3	173.5
Other accrued liabilities	692.3	658.0
Short-term debt	29.2	210.7
Current portion of long-term debt	0.9	1.2
TOTAL CURRENT LIABILITIES	1,442.8	1,570.8
LONG-TERM DEBT	1,671.1	1,706.5
OTHER NONCURRENT LIABILITIES	845.9	944.5
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	306.0	304.7
Outstanding shares, before treasury:
2013 – 306.0
2012 – 304.7
Treasury stock, at cost:	(475.8)	(448.0)
Shares held:
2013 – 18.8
2012 – 17.8
Additional paid-in capital	720.7	634.1
Retained earnings	2,416.2	2,294.9
Accumulated other comprehensive loss	(777.5)	(789.0)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,189.6	1,996.7
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	2,193.1	2,000.2
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,152.9	$6,222.0

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2013	2012
OPERATING ACTIVITIES:
Net income	$357.3	$299.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119.4	122.1
Net gain from sale of discontinued operations	(86.1)	(5.2)
Losses related to extinguishments of debt	—	6.8
Deferred income taxes	76.3	72.7
Non-cash restructuring costs	3.9	1.3
Stock-based compensation expense	27.7	26.3
Other, net	27.3	8.9
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	35.6	(61.5)
Inventories	(195.7)	(119.9)
Accounts payable	74.7	59.4
Accrued liabilities and other	(139.4)	(53.1)
NET CASH PROVIDED BY OPERATING ACTIVITIES	301.0	357.2
INVESTING ACTIVITIES:
Acquisitions and acquisition-related activity	—	(26.5)
Capital expenditures	(85.7)	(130.2)
Proceeds from sales of discontinued operations and noncurrent assets	180.9	20.9
Other	1.8	(3.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	97.0	(139.0)
FINANCING ACTIVITIES:
Short-term borrowings, net	(180.9)	186.4
Payments on debt	—	(696.3)
Proceeds from issuance of debt, net of debt issuance costs	—	495.1
Repurchase and retirement of shares of common stock	(119.2)	(67.2)
Cash dividends	(132.1)	(82.4)
Excess tax benefits related to stock-based compensation	14.1	11.6
Other stock-based compensation activity, net	35.9	11.1
NET CASH USED IN FINANCING ACTIVITIES	(382.2)	(141.7)
Currency rate effect on cash and cash equivalents	(2.2)	3.4
INCREASE IN CASH AND CASH EQUIVALENTS	13.6	79.9
Cash and cash equivalents at beginning of period	183.8	170.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$197.4	$250.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K.
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned more than 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2013.
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
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company is currently evaluating the impact of this guidance on its financial statements.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte (“Bolivar”), resulting in the exchange rate declining from 5.3 to 6.3 Bolivars to U.S. Dollar. Because the Company considers Venezuela a highly inflationary economy, the change in the exchange rate resulted in foreign exchange losses of $11.1 million during the nine months ended September 30, 2013. These foreign exchange losses represent the impact of the devaluation on the Bolivar-denominated net monetary assets of the Company’s Venezuelan operations. As of September 30, 2013, the Company’s Venezuelan operations had approximately $76.6 million in Bolivar-denominated net monetary assets. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in one-time benefits (charges) based on the value of the Bolivar-denominated net monetary assets at the time when such exchange rate changes become effective. During the nine months ended September 30, 2013 and 2012, the Company’s Venezuelan operations generated 1.5% or less of consolidated net sales.
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

Footnote 2 — Discontinued Operations
On September 10, 2013, the Company sold its Hardware business (Bulldog®, Ashland™ and Amerock® as well as the Levolor® and private label drapery hardware business) for net cash consideration of $180.4 million. The proceeds are net of $3.9 million of transaction expenses and $2.6 million of cash included in the assets sold. The net assets of the Hardware business were $72.0 million, including $21.2 million of goodwill, resulting in a pretax gain of $108.4 million. In addition, the Company retained approximately $27.0 million of accounts receivable, net of customer-related liabilities, associated with the Hardware business. The cash consideration is subject to adjustment based on a final determination of net working capital transferred to the purchaser.
On July 12, 2013, the Company completed the sale of its Teach platform business, including the mimio® and Headsprout® interactive teaching technology brands. The Company recorded $22.7 million of pretax losses during the nine months ended September 30, 2013 relating to the impairments of goodwill, intangibles and other long-lived assets and write-downs of working capital associated with the Teach platform business. The cash consideration received from the sale is subject to adjustment based on a final determination of net working capital transferred to the purchaser.
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$48.6	$78.4	$193.4	$251.1
(Loss) income from discontinued operations before income taxes	$(4.9)	$1.6	$(3.8)	$10.8
Income tax expense (benefit)	0.7	1.2	(0.5)	3.9
(Loss) income from discontinued operations	(5.6)	0.4	(3.3)	6.9
Net gain on disposal (1)	76.6	1.7	57.9	1.7
Income from discontinued operations, net of tax	$71.0	$2.1	$54.6	$8.6
(1) Includes pretax gains of $108.8 million (related tax expense of $32.2 million) and $86.1 million (related tax expense of $28.2 million) for the three and nine months ended September 30, 2013, respectively, relating to net gains from sale; impairments and write-offs of goodwill, intangibles and other long-lived assets; and write-downs and write-offs of net working capital. For the three and nine months ended September 30, 2012, net gain on disposal includes pretax gains of $5.1 million (related tax expense of $3.4 million) relating to the sale of the hand torch and solder business.

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the nine months ended September 30, 2013, the Company repurchased 4.7 million shares pursuant to the SRP for $119.2 million, and such shares were immediately retired. Since the commencement of the SRP through September 30, 2013, the Company has repurchased and retired 12.9 million shares at an aggregate cost of $256.8 million.

The following table displays the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(166.5)	$(621.1)	$(1.4)	$(789.0)
Other comprehensive (loss) income before reclassifications	(5.9)	(0.4)	2.0	(4.3)
Amounts reclassified to earnings	0.7	16.7	(1.6)	15.8
Net current period other comprehensive (loss) income	(5.2)	16.3	0.4	11.5
Balance at September 30, 2013	$(171.7)	$(604.8)	$(1.0)	$(777.5)
(1) Includes foreign exchange gains of $4.8 million arising during the nine months ended September 30, 2013, associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three and nine months ended September 30, 2013 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statement of Operations		Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Foreign currency translation loss:
Total before tax	$0.7	$0.7	Discontinued operations
Tax effect	—	—
Net of tax	$0.7	$0.7
Unrecognized pension and other postretirement costs:
Prior service benefit	$(0.2)	$(0.6)	(2)
Actuarial loss	8.5	25.4	(2)
Total before tax	8.3	24.8
Tax effect	(2.7)	(8.1)
Net of tax	$5.6	$16.7
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(0.7)	$(2.9)	Cost of products sold
Forward interest rate swaps	0.2	0.6	Interest expense, net
Total before tax	(0.5)	(2.3)
Tax effect	0.2	0.7
Net of tax	$(0.3)	$(1.6)
(2) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013. See Footnote 8 for further details.

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
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception Through
	2013 (1)	2012 (1)	2013 (1)	2012 (1)	September 30, 2013 (1)
Facility and other exit costs, including impairments	$1.7	$(0.6)	$4.0	$(0.6)	$11.0
Employee severance, termination benefits and relocation costs	25.9	4.6	80.5	15.6	123.4
Exited contractual commitments and other	3.7	1.7	14.3	7.2	27.6
	$31.3	$5.7	$98.8	$22.2	$162.0
(1) Restructuring costs included in discontinued operations were $(0.2) million and $1.4 million for the three months ended September 30, 2013 and 2012, respectively, and $0.9 million and $3.1 million for the nine months ended September 30, 2013 and 2012, respectively. Since inception through September 30, 2013, restructuring costs included in discontinued operations were $6.2 million.
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2013 (in millions):

	December 31, 2012			September 30, 2013
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$4.0	$(4.0)	$—
Employee severance, termination benefits and relocation costs	19.0	80.5	(32.3)	67.2
Exited contractual commitments and other	4.3	14.3	(10.5)	8.1
	$23.3	$98.8	$(46.8)	$75.3
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2013 aggregated by reportable business segment (in millions):

	December 31, 2012			September 30, 2013
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$3.4	$34.8	$(5.1)	$33.1
Home Solutions	8.5	3.6	(10.8)	1.3
Tools	0.2	3.3	(2.3)	1.2
Commercial Products	1.4	4.3	(1.8)	3.9
Baby & Parenting	0.9	2.2	(1.2)	1.9
Corporate	8.9	50.6	(25.6)	33.9
	$23.3	$98.8	$(46.8)	$75.3
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
Restructuring charges (adjustments) in connection with the European Transformation Plan were $6.6 million for the three months ended September 30, 2012 and $(1.8) million and $12.2 million for the nine months ended September 30, 2013 and 2012, respectively, and are reported in the Corporate segment.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for the nine months ended September 30, 2013 (in millions):

	December 31, 2012	Provision		September 30, 2013
	Balance	(Adjustment)	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$10.9	$(3.4)	$(4.7)	$2.8
Exited contractual commitments and other	2.0	1.6	(2.8)	0.8
	$12.9	$(1.8)	$(7.5)	$3.6
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2013	2012	2013 (2)	2012
Writing	$14.1	$1.3	$34.8	$2.7
Home Solutions	1.6	0.2	3.6	10.1
Tools	2.1	0.2	4.8	0.8
Commercial Products	1.8	2.5	4.3	4.6
Baby & Parenting	2.2	0.5	2.2	0.7
Corporate	9.5	7.6	48.0	15.5
	$31.3	$12.3	$97.7	$34.4
(2) Includes adjustments of $0.7 million relating to Project Acceleration that had the impact of increasing restructuring costs for the nine months ended September 30, 2013.
Cash paid for all restructuring activities was $11.4 million and $50.9 million for the three and nine month periods ended September 30, 2013, respectively, and $9.5 million and $31.9 million for the three and nine month periods ended September 30, 2012.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2013	December 31, 2012
Materials and supplies	$143.9	$126.6
Work in process	129.3	109.3
Finished products	549.4	460.5
	$822.6	$696.4

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	September 30, 2013	December 31, 2012
Medium-term notes	$1,669.2	$1,703.9
Commercial paper	14.4	—
Receivables facility	—	200.0
Other debt	17.6	14.5
Total debt	1,701.2	1,918.4
Short-term debt	(29.2)	(210.7)
Current portion of long-term debt	(0.9)	(1.2)
Long-term debt	$1,671.1	$1,706.5
Interest Rate Swaps
As of September 30, 2013, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at September 30, 2013 and December 31, 2012 include mark-to-market adjustments of $(3.0) million and $31.7 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustment had the effect of (decreasing) increasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.4 million and $4.9 million for the three months ended September 30, 2013 and 2012, respectively, and by $10.3 million and $16.7 million for the nine months ended September 30, 2013 and 2012, respectively.
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirement as of September 30, 2013. The financing subsidiary owned $648.2 million of outstanding accounts receivable as of September 30, 2013, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2013. The Company had no outstanding borrowings under the Receivables Facility as of September 30, 2013.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. The Credit Agreement, which was extended for an additional year in December 2012, provides for an unsecured syndicated revolving credit facility with a maturity date of December 1, 2017, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of September 30, 2013, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the provisions of the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of September 30, 2013, the Company had outstanding commercial paper obligations of $14.4 million, while no commercial paper was outstanding as of December 31, 2012.

Footnote 7 — Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company primarily uses derivatives to manage its interest rate exposure, to achieve a desired proportion of variable and fixed-rate debt, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and to manage changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and nine months ended September 30, 2013 and 2012.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2013	December 31, 2012	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swaps	Other assets	$26.2	$38.9	Other noncurrent liabilities	$29.2	$7.2
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.8	0.5	Other accrued liabilities	0.1	0.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.1	—	Other accrued liabilities	0.1	1.1
Total assets		$27.1	$39.4	Total liabilities	$29.4	$8.5
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2013 and December 31, 2012.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
Interest rate swaps	Interest expense, net	$2.3	$2.3	$(34.7)	$5.5
Fixed-rate debt	Interest expense, net	$(2.3)	$(2.3)	$34.7	$(5.5)
The Company did not realize any ineffectiveness related to fair value hedges during the three and nine months ended September 30, 2013 and 2012.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2013	2012	2013	2012
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$0.7	$(0.3)	$2.9	$0.5
Foreign exchange contracts on intercompany borrowings	Interest expense, net	—	—	—	(0.1)
Forward interest rate swaps	Interest expense, net	(0.2)	—	(0.6)	—
Commodity swap	Cost of products sold	—	(1.4)	—	(1.9)
		$0.5	$(1.7)	$2.3	$(1.5)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Foreign exchange contracts on inventory-related purchases	$(1.0)	$(2.0)	$3.3	$(2.1)
Foreign exchange contracts on intercompany borrowings	(1.9)	(2.0)	(0.1)	(0.4)
Forward interest rate swaps	—	(0.8)	—	0.3
Commodity swap	—	(0.4)	—	(3.6)
	$(2.9)	$(5.2)	$3.2	$(5.8)
The Company did not realize any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the Company expects to reclassify net losses of $0.1 million into earnings during the next 12 months.

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

The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International
	2013	2012	2013	2012
Service cost-benefits earned during the period	$2.1	$2.4	$5.7	$4.8
Interest cost on projected benefit obligation	30.0	34.5	18.0	18.6
Expected return on plan assets	(44.1)	(44.7)	(17.4)	(18.6)
Amortization of prior service cost, actuarial loss and other	23.4	16.9	3.9	1.5
Net periodic pension cost	$11.4	$9.1	$10.2	$6.3
The Company made a $100.0 million voluntary contribution to its primary U.S. pension plan during the nine months ended September 30, 2013.
The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost-benefits earned during the period	$0.3	$0.3	$0.9	$0.9
Interest cost on projected benefit obligation	1.4	1.8	4.2	5.4
Amortization of prior service benefit and actuarial loss, net	(0.4)	(0.3)	(1.2)	(0.9)
Net other postretirement benefit costs	$1.3	$1.8	$3.9	$5.4
The Company made a cash contribution to the Company-sponsored profit sharing plan of $17.6 million and $18.8 million during the nine months ended September 30, 2013 and 2012, respectively.

Footnote 9 — Income Taxes

As of September 30, 2013, there were no significant changes to the Company’s unrecognized tax benefits as reported in its Form 10-K for the year ended December 31, 2012.

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions, and other items.

The Company’s effective tax rate for the nine months ended September 30, 2013 included $13.1 million of net tax benefits that are discrete to the first quarter of 2013, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies. Included in the $8.3 million of net tax benefits is the reversal of a valuation allowance on a deferred tax asset of $14.6 million. The Company’s effective tax rates for the three and nine months ended September 30, 2013 and 2012 were impacted by the geographical mix in earnings and discrete items recorded in the periods.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator for basic and diluted earnings per share:
Income from continuing operations	$122.3	$106.2	$302.7	$290.8
Income from discontinued operations	71.0	2.1	54.6	8.6
Net income	$193.3	$108.3	$357.3	$299.4
Dividends and equivalents for share-based awards expected to be forfeited	—	—	0.1	—
Net income for basic earnings per share	$193.3	$108.3	$357.4	$299.4
Effect of Preferred Securities (1)	—	—	—	—
Net income for diluted earnings per share	$193.3	$108.3	$357.4	$299.4
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	287.7	288.0	287.8	288.9
Share-based payment awards classified as participating securities	2.4	2.7	2.5	2.8
Denominator for basic earnings per share	290.1	290.7	290.3	291.7
Dilutive securities (2)	2.8	2.0	3.1	2.1
Preferred Securities (1)	—	—	—	—
Denominator for diluted earnings per share	292.9	292.7	293.4	293.8
Basic earnings per share:
Income from continuing operations	$0.42	$0.37	$1.04	$1.00
Income from discontinued operations	$0.24	$0.01	$0.19	$0.03
Net income	$0.67	$0.37	$1.23	$1.03
Diluted earnings per share:
Income from continuing operations	$0.42	$0.36	$1.03	$0.99
Income from discontinued operations	$0.24	$0.01	$0.19	$0.03
Net income	$0.66	$0.37	$1.22	$1.02

(1)
The Preferred Securities were anti-dilutive during 2012 through their redemption on July 16, 2012, and therefore, have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for the three and nine months ended September 30, 2012 would be increased by $0.6 million and $7.6 million, respectively. Weighted-average shares outstanding would be increased by 1.4 million and 6.0 million shares for the three and nine months ended September 30, 2012, respectively.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 1.9 million and 9.4 million stock options for the three months ended September 30, 2013 and 2012, respectively, and 2.5 million and 9.9 million stock options for the nine months ended September 30, 2013 and 2012, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three and nine months ended September 30, 2012 also exclude the weighted-average effect of 0.9 million performance stock units outstanding because the securities were anti-dilutive.

Footnote 11 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $8.0 million and $8.1 million of pretax stock-based compensation expense during the three months ended September 30, 2013 and 2012, respectively, and $27.7 million and $26.3 million during the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes the changes in the number of shares of common stock under option for the nine months ended September 30, 2013 (in millions, except per share value):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2012	11.1	$22	9.0	$27.8
Exercised	(3.2)	20
Forfeited / expired	(1.1)	29
Outstanding at September 30, 2013	6.8	$22	6.2	$35.4
The following table summarizes the changes in the number of restricted stock units for the nine months ended September 30, 2013 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2012	5.5	$17
Granted	2.2	25
Vested	(2.5)	15
Forfeited	(0.8)	21
Outstanding at September 30, 2013	4.4	$22

During the nine months ended September 30, 2013, the Company awarded 0.9 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of September 30, 2013, 1.8 million PSUs were outstanding, and based on performance through September 30, 2013, recipients of PSUs would be entitled to 2.5 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During the nine months ended September 30, 2013, the Company granted 0.2 million performance-based restricted stock units which entitle the recipient to shares of the Company’s stock if specified market and service conditions are achieved, and the awards vest no earlier than one year to two years from the grant date. During 2012, the Company granted 0.1 million performance-based restricted stock units with similar terms. The 0.3 million of outstanding performance-based restricted stock units vest no earlier than one year from the date of grant and no later than seven years from the date of grant. Based on performance through September 30, 2013, the market conditions have been achieved for substantially all of the 0.3 million of outstanding performance-based restricted stock units. Accordingly, these performance-based restricted stock units will vest when the service conditions are achieved. The 0.3 million performance-based restricted stock units are included in the preceding table as outstanding as of September 30, 2013.

During the nine months ended September 30, 2013, 0.7 million performance-based restricted stock units granted to the Company’s Chief Executive Officer vested as the specified market and service conditions were achieved.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of September 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$18.8	$8.4	$10.4	$—
Interest rate swaps	26.2	—	26.2	—
Foreign currency derivatives	0.9	—	0.9	—
Total	$45.9	$8.4	$37.5	$—
Liabilities
Interest rate swaps	$29.2	$—	$29.2	$—
Foreign currency derivatives	0.2	—	0.2	—
Total	$29.4	$—	$29.4	$—

Fair Value as of December 31, 2012
Assets
Investment securities, including mutual funds (1)	$11.5	$8.2	$3.3	$—
Interest rate swaps	38.9	—	38.9	—
Foreign currency derivatives	0.5	—	0.5	—
Total	$50.9	$8.2	$42.7	$—
Liabilities
Interest rate swaps	$7.2	$—	$7.2	$—
Foreign currency derivatives	1.3	—	1.3	—
Total	$8.5	$—	$8.5	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($8.8 million and $2.3 million as of September 30, 2013 and December 31, 2012, respectively) and other assets ($10.0 million and $9.2 million as of September 30, 2013 and December 31, 2012, respectively).

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
During the three months ended September 30, 2013, the Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets and concluded that no impairment charges were necessary. In testing goodwill and indefinite-lived intangible assets for impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and market place data. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units, if actual results are not consistent with management's estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger impairment charges.

During the nine months ended September 30, 2013, impairments associated with plans to dispose of certain property, plant and equipment were not material, other than those associated with the divestiture of the Teach platform business. During the nine months ended September 30, 2013, the Company recorded non-cash pretax charges of $22.7 million associated with impairments of goodwill, intangibles and other long-lived assets of the Teach platform business. The impairments were estimated based on the proceeds expected to be realized upon disposition of the assets. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets. Key inputs into the projected cash flows include management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Condensed Consolidated Balance Sheets and are disclosed in Footnote 7.

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	September 30, 2013		December 31, 2012
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,752.2	$1,669.2	$1,803.6	$1,703.9

The carrying amounts of all other significant debt approximate fair value.

Footnote 13 — Segment Information
During the first nine months of 2013, the Company divested its Hardware and Teach platform businesses, which were primarily included in the former Specialty segment. Accordingly, the results of operations of these businesses were classified as discontinued operations. During the nine months ended September 30, 2013, the remaining businesses in the former Specialty segment, specifically Dymo® Office and Endicia®, were combined with the Writing segment given the significant channel and operating synergies.
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

The comparative information for segment results and identifiable assets has been restated to conform to the 2013 presentation and is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Sales (1)
Writing	$454.7	$458.6	$1,273.1	$1,293.3
Home Solutions	431.4	403.8	1,169.4	1,121.8
Tools	210.6	203.6	597.2	596.6
Commercial Products	196.3	205.6	583.0	571.1
Baby & Parenting	194.2	185.3	580.0	549.9
	$1,487.2	$1,456.9	$4,202.7	$4,132.7
Operating Income (Loss) (2)
Writing	$108.8	$83.6	$295.6	$255.7
Home Solutions	66.3	64.0	154.1	137.5
Tools	12.3	26.8	49.3	86.0
Commercial Products	23.5	31.2	67.0	70.9
Baby & Parenting	23.9	18.3	71.6	59.9
Restructuring costs	(31.3)	(12.3)	(97.7)	(34.4)
Corporate	(24.9)	(24.6)	(78.1)	(88.0)
	$178.6	$187.0	$461.8	$487.6

	September 30, 2013	December 31, 2012
Identifiable Assets
Writing	$1,012.7	$1,145.2
Home Solutions	592.7	573.2
Tools	615.0	562.8
Commercial Products	342.7	348.8
Baby & Parenting	310.6	312.7
Corporate (3)	3,279.2	3,279.3
	$6,152.9	$6,222.0

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2013	2012	2013	2012
Net Sales (1), (4)
United States	$1,035.9	$994.6	$2,870.9	$2,775.5
Canada	84.8	84.7	230.0	236.0
Total North America	1,120.7	1,079.3	3,100.9	3,011.5
Europe, Middle East and Africa	162.9	172.4	511.4	529.3
Latin America	104.3	85.5	281.7	243.0
Asia Pacific	99.3	119.7	308.7	348.9
Total International	366.5	377.6	1,101.8	1,121.2
	$1,487.2	$1,456.9	$4,202.7	$4,132.7
Operating Income (Loss) (2), (5)
United States	$142.0	$137.9	$379.5	$352.1
Canada	19.3	18.2	50.8	47.8
Total North America	161.3	156.1	430.3	399.9
Europe, Middle East and Africa	(5.9)	2.6	(29.3)	16.5
Latin America	11.9	6.0	20.0	4.9
Asia Pacific	11.3	22.3	40.8	66.3
Total International	17.3	30.9	31.5	87.7
	$178.6	$187.0	$461.8	$487.6

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 13.8% and 11.8% of consolidated net sales in the three months ended September 30, 2013 and 2012, respectively, and approximately 11.2% and 10.4% of consolidated net sales in the nine months ended September 30, 2013 and 2012, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, deferred tax assets and assets held for sale.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Restructuring Costs
United States	$9.1	$3.9	$21.9	$18.3
Canada	0.1	0.3	0.1	0.8
Total North America	9.2	4.2	22.0	19.1
Europe, Middle East and Africa	19.3	6.1	67.6	11.7
Latin America	0.6	1.7	4.2	2.6
Asia Pacific	2.2	0.3	3.9	1.0
Total International	22.1	8.1	75.7	15.3
	$31.3	$12.3	$97.7	$34.4

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	September 30, 2013	December 31, 2012
Customer accruals	$280.7	$269.8
Accruals for manufacturing, marketing and freight expenses	79.7	91.6
Accrued self-insurance liabilities	56.4	56.9
Accrued pension, defined contribution and other postretirement benefits	40.5	45.8
Accrued contingencies, primarily legal, environmental and warranty	35.1	38.3
Accrued restructuring (See Footnote 4)	84.8	41.3
Other	115.1	114.3
Other accrued liabilities	$692.3	$658.0
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $34.5 million and $33.0 million as of September 30, 2013 and December 31, 2012, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Legal Matters
The Company was previously a party to two purported state class actions and one purported national Canadian class action alleging that a certain model car seat sold by an affiliate of the Company did not satisfy all requisite government safety standards. Each of these actions was resolved in the third quarter on terms favorable to the Company.
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
Environmental Matters
As of September 30, 2013, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of September 30, 2013 ranged between $20.5 million and $23.4 million. As of September 30, 2013, the Company had a reserve of $21.0 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.9 million by applying a 5% discount rate to undiscounted obligations of $25.1 million.
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

Footnote 16 - Subsequent Event
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback (the “ASB agreement”) of the Company’s common stock. Under the ASB Agreement, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9,430,785 shares of common stock, representing a substantial majority of the shares expected to be purchased under the ASB Agreement. The Company used cash on hand and borrowings to fund the initial purchase price.
The number of shares that the Company ultimately purchases under the ASB Agreement will be determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB Agreement. The calculation period is scheduled to run from October 2013 until April 2014 and may be shortened at the option of Goldman Sachs.

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
Business Strategy
Newell Rubbermaid’s vision is to become a global company of Brands That Matter™ and great people, known for best-in-class results. The Company is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value. The Company’s portfolio of leading brands creates a margin structure that allows for brand investment. The Company is executing against its Growth Game Plan, which is the strategy the Company is implementing to fulfill its ambition to build a bigger, faster-growing, more global and more profitable company.
The Growth Game Plan encompasses the following aspects:
Business Model

•	A brand-led business with a strong home in the United States and global ambition.

•	Consumer brands that win at the point of decision through excellence in performance, design and innovation.

•	Professional brands that win the loyalty of the chooser by improving the productivity and performance of the user.

•	Collaboration with our partners across the total enterprise in a shared commitment to growth and creating value.

•	Delivering competitive returns to shareholders through consistent, sustainable and profitable growth.
Where To Play

•	Win Bigger — Deploying resources to businesses and regions with higher growth opportunities through investments in innovation and geographic expansion.

•
Win Where We Are — Optimizing the performance of businesses and brands in existing markets by investing in innovation to increase market share and reducing structural spend within the existing geographic footprint.

•	Incubate For Growth — Investing in businesses that have unique opportunities for growth, with a primary focus on businesses that are in the early stages of the business cycle.
5 Ways To Win

•	Make The Brands Really Matter — Sharpening brand strategies on the highest impact growth levers and partnering to win with customers and suppliers.

•	Build An Execution Powerhouse — Realigning the customer development organization and developing joint business plans for new channel penetration and broader distribution.

•	Unlock Trapped Capacity For Growth — Delivering savings from ongoing restructuring projects, working capital reductions and simplification of business processes.

•	Develop The Team For Growth — Driving a performance culture aligned to the business strategy and building a more global perspective and talent base.

•	Extend Beyond Our Borders — Accelerating investments and growth in emerging markets.

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

•	Best Cost Back Office: The Company will drive “One Newell Rubbermaid” efficiencies in customer and consumer services and sourcing functions.

•	Global Supply Chain Footprint: The Company will further optimize manufacturing and distribution facilities across its global supply chain.
In implementing the tenets of its strategy, the Company is focused on Every Day Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.
Organizational Structure
During the first nine months of 2013, the Company divested its Hardware and Teach platform businesses, which were primarily included in the former Specialty segment. Accordingly, the results of operations of these businesses were classified as discontinued operations. These disposal groups consist of convenience, cabinet and window hardware (Bulldog®, Ashland™ and Amerock® as well as the Levolor® and private label drapery hardware business); manual paint applicators (Shur-line®); and interactive teaching solutions (mimio® and Headsprout®). The remaining businesses in the former Specialty segment, specifically Dymo® Office and Endicia®, were combined with the Writing segment given the significant channel and operating synergies.

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

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first nine months of 2013 were impacted by the following factors:

•
Core sales, which exclude the impact of changes in foreign currency, increased 2.8% in 2013 compared to the same period last year. Core sales growth in Latin America and North America were partially offset by declines in Europe and Asia Pacific. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2012, to the current and prior year local currency sales amounts, with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency.

•
Core sales increased 8.5% in the Baby & Parenting segment, with improved retail-level sales in North America primarily due to new product launches. Home Solutions segment’s core sales increased 4.5%, primarily due to targeted marketing initiatives in Rubbermaid® Consumer, new Levolor® product launches and increased distribution in Calphalon®. Core sales grew 2.5% in the Commercial Products segment, with substantially all of the growth attributable to the segment’s North America and Latin America businesses. Core sales declined 0.6% in the Writing segment primarily driven by weak Fine Writing results in China and office superstore channel contraction in the U.S. partially offset by strong core sales growth in Latin America.

•
Gross margin was 38.6%, compared with 38.7% in the prior year, reflecting productivity gains partially offsetting the effects of input cost inflation, less favorable mix and increased investment in customer programs.

•	During the first nine months of 2013, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:
•a new line of premium Sharpie® markers called Sharpie® Neon;
•a television advertising campaign in support of Paper Mate® InkJoy®;
•a new line of Paper Mate mechanical pencils, with exceptional design;

•	targeted merchandising and marketing programs in Rubbermaid® Consumer;

•
hilmor™, a new brand of professional tools that revolutionizes the heating, ventilation and air conditioning/refrigeration (HVAC/R) tool category with 150 tools featuring intuitive functionality and durable designs that make HVAC/R technicians’ jobs easier and more efficient;

•	the hand tool category in Latin America with the launch of Irwin® DuplaTM, a new double-sided hacksaw blade;

•	marketing programs and television advertising in Irwin® in support of National Tradesmen Day and significant expansion of product offerings in Latin America;

•	a new Graco® travel system called Graco Modes™ in North America, 3 strollers in 1 with ten riding options from infant to toddler;

•	a new line of Aprica® ultra-lightweight strollers in Japan called AirRia™, now the best-selling stroller in the country; and

•
support for the continued expansion of sales forces in the Tools, Writing and Commercial Products segments to drive greater sales penetration, enhance the availability of products and to support geographic expansion for these Win Bigger businesses.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing the Organizational Simplification, EMEA Simplification and Best Cost Finance workstreams, resulting in $98 million of restructuring costs in the first nine months of 2013.

•
Realized an $11 million foreign exchange loss in the first nine months of 2013 due to the devaluation of the Venezuelan Bolivar because of highly inflationary accounting for the Company’s Venezuelan operations.

•
Reported a 24% effective tax rate in the first nine months of 2013 compared to 31% in the first nine months of 2012 primarily due to the geographical mix in earnings and net tax benefits that are discrete to the first nine months of 2013.

•
Sold the Hardware and Teach platform businesses, primarily included in the former Specialty segment, during the third quarter of 2013. The Company recorded a net gain of $58 million, net of tax, which included a net gain from the sale of the Hardware business offset by a net loss associated with the sale of the Teach platform business. The results of operations of the Hardware and Teach platform businesses as well as the net gain on sale are presented in discontinued operations in the statements of operations.

•
Continued the $300.0 million three-year share repurchase plan that expires in August 2014, pursuant to which the Company repurchased and retired an additional 4.7 million shares of common stock for $119.2 million during the first nine months of 2013.

Projects and Initiatives
Project Renewal
In October 2011, the Company launched Project Renewal, a program designed to reduce complexity in the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural selling, general & administrative (“SG&A”) costs.  Project Renewal is designed to simplify and align the business around two key activities — Brand & Category Development and Market Execution & Delivery. Project Renewal encompasses projects centered around the five workstreams referenced above — Organizational Simplification, EMEA Simplification, Best Cost Finance, Best Cost Back Office and Supply Chain Footprint. In addition, the Company is consolidating certain manufacturing facilities and distribution centers as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin.
The total costs of Project Renewal are expected to be $340 to $375 million, with $300 to $340 million representing cash costs. Approximately 75% of the cash costs consist of employee-related costs, including severance, retirement and other termination benefits and costs, as approximately 2,250 employees are expected to be impacted as a result of the implementation of the Project Renewal initiatives. Project Renewal is expected to be fully implemented by mid-2015 and generate annualized savings of $270 to $325 million, with more than $160 million of annualized savings realized to date. The majority of the savings from Project Renewal will be invested in the business to unlock accelerated growth and to strengthen brand building and selling capabilities in priority markets around the world.

Through September 30, 2013, the Company has incurred $169 million and $26 million of restructuring and restructuring-related charges, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Restructuring-related charges represent certain organizational change implementation costs and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. Thus far, the Company has reduced structural overhead by eliminating the operating groups, consolidating its 13 Global Business Units into five segments and consolidating its sales organization into the newly formed Customer Development Organization. The Company has also completed the consolidation of its Greenville, Texas operations into its existing operations in Kansas and Ohio.

In the first nine months of 2013, the Company initiated the following activities under Project Renewal:

•
The implementation of the EMEA Simplification workstream, initiating projects aimed at refocusing the region on profitable growth, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. The Company has also begun exiting certain markets and product lines as an enabler to reduce complexity and infrastructure in EMEA, including initiating the following actions:

•	Exit direct sales in over 50 of the 120 countries and territories that the EMEA region serves;

•	Exit the custom-logo Fine Writing business; and,

•	Discontinuing the Baby business in about 19 countries.

•	The implementation of the Best Cost Finance workstream by consolidating and realigning its shared services and decision support capabilities.

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

•	The roll out of a new Global Supply Chain organization in the Delivery organization to strengthen capabilities across all five supply chain disciplines of Plan, Source, Make, Deliver and Serve.

•	The completion of the closure of its U.S. manufacturing facility in Lowell, Indiana (included in discontinued operations).
One Newell Rubbermaid
The Company strives to leverage the common business activities and best practices of its segments, and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company is expanding its focus on leveraging the common business activities and best practices by reorganizing the business around two of the critical elements of the Growth Game Plan — Brand & Category Development and Market Execution & Delivery, enhancing its newly created Customer Development Organization, creating a new Global Supply Chain organization and creating new centers of excellence for design and innovation capabilities and marketing capabilities.
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. During the nine months ended September 30, 2013, certain operations within the Company’s Hardware business and the Company’s Brazil operations went live on SAP. Through September 30, 2013, substantially all of the North American, European and Brazilian operations of the Company’s five segments have successfully gone live with their SAP implementation efforts.
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
As of September 30, 2013, the Company’s Venezuelan subsidiary had approximately $76.6 million of net monetary assets denominated in Bolivar Fuertes at the rate of 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of $8 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $8 million and $4 million, respectively.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Net sales	$1,487.2	100.0%	$1,456.9	100.0%	$4,202.7	100.0%	$4,132.7	100.0%
Cost of products sold	922.3	62.0	897.9	61.6	2,581.5	61.4	2,533.0	61.3
Gross margin	564.9	38.0	559.0	38.4	1,621.2	38.6	1,599.7	38.7
Selling, general and administrative expenses	355.0	23.9	359.7	24.7	1,061.7	25.3	1,077.7	26.1
Restructuring costs	31.3	2.1	12.3	0.8	97.7	2.3	34.4	0.8
Operating income	178.6	12.0	187.0	12.8	461.8	11.0	487.6	11.8
Nonoperating expenses:
Interest expense, net	15.7	1.1	18.0	1.2	45.3	1.1	58.7	1.4
Losses related to extinguishments of debt	—	—	6.8	0.5	—	—	6.8	0.2
Other expense (income), net	0.7	—	(1.3)	(0.1)	17.9	0.4	(1.0)	—
Net nonoperating expenses	16.4	1.1	23.5	1.6	63.2	1.5	64.5	1.6
Income before income taxes	162.2	10.9	163.5	11.2	398.6	9.5	423.1	10.2
Income tax expense	39.9	2.7	57.3	3.9	95.9	2.3	132.3	3.2
Income from continuing operations	122.3	8.2	106.2	7.3	302.7	7.2	290.8	7.0
Income from discontinued operations	71.0	4.8	2.1	0.1	54.6	1.3	8.6	0.2
Net income	$193.3	13.0%	$108.3	7.4%	$357.3	8.5%	$299.4	7.2%

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Consolidated Operating Results:
Net sales for the three months ended September 30, 2013 were $1,487.2 million, representing an increase of $30.3 million, or 2.1%, from $1,456.9 million for the three months ended September 30, 2012. Core sales increased 3.3%, and foreign currency had the effect of decreasing net sales by 1.2%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 (in millions, except percentages):

Core sales	$48.0	3.3%
Foreign currency	(17.7)	(1.2)
Total change in net sales	$30.3	2.1%
Core sales in the Company’s North American and international businesses increased 4.1% and 1.0%, respectively. In North America, core sales growth was led by strong growth in the Baby & Parenting and Home Solutions segments. In EMEA, core sales decreased 9.9%, reflecting the ongoing macroeconomic challenges in Western Europe as well as the early impacts of the Company’s plans to simplify its EMEA footprint, which involves exiting certain markets and product lines in the region. Core sales in the Company’s Latin America businesses increased 34.7% driven by continued growth in the Writing segment driven by volume and price increases, including price increases in Venezuela in response to inflation, and growth in the Tools segment primarily related to the expansion of the product offering in Brazil. In the Asia Pacific region, core sales declined 7.4% due to core sales declines realized by Fine Writing in China as the business continues to transition the distribution model in China to better align inventory levels with consumer level point-of-sale.
Gross margin, as a percentage of net sales, for the three months ended September 30, 2013 was 38.0%, or $564.9 million, versus 38.4%, or $559.0 million, for the three months ended September 30, 2012. Gross margin decreased 40 basis points reflecting improved productivity and net pricing partially offsetting less favorable mix and inflation.

SG&A expenses for the three months ended September 30, 2013 were 23.9% of net sales, or $355.0 million, versus 24.7% of net sales, or $359.7 million, for the three months ended September 30, 2012. SG&A expenses decreased when compared to the third quarter of 2012 as an $8.7 million increase in advertising and promotion, including incremental advertising and promotional investment in the Tools segment, was offset by a $10.5 million net decrease in other strategic and structural SG&A due to Renewal-related cost savings and a $2.9 million decrease in restructuring-related costs.
The Company recorded restructuring costs of $31.3 million and $12.3 million for the three months ended September 30, 2013 and 2012, respectively. The year-over-year increase in restructuring costs is primarily due to the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the three months ended September 30, 2013 primarily related to Project Renewal and consisted of $1.7 million of facility and other exit costs, including impairments, $25.9 million of employee severance, termination benefits and employee relocation costs and $3.7 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2012 related to Project Renewal and the European Transformation Plan and consisted of $(0.6) million of facility and other exit costs, $11.2 million of employee severance, termination benefits and employee relocation costs and $1.7 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended September 30, 2013 was $178.6 million, or 12.0% of net sales, versus $187.0 million, or 12.8% of net sales, for the three months ended September 30, 2012. The decrease in operating margin was primarily due to an increase in restructuring costs.
Net nonoperating expenses for the three months ended September 30, 2013 were $16.4 million versus $23.5 million for the three months ended September 30, 2012. Interest expense for the three months ended September 30, 2013 was $15.7 million, a decrease of $2.3 million from $18.0 million for the three months ended September 30, 2012, primarily due to lower interest rates as well as lower average debt levels. During the three months ended September 30, 2012, the Company recognized $6.8 million of losses on extinguishment of debt primarily related to the redemption of $436.7 million outstanding principal amount of the junior convertible subordinated debentures underlying the Company's convertible preferred securities.
The Company’s effective income tax rate was 24.6% and 35.0% for the three months ended September 30, 2013 and 2012, respectively. The tax rate for the three months ended September 30, 2013 was impacted by the geographical mix in earnings and $3.1 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. The tax rate for the three months ended September 30, 2012 was impacted by the geographical mix in earnings as well as $8.1 million of income tax expense attributable to tax contingencies and the expiration of various statutes of limitation.
Income from discontinued operations during the three months ended September 30, 2013 and 2012 relates to the Company’s Hardware and Teach platform businesses. The Hardware and Teach platform businesses generated net (loss) income of $(5.6) million and $0.4 million during the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, the Company recorded a net gain of $76.6 million, net of tax, associated with the sale of the Hardware and Teach platform businesses. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2013	2012	% Change
Writing	$454.7	$458.6	(0.9)%
Home Solutions	431.4	403.8	6.8
Tools	210.6	203.6	3.4
Commercial Products	196.3	205.6	(4.5)
Baby & Parenting	194.2	185.3	4.8
Total net sales	$1,487.2	$1,456.9	2.1%

The following table sets forth an analysis of changes in net sales in each segment for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	0.2%	7.2%	5.7%	(4.3)%	7.9%
Foreign currency	(1.1)	(0.4)	(2.3)	(0.2)	(3.1)
Total change in net sales	(0.9)%	6.8%	3.4%	(4.5)%	4.8%

Operating income by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2013	2012	% Change
Writing (1)	$108.8	$83.6	30.1%
Home Solutions (1)	66.3	64.0	3.6
Tools	12.3	26.8	(54.1)
Commercial Products	23.5	31.2	(24.7)
Baby & Parenting (1)	23.9	18.3	30.6
Restructuring costs	(31.3)	(12.3)	NM
Corporate (1)	(24.9)	(24.6)	(1.2)
Total operating income	$178.6	$187.0	(4.5)%
NM — Not Meaningful

(1)
Includes restructuring-related costs of $6.8 million associated with Project Renewal for the three months ended September 30, 2013, of which $0.3 million relates to the Writing segment, $0.8 million relates to the Baby & Parenting segment, and $5.7 million relates to Corporate. Includes restructuring-related costs of $5.4 million and $3.2 million associated with the European Transformation Plan and Project Renewal, respectively, for the three months ended September 30, 2012, of which $1.2 million relates to the Writing segment, $2.0 million relates to the Home Solutions segment and $5.4 million relates to Corporate.

Writing
Net sales for the three months ended September 30, 2013 were $454.7 million, a decrease of $3.9 million, or 0.9%, from $458.6 million for the three months ended September 30, 2012. Core sales increased 0.2%. In Latin America,Writing generated double-digit core sales growth due to volume increases and pricing actions taken in Venezuela in response to the devaluation of the Venezuelan Bolivar. In North America, core sales declined due to weakness in the office superstore channel partially offset by growth from customers outside the office superstore channel. Fine Writing sales were negatively impacted by continued macroeconomic challenges in Europe and a slowdown in Asia. Fine Writing sales were also negatively impacted by the reset of the distributor model in China. Excluding the impacts of currency, sales at the segment’s North American businesses declined by low single-digits while sales at the segment’s international businesses increased by low single-digits. Foreign currency had an unfavorable impact of 1.1%.
Operating income for the three months ended September 30, 2013 was $108.8 million, or 23.9% of net sales, an increase of $25.2 million, or 30.1%, from $83.6 million, or 18.2% of net sales, for the three months ended September 30, 2012. The 570 basis point increase in operating margin is primarily attributable to productivity, pricing in Latin America and Project Renewal driven structural SG&A cost reductions.
Home Solutions
Net sales for the three months ended September 30, 2013 were $431.4 million, an increase of $27.6 million, or 6.8%, from $403.8 million for the three months ended September 30, 2012. Core sales increased 7.2% driven by the impact of ongoing strong merchandising-driven results from the Rubbermaid Consumer business, successful new product launches from Levolor and distribution gains from Calphalon. In addition, Home Solutions’ sales growth benefited from earlier seasonal shipments compared to the year-ago period. Excluding the impacts of currency, sales at the segment’s North American businesses increased by high single-digits while sales at the segment’s international businesses declined by mid single-digits. Foreign currency had an unfavorable impact of 0.4%.
Operating income for the three months ended September 30, 2013 was $66.3 million, or 15.4% of net sales, an increase of $2.3 million, or 3.6%, from $64.0 million, or 15.8% of net sales, for the three months ended September 30, 2012. The 40 basis point decline in operating margin reflects less favorable mix, increased customer promotions and advertising to support new product launches and new customers, and inflation. As a percentage of net sales, SG&A costs decreased 140 basis points, primarily due to leverage of fixed costs with an increase in net sales and Project Renewal driven structural SG&A cost reductions.
Tools
Net sales for the three months ended September 30, 2013 were $210.6 million, an increase of $7.0 million, or 3.4%, from $203.6 million for the three months ended September 30, 2012. Core sales increased 5.7% reflecting the success of the expanded product offering in Brazil and the impact of advertising in support of National Tradesmen Day. Excluding the impacts of foreign currency, sales at the segment’s North American and international businesses increased by low single-digits and double-digits, respectively. Foreign currency had an unfavorable impact of 2.3%.
Operating income for the three months ended September 30, 2013 was $12.3 million, or 5.8% of net sales, a decrease of $14.5 million, or 54.1%, from $26.8 million, or 13.2% of net sales, for the three months ended September 30, 2012. The 740 basis point decrease in operating margin is attributable to adverse foreign exchange impacts on gross margin and a 540 basis point increase in SG&A costs as a percentage of net sales, largely due to increased advertising and promotion to support the expanded product offering in Brazil and National Tradesmen Day, partially offset by Project Renewal driven structural SG&A cost reductions.
Commercial Products
Net sales for the three months ended September 30, 2013 were $196.3 million, a decrease of $9.3 million, or 4.5%, from $205.6 million for the three months ended September 30, 2012. Core sales declined 4.3%, as the Rubbermaid Medical business slowed due to category dynamics in the healthcare industry driven by uncertainty around healthcare reform and government budget priorities. Excluding the impacts of foreign currency, sales at the segment’s North American businesses declined by mid single-digits while sales at the segment’s international businesses increased by low single-digits. Foreign currency had an unfavorable impact of 0.2%.
Operating income for the three months ended September 30, 2013 was $23.5 million, or 12.0% of net sales, a decrease of $7.7 million, or 24.7%, from $31.2 million, or 15.2% of net sales, for the three months ended September 30, 2012. The 320 basis point decrease in operating margin is primarily attributable to increased investments in selling capabilities in emerging markets and higher brand building activity, which resulted in SG&A increasing 290 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the three months ended September 30, 2013 were $194.2 million, an increase of $8.9 million, or 4.8%, from $185.3 million for the three months ended September 30, 2012. Core sales increased 7.9% driven by successful innovation in North America. A double digit core sales decline in EMEA partially offset the growth in North America, reflecting the early impacts of the Company’s plans to discontinue sales of Baby & Parenting products in select countries in EMEA and ongoing macroeconomic weakness in the region. Foreign currency had an unfavorable impact of 3.1%.
Operating income for the three months ended September 30, 2013 was $23.9 million, or 12.3% of net sales, an increase of $5.6 million, or 30.6%, from $18.3 million, or 9.9% of net sales, for the three months ended September 30, 2012. The 240 basis point increase in operating margin is primarily due to Project Renewal driven structural SG&A cost redutions and better leverage of SG&A costs on increased sales.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2013 were $4,202.7 million, representing an increase of $70.0 million, or 1.7%, from $4,132.7 million for the nine months ended September 30, 2012. The following table sets forth an analysis of changes in consolidated net sales for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 (in millions, except percentages):

Core sales	$114.7	2.8%
Foreign currency	(44.7)	(1.1)
Total change in net sales	$70.0	1.7%
Core sales increased 2.8%, and foreign currency had the effect of decreasing net sales by 1.1%. Core sales in the Company’s North American and international businesses increased 3.1% and 1.8%, respectively. In North America, core sales growth was led by growth in the Baby & Parenting and Home Solutions segments. Core sales in the Company’s Latin America businesses increased 24.5%, including a core sales increase in the Writing segment driven by increased volumes and price increases implemented in response to the devaluation of the Venezuelan Bolivar and a core sales increase in the Tools segment driven by growth in Mexico and Brazil. The core sales increases in North America and Latin America were partially offset by core sales declines in the EMEA and Asia Pacific regions. Core sales in EMEA declined 4.8% reflecting the ongoing macroeconomic challenges in Western Europe. In the Asia Pacific region, the core sales decline of 4.0% was driven by a decline in Fine Writing due to the transitioning of the distribution model in China to better align inventory levels with consumer level point-of-sale and an overall slowdown in the category.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2013 was 38.6%, or $1,621.2 million, versus 38.7%, or $1,599.7 million, for the nine months ended September 30, 2012. Gross margins declined by 10 basis points reflecting productivity gains partially offsetting the effect of input cost inflation, less favorable mix and net pricing, which include incremental investments in merchandising programs. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
SG&A expenses for the nine months ended September 30, 2013 were 25.3% of net sales, or $1,061.7 million, versus 26.1% of net sales, or $1,077.7 million, for the nine months ended September 30, 2012. SG&A expenses decreased $16.0 million when compared to the first nine months of 2012, which was primarily due to foreign currency, which had the impact of reducing SG&A expenses by $12.3 million. Otherwise, an $11.6 million increase in advertising and promotion expenses was offset by a net decrease in other strategic and structural SG&A attributable to Project Renewal-related cost savings and a $14.7 million decrease in restructuring-related costs due to the completion of the European Transformation Plan at the end of 2012.
The Company recorded restructuring costs of $97.7 million and $34.4 million for the nine months ended September 30, 2013 and 2012, respectively. The year-over-year increase in restructuring costs is primarily due to the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the nine months ended September 30, 2013 were primarily related to Project Renewal and consisted of $4.0 million of facility and other exit costs, including impairments, $76.1 million of employee severance, termination benefits and employee relocation costs and $17.6 million of exited contractual commitments and other restructuring costs. The restructuring costs for the nine months ended September 30, 2012 related to Project Renewal and the European Transformation Plan and consisted of $(0.6) million of facility and other exit costs, $26.1 million of employee severance, termination benefits and employee relocation costs and $8.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the nine months ended September 30, 2013 was $461.8 million, or 11.0% of net sales, versus $487.6 million, or 11.8% of net sales, for the nine months ended September 30, 2012. The decrease in operating margin was primarily due to the increase in restructuring costs.
Net nonoperating expenses for the nine months ended September 30, 2013 were $63.2 million versus $64.5 million for the nine months ended September 30, 2012. Interest expense for the nine months ended September 30, 2013 was $45.3 million, a decrease of $13.4 million from $58.7 million for the nine months ended September 30, 2012, primarily due to lower interest rates as well as lower average debt levels. In February 2013, the exchange rate for Venezuelan Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, the Company recorded a foreign currency exchange loss of $11.1 million to reduce the value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes. During the nine months ended September 30, 2012, the Company recognized $6.8 million of losses on extinguishment of debt primarily related to the redemption of $436.7 million outstanding principal amount of the junior convertible subordinated debentures underlying the Company's convertible preferred securities. The Company incurred foreign currency transaction losses in the nine months ended September 30, 2013 compared to foreign currency transaction gains in the nine months ended September 30, 2013, as certain of the Company’s primary currencies generally appreciated against the U.S. Dollar during the nine months ended September 30, 2012 compared to depreciating in the current year period.
The Company’s effective income tax rate was 24.1% and 31.3% for the nine months ended September 30, 2013 and 2012, respectively. The tax rate for the nine months ended September 30, 2013 was impacted by the geographical mix in earnings and $7.9 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. Additionally, the tax rate was impacted by $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes. The tax rate for the nine months ended September 30, 2012 was impacted by $19.2 million of income tax expense associated with tax contingencies and the expiration of various statutes of limitation.
Income from discontinued operations during the nine months ended September 30, 2013 and 2012 relates to the Company’s Hardware and Teach platform businesses. The Hardware and Teach platform businesses generated net (loss) income of $(3.3) million and $6.9 million during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, the Company recorded a net gain of $57.9 million, net of tax, which includes a net gain from the sale of the Hardware business offset by a net loss associated with the sale of the Teach platform business. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2013	2012	% Change
Writing	$1,273.1	$1,293.3	(1.6)%
Home Solutions	1,169.4	1,121.8	4.2
Tools	597.2	596.6	0.1
Commercial Products	583.0	571.1	2.1
Baby & Parenting	580.0	549.9	5.5
Total net sales	$4,202.7	$4,132.7	1.7%
The following table sets forth an analysis of changes in net sales in each segment for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	(0.6)%	4.5%	1.8%	2.5%	8.5%
Foreign currency	(1.0)	(0.3)	(1.7)	(0.4)	(3.0)
Total change in net sales	(1.6)%	4.2%	0.1%	2.1%	5.5%

Operating income by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2013	2012	% Change
Writing (1)	$295.6	$255.7	15.6%
Home Solutions (1)	154.1	137.5	12.1
Tools	49.3	86.0	(42.7)
Commercial Products	67.0	70.9	(5.5)
Baby & Parenting (1)	71.6	59.9	19.5
Restructuring costs	(97.7)	(34.4)	NM
Corporate (1)	(78.1)	(88.0)	11.3
Total operating income	$461.8	$487.6	(5.3)%
NM — Not Meaningful

(1)
Includes organizational change implementation and restructuring-related costs of $15.5 million associated with Project Renewal for the nine months ended September 30, 2013, of which $0.3 million relates to the Writing segment, $0.8 million relates to the Baby & Parenting segment, and $14.4 million relates to Corporate. Includes restructuring-related costs of $22.0 million and $7.1 million associated with the European Transformation Plan and Project Renewal, respectively, for the nine months ended September 30, 2012, of which $1.2 million relates to the Writing segment, $2.0 million relates to the Home Solutions segment, and $25.9 million relates to Corporate.

Writing
Net sales for the nine months ended September 30, 2013 were $1,273.1 million, a decrease of $20.2 million, or 1.6%, from $1,293.3 million for the nine months ended September 30, 2012. Core sales decreased 0.6% primarily driven by weakness in Fine Writing and Dymo Office. Double-digit core sales growth in Latin America due to the continued rollout of new products, strong back to school sell-in, and price increases implemented in response to the devaluation of the Venezuelan Bolivar were more than offset by continued macroeconomic challenges in Western Europe, declines in Fine Writing in Asia due to the transitioning of the distribution model in China and an overall slowdown in the category in that region and declines in the office superstore channel in the U.S. Excluding the impacts of currency, the segment’s North American businesses reported a low single-digit sales decline while the segment’s international businesses reported a low single-digit sales increase. Foreign currency had an unfavorable impact of 1.0%.
Operating income for the nine months ended September 30, 2013 was $295.6 million, or 23.2% of net sales, an increase of $39.9 million, or 15.6%, from $255.7 million, or 19.8% of net sales, for the nine months ended September 30, 2012. The 340 basis point increase in operating margin is primarily attributable to gross margin expansion, as net pricing and productivity more than offset input cost inflation. SG&A costs as a percentage of net sales decreased 50 basis points, as the Company invested additional amounts in strategic SG&A in the prior year to support the launches of Paper Mate® Ink Joy® and the Parker® Ingenuity Collection.

In addition, SG&A costs for the nine months ended September 30, 2013 were favorably impacted by Project Renewal driven structural SG&A cost reductions.
Home Solutions
Net sales for the nine months ended September 30, 2013 were $1,169.4 million, an increase of $47.6 million, or 4.2%, from $1,121.8 million for the nine months ended September 30, 2012. Core sales increased 4.5% led by mid single digit growth in the Rubbermaid Consumer business due to focused merchandising activities, successful new product launches from Levolor, and distribution gains from Calphalon. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased mid single-digits and high single-digits, respectively. Foreign currency had an unfavorable impact of 0.3%.
Operating income for the nine months ended September 30, 2013 was $154.1 million, or 13.2% of net sales, an increase of $16.6 million, or 12.1%, from $137.5 million, or 12.3% of net sales, for the nine months ended September 30, 2012. The 90 basis point operating margin improvement is primarily attributable to a 150 basis point reduction in SG&A costs as a percentage of net sales due to lower strategic spend in the first nine months of 2013, leverage of fixed costs with an increase in net sales, and Project Renewal driven structural SG&A cost reductions. Less favorable mix and inflation partially offset the improvement in SG&A as a percentage of net sales.
Tools
Net sales for the nine months ended September 30, 2013 were $597.2 million, an increase of $0.6 million, or 0.1%, from $596.6 million for the nine months ended September 30, 2012. Core sales increased 1.8% driven by double-digit growth in Latin America attributable to continued investment in selling capabilities and the success of the expanded product offering in Brazil. Excluding the impacts of foreign currency, low single-digit sales declines at the segment’s North American businesses were more than offset by mid-single-digit sales increases in the international businesses. Foreign currency had an unfavorable impact of 1.7%.
Operating income for the nine months ended September 30, 2013 was $49.3 million, or 8.3% of net sales, a decrease of $36.7 million, or 42.7% from $86.0 million, or 14.4% of net sales, for the nine months ended September 30, 2012. The 610 basis point decrease in operating margin is primarily attributable to a 380 basis point increase in SG&A costs as a percentage of net sales due to higher brand building investments, including increased advertising and promotion expenses, and sustained investments in selling and marketing capabilities in certain regions and businesses. The decline in operating margins was also partially attributable to foreign exchange transaction impacts on gross margin.
Commercial Products
Net sales for the nine months ended September 30, 2013 were $583.0 million, an increase of $11.9 million, or 2.1%, from $571.1 million for the nine months ended September 30, 2012. Core sales increased 2.5% driven by low single-digit growth in North America due to increased volumes at key accounts and retailers. The growth in North America was partially offset by continued softness in the European market. Excluding the impacts of foreign currency, low single-digit sales increases at the segment’s North American businesses were partially offset by a low single-digit sales decline in the international businesses. Foreign currency had an unfavorable impact of 0.4%.
Operating income for the nine months ended September 30, 2013 was $67.0 million, or 11.5% of net sales, a decrease of $3.9 million, or 5.5%, from $70.9 million, or 12.4% of net sales, for the nine months ended September 30, 2012. The 90 basis point decrease in operating margin is attributable to higher promotional activity and increased brand investments, as SG&A increased 90 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the nine months ended September 30, 2013 were $580.0 million, an increase of $30.1 million, or 5.5%, from $549.9 million for the nine months ended September 30, 2012. Core sales increased 8.5% driven by strong retail sales and new products in North America. The growth in North America was partially offset by continued softness in the European market. Excluding the impacts of foreign currency, a double-digit sales increase at the segment’s North American businesses was partially offset by a mid single-digit sales decline in the international businesses. Foreign currency had an unfavorable impact of 3.0%.
Operating income for the nine months ended September 30, 2013 was $71.6 million, or 12.3% of net sales, an increase of $11.7 million, or 19.5%, from $59.9 million, or 10.9% of net sales, for the nine months ended September 30, 2012. The 140 basis point increase in operating margin is primarily due to increased sales and Project Renewal driven SG&A cost reductions, as SG&A declined 330 basis points as a percentage of net sales. The decline in SG&A costs as a percentage of net sales offset the gross margin impact associated with less favorable mix.

Liquidity and Capital Resources
Cash and cash equivalents increased as follows for the nine months ended September 30, (in millions):

	2013	2012
Cash provided by operating activities	$301.0	$357.2
Cash provided by (used in) investing activities	97.0	(139.0)
Cash used in financing activities	(382.2)	(141.7)
Currency effect on cash and cash equivalents	(2.2)	3.4
Increase in cash and cash equivalents	$13.6	$79.9
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
Cash provided by operating activities for the nine months ended September 30, 2013 was $301.0 million compared to $357.2 million for the nine months ended September 30, 2012. The decline in operating cash flow was due to the impact of the following items:

•	a $59.3 million year-over-year increase in pension contributions to the Company’s U.S. pension plan;

•	a $75.8 million year-over-year use of cash to build inventories to support service levels and anticipated seasonal sell-in;

•	a $19.0 million increase in cash paid for restructuring activities; and

•	a $27.0 million increase in the annual incentive compensation payout;

partially offset by

•	a $97.1 million year-over-year increase in collections of accounts receivable due to the timing of sales in the fourth quarter of 2012; and

•	a $24.8 million year-over-year decline in cash paid for interest.

During the nine months ended September 30, 2013, the Company sold its Hardware and Teach Platform businesses for aggregate net proceeds of $180.9 million. The proceeds are net of $3.9 million of transaction expenses and $2.6 million of cash included in the assets sold. In addition, the Company retained the accounts receivable and customer-related liabilities of the Hardware business, which totaled approximately $27.0 million of net assets. The collection of the retained accounts receivable of the Hardware business, net of customer-related liabilities settled, will be included in cash provided by operating activities and is expected to primarily impact cash provided by operating activities in the fourth quarter of 2013. As a result of the gain on sale, the Company expects an increase in cash paid for income taxes in the fourth quarter of 2013, which is expected to have an offsetting impact on cash provided by operating activities in the fourth quarter of 2013.
Proceeds from the issuance of debt totaled $495.1 million for the nine months ended September 30, 2012. In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the “2015 Notes”) and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the "2022 Notes" and, together with the 2015 Notes, the “Notes”). The aggregate net proceeds from the Notes were $495.1 million, which were used in July 2012 to fund the redemption of all of the $436.7 million outstanding principal amount of the 5.25% Junior Convertible Subordinated Debentures (the “Debentures”) that underlie the convertible preferred securities (the “Preferred Securities”), to reduce short-term borrowings and for general corporate purposes. There were no proceeds from the issuance of debt during the nine months ended September 30, 2013.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Aggregate dividends paid were $132.1 million and $82.4 million for the nine months ended September 30, 2013 and 2012, respectively.

In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). The SRP is authorized to run for a period of three years ending in August 2014. During the nine months ended September 30, 2013, the Company repurchased and retired 4.7 million shares pursuant to the SRP for $119.2 million, which compared to 3.8 million shares repurchased and retired for $67.2 million during the nine months ended September 30, 2012.
During the nine months ended September 30, 2012, the Company retired the $250.0 million outstanding principal amount of the 6.75% medium-term notes (the "2012 Notes") at maturity in March 2012. In July 2012, the Company redeemed the $436.7 million outstanding principal amount of the Debentures that underlie the Preferred Securities. During the third quarter of 2012, the Company repaid an additional $8.5 million outstanding principal amount of the extant 6.11% medium-term notes due 2028 (the "2028 Notes"). The Company used a combination of short-term borrowings and proceeds from the Notes to repay the 2012 Notes, the 2028 Notes and the Debentures. There were no payments on long-term debt during the nine months ended September 30, 2013.
During the nine months ended September 30, 2013, the Company made net payments of $180.9 million related to its short-term borrowing arrangements, including its receivables-based facility and commercial paper, and this compared to $186.4 million of net proceeds from these short-term borrowing arrangements in the nine months ended September 30, 2012. The Company’s short-term borrowings, which include commercial paper and the receivables facility, were $29.2 million at September 30, 2013 compared to $291.0 million at September 30, 2012. The decrease in short-term borrowings is primarily related to increased short-term borrowings during the nine months ended September 30, 2012 which were used for the redemption of the Debentures in July 2012 and the repayment of the 2012 Notes.
Capital expenditures were $85.7 million and $130.2 million for the nine months ended September 30, 2013 and 2012, respectively. The largest single capital project in all periods presented was the implementation of SAP, which represented $17.5 million and $30.7 million of capital expenditures for the nine months ended September 30, 2013 and 2012, respectively.
Cash paid for restructuring activities was $50.9 million and $31.9 million for the nine months ended September 30, 2013 and 2012, respectively, and is included in the cash provided by operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	September 30, 2013	December 31, 2012	September 30, 2012
Accounts receivable	63	67	64
Inventory	78	66	79
Accounts payable	(55)	(50)	(51)
Cash conversion cycle	86	83	92
The Company’s cash conversion cycle as of September 30, 2013 was favorably impacted by approximately one day due to the divestiture of the Hardware business, which occurred late in the third quarter of 2013. The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company continues to leverage SAP in North America and Europe to improve working capital.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at September 30, 2013 were $197.4 million, and the Company had $1.1 billion of available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility and $350.0 million receivables financing facility.

•
Working capital at September 30, 2013 was $941.4 million compared to $700.3 million at December 31, 2012, and the current ratio at September 30, 2013 was 1.65:1 compared to 1.45:1 at December 31, 2012. The increase in working capital is primarily attributable to the decrease in short-term debt and a seasonal increase in inventory compared to December 31, 2012.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.41:1 at September 30, 2013 and 0.46:1 at December 31, 2012, as the Company has used cash provided by operating activities and proceeds from the sales of the Hardware and Teach platform businesses to repay short-term borrowings during the nine months ended September 30, 2013.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Cash and cash equivalents at September 30, 2013 includes $69.6 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 1, 2017, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of September 30, 2013, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company had commercial paper obligations outstanding of $14.4 million, resulting in $785.6 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In September 2013, the Company amended its receivables financing facility to increase available borrowings to up to $350 million and extend the expiration date to September 2015. As of September 30, 2013, the Company had no outstanding borrowings under the receivables financing facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the nine months ended September 30, (in millions):

	2013		2012
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$249.6	$152.9	$392.8	$206.9
Receivables financing facility	$200.0	$189.7	200.0	123.9
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios for the Facility and minimum interest coverage for the receivables facility. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of September 30, 2013, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and receivables financing facility, and utilize the $1.1 billion for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.

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
Total debt was $1.7 billion as of September 30, 2013 and $1.9 billion as of December 31, 2012, a decrease of $217.2 million due to net payments related to the Company’s short-term borrowing arrangements, including its receivables-based facility and commercial paper, during the first nine months of 2013. As of September 30, 2013, the current portion of long-term debt and short-term debt totaled $30.1 million, including $14.4 million of commercial paper obligations.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average outstanding debt	$2,011.0	$2,210.4	$2,030.1	$2,227.1
Average interest rate (1)	3.0%	3.3%	3.0%	3.6%

(1)	The average interest rate includes the impacts of outstanding and previously-settled fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 45.6% and 51.7% of total debt as of September 30, 2013 and December 31, 2012, respectively. The decrease in floating-rate debt is primarily due to a decrease of $181.5 million in short-term debt outstanding at September 30, 2013 compared to December 31, 2012. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest.
Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or interest rates decline further, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate. During the nine months ended September 30, 2013, the Company contributed $100.0 million to its U.S. pension plan as a voluntary contribution. The Company does not expect the impact of the contribution to be material to the Company’s pretax income for the year ending December 31, 2013, considering the expected return on plan assets of 7.5% and the Company’s average borrowing rate of 3.0%.
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
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run for a period of three years ending in August 2014. During the nine months ended September 30, 2013, the Company repurchased 4.7 million shares pursuant to the SRP for $119.2 million, and such shares were immediately retired. Since the inception of the SRP through September 30, 2013, the Company has repurchased and retired a total of 12.9 million shares for $256.8 million. Excluding the accelerated share repurchase plan discussed below, the Company purchased an additional 11,000 shares at an aggregate cost of $0.3 million during October 2013. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.

Accelerated Share Repurchase Plan
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) for an accelerated stock buyback of $350.0 million of the Company’s common shares (the “ASB Agreement”). Under the ASB Agreement, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9,430,785 shares of the Company’s common stock, representing a substantial majority of the shares expected to be purchased under the ASB Agreement. The Company used cash on hand and short-term borrowings to fund the initial purchase price.
The number of shares that the Company ultimately purchases under the ASB Agreement will be determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB Agreement. The calculation period is scheduled to run from October 2013 until April 2014 and may be shortened at the option of Goldman Sachs.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Stable
Fitch Ratings	BBB	F-2	Stable
Outlook
For the year ending December 31, 2013, the Company expects to generate cash flows from operations of $575 to $625 million after restructuring and restructuring-related cash payments of $90 to $110 million and $100 million in contributions to the Company’s primary U.S. pension plan. The Company plans to fund capital expenditures of approximately $125 to $150 million.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $29.2 million, which includes the Company’s outstanding commercial paper obligations.

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

The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended September 30, 2013
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	4.1%	(9.9)%	34.7%	(7.4)%	1.0%	3.3%
Foreign currency	(0.3)	4.4	(12.7)	(9.6)	(3.9)	(1.2)
Total change in net sales	3.8%	(5.5)%	22.0%	(17.0)%	(2.9)%	2.1%

	Nine Months Ended September 30, 2013
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.1%	(4.8)%	24.5%	(4.0)%	1.8%	2.8%
Foreign currency	(0.1)	1.4	(8.6)	(7.5)	(3.5)	(1.1)
Total change in net sales	3.0%	(3.4)%	15.9%	(11.5)%	(1.7)%	1.7%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment is provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company's goodwill is assigned to the Company's reporting units. Reporting units are generally one level below the operating segment level. Effective in the fourth quarter of 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in an increase in the number of reportable segments, from three to six, and reporting units, from nine to 15. Based on the Company’s plans to divest the Hardware and Teach platform businesses, the goodwill of these reporting units was evaluated for impairment each reporting period subsequent to the Company committing to dispose of these businesses, which occurred in the first quarter of 2013. The Company concluded the goodwill of the Teach platform reporting unit was impaired in the first quarter of 2013, and the goodwill of the Hardware reporting unit was not impaired. Upon further reorganization in the first quarter of 2013 and excluding the Hardware and Teach platform reporting units, the number of reportable segments was reduced to five, and the number of reporting units was reduced to 13. As a result, the Company performed its annual goodwill impairment testing as of July 1, 2013 for 13 reporting units. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company's existing reporting units.
As of July 1, 2013, the Company had 13 reporting units with total goodwill of $2.3 billion. Four of the Company's 13 reporting units accounted for over 70 percent of the Company's total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; and Industrial Products & Services.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units' projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. Other than the annual impairment test and tests of impairment of the Hardware and Teach platform reporting units in connection with the Company’s plans to divest these businesses, the Company determined that no tests of impairment of goodwill were necessary during the first nine months of 2013.
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
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 15. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company's total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit's market position, brand awareness, gross and operating income margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2013 of approximately $7.6 billion was significantly in excess of its book value of stockholders' equity of approximately $2.0 billion. For the impairment test as of July 1, 2013, if each reporting unit's EBITDA multiple were reduced by 1.0 from the 6 to 15 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.
The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value the Décor reporting unit for the annual impairment test as of July 1, 2013. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Décor reporting unit in 2013, the Company used an average compound long-term sales growth rate of 1%, average operating margins generally ranging from 4% to 9%, and a discount rate of 14%. The Company concluded that the Décor reporting unit passed step one of the goodwill impairment test based on the estimated fair value determined using the discounted cash flow approach.
If the discount rate used to estimate the fair value of the Décor reporting unit increased 100 basis points, the Décor reporting unit would still have passed step one of the goodwill impairment test. The carrying amount of goodwill assigned to the Décor reporting unit was approximately $19 million as of July 1, 2013.
The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of the Décor reporting unit. The Company continues to monitor whether these initiatives are being executed as planned and are successful in improving the financial performance of the Décor reporting unit. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with the Décor reporting unit in future periods. The Décor reporting unit has been adversely affected by a change in merchandising strategies at one of its key customers.
The Company has no reporting units with material net assets whose estimated fair values at July 1, 2013 exceeded net assets by less than 10% of the reporting unit's net assets.
Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets totaled $310.6 million as of July 1, 2013. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. The Company may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Additionally, the Company may resume performing the qualitative assessment in any subsequent period.
In performing the qualitative assessment for each of the Company's indefinite-lived intangible assets, the Company considered events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including factors such as declines in actual or planned sales or negative or declining cash flows; input cost inflation that may have a negative effect on future cash flows; legal, regulatory, contractual, political, business or other factors; and, other entity-specific events such as changes in management, key personnel, strategy or customers. Based on the qualitative assessment, if the

Company was unable to assert that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company would proceed with the quantitative impairment test for such asset.
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
The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2013 and determined that none of its indefinite-lived intangible assets were impaired.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2013 was not required during the first nine months of 2013.
Potential for Future Impairments
The Company had 13 reporting units with total goodwill of $2.4 billion as of September 30, 2013. Four of the Company's 13 reporting units accounted for approximately 74 percent of the Company's total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; and, Industrial Products & Services. The Company also had $311.9 million of indefinite-lived intangible assets as of September 30, 2013. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company's customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company's market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring, restructuring-related and organizational change implementation costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; the Company’s ability to implement successfully information technology solutions throughout its organization; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures
As of September 30, 2013, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur over several years in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The information presented below supplements the risk factors set forth in the Company’s 2012 Annual Report on Form 10-K.
Actions by the Company’s counterparty to the accelerated share repurchase plan may affect the market for the Company’s common stock.
In connection with the Company’s accelerated share repurchase plan, the Company expects that its counterparty will purchase shares (or otherwise acquire long positions in shares) of Company common stock in the open market until it has acquired (or otherwise has long positions in) the number of shares the Company has agreed to purchase under the accelerated share repurchase plan. The Company expects that these acquisitions (and other transactions) will include covering purchases to close out stock borrow positions taken on by the counterparty to make its initial deliveries of shares to the Company. In addition, the Company expects that the counterparty may be purchasing or selling, or both purchasing and selling (and possibly taking on other long and/or short positions in Company common stock), in other hedging transactions related to the accelerated share repurchase plan. All of these market transactions in the Company’s shares (or in derivative or other transactions related to Company shares) would be for the counterparty’s own account. Although the magnitude and effect of such activities on the market price of the Company’s common stock cannot be determined at this time, such activities may increase, or prevent a decrease in, the market price of the common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2013:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	960,825	(2)	$26.82	565,400	$74,969,455
August	685,379	(2)	26.32	661,900	57,564,219
September	550,692	(2)	26.32	545,200	43,212,115
Total	2,196,896		$26.54	1,772,500
 __________________

(1)
On August 12, 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP is authorized to run through August 2014. The average per share purchase price for July, August and September 2013 were $26.67, $26.30 and $26.32, respectively.

(2)
All shares purchased by the Company during the quarter ended September 30, 2013 other than those purchased under the SRP were acquired to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In July, August and September 2013, in addition to the shares purchased under the SRP, the Company purchased 395,425 shares (average price: $27.03), 23,479 shares (average price: $26.76) and 5,492 shares (average price: $26.36), respectively, in connection with vesting of employees’ stock-based awards.

Item 6. Exhibits

10.1
Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, the Company, as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Structuring Agent and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 6, 2013).

10.2
Newell Rubbermaid Inc. 2008 Deferred Compensation Plan as amended and restated August 5, 2013 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.3
First Amendment to the Newell Rubbermaid Inc. Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

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

NEWELL RUBBERMAID INC.
Registrant

Date:	November 8, 2013	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President and Chief Financial Officer

Date:	November 8, 2013	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer