Form 10-K
period 2013-12-31
NEWELL RUBBERMAID INC
filed 2014-03-03
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013	COMMISSION FILE NUMBER 1-9608
NEWELL RUBBERMAID INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	36-3514169
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Three Glenlake Parkway	30328
Atlanta, Georgia	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (770) 418-7000
Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS Common Stock, $1 par value per share	NAME OF EACH EXCHANGE ON WHICH REGISTERED New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
There were 278.9 million shares of the Registrant’s Common Stock outstanding (net of treasury shares) as of January 31, 2014. The aggregate market value of the shares of Common Stock (based upon the closing price on the New York Stock Exchange on June 28, 2013) beneficially owned by non-affiliates of the Registrant was approximately $7.5 billion. For purposes of the foregoing calculation only, which is required by Form 10-K, the Registrant has included in the shares owned by affiliates those shares owned by directors and officers of the Registrant, and such inclusion shall not be construed as an admission that any such person is an affiliate for any purpose.
* * *
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its Annual Meeting of Stockholders to be held May 13, 2014.

PART I
ITEM 1. BUSINESS
“Newell Rubbermaid” or the “Company” refers to Newell Rubbermaid Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we” or “our,” it refers to the Company and its subsidiaries unless the context otherwise requires.
Website Access to Securities and Exchange Commission Reports
The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as practicable after the Company files them with, or furnishes them to, the Securities and Exchange Commission. The Company’s Internet website can be found at www.newellrubbermaid.com. The information on the Company’s website is not incorporated by reference into this annual report on Form 10-K.
GENERAL
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco® and Aprica®.
The Company is driving its strategy, the Growth Game Plan, into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game Plan operating model, the Company has reorganized around two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five business segments and the key brands included in each segment are as follows:

•	Writing: Sharpie®, Paper Mate®, Expo®, Prismacolor®, Parker®, Waterman® , Dymo® Office and Endicia®

•	Home Solutions: Rubbermaid®, Calphalon®, Levolor® and Goody®

•	Tools: Irwin®, Lenox®, hilmorTM and Dymo® Industrial

•	Commercial Products: Rubbermaid Commercial Products® and Rubbermaid® Healthcare

•	Baby & Parenting: Graco®, Aprica® and Teutonia®
During 2013, the Company divested its Hardware and Teach businesses, which were primarily included in the former Specialty segment. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. The remaining businesses in the former Specialty segment, specifically Dymo Office and Endicia, were combined with the Writing segment given the significant channel and operating synergies.
Refer to the forward-looking statements section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the Company’s forward-looking statements included in this report.
STRATEGIC INITIATIVES
Newell Rubbermaid is committed to building consumer-meaningful brands through understanding the needs of consumers and using those insights to create innovative, highly differentiated product solutions that offer superior performance and value. The Company intends to continue to leverage its portfolio of leading brands to create a margin structure that allows for brand investment.
The Company is executing its Growth Game Plan, which is its strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The changes being implemented in the execution of the Growth Game Plan are considered key enablers to building a bigger, faster-growing, more global and more profitable company.

The Growth Game Plan encompasses the following aspects:
Business Model

•	A growing brand-led business with a strong home in the United States and global ambition.

•	Consumer brands that win at the point of decision through excellence in performance, design and innovation.

•	Professional brands that win the loyalty of the chooser by improving the productivity and performance of the user.

•	Collaboration with our partners across the total enterprise in a shared commitment to growth and creating value.

•	Delivering competitive returns to shareholders through consistent, sustainable and profitable growth.
Where To Play

•	Win Bigger — Deploying resources to businesses and regions with higher growth opportunities through investments in innovation and geographic expansion.

•
Win Where We Are — Optimizing the performance of businesses and brands in existing markets by investing in innovation to increase market share and reducing structural spend within the existing geographic footprint.

•	Incubate For Growth — Investing in businesses that have unique opportunities for growth, with a primary focus on businesses that are in the early stages of the business cycle.
5 Ways To Win

•	Make Our Brands Really Matter — Sharpening brand strategies on the highest impact growth levers and partnering to win with customers and suppliers.

•	Build An Execution Powerhouse — Realigning the customer development organization and developing joint business plans for new channel penetration and broader distribution.

•	Unlock Trapped Capacity For Growth — Delivering savings from ongoing restructuring projects, working capital reductions and simplification of business processes.

•	Develop The Team For Growth — Driving a performance culture aligned to the business strategy and building a more global perspective and talent base.

•	Extend Beyond Our Borders — Accelerating investments and growth in emerging markets.
The Company’s transformation efforts in driving the Growth Game Plan into action began in late 2011 and are being implemented over a multi-year period in three phases, which are outlined below.

•	Delivery Phase — Execution during this phase includes implementing structural changes in the organization while ensuring consistent execution and delivery.

•
Strategic Phase — Continued consistent execution and delivery while simultaneously shaping the future through increased brand investment and bringing capabilities to speed in order to propel the Growth Game Plan into action.

•
Acceleration Phase — Expanded investments behind Win Bigger businesses to drive increased sales and margin expansion which creates additional resources for further brand investment, while also remaining focused on consistent execution and delivery.

During 2013, the Company transitioned from the Delivery Phase to the Strategic Phase, continuing the cadence of consistent execution and delivery while simultaneously implementing its change agenda. During 2014, the Company expects to remain focused on the Strategic Phase of the Growth Game Plan.

The Company will continue implementing changes to drive its strategy, the Growth Game Plan, into action. These changes are the foundation of Project Renewal and are organized into the following five workstreams:

•	Organizational Simplification: The Company has de-layered its top structure and further consolidated its businesses from nine global business units (“GBUs”) to five business segments.

•	EMEA Simplification: The Company will focus its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

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
In implementing its strategy and its change agenda, the Company is focused on Every Day Great Execution, or EDGE, to capitalize on and maximize the benefits of investment and growth opportunities and to optimize the cost structure of the business.
BUSINESS SEGMENTS
The Company’s five segments and the key brands included in each of the five business segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmorTM, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
Writing
The Company’s Writing segment is comprised primarily of Win Bigger businesses within the framework of the Growth Game Plan. The Writing segment designs, manufactures or sources and distributes writing instruments and office technology solutions, primarily for use in business and the home. The segment’s product offerings include markers, highlighters, and everyday and fine writing instruments and accessories. Permanent/waterbase markers, dry erase markers, highlighters and art supplies are primarily sold under the Sharpie®, Expo®, Sharpie® Accent® and Prismacolor® trademarks. Ballpoint pens and inks, roller ball pens, mechanical pencils and correction supplies are primarily sold under the Paper Mate®, InkJoy®, Uni-Ball® (used under exclusive license from Mitsubishi Pencil Co. Ltd. and its subsidiaries in North America and certain areas in Latin America), Sharpie®, Mongol® and Liquid Paper® trademarks. Fine writing instruments are primarily sold under the Parker®, Waterman® and Rotring® trademarks. The Writing segment’s technology products include on-demand labeling products and online postage solutions and are primarily sold under the trademarks Dymo®Office and Endicia®.
The Writing segment generally markets its products directly to mass merchants, warehouse clubs, grocery/drug stores, office superstores, office supply stores, contract stationers, travel retail and other retailers.

Home Solutions
The Company’s Home Solutions segment is a Win Where We Are business within the framework of the Growth Game Plan. The Home Solutions segment designs, manufactures or sources and distributes a wide range of consumer products under multiple brand names. Indoor/outdoor organization products and food and home storage products are primarily sold under the Rubbermaid®, Roughneck® and TakeAlongs® trademarks. Aluminum and stainless steel cookware, bakeware, cutlery, and kitchen gadgets and utensils are primarily sold under the Calphalon®, Kitchen Essentials®, Cooking with Calphalon™ and Calphalon® Unison™ trademarks. Window treatments and drapery hardware are primarily sold under the Levolor® trademark. Hair care accessories and grooming products are marketed primarily under the Goody® trademark.
The Home Solutions segment primarily markets its products directly to mass merchants and specialty, grocery/drug and department stores.
Tools
The Company’s Tools segment is a Win Bigger business within the framework of the Growth Game Plan. The Tools segment designs, manufactures or sources and distributes hand tools and power tool accessories, industrial bandsaw blades, tools and industrial labeling solutions. Hand tools and power tool accessories are primarily sold under the Irwin®, Vise-Grip® and Marathon® trademarks, while industrial bandsaw blades and cutting and drilling accessories are sold under the Lenox® trademark. Heating, ventilation and air conditioning (HVAC) tools are sold under the hilmorTM trademark, and industrial label makers are sold under the Dymo® trademark.
The Tools segment primarily markets its products through distributors and directly to mass merchants, home centers, industrial/construction outlets and other professional customers.
Commercial Products
The Company’s Commercial Products segment is comprised primarily of Win Bigger businesses within the framework of the Growth Game Plan. The Commercial Products segment designs, manufactures or sources and distributes cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts. Rubbermaid Commercial Products® primarily sells its cleaning and refuse products, hygiene systems, material handling solutions and medical and computer carts and wall-mounted workstations under the trademarks Rubbermaid®, Brute® and Rubbermaid® Healthcare.
The Commercial Products segment primarily markets its products through distributors and directly to mass merchants, home centers, commercial products distributors, select contract customers and other professional customers.
Baby & Parenting
The Company’s Baby & Parenting segment is a Win Where We Are business within the framework of the Growth Game Plan. The Baby & Parenting segment designs and distributes infant and juvenile products such as car seats, strollers, swings, highchairs and playards, and primarily sells its products under the trademarks Graco®, Aprica® and Teutonia®. The Baby & Parenting segment sources substantially all of its products.
The Baby & Parenting segment primarily markets its products directly to mass merchants, department stores and on-line retailers.

NET SALES BY BUSINESS SEGMENT
The following table sets forth the amounts and percentages of the Company’s net sales for continuing operations for 2013, 2012 and 2011 for the Company’s five business segments. During 2013, the Company divested its Hardware and Teach businesses, which were primarily included in the former Specialty segment. The net sales of these businesses have been classified as discontinued operations for all periods presented and are therefore not included in the table below. The net sales of the remaining businesses in the former Specialty segment, specifically Dymo Office and Endicia, have been included in the Writing segment’s net sales (in millions, except percentages).

	2013	% of Total	2012	% of Total	2011	% of Total
Writing	$1,706.1	30.0%	$1,724.2	30.9%	$1,708.2	31.0%
Home Solutions	1,593.3	27.9%	1,553.8	27.9%	1,602.0	29.1%
Tools	817.9	14.4%	806.1	14.4%	779.6	14.1%
Commercial Products	785.9	13.8%	759.7	13.6%	741.5	13.5%
Baby & Parenting	789.3	13.9%	736.1	13.2%	680.4	12.3%
Total Company	$5,692.5	100.0%	$5,579.9	100.0%	$5,511.7	100.0%
Sales to Wal-Mart Stores, Inc. and subsidiaries, which includes Sam’s Club, amounted to approximately 11.0%, 10.2% and 10.6% of consolidated net sales for 2013, 2012 and 2011, respectively, substantially across all segments. For more detailed segment information, including operating income and identifiable assets by segment, refer to Footnote 18 of the Notes to Consolidated Financial Statements.
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

Foreign Operations
Information regarding the Company’s 2013, 2012 and 2011 foreign operations and financial information by geographic area is included in Footnote 18 of the Notes to Consolidated Financial Statements and is incorporated by reference herein. Information regarding risks relating to the Company’s foreign operations is set forth in Part I, Item 1A, of this report and is incorporated by reference herein.
The Company accounts for its Venezuelan operations using highly inflationary accounting, and therefore, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3

Bolivar Fuertes to U.S. Dollar. Previously, the Company remeasured its operations denominated in Bolivar Fuertes at the rate of exchange used by the Transaction System for Foreign Currency Denominated Securities (SITME) of 5.3 Bolivar Fuertes to U.S. Dollar. As a result, the Company recorded a charge of $11 million in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes. The Company is unable to predict with certainty whether future devaluations will occur because of economic and political uncertainty in Venezuela; however, such devaluations would adversely affect the Company’s future financial results.
Raw Materials and Sourced Finished Goods
The Company has multiple foreign and domestic sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s product offerings require the purchase of resin, corrugate and metals, including steel, stainless steel, aluminum and gold. The Company’s resin purchases principally comprise polyethylene and polypropylene. Over the long-term, the Company has experienced inflation in raw material prices, and the Company expects continued inflation pressures in 2014. On an annualized basis, commodities consumed as raw materials generally represent approximately 10% to 15% of annual cost of products sold, with no single type of commodity representing more than 10% of cost of products sold.
The Company also relies on third-party manufacturers as a source for finished goods.  Historically, the Company has experienced inflation in sourced product costs due to currency fluctuations and increased input and labor costs. In a limited number of cases, a single manufacturer or a limited number of manufacturers may supply substantially all of the finished goods for a product line. In particular, certain businesses within the Baby & Parenting and Home Solutions segments rely on third-party manufacturers for substantially all of their products. Specifically, the Company’s Baby & Parenting segment has a single source of supply for products that comprise a majority of Baby & Parenting’s sales and which owns the intellectual property for many of those products.
See Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion.
Backlog
The dollar value of unshipped factory orders is not material.
Seasonal Variations

Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume, combined with the accounting for fixed costs such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 75% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments and customer rebates, and credit terms provided to customers.
Patents and Trademarks
The Company has many patents, trademarks, brand names and trade names that are, in the aggregate, important to its business. The Company’s most significant registered trademarks are “Sharpie®,” “Paper Mate®,” “Parker®,” “Waterman®,” “Dymo®,” “Rubbermaid®,” “Levolor®,” “Goody®,” “Calphalon®,” “Irwin®,” “Lenox®,” “Graco®” and “Aprica®.”

Customers/Competition
The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The dominant share of the market represented by large mass merchandisers, together with consumer shopping patterns, contributes to a market environment in which dominant multi-category retailers and e-commerce companies have strong negotiating power with suppliers. This environment may limit the Company’s ability to recover cost increases through selling prices.
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
During 2013, two of the Company’s primary customers, Office Depot and OfficeMax, merged. While the Company is unable to predict the financial impact and timing of such impact, the merger could adversely impact the Company’s net sales in the short term, particularly in the Writing segment, to the extent there are store closures and retail inventory reductions as a result of the merger.
The Company’s principal methods of meeting its competitive challenges are creating and maintaining consumer-meaningful brands and differentiated products that deliver superior value and performance; delivering superior customer service and consistent on-time delivery; producing and procuring products at a competitive cost; and experienced management. In addition, the Company focuses on building consumer loyalty and increased consumer demand through increased investment in consumer insights and using those insights to develop innovative products and product features that meet consumers’ needs.
The Company has also positioned itself to respond to the competitive challenges in the retail environment by developing strong relationships with large, high-volume purchasers. The Company markets its strong multi-product offering through virtually every category of high-volume retailer, including discount, drug, grocery and variety chains; warehouse clubs; department, hardware and specialty stores; home centers; office superstores; contract stationers; and e-commerce companies. The Company’s largest customer, Wal-Mart (which includes Sam’s Club), accounted for approximately 11.0% of net sales in 2013, across substantially all segments. The Company’s top-ten customers in 2013 included (in alphabetical order): Amazon, Bed Bath & Beyond, Lowe’s, Office Depot, Staples, Target, The Home Depot, Toys ‘R’ Us, United Stationers and Wal-Mart.
Environmental Matters
Information regarding the Company’s environmental matters is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report and in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
Research and Development
The Company’s research and development efforts focus on developing new, differentiated and innovative products to meet consumers’ needs. The Company’s product development efforts begin with consumer insights. The Company is consolidating its consumer marketing and insight capabilities into a global center of excellence and is investing to strengthen these capabilities. The Company also continues to invest to strengthen its product design and research and development capabilities, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence. The Company’s enhanced marketing and insight and research and development capabilities have been leveraged to implement a new ideation process throughout the business, resulting in idea fragments that feed the development of product concepts.
Information regarding the Company’s research and development costs for each of the past three years is included in Footnote 1 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.
Employees
As of December 31, 2013, the Company had approximately 18,300 employees worldwide, including approximately 1,500 employees at a facility in Shenzen, China, whose employment was transferred from a third-party processor to a subsidiary of the Company during 2013. Approximately 2,500 of the Company’s employees are covered by collective bargaining agreements or are located in countries that have collective arrangements decreed by statute.

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
The Company’s business depends on the strength of the retail, commercial and industrial sectors of the economy in various parts of the world, primarily in North America, and to a lesser extent Europe, Central and South America, and Asia. These sectors of the economy are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions. With continuing challenging economic conditions in the U.S., Western Europe and elsewhere, there has been considerable pressure on consumer demand, and the resulting impact on consumer spending has had and may continue to have an adverse effect on demand for the Company’s products, as well as its financial condition and results of operations. The Company could also be negatively impacted by economic crises in specific countries or regions, including the deterioration in the creditworthiness of, or a default by, the issuers of sovereign debt. Such events could negatively impact the Company’s overall liquidity and/or create significant credit risks relative to its local customers and depository institutions. Consumer demand and the condition of these sectors of the economy may also be impacted by other external factors such as war, terrorism, geopolitical uncertainties, public health issues, natural disasters and other business interruptions. The impact of these external factors is difficult to predict, and one or more of these factors could adversely impact the Company’s business.
The Company is subject to intense competition in a marketplace dominated by large retailers and e-commerce companies.
The Company competes with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The Company’s principal customers are large mass merchandisers, such as discount stores, home centers, warehouse clubs, office superstores, commercial distributors and e-commerce companies. The dominant share of the market represented by these large mass merchandisers, together with changes in consumer shopping patterns, has contributed to the formation of dominant multi-category retailers and e-commerce companies that have strong negotiating power with suppliers. Current trends among retailers and e-commerce companies include fostering high levels of competition among suppliers, demanding innovative new products, requiring suppliers to maintain or reduce product prices, and requiring product delivery with shorter lead times. Other trends are for retailers and e-commerce companies to import products directly from foreign sources and to source and sell products under their own private label brands, typically at lower prices, that compete with the Company’s products.
The combination of these market influences and retailer consolidation has created an intensely competitive environment in which the Company’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for big, consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. The Company also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions and consolidation with other customers. The intense competition in the retail and e-commerce sectors, combined with the overall economic environment, may result in a number of customers experiencing financial difficulty, or failing in the future. In particular, a loss of, or a failure by, one of the Company’s large customers would adversely impact the Company’s sales and operating cash flows. To address these challenges, the Company must be able to respond to competitive factors, and the failure to respond effectively could result in a loss of sales, reduced profitability and a limited ability to recover cost increases through price increases.
The Company’s plans to continue to improve productivity and reduce complexity and costs may not be successful, which would adversely affect its ability to compete.
The Company’s success depends on its ability to continuously improve its manufacturing operations to gain efficiencies, reduce supply chain costs and streamline or redeploy nonstrategic selling, general and administrative expenses in order to produce products at a best-cost position and allow the Company to invest in innovation and brand building. The Company is currently in the process of implementing Project Renewal, a global initiative designed to reduce the complexity of the organization, increase investment in the Company’s most significant growth platforms and align the business around two key activities - Brand & Category Development and Market Execution & Delivery. Project Renewal may not be completed substantially as planned, may be more costly to implement than expected, or may not result in, in full or in part, the positive effects anticipated. In addition, such initiatives require the Company to implement a significant amount of organizational change, which could have a negative impact on employee engagement, divert management’s attention from other concerns, and if not properly managed, impact the Company’s ability to retain key employees, cause disruptions in the Company’s day-to-day operations and have a negative impact on the Company’s financial results. It is also possible that other major productivity and streamlining programs may be required in the future.
If the Company is unable to commercialize a continuing stream of new products that create demand, the Company’s ability to compete in the marketplace may be adversely impacted.
The Company’s strategy includes investment in new product development and a focus on innovation. Its long-term success in the competitive retail environment and the industrial and commercial markets depends on its ability to develop and commercialize a continuing stream of innovative new products and line extensions that create demand. New product development and commercialization efforts, including efforts to enter markets or product categories in which the Company has limited or no prior experience, have inherent risks. These risks include the considerable costs involved, such as development and commercialization, product development or launch delays, and the failure of new products and line extensions to achieve anticipated levels of market acceptance or growth in sales or operating income. The Company also faces the risk that its competitors will introduce innovative new products that compete with the Company’s products. In addition, sales generated by new products or line extensions could cause a decline in sales of the Company’s existing products. If new product development and commercialization efforts are not successful, the Company’s financial results could be adversely affected.
If the Company does not continue to develop and maintain consumer-meaningful brands, its operating results may suffer.
The Company’s ability to compete successfully also depends increasingly on its ability to develop and maintain consumer-meaningful brands so that the Company’s retailer and other customers will need the Company’s products to meet consumer demand. Consumer-meaningful brands allow the Company to realize economies of scale in its operations. The development and maintenance of such brands require significant investment in brand-building and marketing initiatives. While the Company plans to continue to increase its expenditures for advertising and other brand-building and marketing initiatives over the long term, the initiatives may not deliver the anticipated results and the results of such initiatives may not cover the costs of the increased investment.
Price increases in raw materials and sourced products could harm the Company’s financial results.
The Company purchases raw materials, including resin, principally polyethylene and polypropylene, corrugate, steel, gold, zinc, brass and aluminum, which are subject to price volatility and inflationary pressures. The Company’s success is dependent, in part, on its continued ability to reduce its exposure to increases in those costs through a variety of programs, including periodic purchases, future delivery purchases, long-term contracts, sales price adjustments and certain derivative instruments, while maintaining and improving margins and market share. Also, the Company relies on third-party manufacturers as a source for its products. These manufacturers are also subject to price volatility and labor cost and other inflationary pressures, which may, in turn, result in an increase in the amount the Company pays for sourced products. Raw material and sourced product price increases may more than offset the Company’s productivity gains and price increases and adversely impact the Company’s financial results.
If the Company is unable to make strategic acquisitions and to integrate its acquired businesses, the Company’s future growth and profitability could be adversely impacted.
The Company’s ability to continue to make strategic acquisitions and to integrate the acquired businesses successfully remain important factors in the Company’s future growth. The Company’s ability to successfully integrate any acquired business is dependent upon its ability to identify suitable acquisition candidates, integrate and manage product lines that have been acquired, obtain anticipated cost savings and operating income improvements within a reasonable period of time, assume unknown liabilities, known contingent liabilities that become realized or known liabilities that prove greater than anticipated, and manage unanticipated demands on the Company’s management, operational resources and financial and internal control systems. Furthermore, the Company’s ability to finance major acquisitions may be adversely affected by the Company’s financial position and access to credit markets. In addition, significant additional borrowings would increase the Company’s borrowing costs and could adversely affect its credit rating and could constrain the Company’s future access to capital. The Company may not successfully manage these or other risks it may encounter in acquiring a business or product line, which could have a material adverse effect on its business.
Circumstances associated with divestitures and product line exits could adversely affect the Company’s results of operations and financial condition.
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

The Company may not be successful in managing these or any other significant risks that it may encounter in divesting or discontinuing a business or exiting product lines, which could have a material adverse effect on its business.

The Company is subject to risks related to its international operations and sourcing model.
International operations are important to the Company’s business, and the Company’s strategy emphasizes international growth. In addition, as the Company sources products in low-cost countries, particularly in Asia, it is exposed to additional risks and uncertainties. Foreign operations can be affected by factors such as currency devaluation; other currency fluctuations; tariffs; nationalization; exchange controls; labor inflation; interest rates; limitations on foreign investment in local business; compliance with U.S. laws affecting operations outside the United States, such as the Foreign Corrupt Practices Act; and other political, economic and regulatory risks and difficulties. The Company also faces risks due to the transportation and logistical complexities inherent in reliance on foreign sourcing.
Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding nonmonetary assets) of operations in Venezuela into U.S. Dollars are recorded in earnings. In February 2013, the exchange rate for the Venezuelan currency, Bolivar Fuerte, declined approximately 15%, which adversely impacted the Company’s financial results. The Company is unable to predict with certainty whether future devaluations will occur because of the economic uncertainty in Venezuela. The future results of the Company’s Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, profit margin or price controls or changes in import controls, economic conditions in Venezuela such as inflation and consumer spending, labor relations, and the availability of raw materials, utilities and energy. The Company’s Venezuelan operations contribute a significant portion of the sales and operating income of the Company’s Latin America region. As a result, any disruption of the Company’s Venezuelan operations or of the Company’s ability to pay suppliers or repatriate funds from Venezuela could have a material adverse impact on the future performance of the Company’s Latin America region and could adversely affect the Company’s results of operations, financial condition and liquidity.
See Footnote 1 of the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

The inability to obtain raw materials and finished goods in a timely manner from suppliers would adversely affect the Company’s ability to manufacture and market its products.
The Company purchases raw materials to be used in manufacturing its products. In addition, the Company relies on third-party manufacturers as a source for finished goods. The Company typically does not enter into long-term contracts with its suppliers or sourcing partners. Most raw materials and sourced goods are obtained on a “purchase order” basis; however, in limited cases where the Company has supply contracts with fixed prices, the Company may be required to purchase raw materials at above-market prices, which could adversely impact gross margins. In addition, in some instances the Company maintains single-source or limited-source sourcing relationships, either because multiple sources are not available or the relationship is advantageous due to performance, quality, support, delivery, capacity or price considerations. In particular, the Company’s Baby & Parenting business has a single source of supply for products that comprise a majority of Baby & Parenting’s sales and which owns the intellectual property for many of those products. Financial, operating or other difficulties encountered by the Company’s suppliers and/or sourcing partners or changes in the Company’s relationships with them could result in manufacturing or sourcing interruptions, delays and inefficiencies, and prevent the Company from manufacturing or obtaining the finished goods necessary to manufacture and market its products, which could have a material adverse effect on its business.

A failure of one or more key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on the Company’s business or reputation.
The Company relies extensively on information technology (IT) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting business. The various uses of these IT systems, networks and services include, but are not limited to:

•	ordering and managing materials from suppliers;

•	converting materials to finished products;

•	shipping products to customers;

•	marketing and selling products to consumers;

•	collecting and storing customer, consumer, employee, investor and other stakeholder information and personal data;

•	processing transactions;

•	summarizing and reporting results of operations;

•	hosting, processing and sharing confidential and proprietary research, business plans and financial information;

•	complying with regulatory, legal or tax requirements;

•	providing data security; and

•	handling other processes necessary to manage the Company’s business.

Increased IT security threats and more sophisticated computer crime, including advanced persistent threats, pose a potential risk to the security of the Company’s IT systems, networks and services, as well as the confidentiality, availability and integrity of the Company’s data. If the IT systems, networks or service providers relied upon fail to function properly, or if the Company suffers a loss or disclosure of business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and business continuity plans do not effectively address these failures on a timely basis, the Company may suffer interruptions in its ability to manage operations and reputational, competitive and/or business harm, which may adversely impact the Company’s results of operations and/or financial condition.
Impairment charges could have a material adverse effect on the Company’s financial results.
Future events may occur that would adversely affect the reported value of the Company’s assets and require impairment charges. Such events may include, but are not limited to, strategic decisions made in response to changes in economic and competitive conditions, the impact of the economic environment on the Company’s sales and customer base, the unfavorable resolution of litigation, a material adverse change in the Company’s relationship with significant customers or business partners, or a sustained decline in the Company’s stock price. The Company continues to evaluate the impact of economic and other developments on the Company and its business units to assess whether impairment indicators are present. Accordingly, the Company may be required to perform impairment tests based on changes in the economic environment and other factors, and these tests could result in impairment charges in the future.
The Company’s businesses are subject to regulation in the U.S. and abroad.
Changes in laws, regulations and related interpretations may alter the environment in which the Company does business. This includes changes in environmental, competitive and product-related laws, as well as changes in accounting standards, taxation and other regulations. Accordingly, the Company’s ability to manage regulatory, tax and legal matters (including environmental, human resource, product liability, patent and intellectual property matters), and to resolve pending legal matters without significant liability could require the Company to record significant reserves in excess of amounts accrued to date or pay significant fines during a reporting period, which could materially impact the Company’s results. In addition, new regulations may be enacted in the U.S. or abroad that may require the Company to incur additional personnel-related, environmental or other costs on an ongoing basis, significantly restrict the Company’s ability to sell certain products, or incur fines or penalties for noncompliance, any of which could adversely affect the Company’s results of operations. For example, the United States Consumer Product Safety Commission and Health Canada are advocating for more strict design standards for window blinds that if implemented, would require the Company to redesign all window blinds sold in the U.S. and Canada. For certain products, redesign may not be possible or practical, and as a result, the Company would lose revenues from the sales of such products.
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

The Company may not be able to attract, retain and develop key personnel.
The Company’s success at implementing Project Renewal and the Growth Game Plan and its future performance depends in significant part upon the continued service of its executive officers and other key personnel. The loss of the services of one or more executive officers or other key employees could have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company’s success also depends, in part, on its continuing ability to attract, retain and develop highly qualified personnel. Competition for such personnel is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain other highly qualified personnel in the future.
The resolution of the Company’s tax contingencies may result in additional tax liabilities, which could adversely impact the Company’s cash flows and results of operations.
The Company is subject to income tax in the U.S. and numerous jurisdictions outside the U.S. Significant estimation and judgment are required in determining the Company’s worldwide provision for income taxes. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by various worldwide tax authorities. Although the Company believes its tax estimates are reasonable, the final outcome of tax audits and related litigation could be materially different than that reflected in its historical income tax provisions and accruals. There can be no assurance that the resolution of any audits or litigation will not have an adverse effect on future operating results.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in February 2014, the Company initiated a voluntary recall on the harness buckles used on certain Graco-branded convertible and harnessed booster car seats due to the potential that over time, food and dried liquid may make some harness buckles progressively more difficult to open or become stuck in the latched position. The recall involves providing customers with a replacement buckle. The Company does not believe that a recall on similar buckles used in infant car seats is appropriate. However, it is possible that the regulatory agency with authority over the matter, the National Highway Traffic Safety Administration, may ultimately disagree and attempt to force such a recall. If the recall is expanded to include infant car seats, it could have an adverse impact on the results of operations of the Company. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention, may exceed the amount of insurance coverage or could be excluded under the terms of the policy.
A reduction in the Company’s credit ratings could materially and adversely affect its business, financial condition and results of operations.
The Company’s current senior debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are Baa3, BBB- and BBB, respectively. Its current short-term debt credit ratings from Moody’s Investors Service, Standard & Poor’s and Fitch Ratings are P-3, A-3 and F-2, respectively. Moody's has a stable outlook on its ratings, and Fitch and Standard & Poor’s have positive outlooks on their ratings. The Company cannot be sure that any of its current ratings will remain in effect for any given period of time or that a rating will not be lowered by a rating agency if, in its judgment, circumstances in the future so warrant. A downgrade by Moody’s or Standard & Poor’s, which would reduce the Company’s senior debt below investment-grade, could increase the Company’s borrowing costs, which would adversely affect the Company’s financial results. The Company would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources could decrease. If the Company’s short-term ratings were to be lowered, it would limit, or eliminate entirely, the Company’s access to the commercial paper market. The ratings from credit agencies are not recommendations to buy, sell or hold the Company’s securities, and each rating should be evaluated independently of any other rating.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
The following table shows the location and general character of the principal operating facilities owned or leased by the Company. The properties are listed within their designated business segment: Writing, Home Solutions, Tools, Commercial Products and Baby & Parenting. These are the primary manufacturing locations, administrative offices and distribution warehouses of the Company. The Company’s headquarters are in Atlanta, Georgia, and the Company also maintains sales offices throughout the U.S. and the world. Most of the Company’s idle facilities, which are excluded from the following list, are subleased, pending lease expiration, or are for sale. The Company’s properties currently in use are generally in good condition, well-maintained, and are suitable and adequate to carry on the Company’s business.

BUSINESS SEGMENT	LOCATION	CITY	OWNED OR LEASED	GENERAL CHARACTER
WRITING	IL	Oakbrook	L	Writing Instruments
	TN	Shelbyville	O	Writing Instruments
	TN	Maryville	O	Writing Instruments
	TN	Manchester	O	Writing Instruments
	Thailand	Bangkok	O	Writing Instruments

WRITING (CONT.)	India	Chennai	L	Writing Instruments
	China	Shanghai	L	Writing Instruments
	Colombia	Bogota	O	Writing Instruments
	Germany	Hamburg	O	Writing Instruments
	Mexico	Mexicali	L	Writing Instruments
	France	Nantes	O	Writing Instruments
	Venezuela	Maracay	O	Writing Instruments
	Belgium	Sint Niklaas	O	Labeling Technology
	CA	Palo Alto	L	On-line Postage
HOME SOLUTIONS	OH	Mogadore	L/O	Home Products
	KS	Winfield	L/O	Home Products
	Canada	Calgary	L	Home Products
	MO	Jackson	O	Home Storage Systems
	OH	Perrysburg	O	Cookware
	OH	Bowling Green	L	Cookware
	Mexico	Agua Prieta	L	Window Treatments
	NC	High Point	L	Window Treatments
	UT	Ogden	L	Window Treatments
	Canada	Etobicoke	L	Window Furnishings
TOOLS	MA	East Longmeadow	O	Tools
	China	Shanghai	L	Tools
	China	Shenzhen	L	Tools
	ME	Gorham	O	Tools
	IN	Greenfield	L	Tools
	Brazil	Sao Paulo	L	Tools
	Brazil	Carlos Barbosa	O	Tools
	Germany	Hallbergmoos	L	Tools
COMMERCIAL PRODUCTS	TN	Cleveland	O	Commercial Products
	VA	Winchester	O	Commercial Products
	WV	Martinsburg	L	Commercial Products
	PA	Pottsville	L	Commercial Products
	Brazil	Rio Grande Do Sul	L	Commercial Products
	Brazil	Cachoeirinha	O	Commercial Products
	Netherlands	Bentfield	O	Commercial Products
BABY & PARENTING	PA	Exton	L	Infant Products
	Japan	Nara	O	Infant Products
	Japan	Osaka	O	Infant Products
	Germany	Hiddenhausen	O	Infant Products
	Poland	Wloclawek	O	Infant Products
	China	Zhongshan	L	Infant Products
	China	Beijing	L	Infant Products
CORPORATE	GA	Atlanta	L	Office
	Canada	Oakville	L	Office
	Switzerland	Geneva	L	Office
	France	Paris	L	Office
	China	Hong Kong	L	Office
	Japan	Tokyo	L	Shared
	Australia	Dandenong	L	Office
	Italy	Milan	L	Office

SHARED FACILITIES	CA	Victorville	L	Shared Services
	GA	Union City	L	Shared Services
	IL	Freeport	L/O	Shared Services
	NC	Huntersville	L	Shared Services
	UK	Lichfield	L	Shared Services
	Netherlands	Goirle	O	Shared Services
	AR	Bentonville	L	Shared Services
	France	Malissard	L/O	Shared Services
	Canada	Bolton	L	Shared Services

ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is included in Footnote 19 of the Notes to Consolidated Financial Statements and is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM — EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Present Position with the Company
Michael B. Polk	53	President and Chief Executive Officer
William A. Burke	53	Executive Vice President, Chief Operating Officer
Paula S. Larson	51	Executive Vice President, Chief Human Resources Officer
Douglas L. Martin	51	Executive Vice President, Chief Financial Officer
John K. Stipancich	45	Executive Vice President, General Counsel and Corporate Secretary and EMEA Executive Leader
Mark S. Tarchetti	38	Executive Vice President, Chief Development Officer
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
William A. Burke has been Executive Vice President and Chief Operating Officer since October 2012. He served as President, Newell Professional from January 2012 to September 2012, having previously served as President, Tools, Hardware & Commercial Products from January 2009 through 2011, and President, Tools and Hardware from December 2007 to January 2009. Prior thereto, he was President, North American Tools from 2004 through 2006. He served as President of the Company’s Lenox division from 2003 through 2004. From 1982 through 2002, he served in a variety of positions with The Black & Decker Corporation (a manufacturer and marketer of power tools and accessories), culminating as Vice President and General Manager of Product Service.
Paula S. Larson has been Executive Vice President and Chief Human Resources Officer since December 2013. From November 2011 to March 2013, Ms. Larson was Executive Vice President and Chief Human Resources Officer of The Western Union Company (a financial services and communications company). She was also Chief Human Resources Officer for Invensys Plc (a multinational engineering and information technology company) from April 2005 to April 2011. Prior to that time, Ms. Larson held various senior human resources positions at Eaton Corporation (a provider of power management solutions) and subsidiaries of General Electric Company.
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

PART II. OTHER INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is listed on the New York Stock Exchange (symbol: NWL). As of January 31, 2014, there were 11,587 stockholders of record. The following table sets forth the high and low sales prices of the common stock on the New York Stock Exchange Composite Tape for the calendar periods indicated:

	2013		2012
Quarters	High	Low	High	Low
First	$26.11	$21.72	$19.49	$15.93
Second	28.47	24.90	19.12	16.63
Third	27.97	24.32	19.74	16.67
Fourth	32.54	26.29	22.49	18.80
The Company has paid regular cash dividends on its common stock since 1947. For 2013, the Company paid a quarterly cash dividend of $0.15 per share. For 2012, the Company paid a quarterly cash dividend of $0.08 per share in the first quarter, $0.10 per share in each of the second and third quarters, and $0.15 per share in the fourth quarter. The payment of dividends to holders of the Company’s common stock remains at the discretion of the board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors the board of directors deems relevant.
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended December 31, 2013:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2), (3)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2), (3)
October 2013	9,442,339	$29.69	9,442,085	$42,902,190
November 2013	36,122	29.25	—	42,902,190
December 2013	10,059	30.23	—	42,902,190
Total	9,488,520	$29.69	9,442,085
 __________________

(1)
During the three months ended December 31, 2013, all share purchases other than those pursuant to the $300.0 million share repurchase program (the “SRP”) and the $350.0 million accelerated stock buyback program discussed in (3) below (the “ASB”) were made to satisfy employees’ tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In October, November and December, in addition to the shares purchased under the SRP and ASB, the Company purchased 254 shares (average price: $26.01), 36,122 shares (average price: $29.25) and 10,059 shares (average price: $30.23), respectively, in connection with vesting of employees’ stock-based awards.

(2)
Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP was authorized through August 2014. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300 million of its own shares from February 2014 through the end of 2016. The average per share price of shares purchased in October was $27.44. No shares were purchased under the SRP in November and December.

(3)
On October 28, 2013, the Company entered into a Master Confirmation and a Supplemental Confirmation (collectively, the “ASB Agreement”) with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback of the Company’s common stock. Under the ASB Agreement, on October 31, 2013, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9,430,785 shares of the Company’s common stock based on an initial per share amount of $29.69, representing a substantial majority of the shares expected to be delivered under the ASB Agreement. The number of shares that the Company ultimately purchases under the ASB Agreement will be determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB Agreement. Upon settlement following the end of the calculation period, Goldman Sachs will deliver additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, is $350.0 million. Alternatively, if the value of the shares initially delivered, based on the final price, exceeds $350.0 million, the Company will deliver cash or shares of the Company’s common stock (at the Company’s election) to Goldman Sachs for the excess. The calculation period is scheduled to run from October 2013 through April 2014 and may be shortened at the option of Goldman Sachs.

ITEM 6. SELECTED FINANCIAL DATA
The following is a summary of certain consolidated financial data relating to the Company as of and for the year ended December 31, (in millions, except per share data). The summary has been derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company included elsewhere in this report and the schedules thereto.

	2013(1)	2012(1), (2)	2011(1), (2)	2010(2)	2009(2)
STATEMENTS OF OPERATIONS DATA
Net sales	$5,692.5	$5,579.9	$5,511.7	$5,270.5	$5,113.0
Cost of products sold	3,514.3	3,443.8	3,410.6	3,247.1	3,198.1
Gross margin	2,178.2	2,136.1	2,101.1	2,023.4	1,914.9
Selling, general and administrative expenses	1,446.1	1,443.2	1,422.3	1,359.4	1,281.4
Impairment charges	—	—	317.9	—	—
Restructuring costs(3)	111.1	52.9	47.9	76.7	107.6
Operating income	621.0	640.0	313.0	587.3	525.9
Nonoperating expenses:
Interest expense, net	60.3	76.1	86.2	118.4	140.0
Losses related to extinguishments of debt	—	10.9	4.8	218.6	4.7
Other expense (income), net	18.5	(1.3)	13.5	(7.3)	2.3
Net nonoperating expenses	78.8	85.7	104.5	329.7	147.0
Income before income taxes	542.2	554.3	208.5	257.6	378.9
Income taxes	122.1	162.3	21.3	(6.7)	125.5
Income from continuing operations	420.1	392.0	187.2	264.3	253.4
Income (loss) from discontinued operations, net of tax	54.5	9.3	(62.0)	28.5	32.1
Net income	$474.6	$401.3	$125.2	$292.8	$285.5
Weighted-average shares outstanding:
Basic	288.6	291.2	293.6	282.4	280.8
Diluted	291.8	293.6	296.2	305.4	294.4
Earnings (loss) per share:
Basic:
Income from continuing operations	$1.46	$1.35	$0.64	$0.94	$0.90
Income (loss) from discontinued operations	0.19	0.03	(0.21)	0.10	0.11
Net income	$1.64	$1.38	$0.43	$1.04	$1.02
Diluted:
Income from continuing operations	$1.44	$1.34	$0.63	$0.87	$0.86
Income (loss) from discontinued operations	0.19	0.03	(0.21)	0.09	0.11
Net income	$1.63	$1.37	$0.42	$0.96	$0.97
Dividends	$0.60	$0.43	$0.29	$0.20	$0.26
BALANCE SHEET DATA
Inventories, net	$684.4	$696.4	$699.9	$701.6	$688.2
Working capital(4)	681.1	700.3	487.1	466.1	422.6
Total assets	6,069.7	6,222.0	6,160.9	6,405.3	6,423.9
Short-term debt, including current portion of long-term debt	174.8	211.9	367.5	305.0	493.5
Long-term debt, net of current portion	1,661.6	1,706.5	1,809.3	2,063.9	2,015.3
Total stockholders’ equity	$2,075.0	$2,000.2	$1,852.6	$1,905.5	$1,782.2

(1)	Supplemental data regarding 2013, 2012 and 2011 is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(2)
2012, 2011, 2010 and 2009 Statement of Operations data has been adjusted to reclassify the results of operations of the Hardware and Teach businesses to discontinued operations. 2010 and 2009 Statement of Operations data has been adjusted to reclassify the results of operations of the hand torch and solder business to discontinued operations.

(3)
Restructuring costs include asset impairment charges, employee severance and termination benefits, employee relocation costs, and costs associated with exited contractual commitments and other restructuring costs.

(4)	Working capital is defined as Current Assets less Current Liabilities.

Acquisitions of Businesses

No significant acquisitions occurred during the periods presented.
Quarterly Summaries
Summarized quarterly data for the last two years is as follows (in millions, except per share data) (unaudited):

Calendar Year	1st	2nd	3rd	4th	Year
2013
Net sales	$1,240.8	$1,474.7	$1,487.2	$1,489.8	$5,692.5
Gross margin	$473.6	$582.7	$564.9	$557.0	$2,178.2
Income from continuing operations	$63.8	$116.6	$122.3	$117.4	$420.1
(Loss) income from discontinued operations	$(9.6)	$(6.8)	$71.0	$(0.1)	$54.5
Net income	$54.2	$109.8	$193.3	$117.3	$474.6
Earnings per share:
Basic
Income from continuing operations	$0.22	$0.40	$0.42	$0.41	$1.46
(Loss) income from discontinued operations	(0.03)	(0.02)	0.24	—	0.19
Net income	$0.19	$0.38	$0.67	$0.41	$1.64
Diluted
Income from continuing operations	$0.22	$0.40	$0.42	$0.41	$1.44
(Loss) income from discontinued operations	(0.03)	(0.02)	0.24	—	0.19
Net income	$0.19	$0.37	$0.66	$0.41	$1.63
2012 (1)
Net sales	$1,250.5	$1,425.3	$1,456.9	$1,447.2	$5,579.9
Gross margin	$488.0	$552.7	$559.0	$536.4	$2,136.1
Income from continuing operations	$78.3	$106.3	$106.2	$101.2	$392.0
Income from discontinued operations	$1.0	$5.5	$2.1	$0.7	$9.3
Net income	$79.3	$111.8	$108.3	$101.9	$401.3
Earnings per share:
Basic
Income from continuing operations	$0.27	$0.36	$0.37	$0.35	$1.35
Income from discontinued operations	—	0.02	0.01	—	0.03
Net income	$0.27	$0.38	$0.37	$0.35	$1.38
Diluted
Income from continuing operations	$0.27	$0.36	$0.36	$0.35	$1.34
Income from discontinued operations	—	0.02	0.01	—	0.03
Net income	$0.27	$0.38	$0.37	$0.35	$1.37

(1)	The 2012 quarterly data has been adjusted to reclassify the results of operations of the Hardware and Teach businesses to discontinued operations.

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

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco® and Aprica®.
The Company is executing its Growth Game Plan, which is its strategy to simplify the organization and free up resources to invest in growth initiatives and strengthened capabilities in support of the Company’s brands. The changes being implemented in the execution of the Growth Game Plan are considered key enablers to building a bigger, faster-growing, more global and more profitable company.
During 2013, the Company continued the cadence of consistent execution and delivery while simultaneously driving its change agenda to propel the Growth Game Plan into action. During 2013, the Company transitioned from the delivery phase of the Growth Game Plan to the strategic phase. The Company expects to remain focused on the strategic phase in 2014.
The Company is driving the Growth Game Plan into action and simplifying its structure through the execution of Project Renewal. In the Growth Game Plan operating model, the Company has reorganized around two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five segments and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
During 2013, the Company divested its Hardware and Teach businesses, which were primarily included in the former Specialty segment at December 31, 2012. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. These divested businesses consist of convenience, cabinet and window hardware (Bulldog, Ashland and Amerock, as well as the Levolor®-branded and private label drapery hardware business), manual paint applicators (Shur-line) and interactive teaching solutions (mimio and Headsprout). The remaining businesses in the former Specialty segment, specifically Dymo Office and Endicia, were combined with the Writing segment given the significant channel and operating synergies.

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The following is a summary of the Company’s progress in 2013 in driving the Growth Game Plan into action:

•
Core sales, which exclude foreign currency, increased 3.2% in 2013 compared to 2012, with core sales growth in every segment. Core sales increased 10.2% in the Baby & Parenting segment, with improved sales in North America primarily due to launches of innovative new products and expanded distribution. Core sales grew 3.9% in the Commercial Products segment, driven by volume growth in both North America and Latin America. Core sales in the Tools segment grew 3.4% due in large part to expanded distribution and the success of expanded product offerings in Brazil. Core sales grew 2.9% in the Home Solutions segment, primarily driven by targeted marketing initiatives in Rubbermaid Consumer, new Levolor product launches and increased distribution in Calphalon. Core sales increased 0.1% in the Writing segment, as core sales growth in Latin America and price increases, particularly in Venezuela, was substantially offset by weak Fine Writing results in China and office superstore channel contraction in the U.S. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts, with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency.

•
Core sales growth in Latin America and North America of 26.6% and 3.0%, respectively, were partially offset by core sales declines in Europe and Asia Pacific. The Latin America core sales growth was driven by volume and price increases in the Writing segment and new product launches and increased distribution in the Tools segment. The North America core sales increase was driven primarily by the Baby & Parenting segment. Continued macroeconomic challenges in Western Europe were the primary driver of a 3.3% core sales decline in the Europe, Middle East, and Africa region, and weak Fine Writing results in China were the primary driver of a 2.4% core sales decline in Asia Pacific.

•
Gross margin was 38.3%. Productivity was offset by inflation and unfavorable mix. The unfavorable mix impact was attributable to core sales growth being driven by segments and regions with gross margins that are lower than the Company’s average.

•
The composition of the Company’s selling, general and administrative (“SG&A”) expenses continued to shift to strategic from structural costs, with increased investment in advertising and promotion and enhanced capabilities to drive sales, enhance the new product pipeline, develop growth platforms and expand geographically. During 2013, the Company’s spend for strategic brand-building and consumer demand creation and commercialization activities included spend for the following:

•	a television advertising campaign in support of Paper Mate® InkJoy®;

•	a new line of premium Sharpie® markers called Sharpie® Neon;

•	a new line of Paper Mate mechanical pencils, with exceptional design;

•	targeted merchandising and marketing programs in Rubbermaid® Consumer;

•	the extension of Rubbermaid LunchBloxTM food containers and a new line of beverage containers;

•	new retail distribution in Calphalon® and Goody®;

•
hilmorTM, a new brand of professional tools that revolutionizes the heating, ventilation and air conditioning/refrigeration (HVAC/R) tool category with 150 tools featuring intuitive functionality and durable designs to make HVAC/R technicians’ jobs easier and more efficient;

•	significant expansion of the hand tool product offering in Brazil;

•	the launch of Irwin® DuplaTM, a new double-sided hacksaw blade, in Brazil;

•	marketing programs and television advertising in Irwin in support of National Tradesmen Day;

•	new Rubbermaid Commercial Products® Executive Series line of cleaning products for luxury hotels around the world;

•	a new Graco® travel system called Graco ModesTM in North America, 3 strollers in 1 with ten riding options from infant to toddler; and

•
support for the continued expansion of sales forces in the Tools, Writing and Commercial Products segments to drive greater sales penetration, enhance the availability of products and to support geographic expansion for these Win Bigger businesses.

•
Continued execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business resulting in the realization of over $100 million in annualized savings in 2013 related to Project Renewal. In 2013, the Company took significant steps in implementing the

Organizational Simplification, EMEA Simplification and Best Cost Finance workstreams, requiring $111 million of restructuring costs.

•
Realized an $11 million foreign exchange loss in 2013 due to the devaluation of the Venezuelan Bolivar because of highly inflationary accounting for the Company’s Venezuelan operations, which is included in other expense (income).

•
Reported a 22.5% effective tax rate in 2013 compared to 29.3% in 2012 primarily due to the geographical mix in earnings, net tax benefits that are discrete to 2013, and net tax expenses that are discrete to 2012.

•
Sold the Hardware and Teach businesses, primarily included in the former Specialty segment, during 2013. The Company recorded a net gain of $59 million, net of tax, which included a net gain from the sale of the Hardware business partially offset by a net loss associated with the sale of the Teach business. The results of operations of the Hardware and Teach businesses as well as the net gain on sale are presented in discontinued operations in the statements of operations.

•	Continued the $300.0 million three-year share repurchase plan, pursuant to which the Company repurchased and retired an additional 4.7 million shares of common stock for $119.5 million during 2013.

•
Effected an accelerated stock buyback (“ASB”) of the Company’s common stock, under which the Company paid an initial purchase price of $350.0 million and the Company received 9,430,785 shares of common stock, representing a substantial majority of the shares expected to be delivered under the ASB. The number of shares ultimately purchased under the ASB will be determined by a formula tied to the volume-weighted average share price of the Company’s stock during the term of the program, expected to be completed no later than April 2014.

Key Initiatives
Project Renewal
In October 2011, the Company launched Project Renewal, a program designed to reduce complexity in the organization and increase investment in the most significant growth platforms within the business, funded by a reduction in structural SG&A costs. Project Renewal is designed to simplify and align the business around two key activities - Brand & Category Development and Market Execution & Delivery. Project Renewal encompasses projects centered around five workstreams:

•	Organizational Simplification: The Company has de-layered its top structure and further consolidated its businesses from nine GBUs to five business segments.

•	EMEA Simplification: The Company will focus its resources on fewer products and countries, while simplifying go-to-market, delivery and back office support structures.

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
The total costs of Project Renewal through 2015 are expected to be $340 million to $375 million, with $300 million to $340 million representing cash costs. Approximately 75% of the cash costs consist of employee-related costs, including severance, retirement and other termination benefits and costs, as approximately 2,250 employees are expected to be impacted as a result of the implementation of the Project Renewal initiatives. Project Renewal is expected to be fully implemented by mid-2015 and generate annualized savings of $270 million to $325 million. The majority of these savings will be reinvested in the business to strengthen brand building and selling capabilities.

Through December 31, 2013, the Company had incurred $182 million and $35 million of restructuring and restructuring-related costs, respectively. Restructuring-related costs represent certain organizational change implementation costs and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. The majority of the restructuring costs represent employee-related cash costs, including severance, retirement and other termination benefits and costs, and through December 31, 2013, the Company’s total headcount has been reduced by approximately 1,800 employees as a result of Project Renewal initiatives. The Company has realized approximately $200 million of annualized savings to date.

The following table summarizes the estimated costs, savings and employee headcount impacts of Project Renewal, as well as the actual results through 2013 (amounts in millions, except Headcount):

	Total Project	Through December 31, 2013	Remaining through mid-2015
Cost	$340 - $375	$217	$123 - $158
Savings	$270 - $325	$200	$70 - $125
Headcount	2,250	1,800	450
In 2013, the Company initiated the following activities as part of Project Renewal:

•
The restructuring of the Development organization as part of the Organizational Simplification workstream, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence - a design center in Kalamazoo, Michigan, which is expected to open by early 2014; the creation of a larger, independent consumer marketing research organization; the consolidation of the marketing function into a global center of excellence; and the staffing of the Company’s global e-commerce initiative.

•
The implementation of the EMEA Simplification workstream, initiating projects aimed at refocusing the region on profitable growth, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. The Company has also begun exiting certain markets and product lines to reduce complexity and infrastructure in EMEA and improve margins, including initiating the following actions:

•	Exiting direct sales in over 50 of the 120 countries and territories that the EMEA region serves;

•	Discontinuing the Baby & Parenting business in about 19 countries;

•	Discontinuing several lines of Baby & Parenting products; and

•	Exiting the custom-logo Fine Writing business.

•	The implementation of the Best Cost Finance workstream by consolidating and realigning its shared services and decision support capabilities.

•
The refocusing of its channel marketing team and realignment of its distributor and field sales organizations in the Delivery organization to enable cost savings to be reinvested into new capabilities.

•	The rollout of a new Global Supply Chain organization in the Delivery organization to strengthen capabilities across all five supply chain disciplines of Plan, Source, Make, Deliver and Serve.

•	The initiation of projects to streamline the three business partnering functions, Human Resources, Finance/IT and Legal, and to align these functions with the new operating structure.

•	The closure of its U.S. manufacturing facility in Lowell, Indiana related to its Hardware business (included in discontinued operations).

Over the past two years, the Company reduced structural overhead by eliminating the operating groups, consolidating its 13 GBUs into five business segments and consolidating its sales organization into the newly formed Customer Development Organization. The Company also completed the consolidation of its Greenville, Texas operations into its existing operations in Kansas and Ohio.
One Newell Rubbermaid
The Company strives to leverage common business activities and best practices to build functional capabilities and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared services centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company is expanding its focus on leveraging common business activities and best practices by reorganizing the business around two of the critical elements of the Growth Game Plan - Brand & Category Development and Market Execution & Delivery, enhancing its newly created Customer Development Organization, creating a new Global Supply Chain organization and creating new centers of excellence for design and innovation capabilities and marketing capabilities.
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. During 2013, certain operations within the Company’s Hardware business and the Company’s Brazil operations went live on SAP. As of December 31, 2013, substantially all of the North American, European and Brazilian operations of the Company’s five reportable business segments have successfully gone live on SAP.
Foreign Currency - Venezuela
The Company accounts for its Venezuelan operations using highly inflationary accounting, and therefore, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In February 2013, the exchange rate for Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar. Previously, the Company remeasured its operations denominated in Bolivar Fuertes at the rate of exchange used by the Transaction System for Foreign Currency Denominated Securities (SITME) of 5.3 Bolivar Fuertes to U.S. Dollar. As a result, the Company recorded a charge of $11 million in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes.
As of December 31, 2013, the Company’s Venezuelan subsidiary had approximately $87.3 million of net monetary assets denominated in Bolivar Fuertes at the rate of 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of $9 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $8 million and $4 million, respectively.

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

	2013		2012		2011
Net sales	$5,692.5	100.0%	$5,579.9	100.0%	$5,511.7	100.0%
Cost of products sold	3,514.3	61.7	3,443.8	61.7	3,410.6	61.9
Gross margin	2,178.2	38.3	2,136.1	38.3	2,101.1	38.1
Selling, general and administrative expenses	1,446.1	25.4	1,443.2	25.9	1,422.3	25.8
Impairment charges	—	—	—	—	317.9	5.8
Restructuring costs	111.1	2.0	52.9	0.9	47.9	0.9
Operating income	621.0	10.9	640.0	11.5	313.0	5.7
Nonoperating expenses:
Interest expense, net	60.3	1.1	76.1	1.4	86.2	1.6
Losses related to extinguishments of debt	—	—	10.9	0.2	4.8	0.1
Other expense (income), net	18.5	0.3	(1.3)	—	13.5	0.2
Net nonoperating expenses	78.8	1.4	85.7	1.5	104.5	1.9
Income before income taxes	542.2	9.5	554.3	9.9	208.5	3.8
Income tax expense	122.1	2.1	162.3	2.9	21.3	0.4
Income from continuing operations	420.1	7.4	392.0	7.0	187.2	3.4
Income (loss) from discontinued operations	54.5	1.0	9.3	0.2	(62.0)	(1.1)
Net income	$474.6	8.3%	$401.3	7.2%	$125.2	2.3%

Results of Operations — 2013 vs. 2012
Net sales for 2013 were $5,692.5 million, representing an increase of $112.6 million, or 2.0%, from $5,579.9 million for 2012. The following table sets forth an analysis of changes in consolidated net sales for 2013 as compared to 2012 (in millions, except percentages):

Core sales	$179.0	3.2%
Foreign currency	(66.4)	(1.2)
Total change in net sales	$112.6	2.0%
Core sales increased 3.2% compared to the prior year, as core sales increased in every segment. Geographically, the core sales growth was driven by double-digit core sales growth in the Latin America region and single-digit core sales growth in the North America region. The growth in these markets was partially offset by declines in Europe and in the Asia Pacific region. Core sales in the Company’s North American and international businesses increased 3.0% and 3.6%, respectively. In North America, the 3.0% core sales growth was driven by growth in the Baby & Parenting and Home Solutions segments. Core sales in the Company’s Latin America businesses increased 26.6%, including a core sales increase in the Writing segment driven by increased volumes and price increases implemented in response to the devaluation of the Venezuelan Bolivar, as well as a core sales increase in the Tools segment driven by growth in Mexico and Brazil. Core sales in Europe declined 3.3%, reflecting the ongoing macroeconomic challenges in Western Europe. In the Asia Pacific region, core sales declined 2.4% driven by a decline in Fine Writing due to the transitioning of the distribution model in China to better align inventory levels with consumer level point-of-sale and an overall slowdown in the category. Foreign currency had the impact of reducing net sales by 1.2%.
Gross margin, as a percentage of net sales, for 2013 was 38.3%, or $2,178.2 million. Productivity was offset by inflation and unfavorable mix for the year. The unfavorable mix resulted from core sales growth being driven by segments and regions with gross margins that are lower than the Company’s average gross margin.
SG&A expenses for 2013 were 25.4% of net sales, or $1,446.1 million, versus 25.9% of net sales, or $1,443.2 million, for 2012. During 2013, the Company invested an incremental $15.5 million in brand-building activities, including advertising and promotion, to support new products, marketing initiatives, new market entries and global expansion. The increase in SG&A costs associated with brand-building activities was offset by the impacts of structural cost savings initiatives and ongoing restructuring projects, foreign currency and lower restructuring-related costs. In 2013, restructuring-related and organizational change implementation costs associated with Project Renewal were $23.8 million, which compared to restructuring-related costs for Project Renewal and the European Transformation Plan of $31.9 million in 2012.
The Company recorded restructuring costs of $111.1 million and $52.9 million for 2013 and 2012, respectively. The year-over-year increase in restructuring costs is primarily due to the implementation of restructuring plans and initiatives under Project Renewal in Europe in 2013 as part of the EMEA Simplification workstream. The restructuring costs in 2013 primarily relate to Project Renewal and consisted of $4.9 million for facility and other exits, including asset impairment costs; $89.4 million of employee severance, termination benefits and employee relocation costs; and $16.8 million of exited contractual commitments and other restructuring costs. The restructuring costs in 2012 relate to Project Renewal and the European Transformation Plan and consisted of a net benefit of $(0.7) million for facility and other exits, including asset impairment costs; $41.9 million of employee severance, termination benefits and employee relocation costs; and $11.7 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2013 was 10.9% of net sales, or $621.0 million, versus 11.5% of net sales, or $640.0 million for 2012. The decrease in operating margin was primarily due to the increase in restructuring costs.
Net nonoperating expenses for 2013 were $78.8 million versus $85.7 million for 2012. Interest expense for 2013 was $60.3 million, a decrease of $15.8 million from $76.1 million for 2012, due to lower average debt levels and lower average interest rates. In February 2013, the exchange rate for Venezuelan Bolivar Fuertes declined to 6.3 Bolivar Fuertes to U.S. Dollar, and as a result, the Company recorded a foreign currency exchange loss of $11.1 million to reduce the value of the net monetary assets of its Venezuelan operations that are denominated in Bolivar Fuertes. During 2013, the Company recognized foreign exchange transactional losses of $9.9 million, excluding the impact of the devaluation of the Venezuelan Bolivar Fuertes, compared to foreign exchange gains of $2.6 million for 2012, as certain of the Company’s primary currencies generally depreciated against the U.S. Dollar during 2013 compared to appreciating in 2012. Losses related to extinguishments of debt of $10.9 million in 2012 represent the costs associated with the early retirement of the junior convertible subordinated debentures underlying the quarterly income preferred securities and the 5.5% Senior Notes due April 2013 (the “2013 Notes”).
The Company’s effective income tax rate was 22.5% and 29.3% for 2013 and 2012, respectively, resulting in $122.1 million and $162.3 million of expense for 2013 and 2012, respectively. The tax rate for 2013 was impacted by the geographical mix in earnings and $7.9 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. Additionally, the 2013 tax rate was impacted by $19.5 million of net tax benefits associated with the recognition of incremental deferred tax assets. The tax rate for 2012 was adversely impacted by $23.1 million of income tax expense associated with incremental tax contingencies and the expiration of various statutes of limitation.
The income from discontinued operations was $54.5 million for 2013 compared to $9.3 million for 2012. Income from discontinued operations during 2013 and 2012 primarily relates to the Company’s Hardware and Teach businesses, which were sold during 2013. (Loss) income from discontinued operations was $(5.0) million and $7.6 million for 2013 and 2012, respectively. The sale of the Hardware and Teach businesses resulted in a net gain (including impairment charges) of $59.5 million in 2013, and the settlement of the sale of the hand torch and solder business resulted in a net gain of $1.7 million in 2012. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.
Results of Operations — 2012 vs. 2011
Net sales for 2012 were $5,579.9 million, representing an increase of $68.2 million, or 1.2%, from $5,511.7 million for 2011. The following table sets forth an analysis of changes in consolidated net sales for 2012 as compared to 2011 (in millions, except percentages):

Core sales	$159.2	2.9%
Foreign currency	(91.0)	(1.7)
Total change in net sales	$68.2	1.2%
Core sales increased 2.9% compared to the prior year, driven by growth in the Company’s international businesses, particularly in emerging markets, with double-digit core sales growth in the Latin America and Asia Pacific regions. The growth in emerging markets was partially offset by a decline in the Company’s European business due to a challenging macroeconomic environment. Core sales increased 2.6% and 3.5% at the Company’s North American and international businesses, respectively. All segments except Home Solutions reported core sales growth. Foreign currency had the impact of reducing net sales by 1.7%.
Gross margin, as a percentage of net sales, for 2012 was 38.3%, or $2,136.1 million, versus 38.1% of net sales, or $2,101.1 million, for 2011. Pricing and productivity were partially offset by input cost inflation.
SG&A expenses for 2012 were 25.9% of net sales, or $1,443.2 million, versus 25.8% of net sales, or $1,422.3 million, for 2011. SG&A expenses increased $20.9 million primarily due to $20.3 million of incremental investments in strategic SG&A activities to support new products, marketing initiatives, new market entries and global expansion, and a $12.4 million increase in structural SG&A due to increased annual incentive compensation, offset by savings from structural cost savings initiatives and ongoing restructuring projects. Total restructuring-related costs decreased $5.5 million. Restructuring-related costs associated with the European Transformation Plan decreased $13.1 million to $24.3 million, as the project neared completion toward the end of 2012. In 2012, the Company incurred $7.6 million of restructuring-related costs associated with Project Renewal. Lastly, $6.3 million of incremental costs in 2011 associated with the Company’s Chief Executive Officer transition did not recur in 2012.
The Company recorded non-cash impairment charges of $317.9 million during 2011, principally relating to the impairment of goodwill in the Company’s Baby & Parenting segment. There were no similar charges recorded during 2012.
The Company recorded restructuring costs of $52.9 million and $47.9 million for 2012 and 2011, respectively. The restructuring costs in 2012 and 2011 relate to Project Renewal and the European Transformation Plan. Restructuring costs in 2012 consisted of a net benefit of $(0.7) million for facility and other exit costs, including asset impairment costs; $41.9 million of employee severance, termination benefits and employee relocation costs; and $11.7 million of exited contractual commitments and other restructuring costs. The restructuring costs for 2011 consisted of $7.9 million of facility and other exit costs, including asset impairment costs; $31.6 million of employee severance, termination benefits and employee relocation costs; and $8.4 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Consolidated Financial Statements for further information.
Operating income for 2012 was 11.5% of net sales, or $640.0 million, versus 5.7% of net sales, or $313.0 million for 2011. Excluding the impact of the $317.9 million of impairment charges, which were 5.8% of net sales, operating income for 2011 would be $630.9 million, or 11.4% of net sales for 2011.
Net nonoperating expenses for 2012 were $85.7 million versus $104.5 million for 2011. Interest expense for 2012 was $76.1 million, a decrease of $10.1 million from $86.2 million for 2011, due to lower average debt levels in 2012. Losses related to extinguishments of debt were $10.9 million for 2012 compared to $4.8 million in 2011. During 2012, the Company recognized foreign exchange transactional gains of $2.6 million compared to foreign exchange losses of $14.5 million for 2011, as currencies generally appreciated against the U.S. Dollar during 2012 compared to depreciating in 2011.
The Company’s effective income tax rate was 29.3% and 10.2% for 2012 and 2011, respectively, resulting in tax expense of $162.3 million and $21.3 million for 2012 and 2011, respectively. The increase in income tax expense is primarily attributable to increased pretax income in 2012 and a change in the geographical mix in earnings, as well as $23.1 million of income tax expense attributable to charges resulting from incremental tax contingencies and the expiration of various statutes of limitation. The income tax expense in 2011 is net of a $72.4 million tax benefit the Company was able to record associated with the $317.9 million of impairment charges. Additionally, the 2011 income tax expense is net of the favorable impact of $49.0 million of benefits due to the reversal of accruals for certain tax contingencies, including interest and penalties, upon the expiration of various worldwide statutes of limitation.

The net income from discontinued operations was $9.3 million for 2012 compared to net loss from discontinued operations of $(62.0) million for 2011. Income (loss) from discontinued operations during 2012 and 2011 relate to the Company’s hand torch and solder business, which was sold on July 1, 2011, and the Hardware and Teach businesses sold in the third quarter of 2013. Income (loss) from discontinued operations was $7.6 million and $(46.8) million for 2012 and 2011, respectively. The loss from discontinued operations for 2011 includes $60.9 million of goodwill impairment, net of tax, associated with the Hardware business. The sale of the hand torch and solder business in 2011 resulted in a loss on sale of $(15.2) million, and the settlement of the sale of the hand torch and solder business resulted in a net gain of $1.7 million in 2012. See Footnote 2 of the Notes to Consolidated Financial Statements for further information.

Business Segment Operating Results:
2013 vs. 2012 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2013	2012	% Change
Writing	$1,706.1	$1,724.2	(1.0)%
Home Solutions	1,593.3	1,553.8	2.5
Tools	817.9	806.1	1.5
Commercial Products	785.9	759.7	3.4
Baby & Parenting	789.3	736.1	7.2
Total net sales	$5,692.5	$5,579.9	2.0%
The following table sets forth an analysis of changes in net sales in each segment for 2013 as compared to 2012:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	0.1%	2.9%	3.4%	3.9%	10.2%
Foreign currency	(1.1)	(0.4)	(1.9)	(0.5)	(3.0)
Total change in net sales	(1.0)%	2.5%	1.5%	3.4%	7.2%

Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2013	2012	% Change
Writing(1),(2)	$389.9	$334.9	16.4%
Home Solutions(2)	212.1	197.3	7.5
Tools	68.3	109.8	(37.8)
Commercial Products	82.5	92.9	(11.2)
Baby & Parenting(1)	91.2	72.7	25.4
Restructuring costs	(111.1)	(52.9)	(110.0)
Corporate(3)	(111.9)	(114.7)	2.4
Total operating income	$621.0	$640.0	(3.0)%

(1)	For 2013, includes restructuring-related costs associated with Project Renewal of $0.3 million and $0.8 million for the Writing and Baby & Parenting segments, respectively.

(2)	For 2012, includes restructuring-related costs associated with Project Renewal of $1.2 million and $4.9 million attributable to the Writing and Home Solutions segments, respectively.

(3)
Includes organizational change implementation and restructuring-related costs of $23.8 million and $4.1 million for 2013 and 2012, respectively, associated with Project Renewal. Includes restructuring-related costs of $24.3 million for 2012 associated with the European Transformation Plan.

Writing
Net sales for 2013 were $1,706.1 million, a decrease of $18.1 million, or 1.0%, from $1,724.2 million for 2012. Core sales increased 0.1%, driven by a strong back-to-school season in North America and double-digit core sales growth in Latin America due to the rollout of new products, strong back-to-school sell-in, and price increases implemented in response to the devaluation of the Venezuelan Bolivar, partially offset by a challenging macroeconomic environment in Western Europe, declines in Fine Writing in Asia due to the transitioning of the distribution model in China and an overall slowdown in the category in that region, and declines in the office superstore channel in the U.S. Excluding the impacts of currency, the segment’s North American businesses reported a core sales decline of 2.1% while the segment’s international businesses reported core sales increase of 2.8%. Foreign currency had an unfavorable impact of 1.1% on net sales.
Operating income for 2013 was $389.9 million, or 22.9% of net sales, an increase of $55.0 million, or 16.4%, from $334.9 million, or 19.4% of net sales, for 2012. The 350 basis point increase in operating margin is primarily attributable to gross margin expansion, as net pricing and productivity more than offset input cost inflation. SG&A costs as a percentage of net sales decreased 40 basis points, as the Company invested additional amounts in strategic SG&A in the prior year to support the launches of Paper Mate® InkJoy® and the Parker® Ingenuity Collection.
Home Solutions
Net sales for 2013 were $1,593.3 million, an increase of $39.5 million, or 2.5%, from $1,553.8 million for 2012. Core sales increased 2.9%, led by mid-single-digit growth in the Rubbermaid Consumer business due to focused merchandising activities, successful new product launches from Levolor, and distribution gains from Calphalon. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 2.9% and 6.2%, respectively. Foreign currency had an unfavorable impact of 0.4% on net sales.
Operating income for 2013 was $212.1 million, or 13.3% of net sales, an increase of $14.8 million, or 7.5%, from $197.3 million, or 12.7% of net sales, for 2012. The 60 basis point operating margin improvement is primarily attributable to a 120 basis point reduction in SG&A costs as a percentage of net sales due to lower strategic spend in 2013, leverage of fixed costs with an increase in net sales, and Project Renewal driven structural SG&A cost reductions. The improvement in SG&A as a percentage of net sales was slightly offset by less favorable mix and inflation.
Tools
Net sales for 2013 were $817.9 million, an increase of $11.8 million, or 1.5%, from $806.1 million for 2012. Core sales increased 3.4% mainly driven by double-digit growth in Latin America attributable to the success of the expanded product offering in Brazil and continued investment in selling capabilities. Excluding the impacts of foreign currency, core sales declines of 1.3% at the segment’s North American businesses were more than offset by a 10.2% core sales increase in the segment’s international businesses. Foreign currency had an unfavorable impact of 1.9% on net sales.
Operating income for 2013 was $68.3 million, or 8.4% of net sales, a decrease of $41.5 million, or 37.8%, from $109.8 million, or 13.6% of net sales, for 2012. The 520 basis point decrease in operating margin is primarily attributable to a 380 basis point increase in SG&A costs as a percentage of net sales due to higher brand-building investments, including increased advertising and promotion expenses, and sustained investments in selling and marketing capabilities in certain regions and businesses.
Commercial Products
Net sales for 2013 were $785.9 million, an increase of $26.2 million, or 3.4%, from $759.7 million for 2012. Core sales increased 3.9%, primarily driven by strong volume growth in both North America and Latin America attributable to programming and new product offerings. Excluding the impacts of foreign currency, sales at the segment’s North American and international businesses increased 3.3% and 8.2%, respectively. Foreign currency had an unfavorable impact of 0.5% on net sales.
Operating income for 2013 was $82.5 million, or 10.5% of net sales, a decrease of $10.4 million, or 11.2%, from $92.9 million, or 12.2% of net sales, for 2012. The 170 basis point decrease in operating margin is attributable to higher promotional activity and increased brand investments, as SG&A increased 150 basis points as a percentage of net sales.
Baby & Parenting
Net sales for 2013 were $789.3 million, an increase of $53.2 million, or 7.2%, from $736.1 million for 2012. Core sales increased 10.2%, primarily attributable to market share gains, increased distribution and innovative new products in North America. Excluding the impacts of foreign currency, sales at the segment’s North American businesses increased 19.2%, while sales at the segment’s international businesses decreased 3.7%. Foreign currency had an unfavorable impact of 3.0% on net sales.
Operating income for 2013 was $91.2 million, or 11.6% of net sales, an increase of $18.5 million, or 25.4%, from $72.7 million, or 9.9% of net sales, for 2012. The 170 basis point increase in operating margin is largely attributable to Project Renewal cost savings and increased leverage, as SG&A decreased 410 basis points as a percentage of net sales. The improvement in operating margin was slightly offset by unfavorable mix and transactional foreign currency.
2012 vs. 2011 Business Segment Operating Results
Net sales by segment were as follows for the years ended December 31, (in millions, except percentages):

	2012	2011	% Change
Writing	$1,724.2	$1,708.2	0.9%
Home Solutions	1,553.8	1,602.0	(3.0)
Tools	806.1	779.6	3.4
Commercial Products	759.7	741.5	2.5
Baby & Parenting	736.1	680.4	8.2
Total net sales	$5,579.9	$5,511.7	1.2%
The following table sets forth an analysis of changes in net sales in each segment for 2012 as compared to 2011:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	3.2%	(2.7)%	7.1%	3.6%	9.8%
Foreign currency	(2.3)	(0.3)	(3.7)	(1.1)	(1.6)
Total change in net sales	0.9%	(3.0)%	3.4%	2.5%	8.2%

Operating income (loss) by segment was as follows for the years ended December 31, (in millions, except percentages):

	2012	2011	% Change
Writing(1)	$334.9	$322.4	3.9%
Home Solutions(1)	197.3	202.2	(2.4)
Tools	109.8	119.1	(7.8)
Commercial Products	92.9	108.3	(14.2)
Baby & Parenting	72.7	51.6	40.9
Impairment charges	—	(317.9)	NMF
Restructuring costs	(52.9)	(47.9)	(10.4)
Corporate(2)	(114.7)	(124.8)	8.1
Total operating income	$640.0	$313.0	104.5%
NMF - Not meaningful figure

(1)	For 2012, includes restructuring-related costs associated with Project Renewal of $1.2 million and $4.9 million attributable to the Writing and Home Solutions segments, respectively.

(2)
Includes restructuring-related costs of $24.3 million and $37.4 million for 2012 and 2011, respectively, associated with the European Transformation Plan and $4.1 million of restructuring-related costs associated with Project Renewal for 2012. The 2011 operating income also includes $6.3 million of incremental costs associated with the Company’s Chief Executive Officer transition in 2011.

Writing
Net sales for 2012 were $1,724.2 million, an increase of $16.0 million, or 0.9%, from $1,708.2 million for 2011. Core sales increased 3.2%, driven by a strong back-to-school season and double-digit core sales growth in the Latin American markets due to the rollout of new products, partially offset by a challenging macroeconomic environment in Western Europe which adversely impacted the fine writing business. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 4.0% and 2.2%, respectively. Foreign currency had an unfavorable impact of 2.3% on net sales.
Operating income for 2012 was $334.9 million, or 19.4% of net sales, an increase of $12.5 million, or 3.9%, from $322.4 million or 18.9% of net sales, for 2011. The 50 basis point increase in operating margin is primarily attributable to a 50 basis point decline in SG&A costs as a percentage of net sales. SG&A costs as a percentage of net sales decreased due to cost savings realized from Project Renewal and European Transformation plan initiatives, and the cost savings were partially offset by higher brand building and ongoing strategic SG&A spending to support the continued rollout of Paper Mate® InkJoy®.
Home Solutions
Net sales for 2012 were $1,553.8 million, a decrease of $48.2 million, or 3.0%, from $1,602.0 million for 2011. Core sales declined 2.7%, primarily due to continuing challenges in the Décor business and also due to a change in merchandising strategy by a significant retail customer in North America, which impacted the Décor and Culinary businesses. Excluding the impacts of currency, sales at the segment’s North American and international businesses decreased 2.7% and 1.3%, respectively. Foreign currency had an unfavorable impact of 0.3% on net sales.
Operating income for 2012 was $197.3 million, or 12.7% of net sales, a decrease of $4.9 million, or 2.4%, from $202.2 million, or 12.6% of net sales, for 2011. The 10 basis point increase in operating margin is attributable to a 20 basis point decrease in SG&A costs as a percentage of net sales due to savings realized from Project Renewal.

Tools
Net sales for 2012 were $806.1 million, an increase of $26.5 million, or 3.4%, from $779.6 million for 2011. Core sales increased 7.1%, driven by the introduction of new products in North America and continued investment in sales forces in international markets. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 6.6% and 7.8%, respectively. Foreign currency had an unfavorable impact of 3.7% on net sales.
Operating income for 2012 was $109.8 million, or 13.6% of net sales, a decrease of $9.3 million, or 7.8%, from $119.1 million, or 15.3% of net sales, for 2011. The 170 basis point decrease in operating margin is partially attributable to input cost inflation and unfavorable mix, partially offset by pricing and productivity. The decrease was also the result of a 110 basis point increase in SG&A costs as a percentage of net sales due to higher brand building and ongoing strategic SG&A spending, structural SG&A to support geographic expansion, and sustained investment in selling and marketing resources in certain businesses.

Commercial Products
Net sales for 2012 were $759.7 million, an increase of $18.2 million, or 2.5%, from $741.5 million for 2011. Core sales increased 3.6%. Excluding the impacts of currency, sales at the segment’s North American businesses increased 6.2% while sales declined 10.1% at international businesses, primarily due to softness in the European markets. Foreign currency had an unfavorable impact of 1.1% on net sales.
Operating income for 2012 was $92.9 million, or 12.2% of net sales, a decrease of $15.4 million, or 14.2%, from $108.3 million, or 14.6% of net sales, for 2011. The 240 basis point decrease in operating margin is primarily attributable to a 280 basis point increase in SG&A costs as a percentage of net sales due to higher brand building and ongoing strategic SG&A spending, structural SG&A to support geographic expansion primarily in Latin America, and sustained investments in selling and marketing resources, partially offset by gross margin expansion.
Baby & Parenting
Net sales for 2012 were $736.1 million, an increase of $55.7 million, or 8.2%, from $680.4 million for 2011. Core sales increased 9.8%, which was primarily attributable to improvements in sales at the retail level in North America and sustained growth momentum in the Asia Pacific markets attributable to new products. Excluding the impacts of currency, sales at the segment’s North American and international businesses increased 10.5% and 8.9%, respectively. Foreign currency had an unfavorable impact of 1.6% on net sales.
Operating income for 2012 was $72.7 million, or 9.9% of net sales, an increase of $21.1 million, or 40.9%, from $51.6 million, or 7.6% of net sales, for 2011. The 230 basis point increase in operating margin is attributable to productivity, favorable mix and better leverage of SG&A costs on the net sales increase, partially offset by input cost inflation.

Non-GAAP Financial Measures
The Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K contains non-GAAP financial measures. The Company uses certain non-GAAP financial measures in explaining its results and in its internal evaluation and management of its businesses. The Company’s management believes these non-GAAP financial measures are useful since these measures (a) permit users of the financial information to view the Company’s performance using the same tools that management uses to evaluate the Company’s past performance, reportable business segments and prospects for future performance and (b) determine certain elements of management’s incentive compensation.
The Company’s management believes that core sales is useful because it demonstrates the effect of foreign currency on reported sales. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in the prior year, to the current and prior year local currency sales amounts, with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency. The Company uses core sales as one of the three performance criteria in its management cash bonus plan.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Year Ended December 31, 2013
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.0%	(3.3)%	26.6%	(2.4)%	3.6%	3.2%
Foreign currency	(0.2)	2.1	(9.6)	(8.3)	(3.7)	(1.2)
Total change in net sales	2.8%	(1.2)%	17.0%	(10.7)%	(0.1)%	2.0%

	Year Ended December 31, 2012
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	2.6%	(4.9)%	14.8%	11.0%	3.5%	2.9%
Foreign currency	(0.1)	(7.2)	(8.4)	(0.1)	(5.5)	(1.7)
Total change in net sales	2.5%	(12.1)%	6.4%	10.9%	(2.0)%	1.2%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
Cash Flows
Cash and cash equivalents increased as follows for the years ended December 31, (in millions):

	2013	2012	2011
Cash provided by operating activities	$605.2	$618.5	$561.3
Cash provided by (used in) investing activities	53.4	(163.0)	(206.4)
Cash used in financing activities	(613.5)	(446.0)	(324.6)
Currency effect on cash and cash equivalents	(2.6)	4.1	0.3
Increase in cash and cash equivalents	$42.5	$13.6	$30.6
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
Cash provided by operating activities for 2013 was $605.2 million compared to $618.5 million for 2012. The decline in operating cash flow was due to the impact of the following items:

•	a $51.3 million year-over-year increase in pension contributions to the Company’s U.S. pension plan;

•	a $69.3 million year-over-year use of cash to build inventories to support service levels and sales growth;

•	a $26.3 million increase in cash paid for restructuring activities; and

•	a $27.0 million increase in the annual incentive compensation payout;

partially offset by

•	improved profitability in 2013 compared to 2012;

•	an $82.2 million year-over-year increase in collections of accounts receivable due to the timing of sales in the fourth quarter of 2012; and

•	a $43.6 million year-over-year decline in cash paid for interest.
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
During 2013, the Company sold its Hardware and Teach Platform businesses for aggregate net proceeds of $180.9 million. The proceeds are net of $3.9 million of transaction expenses and $2.6 million of cash included in the assets sold. In addition, cash provided by operating activities includes a significant portion of the cash collected on accounts receivable, net of customer-related liabilities related to the Hardware business, which totaled approximately $27.0 million of net assets.
During 2013, the Company made net payments of $35.8 million on its short-term borrowing arrangements compared to $106.0 million of net proceeds related to these borrowing arrangements in 2012. The Company’s short-term borrowings, which include commercial paper and the receivables financing facility, were $174.0 million at December 31, 2013 compared to $210.7 million at December 31, 2012. Short-term borrowings outstanding at December 31, 2013 were used to fund the Company’s $350.0 million accelerated stock buyback program initiated in October 2013, and short-term borrowings outstanding as of December 31, 2012 were used for the early repayment of the $500.0 million outstanding principal amount of the 5.50% notes due 2013 (the “2013 Notes”) in December 2012.
During 2012, the Company received net proceeds of $106.0 million from its short-term borrowing arrangements compared to $34.4 million of net payments related to these borrowing arrangements in 2011. The increase in short-term borrowings is primarily due to proceeds from short-term borrowings used for the redemption of the $436.7 million of the 5.25% Junior Convertible Subordinated Debentures (the “Debentures”) in July 2012 and the repayments of an aggregate $750.0 million principal amount of medium-term notes during 2012, partially offset by proceeds from long-term debt issuances in the second and fourth quarters of 2012. In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the “2015 Notes”) and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the “2022 Notes” and, together with the 2015 Notes, the “Notes”). The aggregate net proceeds from the Notes were $495.1 million, which were used in July 2012 to fund the redemption of all of the $436.7 million outstanding principal amount of the Debentures that underlie the convertible preferred securities (the “Preferred Securities”), to reduce short-term borrowings and for general corporate purposes. In December 2012, the Company completed the offering and sale of $350.0 million aggregate principal amount of the 2.05% notes due 2017 (the “2017 Notes”). The net proceeds of $346.8 million from the issuance of the 2017 Notes, together with cash on hand and short-term borrowings, were used to repay the 2013 Notes.
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

During 2013, the Company received $81.0 million in connection with the exercise of employee stock options, which compares to $15.6 million received in 2012. During 2013, the Company used $29.2 million to repurchase its common stock to satisfy employees’ tax withholding obligations in connection with the vesting of restricted stock units, which compares to $16.4 million used in 2012.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $138.2 million, $177.2 million and $222.9 million for 2013, 2012 and 2011, respectively. The largest single capital project in all periods was the implementation of SAP, which represented $24.3 million, $36.2 million and $65.4 million of capital expenditures for 2013, 2012 and 2011, respectively.
During 2012, the Company retired $250.0 million outstanding principal amount of 6.75% medium-term notes (the “2012 Notes”) at maturity in March 2012, for which interest expense was previously recorded at a rate of approximately 2.3% after contemplating the effect of the terminated interest rate swaps related to the 2012 Notes. In July 2012, the Company redeemed $436.7 million outstanding principal amount of Debentures that underlie the Preferred Securities. During the third quarter of 2012, the Company repaid an additional $8.5 million outstanding principal amount of extant 6.11% medium-term notes due 2028 (the "2028 Notes"). In December 2012, the Company repaid $500.0 million outstanding principal amount of the 2013 Notes and paid a premium of$7.1 million due to early repayment. The Company used a combination of short-term borrowings, cash on hand, and proceeds from the Notes and the 2017 Notes to repay the 2012 Notes, the 2013 Notes, the 2028 Notes and the Debentures.
During 2011, the Company repaid the remaining $150.0 million outstanding principal amount of the unsecured three-year $400.0 million term loan (the “Term Loan”). In connection with the extinguishments of $20.2 million principal amount of the Convertible Notes due 2014 (the “Convertible Notes”), the Company paid $3.1 million in cash to the holders of such Convertible Notes during 2011.
Aggregate dividends paid were $174.1 million, $125.9 million and $84.9 million for 2013, 2012 and 2011, respectively. The Company’s Board of Directors approved a 25% increase in the Company’s quarterly dividend from $0.08 per share to $0.10 per share, effective with the quarterly dividend paid in June 2012, and further increased the quarterly dividend by 50% from $0.10 per share to $0.15 per share, effective with the Company’s dividend paid in December 2012.
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). The SRP was authorized to run for a period of three years ending in August 2014. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300 million of its own shares from February 2014 through the end of 2016. During 2013, 2012 and 2011, the Company repurchased and retired 4.7 million, 4.9 million and 3.4 million shares, respectively, pursuant to the SRP for $119.5 million, $91.5 million and $46.1 million, respectively.
In October 2013, the Company effected an accelerated stock buyback (“ASB”) of the Company’s common stock, under which the Company paid an initial purchase price of $350.0 million and the Company received 9,430,785 shares of common stock, representing a substantial majority of the shares expected to be delivered under the ASB. The number of shares ultimately purchased under the ASB will be determined by a formula tied to the volume-weighted average share price of the Company’s stock during the term of the program, expected to be completed no later than April 2014. The Company used cash on hand and borrowings to fund the initial purchase price.
During 2012 and 2011, the Company paid $26.5 million and $20.0 million, respectively, in connection with acquisitions and acquisition-related activity.

Cash used for restructuring activities was $74.9 million, $48.6 million and $39.5 million for 2013, 2012 and 2011, respectively, and is included in the cash provided by operating activities. These payments relate primarily to employee severance, termination benefits and relocation costs.

The Company made contributions of $141.6 million, $100.8 million and $59.7 million, respectively, to its defined benefit plans for 2013, 2012 and 2011, respectively. The contributions are included in cash provided by operating activities. The Company expects to make contributions of $36.7 million to its defined benefit plans in 2014.
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

	2013	2012	2011
Accounts receivable	68	67	61
Inventory	67	66	68
Accounts payable	(55)	(50)	(46)
Cash conversion cycle	80	83	83
The decrease in the cash conversion cycle from 2012 to 2013 is due to working capital management activities. For 2012, the increase in accounts receivable days from 2011 is attributable to the timing of sales in the fourth quarter of 2012 compared to the fourth quarter of 2011, and this increase was offset by the combined improvements in inventory and accounts payable days. The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters, based on historical trends, due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers. The Company continues to leverage the implementation of SAP in North America and EMEA to improve working capital.
Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at December 31, 2013 were $226.3 million, and the Company had nearly $1.0 billion of borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility and $350.0 million receivables financing facility.

•	Working capital at December 31, 2013 was $681.1 million compared to $700.3 million at December 31, 2012, and the current ratio at December 31, 2013 was 1.42:1 compared to 1.45:1 at December 31, 2012.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.44:1 and 0.46:1 at December 31, 2013 and December 31, 2012, respectively.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
Cash and cash equivalents at December 31, 2013 includes $87.9 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility maturing in December 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity for the issuance of commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of December 31, 2013, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company had commercial paper obligations outstanding of $95.0 million, resulting in $705.0 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In September 2013, the Company amended its receivables financing facility to increase available borrowings to up to $350 million and extend the expiration date to September 2015. As of December 31, 2013, aggregate borrowings of $75.0 million were outstanding under the facility at a weighted-average interest rate of 0.9%.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the years ended December 31, (in millions):

	2013		2012
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$249.6	$122.4	$392.8	$163.6
Receivables financing facility	200.0	171.4	200.0	128.3
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of December 31, 2013, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and utilize the $1.0 billion available for general corporate purposes without exceeding the debt-to-total-capitalization limits in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $1.8 billion and $1.9 billion as of December 31, 2013 and 2012, respectively, a decrease of $82.0 million due in part to net payments related to the Company’s short-term borrowing arrangements, including its receivables financing facility and commercial paper, during 2013. As of December 31, 2013, the current portion of long-term debt and short-term debt totaled $174.8 million, including $95.0 million of commercial paper and $75.0 million of borrowings under the receivables financing facility.
The following table presents the average outstanding debt and weighted-average interest rates for the years ended December 31, (in millions, except percentages):

	2013	2012	2011
Average outstanding debt	$1,980.7	$2,195.5	$2,351.3
Average interest rate(1)	3.0%	3.5%	3.6%
(1) The average interest rate includes the impacts of fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 50.4% and 51.7% of total debt as of December 31, 2013 and 2012, respectively.
See Footnote 9 of the Notes to Consolidated Financial Statements for further details.

Pension and Other Postretirement Plan Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets, as well as prevailing market rates of interest. The Company made cash contributions of $100.0 million, $48.5 million and $20.4 million to its primary U.S. defined benefit pension plan during 2013, 2012 and 2011, respectively. The significant contribution the Company made in 2013 was not material to the Company’s pretax income for 2013, considering the expected return on plan assets of 7.5% and the Company’s average borrowing rate of 3.0%.

Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates and the actual return on plan assets. During 2013, the projected benefit obligations of the Company’s defined benefit plans decreased approximately $170.6 million, primarily due to a 100 basis point increase in the discount rate used for the Company’s U.S. defined benefit plans. The Company determines its plan asset investment mix, in part, on the duration of each plan’s liabilities. To the extent each plan’s assets decline in value or do not generate the returns expected by the Company or to the extent the pension liabilities increase due to declines in interest rates or otherwise, the Company may be required to make contributions to the pension plans to ensure the pension obligations are adequately funded as required by law or mandate.
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
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP was authorized for a period of three years ending in August 2014. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300 million of its own shares from February 2014 through the end of 2016. During 2013, the Company repurchased 4.7 million shares pursuant to the SRP for $119.5 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2013, the Company has repurchased and retired a total of 12.9 million shares for $257.1 million, and the Company has $42.9 million of authorized repurchases remaining under the SRP as of December 31, 2013. The repurchase of additional shares will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements.
Accelerated Share Repurchase Plan

In October 2013, the Company effected an accelerated stock buyback (“ASB”) of the Company’s common stock, under which the Company paid an initial purchase price of $350.0 million, and the Company received 9,430,785 shares of common stock, representing a substantial majority of the shares expected to be delivered under the ASB. The number of shares ultimately purchased under the ASB will be determined by a formula tied to the volume-weighted average share price of the Company’s stock during the term of the program, expected to be completed no later than April 2014. The Company used cash on hand and borrowings to fund the initial purchase price.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Positive
Fitch Ratings	BBB	F-2	Positive
Outlook
For the year ending December 31, 2014, the Company expects to generate cash flows from operations of $600 million to $650 million after restructuring and restructuring-related cash payments of $100 million to $120 million. The Company plans to fund capital expenditures of approximately $150 million to $175 million, which include expenditures associated with the implementation of SAP in Latin America.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables financing facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $174.0 million, primarily representing commercial paper and borrowings under the receivables financing facility.
Resolution of Income Tax Contingencies
In 2013 and 2011, the Company recorded $7.9 million and $49.0 million in net income tax benefits, respectively, as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations on certain tax matters. In 2012, amounts recognized as income tax benefits as a result of the favorable resolution of certain tax matters with taxing authorities and the expiration of the statute of limitations were not material. These benefits are reflected in the Company’s 2013, 2012 and 2011 Consolidated Statements of Operations. The ultimate resolution of outstanding tax matters may be different from that reflected in the historical income tax provisions and accruals, which may adversely impact future operating results and cash flows.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
The Company has outstanding debt obligations maturing at various dates through 2028. Certain other items, such as purchase commitments and other executory contracts, are not recognized as liabilities in the Company’s consolidated financial statements but are required to be disclosed. Examples of items not recognized as liabilities in the Company’s consolidated financial statements are commitments to purchase raw materials or inventory that has not yet been received as of December 31, 2013, and future minimum lease payments for the use of property and equipment under operating lease agreements.
The following table summarizes the effect that lease and other material contractual obligations are expected to have on the Company’s cash flow in the indicated period. In addition, the table reflects the timing of principal and interest payments on borrowings outstanding as of December 31, 2013. Additional details regarding these obligations are provided in the Notes to Consolidated Financial Statements (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt(1)	$1,836.4	$174.8	$250.0	$623.2	$788.4
Interest on debt(2)	387.5	67.1	124.8	106.9	88.7
Operating lease obligations(3)	432.6	98.2	157.7	88.2	88.5
Purchase obligations(4)	664.7	524.6	140.1	—	—
Total contractual obligations(5)	$3,321.2	$864.7	$672.6	$818.3	$965.6

(1)
Amounts represent contractual obligations based on the earliest date that the obligation may become due, excluding interest, based on borrowings outstanding as of December 31, 2013. Includes $95.0 million of commercial paper that the Company intends to repay or refinance and $75.0 million in borrowings under the receivables financing facility that the Company intends to repay or refinance before maturity. For further information relating to these obligations, see Footnote 9 of the Notes to Consolidated Financial Statements.

(2)
Amounts represent estimated interest payable on borrowings outstanding as of December 31, 2013, excluding the impact of interest rate swaps that adjust the fixed rate to a floating rate for $750.0 million of medium-term notes. Interest on floating-rate debt was estimated using the rate in effect as of December 31, 2013. For further information, see Footnote 9 of the Notes to Consolidated Financial Statements.

(3)
Amounts represent contractual minimum lease obligations on operating leases as of December 31, 2013. For further information relating to these obligations, see Footnote 11 of the Notes to Consolidated Financial Statements.

(4)
Primarily consists of purchase commitments entered into as of December 31, 2013, for finished goods, raw materials, components and services pursuant to legally enforceable and binding obligations, which include all significant terms.

(5)
Total does not include contractual obligations reported on the December 31, 2013, balance sheet as current liabilities, except for current portion of long-term debt, short-term debt and accrued interest.

The Company also has liabilities for uncertain tax positions and unrecognized tax benefits. As a large taxpayer, the Company is under audit from time-to-time by the IRS and other taxing authorities, and it is possible that the amount of the liability for uncertain tax positions and unrecognized tax benefits could change in the coming year. While it is possible that one or more of these examinations may be resolved in the next year, the Company is not able to reasonably estimate the timing or the amount by which the liability will be settled over time; therefore, the $115.0 million in unrecognized tax benefits, including interest and penalties, as of December 31, 2013, is excluded from the preceding table. See Footnote 15 of the Notes to Consolidated Financial Statements for additional information.
Additionally, the Company has obligations with respect to its pension and other postretirement benefit plans, which are excluded from the preceding table. The timing and amounts of the funding requirements are uncertain because they are dependent on interest rates and actual returns on plan assets, among other factors. As of December 31, 2013, the Company had liabilities, net of plan assets, of $405.3 million related to its unfunded and underfunded pension and other postretirement benefit plans. See Footnote 12 of the Notes to Consolidated Financial Statements for further information.
As of December 31, 2013, the Company had $43.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical. See Footnote 19 of the Notes to Consolidated Financial Statements for further information.

As of December 31, 2013, the Company did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Customer Programs
The Company participates in various programs and arrangements with customers designed to increase the sale of products by these customers. Among the programs negotiated are arrangements under which allowances are earned by customers for attaining agreed-upon sales levels or for participating in specific marketing programs. Coupon programs are also developed on a customer- and territory- specific basis with the intent of increasing sales by all customers. The cost of all of these various programs, included as a reduction in net sales, totaled $529.9 million, $488.8 million and $443.1 million in 2013, 2012 and 2011, respectively.
Under customer programs and arrangements that require sales incentives to be paid in advance, the Company amortizes the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms, expected customer performance and/or estimated sales volume. These estimates are determined using historical customer experience and other factors, which sometimes require significant judgment. As of December 31, 2013 and 2012, the Company had accrued $270.7 million and $246.4 million, respectively, for customer programs, and such amounts are included in accrued liabilities and other in the Consolidated Balance Sheets. Due to the length of time necessary to obtain relevant data from our customers, among other factors, actual amounts paid can differ from these estimates.
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
Inventory Reserves
The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. Net provisions for excess and obsolete inventories, including shrink reserves, totaled $20.1 million, $35.9 million and $24.5 million in 2013, 2012 and 2011, respectively, and are included in cost of products sold. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. Effective in the fourth quarter of 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in an increase in the number of reportable segments, from three to six, and reporting units, from nine to 15. Based on the Company’s plans to divest the Hardware and Teach platform businesses, the goodwill of these reporting units was evaluated for impairment each reporting period subsequent to the Company committing to dispose of these businesses, which occurred in the first quarter of 2013. The Company concluded the goodwill of the Teach platform reporting unit was impaired in the first quarter of 2013, and the goodwill of the Hardware reporting unit was not impaired. Upon further reorganization in the first quarter of 2013 and excluding the Hardware and Teach platform reporting units, the number of reportable segments was reduced to five, and the number of reporting units was reduced to 13. As a result, the Company performed its annual goodwill impairment testing as of July 1, 2013, for 13 reporting units. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company’s existing reporting units.
As of July 1, 2013, the Company had 13 reporting units with total goodwill of $2.3 billion. Four of the Company’s 13 reporting units accounted for over 70 percent of the Company’s total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; and Industrial Products & Services.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company’s reporting units'

projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. Other than the annual impairment test and tests of impairment of the Hardware and Teach platform reporting units in connection with the Company’s plans to divest these businesses, the Company determined that no tests of impairment of goodwill were necessary during 2013.
In the Company’s goodwill impairment testing, if the carrying amount of a reporting unit is greater than its fair value, impairment may be present. Estimates made by management in performing its impairment testing may impact whether or not an impairment charge is necessary and the magnitude of the corresponding impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company’s reporting units that are stable businesses and have a history of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess fair value. The material assumptions used to value a reporting unit using this approach are the reporting units' estimated financial performance for the remainder of the year and the applicable multiple to apply to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated financial performance for the remainder of the year is based on the Company’s internal forecasting process. To determine the EBITDA multiple, the Company obtains information from third parties on EBITDA multiples observed for recent acquisitions and other transactions in the marketplace for comparable businesses. The Company also evaluates the EBITDA multiples of publicly traded companies that are in the same industry and are comparable to each reporting unit and compares the EBITDA multiples of the publicly traded companies to the multiples used by the Company to estimate the fair value of each reporting unit. The Company evaluates the EBITDA multiples used to value the reporting units relative to the Company’s market capitalization plus an equity control premium. The equity control premium is defined as the sum of the individual reporting units' estimated market values compared to the Company’s market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 15. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company’s total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit's market position, brand awareness, gross and operating income margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company’s equity market value at July 1, 2013, of approximately $7.6 billion was significantly in excess of its book value of stockholders' equity of approximately $2.0 billion. For the impairment test as of July 1, 2013, if each reporting unit’s EBITDA multiple were reduced by 1.0 from the 6 to 15 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step 1 of the goodwill impairment test.
The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company used the discounted cash flow approach to value the Décor reporting unit for the annual impairment test as of July 1, 2013. The material assumptions used to value a reporting unit using the discounted cash flow approach are the projected financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, product costs and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit. In using the discounted cash flow approach to value the Décor reporting unit in 2013, the Company used an average compound long-term sales growth rate of 1%, average operating margins generally ranging from 4% to 9%, and a discount rate of 14%. The Company concluded that the Décor reporting unit passed step 1 of the goodwill impairment test based on the estimated fair value determined using the discounted cash flow approach.
If the discount rate used to estimate the fair value of the Décor reporting unit increased 100 basis points, the Décor reporting unit would still have passed step 1 of the goodwill impairment test. The carrying amount of goodwill assigned to the Décor reporting unit was approximately $19 million as of July 1, 2013.
The Company continues to implement specific restructuring projects and business and operational strategies to further strengthen the profitability of the Décor reporting unit as the Décor reporting unit has been adversely affected by a change in merchandising strategies at one of its key customers. The Company continues to monitor whether these initiatives are being executed as planned and are successful in improving the financial performance of the Décor reporting unit. To the extent the Company is not successful in implementing these projects and strategies, it is possible the Company would record goodwill impairment charges associated with the Décor reporting unit in future periods.
The Company has no reporting units with material net assets whose estimated fair values at July 1, 2013 exceeded net assets by less than 10% of the reporting unit's net assets.
Indefinite-Lived Intangible Assets
The Company’s indefinite-lived intangible assets totaled $310.6 million as of July 1, 2013. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. The Company may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Additionally, the Company may resume performing the qualitative assessment in any subsequent period.
In performing the qualitative assessment for each of the Company’s indefinite-lived intangible assets, the Company considered events and circumstances that could affect the significant inputs used to determine the fair value of the indefinite-lived intangible asset, including factors such as declines in actual or planned sales or negative or declining cash flows; input cost inflation that may have a negative effect on future cash flows; legal, regulatory, contractual, political, business or other factors; and other entity-specific events such as changes in management, key personnel, strategy or customers. Based on the qualitative assessment, if the Company was unable to assert that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the Company would proceed with the quantitative impairment test for such asset.
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
The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2013, and determined that none of its indefinite-lived intangible assets were impaired.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2013 was not required during 2013.
Potential for Future Impairments
The Company had 13 reporting units with total goodwill of $2.4 billion as of December 31, 2013. Four of the Company’s 13 reporting units accounted for approximately 72 percent of the Company’s total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; and Industrial Products & Services. The Company also had $312.4 million of indefinite-lived intangible assets as of December 31, 2013. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders' equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
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

In addition, the Company expenses as incurred training, maintenance and other internal-use software costs incurred during the post-implementation stage. Costs associated with upgrades and enhancements of internal-use software are capitalized only if such modifications result in additional functionality of the software. The Company capitalized $32.4 million of software costs during 2013, which primarily relate to employee, consultant and related personnel costs incurred in the rollout of SAP in Brazil, as well as the planned rollout in 2014 of SAP in the remaining countries in Latin America. Capitalized software costs net of accumulated amortization were $251.9 million at December 31, 2013. Capitalized interest costs included in capitalized software were not material as of December 31, 2013.
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
Other Long-Lived Assets
The Company continuously evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various assumptions regarding future sales and expenses, working capital, and proceeds from asset disposals on a basis consistent with the Company’s strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company discounts the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
Product Liability Reserves
The Company has a self-insurance program for product liability that includes reserves for self-retained losses and certain excess and aggregate risk transfer insurance. The Company uses historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs in determining required product liability reserves. The Company’s actuarial evaluation methods take into account claims incurred but not reported when determining the Company’s product liability reserve. The Company has product liability reserves of $34.4 million as of December 31, 2013. While the Company believes that it has adequately reserved for these claims, the ultimate outcome of these matters may exceed the amounts recorded by the Company, and such additional losses may be material to the Company’s Consolidated Financial Statements.
Legal and Environmental Reserves
The Company is subject to losses resulting from extensive and evolving federal, state, local, and foreign laws and regulations, as well as contract and other disputes. The Company evaluates the potential legal and environmental losses relating to each specific case and estimates the probability and amount of loss based on historical experience and estimates of cash flows for certain environmental matters. The estimated losses take into account anticipated costs associated with investigative and remediation efforts where an assessment has indicated that a probable liability has been incurred and the cost can be reasonably estimated. No insurance recovery is taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserve reflect any discounting for present value purposes, except with respect to long-term operations and maintenance, Comprehensive Environmental Response Compensation and Liability (“CERCLA”) and other matters which are estimated at present value. The Company’s estimate of environmental response costs associated with these matters as of December 31, 2013, ranged between $20.4 million and $23.0 million. As of December 31, 2013, the Company had a reserve of $21.0 million for such environmental response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet.
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
The Company’s provision for income taxes is subject to volatility and could be favorably or adversely affected by earnings being higher or lower in countries that have lower tax rates and higher or lower in countries that have higher tax rates; by changes in the valuation of deferred tax assets and liabilities; by expiration of or lapses in tax-related legislation; by expiration of or lapses in tax incentives; by tax effects of nondeductible compensation; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.
The Company’s effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, tax credits, the domestic manufacturing deduction, tax audit settlements, nondeductible compensation and valuation allowance adjustments. Significant judgment is required in evaluating uncertain tax positions, determining valuation allowances recorded against deferred tax assets, and ultimately, the income tax provision.
It is difficult to predict when resolution of income tax matters will occur and when recognition of certain income tax assets and liabilities is appropriate, and the Company’s income tax expense in the future may continue to differ from the statutory rate because of the effects of similar items. For example, if items are favorably resolved or management determines a deferred tax asset is realizable that was previously reserved, the Company will recognize period tax benefits. Conversely, to the extent tax matters are unfavorably resolved or management determines a valuation allowance is necessary for a tax asset that was not previously reserved, the Company will recognize incremental period tax expense. These matters are expected to contribute to the tax rate differing from the statutory rate and continued volatility in the Company’s effective tax rate.
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

In accordance with generally accepted accounting principles, actual results that differ from the assumptions are accumulated and amortized over future periods, and therefore, generally affect recognized expense in future periods. While management believes that the assumptions used are appropriate, differences in actual experience or changes in assumptions may affect the Company’s pension and other postretirement plan obligations and future expense. See Footnote 12 of the Notes to Consolidated Financial Statements for additional information on the assumptions used. The following tables summarize the Company’s pension and other postretirement plan assets and obligations included in the Consolidated Balance Sheet as of December 31, 2013 (in millions):

	U.S.	International
Pension plan assets and obligations, net:
Prepaid benefit cost	$—	$7.0
Accrued current benefit cost	(9.5)	(4.1)
Accrued noncurrent benefit cost	(195.0)	(84.8)
Net liability recognized in the Consolidated Balance Sheet	$(204.5)	$(81.9)

		U.S.
Other postretirement benefit obligations:
Accrued current benefit cost		$(10.3)
Accrued noncurrent benefit cost		(101.5)
Liability recognized in the Consolidated Balance Sheet		$(111.8)
The following table summarizes the net pretax cost associated with pensions and other postretirement benefit obligations in the Consolidated Statement of Operations for the year ended December 31, (in millions):

	2013	2012	2011
Net pension cost	$29.0	$25.4	$19.5
Net postretirement benefit costs	5.0	7.2	8.4
Total	$34.0	$32.6	$27.9
The Company used a weighted-average discount rate of 3.7% to determine the expenses for 2013 for the pension and postretirement plans. The Company used a weighted-average expected return on assets of 6.4% to determine the expense for the pension plans for 2013.
The following table illustrates the sensitivity to a change in certain assumptions for the pension and postretirement plan expenses, holding all other assumptions constant (in millions):

Impact on 2013 Expense
25 basis point decrease in discount rate	$0.5
25 basis point increase in discount rate	$(0.6)
25 basis point decrease in expected return on assets	$3.2
25 basis point increase in expected return on assets	$(3.2)
The total projected benefit obligations of the Company’s pension and postretirement plans as of December 31, 2013 were $1.65 billion and $111.8 million, respectively. The Company used a weighted-average discount rate of 4.4% to determine the projected benefit obligations for the pension and postretirement plans as of December 31, 2013.
The following table illustrates the sensitivity to a change in certain assumptions for the projected benefit obligation for the pension and postretirement plans, holding all other assumptions constant (in millions):

December 31, 2013 Impact on PBO
25 basis point decrease in discount rate	$57.9
25 basis point increase in discount rate	$(55.8)

The Company has $483.3 million (after-tax) of net unrecognized pension and other postretirement losses ($716.0 million pretax) included as a reduction to stockholders’ equity at December 31, 2013. The unrecognized gains and losses primarily result from changes to life expectancies and other actuarial assumptions, changes in discount rates, as well as actual returns on plan assets being more or less than expected. The unrecognized gain (loss) for each plan is amortized to expense over the life of each plan. The net amount amortized to expense totaled $33.7 million (pretax) in 2013, and amortization of unrecognized net losses is expected to continue to result in increases in pension and other postretirement plan expenses for the foreseeable future. Changes in actuarial assumptions, changes in discount rates, actual returns on plan assets and changes in the actuarially determined life of the plans impact the amount of unrecognized gain (loss) recognized as expense annually.
Restructuring
The Company has and expects to continue to engage in restructuring activities, which requires management to utilize significant estimates related to the timing and amount of severance and other employee separation costs for workforce reductions and other separation programs, realizable values of assets made redundant or obsolete, lease cancellation and other exit costs, including environmental and legal contingencies associated with restructuring activities. The Company accrues for severance and other employee separation costs under these activities when it is probable that benefits will be paid and the amount is reasonably estimable. The rates used in determining severance accruals are based on existing plans, historical experience and previously negotiated settlements. The Company accrues for future lease costs, net of management’s estimate for future sublease income, when the leased property has been vacated and is no longer being used. Environmental and legal contingencies associated with restructuring activities are accrued when the liability is probable of being incurred and is estimable. The total restructuring liabilities included in accrued liabilities and other in the Consolidated Balance Sheets as of December 31, 2013 and 2012 were $76.7 million and $41.3 million, respectively. Due to the estimates required for future payments for employee separation programs, vacated leased properties, and contingencies, actual amounts paid can differ from these estimates.
Recent Accounting Pronouncements
See Item 8 of Part II, “Financial Statements and Supplementary Data—Footnote 1—Description of Business and Significant Accounting Policies—Recent Accounting Pronouncements.”
International Operations
For 2013, 2012 and 2011, the Company’s non-U.S. businesses accounted for approximately 32%, 33% and 34% of net sales, respectively (see Footnote 18 of the Notes to Consolidated Financial Statements). Changes in both U.S. and non-U.S. net sales are shown below for the years ended December 31, (in millions, except percentages):

				2013 vs. 2012	2012 vs. 2011
	2013	2012	2011	% Change	% Change
U.S.	$3,867.8	$3,739.1	$3,628.9	3.4%	3.0%
Non-U.S	1,824.7	1,840.8	1,882.8	(0.9)	(2.2)
	$5,692.5	$5,579.9	$5,511.7	2.0%	1.2%
The Company accounts for its Venezuelan operations using highly inflationary accounting. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings.
In 2010, the Venezuelan government introduced a newly regulated foreign currency exchange system, Transaction System for Foreign Currency Denominated Securities (“SITME”). Foreign currency exchange through SITME is allowed within a specified band of 4.5 to 5.3 Bolivar Fuerte to U.S. Dollar, but most of the exchanges have been executed at the rate of 5.3 Bolivar Fuerte to U.S. Dollar. Since the introduction of SITME in June 2010, the Venezuelan government held the rate constant at 5.3 Bolivar Fuerte to U.S. Dollar until February 2013.
In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte (“Bolivar”), resulting in the exchange rate declining from 5.3 to 6.3 Bolivars to U.S. Dollar. Because the Company considers Venezuela a highly inflationary economy, the change in the exchange rate resulted in foreign exchange losses of $11.1 million during the 12 months ended December 31, 2013. These foreign exchange losses represent the impact of the devaluation on the Bolivar-denominated net monetary assets of the Company’s Venezuelan operations. As of December 31, 2013, the Company’s Venezuelan operations had approximately $87.3 million in Bolivar-denominated net monetary assets. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in one-time benefits (charges) based on the value of the Bolivar-denominated net monetary assets at the time when such exchange rate changes become effective. During 2013, 2012 and 2011, the Company’s Venezuelan operations generated 1.4% or less of consolidated net sales.
The Company is unable to predict with certainty whether future devaluations will occur because of the economic uncertainty in Venezuela; however, future devaluations would adversely impact the Company’s future financial results. Any change in the rate would not impact reported changes in core sales, which exclude the impact of foreign currency.

Income Taxes
The Company’s provision for income taxes is subject to volatility and could be favorably or adversely affected by earnings being higher or lower in countries that have lower tax rates and higher or lower in countries that have higher tax rates; by changes in the valuation of deferred tax assets and liabilities; by expiration of or lapses in tax-related legislation; by expiration of or lapses in tax incentives; by tax effects of nondeductible compensation; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.
The Company’s effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, tax credits, the domestic manufacturing deduction, tax audit settlements, nondeductible compensation and valuation allowance adjustments. Significant judgment is required in evaluating uncertain tax positions, determining valuation allowances recorded against deferred tax assets, and ultimately, the income tax provision.
It is difficult to predict when resolution of income tax matters will occur and when recognition of certain income tax assets and liabilities is appropriate, and the Company’s income tax expense in the future may continue to differ from the statutory rate because of the effects of similar items. For example, if items are favorably resolved or management determines a deferred tax asset is realizable that was previously reserved, the Company will recognize period tax benefits. Conversely, to the extent tax matters are unfavorably resolved or management determines a valuation allowance is necessary for a tax asset that was not previously reserved, the Company will recognize incremental period tax expense. These matters are expected to contribute to the tax rate differing from the statutory rate and continued volatility in the Company’s effective tax rate.
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
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring, restructuring-related and organizational change implementation costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; product liability or regulatory actions; the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations; the Company’s ability to consummate the transactions contemplated by the Accelerated Share Repurchase Plan; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
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
Interest Rates
Interest rate risk is present with both fixed- and floating-rate debt. The Company manages its interest rate exposure through its mix of fixed- and floating-rate debt and its conservative debt ratio target. Interest rate swap agreements designated as fair value hedges are used to mitigate the Company’s exposure to changes in the fair value of fixed-rate debt resulting from fluctuations in benchmark interest rates. Accordingly, benchmark interest rate fluctuations impact the fair value of the Company’s fixed-rate debt, which are offset by corresponding changes in the fair value of the swap agreements. Interest rate swaps may also be used to adjust interest rate exposures when appropriate, based on market conditions, and for qualifying hedges, the interest differential of swaps is included in interest expense. Excluding debt for which a fixed rate has been swapped for a floating rate, fixed-rate debt represented approximately 49.6% of the Company’s $1.84 billion of total debt as of December 31, 2013.
Foreign Currency Exchange Rates
The Company is exposed to foreign currency risk in the ordinary course of business since a portion of the Company’s sales, expenses and operating transactions is conducted on a global basis in various foreign currencies. To the extent that business transactions are not denominated in the functional currency of the entity entering into the transaction, the Company is exposed to transactional foreign currency exchange rate risk. The Company’s foreign exchange risk management policy emphasizes hedging anticipated intercompany and third-party commercial transaction exposures of one-year duration or less. The Company uses foreign exchange forward contracts as economic hedges for commercial transactions and to offset the future impact of gains and losses resulting from changes in the expected amount of functional currency cash flows to be received or paid upon settlement of the anticipated intercompany and third-party commercial transactions. Gains and losses related to the settlement of qualifying hedges of commercial and intercompany transactions are deferred and included in the basis of the underlying transactions. The Company also uses natural hedging techniques such as offsetting or netting like foreign currency flows and denominating contracts in the appropriate functional currency, particularly in situations where financial instruments are not available for currencies to hedge exposures.

The Company also realizes gains and losses recorded within shareholders’ equity due to the translation of the financial statements from the functional currency of its subsidiaries to U.S. Dollars. The Company utilizes capital structures of foreign subsidiaries combined with forward contracts to minimize its exposure to foreign currency risk. Gains and losses related to qualifying forward exchange contracts and cross-currency hedges, which are generally used to hedge intercompany loans to or from foreign subsidiaries, are recognized in other comprehensive income (loss).
As of December 31, 2013, the Company has $87.9 million of cash and cash equivalents subject to currency and currency exchange controls in Venezuela. The value of this cash is therefore subject to changes in value based on exchange controls implemented by the Venezuelan government.
Commodity Prices
The Company purchases certain raw materials, including resin, corrugate, steel, stainless steel, aluminum and other metals, which are subject to price volatility caused by unpredictable factors. The Company’s resin purchases are principally comprised of polyethylene and polypropylene, representing two-thirds and one-third of quantities purchased, respectively. While future movements of raw material costs are uncertain, a variety of programs, including periodic raw material purchases, purchases of raw materials for future delivery and customer price adjustments help the Company address this risk. Where practical, the Company uses derivatives as part of its risk management process.
Financial Instruments
In managing the impact of interest rate changes and foreign currency fluctuations, the Company uses interest rate swaps, foreign currency forward contracts and cross-currency swaps. Derivatives were recorded at fair value in the Company’s Consolidated Balance Sheet at December 31, 2013 as follows (in millions):

Prepaid expenses and other	$2.9
Other assets	$23.1
Other accrued liabilities	$1.4
Other noncurrent liabilities	$35.5
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

Market Risk(1)	2013 Average	December 31, 2013	2012 Average	December 31, 2012	Confidence Level
Interest rates	$3.2	$3.1	$6.6	$2.9	95%
Foreign exchange	$7.9	$7.1	$9.7	$6.0	95%

(1)	The Company generally does not enter into material derivative contracts for commodities; therefore, commodity price risk is not shown because the amounts are not material.
The year-over-year decrease in average value-at-risk for interest rates is primarily due to the Company swapping a fixed rate for a short-term floating rate for $500 million of the Company’s medium-term notes due 2020 during 2012, because the short-term rate has less risk compared to the longer-term rate. Because the fixed-for-floating swap was in effect for all of 2013, the average interest rate market risk is lower for 2013.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making its assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).
Based on the results of its evaluation, the Company’s management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
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
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited the accompanying consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Newell Rubbermaid Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Newell Rubbermaid Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Atlanta, Georgia
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders of Newell Rubbermaid Inc.
We have audited Newell Rubbermaid Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Newell Rubbermaid Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Responsibility for Financial Statements and Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Newell Rubbermaid Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Newell Rubbermaid Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Newell Rubbermaid Inc. and subsidiaries and our report dated March 3, 2014 expressed an unqualified opinion thereon. Our audits also included the financial statement schedule listed in the Index at Item 15(a) (2).

/s/ Ernst & Young LLP

Atlanta, Georgia
March 3, 2014

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except per share data)

Year Ended December 31,	2013	2012	2011
Net sales	$5,692.5	$5,579.9	$5,511.7
Cost of products sold	3,514.3	3,443.8	3,410.6
Gross margin	2,178.2	2,136.1	2,101.1
Selling, general and administrative expenses	1,446.1	1,443.2	1,422.3
Impairment charges	—	—	317.9
Restructuring costs	111.1	52.9	47.9
Operating income	621.0	640.0	313.0
Nonoperating expenses:
Interest expense, net of interest income of $2.0, $4.3 and $2.2 in 2013, 2012 and 2011, respectively	60.3	76.1	86.2
Losses related to extinguishments of debt	—	10.9	4.8
Other expense (income), net	18.5	(1.3)	13.5
Net nonoperating expenses	78.8	85.7	104.5
Income before income taxes	542.2	554.3	208.5
Income tax expense	122.1	162.3	21.3
Income from continuing operations	420.1	392.0	187.2
Income (loss) from discontinued operations, net of tax	54.5	9.3	(62.0)
Net income	$474.6	$401.3	$125.2
Weighted-average shares outstanding:
Basic	288.6	291.2	293.6
Diluted	291.8	293.6	296.2
Earnings per share:
Basic:
Income from continuing operations	$1.46	$1.35	$0.64
Income (loss) from discontinued operations	0.19	0.03	(0.21)
Net income	$1.64	$1.38	$0.43
Diluted:
Income from continuing operations	$1.44	$1.34	$0.63
Income (loss) from discontinued operations	0.19	0.03	(0.21)
Net income	$1.63	$1.37	$0.42
Dividends per share	$0.60	$0.43	$0.29

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

Year Ended December 31,	2013	2012	2011
Net income	$474.6	$401.3	$125.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.0	40.6	(27.7)
Change in unrecognized pension and other postretirement costs	137.8	(119.8)	(75.9)
Derivative hedging gain (loss)	1.0	(2.8)	1.6
Total other comprehensive income (loss), net of tax	143.8	(82.0)	(102.0)

Comprehensive income(1)	$618.4	$319.3	$23.2

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except par values)

December 31,	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$226.3	$183.8
Accounts receivable, net of allowances of $38.0 for 2013 and $39.8 for 2012	1,105.1	1,112.4
Inventories, net	684.4	696.4
Deferred income taxes	134.4	135.8
Prepaid expenses and other	135.4	142.7
Total Current Assets	2,285.6	2,271.1
Property, plant and equipment, net	539.6	560.2
Goodwill	2,361.1	2,370.2
Other intangible assets, net	614.5	654.1
Deferred income taxes	12.3	85.2
Other assets	256.6	281.2
Total Assets	$6,069.7	$6,222.0
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$558.9	$527.4
Accrued compensation	167.3	173.5
Other accrued liabilities	703.5	658.0
Short-term debt	174.0	210.7
Current portion of long-term debt	0.8	1.2
Total Current Liabilities	1,604.5	1,570.8
Long-term debt	1,661.6	1,706.5
Other noncurrent liabilities	728.6	944.5
Stockholders’ Equity:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	297.5	304.7
Outstanding shares, before treasury:
2013 – 297.5
2012 – 304.7
Treasury stock, at cost:	(477.2)	(448.0)
Shares held:
2013 – 18.9
2012 – 17.8
Additional paid-in capital	654.3	634.1
Retained earnings	2,242.1	2,294.9
Accumulated other comprehensive loss	(645.2)	(789.0)
Stockholders’ Equity Attributable to Parent	2,071.5	1,996.7
Stockholders’ Equity Attributable to Noncontrolling Interests	3.5	3.5
Total Stockholders’ Equity	2,075.0	2,000.2
Total Liabilities and Stockholders’ Equity	$6,069.7	$6,222.0
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

Year Ended December 31,	2013	2012	2011
Operating Activities:
Net income	$474.6	$401.3	$125.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158.9	163.7	161.6
Impairment charges	—	—	382.6
(Gain) loss on disposal of discontinued operations	(87.4)	(5.2)	13.9
Losses related to extinguishments of debt	—	10.9	4.8
Deferred income taxes	88.6	71.2	(4.8)
Non-cash restructuring costs	4.2	0.3	7.0
Stock-based compensation expense	37.2	32.9	43.0
Other, net	32.3	12.0	11.7
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(19.0)	(101.2)	(17.6)
Inventories	(61.6)	7.7	(21.5)
Accounts payable	59.0	56.3	3.3
Accrued liabilities and other	(81.6)	(31.4)	(147.9)
Net Cash Provided by Operating Activities	605.2	618.5	561.3

Investing Activities:
Acquisitions and acquisition-related activity	—	(26.5)	(20.0)
Capital expenditures	(138.2)	(177.2)	(222.9)
Proceeds from sales of businesses and other noncurrent assets	189.8	43.5	44.3
Other	1.8	(2.8)	(7.8)
Net Cash Provided By (Used in) Investing Activities	53.4	(163.0)	(206.4)

Financing Activities:
Short-term borrowings, net	(35.8)	106.0	(34.4)
Proceeds from issuance of debt, net of debt issuance costs	—	841.9	3.3
Repurchase and retirement of shares of common stock	(470.0)	(91.5)	(46.1)
Payments on and for the settlement of notes payable and debt	—	(1,203.4)	(151.0)
Cash consideration paid for exchange of convertible notes	—	—	(3.1)
Cash dividends	(174.1)	(125.9)	(84.9)
Excess tax benefits related to stock-based compensation	15.8	12.7	—
Proceeds from exercises of employee stock options	81.0	15.6	—
Repurchases of shares of common stock related to stock-based compensation	(29.2)	(16.4)	(5.5)
Other, net	(1.2)	15.0	(2.9)
Net Cash Used in Financing Activities	(613.5)	(446.0)	(324.6)

Currency rate effect on cash and cash equivalents	(2.6)	4.1	0.3
Increase in Cash and Cash Equivalents	42.5	13.6	30.6
Cash and Cash Equivalents at Beginning of Year	183.8	170.2	139.6
Cash and Cash Equivalents at End of Year	$226.3	$183.8	$170.2
Supplemental cash flow disclosures — cash paid during the year for:
Income taxes, net of refunds	$55.3	$56.6	$36.6
Interest	$57.7	$101.3	$89.1
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in millions)

	Common Stock	Treasury Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity Attributable to Parent	Non-controlling Interests	Total Stockholders’ Equity
Balance at December 31, 2010	$307.2	$(425.7)	$568.2	$2,057.3	$(605.0)	$1,902.0	$3.5	$1,905.5
Net income	—	—	—	125.2	—	125.2	—	125.2
Foreign currency translation	—	—	—	—	(27.7)	(27.7)	—	(27.7)
Unrecognized pension and other postretirement costs	—	—	—	—	(75.9)	(75.9)	—	(75.9)
Gain on derivative instruments	—	—	—	—	1.6	1.6	—	1.6
Cash dividends on common stock	—	—	—	(84.9)	—	(84.9)	—	(84.9)
Stock-based compensation and other	1.2	(7.1)	42.2	(0.3)	—	36.0	—	36.0
Common stock issued for convertible notes exchange	2.3	—	42.4	—	—	44.7	—	44.7
Retirement of common stock purchased under an ASB	(2.0)	—	2.0	—	—	—	—	—
Retirement of common stock purchased under the 2011 SRP	(3.4)	—	(42.7)	—	—	(46.1)	—	(46.1)
Extinguishment of equity component of convertible notes	—	—	(25.8)	—	—	(25.8)	—	(25.8)
Balance at December 31, 2011	$305.3	$(432.8)	$586.3	$2,097.3	$(707.0)	$1,849.1	$3.5	$1,852.6
Net income	—	—	—	401.3	—	401.3	—	401.3
Foreign currency translation	—	—	—	—	40.6	40.6	—	40.6
Unrecognized pension and other postretirement costs	—	—	—	—	(119.8)	(119.8)	—	(119.8)
Loss on derivative instruments	—	—	—	—	(2.8)	(2.8)	—	(2.8)
Cash dividends on common stock	—	—	—	(125.2)	—	(125.2)	—	(125.2)
Stock-based compensation and other	4.3	(15.2)	57.8	(1.9)	—	45.0	—	45.0
Retirement of common stock purchased under the 2011 SRP	(4.9)	—	(10.0)	(76.6)	—	(91.5)	—	(91.5)
Balance at December 31, 2012	$304.7	$(448.0)	$634.1	$2,294.9	$(789.0)	$1,996.7	$3.5	$2,000.2
Net income	—	—	—	474.6	—	474.6	—	474.6
Foreign currency translation	—	—	—	—	5.0	5.0	—	5.0
Unrecognized pension and other postretirement costs		—	—	—	137.8	137.8	—	137.8
Gain on derivative instruments	—	—	—	—	1.0	1.0	—	1.0
Cash dividends on common stock	—	—	—	(174.1)	—	(174.1)	—	(174.1)
Stock-based compensation and other	6.9	(29.2)	123.0	(0.2)	—	100.5	—	100.5
Retirement of common stock purchased under the ASB	(9.4)	—	(92.3)	(248.8)	—	(350.5)	—	(350.5)
Retirement of common stock purchased under the 2011 SRP	(4.7)	—	(10.5)	(104.3)	—	(119.5)	—	(119.5)
Balance at December 31, 2013	$297.5	$(477.2)	$654.3	$2,242.1	$(645.2)	$2,071.5	$3.5	$2,075.0
See Notes to Consolidated Financial Statements.

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE 1
Description of Business and Significant Accounting Policies
Description of Business
Newell Rubbermaid (the “Company”) is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco® and Aprica®. The company’s multi-product offering consists of well-known, name brand consumer and commercial products in five business segments: Writing, Home Solutions, Tools, Commercial Products and Baby & Parenting.
During 2013, the Company divested its Hardware and Teach businesses, which were primarily included in the former Specialty segment at December 31, 2012. Accordingly, the results of operations of these businesses have been classified as discontinued operations for all periods presented. The remaining businesses in the former Specialty segment, specifically Dymo Office and Endicia, were combined with the Writing segment given the significant channel and operating synergies.
Principles of Consolidation
The Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and variable interest entities where the Company is the primary beneficiary, after elimination of intercompany transactions.
Use of Estimates
The preparation of these consolidated financial statements requires the use of certain estimates by management in determining the Company’s assets, liabilities, sales and expenses, and related disclosures. Actual results could differ from those estimates.
Reclassifications
Certain 2012 and 2011 amounts have been reclassified to conform to the 2013 presentation.
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
The Company’s forward exchange contracts do not subject the Company to risk due to foreign exchange rate movement, because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. The Company is exposed to credit-related losses in the event of non-performance by counterparties to certain derivative financial instruments. The Company does not obtain collateral or other security to support derivative financial instruments subject to credit risk, but monitors the credit standing of the counterparties.
The credit exposure that results from commodity, interest rate, foreign exchange and other derivatives is the fair value of contracts with a positive fair value as of the reporting date. The credit exposure on the Company’s interest rate and foreign currency derivatives at December 31, 2013 was $23.1 million and $2.9 million, respectively.

Sales Recognition and Customer Programs
Sales of merchandise and freight billed to customers are recognized when title passes and all substantial risks of ownership change, which generally occurs either upon shipment or upon delivery based upon contractual terms. Sales are net of provisions for cash discounts, returns, customer discounts (such as volume or trade discounts), cooperative advertising and other sales-related discounts and programs.
Under customer programs and arrangements that require sales incentives to be paid in advance, the Company amortizes the amount paid over the period of benefit or contractual sales volume. When incentives are paid in arrears, the Company accrues the estimated amount to be paid based on the program’s contractual terms, expected customer performance and/or estimated sales volume. The aggregate cost of customer discounts (primarily volume discounts) and cooperative advertising, which are included as a reduction in net sales, was $529.9 million, $488.8 million and $443.1 million in 2013, 2012 and 2011, respectively.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and highly liquid investments that have a maturity of three months or less when purchased.

Inventories
Inventories are stated at the lower of cost or market value using the last-in, first-out (LIFO) or first-in, first-out (FIFO) methods (see Footnote 5 for additional information). The Company reduces its inventory value for estimated obsolete and slow-moving inventory in an amount equal to the difference between the cost of inventory and the net realizable value based upon estimates about future demand and market conditions. As of December 31, 2013 and 2012, the Company’s reserves for excess and obsolete inventory and shrink totaled $37.8 million and $56.9 million, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
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
The Company evaluates goodwill for impairment annually at the reporting unit level. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. If the carrying amount of the reporting unit is greater than the fair value, impairment may be present. The Company assesses the fair value of each reporting unit for its goodwill impairment test based on a discounted cash flow model, an earnings multiple or an actual sales offer received from a prospective buyer, if available. Estimates critical to the Company’s fair value estimates using earnings multiples include the projected financial performance of the reporting unit and the applicable earnings multiple. Estimates critical to the Company’s fair value estimates under the discounted cash flow model include projected financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, product costs and the working capital investment required.
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

Other Long-Lived Assets
The Company tests its other long-lived assets for impairment in accordance with relevant authoritative guidance. The Company evaluates if impairment indicators related to its property, plant and equipment and other long-lived assets are present. These impairment indicators may include a significant decrease in the market price of a long-lived asset or asset group, a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition, or a current period operating or cash flow loss combined with a history of operating or cash flow losses or a forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group. If impairment indicators are present, the Company estimates the future cash flows for the asset or group of assets. The sum of the undiscounted future cash flows attributable to the asset or group of assets is compared to their carrying amount. The cash flows are estimated utilizing various projections of sales and expenses, working capital and proceeds from asset disposals on a basis consistent with the strategic plan. If the carrying amount exceeds the sum of the undiscounted future cash flows, the Company determines the assets’ fair value by discounting the future cash flows using a discount rate required for a similar investment of like risk and records an impairment charge as the difference between the fair value and the carrying value of the asset group. Generally, the Company performs its testing of the asset group at the product-line level, as this is the lowest level for which identifiable cash flows are available.
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
Advertising Costs
The Company expenses advertising costs as incurred. Cooperative advertising with customers is recorded in the Consolidated Financial Statements as a reduction of net sales and totaled $117.7 million, $117.6 million and $118.3 million for 2013, 2012 and 2011, respectively. All other advertising costs are recorded in selling, general and administrative expenses and totaled $153.8 million, $143.6 million and $151.2 million in 2013, 2012 and 2011, respectively.
Research and Development Costs
Research and development costs relating to both future and current products are charged to selling, general and administrative expenses as incurred. These costs totaled $110.8 million, $116.1 million and $118.5 million in 2013, 2012 and 2011, respectively.
Derivative Financial Instruments
Derivative financial instruments are generally used to manage certain commodity, interest rate and foreign currency risks. These instruments primarily include interest rate swaps, forward exchange contracts and options. The Company’s forward exchange contracts and options do not subject the Company to exchange rate risk because gains and losses on these instruments generally offset gains and losses on the assets, liabilities and other transactions being hedged. However, these instruments, when settled, impact the Company’s cash flows from operations to the extent the underlying transaction being hedged is not simultaneously settled due to an extension, a renewal or otherwise.
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
The fair values of foreign currency hedging instruments are recorded within Prepaid expenses and other and Other accrued liabilities in the Consolidated Balance Sheets based on the maturity of the Company’s forward contracts at December 31, 2013 and 2012. The earnings impact of cash flow hedges relating to forecasted purchases of inventory is generally reported in cost of products sold to match the underlying transaction being hedged. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer probable of occurring, in which case previously deferred hedging gains or losses would be recorded to earnings immediately.
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
The Company considers Venezuela a highly inflationary economy. Accounting standards require the functional currency of foreign operations operating in highly inflationary economies to be the same as the reporting currency of the Company. Accordingly, the functional currency of the Company’s Venezuelan operations is the U.S. Dollar. In February 2013, the Venezuelan government announced a devaluation of the Bolivar Fuerte (“Bolivar”), resulting in the exchange rate declining from 5.3 to 6.3 Bolivars to U.S. Dollar. Because the Company considers Venezuela a highly inflationary economy, the change in the exchange rate resulted in foreign exchange losses of $11.1 million during 2013. These foreign exchange losses represent the impact of the devaluation on the Bolivar-denominated net monetary assets of the Company’s Venezuelan operations. Throughout 2012 and 2011, the Company used the exchange rate of the Transaction System for Foreign Currency Denominated Securities (SITME) of 5.3 Bolivars to U.S. Dollar. As of December 31, 2013, the Company’s Venezuelan operations had approximately $87.3 million in Bolivar-denominated net monetary assets. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in one-time benefits (charges) based on the value of the Bolivar-denominated net monetary assets at the time when such exchange rate changes become effective. During 2013, 2012 and 2011, the Company’s Venezuelan operations generated 1.4% or less of consolidated net sales.

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
The Company’s income tax provisions are based on calculations and assumptions that are subject to examination by various worldwide tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it has established tax, interest and penalty reserves in recognition that various taxing authorities may challenge the positions taken, which could result in additional liabilities for taxes, interest and penalties. The Company regularly reviews its deferred tax assets for recoverability considering historical profitability, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
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
In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to present, either on the face of the statement of operations or in the notes, the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income (loss), but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The Company adopted ASU 2013-02 effective January 1, 2013, and the required disclosures are included in Footnote 3.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The guidance is effective for interim and annual reporting periods beginning on or after December 15, 2013. The Company is currently evaluating the impact of ASU 2013-11 on its financial statements.
Other recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position, results of operations and disclosures.

FOOTNOTE 2
Discontinued Operations
On September 10, 2013, the Company sold its Hardware business, including the Levolor®-branded and private label drapery hardware business, for net cash consideration of $182.9 million, of which $2.5 million was received in January 2014. The products sold by the Hardware business included convenience and window hardware, manual paint applicators, and drapery and cabinet hardware. The proceeds are net of $3.9 million of transaction expenses and $2.6 million of cash included in the assets sold. The net assets of the Hardware business were $72.8 million, including $21.2 million of goodwill, resulting in a pretax gain of $110.1 million. In addition, the Company retained approximately$27.0 million of accounts receivable, net of customer-related liabilities, associated with the Hardware business.
On July 12, 2013, the Company completed the sale of its Teach business, which provided interactive teaching technology solutions. The Company recorded $22.7 million of pretax losses during 2013 relating to the impairments of goodwill, intangibles and other long-lived assets and write-downs of working capital associated with the Teach business.
On July 1, 2011, the Company sold its hand torch and solder business to an affiliate of Worthington Industries, Inc. (“Worthington”) for cash consideration of $51.0 million, $8.0 million of which was held in escrow for a period of one year. The cash consideration paid in connection with the transaction provided for settlement of all claims involving the Company’s litigation with Worthington. In connection with the sale of the business, the Company transferred net assets with a carrying value of approximately $11.1 million to Worthington, representing property, plant and equipment, certain intangible assets, and net working capital. The Company allocated $35.2 million of goodwill to the hand torch and solder business, and the $35.2 million of goodwill was written off in connection with the sale. The Company retained approximately $13.0 million of accounts receivable associated with the hand torch and solder business that resulted from sales prior to July 1, 2011. During 2012, the conditions related to the escrow were satisfied and resolved, and the Company received $7.8 million from the escrow and recognized the proceeds as a gain from the sale of the hand torch and solder business in discontinued operations.
The following table provides a summary of amounts included in discontinued operations, which primarily relate to the Hardware, Teach and hand torch and solder businesses (in millions):

	2013	2012	2011
Net sales	$194.7	$322.8	$411.7
(Loss) income from discontinued operations before income taxes(1)	$(5.4)	$11.6	$(47.6)
Income tax (benefit) expense	(1.0)	4.0	(0.8)
(Loss) income from discontinued operations	(4.4)	7.6	(46.8)
Net gain (loss) on disposal(2)	58.9	1.7	(15.2)
Income (loss) from discontinued operations, net of tax	$54.5	$9.3	$(62.0)
(1) The results of operations from discontinued operations for 2011 includes goodwill impairment charges of $64.7 million (pretax) related to the Hardware business.  See Footnote 7 for further details.

(2)
2013 includes pretax gains of $87.4 million (related tax expense of $28.5 million) relating to net gains from sale; impairments and write-offs of goodwill, intangibles and other long-lived assets; and write-downs and write-offs of net working capital. For 2012, net gain on disposal includes pretax gains of $5.1 million (related tax expense of $3.4 million) relating to the sale of the hand torch and solder business. For 2011, net loss on disposal includes a pretax loss of $13.9 million (related tax expense of $1.3 million) relating to the sale of the hand torch and solder business.

FOOTNOTE 3
Stockholders’ Equity
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback (the “ASB Agreement”) of the Company’s common stock. Under the ASB Agreement, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9.4 million shares of the Company’s common stock based on an initial per share amount of $29.69, representing a substantial majority of the shares expected to be delivered under the ASB Agreement. The number of shares that the Company ultimately purchases under the ASB Agreement will be determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period, less a discount, and is subject to certain adjustments under the ASB Agreement. Upon settlement following the end of the calculation period, Goldman Sachs will deliver additional shares to the Company so that the aggregate value of the shares initially delivered plus such additional shares, based on the final price, is $350.0 million. Alternatively, if the value of the shares initially delivered, based on the final price, exceeds $350.0 million, the Company will deliver cash or shares of the Company’s common stock (at the Company’s election) to Goldman Sachs for the excess. The calculation period is scheduled to run from October 2013 through April 2014 and may be shortened at the option of Goldman Sachs.
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. The SRP was authorized for a period of three years ending in August 2014. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300 million of its own shares from February 2014 through the end of 2016. During 2013, the Company repurchased 4.7 million shares pursuant to the SRP for $119.5 million, and such shares were immediately retired. From the commencement of the SRP in August 2011 through December 31, 2013, the Company has repurchased and retired 12.9 million shares at an aggregate cost of $257.1 million.
In connection with the Company’s Capital Structure Optimization Plan, on August 2, 2010, the Company entered into an accelerated stock buyback program with Goldman Sachs for the repurchase of $500.0 million of the Company’s common stock. The accelerated stock buyback program was completed in March 2011, at which time Goldman Sachs delivered an additional 2.0 million shares to the Company, and such shares were immediately retired.
In 2011, the Company exchanged 2.3 million shares valued at $44.7 million and $3.1 million of cash in exchange for substantially all of the $20.3 million principal amount of convertible notes due 2014 that remained outstanding after completion of the Capital Structure Optimization Plan in 2010. The $44.7 million value of the shares issued in connection with the transactions increased stockholders’ equity, and the value of the equity component of the convertible notes due 2014 received and extinguished in the transactions, $25.8 million, reduced stockholders’ equity. See Footnote 9 for further information.

The following table displays the components of accumulated other comprehensive loss as of and for the year ended December 31, 2013 (in millions):

	Foreign Currency Translation Loss, net of tax	Unrecognized Pension & Other Postretirement Costs, net of tax	Derivative Hedging Income (Loss), net of tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2012	$(166.5)	$(621.1)	$(1.4)	$(789.0)
Other comprehensive income before reclassifications	4.3	116.3	3.2	123.8
Amounts reclassified to earnings	0.7	21.5	(2.2)	20.0
Net current period other comprehensive income	5.0	$137.8	$1.0	$143.8
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)

The following table depicts the components of other comprehensive income (loss) presented on a pretax basis and the associated income tax impact (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statement of Operations		Affected Line Item in the Condensed Consolidated Statements of Operations
	Year Ended December 31, 2013	Year Ended December 31, 2012
Foreign currency translation loss:
Total before tax	$0.7	$—	Discontinued operations
Tax effect	—	—
Net of tax	$0.7	$—
Unrecognized pension and other postretirement costs:
Prior service (benefit) cost	$(1.6)	$0.7	(1)
Actuarial loss	33.5	25.6	(1)
Total before tax	31.9	26.3
Tax effect	(10.4)	(8.2)
Net of tax	$21.5	$18.1
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(3.8)	$0.1	Cost of products sold
Foreign exchange contracts on intercompany borrowings	—	0.1	Interest expense, net
Forward interest rate swaps	0.7	0.1	Interest expense, net
Commodity swaps	—	2.9	Cost of products sold
Total before tax	(3.1)	3.2
Tax effect	0.9	(1.3)
Net of tax	$(2.2)	$1.9

(1)
These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Consolidated Statements of Operations for 2013 and 2012. See Footnote 12 for further details.

FOOTNOTE 4
Restructuring Costs
Project Renewal
In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. Project Renewal is designed to simplify and align the business around two key activities - Brand & Category Development and Market Execution & Delivery. In connection with the program, the Company eliminated its operating groups and consolidated its 13 GBUs into 5 business segments. In addition, the Company is consolidating certain manufacturing facilities and distribution centers as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. Cumulative pretax costs of Project Renewal are expected to be $340 million to $375 million, of which $300 million to $340 million are cash costs. Approximately 75% of the total cash costs are expected to be employee-related cash costs, including severance, retirement, and other termination benefits and costs. Project Renewal is expected to be complete by mid-2015.

The following table depicts the restructuring charges incurred in connection with Project Renewal for the years ended December 31, (in millions):

	2013	2012	2011	Since Inception Through December 31, 2013
Facility and other exit costs, including impairments	$5.7	$(0.7)	$8.4	$13.4
Employee severance, termination benefits and relocation costs	93.4	29.2	18.3	140.9
Exited contractual commitments and other	14.6	8.8	4.5	27.9
	$113.7	$37.3	$31.2	$182.2
Restructuring costs-continuing operations	$112.8	$34.2	$29.0	$176.0
Restructuring costs-discontinued operations	$0.9	$3.1	$2.2	$6.2

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following tables depict the activity in accrued restructuring reserves for Project Renewal for 2013 and 2012 (in millions):

	December 31, 2012			December 31, 2013
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$5.7	$(5.7)	$—
Employee severance, termination benefits and relocation costs	19.0	93.4	(52.1)	60.3
Exited contractual commitments and other	4.3	14.6	(11.8)	7.1
	$23.3	$113.7	$(69.6)	$67.4

	December 31, 2011	Provision		December 31, 2012
	Balance	(Benefit)	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$(0.7)	$0.7	$—
Employee severance, termination benefits and relocation costs	11.2	29.2	(21.4)	19.0
Exited contractual commitments and other	4.5	8.8	(9.0)	4.3
	$15.7	$37.3	$(29.7)	$23.3

The following tables depict the activity in accrued restructuring reserves for Project Renewal for 2013 and 2012 aggregated by reportable business segment (in millions):

	December 31, 2012			December 31, 2013
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$1.4	$34.3	$(9.9)	$25.8
Home Solutions	8.5	4.6	(12.4)	0.7
Tools	0.2	4.3	(4.2)	0.3
Commercial Products	1.4	8.1	(2.7)	6.8
Baby & Parenting	0.9	1.9	(1.4)	1.4
Corporate (including discontinued operations)	10.9	60.5	(39.0)	32.4
	$23.3	$113.7	$(69.6)	$67.4

	December 31, 2011			December 31, 2012
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$1.9	$3.7	$(4.2)	$1.4
Home Solutions	7.1	7.6	(6.2)	8.5
Tools	—	1.0	(0.8)	0.2
Commercial Products	—	5.6	(4.2)	1.4
Baby & Parenting	2.0	0.9	(2.0)	0.9
Corporate (including discontinued operations)	4.7	18.5	(12.3)	10.9
	$15.7	$37.3	$(29.7)	$23.3
European Transformation Plan
In June 2010, the Company announced a program to centralize its European business (the “European Transformation Plan”). The European Transformation Plan included initiatives designed to transform the European organizational structure and processes to centralize certain operating activities, improve performance, leverage the benefits of scale, and to contribute to a more efficient and cost-effective implementation of an enterprise resource planning program in Europe, all with the aim of increasing operating margin in the European region to approximately10%. The implementation of the European Transformation Plan was complete as of December 31, 2013, with cumulative restructuring costs over the life of the initiative totaling $35.4 million.
Restructuring charges incurred in connection with the European Transformation Plan are reported in the Company’s Corporate segment and were $(2.3) million, $18.8 million and $18.9 million in 2013, 2012 and 2011, respectively.

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for the European Transformation Plan for 2013 and 2012 (in millions):

	December 31, 2012	Provision		December 31, 2013
	Balance	(Benefit)	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$(0.8)	$0.8	$—
Employee severance, termination benefits and relocation costs	10.9	(2.0)	(6.0)	2.9
Exited contractual commitments and other	2.0	0.5	(1.9)	0.6
	$12.9	$(2.3)	$(7.1)	$3.5

	December 31, 2011			December 31, 2012
	Balance	Provision	Costs Incurred	Balance
Employee severance, termination benefits and relocation costs	$6.0	$14.8	$(9.9)	$10.9
Exited contractual commitments and other	2.1	4.0	(4.1)	2.0
	$8.1	$18.8	$(14.0)	$12.9

Total Restructuring Costs
The table below shows restructuring costs recognized for all restructuring activities for the periods indicated, aggregated by reportable business segment (in millions):

Segment	2013(1)	2012	2011
Writing	$34.3	$3.7	$3.4
Home Solutions	4.6	7.6	7.8
Tools	6.0	1.0	—
Commercial Products	8.1	5.6	—
Baby & Parenting	1.9	0.9	2.4
Corporate (including discontinued operations)	57.1	37.3	36.5
	$112.0	$56.1	$50.1
Restructuring costs-continuing operations	$111.1	$52.9	$47.9
Restructuring costs-discontinued operations	$0.9	$3.2	$2.2

(1)	Total restructuring cost include $0.6 million of cost relating to prior restructuring projects.

Cash paid for all restructuring activities included in operating activities was $74.9 million, $48.6 million and $39.5 million for 2013, 2012 and 2011, respectively.

FOOTNOTE 5
Inventories, Net
The components of net inventories were as follows as of December 31, (in millions):

	2013	2012
Materials and supplies	$123.5	$126.6
Work in process	107.0	109.3
Finished products	453.9	460.5
	$684.4	$696.4
Inventory costs include direct materials, direct labor and manufacturing overhead, or when finished goods are sourced, the cost is the amount paid to the third party. Cost of certain domestic inventories (approximately 51.8% and 54.4% of gross inventory costs at December 31, 2013 and 2012, respectively) was determined by the LIFO method; for the balance, cost was determined using the FIFO method. As of December 31, 2013 and 2012, LIFO reserves were $34.2 million and $49.8 million, respectively. The net income (loss) from continuing operations recognized by the Company related to the liquidation of LIFO-based inventories in 2013, 2012 and 2011 was $6.5 million, $3.2 million and $(2.7) million, respectively.

FOOTNOTE 6
Property, Plant & Equipment, Net
Property, plant and equipment, net, consisted of the following as of December 31, (in millions):

	2013	2012
Land	$27.0	$27.5
Buildings and improvements	375.0	368.1
Machinery and equipment	1,725.4	1,748.6
	2,127.4	2,144.2
Accumulated depreciation	(1,587.8)	(1,584.0)
	$539.6	$560.2
Depreciation expense for continuing operations was $100.4 million, $103.4 million and $103.9 million in 2013, 2012 and 2011, respectively.

FOOTNOTE 7
Goodwill and Other Intangible Assets, Net
A summary of changes in the Company’s goodwill by reportable business segment is as follows for 2013 and 2012 (in millions):

Segment	December 31, 2012 Balance	Acquisitions	Other Adjustments(1)	Foreign Currency	December 31, 2013 Balance
Writing	$1,145.4	$—	$(7.7)	$23.8	$1,161.5
Home Solutions	226.9	—	(21.2)	—	205.7
Tools	482.2	—	—	2.3	484.5
Commercial Products	387.7	—	—	0.1	387.8
Baby & Parenting	128.0	—	—	(6.4)	121.6
	$2,370.2	$—	$(28.9)	$19.8	$2,361.1

Segment	December 31, 2011 Balance	Acquisitions	Other Adjustments(1)	Foreign Currency	December 31, 2012 Balance
Writing	$1,137.3	$—	$4.1	$4.0	$1,145.4
Home Solutions	226.9	—	—	—	226.9
Tools	480.3	—	—	1.9	482.2
Commercial Products	387.5	—	—	0.2	387.7
Baby & Parenting	134.0	—	(3.4)	(2.6)	128.0
	$2,366.0	$—	$0.7	$3.5	$2,370.2

(1)
The other adjustment for 2013 for Home Solutions includes the goodwill of the cabinet and drapery hardware business that was written off in connection with the sale of the Hardware business in 2013. The other adjustment for 2013 for Writing represents the goodwill of the Teach business that was deemed impaired in connection with plans to divest the business. The other adjustment for Baby & Parenting in 2012 was due to the settlement of a contingency that was initially recorded in conjunction with the acquisition of Aprica in 2008.

The Company performs its annual impairment tests of goodwill and indefinite-lived intangibles as of the first day of the Company’s third quarter because it coincides with the Company’s annual strategic planning process. Effective in the fourth quarter of 2012, the Company, as part of Project Renewal, implemented changes to its organizational structure that resulted in an increase in the number of reportable segments, from three to six, and reporting units, from nine to 15. Based on the Company’s plans to divest the Hardware and Teach businesses, the goodwill of these reporting units was evaluated for impairment each reporting period subsequent to the Company committing to dispose of these businesses, which occurred in the first quarter of 2013. The Company concluded the goodwill of the Teach reporting unit was impaired in the first quarter of 2013, and the goodwill of the Hardware reporting unit was not impaired. Upon further reorganization in the first quarter of 2013 and excluding the Hardware and Teach reporting units, the number of reportable segments was reduced to five, and the number of reporting units was reduced to 13. Other than the tests of impairment of the Hardware and Teach reporting units in connection with the Company’s plans to divest these businesses, there were no other impairment tests of goodwill and indefinite-lived intangible assets during 2013 other than the annual impairment tests.

During 2011, the Company recorded non-cash impairment charges of $317.9 million in continuing operations and $64.7 million in discontinued operations in 2011 as a result of its annual impairment tests, principally related to goodwill impairments in the Company’s Baby & Parenting and Hardware businesses, respectively. The impairments generally resulted from declines in sales projections relative to previous estimates due to economic and market factors based in large part on actual declines in sales in the first six months of 2011, which adversely impacted projected operating margins and net cash flows for these reporting units. The decline in anticipated future cash flows adversely affected the estimated fair value of the reporting units calculated using the discounted cash flow approach and resulted in the estimated fair values of the Baby & Parenting and the Hardware reporting units being less than their net assets (including goodwill). In addition to $370.2 million of goodwill impairments, the Company recorded $12.4 million of non-cash impairment charges relating to impairments of trade names and other assets.
Cumulative impairment charges relating to goodwill since January 1, 2002, were $1,642.4 million as of December 31, 2013 and 2012. Of these amounts, $538.0 million was included in cumulative effect of accounting change, and $363.6 million was included in discontinued operations.

Other intangible assets, net consisted of the following as of December 31, (in millions):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade names — indefinite life	$312.4	$—	$312.4	$311.1	$—	$311.1
Trade names — other	37.0	(25.9)	11.1	42.1	(28.0)	14.1
Capitalized software	446.8	(194.9)	251.9	429.9	(160.7)	269.2
Patents	89.5	(75.6)	13.9	92.2	(68.2)	24.0
Customer lists	108.6	(83.4)	25.2	113.5	(77.9)	35.6
Other	2.3	(2.3)	—	3.1	(3.0)	0.1
	$996.6	$(382.1)	$614.5	$991.9	$(337.8)	$654.1
The table below summarizes the Company’s amortization periods using the straight-line method for other intangible assets, including capitalized software, as of December 31, 2013:

	Weighted-Average Amortization Period (in years)	Amortization Periods (in years)
Trade names — indefinite life	N/A	N/A
Trade names — other	10	3 – 20 years
Capitalized software	10	3 – 12 years
Patents	7	3 – 14 years
Customer lists	8	3 – 10 years
Other	5	3 – 5 years
	9
Amortization expense for intangible assets, including capitalized software, for continuing operations was $56.2 million, $55.7 million and $48.6 million in 2013, 2012 and 2011, respectively.
As of December 31, 2013, the aggregate estimated intangible amortization amounts for the succeeding five years are as follows (in millions):

2014	2015	2016	2017	2018
$51.6	$45.6	$41.2	$38.7	$34.5
Actual amortization expense to be reported in future periods could differ materially from these estimates as a result of acquisitions, changes in useful lives and other relevant factors.

FOOTNOTE 8
Other Accrued Liabilities
Other accrued liabilities included the following as of December 31, (in millions):

	2013	2012
Customer accruals	$292.6	$269.8
Accruals for manufacturing, marketing and freight expenses	89.8	91.6
Accrued self-insurance liabilities	58.5	56.9
Accrued pension, defined contribution and other postretirement benefits	46.5	45.8
Accrued contingencies, primarily legal, environmental and warranty	35.0	38.3
Accrued restructuring (See Footnote 4)	76.7	41.3
Other	104.4	114.3
Other accrued liabilities	$703.5	$658.0
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

FOOTNOTE 9
Debt
The following is a summary of outstanding debt as of December 31, (in millions):

	2013	2012
Medium-term notes	$1,659.8	$1,703.9
Commercial paper	95.0	—
Receivables facility	75.0	200.0
Other debt	6.6	14.5
Total debt	1,836.4	1,918.4
Short-term debt	(174.0)	(210.7)
Current portion of long-term debt	(0.8)	(1.2)
Long-term debt	$1,661.6	$1,706.5
During 2013 and 2012, the Company’s average commercial paper obligations outstanding were $122.4 million and $163.6 million, respectively, at average interest rates, including fees and commissions, of 2.9% and 2.7%, respectively.
The aggregate maturities of debt outstanding, based on the earliest date the obligation may become due, are as follows as of December 31, 2013 (in millions):

2014	2015	2016	2017	2018	Thereafter	Total
$174.8	$250.0	$—	$350.0	$273.2	$788.4	$1,836.4
Medium-term Notes
The Company’s outstanding medium-term notes consisted of the following principal amounts and interest rate swap values as of December 31, (in millions):

	2013	2012
2.00% senior notes due 2015	$250.0	$250.0
2.05% senior notes due 2017	350.0	350.0
6.25% senior notes due 2018	250.0	250.0
10.60% senior notes due 2019	20.7	20.7
4.70% senior notes due 2020	550.0	550.0
4.00% senior notes due 2022	250.0	250.0
6.11% senior notes due 2028	1.5	1.5
Interest rate swaps	(12.4)	31.7
Total medium-term notes	$1,659.8	$1,703.9
Average stated interest rate of all medium-term notes outstanding as of December 31, 2013 was 3.94%.
As of December 31, 2013, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swap, which includes fixed-for-floating interest rate contracts with third-party financial institutions the Company entered into during 2012 relating to $500.0 million of the 4.70% medium-term notes due 2020. See Footnote 10 for further details. During 2011, the Company, at its option, terminated and settled certain interest rate swaps related to an aggregate $750.0 million principal amount of medium-term notes with original maturity dates ranging between March 2012 and April 2013. The Company received cash proceeds of $22.7 million from counterparties as settlement for the interest rate swaps. Under the relevant authoritative guidance, gains resulting from the early termination of interest rate swaps were deferred and amortized as adjustments to interest expense over the remaining period of the debt originally covered by the interest rate swaps. The cash received from the termination of the interest rate swaps is included in operating activities in accrued liabilities and other in the Consolidated Statement of Cash Flows for 2011.
The medium-term note balances at December 31, 2013 and 2012 include mark-to-market adjustments of $(12.4) million and $31.7 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of (decreasing) increasing the reported value of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, the interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $13.6 million, $21.8 million and $31.5 million for 2013, 2012 and 2011, respectively.
In June 2012, the Company completed the offering and sale of $500.0 million of unsecured senior notes, consisting of $250.0 million aggregate principal amount of 2.0% notes due 2015 (the “2015 Notes”) and $250.0 million aggregate principal amount of 4.0% notes due 2022 (the “2022 Notes” and, together with the 2015 Notes, the “Notes”). The aggregate net proceeds from the issuance of the Notes were $495.1 million and were used to fund the redemption of all of the $436.7 million of junior convertible subordinated debentures, which underlie the outstanding 5.25% convertible preferred securities with an aggregate liquidation preference of $421.2 million, to reduce short-term borrowings and for general corporate purposes. The Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2015 Notes may be redeemed by the Company at any time and the 2022 Notes may be redeemed at any time prior to the date that is three months prior to the maturity date of the 2022 Notes, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. If the 2022 Notes are redeemed on or after a date that is three months prior to the maturity date of the 2022 Notes, then the redemption price is equal to 100% of the principal amount of the 2022 Notes being redeemed plus accrued interest to such redemption date. The Notes also contain a provision that allows holders of the Notes to require the Company to repurchase all or any part of the Notes if a change of control triggering event occurs. Under this provision, the repurchase of the Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such Notes to the date of repurchase. The Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2013 and 2012 based on their maturity dates in 2015 and 2022.
In December 2012, the Company completed the offering and sale of $350.0 million aggregate principal amount of 2.05% notes due 2017 (the “2017 Notes”). The net proceeds of $346.8 million from the issuance of the 2017 Notes, together with cash on hand and short-term borrowings, were used to repay the $500.0 million outstanding principal amount of 5.50% notes due 2013 (the “2013 Notes”). The 2017 Notes are senior obligations of the Company and rank equally with all of its other unsecured and unsubordinated indebtedness from time to time outstanding. The 2017 Notes may be redeemed by the Company at any time prior to the maturity date, in whole or in part, at a redemption price plus accrued and unpaid interest to the date of redemption. The redemption price is equal to the greater of (1) 100% of the principal amount of the 2017 Notes being redeemed on the redemption date and (2) the sum of the present values of the remaining scheduled payments of principal and interest thereon (not including any portion of any payments of interest accrued through the date of the redemption), discounted to the date of redemption on a semiannual basis at a specified rate. The 2017 Notes also contain a provision that allows holders of the 2017 Notes to require the Company to repurchase all or any part of the 2017 Notes if a change of control triggering event occurs. Under this provision, the repurchase of the 2017 Notes will occur at a purchase price of 101% of the outstanding principal amount, plus accrued and unpaid interest, if any, on such 2017 Notes to the date of repurchase. The 2017 Notes are classified as long-term debt in the Company’s Consolidated Balance Sheet at December 31, 2013 and 2012 based on their maturity date in 2017.
In December 2012, the Company repaid and retired the $500.0 million outstanding principal amount of the 2013 Notes. At settlement, the Company made cash payments of $512.9 million, which included accrued interest of $5.8 million through settlement and a $7.1 million premium payable due to the early repayment pursuant to the terms of the 2013 Notes. The Company recognized a loss of $4.1 million on extinguishment of the 2013 Notes, which includes the $7.1 million premium net of the remaining $3.0 million unamortized gain on terminated interest rate swaps attributable to the 2013 Notes.
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
Convertible Notes
In March 2011, the Company completed exchanges of newly issued shares of common stock and cash for $20.0 million outstanding principal amount of 5.5% convertible notes due March 2014 (the “Convertible Notes”). The Company paid $3.1 million in cash and issued 2.3 million shares of the Company’s common stock for the $20.0 million principal amount of Convertible Notes. The Company determined that the fair value of total consideration (including cash) paid to the holders of Convertible Notes, using the fair market value of common stock at settlement, was $47.4 million. In accordance with the applicable authoritative accounting guidance, the Company determined the fair value of the liability component of the Convertible Notes received, with the residual value representing the equity component. The excess of the fair value of the liability component, or $21.8 million, over the carrying value of the Convertible Notes exchanged, $17.3 million, was recognized as a loss related to the extinguishment of debt in 2011. Including the write-off of unamortized issuance costs, the Company recorded a pretax loss of $4.8 million, which is included in loss related to extinguishment of debt in the Consolidated Statement of Operations for 2011. During 2011, in addition to the March 2011 exchanges, the Company also exchanged an additional $0.2 million principal amount of the Convertible Notes generally based on the same terms and conditions as offered to the holders of the Convertible Notes in previous exchanges. As of December 31, 2013, $0.1 million principal amount of the Convertible Notes remained outstanding.
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
During 2012, the Company redeemed the $436.7 million of remaining outstanding Debentures. Because the Preferred Securities were mandatorily redeemable upon the retirement of the Debentures at maturity or upon acceleration of the Debentures, the Preferred Securities were concurrently redeemed at 100% of the liquidation preference of $421.2 million. In conjunction with the redemption of the Debentures and the Preferred Securities, the Company received cash proceeds of $15.5 million representing liquidation of the Company’s equity interest in the Subsidiary. The Company repaid the Debentures at 100% of their face amount; therefore, substantially all of the $6.0 million loss on extinguishment of the Debentures was due to the write-off of deferred financing costs.
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings from $200.0 million to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirement as of December 31, 2013. The financing subsidiary owned $682.2 million of outstanding accounts receivable as of December 31, 2013, and these amounts are included in accounts receivable, net in the Company’s Consolidated Balance Sheet at December 31, 2013. The amount that may be borrowed under the Receivables Facility is subject to various limitations based on the character of the receivables owned by the financing subsidiary. The Company had outstanding borrowings of $75.0 million under the Receivables Facility as of December 31, 2013, which have been classified as short-term borrowings and bear interest at a weighted-average rate of 0.9%.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Company may from time to time request increases in the aggregate commitment to up to $1.25 billion upon the satisfaction of approval requirements. The Company may request extensions of the maturity date of the Facility (subject to lender approval) for additional one-year periods. Borrowings under the Facility will be used for general corporate purposes, and the Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. Under the Facility, the Company may borrow funds on a variety of interest rate terms. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Company may borrow, prepay and re-borrow amounts under the Facility at any time prior to termination of the Facility. As of December 31, 2013, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and there was $95.0 million of commercial paper outstanding.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
The Credit Agreement contains customary representations and warranties, covenants and events of default. The covenants set forth in the Credit Agreement include certain affirmative and negative operational and financial covenants, including, among other things, restrictions on the Company’s ability to incur certain liens, make fundamental changes to its business or engage in transactions with affiliates, limitations on the amount of indebtedness that may be incurred by the Company’s subsidiaries and a requirement that the Company maintain certain interest coverage and total indebtedness to total capital ratios, as defined in the Credit Agreement. In addition, the Credit Agreement provides for certain events of default, the occurrence of which could result in the acceleration of the Company’s obligations under the Credit Agreement and the termination of the lenders’ obligation to extend credit pursuant to the Credit Agreement. As of December 31, 2013, the Company was in compliance with the provisions of the Credit Agreement.

FOOTNOTE 10
Derivatives
The use of financial instruments, including derivatives, exposes the Company to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices. The Company enters into interest rate swaps related to existing debt obligations with initial maturities ranging from five to ten years. The Company uses interest rate swap agreements to manage its interest rate exposure and to achieve a desired proportion of variable and fixed-rate debt. These derivatives are designated as fair value hedges based on the nature of the risk being hedged. The Company also uses derivatives to hedge interest rates on anticipated issuances of debt securities occurring within one year or less of the inception date of the derivative, and the Company uses these instruments to reduce the volatility in future interest payments that would be made pursuant to the anticipated debt issuances. These derivatives are designated as cash flow hedges. The Company uses derivative instruments, such as forward contracts, to manage the risk associated with the volatility of future cash flows denominated in foreign currencies and changes in fair value resulting from changes in foreign currency exchange rates. The Company’s foreign exchange risk management policy generally emphasizes hedging transaction exposures of one-year duration or less and hedging foreign currency intercompany financing activities with derivatives with maturity dates of one year or less. The Company uses derivative instruments to hedge various foreign exchange exposures, including the following: (i) variability in foreign currency-denominated cash flows, such as the hedges of inventory purchases for products produced in one currency and sold in another currency and (ii) currency risk associated with foreign currency-denominated operating assets and liabilities, such as forward contracts and other instruments that hedge cash flows associated with intercompany financing activities. Hedging instruments are not available for certain currencies in countries in which the Company has operations. In these cases, the Company uses alternative means in an effort to achieve an economic offset to the local currency exposure such as invoicing and/or paying intercompany and third party transactions in U.S. Dollars. Additionally, the Company purchases certain raw materials that are subject to price volatility caused by unpredictable factors. Where practical, the Company uses derivatives as part of its commodity risk management process. The Company reports its derivative positions in the Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions.
Derivative instruments are accounted for at fair value. The accounting for changes in the fair value of a derivative depends on the intended use and designation of the derivative instrument. For a derivative instrument that is designated and qualifies as a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, is recognized in current earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is initially reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of tax, and is subsequently reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss is recognized in current earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for 2013, 2012 and 2011.

The following table summarizes the Company’s outstanding derivative instruments and their effects on the Consolidated Balance Sheets as of December 31, 2013 and 2012 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	2013	2012	Balance Sheet Location	2013	2012
Interest rate swaps	Other assets	$23.1	$38.9	Other noncurrent liabilities	$35.5	$7.2
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	2.9	0.5	Other accrued liabilities	1.2	0.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—	—	Other accrued liabilities	0.2	1.1
Total assets		$26.0	$39.4	Total liabilities	$36.9	$8.5
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of December 31, 2013 and 2012.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement. During 2012, the Company entered into fixed-for-floating interest rate contracts with third-party financial institutions for $500.0 million principal amount of medium-term notes due 2020. During the term of these contracts, the Company will receive semi-annual interest payments from the counterparties based on a fixed annual interest rate of 4.70%, and concurrently, the Company will make semiannual interest payments at a rate indexed to the LIBOR. During 2011, the Company, at its option, terminated certain interest rate swap contracts that were previously accounted for as fair value hedges. See Footnote 9 for further details.

Fair Value Hedges

The pretax effects of derivative instruments designated as fair value hedges on the Company’s Consolidated Statements of Operations for 2013, 2012 and 2011 were as follows (in millions):

Derivatives in fair value relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		2013	2012	2011
Interest rate swaps	Interest expense, net	$(44.1)	$(4.0)	$16.2
Fixed-rate debt	Interest expense, net	$44.1	$4.0	$(16.2)
The Company did not realize any ineffectiveness related to fair value hedges during 2013, 2012 and 2011.

Cash Flow Hedges

The pretax effects of derivative instruments designated as cash flow hedges on the Company’s Consolidated Statements of Operations and AOCI for 2013, 2012 and 2011 were as follows (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		2013	2012	2011
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$3.8	$(0.1)	$(5.1)
Foreign exchange contracts on intercompany borrowings	Interest expense, net	—	(0.1)	(0.7)
Forward interest rate swaps	Interest expense, net	(0.7)	(0.1)	—
Commodity swap	Cost of products sold	—	(2.9)	—
		$3.1	$(3.2)	$(5.8)

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	2013	2012	2011
Foreign exchange contracts on inventory-related purchases	$5.2	$(1.7)	$(2.8)
Foreign exchange contracts on intercompany borrowings	(0.6)	(2.1)	1.8
Forward interest rate swaps	—	(2.5)	—
Commodity swap	—	(2.9)	—
	$4.6	$(9.2)	$(1.0)
During 2012, the Company entered into forward interest rate swap contracts with certain counterparties for an aggregate $250.0 million notional amount (the “Forward Swaps”) to swap floating LIBOR rates with a weighted-average fixed rate of 1.8%. The Forward Swaps had original maturities in March 2013. The Forward Swaps were intended to fix the “risk-free” component of the interest rate of the Company’s forecasted debt issuances that were probable of occurring at the time the Forward Swaps were entered into. In November 2012, the Forward Swaps were settled upon the issuance of the $350.0 million principal amount of 2.05% medium-term notes due 2017 (the “2017 Notes”). The Company determined that the Forward Swaps met the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Forward Swaps are accounted for as cash flow hedges. Upon the settlement of the Forward Swaps, the Company recognized pretax losses of $2.5 million in AOCI, and the Company will reclassify these losses into earnings as interest expense over the term of the instruments the Forward Swaps were intended to hedge.
In May 2012, the Company entered into a commodity swap contract with a counterparty for an aggregate $14.0 million notional amount (the "Commodity Swap") relating to forecasted monthly purchases of resin. The Commodity Swap expired on December 31, 2012, with cash settlement occurring monthly through the expiration date. The Company determined that the Commodity Swap met the hedge accounting criteria under the relevant authoritative guidance, and accordingly, the Commodity Swap was accounted for as a cash flow hedge.
The Company (paid) received $(1.6) million, $(0.5) million and $2.4 million to settle foreign exchange contracts on intercompany borrowings during 2013, 2012, and 2011 respectively. Such amounts are included in changes in accrued liabilities and other in the Consolidated Statements of Cash Flows for 2013, 2012 and 2011.
The ineffectiveness related to cash flow hedges during 2013, 2012 and 2011 was not material. The Company estimates that during the next 12 months it will reclassify income of $0.9 million included in the pretax amount recorded in AOCI as of December 31, 2013 into earnings.

FOOTNOTE 11
Commitments
Lease Commitments
The Company leases manufacturing, warehouse and other facilities, real estate, transportation, and data processing and other equipment under leases that expire at various dates through the year 2023. Rent expense, which is recognized on a straight-line basis over the life of the lease term, for continuing operations was $115.9 million, $126.8 million and $123.5 million in 2013, 2012 and 2011, respectively.
Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows as of December 31, 2013 (in millions):

2014	2015	2016	2017	2018	Thereafter	Total
$98.2	$86.5	$71.2	$50.3	$37.9	$88.5	$432.6

FOOTNOTE 12
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

Included in AOCI at December 31, 2013 is $716.0 million ($483.3 million net of tax) related to net unrecognized actuarial losses and unrecognized prior service credit that have not yet been recognized in net periodic pension cost. The Company expects to recognize $21.0 million ($13.9 million net of tax) of costs in 2014 associated with amortizing net actuarial losses and prior service credit.

The Company’s tax-qualified defined benefit pension plan is frozen for the entire U.S. workforce, and the Company has replaced the defined benefit pension plan with an additional defined contribution benefit arrangement, which has a three-year cliff-vesting schedule. The Company recorded $16.7 million, $19.0 million and $18.8 million in expense for the defined contribution benefit arrangement for 2013, 2012 and 2011, respectively. The liability associated with the defined contribution benefit arrangement as of December 31, 2013 and 2012 is $17.2 million and $18.8 million, respectively, and is included in other accrued liabilities in the Consolidated Balance Sheets.
As of December 31, 2013 and 2012, the Company maintained various nonqualified deferred compensation plans with varying terms. The total liability associated with these plans was $55.5 million and $65.3 million as of December 31, 2013 and 2012, respectively. These liabilities are included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheets. The Company maintains assets to offset the impact of the market gains and losses associated with the deferred compensation liabilities, and the values of these assets were $52.3 million and $51.8 million as of December 31, 2013 and 2012, respectively. These assets are included in other assets in the Consolidated Balance Sheets.
The Company has a Supplemental Executive Retirement Plan (“SERP”), which is a nonqualified defined benefit and defined contribution plan pursuant to which the Company will pay supplemental benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. The SERP is partially funded through a trust agreement with the Northern Trust Company, as trustee, that owns life insurance policies on approximately 350 active and former key employees with aggregate net death benefits of $275.3 million. At December 31, 2013 and 2012, the life insurance contracts were accounted for using the investment method and had a cash surrender value of $102.5 million and $106.7 million, respectively. All premiums paid and proceeds received associated with the life insurance policies are included in accrued liabilities and other in the Consolidated Statements of Cash Flows. The SERP is also partially funded through cash and mutual fund investments, which had a combined value of $10.3 million and $9.2 million at December 31, 2013 and 2012, respectively. These assets, as well as the cash surrender value of the life insurance contracts, are included in other assets in the Consolidated Balance Sheets. The projected benefit obligation was $110.2 million and $130.5 million at December 31, 2013 and 2012, respectively. The SERP liabilities are included in the pension table below; however, the value of the Company’s investments in the life insurance contracts, cash and mutual funds are excluded from the table, as they do not qualify as plan assets.
The Company’s matching contributions to the contributory 401(k) plan were $13.9 million, $14.2 million and $14.9 million for 2013, 2012 and 2011, respectively.
Defined Benefit Pension Plans
The following provides a reconciliation of benefit obligations, plan assets and funded status of the Company’s noncontributory defined benefit pension plans, including the SERP, as of December 31, (in millions, except percentages):

	U.S.		International
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$1,170.5	$1,054.9	$602.6	$536.3
Service cost	5.0	3.0	7.4	7.9
Interest cost	39.7	45.9	23.9	25.2
Actuarial (gain) loss	(110.6)	135.0	(3.7)	38.0
Currency translation	—	—	13.0	21.6
Benefits paid	(61.8)	(69.3)	(24.6)	(32.3)
Curtailments, settlement costs and other	(8.8)	1.0	(3.2)	5.9
Benefit obligation at end of year	$1,034.0	$1,170.5	$615.4	$602.6

	U.S.		International
	2013	2012	2013	2012
Change in plan assets:
Fair value of plan assets at beginning of year	$707.1	$634.9	$501.9	$484.5
Actual return on plan assets	74.7	74.9	26.9	4.7
Contributions	109.5	66.6	22.1	22.3
Currency translation	—	—	10.3	20.2
Benefits paid	(61.8)	(69.3)	(24.6)	(32.3)
Settlement charges and other	—	—	(3.1)	2.5
Fair value of plan assets at end of year	$829.5	$707.1	$533.5	$501.9
Funded status at end of year	$(204.5)	$(463.4)	$(81.9)	$(100.7)
Amounts recognized in the Consolidated Balance Sheets:
Prepaid benefit cost, included in other assets	$—	$—	$7.0	$4.8
Accrued current benefit cost, included in other accrued liabilities	(9.5)	(9.7)	(4.1)	(4.4)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(195.0)	(453.7)	(84.8)	(101.1)
Total	$(204.5)	$(463.4)	$(81.9)	$(100.7)
Amounts recognized in AOCI:
Prior service credit (cost)	$1.4	$(7.6)	$0.7	$0.6
Net loss	(621.4)	(777.9)	(124.5)	(132.2)
AOCI, pretax	$(620.0)	$(785.5)	$(123.8)	$(131.6)
Accumulated benefit obligation	$1,034.0	$1,162.5	$607.6	$592.3

	U.S.		International
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.50%	3.50%	4.21%	4.15%
Long-term rate of compensation increase	2.50%	2.50%	4.16%	3.84%

The international amounts as of December 31, 2013 include a projected benefit obligation of $319.0 million and plan assets of $326.0 million for plans in which the benefit obligation is less than the fair value of plan assets.
Net pension cost includes the following components for the years ended December 31, (in millions, except percentages):

	U.S.			International
	2013	2012	2011	2013	2012	2011
Service cost-benefits earned during the year	$5.0	$3.0	$4.3	$7.4	$7.9	$6.0
Interest cost on projected benefit obligation	39.7	45.9	49.4	23.9	25.2	26.6
Expected return on plan assets	(58.7)	(59.7)	(59.6)	(23.3)	(25.6)	(28.3)
Amortization of:
Prior service cost	0.3	1.3	1.3	0.3	1.9	3.4
Actuarial loss	29.7	21.5	16.1	3.2	1.3	0.9
Curtailment, settlement and termination benefit costs	—	1.1	0.2	1.5	1.6	(0.8)
Net pension cost	$16.0	$13.1	$11.7	$13.0	$12.3	$7.8

	U.S.			International
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.50%	4.50%	5.25%	4.11%	4.65%	5.35%
Long-term rate of return on plan assets	7.50%	8.25%	8.25%	4.81%	5.12%	6.39%
Long-term rate of compensation increase	2.50%	2.80%	2.70%	3.86%	3.74%	4.02%
The Company expects to make additional cash contributions of approximately $10 million and $17 million to its domestic and international defined benefit pension plans, respectively, in 2014.

Plan Assets
Current Allocation
The fair value of each major category of pension plan assets as of December 31, 2013 and 2012 is as follows (in millions):

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2013	(Level 1)	(Level 2)	(Level 3)		2013	2012	(Level 1)	(Level 2)	(Level 3)		2013	2012
Equity(1),(7)
U.S. large cap	$1.6	$153.8	$—	$155.4			$34.6	$5.7	$—	$40.3
U.S. small cap	27.0	—	—	27.0			7.1	—	—	7.1
International	23.8	110.7	—	134.5			27.5	30.5	—	58.0
Total equity	52.4	264.5	—	316.9	38%	44%	69.2	36.2	—	105.4	20%	12%
Fixed income(2),(7)
U.S. Treasury	91.5	15.5	—	107.0			—	—	—	—
Other government	34.5	22.4	—	56.9			—	83.1	—	83.1
Asset-backed securities	—	15.8	—	15.8			—	—	—	—
Corporate bonds	186.7	33.6	—	220.3			—	30.7	—	30.7
Short-term investments	10.2	7.4	—	17.6			—	—	—	—
Total fixed income	322.9	94.7	—	417.6	50	42	—	113.8	—	113.8	21	20
Insurance contracts(3)	—	16.3	—	16.3	2	2	—	235.0	—	235.0	44	46
Venture capital and partnerships(4)	—	0.2	45.7	45.9	6	7	—	14.1	1.6	15.7	3	5
Real estate(5)	—	—	28.0	28.0	3	4	—	1.8	2.1	3.9	1	1
Cash and cash equivalents(6)	—	4.8	—	4.8	1	1	17.7	42.1	—	59.8	11	13
Derivatives(8)	—	—	—	—	—	—	—	(18.2)	—	(18.2)	(3)	(6)
Commodity funds	—	—	—	—	—	—	—	4.6	—	4.6	1	5
Other	—	—	—	—	—	—	—	13.5	—	13.5	2	4
Total	$375.3	$380.5	$73.7	$829.5	100%	100%	$86.9	$442.9	$3.7	$533.5	100%	100%

	U.S.						International
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Total	% of Total Assets as of December 31,
2012	(Level 1)	(Level 2)	(Level 3)		2012	2011	(Level 1)	(Level 2)	(Level 3)		2012	2011
Equity(1),(7)
U.S. large cap	$41.0	$108.0	$—	$149.0			$4.9	$6.5	$—	$11.4
U.S. small cap	27.0	—	—	27.0			5.5	3.2	—	8.7
International	28.7	105.0	—	133.7			8.3	29.5	—	37.8
Total equity	96.7	213.0	—	309.7	44%	40%	18.7	39.2	—	57.9	12%	11%
Fixed income(2),(7)
U.S. Treasury	46.4	10.9	—	57.3			—	2.0	—	2.0
Other government	26.2	28.2	—	54.4			—	59.0	—	59.0
Asset-backed securities	—	14.7	—	14.7			—	—	—	—
Corporate bonds	133.0	30.8	—	163.8			—	41.6	—	41.6
Short-term investments	2.8	6.3	—	9.1			—	—	—	—
Total fixed income	208.4	90.9	—	299.3	42	45	—	102.6	—	102.6	20	19
Insurance contracts(3)	—	16.6	—	16.6	2	3	—	228.6	—	228.6	46	37
Venture capital and partnerships(4)	—	—	47.5	47.5	7	7	—	25.5	0.3	25.8	5	5
Real estate(5)	—	—	25.0	25.0	4	4	—	3.6	2.7	6.3	1	2
Cash and cash equivalents(6)	—	6.0	—	6.0	1	1	32.9	32.5	—	65.4	13	14
Derivatives(8)	—	—	—	—	—	—	—	(27.8)	—	(27.8)	(6)	—
Commodity funds	—	—	—	—	—	—	18.3	4.3	—	22.6	5	—
Other	—	3.0	—	3.0	—	—	—	20.5	—	20.5	4	12
Total	$305.1	$329.5	$72.5	$707.1	100%	100%	$69.9	$429.0	$3.0	$501.9	100%	100%

(1)
Equity securities primarily comprise mutual funds and common/collective trust funds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The common/collective trust funds are generally actively managed investment vehicles.

(2)
Fixed-income investments primarily comprise mutual funds and common/collective trust funds that invest in corporate and government bonds. Investments in mutual funds and common/collective trust funds are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date. The investments in fixed income securities include both actively managed funds and index funds.

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

(7)
In the U.S. pension plan assets, certain equity and fixed-income investments are held in separately managed investment accounts. The underlying investments in these separately managed accounts are primarily publicly traded securities that are directly owned by the U.S. pension plan, and such investments have been valued using the quoted price as of December 31, 2013 and 2012. Accordingly, these investments have been classified as Level 1 as of December 31, 2013 and 2012.

(8)
Derivatives primarily consist of interest rate and inflation swaps relating to the Company’s international plans. Included in other government fixed income investments is an amount of $25.6 million that relates to cash collateral posted with third parties for the derivatives that are in a liability position as of December 31, 2013.

A reconciliation of the change in the fair value measurement of the defined benefit plans’ consolidated assets using significant unobservable inputs (Level 3) for 2013 and 2012 is as follows (in millions):

	Venture Capital and Partnerships	Real Estate	Total
Fair value as of December 31, 2011	$46.3	$28.3	$74.6
Realized losses	—	(0.3)	(0.3)
Unrealized gains	2.7	2.6	5.3
Purchases	3.6	0.9	4.5
Sales	(4.8)	(3.8)	(8.6)
Fair value as of December 31, 2012	$47.8	$27.7	$75.5
Realized gains	3.5	—	3.5
Unrealized gains	1.7	2.4	4.1
Purchases	3.7	—	3.7
Sales	(9.4)	—	(9.4)
Fair value as of December 31, 2013	$47.3	$30.1	$77.4
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
The target asset allocations for the Company’s U.S. pension plan and primary international pension plans are as follows as of December 31, 2013:

Asset Category	Target
	U.S.	International
Equity	37%	23%
Fixed income	51	14
Insurance contracts	3	24
Cash and equivalents	—	21
Other investments(1)	9	18
Total	100%	100%
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
The following provides a reconciliation of benefit obligations and funded status of the Company’s other postretirement benefit plans as of December 31, (in millions, except percentages):

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$158.8	$165.2
Service cost	1.3	1.3
Interest cost	5.3	7.1
Actuarial gain	(21.0)	(2.9)
Benefits paid, net	(10.0)	(11.9)
Changes in plan benefits	(22.6)	—
Benefit obligation at end of year	$111.8	$158.8
Funded status and net liability recognized at end of year	$(111.8)	$(158.8)

Amounts recognized in the Consolidated Balance Sheets:
Accrued current benefit cost, included in other accrued liabilities	$(10.3)	$(12.9)
Accrued noncurrent benefit cost, included in other noncurrent liabilities	(101.5)	(145.9)
Total	$(111.8)	$(158.8)

Amounts recognized in AOCI:
Prior service credit	$28.7	$8.4
Net loss	(0.8)	(22.6)
AOCI, pretax	$27.9	$(14.2)

	2013	2012
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.50%	3.50%
Long-term health care cost trend rate	4.50%	4.50%
There are no plan assets associated with the Company’s other postretirement benefit plans.
Other postretirement benefit costs include the following components for the years ended December 31, (in millions):

	2013	2012	2011
Service cost-benefits earned during the year	$1.3	$1.3	$1.3
Interest cost on projected benefit obligation	5.3	7.1	8.3
Amortization of:
Prior service benefit	(2.4)	(2.4)	(2.4)
Actuarial loss	0.8	1.2	1.2
Net postretirement benefit costs	$5.0	$7.2	$8.4

The weighted-average discount rate for the Company’s other postretirement benefit plans is developed using a spot interest yield curve based on a broad population of corporate bonds rated AA or higher. The following are the weighted-average assumptions used to determine net periodic benefit cost for the other postretirement benefit plans for the years ended December 31,:

	2013	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost:
Discount rate	3.50%	4.50%	5.25%
Long-term health care cost trend rate	4.50%	4.50%	4.50%
Assumed health care cost trends have been used in the valuation of the benefit obligations for postretirement benefits. The trend rate used to measure the benefit obligation is 7.2% for all retirees in 2014, declining to 4.5% in 2028 and thereafter.

The health care cost trend rate significantly affects the reported postretirement benefit costs and obligations. A one-percentage-point change in the assumed rate would have the following effects (in millions):

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$0.5	$(0.5)
Effect on postretirement benefit obligations	$10.0	$(8.8)
Estimated Future Benefit Payments
Estimated future benefit payments under the Company’s defined benefit pension plans and other postretirement benefit plans are as follows as of December 31, 2013 (in millions):

	2014	2015	2016	2017	2018	2019-2022
Pension benefits(1)	$84.6	$83.7	$84.1	$87.5	$86.5	$464.6
Other postretirement benefits	$9.9	$9.6	$9.3	$9.1	$9.0	$42.9

(1)	Certain pension benefit payments will be funded by plan assets.

FOOTNOTE 13
Earnings per Share
The calculation of basic and diluted earnings per share is shown below for the years ended December 31, (in millions, except per share data):

	2013	2012	2011
Numerator for basic and diluted earnings per share:
Income from continuing operations	$420.1	$392.0	$187.2
Income (loss) from discontinued operations	54.5	9.3	(62.0)
Net income	$474.6	$401.3	$125.2
Dividends and equivalents for share-based awards expected to be forfeited	0.1	0.1	0.1
Net income for basic earnings per share	$474.7	$401.4	$125.3
Effect of Preferred Securities(1)	—	—	—
Net income for diluted earnings per share	$474.7	$401.4	$125.3
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	286.1	288.5	290.5
Share-based payment awards classified as participating securities	2.5	2.7	3.1
Denominator for basic earnings per share	288.6	291.2	293.6
Dilutive securities(2)	3.2	2.4	2.4
Convertible Notes	—	—	0.2
Preferred Securities(1)	—	—	—
Denominator for diluted earnings per share	291.8	293.6	296.2
Basic earnings per share:
Income from continuing operations	$1.46	$1.35	$0.64
Income (loss) from discontinued operations	0.19	0.03	(0.21)
Net income	$1.64	$1.38	$0.43
Diluted earnings per share:
Income from continuing operations	$1.44	$1.34	$0.63
Income (loss) from discontinued operations	0.19	0.03	(0.21)
Net income	$1.63	$1.37	$0.42

(1)
The Preferred Securities were anti-dilutive during 2012 and 2011 through their redemption on July 16, 2012, and therefore, have been excluded from diluted earnings per share. Had the Preferred Securities been included in the diluted earnings per share calculation, net income for 2012 and 2011 would be increased by $7.7 million and $14.0 million, respectively. Weighted-average shares outstanding would be increased by 4.5 million and 8.3 million shares for 2012 and 2011, respectively.

(2)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding for 2013, 2012 and 2011 exclude the effect of approximately 2.3 million, 9.4 million and 12.4 million stock options and other securities, respectively, because such securities were anti-dilutive.

Net income attributable to participating securities, which consisted of certain of the Company’s outstanding restricted stock units, was $4.0 million, $3.5 million and $1.2 million for 2013, 2012 and 2011, respectively.

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
Time-Based Restricted Stock Units
Awards of time-based restricted stock units are independent of stock option grants and are generally subject to forfeiture if employment terminates prior to vesting. The awards cliff-vest one to three years or vest ratably over three years from the date of grant. In the case of retirement (as defined in the award agreement), awards vest depending on the employee’s age and years of service. The time-based restricted stock units have rights to dividend equivalents payable in cash. The Company expenses the cost of restricted stock units ratably over the vesting period.
Performance-Based Restricted Stock Units
Performance-based restricted stock unit awards represent the right to receive unrestricted shares of stock based on the achievement of Company performance objectives and/or individual performance goals established by the Organizational Development & Compensation Committee and the Board of Directors. The performance-based restricted stock units generally entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date, depending on the level of achievement of the specified conditions (“TSR Performance-Based RSUs”). Other performance-based restricted stock units entitle the recipient to shares of common stock if specified market and service conditions are achieved and vest no earlier than one year from the date of grant and no later than seven years from the date of grant (“Stock Price Based RSUs”).
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
Stock Plans
The Company’s stock plans include plans adopted in 2003, 2010 and 2013. In 2013, a plan was approved by the Company’s stockholders (the “2013 Plan”). Upon approval of the 2013 Plan, shares available for issuance of new awards under all plans other than the 2013 Plan were canceled, and all future grants are required to be made from the 2013 Plan. In addition, awards under the 2010 plan granted and forfeited after December 31, 2012 have the effect of decreasing and increasing, respectively, the availability under the 2013 Plan as if the 2013 Plan was in effect as of January 1, 2013. The total number of shares of the Company’s common stock that may be issued under the 2013 Plan may not exceed 62.5 million; however, stock awards and stock units for one share reduce availability under the 2013 Plan by 3.5 shares. The 2013 Plan generally provides for awards to vest over a minimum three-year period, except for performance-based grants, which may vest over a minimum of one year, and executive new hire grants, which have no required minimum vesting period.

The following table depicts the number of shares authorized for issuance and available under the 2013 Plan (shares in millions):

2013 Plan
Authorized for issuance	62.5
Effects of:
Restricted stock units and Stock Price Based RSUs (3 1/2 times the number of awards)	0.1
TSR Performance-Based RSUs (7 times the number of awards)	6.6
Shares available for issuance	55.8
As of December 31, 2013, the Company had 0.7 million and 5.2 million options outstanding under the 2010 and 2003 plans, respectively. In addition, the Company had 2.3 million time-based and performance-based restricted stock units outstanding under the 2010 plan as of December 31, 2013 that were granted prior to January 1, 2013, and any forfeitures of such awards in the future will have the effect of increasing availability under the 2013 Plan.
The Company accounts for stock-based compensation pursuant to relevant authoritative guidance, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation, net of estimated forfeitures, over the requisite service period for awards expected to vest.

The table below summarizes the expense related to share-based payments for the years ended December 31, (in millions):

	2013	2012	2011
Stock options	$1.1	$4.3	$12.5
Restricted stock and restricted stock units	36.1	28.6	30.5
Stock-based compensation	$37.2	$32.9	$43.0
Stock-based compensation, net of income tax benefit of $13.3 million, $11.7 million and $11.2 million in 2013, 2012 and 2011, respectively	$23.9	$21.2	$31.8
The fair value of stock option awards granted was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions for 2011:

2011
Risk-free interest rate	2.6%
Dividend yield	1.3%
Expected volatility	39%
Expected life (in years)	6.4

The Company considered the retirement and forfeiture provisions of the options and utilized its historical experience to estimate the expected life of the options and volatility.
The following table summarizes the changes in the number of shares of common stock under option for 2013 (shares and aggregate intrinsic value in millions):

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	11.1	$22
Exercised	(4.0)	$21
Forfeited/expired	(1.2)	$29
Outstanding at December 31, 2013	5.9	$22	$62.6
Vested and expected to vest at December 31, 2013	5.9	$22
Exercisable at December 31, 2013	5.3	$22	$53.3
The weighted average grant-date fair value of options granted was $7 per share in 2011. The total intrinsic value of options exercised was $23.6 million and $19.1 million in 2013 and 2012, respectively.
The weighted-average remaining contractual life for options outstanding and options exercisable was three years as of December 31, 2013.

The following table summarizes the changes in the number of shares of restricted stock, restricted stock units and performance-based restricted stock units for 2013 (shares in millions):

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2012	5.5	$17
Granted	2.2	$25
Vested	(2.7)	$15
Forfeited	(0.8)	$21
Outstanding at December 31, 2013	4.2	$22
Expected to vest at December 31, 2013	4.2	$22

The weighted average grant-date fair values of awards granted were $19 and $17 per share in 2012 and 2011, respectively. The fair values of awards that vested were $76.9 million, $41.4 million and $21.5 million in 2013, 2012 and 2011, respectively.

During 2013, 2012 and 2011, the Company awarded 0.9 million, 1.0 million and 0.5 million TSR Performance-Based RSUs, respectively, which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period if specified market conditions are achieved. The TSR Performance-Based RSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of December 31, 2013, 1.8 million TSR Performance-Based RSUs were outstanding, and based on performance through December 31, 2013, recipients of TSR Performance-Based RSUs would be entitled to 3.0 million shares at the vesting date. The TSR Performance-Based RSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

During 2013, the Company granted 0.2 million Stock Price Based RSUs, and the awards vest no earlier than one year to two years from the grant date. During 2012 and 2011, the Company granted 0.1 million and 0.7 million Stock Price Based RSUs, respectively. During 2013, 0.7 million Stock Price Based RSUs granted to the Company’s Chief Executive Officer vested as the specified market and service conditions were achieved. The 0.3 million of outstanding Stock Price Based RSUs at December 31, 2013 vest no earlier than one year from the date of grant and no later than seven years from the date of grant. Based on performance through December 31, 2013, the market conditions have been achieved for substantially all of the 0.3 million of outstanding Stock Price Based RSUs. Accordingly, these Stock Price Based RSUs will vest when the service conditions are achieved. The 0.3 million Stock Price Based RSUs are included in the preceding table as outstanding as of December 31, 2013.

The grant date fair value of the TSR Performance-Based RSUs and Stock Price Based RSUs is estimated using Monte Carlo simulation, with the primary input into such valuation being the expected future volatility of the Company’s common stock, and if applicable, the volatilities of the common stocks of the companies in the Company’s peer group, upon which the relative total shareholder return performance is measured. The fair values of these awards generally approximate the fair value of the Company’s common stock on the date of grant.

The following table summarizes the Company’s total unrecognized compensation cost related to stock-based compensation as of December 31, 2013 (in millions):

	Unrecognized Compensation Cost	Weighted-Average Period of Expense Recognition (in years)
Stock options	$0.3	1
Restricted stock units	43.1	2
Total	$43.4

FOOTNOTE 15
Income Taxes
The provision for income taxes consists of the following for the years ended December 31, (in millions):

	2013	2012	2011
Current:
Federal	$20.7	$45.3	$(36.7)
State	10.5	(3.8)	5.1
Foreign	30.2	57.1	58.1
Total current	61.4	98.6	26.5
Deferred	88.6	71.2	(4.7)
Total provision	$150.0	$169.8	$21.8
Total provision - discontinued operations	$27.9	$7.5	$0.5
Total provision - continuing operations	$122.1	$162.3	$21.3
The non-U.S. component of income before income taxes was $156.3 million, $228.8 million and $118.2 million in 2013, 2012 and 2011, respectively.
A reconciliation of the U.S. statutory rate to the effective income tax rate on a continuing basis is as follows for the years ended December 31,:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Add (deduct) effect of:
State income taxes, net of federal income tax effect	1.7	0.6	1.6
Foreign tax credit	(3.8)	(3.9)	(8.9)
Foreign rate differential	(2.7)	(3.9)	(14.0)
Resolution of tax contingencies, net of increases	0.9	2.2	(14.8)
Tax basis differential on goodwill impairment	—	—	19.2
Valuation allowance reserve (decrease) increase	(3.5)	1.2	0.5
Stock compensation	—	0.2	1.0
Other	(5.1)	(2.1)	(9.4)
Effective rate	22.5%	29.3%	10.2%

The components of net deferred tax assets are as follows as of December 31, (in millions):

	2013	2012
Deferred tax assets:
Accruals not currently deductible for tax purposes	$137.6	$146.0
Postretirement liabilities	45.4	63.9
Pension liabilities	112.9	203.8
Foreign tax credit carryforward	54.4	94.6
Foreign net operating losses	297.9	314.6
Other	112.6	143.4
Total gross deferred tax assets	760.8	966.3
Less valuation allowance	(375.5)	(429.4)
Net deferred tax assets after valuation allowance	$385.3	$536.9
Deferred tax liabilities:
Accelerated depreciation	$(59.6)	$(61.0)
Amortizable intangibles	(286.8)	(269.2)
Other	(5.7)	(5.3)
Total gross deferred tax liabilities	$(352.1)	$(335.5)
Net deferred tax assets	$33.2	$201.4

Current deferred income tax assets	$134.4	$135.8
Current deferred income tax liabilities	(5.2)	(3.7)
Noncurrent deferred income tax assets	12.3	85.2
Noncurrent deferred income tax liabilities	(108.3)	(15.9)
	$33.2	$201.4
The foreign tax credit carryforwards expire from 2018 to 2020. The Company has $958.0 million of foreign net operating losses, of which $723.4 million do not expire and $234.6 million expire between 2014 and 2032.
The current year decrease in valuation allowance consists of the recognition of a $26.5 million deferred tax asset in the U.S. the Company determined was more likely than not to be realized. A change in the tax rate applied to deferred taxes recorded in the United Kingdom further reduced the valuation allowance, and the generation of current year net operating losses in certain jurisdictions that the Company determined were not more likely than not to be realized increased the valuation allowance.
The valuation allowance as of December 31, 2013 is recorded against foreign net operating losses and other deferred tax assets the Company believes are not more likely than not to be realized due to the uncertainty resulting from a lack of previous taxable income within the applicable tax jurisdictions.  The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis as to whether the Company has the ability to recognize the deferred tax assets.  In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences and available tax planning strategies.  Although realization is not assured, based on this existing evidence, the Company believes it is more likely than not that the Company will realize the benefit of existing deferred tax assets, net of the valuation allowances mentioned above.
As of December 31, 2013, the estimated amount of total unremitted non-U.S. subsidiary earnings is $659.9 million. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal or state deferred income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes and withholding taxes payable in various non-U.S. jurisdictions, which could potentially be offset by foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.
As of December 31, 2013 and 2012, the Company had unrecognized tax benefits of $103.3 million and $101.5 million, respectively. If recognized, $97.9 million and $97.0 million as of December 31, 2013 and 2012, respectively, would affect the effective tax rate. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2013 and 2012, the Company had recorded accrued interest and penalties related to the unrecognized tax benefits of $11.7 million and $11.2 million, respectively. During 2013 and 2012, the Company recognized income tax expense of $0.7 million and $4.0 million, respectively, due to the increase in the reserves for interest and penalties.

The following table summarizes the changes in gross unrecognized tax benefits for the years ended December 31, (in millions):

	2013	2012
Unrecognized tax benefits balance at January 1,	$101.5	$89.5
Increase in tax positions for prior years	3.3	—
Decreases in tax positions for prior years	(7.1)	(3.8)
Increases in tax positions for current year	12.8	25.2
Settlements with taxing authorities	(0.2)	(0.8)
Lapse of statute of limitations	(6.5)	(8.6)
Unrecognized tax benefits balance at December 31,	$103.3	$101.5
It is reasonably possible that there could be a change in the amount of the Company’s unrecognized tax benefits within the next 12 months due to activities of various worldwide taxing authorities, including proposed assessments of additional tax, possible settlement of audit issues, or the expiration of applicable statutes of limitations. The Company believes the possible change in unrecognized tax benefits is a decrease of no more than $9.6 million within the next 12 months. In the normal course of business, the Company is subject to audits by worldwide taxing authorities regarding various tax liabilities. The Company’s U.S. federal income tax returns for 2011 and 2012, as well as certain state and non-US income tax returns for various years, are under routine examination.
The Company files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations for the Company’s U.S. federal income tax returns has expired for years prior to 2010. The Company’s Canadian tax returns are subject to examination for years after 2008. With few exceptions, the Company is no longer subject to other income tax examinations for years before 2009.

FOOTNOTE 16
Other Expense (Income), Net
Other expense (income), net consists of the following for the years ended December 31, (in millions):

	2013	2012	2011
Investment activities, including equity in earnings	$(2.7)	$1.4	$(1.3)
Foreign currency transaction loss (gain)	21.0	(2.6)	14.5
Other, net	0.2	(0.1)	0.3
	$18.5	$(1.3)	$13.5

FOOTNOTE 17
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
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair value as of December 31, 2013	Total	Level 1	Level 2	Level 3
Assets
Investment securities, including mutual funds(1)	$21.3	$8.7	$12.6	$—
Interest rate swaps	23.1	—	23.1	—
Foreign currency derivatives	2.9	—	2.9	—
Total	$47.3	$8.7	$38.6	$—
Liabilities
Interest rate swaps	$35.5	$—	$35.5	$—
Foreign currency derivatives	1.4	—	1.4	—
Total	$36.9	$—	$36.9	$—
Fair value as of December 31, 2012
Assets
Investment securities, including mutual funds(1)	$11.5	$8.2	$3.3	$—
Interest rate swaps	38.9	—	38.9	—
Foreign currency derivatives	0.5	—	0.5	—
Total	$50.9	$8.2	$42.7	$—
Liabilities
Interest rate swaps	$7.2	$—	$7.2	$—
Foreign currency derivatives	$1.3	$—	$1.3	$—
Total	$8.5	$—	$8.5	$—

(1)
The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($10.9 million and $2.3 million as of December 31, 2013 and 2012, respectively) and other assets ($10.3 million and $9.2 million as of December 31, 2013 and 2012, respectively). For mutual funds that are publicly traded, fair value is determined on the basis of quoted market prices and, accordingly, these investments have been classified as Level 1. Other investment securities are valued at the net asset value per share or unit multiplied by the number of shares or units held as of the measurement date and have been classified as Level 2.

Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets.
The Company’s annual impairment tests of goodwill and indefinite-lived intangible assets did not result in the Company recording any impairment charges during 2013 and 2012. During 2011, in conjunction with the Company’s annual impairment tests of goodwill and indefinite-lived intangible assets, the Company recognized non-cash impairment charges of $317.9 million in continuing operations and $64.7 million in discontinued operations. In making the assessment of goodwill impairment each year, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions, and marketplace data. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy.

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
During 2013, 2012 and 2011, impairments associated with plans to dispose of certain property, plant and equipment were not material, other than those associated with the divestiture of the Teach business in 2013. During 2013, the Company recorded non-cash pretax charges of $22.7 million associated with impairments of goodwill, intangibles and other long-lived assets of the Teach business. The impairments were estimated based on the proceeds expected to be realized upon disposition of the assets. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets. Key inputs into the projected cash flows include management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
Financial Instruments
The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, notes payable and short- and long-term debt. The carrying values for current financial assets and liabilities, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short maturity of such instruments. The fair values of the Company’s derivative instruments are recorded in the Consolidated Balance Sheets and are disclosed in Footnote 10. The fair values of certain of the Company’s short- and long-term debt are based on quoted market prices and are as follows (in millions):

	2013		2012
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,753.0	$1,659.8	$1,803.6	$1,703.9
The carrying amounts of all other significant debt approximate fair value.

FOOTNOTE 18
Industry Segment Information
During 2013, the Company divested its Hardware and Teach businesses, which were primarily included in the former Specialty segment. Accordingly, the results of operations of these businesses were classified as discontinued operations. The remaining businesses in the former Specialty segment, specifically Dymo® Office and Endicia®, were combined with the Writing segment given the significant channel and operating synergies.
As a result of these changes, the 2012 and 2011 segment information in this footnote, Footnote 4 pertaining to restructuring and Footnote 7 pertaining to goodwill have been presented to reflect five business segments, including the impacts of classifying the Hardware and Teach businesses as discontinued operations.

The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers and printers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
The Company’s segment and geographic results are as follows as of and for the years ended December 31, (in millions):

	2013	2012	2011
Net Sales(1)
Writing	$1,706.1	$1,724.2	$1,708.2
Home Solutions	1,593.3	1,553.8	1,602.0
Tools	817.9	806.1	779.6
Commercial Products	785.9	759.7	741.5
Baby & Parenting	789.3	736.1	680.4
	$5,692.5	$5,579.9	$5,511.7
Operating Income(2)
Writing	$389.9	$334.9	$322.4
Home Solutions	212.1	197.3	202.2
Tools	68.3	109.8	119.1
Commercial Products	82.5	92.9	108.3
Baby & Parenting	91.2	72.7	51.6
Impairment charges	—	—	(317.9)
Restructuring costs	(111.1)	(52.9)	(47.9)
Corporate	(111.9)	(114.7)	(124.8)
	$621.0	$640.0	$313.0

	2013	2012	2011
Depreciation & Amortization(2)
Writing	$31.9	$32.2	$30.5
Home Solutions	25.5	29.8	34.5
Tools	15.6	15.3	16.5
Commercial Products	24.0	25.1	25.6
Baby & Parenting	9.8	9.9	9.9
Corporate	49.8	46.8	39.4
	$156.6	$159.1	$156.4

Capital Expenditures(3)
Writing	$26.1	$24.3	$39.8
Home Solutions	31.5	34.4	33.0
Tools	29.3	33.0	28.2
Commercial Products	16.7	20.7	29.2
Baby & Parenting	6.9	15.6	9.1
Corporate(3)	26.9	47.0	81.4
	$137.4	$175.0	$220.7

	2013	2012
Identifiable Assets
Writing	$931.2	$989.3
Home Solutions	559.4	573.2
Tools	595.7	562.8
Commercial Products	343.3	348.8
Baby & Parenting	321.9	312.7
Corporate(4)	3,318.2	3,435.2
	$6,069.7	$6,222.0

Geographic Area Information
(in millions)	2013	2012	2011
Net Sales(1) (5)
United States	$3,867.8	$3,739.1	$3,628.9
Canada	310.9	325.4	336.6
Total North America	4,178.7	4,064.5	3,965.5
Europe, Middle East and Africa	699.2	707.6	804.9
Latin America	392.6	335.5	315.4
Asia Pacific	422.0	472.3	425.9
Total International	1,513.8	1,515.4	1,546.2
	$5,692.5	$5,579.9	$5,511.7
Operating Income (Loss)(2) (6)
United States	$478.3	$464.6	$225.4
Canada	75.0	66.8	69.6
Total North America	553.3	531.4	295.0
Europe, Middle East and Africa	(13.5)	7.3	17.5
Latin America	29.7	14.9	22.6
Asia Pacific	51.5	86.4	(22.1)
Total International	67.7	108.6	18.0
	$621.0	$640.0	$313.0

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to 11.0%, 10.2% and 10.6% of consolidated trade sales in 2013, 2012 and 2011, respectively, substantially across all segments.

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

Depreciation and amortization excludes $2.3 million, $4.6 million and $5.2 million included in discontinued operations for 2013, 2012 and 2011, respectively.

(3)
Corporate capital expenditures primarily relate to the SAP implementation. Capital expenditures exclude $0.8 million, $2.2 million and $2.2 million associated with discontinued operations in 2013, 2012 and 2011, respectively.

(4)	Corporate assets primarily include goodwill, capitalized software, cash, deferred tax assets and assets held for sale.

(5)	Geographic sales information is based on the region from which the products are shipped and invoiced. Long-lived assets by geography are not presented because it is impracticable to do so.

(6)	The following tables summarize the restructuring costs and impairment charges by region on a continuing basis included in operating income (loss) above (in millions):

	2013	2012	2011
Restructuring Costs
United States	$(31.7)	$(28.9)	$(27.1)
Canada	(0.4)	(0.8)	(0.1)
Total North America	(32.1)	(29.7)	(27.2)
Europe, Middle East and Africa	(69.9)	(19.5)	(19.5)
Latin America	(5.2)	(2.7)	(0.7)
Asia Pacific	(3.9)	(1.0)	(0.5)
Total International	(79.0)	(23.2)	(20.7)
	$(111.1)	$(52.9)	$(47.9)

	2013	2012	2011
Impairment Charges
United States	$—	$—	$(202.1)
Canada	—	—	—
Total North America	—	—	(202.1)
Europe, Middle East and Africa	—	—	(9.2)
Latin America	—	—	—
Asia Pacific	—	—	(106.6)
Total International	—	—	(115.8)
	$—	$—	$(317.9)

The following table summarizes the net sales by product grouping for the years ended December 31, (in millions):

	2013	2012	2011
Writing
Writing instruments	$1,412.0	$1,416.2	$1,399.3
Technology solutions	294.1	308.0	308.9
	1,706.1	1,724.2	1,708.2
Home Solutions:
Rubbermaid Consumer	849.9	822.8	827.8
Décor	320.4	318.5	356.6
Other	423.0	412.5	417.6
	1,593.3	1,553.8	1,602.0
Tools	817.9	806.1	779.6
Commercial Products	785.9	759.7	741.5
Baby & Parenting	789.3	736.1	680.4
	$5,692.5	$5,579.9	$5,511.7

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $34.4 million and $33.0 million as of December 31, 2013 and 2012, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Legal Matters
The Company was a party to three purported state class actions and one purported national Canadian class action. The cases included allegations that a certain model car seat sold by an affiliate of the Company did not satisfy all requisite government safety standards. Each of these actions was resolved in 2013 on terms favorable to the Company.
The City of Sao Paulo’s Green and Environmental Office (the “Sao Paulo G&E Office”) was seeking fines of up to approximately $4.0 million related to alleged improper storage of hazardous materials at the Company’s tool manufacturing facility located in Sao Paulo, Brazil. In December 2013, the Company received notice from the Sao Paolo G&E Office that the notice of fine had been canceled, thus resolving the matter.
Environmental Matters
As of December 31, 2013, the Company was involved in various matters concerning federal and state environmental laws and regulations, including matters in which the Company has been identified by the U.S. Environmental Protection Agency (“U.S. EPA”) and certain state environmental agencies as a potentially responsible party (“PRP”) at contaminated sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and equivalent state laws.
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
The Company’s estimate of environmental response costs associated with these matters as of December 31, 2013 ranged between $20.4 million and $23.0 million. As of December 31, 2013, the Company had a reserve of $21.0 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserve, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.8 million by applying a 5% discount rate to undiscounted obligations of $24.0 million.
Two of the Company’s subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), are among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division - Essex County. Through the third-party complaint, Maxus and Tierra allege that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP. In March 2013, the Company Parties and other third-party defendants executed a proposed Consent Judgment with DEP.  In addition, all of the direct defendants, with the exception of Occidental Chemical Corporation (“OCC”), have entered into a separate Settlement Agreement with the state.  Both the proposed Consent Judgment and Settlement Agreement were approved and entered by the court in December 2013. The two settlements will result in dismissal of all third-party defendants, and all of the state’s claims against the direct defendants, with the exception of its claims against OCC and OCC’s cross-claims against the other direct defendants. The settlements would further result in the state’s recovery of all of its past costs, as well as some funding for natural resources restoration and redevelopment, subject to certain reopeners. Both settlements were approved and entered by the court in December 2013. In January 2014, OCC filed an appeal challenging entry of the settlement agreement between the state and the direct defendants. The state has suggested that if the direct defendants’ settlement is reopened, the third-

party settlement would be reopened as well. The third-party defendants, including the Company Parties, maintain that OCC’s challenge to the direct defendants’ settlements should have no impact on the third-party defendant’s settlement, as all third-party claims have already been dismissed with prejudice and contribution protection provided.
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
Other Matters
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

As of December 31, 2013, the Company had $43.7 million in standby letters of credit primarily related to the Company’s self-insurance programs, including workers’ compensation, product liability and medical.

FOOTNOTE 20
Subsequent Events
In February 2014, the Company’s Board of Directors approved an extension and expansion to the Company’s ongoing share repurchase program. Under the updated plan, the Company is authorized to repurchase up to $300.0 million of its outstanding shares through the end of 2016. Included in the $300.0 million is approximately $43.0 million remaining to be repurchased under its previous $300.0 million share repurchase program, which was authorized in August 2011 and was scheduled to expire in August 2014.

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures. As of December 31, 2013, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

(d)
Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this Item with respect to Directors will be contained in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 2014 (the “Proxy Statement”) under the captions “Election of Directors” and “Information Regarding Board of Directors and Committees and Corporate Governance,” which information is incorporated by reference herein.
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) The following is a list of the financial statements of Newell Rubbermaid Inc. included in this report on Form 10-K, which are filed herewith pursuant to Item 8:
Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income — Years Ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets — December 31, 2013 and 2012
Consolidated Statements of Cash Flows — Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity — Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements — December 31, 2013, 2012 and 2011
(2) The following consolidated financial statement schedule of the Company included in this report on Form 10-K is filed herewith pursuant to Item 15(c) and appears immediately following the Exhibit Index:
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
(b) EXHIBIT INDEX

ITEM 3 - ARTICLES OF INCORPORATION AND BY-LAWS

Exhibit Description of Exhibit
Number

3.1
Amendment to Restated Certificate of Incorporation of Newell Rubbermaid Inc. dated May 9, 2012, and Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Report on Form 10-K for the year ended December 31, 2012).

3.2	By-Laws of Newell Rubbermaid Inc., as amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 12, 2008, File No. 001-09608).

ITEM 4 - INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES

Exhibit    Description of Exhibit
Number

4.1
Amendment to Restated Certificate of Incorporation of Newell Rubbermaid Inc. dated May 9, 2012, and Restated Certificate of Incorporation of Newell Rubbermaid Inc., as amended as of May 6, 2008, is included in Exhibit 3.1.

4.2    By-Laws of Newell Rubbermaid Inc., as amended, are included in Exhibit 3.2.

4.3
Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 3, 1996, File No. 001-09608).

4.4
Supplemental Indenture dated as of March 30, 2009, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)), as trustee (including the form of Notes for the Company’s 5.50% convertible senior notes due 2014) (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 24, 2009).

4.5
Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 11, 2012).

4.6	Specimen Common Stock Certificate.

4.7
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 25, 2008, File No. 001-09068).

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

4.9
Form of 2.000% Note due 2015 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 11, 2012).

4.10
Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated June 11, 2012).

4.11
Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 29, 2012).

4.12
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 2, 2011).

4.13
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

4.14
Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017 (incorporated by reference to Exhibit 4.15 to the Company’s Report on Form 10-K for the year ended December 31, 2012).

4.15	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018.

4.16
Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Structuring Agent and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013).

4.17	Accelerated Share Purchase Agreement between Newell Rubbermaid Inc. and Goldman, Sachs & Co. dated October 28, 2013.

Pursuant to item 601(b)(4)(iii)(A) of Regulation S-K, the Company is not filing certain documents. The Company agrees to furnish a copy of each such document upon the request of the Commission.

ITEM 10 - MATERIAL CONTRACTS

10.1*
Newell Rubbermaid Inc. Management Cash Bonus Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 13, 2008, File No. 001-09068).

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

10.4*
Third Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.5*
Fourth Amendment to the Newell Rubbermaid Inc. Management Cash Bonus Plan dated as of February 6, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.6*
Newell Co. Deferred Compensation Plan, as amended and restated effective January 1, 1997 (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, File No. 001-09068).

10.7*
Newell Rubbermaid Inc. 2008 Deferred Compensation Plan as amended and restated August 5, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.8*
Newell Rubbermaid Inc. 2002 Deferred Compensation Plan, as amended and restated as of January 1, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-09608).

10.9*
Newell Rubbermaid Inc. Deferred Compensation Plans Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.10*
Newell Rubbermaid Supplemental Executive Retirement Plan, effective January 1, 2008 (incorporated by reference to Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2007, File No. 001-09068).

10.11*
First Amendment to the Newell Rubbermaid Supplemental Executive Retirement Plan dated August 5, 2013 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.12*
Newell Rubbermaid Inc. 2003 Stock Plan, as amended and restated effective February 8, 2006, and as amended effective August 9, 2006 (incorporated by reference to Appendix B to the Company’s Proxy Statement, dated April 3, 2006, and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-09068).

10.13*	Newell Rubbermaid Inc. 2010 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 11, 2010).

10.14*
First Amendment to the Newell Rubbermaid Inc. 2010 Stock Plan dated July 1, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

10.15*	Newell Rubbermaid Inc. 2013 Incentive Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement dated March 28, 2013).

10.16*
Forms of Stock Option Agreement under the Newell Rubbermaid Inc. 2003 Stock Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-09068).

10.17*	Form of Michael B. Polk Option Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.18*	Form of Michael B. Polk Restricted Stock Unit Award Agreement for July 18, 2011 Award (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated July 18, 2011).

10.19*
Agreement for Performance-Based Restricted Stock Unit Award Granted to Douglas L. Martin on September 28, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.20*
Agreement for Performance-Based Restricted Stock Unit Award Granted to William A. Burke III on November 6, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2012).

10.21*
Form of Agreement for Performance-Based Restricted Stock Unit Award Granted to Mark S. Tarchetti on January 2, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.22*	Newell Rubbermaid Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010).

10.23*	Newell Rubbermaid Inc. Amended Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.24*	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.25*
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.26*
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.27*	Form of Stock Option Agreement under the 2010 Stock Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

10.28*
Form of Stock Option Agreement for Chief Executive Officer under the 2010 Stock Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

10.29*
Form of Restricted Stock Unit Award Agreement under the 2010 Stock Plan for Awards made in 2013 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.30*
Form of Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for Employees (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.31*
Form of Restricted Stock Unit Award Agreement under the 2013 Incentive Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.32*
Employment Security Agreement with Michael B. Polk dated July 18, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011).

10.33*
Amended and Restated Employment Security Agreement with Douglas L. Martin dated September 4, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012).

10.34*
Amended and Restated Employment Security Agreement with William A. Burke III dated December 10, 2012 (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.35*
Amended and Restated Employment Security Agreement with James M. Sweet dated December 10, 2012 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.36*
Employment Security Agreement with Mark S. Tarchetti dated March 1, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013).

10.37*
Newell Rubbermaid Inc. Employment Security Agreements Trust Agreement, effective as of June 1, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013).

10.38*	Written Compensation Arrangement with Michael B. Polk, dated June 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 23, 2011).

10.39*
Amendment to Written Compensation Arrangement with Michael B. Polk, dated October 1, 2012 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.40*
Separation Agreement and General Release between the Company and Juan R. Figuereo, dated September 2, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 2, 2012).

10.41*
Separation Agreement and General Release dated October 24, 2012 between Newell Rubbermaid Inc. and G. Penny McIntyre (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 24, 2012).

10.42*
Separation Agreement and General Release dated November 2, 2012 between Newell Rubbermaid Inc. and Paul Boitmann (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.43*
Retention Agreement dated December 5, 2012 between Newell Rubbermaid Inc. and James M. Sweet (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.44
Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as Trustee, is included in Exhibit 4.3.

10.45
Supplemental Indenture dated as of March 30, 2009, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank N.A., formerly known as The Chase Manhattan Bank (National Association)) as trustee (including the form of Notes for the Company’s 5.50% convertible senior notes due 2014), is included in Exhibit 4.4.

10.46	Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.5.

10.47
Form of 6.25% Notes due 2018 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee is included in Exhibit 4.7.

10.48
Form of 4.70% Notes due 2020 issued pursuant to an Indenture dated as of November 1, 1995, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to JPMorgan Chase Bank, formerly known as The Chase Manhattan Bank (National Association)), as trustee, is included in Exhibit 4.8.

10.49
Form of 2.000% Note due 2015 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.9.

10.50
Form of 4.000% Note due 2022 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.10.

10.51
Form of 2.050% Note due 2017 issued pursuant to the Indenture, dated as of June 14, 2012, between Newell Rubbermaid Inc. and The Bank of New York Mellon Trust Company, N.A., is included in Exhibit 4.11.

10.52
Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.12.

10.53
First Amendment dated June 8, 2012 to the Credit Agreement dated as of December 2, 2011 among Newell Rubbermaid Inc., the subsidiary borrowers party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent is included in Exhibit 4.13.

10.54	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 2, 2016 to December 1, 2017, is included in Exhibit 4.14.

10.55	Memorandum of Effectiveness of Extension of the Maturity Date of the Credit Agreement dated as of December 2, 2011, from December 1, 2017 to December 2, 2018, is included in Exhibit 4.15.

10.56.
Amended and Restated Loan and Servicing Agreement, dated as of September 6, 2013, among EXPO Inc., as Borrower, Newell Rubbermaid Inc., as Servicer, the Conduit Lenders, the Committed Lenders and the Managing Agents named therein, and PNC Bank, National Association, as the Structuring Agent and the Administrative Agent, is included in Exhibit 4.16.

10.57	Accelerated Share Purchase Agreement between Newell Rubbermaid Inc. and Goldman, Sachs & Co. dated October 28, 2013, is included in Exhibit 4.17.

ITEM 12 — STATEMENT RE COMPUTATION OF RATIOS

12	Statement of Computation of Earnings to Fixed Charges.

ITEM 21 — SUBSIDIARIES OF THE REGISTRANT

21	Significant Subsidiaries of the Company.

ITEM 23 — CONSENT OF EXPERTS AND COUNSEL

23.1	Consent of Ernst & Young LLP.

ITEM 31 — RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 12a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 32 — SECTION 1350 CERTIFICATIONS

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 101 — INTERACTIVE DATA FILE

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

By	/s/ Douglas L. Martin
Douglas L. Martin
Title	Executive Vice President — Chief Financial Officer
Date	March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 3, 2014, by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ Michael B. Polk	President, Chief Executive Officer and Director
Michael B. Polk

/s/ Douglas L. Martin	Executive Vice President — Chief Financial Officer
Douglas L. Martin

/s/ John B. Ellis	Vice President — Corporate Controller and Chief Accounting Officer
John B. Ellis

/s/ Michael T. Cowhig	Chairman of the Board and Director
Michael T. Cowhig

/s/ Thomas E. Clarke	Director
Thomas E. Clarke

/s/ Kevin C. Conroy	Director
Kevin C. Conroy

/s/ Scott S. Cowen	Director
Scott S. Cowen

/s/ Elizabeth Cuthbert-Millett	Director
Elizabeth Cuthbert-Millett

/s/ Domenico De Sole	Director
Domenico De Sole

/s/ Jose Ignacio	Director
Jose Ignacio

/s/ Cynthia A. Montgomery	Director
Cynthia A. Montgomery

/s/ Steven J. Strobel	Director
Steven J. Strobel

/s/ Michael A. Todman	Director
Michael A. Todman

/s/ Raymond G. Viault	Director
Raymond G. Viault

Schedule II
Newell Rubbermaid Inc. and subsidiaries
Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Provision(1)	Charges to Other Accounts	Write-offs(2)	Balance at End of Period
Reserve for Doubtful Accounts and Cash Discounts:
Year ended December 31, 2013	$39.8	$69.8	$0.2	$(71.8)	$38.0
Year ended December 31, 2012	36.0	70.6	0.4	(67.2)	39.8
Year ended December 31, 2011	43.0	63.7	(0.3)	(70.4)	36.0

(1)	The provision amounts include accounts receivable reserve charges included in discontinued operations of $2.9, $6.1 and $4.0 for the years ended December 31, 2013, 2012 and 2011, respectively.

(2)	Represents accounts written off during the year and cash discounts taken by customers.

(in millions)	Balance at Beginning of Period	Net Provision(1)	Other	Write-offs/ Dispositions	Balance at End of Period
Inventory Reserves (including excess, obsolescence and shrink reserves):
Year ended December 31, 2013	$56.9	$23.5	$(0.3)	$(42.3)	$37.8
Year ended December 31, 2012	59.3	38.3	0.4	(41.1)	56.9
Year ended December 31, 2011	70.7	26.9	(0.4)	(37.9)	59.3

(1)	The net provision amounts include inventory reserve charges included in discontinued operations of $3.3, $2.3 and $2.4 for the years ended December 31, 2013, 2012 and 2011, respectively.