Form 10-Q
period 2014-03-31
NEWELL RUBBERMAID INC
filed 2014-05-09
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of March 31, 2014: 276.7 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$1,232.2	$1,240.8
Cost of products sold	762.9	767.2
GROSS MARGIN	469.3	473.6
Selling, general and administrative expenses	352.1	341.4
Restructuring costs	12.0	34.4
OPERATING INCOME	105.2	97.8
Nonoperating expenses:
Interest expense, net	14.4	14.6
Other expense, net	40.0	13.0
Net nonoperating expenses	54.4	27.6
INCOME BEFORE INCOME TAXES	50.8	70.2
Income tax (benefit) expense	(1.3)	6.4
INCOME FROM CONTINUING OPERATIONS	52.1	63.8
Income (loss) from discontinued operations, net of tax	0.8	(9.6)
NET INCOME	$52.9	$54.2
Weighted average shares outstanding:
Basic	280.9	290.0
Diluted	283.8	293.1
Earnings per share:
Basic:
Income from continuing operations	$0.19	$0.22
Income (loss) from discontinued operations	$—	$(0.03)
Net income	$0.19	$0.19
Diluted:
Income from continuing operations	$0.18	$0.22
Income (loss) from discontinued operations	$—	$(0.03)
Net income	$0.19	$0.19
Dividends per share	$0.15	$0.15
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2014	2013
NET INCOME	$52.9	$54.2

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.9	(35.3)
Change in unrecognized pension and other postretirement costs	2.8	12.6
Derivative hedging gain	0.8	0.7
Total other comprehensive income (loss), net of tax	9.5	(22.0)

COMPREHENSIVE INCOME (1)	$62.4	$32.2

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$136.8	$226.3
Accounts receivable, net	973.1	1,105.1
Inventories, net	801.3	684.4
Deferred income taxes	121.3	134.4
Prepaid expenses and other	198.8	135.4
TOTAL CURRENT ASSETS	2,231.3	2,285.6
PROPERTY, PLANT AND EQUIPMENT, NET	541.3	539.6
GOODWILL	2,362.0	2,361.1
OTHER INTANGIBLE ASSETS, NET	606.5	614.5
OTHER ASSETS	252.8	268.9
TOTAL ASSETS	$5,993.9	$6,069.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$542.8	$558.9
Accrued compensation	99.6	167.3
Other accrued liabilities	590.9	703.5
Short-term debt	318.7	174.0
Current portion of long-term debt	0.8	0.8
TOTAL CURRENT LIABILITIES	1,552.8	1,604.5
LONG-TERM DEBT	1,666.7	1,661.6
OTHER NONCURRENT LIABILITIES	700.9	728.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	296.0	297.5
Outstanding shares, before treasury:
2014 – 296.0
2013 – 297.5
Treasury stock, at cost:	(489.1)	(477.2)
Shares held:
2014 – 19.3
2013 – 18.9
Additional paid-in capital	686.0	654.3
Retained earnings	2,212.8	2,242.1
Accumulated other comprehensive loss	(635.7)	(645.2)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,070.0	2,071.5
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	2,073.5	2,075.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,993.9	$6,069.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three Months Ended
	March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income	$52.9	$54.2
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	38.1	39.8
Net (gain) loss from sale of discontinued operations, including impairments	(2.2)	12.4
Deferred income taxes	14.6	38.9
Non-cash restructuring costs	1.0	—
Stock-based compensation expense	7.0	9.4
Other, net	45.0	8.9
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	130.5	80.3
Inventories	(115.8)	(123.4)
Accounts payable	(16.1)	45.1
Accrued liabilities and other	(247.1)	(288.7)
NET CASH USED IN OPERATING ACTIVITIES	(92.1)	(123.1)
INVESTING ACTIVITIES:
Capital expenditures	(31.9)	(33.6)
Other	(0.3)	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(32.2)	(33.9)
FINANCING ACTIVITIES:
Short-term borrowings, net	144.9	200.7
Repurchase and retirement of shares of common stock	(44.4)	(33.8)
Cash dividends	(42.9)	(44.5)
Excess tax benefits related to stock-based compensation	5.6	9.1
Other stock-based compensation activity, net	10.7	16.6
NET CASH PROVIDED BY FINANCING ACTIVITIES	73.9	148.1
Currency rate effect on cash and cash equivalents	(39.1)	(0.7)
DECREASE IN CASH AND CASH EQUIVALENTS	(89.5)	(9.6)
Cash and cash equivalents at beginning of period	226.3	183.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136.8	$174.2
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K.
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the three months ended March 31, 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted the provisions of ASU 2013-11 beginning January 1, 2014, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
Recently issued ASUs were assessed and determined to be either not applicable or are expected to have a minimal impact on the Company’s consolidated financial position and results of operations.
Venezuelan Operations
The Company accounts for its Venezuelan operations using highly inflationary accounting, and therefore, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings. In February 2013, the exchange rate for Bolivars declined to 6.3 Bolivars per U.S. Dollar. Previously, the Company remeasured its operations denominated in Bolivars at the rate of exchange used by the Transaction System for Foreign Currency Denominated Securities (“SITME”) of 5.3 Bolivars per U.S. Dollar. As a result, the Company recorded a charge of $11.1 million in the first quarter of 2013, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I. As a result of these changes, an entity may be able to convert Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of March 31, 2014, were 6.3 (official rate), 10.7 (SICAD I) and 49.8 (SICAD II). The Company analyzed the multiple rates currently available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, the Company determined that the SICAD I rate is the most appropriate rate to use for remeasurement. Therefore, as of March 31, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 10.7 Bolivars per U.S. Dollar, which was the SICAD I rate on that date. The Company recorded a charge of $38.7 million in the first quarter of 2014 based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars. The Company will continue to use the SICAD I rate to remeasure the net monetary assets of its Venezuelan subsidiary unless facts and circumstances change.
As of March 31, 2014, the Company’s Venezuelan operations had approximately $56.1 million in Bolivar-denominated net monetary assets, including $54.6 million of cash and cash equivalents. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. During the three months ended March 31, 2014 and 2013, the Company’s Venezuelan operations generated 1.6% or less of consolidated net sales.
The Company is unable to predict with certainty whether future devaluations will occur because of economic and political uncertainty in Venezuela. If the Bolivar devalues further, or if the Company is able to access currency at different rates that are reasonable to the Company, it could result in additional foreign currency exchange losses, and such devaluations could adversely affect the Company’s future financial results. Despite the additional currency conversion mechanisms, the Company’s ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. Dollars available for conversion.
Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company’s best estimate of operating results and foreign currency exchange rates. The Company’s quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company’s consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, including the reversal of valuation allowances, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss) in quarterly periods. The income tax expense (benefit) for such unusual and/or infrequent items is recorded in the quarterly period such items are incurred.

The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis in evaluating whether the Company has the ability to realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences and available tax planning strategies. Considering these factors, a possibility exists that the Company may record or release a portion of a valuation allowance against some deferred tax assets each quarterly period, which could create volatility in the Company’s future effective tax rate.
Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

Footnote 2 — Discontinued Operations
During the three months ended March 31, 2013, the Company’s Hardware and Teach businesses were classified as discontinued operations based on the Company’s commitment to divest the businesses. The Hardware and Teach businesses were sold in the third quarter of 2013.
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net sales	$2.1	$69.2
(Loss) income from discontinued operations before income taxes	$(1.1)	$0.7
Income tax (benefit) expense	(0.4)	0.3
(Loss) income from discontinued operations	(0.7)	0.4
Net gain (loss) from sales of discontinued operations, including impairments, net of tax (1)	1.5	(10.0)
Income (loss) from discontinued operations, net of tax	$0.8	$(9.6)
(1) Includes a pretax gain of $2.2 million (related tax expense of $0.7 million) for the three months ended March 31, 2014 and impairments of $12.4 million relating to goodwill, intangibles and other long-lived assets (related tax benefit of $2.4 million) for the three months ended March, 31, 2013.

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its shares from February 2014 through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. During the three months ended March 31, 2014, the Company repurchased 1.5 million shares pursuant to the SRP for $44.4 million, and such shares were immediately retired. Since the commencement of the SRP through March 31, 2014, the Company has repurchased and retired 14.4 million shares at an aggregate cost of $301.5 million. As of March 31, 2014, the Company had $255.6 million available under the SRP for future repurchases.
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback (the “ASB”) of the Company’s common stock. Under the ASB, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9.4 million shares of the Company’s common stock based on an initial per share amount of $29.69. The number of shares that the Company ultimately purchased under the ASB Agreement was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period. In March 2014, the ASB was completed and Goldman Sachs delivered 2.0 million shares of the Company’s common stock to the Company. Such shares were immediately retired.

The following table displays the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)
Other comprehensive income (loss) before reclassifications	5.9	(1.0)	1.8	6.7
Amounts reclassified to earnings	—	3.8	(1.0)	2.8
Net current period other comprehensive income	5.9	2.8	0.8	9.5
Balance at March 31, 2014	$(155.6)	$(480.5)	$0.4	$(635.7)
(1) Includes foreign exchange gains of $0.8 million arising during the three months ended March 31, 2014 associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three months ended March 31, (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations		Affected Line Item in the Condensed Consolidated Statements of Operations
	2014	2013
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.6)	$(0.2)	(1)
Actuarial loss	7.0	8.4	(1)
Total before tax	5.4	8.2
Tax effect	(1.6)	(2.7)
Net of tax	$3.8	$5.5
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(1.9)	$(0.5)	Cost of products sold
Forward interest rate swaps	0.2	0.2	Interest expense, net
Total before tax	(1.7)	(0.3)
Tax effect	0.7	0.1
Net of tax	$(1.0)	$(0.2)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013. See Footnote 8 for further details.

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
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended March 31,		Since Inception Through
	2014	2013	March 31, 2014
Facility and other exit costs, including impairments	$1.2	$—	$14.6
Employee severance, termination benefits and relocation costs	10.9	30.6	151.8
Exited contractual commitments and other	1.4	8.2	29.3
	$13.5	$38.8	$195.7
Restructuring costs-continuing operations	$13.5	$38.0	$189.5
Restructuring costs-discontinued operations	$—	$0.8	$6.2
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management, are periodically updated for changes and also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2014 (in millions):

	December 31, 2013			March 31, 2014
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$1.2	$(1.2)	$—
Employee severance, termination benefits and relocation costs	60.3	10.9	(27.5)	43.7
Exited contractual commitments and other	7.1	1.4	(2.3)	6.2
	$67.4	$13.5	$(31.0)	$49.9
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the three months ended March 31, 2014 aggregated by reportable business segment (in millions):

	December 31, 2013			March 31, 2014
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$25.8	$0.9	$(4.3)	$22.4
Home Solutions	0.7	0.4	(0.9)	0.2
Tools	0.3	0.9	(1.1)	0.1
Commercial Products	6.8	3.1	(2.1)	7.8
Baby & Parenting	1.4	0.3	(0.9)	0.8
Corporate	32.4	7.9	(21.7)	18.6
	$67.4	$13.5	$(31.0)	$49.9

The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended
	March 31,
Segment	2014	2013
Writing	$0.9	$2.6
Home Solutions	0.4	2.4
Tools	0.9	1.4
Commercial Products	3.1	1.0
Baby & Parenting	0.3	0.3
Corporate(1)	6.4	26.7
	$12.0	$34.4
(1) Includes adjustments of $1.5 million and $3.6 million relating to previous restructuring projects that had the impact of decreasing restructuring costs for the three months ended March 31, 2014 and 2013, respectively.
Cash paid for all restructuring activities was $30.8 million and $16.9 million for the three months ended March 31, 2014 and 2013, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	March 31, 2014	December 31, 2013
Materials and supplies	$134.1	$123.5
Work in process	129.0	107.0
Finished products	538.2	453.9
	$801.3	$684.4

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	March 31, 2014	December 31, 2013
Medium-term notes	$1,665.1	$1,659.8
Commercial paper	139.7	95.0
Receivables facility	175.0	75.0
Other debt	6.4	6.6
Total debt	1,986.2	1,836.4
Short-term debt	(318.7)	(174.0)
Current portion of long-term debt	(0.8)	(0.8)
Long-term debt	$1,666.7	$1,661.6
Interest Rate Swaps
As of March 31, 2014, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at March 31, 2014 and December 31, 2013 include mark-to-market adjustments of $7.1 million and $12.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of decreasing the reported values of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.6 million and $3.5 million for the three months ended March 31, 2014 and 2013, respectively.

Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirement as of March 31, 2014. The financing subsidiary owned $603.2 million of outstanding accounts receivable as of March 31, 2014, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at March 31, 2014. The Company had $175.0 million of outstanding borrowings under the Receivables Facility as of March 31, 2014.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of March 31, 2014, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the provisions of the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of March 31, 2014 and December 31, 2013, the Company had outstanding commercial paper obligations of $139.7 million and $95.0 million, respectively.
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

The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three months ended March 31, 2014 and 2013.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	March 31, 2014	December 31, 2013	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate swaps	Other assets	$22.3	$23.1	Other noncurrent liabilities	$29.4	$35.5
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	4.1	2.9	Other accrued liabilities	1.5	1.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.1	—	Other accrued liabilities	0.1	0.2
Total assets		$26.5	$26.0	Total liabilities	$31.0	$36.9
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of March 31, 2014 and December 31, 2013.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended
		March 31,
		2014	2013
Interest rate swaps	Interest expense, net	$5.3	$(6.6)
Fixed-rate debt	Interest expense, net	$(5.3)	$6.6
The Company did not realize any ineffectiveness related to fair value hedges during the three months ended March 31, 2014 and 2013.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended
		March 31,
		2014	2013
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$1.9	$0.5
Forward interest rate swaps	Interest expense, net	(0.2)	(0.2)
		$1.7	$0.3

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended
	March 31,
	2014	2013
Foreign exchange contracts on inventory-related purchases	$2.7	$1.2
Foreign exchange contracts on intercompany borrowings	—	2.4
	$2.7	$3.6
The Company did not realize any ineffectiveness related to cash flow hedges during the three months ended March 31, 2014 and 2013.
As of March 31, 2014, the Company expects to reclassify income of $3.2 million into earnings during the next 12 months.

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended March 31, (in millions):

	U.S.		International
	2014	2013	2014	2013
Service cost-benefits earned during the period	$1.0	$0.7	$1.5	$1.9
Interest cost on projected benefit obligation	11.3	10.0	6.4	6.0
Expected return on plan assets	(14.4)	(14.7)	(6.7)	(5.8)
Amortization of prior service cost, actuarial loss and other	6.1	7.8	0.8	0.8
Net periodic pension costs	$4.0	$3.8	$2.0	$2.9

The following table presents the components of the Company’s other postretirement benefit costs for the three months ended March 31, (in millions):

	2014	2013
Service cost-benefits earned during the period	$0.3	$0.3
Interest cost on projected benefit obligation	1.2	1.4
Amortization of prior service benefit and actuarial loss, net	(1.6)	(0.4)
Net other postretirement benefit costs	$(0.1)	$1.3
The Company made a cash contribution to the Company-sponsored profit sharing plan of $16.1 million and $17.6 million during the three months ended March 31, 2014 and 2013, respectively.

Footnote 9 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s effective tax rate for the three months ended March 31, 2014 included tax benefits related to the resolution of certain tax contingencies of $8.0 million and tax benefits of $13.9 million related to the $38.7 million pretax charge associated with the change in exchange rates used to remeasure the Company’s Venezuelan net monetary assets (see Footnote 1). The Company’s effective tax rate for the three months ended March 31, 2013 included tax benefits of $13.1 million, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies.

The Company’s effective tax rates for the three months ended March 31, 2014 and 2013 were also impacted by the geographical mix in earnings and other discrete items recorded in the periods.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended March 31,
	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$52.1	$63.8
Income (loss) from discontinued operations	0.8	(9.6)
Net income	$52.9	$54.2
Dividends and equivalents for share-based awards expected to be forfeited	—	—
Net income for basic and diluted earnings per share	$52.9	$54.2
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	278.8	287.4
Share-based payment awards classified as participating securities	2.1	2.6
Denominator for basic earnings per share	280.9	290.0
Dilutive securities (1)	2.9	3.1
Denominator for diluted earnings per share	283.8	293.1
Basic earnings per share:
Income from continuing operations	$0.19	$0.22
Income (loss) from discontinued operations	$—	$(0.03)
Net income	$0.19	$0.19
Diluted earnings per share:
Income from continuing operations	$0.18	$0.22
Income (loss) from discontinued operations	$—	$(0.03)
Net income	$0.19	$0.19

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 0.1 million and 3.5 million stock options for the three months ended March 31, 2014 and 2013, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three months ended March 31, 2014 and 2013 also exclude the weighted-average effect of 0.6 million and 0.9 million performance stock units outstanding, respectively, because the securities were anti-dilutive.

Footnote 11 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $7.0 million and $9.4 million of pretax stock-based compensation expense during the three months ended March 31, 2014 and 2013, respectively.
The following table summarizes the changes in the number of shares of common stock under option for the three months ended March 31, 2014 (in millions, except per share values):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2013	5.9	$22	5.3	$53.3
Exercised	(0.9)	22
Forfeited / expired	(0.1)	25
Outstanding at March 31, 2014	4.9	$22	4.7	$37.7

The following table summarizes the changes in the number of restricted stock units for the three months ended March 31, 2014 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	4.2	$22
Granted	1.1	33
Vested	(0.8)	21
Forfeited	(0.2)	24
Outstanding at March 31, 2014	4.3	$25

During the three months ended March 31, 2014, the Company awarded 0.7 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of March 31, 2014, 2.0 million PSUs were outstanding, and based on performance through March 31, 2014, recipients of PSUs would be entitled to 2.1 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

As of December 31, 2013, the Company had 0.3 million outstanding performance-based restricted stock units that entitle the recipients to shares of common stock if specified market and service conditions are achieved and vest no earlier than one year from the date of grant and no later than seven years from the date of grant (“Stock Price Based RSUs”). During the three months ended March 31, 2014, 0.1 million of Stock Price Based RSUs vested. Based on performance through March 31, 2014, the market conditions have been achieved for substantially all of the remaining 0.2 million of outstanding Stock Price Based RSUs. Accordingly, the Stock Price Based RSUs will vest when the service conditions are achieved. The 0.2 million Stock Price Based RSUs are included in the preceding table as outstanding as of March 31, 2014.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of March 31, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$11.3	$8.8	$2.5	$—
Interest rate swaps	22.3	—	22.3	—
Foreign currency derivatives	4.2	—	4.2	—
Total	$37.8	$8.8	$29.0	$—
Liabilities
Interest rate swaps	$29.4	$—	$29.4	$—
Foreign currency derivatives	1.6	—	1.6	—
Total	$31.0	$—	$31.0	$—

Fair Value as of December 31, 2013
Assets
Investment securities, including mutual funds (1)	$21.3	$8.7	$12.6	$—
Interest rate swaps	23.1	—	23.1	—
Foreign currency derivatives	2.9	—	2.9	—
Total	$47.3	$8.7	$38.6	$—
Liabilities
Interest rate swaps	$35.5	$—	$35.5	$—
Foreign currency derivatives	1.4	—	1.4	—
Total	$36.9	$—	$36.9	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($0.8 million and $10.9 million as of March 31, 2014 and December 31, 2013, respectively) and other assets ($10.5 million and $10.3 million as of March 31, 2014 and December 31, 2013, respectively).

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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the three months ended March 31, 2014, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the three months ended March 31, 2014, no nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.

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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	March 31, 2014		December 31, 2013
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,766.0	$1,665.1	$1,753.0	$1,659.8

The carrying amounts of all other significant debt approximate fair value.

Footnote 13 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial,	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended
	March 31,
	2014	2013
Net Sales (1)
Writing	$361.3	$340.6
Home Solutions	321.2	338.9
Tools	187.8	188.6
Commercial Products	182.6	183.1
Baby & Parenting	179.3	189.6
	$1,232.2	$1,240.8
Operating Income (Loss) (2)
Writing	$77.1	$63.2
Home Solutions	26.3	34.1
Tools	21.4	18.7
Commercial Products	13.8	21.6
Baby & Parenting	5.4	23.9
Restructuring costs	(12.0)	(34.4)
Corporate	(26.8)	(29.3)
	$105.2	$97.8

	March 31, 2014	December 31, 2013
Identifiable Assets
Writing	$918.6	$931.2
Home Solutions	554.7	559.4
Tools	614.0	595.7
Commercial Products	336.8	343.3
Baby & Parenting	305.3	321.9
Corporate (3)	3,264.5	3,318.2
	$5,993.9	$6,069.7

Geographic Area Information

	Three Months Ended
	March 31,
(in millions)	2014	2013
Net Sales (1), (4)
United States	$831.2	$818.9
Canada	53.0	61.8
Total North America	884.2	880.7
Europe, Middle East and Africa	164.2	167.1
Latin America	92.0	93.2
Asia Pacific	91.8	99.8
Total International	348.0	360.1
	$1,232.2	$1,240.8
Operating Income (Loss) (2), (5)
United States	$65.9	$81.0
Canada	10.4	10.2
Total North America	76.3	91.2
Europe, Middle East and Africa	15.1	(14.8)
Latin America	10.8	7.3
Asia Pacific	3.0	14.1
Total International	28.9	6.6
	$105.2	$97.8

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 9.9% and 9.6% of consolidated net sales in the three months ended March 31, 2014 and 2013, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended
	March 31,
	2014	2013
Restructuring Costs
United States	$7.9	$5.7
Canada	0.1	—
Total North America	8.0	5.7
Europe, Middle East and Africa	2.8	26.2
Latin America	0.1	2.5
Asia Pacific	1.1	—
Total International	4.0	28.7
	$12.0	$34.4

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	March 31, 2014	December 31, 2013
Customer accruals	$218.8	$292.6
Accruals for manufacturing, marketing and freight expenses	74.0	89.8
Accrued self-insurance liabilities	58.4	58.5
Accrued pension, defined contribution and other postretirement benefits	29.2	46.5
Accrued contingencies, primarily legal, environmental and warranty	38.9	35.0
Accrued restructuring (See Footnote 4)	56.5	76.7
Other	115.1	104.4
Other accrued liabilities	$590.9	$703.5
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $34.6 million and $34.4 million as of March 31, 2014 and December 31, 2013, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. There have been no reported injuries associated with the recalled harness buckles. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. Graco continues to offer consumers replacement harness buckles at no cost to the consumer.

Graco is in ongoing discussions with the National Highway Traffic Safety Administration (“NHTSA”) regarding a potential recall of harness buckles used on select infant car seats. There have been no reported injuries associated with the harness buckles used on the infant car seats that are the subject of the ongoing discussions with NHTSA. The Company expects the infant harness buckle discussions to be resolved in the second quarter of 2014.

The Company recorded an $11.0 million charge during the three months ended March 31, 2014 for the cost of the recall of harness buckles on select toddler car seats as well as the estimated costs associated with the infant car seat harness buckle issue. The costs associated with the recalls may vary from those currently contemplated depending upon the ultimate resolution of the matter, including any agreement the Company may reach with NHTSA with respect to harness buckles used on infant car seats.
Environmental Matters
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
The Company’s estimate of environmental response costs associated with these matters as of March 31, 2014 ranged between $19.6 million and $22.2 million. As of March 31, 2014, the Company had a reserve of $20.0 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.8 million by applying a 5% discount rate to undiscounted obligations of $24.0 million.
Two of the Company’s subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), are among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division - Essex County. In the third-party complaint, Maxus and Tierra allege that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP. In March 2013, the Company Parties and other third-party defendants executed a proposed Consent Judgment with DEP.  In addition, all of the direct defendants, with the exception of Occidental Chemical Corporation (“OCC”), have entered into a separate Settlement Agreement with New Jersey.  Both the proposed Consent Judgment and Settlement Agreement were approved and entered by the court in December 2013. The two settlements will result in dismissal of all third-party defendants, and all of the state’s claims against the direct defendants, with the exception of its claims against OCC and OCC’s cross-claims against the other direct defendants. The settlements will further result in the state’s recovery of all of its past costs, as well as some funding for natural resources restoration and redevelopment, subject to certain reopeners. In January 2014, OCC filed an appeal challenging entry of the settlement agreement between the state and the direct defendants. The state has suggested that if the direct defendants’ settlement is reopened, the third-party settlement would be reopened as well. The third-party defendants, including the Company Parties, maintain that OCC’s challenge to the direct defendants’ settlements should have no impact on the third-party defendant’s settlement, as all third-party claims have already been dismissed with prejudice and contribution protection provided. As of March 31, 2014, it appears that OCC will not further pursue its appeal, which likely resolves these issues.
In addition, U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and the Company Parties, have taken over the performance of the remedial investigation and feasibility study (“RI/FS”) for the Lower Passaic River. The RI/FS work remains underway and is scheduled for completion at the end of 2014. Regardless, on April 11, 2014, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposes four alternatives for remediation of the lower 8 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives range from $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. The public comment period is set to end June 20, 2014, after which U.S. EPA will evaluate all the input and issue its final Record of Decision, which is expected in early 2015. U.S. EPA has indicated that it will seek to have the parties fund the cleanup, but at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties, or any other entities. The site is also subject to a Natural Resource Damage Assessment.
Given the uncertainties pertaining to this matter, including that the litigation and RI/FS are ongoing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any ultimate remediation, and the extent to which the Company Parties may be held liable or responsible is not yet known–it is not possible for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations because the Company Parties’ facilities are not alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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
Business Strategy
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
Organizational Structure
The Company is driving the Growth Game Plan into action and simplifying its structure through the execution of Project Renewal, making sharper portfolio choices and investing in new marketing and innovation to accelerate performance. In the Growth Game

Plan operating model, the Company has reorganized around two core activity systems, Development and Delivery, supported by three business partnering functions, Human Resources, Finance/IT and Legal, and four winning capabilities in Design, Marketing & Insight, Supply Chain and Customer Development, all in service to drive accelerated performance in the Company’s five segments. The Company’s five business segments and the key brands included in each segment are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, Dymo® Industrial, hilmor™	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first three months of 2014 were impacted by the following factors:

•
Core sales, which exclude the impact of changes in foreign currency, increased 0.7% in 2014 compared to the same period last year. Core sales growth of 10.0% and 0.9% in Latin America and North America, respectively, were partially offset by declines of 5.1% and 0.3% in Europe and Asia Pacific, respectively. The decline in Europe was due primarily to exiting select product lines and geographies in the European region, primarily in the Baby & Parenting and Fine Writing categories. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2013, to the current and prior year local currency sales amounts, with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency.

•
Core sales increased 8.0% in the Writing segment, with strong sales in the Latin America region, driven by the Ink Joy® advertising campaign in Mexico, the Caribbean and Colombia, a new distribution model in Brazil, as well as volume increases and pricing in the region, coupled with strong sales performance in North America. Core sales grew 2.4% in the Tools segment driven by pricing and volume growth in North America. Core sales increased 0.2% in the Commercial Products segment, primarily driven by increased volume in Europe, partially offset by a sales decline in North America compared to a record quarter last year in Rubbermaid® Healthcare. Core sales decreased 4.5% in the Home Solutions segment as a result of softness in North America, which was largely attributable to severe weather conditions, and the negative effect on volume of less merchandising on certain low margin Rubbermaid Consumer product lines. Baby & Parenting’s core sales decreased 4.4%, primarily due to decreased volume in North America, attributable to the impact of the U.S. recall of harness buckles on select car seats, and the exit of certain product lines in Europe.

•
Gross margin was 38.1%. Favorable pricing, product mix and productivity offset the effects of input cost inflation, unfavorable transactional currency impacts and costs associated with the recall of harness buckles on select car seats. Gross margin for the first three months of 2014 was adversely impacted by $8.6 million, or 70 basis points, due to the costs of the recall.

•	During the first three months of 2014, the Company’s investments for brand-building and consumer demand creation and commercialization activities included the following:

•
a New Distributor Model, building a structure that assigns relationship owners to key distributors, removing redundancies and simplifying the approach with distributors to sell a broader assortment of the Company’s products;

•	a new line of Sharpie® highlighters called Sharpie® Clear View highlighters which have a unique, see-through tip for more precise highlighting;

•continued investment in InkJoy® advertising in the U.S., Latin America and Asia markets; and

•	working media in the Baby & Parenting business to support new product development in Japan, along with the Parker “Dreams Cannot be Rushed” campaign in Japan.
During 2014, the Company plans to accelerate planned brand investment spending from the fourth quarter into the second and third quarters to generate incremental growth earlier in the year.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $12.0 million of restructuring costs in the first three months of 2014.

•	Realized a $38.7 million foreign exchange loss in the first three months of 2014 due to the adoption of the SICAD I rate for the Company’s Venezuelan operations.

•
Reported a $1.3 million income tax benefit in 2014 compared to $6.4 million of income tax expense in 2013, primarily due to the income tax rate applicable to the $38.7 million foreign exchange loss associated with Venezuela being higher than the Company’s overall effective tax rate. In addition, during 2014, the Company recognized discrete income tax benefits of $8.0 million related to the resolution of certain tax contingencies. During 2013, the Company recognized $13.1 million of tax benefits, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies.

•
Expanded and extended the Company’s share repurchase plan (the “SRP”), allowing for total repurchases of $300.0 million between February 2014 and the end of 2016. During the first three months of 2014, the Company repurchased and retired an additional 1.5 million shares of common stock for $44.4 million, leaving $255.6 million available under the SRP for future repurchases.

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

The total costs of Project Renewal through 2015 are expected to be $340 million to $375 million, with $300 million to $340 million representing cash costs. Approximately 75% of the cash costs consist of employee-related costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be fully implemented by mid-2015 and generate annualized savings of $270 million to $325 million. The majority of these savings will be reinvested in the business to strengthen brand building and selling capabilities.

Through March 31, 2014, the Company incurred $196 million and $43 million of restructuring and restructuring-related charges, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Restructuring-related charges represent certain organizational change implementation costs and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. In the first three months of 2014, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Completed the restructuring of the Development organization as part of the Organizational Simplification workstream, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence - a design center in Kalamazoo, Michigan, and the consolidation of the marketing function into a global center of excellence.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects aimed at refocusing the region on profitable growth, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices. As part of the EMEA Simplification workstream, the Company has exited certain markets and product lines, as follows:

•	Exit direct sales in over 50 of the 120 countries and territories that the EMEA region serves;

•	Discontinue the Baby & Parenting business in about 19 countries;

•	Discontinue several lines of Baby & Parenting products; and

•	Exit the custom-logo Fine Writing business.

The Company expects sales for the year ending December 31, 2014 to be adversely impacted by $25 million compared to the year ended December 31, 2013 due to these geographic and product line exits.

•	The implementation of the Best Cost Finance workstream by consolidating and realigning its shared services and decision support capabilities.

•	The continued execution of projects to streamline the three business partnering functions, Human Resources, Finance/IT and Legal, and to align these functions with the new operating structure.

•
The ongoing reconfiguration and consolidation of the Company’s manufacturing footprint and distribution centers to reduce overhead, improve operational efficiencies and better utilize existing assets, including initiating projects to close a distribution center and a manufacturing facility in North America.

One Newell Rubbermaid
The Company strives to leverage common business activities and best practices to build functional capabilities and to build one common culture of shared values with a focus on collaboration and teamwork. Through this initiative, the Company has established regional shared service centers to leverage nonmarket-facing functional capabilities to reduce costs. In addition, the Company is expanding its focus on leveraging common business activities and best practices by reorganizing the business around two of the critical elements of the Growth Game Plan - Brand & Category Development and Market Execution & Delivery, enhancing its Customer Development and Global Supply Chain organizations, and consolidating activities into centers of excellence for design and innovation capabilities and marketing capabilities.
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the North American, European and Brazilian operations of the Company’s five segments have successfully gone live with their SAP implementation efforts, and the Company anticipates additional countries in the Latin America region will go-live later in 2014.
Foreign Currency – Venezuela
The Company began accounting for its Venezuelan operations using highly inflationary accounting in January 2010. Under highly inflationary accounting, the Company remeasures assets, liabilities, sales and expenses denominated in Bolivar Fuertes (“Bolivars”) into U.S. Dollars using the applicable exchange rate, and the resulting translation adjustments are included in earnings.
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction rate while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of Foreign Trade (“CENCOEX”), including imports of essential goods, remains at 6.3 Bolivars per U.S. Dollar. As of March 31, 2014, the SICAD I auction rate was 10.7 Bolivars per U.S. Dollar, and the SICAD II rate was 49.8 Bolivars per U.S. Dollar. The Company continues to believe that transactions for imports of essential goods, such as certain raw materials and finished goods (primarily in the Writing segment), will be settled at the official exchange rate of 6.3 Bolivars per U.S. Dollar, and the Company has continued to receive authorizations to import at this rate. The Company analyzed the multiple rates currently available and the Company’s estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, the Company determined that the SICAD I rate is the most appropriate rate to use for remeasurement. As a result, the Company recorded a charge of $38.7 million in the first quarter of 2014, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars. In addition, the Company’s 2014 reported net sales and operating income are expected to be adversely impacted by an estimated $32 million and $21 million, respectively, due solely to the use of the SICAD I rate for the remainder of 2014, which includes the adverse impact on gross margins attributable to the first turn of inventory after the change to the SICAD I rate and the increased costs of importing raw materials.
As of March 31, 2014, the Company’s Venezuelan subsidiary had approximately $56.1 million of net monetary assets denominated in Bolivars at the rate of 10.7 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $6 million and $4 million, respectively.
As part of the changes implemented in the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. At this time, it is unclear based on the current regulations how this new law may affect the Company’s Venezuelan operations and its current pricing structure and, as a result, its impact is not included in the estimated ongoing impacts outlined above. However, price controls generally may affect products the Company markets and sells in Venezuela, and may restrict the Company’s ability to implement price increases. Price increases have been one of the key mechanisms the Company has used to offset the effects of continuing high inflation and the impact of currency devaluations.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended March 31,
	2014		2013
Net sales	$1,232.2	100.0%	$1,240.8	100.0%
Cost of products sold	762.9	61.9	767.2	61.8
Gross margin	469.3	38.1	473.6	38.2
Selling, general and administrative expenses	352.1	28.6	341.4	27.5
Restructuring costs	12.0	1.0	34.4	2.8
Operating income	105.2	8.5	97.8	7.9
Nonoperating expenses:
Interest expense, net	14.4	1.2	14.6	1.2
Other expense, net	40.0	3.2	13.0	1.0
Net nonoperating expenses	54.4	4.4	27.6	2.2
Income before income taxes	50.8	4.1	70.2	5.7
Income tax (benefit) expense	(1.3)	(0.1)	6.4	0.5
Income from continuing operations	52.1	4.2	63.8	5.1
Income (loss) from discontinued operations	0.8	0.1	(9.6)	(0.8)
Net income	$52.9	4.3%	$54.2	4.4%
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Consolidated Operating Results:
Net sales for the three months ended March 31, 2014 were $1,232.2 million, representing a decrease of $8.6 million, or 0.7%, from $1,240.8 million for the three months ended March 31, 2013. Core sales increased 0.7%, and foreign currency had the effect of decreasing net sales by 1.4%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 (in millions, except percentages):

Core sales	$8.2	0.7%
Foreign currency	(16.8)	(1.4)
Total change in net sales	$(8.6)	(0.7)%
Core sales in the Company’s North American businesses increased 0.9%, while sales in the international businesses remained flat. In North America, core sales growth was led by strong growth in Writing and Tools, partially offset by declines in Baby & Parenting due to the recall and declines in Home Solutions. In Europe, core sales decreased 5.1%, reflecting the ongoing macroeconomic challenges in Western Europe as well as the impacts of simplifying the European footprint, which involves exiting certain geographies and product lines in the region. Core sales in the Company’s Latin America businesses increased 10.0% driven by increased volumes and pricing in the Writing segment, including price increases in Venezuela in response to inflation. In the Asia Pacific region, core sales declined 0.3% primarily due to sales declines experienced by the Baby & Parenting segment.
Gross margin, as a percentage of net sales, for the three months ended March 31, 2014 was 38.1%, or $469.3 million. Favorable pricing and productivity offset the effects of input cost inflation, unfavorable transactional currency impacts and costs associated with the recall of harness buckles on select Graco car seats. In February 2014, the Company initiated a voluntary recall on the harness buckles used on approximately 4 million toddler car seats. The Company’s results for the first quarter of 2014 include an $11.0 million charge, including $8.6 million included in cost of products sold and $2.4 million in selling, general & administrative expenses (“SG&A”), associated with the recall of harness buckles used on toddler car seats as well as an estimate for costs associated with harness buckles used on select infant car seats.
SG&A expenses for the three months ended March 31, 2014 were 28.6% of net sales, or $352.1 million, versus 27.5% of net sales, or $341.4 million, for the three months ended March 31, 2013. SG&A expenses increased as a result of increased advertising and promotion, primarily relating to InkJoy® advertising in the U.S., Mexico and Asia, and investments in increased selling capabilities in North America and Latin America.
The Company recorded restructuring costs of $12.0 million and $34.4 million for the three months ended March 31, 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in the first quarter of 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the three months ended March 31, 2014 primarily related to Project Renewal and consisted of $1.2 million of facility and other exit costs, including impairments, $9.4 million of employee severance, termination benefits and employee relocation costs and $1.4 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended March 31, 2013 primarily related to Project Renewal and consisted of $26.2 million of employee severance, termination benefits and employee relocation costs and $8.2 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended March 31, 2014 was $105.2 million, or 8.5% of net sales, versus $97.8 million, or 7.9% of net sales, for the three months ended March 31, 2013. The increase in operating margin was driven by the reduction in restructuring costs, partially offset by the costs associated with the recall of harness buckles on select car seats and continued investment in brands and capabilities.
Net nonoperating expenses for the three months ended March 31, 2014 were $54.4 million versus $27.6 million for the three months ended March 31, 2013. Interest expense for the three months ended March 31, 2014 was $14.4 million, a decrease of $0.2 million from $14.6 million for the three months ended March 31, 2013, due to lower average debt levels. In March 2014, the Company adopted the SICAD I exchange rate for its Venezuelan operations, and as a result, the Company recorded a foreign currency exchange loss of $38.7 million during the three months ended March 31, 2014 to reduce the value of the net monetary assets in Venezuela denominated in Bolivars. The Company recorded a foreign currency exchange loss of $11.1 million during the three months ended March 31, 2013 due to the devaluation of the Venezuela Bolivar.
The Company recognized an income tax rate benefit of 2.8% for the three months ended March 31, 2014, which compared to an effective income tax rate of 9.1% for the three months ended March 31, 2013. In addition to the impact of the geographical mix of earnings, the tax rate for the three months ended March 31, 2014 was impacted by $8.0 million of tax benefits related to the resolution of certain income tax contingencies and the income tax rate applicable to the $38.7 million foreign exchange loss associated with Venezuela being higher than the Company’s overall effective tax rate. The tax rate for the three months ended March 31, 2013 was impacted by the geographical mix in earnings as well as $13.1 million of net tax benefits that were discrete to the first quarter of 2013.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended March 31, (in millions, except percentages):

	2014	2013	% Change
Writing	$361.3	$340.6	6.1%
Home Solutions	321.2	338.9	(5.2)
Tools	187.8	188.6	(0.4)
Commercial Products	182.6	183.1	(0.3)
Baby & Parenting	179.3	189.6	(5.4)
Total net sales	$1,232.2	$1,240.8	(0.7)%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	8.0%	(4.5)%	2.4%	0.2%	(4.4)%
Foreign currency	(1.9)	(0.7)	(2.8)	(0.5)	(1.0)
Total change in net sales	6.1%	(5.2)%	(0.4)%	(0.3)%	(5.4)%

Operating income by segment was as follows for the three months ended March 31, (in millions, except percentages):

	2014	2013	% Change
Writing	$77.1	$63.2	22.0%
Home Solutions	26.3	34.1	(22.9)
Tools	21.4	18.7	14.4
Commercial Products	13.8	21.6	(36.1)
Baby & Parenting (1)	5.4	23.9	(77.4)
Restructuring costs	(12.0)	(34.4)	NM
Corporate (2)	(26.8)	(29.3)	8.5
Total operating income	$105.2	$97.8	7.6%
NM — Not Meaningful

(1)	Results for the three months ended March 31, 2014 includes $11.0 million of charges relating to the harness buckle recall in the U.S.

(2)
Includes organizational change implementation and restructuring-related costs of $7.7 million and $6.6 million associated with Project Renewal for the three months ended March 31, 2014 and 2013, respectively.

Writing
Net sales for the three months ended March 31, 2014 were $361.3 million, an increase of $20.7 million, or 6.1%, from $340.6 million for the three months ended March 31, 2013. Core sales increased 8.0%. Latin America generated double-digit core sales growth due to the Ink Joy® advertising campaign in Mexico, the Caribbean and Colombia, a new distribution model in Brazil, as well as volume increases and pricing actions taken in Venezuela. North America generated double-digit core sales growth due to increased volumes from advertising and promotion, coupled with a weak comparison period. Europe realized a high single-digit core sales decline as a result of continued macroeconomic challenges in Western Europe and planned exits in Fine Writing. Foreign currency had an unfavorable impact of 1.9%.
Operating income for the three months ended March 31, 2014 was $77.1 million, or 21.3% of net sales, an increase of $13.9 million, or 22.0%, from $63.2 million, or 18.6% of net sales, for the three months ended March 31, 2013. The 270 basis point increase in operating margin is primarily attributable to pricing, particularly in Latin America, productivity, mix and a 60 basis point decrease in SG&A as a percentage of net sales, which reflects improved leverage of the cost structure on increased sales and Project Renewal savings partially offset by increased brand support for the InkJoy® advertising campaign, input cost inflation and foreign currency impacts.
Home Solutions
Net sales for the three months ended March 31, 2014 were $321.2 million, a decrease of $17.7 million, or 5.2%, from $338.9 million for the three months ended March 31, 2013. Core sales decreased 4.5% primarily as a result of a decline in North America sales, which was largely attributable to inclement weather conditions in the U.S. that limited consumer purchases and the negative effect on volume of less merchandising on certain Rubbermaid Consumer low margin product lines partially offset by increased distribution on Calphalon. Foreign currency had an unfavorable impact of 0.7%.
Operating income for the three months ended March 31, 2014 was $26.3 million, or 8.2% of net sales, a decrease of $7.8 million, or 22.9%, from $34.1 million, or 10.1% of net sales, for the three months ended March 31, 2013. The 190 basis point decline in operating margin reflects the effects of input cost inflation and a 130 basis point increase in SG&A as a percentage of net sales attributable to the deleveraging effect on operating margins of lower sales volumes, partially offset by pricing and productivity.
Tools
Net sales for the three months ended March 31, 2014 were $187.8 million, a decrease of $0.8 million, or 0.4%, from $188.6 million for the three months ended March 31, 2013. Core sales increased 2.4% primarily due to mid-single-digit core sales growth in North America driven by the Lenox business. Core sales in the segment’s Latin America and Asia regions declined modestly, while core sales in Europe increased modestly. The core sales decline in Latin America was due to an estimated $5.0 million of customer pre-buys in the first three months of 2013 in advance of the April 2013 SAP go-live in Brazil. Foreign currency had an unfavorable impact of 2.8%.
Operating income for the three months ended March 31, 2014 was $21.4 million, or 11.4% of net sales, an increase of $2.7 million, or 14.4%, from $18.7 million, or 9.9% of net sales, for the three months ended March 31, 2013. The 150 basis point increase in operating margin is attributable to pricing and improved mix along with a 20 basis point decrease in SG&A costs as a percentage of net sales due to Project Renewal savings, partially offset by inflation.
Commercial Products
Net sales for the three months ended March 31, 2014 were $182.6 million, a decrease of $0.5 million, or 0.3%, from $183.1 million for the three months ended March 31, 2013. Core sales increased 0.2%. Favorable pricing in North America and Latin America on Rubbermaid Commercial was offset by a difficult comparison against strong healthcare results in the prior year. Core sales at the segment’s North American businesses declined low single-digits, primarily due to healthcare, while core sales at the segment’s international businesses increased double digits. Foreign currency had an unfavorable impact of 0.5%.
Operating income for the three months ended March 31, 2014 was $13.8 million, or 7.6% of net sales, a decrease of $7.8 million, or 36.1%, from $21.6 million, or 11.8% of net sales, for the three months ended March 31, 2013. The 420 basis point decrease in operating margin is primarily attributable to input cost inflation, unfavorable mix and increased investments in selling capabilities in North America and Latin America, which resulted in SG&A increasing 270 basis points as a percentage of net sales.
Baby & Parenting
Net sales for the three months ended March 31, 2014 were $179.3 million, a decrease of $10.3 million, or 5.4%, from $189.6 million for the three months ended March 31, 2013. Core sales decreased 4.4% driven by geographic and select product exits in Europe along with a decline in sales in North America due primarily to the recall of harness buckles on select Graco car seats in the U.S. Core sales in North America declined low single digits, and core sales declined double digits in the segment’s international businesses. Foreign currency had an unfavorable impact of 1.0%.
Operating income for the three months ended March 31, 2014 was $5.4 million, or 3.0% of net sales, a decrease of $18.5 million, or 77.4%, from $23.9 million, or 12.6% of net sales, for the three months ended March 31, 2013. The 960 basis point decrease in operating margin is primarily due to the $11.0 million of costs associated with the recall of harness buckles on select car seats in the U.S., inflation and foreign currency, partially offset by pricing.

Liquidity and Capital Resources
Cash and cash equivalents decreased as follows for the three months ended March 31, (in millions):

	2014	2013
Cash used in operating activities	$(92.1)	$(123.1)
Cash used in investing activities	(32.2)	(33.9)
Cash provided by financing activities	73.9	148.1
Currency effect on cash and cash equivalents	(39.1)	(0.7)
Decrease in cash and cash equivalents	$(89.5)	$(9.6)

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
Cash used in operating activities for the three months ended March 31, 2014 was $92.1 million compared to $123.1 million for the three months ended March 31, 2013. The year-over-year improvement in cash usage from operating activities was largely due to the impact of the following items:

•	a $50.2 million year-over-year increase in collections of accounts receivable due to the timing of sales and collection efforts; and

•	a $100.0 million contribution to the Company’s primary U.S. pension plan during the first three months of 2013;

partially offset by

•	a $61.2 million year-over-year decrease in accounts payable;

•	a $13.9 million increase in cash paid for restructuring activities; and

•	a $27.7 million increase in customer program payments.

During the three months ended March 31, 2014, the Company received net proceeds of $144.9 million from short-term borrowing arrangements, which include commercial paper and the receivables financing facility, compared to net proceeds of $200.7 million from short-term borrowing arrangements during the three months ended March 31, 2013.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $31.9 million and $33.6 million for the three months ended March 31, 2014 and 2013, respectively. Capital expenditures associated with the implementation of SAP were $5.4 million and $7.1 million for the three months ended March 31, 2014 and 2013, respectively.
Aggregate dividends paid were $42.9 million and $44.5 million for the three months ended March 31, 2014 and 2013, respectively.
In February 2014, the Company announced an extension and expansion of the Company’s ongoing share repurchase program (the “SRP”). As extended and expanded, the Company may repurchase up to $300.0 million of its shares from February 2014 through the end of 2016. During the three months ended March 31, 2014, the Company repurchased and retired 1.5 million shares pursuant to the SRP for $44.4 million, compared to 1.4 million shares repurchased and retired for $33.8 million during the three months ended March 31, 2013.
Cash paid for restructuring activities was $30.8 million and $16.9 million for the three months ended March 31, 2014 and 2013, respectively, and is included in the net cash used in operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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

The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	March 31, 2014	December 31, 2013	March 31, 2013
Accounts receivable	72	68	71
Inventory	96	67	91
Accounts payable	(65)	(55)	(64)
Cash conversion cycle	103	80	98
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

•
Cash and cash equivalents at March 31, 2014 were $136.8 million, and the Company had $835.3 million of total available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility and $350.0 million receivables financing facility.

•	Working capital at March 31, 2014 was $678.5 million compared to $681.1 million at December 31, 2013, and the current ratio at March 31, 2014 was 1.44:1 compared to 1.42:1 at December 31, 2013.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.47:1 at March 31, 2014 and 0.44:1 at December 31, 2013, as the Company increased its short-term borrowings during the first quarter of 2014 due to seasonal inventory builds and annual cash payments for the paydown of customer accruals and annual incentive compensation.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Cash and cash equivalents at March 31, 2014 includes $54.6 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of March 31, 2014, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company had commercial paper obligations outstanding of $139.7 million, resulting in $660.3 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
The Company’s receivables financing facility provides for available borrowings of up to $350.0 million and expires in September 2015. As of March 31, 2014, the Company had $175.0 million of outstanding borrowings under the receivables financing facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the three months ended March 31, (in millions):

	2014		2013
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$152.7	$82.7	$237.5	$118.1
Receivables financing facility	$175.0	$103.9	200.0	200.0
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of March 31, 2014, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and receivables financing facility, and utilize the $835.3 million for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables financing facility and may result in the acceleration of the repayment of certain indebtedness.
Debt
The Company has varying needs for short-term working capital financing as a result of the seasonal nature of its business. The volume and timing of production impacts the Company’s cash flows and has historically involved increased production in the first quarter of the year to meet increased customer demand through the remainder of the year. Working capital fluctuations have historically been financed through short-term financing arrangements, such as commercial paper or borrowings under the Facility or the receivables financing facility.
Total debt was $2.0 billion as of March 31, 2014 and $1.8 billion as of December 31, 2013, an increase of $0.2 billion due to increased borrowings under the Company’s short-term borrowing arrangements, including its receivables financing facility and commercial paper, for working capital investments and payments of customer program and annual incentive compensation liabilities.
As of March 31, 2014, the current portion of long-term debt and short-term debt totaled $319.5 million, including $139.7 million of commercial paper obligations and $175.0 million of borrowings under the receivables financing facility.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended March 31,
	2014	2013
Average outstanding debt	$1,862.6	$1,998.7
Average interest rate (1)	3.2%	3.0%

(1)	The average interest rate includes the impacts of outstanding fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 53.5% and 50.4% of total debt as of March 31, 2014 and December 31, 2013, respectively. The increase in floating-rate debt is primarily due to an increase of $144.7 million in short-term debt at March 31, 2014 compared to December 31, 2013. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Dividends
The Company’s Board of Directors has approved a 13% increase in the quarterly dividend from $0.15 per share to $0.17 per share, effective with the quarterly dividend expected to be paid in June 2014. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives and restructuring activities, and at the Company’s discretion, to repay outstanding debt. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. During the three months ended March 31, 2014, the Company repurchased 1.5 million shares pursuant to the SRP for $44.4 million, and such shares were immediately retired. Since the inception of the SRP through March 31, 2014, the Company has repurchased and retired a total of 14.4 million shares for $301.5 million and had $255.6 million available under the SRP for future repurchases. The Company has repurchased an additional 0.3 million shares under the SRP at an aggregate cost of $9.2 million during April 2014. The repurchase of additional shares is at the Company’s discretion and will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2016, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
Accelerated Share Repurchase Plan
In October 2013, the Company entered into agreements with Goldman, Sachs & Co. (“Goldman Sachs”) for an accelerated stock buyback of $350.0 million of the Company’s common shares (the “ASB”). Under the ASB, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9.4 million shares of the Company’s common stock, representing a substantial majority of the shares expected to be purchased under the ASB. Based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period, in March 2014, the ASB was completed and Goldman Sachs delivered 2.0 million shares of the Company’s common stock to the Company. Such shares were immediately retired.
Credit Ratings
The Company’s credit ratings are periodically reviewed by rating agencies. The Company’s current senior and short-term debt credit ratings from three major credit rating agencies are listed below:

	Senior Debt Credit Rating	Short-term Debt Credit Rating	Outlook

Moody’s Investors Service	Baa3	P-3	Stable
Standard & Poor’s	BBB-	A-3	Positive
Fitch Ratings	BBB	F-2	Positive
Outlook
For the year ending December 31, 2014, the Company expects to generate cash flows from operations of $600 to $650 million after restructuring and restructuring-related cash payments of $100 to $120 million. The Company plans to fund capital expenditures of approximately $150 to $175 million, which includes expenditures associated with the implementation of SAP in Latin America.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables financing facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to repay debt maturities as they come due, including short-term debt of $318.7 million, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables financing facility.

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
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended March 31, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	0.9%	(5.1)%	10.0%	(0.3)%	—%	0.7%
Foreign currency	(0.5)	3.4	(11.3)	(7.7)	(3.4)	(1.4)
Total change in net sales	0.4%	(1.7)%	(1.3)%	(8.0)%	(3.4)%	(0.7)%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
There have been no significant changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”).

Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring, restructuring-related and organizational change implementation costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in exchange rates, product recalls, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; product liability, product recalls or regulatory actions (including the ultimate resolution of the potential recall of harness buckles on certain infant car seats); the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2013 Form 10-K.

Item 4. Controls and Procedures
As of March 31, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required under this Item is contained above in Part I. Financial Information, Item 1 and is incorporated herein by reference.

Item 1A. Risk Factors

The information presented below supplements the risk factors set forth in Part I, “Item 1A. Risk Factors,” of the 2013 Form 10-K. Except as set forth below, for additional risk factors that could cause actual results to differ materially from those anticipated, please refer to Part I, “Item 1A. Risk Factors,” of the 2013 Form 10-K.
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
Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding nonmonetary assets) of operations in Venezuela into U.S. Dollars are recorded in earnings. During the three months ended March 31, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to the Complementary System of Foreign Currency Administration ("SICAD I") auction rate. The SICAD I auction rate was 10.7 Bolivares Fuertes (“Bolivars”) to the U.S. dollar on March 31, 2014. Prior to March 31, 2014, the Company had used the official exchange rate of 6.3 Bolivars per U.S. dollar. The Company adopted the SICAD I rate for its Venezuela operations effective March 31, 2014, which resulted in a $38.7 million monetary asset devaluation charge related to its Venezuelan operations. The Company is unable to predict with certainty whether future devaluations will occur. The current state of the Venezuelan economy could lead to further devaluation of its currency, volatility of exchange rates and disruption of the economy. In the first quarter of 2014, the Venezuelan government also issued a Law on Fair Pricing which establishes a maximum profit margin of 30%. At this time, it is unclear how this law may affect the Company’s Venezuelan operations and its pricing structure, including its ability to implement price increases to offset the effects of inflation and currency devaluations. The future results of the Company’s Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, implementation and enforcement of profit margin or price controls or changes in import controls, economic conditions in Venezuela such as inflation and consumer spending, labor relations, political and social unrest, and the availability of raw materials, utilities and energy. The Company’s Venezuelan operations contribute a significant portion of the sales and operating income of the Company’s Latin America region. As a result, any disruption of the Company’s Venezuelan operations or of the Company’s ability to pay suppliers or repatriate funds from Venezuela, or restrictions or limitations imposed on its pricing structure, could have a material adverse impact on the future performance of the Company’s Latin America region and could adversely affect the Company’s results of operations, financial condition and liquidity.
See Footnote 1 of the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in February 2014, the Company initiated a voluntary recall on harness buckles used on certain Graco-branded convertible and harnessed booster toddler car seats due to the potential that over time, food and dried liquid may make some harness buckles progressively more difficult to open or become stuck in the latched position. The recall involves providing customers with a replacement buckle. Although the Company does not believe that a recall on similar buckles used in infant car seats is appropriate, it is cooperating with the regulatory agency with authority over the matter, the National Highway Traffic Safety Administration (“NHTSA”), to resolve similar concerns with respect to infant car seats. Such a resolution may include a recall of harness buckles used on certain infant car seats. The Company’s results for the first quarter of 2014 include an $11 million charge which reflects the cost of the recall of harness buckles used on certain toddler car seats as well as the Company’s best estimate of costs associated with the expansion of the recall to include harness buckles used on certain infant car seats. However, NHTSA may ultimately request a broader recall of infant car seats. If the recall with respect to harness buckles used on infant car seats is broader than the Company currently anticipates, it would increase the cost of addressing the issue with respect to infant car seats and have an adverse impact on the results of operations of the Company. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention, may exceed the amount of insurance coverage or could be excluded under the terms of the policy.
The following risk factor has been removed from the risk factors set forth in the Company’s 2013 Form 10-K:
Actions by the Company’s counterparty to the accelerated share repurchase plan may affect the market for the Company’s common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended March 31, 2014:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January	74,968	(2)	$32.29	—	$300,000,000
February	519,665	(2)	31.13	213,000	293,242,051
March (3)	3,232,656	(2)	30.52	3,230,855	255,614,479
Total	3,827,289		$30.64	3,443,855
 __________________

(1)
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares from February 2014 through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. The average per share purchase price for shares purchased under the SRP in February and March 2014 were $31.73 and $30.32, respectively.

(2)
All shares purchased by the Company during the quarter ended March 31, 2014 other than those purchased under the SRP and accelerated stock buyback were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In January, February and March 2014, in addition to the shares purchased under the SRP and accelerated stock buyback, the Company purchased 74,968 shares (average price: $32.29), 306,665 shares (average price: $30.72) and 1,801 shares (average price: $30.98), respectively, in connection with vesting of employees’ stock-based awards.

(3)
In October 2013, the Company entered into a Master Confirmation and a Supplemental Confirmation (collectively, the “ASB”) with Goldman, Sachs & Co. (“Goldman Sachs”) to effect an accelerated stock buyback of the Company’s common stock. Under the ASB, the Company paid Goldman Sachs an initial purchase price of $350.0 million, and Goldman Sachs delivered to the Company 9,430,785 shares of the Company’s common stock based on an initial per share amount of $29.69. The number of shares that the Company ultimately purchased under the ASB was determined based on the average of the daily volume-weighted average share prices of the Company’s common stock over the course of a calculation period. In March 2014, the ASB was completed and Goldman Sachs delivered 1,989,855 shares of the Company’s common stock to the Company based on a per share price of $30.65. Such shares were immediately retired.

Item 6. Exhibits

10.1	Newell Rubbermaid Inc. Long-Term Incentive Plan for 2014.
10.2	Form of Restricted Stock Unit Agreement under the 2013 Incentive Plan for 2014 Awards.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date:	May 9, 2014	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President and Chief Financial Officer

Date:	May 9, 2014	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer