Form 10-Q
period 2014-06-30
NEWELL RUBBERMAID INC
filed 2014-08-08
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of June 30, 2014: 273.8 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$1,521.0	$1,474.7	$2,753.2	$2,715.5
Cost of products sold	912.6	892.0	1,675.5	1,659.2
GROSS MARGIN	608.4	582.7	1,077.7	1,056.3
Selling, general and administrative expenses	383.5	365.3	735.6	706.7
Restructuring costs	11.5	32.0	23.5	66.4
OPERATING INCOME	213.4	185.4	318.6	283.2
Nonoperating expenses:
Interest expense, net	15.0	15.0	29.4	29.6
Other (income) expense, net	(2.6)	4.2	37.4	17.2
Net nonoperating expenses	12.4	19.2	66.8	46.8
INCOME BEFORE INCOME TAXES	201.0	166.2	251.8	236.4
Income tax expense	51.9	49.6	50.6	56.0
INCOME FROM CONTINUING OPERATIONS	149.1	116.6	201.2	180.4
Income (loss) from discontinued operations, net of tax	1.5	(6.8)	2.3	(16.4)
NET INCOME	$150.6	$109.8	$203.5	$164.0
Weighted average shares outstanding:
Basic	277.4	290.9	279.1	290.4
Diluted	279.7	294.3	281.7	293.7
Earnings per share:
Basic:
Income from continuing operations	$0.54	$0.40	$0.72	$0.62
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.06)
Net income	$0.54	$0.38	$0.73	$0.56
Diluted:
Income from continuing operations	$0.53	$0.40	$0.71	$0.61
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.06)
Net income	$0.54	$0.37	$0.72	$0.56
Dividends per share	$0.17	$0.15	$0.32	$0.30
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET INCOME	$150.6	$109.8	$203.5	$164.0

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18.3	(13.7)	24.2	(49.0)
Change in unrecognized pension and other postretirement costs	0.8	5.1	3.6	17.7
Derivative hedging (loss) gain	(4.1)	1.0	(3.3)	1.7
Total other comprehensive income (loss), net of tax	15.0	(7.6)	24.5	(29.6)

COMPREHENSIVE INCOME (1)	$165.6	$102.2	$228.0	$134.4

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$142.7	$226.3
Accounts receivable, net	1,230.4	1,105.1
Inventories, net	811.8	684.4
Deferred income taxes	135.5	134.4
Prepaid expenses and other	138.2	135.4
TOTAL CURRENT ASSETS	2,458.6	2,285.6
PROPERTY, PLANT AND EQUIPMENT, NET	543.0	539.6
GOODWILL	2,358.3	2,361.1
OTHER INTANGIBLE ASSETS, NET	596.7	614.5
OTHER ASSETS	261.5	268.9
TOTAL ASSETS	$6,218.1	$6,069.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$592.9	$558.9
Accrued compensation	121.8	167.3
Other accrued liabilities	631.0	703.5
Short-term debt	389.4	174.0
Current portion of long-term debt	251.3	0.8
TOTAL CURRENT LIABILITIES	1,986.4	1,604.5
LONG-TERM DEBT	1,424.2	1,661.6
OTHER NONCURRENT LIABILITIES	703.9	728.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	293.2	297.5
Outstanding shares, before treasury:
2014 – 293.2
2013 – 297.5
Treasury stock, at cost:	(490.3)	(477.2)
Shares held:
2014 – 19.4
2013 – 18.9
Additional paid-in capital	703.0	654.3
Retained earnings	2,214.9	2,242.1
Accumulated other comprehensive loss	(620.7)	(645.2)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,100.1	2,071.5
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	2,103.6	2,075.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,218.1	$6,069.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six Months Ended
	June 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$203.5	$164.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75.7	79.6
Net (gain) loss from sale of discontinued operations, including impairments	(4.8)	22.7
Deferred income taxes	6.0	47.0
Non-cash restructuring costs	3.7	2.2
Stock-based compensation expense	14.5	19.7
Other, net	50.8	18.4
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(122.4)	(125.1)
Inventories	(123.2)	(201.7)
Accounts payable	33.2	135.0
Accrued liabilities and other	(132.9)	(221.6)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	4.1	(59.8)
INVESTING ACTIVITIES:
Capital expenditures	(67.0)	(57.0)
Proceeds from sales of discontinued operations and noncurrent assets	3.4	—
Other	(0.3)	(0.3)
NET CASH USED IN INVESTING ACTIVITIES	(63.9)	(57.3)
FINANCING ACTIVITIES:
Short-term borrowings, net	215.4	202.1
Repurchase and retirement of shares of common stock	(158.7)	(72.4)
Cash dividends	(89.8)	(88.1)
Excess tax benefits related to stock-based compensation	6.8	9.7
Other stock-based compensation activity, net	29.6	39.2
NET CASH PROVIDED BY FINANCING ACTIVITIES	3.3	90.5
Currency rate effect on cash and cash equivalents	(27.1)	(3.1)
DECREASE IN CASH AND CASH EQUIVALENTS	(83.6)	(29.7)
Cash and cash equivalents at beginning of period	226.3	183.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142.7	$154.1
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Footnote 1 — Basis of Presentation and Significant Accounting Policies
The accompanying unaudited condensed consolidated financial statements of Newell Rubbermaid Inc. (collectively with its subsidiaries, the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments (including normal recurring accruals) considered necessary for a fair presentation of the financial position and the results of operations of the Company. It is recommended that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements, and the footnotes thereto, included in the Company’s most recent Annual Report on Form 10-K.
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 65% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the six months ended June 30, 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
Recent Accounting Pronouncements
Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 requires an entity to net its liability for unrecognized tax positions against a net operating loss carryforward, a similar tax loss or a tax credit carryforward when settlement in this manner is available under the tax law. The Company adopted the provisions of ASU 2013-11 beginning January 1, 2014, and the adoption did not have a material impact on the Company’s financial statements or disclosures.
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company has not adopted ASU 2014-08, and the Company does not expect the adoption will have a material effect on the Company’s financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. The standard requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I. As a result of these changes, an entity may be able to convert Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of June 30, 2014, were 6.3 (official rate), 10.6 (SICAD I) and 50.0 (SICAD II). The Company analyzed the multiple rates currently available and the Company's estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, the Company determined that the SICAD I rate is the most appropriate rate to use for remeasurement. Therefore, as of June 30, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 10.6 Bolivars per U.S. Dollar, which was the SICAD I rate on that date. The Company recorded a charge of $38.3 million for the six months ended June 30, 2014 based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars, which includes a $38.7 million charge upon adoption of the SICAD I rate. The Company expects to continue to use the SICAD I rate to remeasure the net monetary assets of its Venezuelan subsidiary unless facts and circumstances change.
As of June 30, 2014, the Company’s Venezuelan operations had approximately $59.2 million in Bolivar-denominated net monetary assets, including $51.1 million of cash and cash equivalents. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. During the six months ended June 30, 2014 and 2013, the Company’s Venezuelan operations generated 1.7% or less of consolidated net sales.
The Company is unable to predict with certainty whether future devaluations will occur because of economic and political uncertainty in Venezuela. If the Bolivar devalues further or if the Company is able to access currency at different rates that are reasonable to the Company, it could result in additional foreign currency exchange losses, and such devaluations could adversely affect the Company’s future financial results. Despite the additional currency conversion mechanisms, the Company’s ability to pay dividends from Venezuela is still restricted due to the low volume of U.S. Dollars available for conversion.
The Company is also unable to predict how Venezuela’s Law on Fair Pricing will ultimately impact the Company’s Venezuelan operations, as the Law on Fair Pricing may require the Company to reduce prices in the future and/or limit its ability to increase prices in the future to offset inflation or other increases in costs.
Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company’s best estimate of operating results and foreign currency exchange rates. The Company’s quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company’s consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, including the reversal of certain valuation allowances, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss) in quarterly and year-to-date periods. The income tax expense (benefit) for such unusual and/or infrequent items is recorded in the quarterly period such items are incurred.

The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis in evaluating whether the Company has the ability to realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences, available tax planning strategies and taxable income in prior carryback years, if available. Considering these factors, a possibility exists that the Company may record or release a portion of a valuation allowance against some deferred tax assets each quarterly period, which could create volatility in the Company’s future effective tax rate.
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
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$2.0	$75.6	$4.1	$144.8
Income (loss) from discontinued operations before income taxes	$0.5	$0.4	$(0.6)	$1.1
Income tax expense (benefit)	0.6	(1.5)	0.2	(1.2)
(Loss) income from discontinued operations	(0.1)	1.9	(0.8)	2.3
Net gain (loss) from sales of discontinued operations, including impairments, net of tax (1)	1.6	(8.7)	3.1	(18.7)
Income (loss) from discontinued operations, net of tax	$1.5	$(6.8)	$2.3	$(16.4)
(1) Includes a pretax gain of $2.6 million (related tax expense of $1.0 million) and $4.8 million (related tax expense of $1.7 million) for the three and six months ended June 30, 2014, respectively, related to the transfer of the international operations of the Hardware business. Includes impairments of $10.3 million (related tax benefit of $1.6 million) and $22.7 million (related tax benefit of $4.0 million) relating to goodwill, intangibles and other long-lived assets and write-downs of working capital for the three and six months ended June 30, 2013, respectively, primarily related to the Teach business.

Footnote 3 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its shares from February 2014 through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. During the six months ended June 30, 2014, the Company repurchased 5.3 million shares pursuant to the SRP for $158.7 million, and such shares were immediately retired. Since the commencement of the SRP through June 30, 2014, the Company has repurchased and retired 18.3 million shares at an aggregate cost of $415.7 million. As of June 30, 2014, the Company had $141.3 million available under the SRP for future repurchases. In July 2014, the Company repurchased 3.0 million shares under the SRP at an aggregate cost of $94.6 million.
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

The following table displays the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)
Other comprehensive income (loss) before reclassifications	24.2	(3.9)	(2.4)	17.9
Amounts reclassified to earnings	—	7.5	(0.9)	6.6
Net current period other comprehensive income	24.2	3.6	(3.3)	24.5
Balance at June 30, 2014	$(137.3)	$(479.7)	$(3.7)	$(620.7)
(1) Includes foreign exchange gains of $1.2 million arising during the six months ended June 30, 2014 associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three and six months ended June 30, 2014 and 2013 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.6)	$(0.2)	$(3.2)	$(0.4)	(1)
Actuarial loss	6.9	8.5	13.9	16.9	(1)
Total before tax	5.3	8.3	10.7	16.5
Tax effect	(1.6)	(2.7)	(3.2)	(5.4)
Net of tax	$3.7	$5.6	$7.5	$11.1
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(0.5)	$(1.7)	$(2.4)	$(2.2)	Cost of products sold
Forward interest rate swaps	0.2	0.2	0.4	0.4	Interest expense, net
Total before tax	(0.3)	(1.5)	(2.0)	(1.8)
Tax effect	0.4	0.4	1.1	0.5
Net of tax	$0.1	$(1.1)	$(0.9)	$(1.3)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013. See Footnote 8 for further details.

Footnote 4 — Restructuring Costs
Project Renewal
In October 2011, the Company announced Project Renewal, a program designed to reduce the complexity of the organization and increase investment in growth platforms within the business. Project Renewal is designed to simplify and align the business around two key activities – Brand & Category Development and Market Execution & Delivery. In connection with the program, the Company eliminated its operating groups and consolidated its 13 global business units into five business segments. In addition, the Company is consolidating certain manufacturing facilities and distribution centers as part of the program, with the goal of increasing operational efficiency, reducing costs and improving gross margin. Cumulative pretax costs of Project Renewal are expected to be $340 to $375 million, of which $300 to $340 million are expected to be cash costs. Approximately 75% of the total cash costs are expected to be employee-related cash costs, including severance, retirement, and other termination benefits and costs. Project Renewal is expected to be complete by mid-2015.
The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,		Since Inception Through
	2014	2013	2014	2013	June 30, 2014
Facility and other exit costs, including impairments	$1.6	$2.3	$2.8	$2.3	$16.2
Employee severance, termination benefits and relocation costs	6.2	24.0	17.1	54.6	158.0
Exited contractual commitments and other	3.5	2.4	4.9	10.6	32.8
	$11.3	$28.7	$24.8	$67.5	$207.0

Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2014 (in millions):

	December 31, 2013			June 30, 2014
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$2.8	$(2.8)	$—
Employee severance, termination benefits and relocation costs	60.3	17.1	(42.1)	35.3
Exited contractual commitments and other	7.1	4.9	(5.4)	6.6
	$67.4	$24.8	$(50.3)	$41.9
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the six months ended June 30, 2014 aggregated by reportable business segment (in millions):

	December 31, 2013			June 30, 2014
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$25.8	$1.8	$(8.2)	$19.4
Home Solutions	0.7	1.0	(1.4)	0.3
Tools	0.3	1.6	(0.9)	1.0
Commercial Products	6.8	2.7	(3.8)	5.7
Baby & Parenting	1.4	0.2	(0.1)	1.5
Corporate	32.4	17.5	(35.9)	14.0
	$67.4	$24.8	$(50.3)	$41.9
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Segment	2014	2013	2014	2013
Writing	$0.9	$18.1	$1.8	$20.7
Home Solutions	0.6	(0.4)	1.0	2.0
Tools	0.7	1.3	1.6	2.7
Commercial Products	(0.4)	1.5	2.7	2.5
Baby & Parenting	(0.1)	(0.3)	0.2	—
Corporate(1)	9.8	11.8	16.2	38.5
	$11.5	$32.0	$23.5	$66.4

(1)
Includes adjustments of $0.2 million and $(1.3) million for the three and six months ended June 30, 2014, respectively, and $3.3 million and $(1.1) million for the three and six months ended June 30, 2013, respectively, relating to previous restructuring projects that had the impact of increasing (decreasing) restructuring costs.

Cash paid for all restructuring activities was $18.7 million and $49.5 million for the three and six months ended June 30, 2014, respectively, and $22.6 million and $39.5 million for the three and six months ended June 30, 2013, respectively.

Footnote 5 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	June 30, 2014	December 31, 2013
Materials and supplies	$135.0	$123.5
Work in process	119.4	107.0
Finished products	557.4	453.9
	$811.8	$684.4

Footnote 6 — Debt
The following is a summary of outstanding debt (in millions):

	June 30, 2014	December 31, 2013
Medium-term notes	$1,673.3	$1,659.8
Commercial paper	135.1	95.0
Receivables facility	250.0	75.0
Other debt	6.5	6.6
Total debt	2,064.9	1,836.4
Short-term debt	(389.4)	(174.0)
Current portion of long-term debt	(251.3)	(0.8)
Long-term debt	$1,424.2	$1,661.6
Interest Rate Swaps
As of June 30, 2014, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at June 30, 2014 and December 31, 2013 include mark-to-market adjustments of $1.2 million and $(12.4) million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of increasing (decreasing) the reported values of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.5 million and $3.4 million for the three months ended June 30, 2014 and 2013, respectively, and by $7.1 million and $6.9 million for the six months ended June 30, 2014 and 2013, respectively.
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivable Facility as of June 30, 2014. The financing subsidiary owned $792.6 million of outstanding accounts receivable as of June 30, 2014, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at June 30, 2014. The Company had $250.0 million of outstanding borrowings under the Receivables Facility as of June 30, 2014.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of June 30, 2014, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company was in compliance with the covenants under the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of June 30, 2014 and December 31, 2013, the Company had outstanding commercial paper obligations of $135.1 million and $95.0 million, respectively.
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
The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and six months ended June 30, 2014 and 2013.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	June 30, 2014	December 31, 2013	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swaps	Other assets	$22.8	$23.1	Other noncurrent liabilities	$21.6	$35.5
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other	0.7	2.9	Other accrued liabilities	3.8	1.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	—	—	Other accrued liabilities	0.2	0.2
Total assets		$23.5	$26.0	Total liabilities	$25.6	$36.9
The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of June 30, 2014 and December 31, 2013.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
Interest rate swaps	Interest expense, net	$8.2	$(30.4)	$13.5	$(37.0)
Fixed-rate debt	Interest expense, net	$(8.2)	$30.4	$(13.5)	$37.0
The Company did not realize any ineffectiveness related to fair value hedges during the three and six months ended June 30, 2014 and 2013.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2014	2013	2014	2013
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$0.5	$1.7	$2.4	$2.2
Foreign exchange contracts on intercompany borrowings	Interest expense, net	0.1	—	0.1	—
Forward interest rate swaps	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.4)
		$0.4	$1.5	$2.1	$1.8

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign exchange contracts on inventory-related purchases	$(5.1)	$3.1	$(2.4)	$4.3
Foreign exchange contracts on intercompany borrowings	0.1	(0.6)	0.1	1.8
	$(5.0)	$2.5	$(2.3)	$6.1

The Company did not realize any ineffectiveness related to cash flow hedges during the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company expects to reclassify expense of $3.7 million into earnings during the next 12 months.

Footnote 8 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended June 30, (in millions):

	U.S.		International
	2014	2013	2014	2013
Service cost-benefits earned during the period	$1.0	$0.7	$1.5	$1.9
Interest cost on projected benefit obligation	11.3	10.0	6.4	6.0
Expected return on plan assets	(14.4)	(14.7)	(6.7)	(5.8)
Amortization of prior service cost, actuarial loss and other	6.1	7.8	0.8	2.3
Net periodic pension cost	$4.0	$3.8	$2.0	$4.4
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the six months ended June 30, (in millions):

	U.S.		International
	2014	2013	2014	2013
Service cost-benefits earned during the period	$2.0	$1.4	$3.0	$3.8
Interest cost on projected benefit obligation	22.6	20.0	12.8	12.0
Expected return on plan assets	(28.8)	(29.4)	(13.4)	(11.6)
Amortization of prior service cost, actuarial loss and other	12.2	15.6	1.6	3.1
Net periodic pension cost	$8.0	$7.6	$4.0	$7.3

The following table presents the components of the Company’s other postretirement benefit costs for the three and six months ended June 30, (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost-benefits earned during the period	$0.3	$0.3	$0.6	$0.6
Interest cost on projected benefit obligation	1.2	1.4	2.4	2.8
Amortization of prior service benefit and actuarial loss, net	(1.6)	(0.4)	(3.2)	(0.8)
Net other postretirement benefit cost	$(0.1)	$1.3	$(0.2)	$2.6
The Company made cash contributions to the Company-sponsored profit sharing plan of $16.1 million and $17.6 million during the six months ended June 30, 2014 and 2013, respectively.

Footnote 9 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s effective tax rate for the six months ended June 30, 2014 included tax benefits related to the resolution of certain tax contingencies of $11.3 million and tax benefits of $15.1 million related to the $42.3 million pretax charges associated with the change in exchange rates used to remeasure the Company’s Venezuelan net assets, which includes a $38.7 million charge upon adoption of the SICAD I rate and $4.0 million charge associated with the first turn of Venezuelan inventory after the devaluation (see Footnote 1). The Company’s effective tax rate for the six months ended June 30, 2013 included tax benefits of $13.1 million, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies.

The Company’s effective tax rates for the six months ended June 30, 2014 and 2013 were also impacted by the geographical mix in earnings and other discrete items recorded in the periods.

Footnote 10 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$149.1	$116.6	$201.2	$180.4
Income (loss) from discontinued operations	1.5	(6.8)	2.3	(16.4)
Net income	$150.6	$109.8	$203.5	$164.0
Dividends and equivalents for share-based awards expected to be forfeited	—	—	—	—
Net income for basic and diluted earnings per share	$150.6	$109.8	$203.5	$164.0
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	275.4	288.3	277.1	287.8
Share-based payment awards classified as participating securities	2.0	2.6	2.0	2.6
Denominator for basic earnings per share	277.4	290.9	279.1	290.4
Dilutive securities (1)	2.3	3.4	2.6	3.3
Denominator for diluted earnings per share	279.7	294.3	281.7	293.7
Basic earnings per share:
Income from continuing operations	$0.54	$0.40	$0.72	$0.62
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.06)
Net income	$0.54	$0.38	$0.73	$0.56
Diluted earnings per share:
Income from continuing operations	$0.53	$0.40	$0.71	$0.61
Income (loss) from discontinued operations	$0.01	$(0.02)	$0.01	$(0.06)
Net income	$0.54	$0.37	$0.72	$0.56

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 0.8 million and 2.2 million stock options for the three months ended June 30, 2014 and 2013, respectively, and 0.5 million and 2.9 million stock options for the six months ended June 30, 2014 and 2013, respectively, because such securities were anti-dilutive. The weighted-average shares outstanding for the three and six months ended June 30, 2014 also exclude the weighted-average effect of 0.6 million performance stock units outstanding because the securities were anti-dilutive.

Footnote 11 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $7.5 million and $10.3 million of pretax stock-based compensation expense during the three months ended June 30, 2014 and 2013, respectively, and $14.5 million and $19.7 million during the six months ended June 30, 2014 and 2013, respectively.
The following table summarizes the changes in the number of shares of common stock underlying outstanding stock options for the six months ended June 30, 2014 (in millions, except per share values):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2013	5.9	$22	5.3	$53.3
Exercised	(1.9)	24
Forfeited / expired	(0.2)	27
Outstanding at June 30, 2014	3.8	$21	3.6	$36.1

The following table summarizes the changes in the number of outstanding restricted stock units for the six months ended June 30, 2014 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	4.2	$22
Granted	1.2	32
Vested	(1.0)	21
Forfeited	(0.4)	24
Outstanding at June 30, 2014	4.0	$25

During the six months ended June 30, 2014, the Company awarded 0.7 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of June 30, 2014, 2.0 million PSUs were outstanding, and based on performance through June 30, 2014, recipients of PSUs would be entitled to 1.8 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

As of December 31, 2013, the Company had 0.3 million outstanding performance-based restricted stock units that entitle the recipients to shares of common stock if specified market and service conditions are achieved and vest no earlier than one year from the date of grant and no later than seven years from the date of grant (“Stock Price Based RSUs”). During the six months ended June 30, 2014, 0.1 million of Stock Price Based RSUs vested. Based on performance through June 30, 2014, the market conditions have been achieved for substantially all of the remaining 0.2 million of outstanding Stock Price Based RSUs. Accordingly, the Stock Price Based RSUs will vest when the service conditions are achieved. The 0.2 million Stock Price Based RSUs are included in the preceding table as outstanding as of June 30, 2014.

Footnote 12 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of June 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$21.7	$9.1	$12.6	$—
Interest rate swaps	22.8	—	22.8	—
Foreign currency derivatives	0.7	—	0.7	—
Total	$45.2	$9.1	$36.1	$—
Liabilities
Interest rate swaps	$21.6	$—	$21.6	$—
Foreign currency derivatives	4.0	—	4.0	—
Total	$25.6	$—	$25.6	$—

Fair Value as of December 31, 2013
Assets
Investment securities, including mutual funds (1)	$21.3	$8.7	$12.6	$—
Interest rate swaps	23.1	—	23.1	—
Foreign currency derivatives	2.9	—	2.9	—
Total	$47.3	$8.7	$38.6	$—
Liabilities
Interest rate swaps	$35.5	$—	$35.5	$—
Foreign currency derivatives	1.4	—	1.4	—
Total	$36.9	$—	$36.9	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($10.9 million and $10.9 million as of June 30, 2014 and December 31, 2013, respectively) and other assets ($10.8 million and $10.3 million as of June 30, 2014 and December 31, 2013, respectively).

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
Nonrecurring Fair Value Measurements
The Company’s nonfinancial assets which are measured at fair value on a nonrecurring basis include property, plant and equipment, goodwill, intangible assets and certain other assets. During the six months ended June 30, 2014, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require. During the six months ended June 30, 2014, no nonrecurring fair value measurements were required for testing goodwill and other indefinite-lived intangible assets for impairment.

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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	June 30, 2014		December 31, 2013
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,778.3	$1,673.3	$1,753.0	$1,659.8

The carrying amounts of all other significant debt approximate fair value.

Footnote 13 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office, Endicia®	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; office technology solutions, including labeling and on-line postage solutions
Home Solutions	Rubbermaid®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Sales (1)
Writing	$502.6	$477.8	$863.9	$818.4
Home Solutions	388.9	399.1	710.1	738.0
Tools	222.3	198.0	410.1	386.6
Commercial Products	223.5	203.6	406.1	386.7
Baby & Parenting	183.7	196.2	363.0	385.8
	$1,521.0	$1,474.7	$2,753.2	$2,715.5
Operating Income (Loss) (2)
Writing	$129.6	$123.6	$206.7	$186.8
Home Solutions	48.3	53.7	74.6	87.8
Tools	29.9	18.3	51.3	37.0
Commercial Products	36.2	21.9	50.0	43.5
Baby & Parenting	12.2	23.8	17.6	47.7
Restructuring costs	(11.5)	(32.0)	(23.5)	(66.4)
Corporate	(31.3)	(23.9)	(58.1)	(53.2)
	$213.4	$185.4	$318.6	$283.2

	June 30, 2014	December 31, 2013
Identifiable Assets
Writing	$1,110.6	$931.2
Home Solutions	587.2	559.4
Tools	646.9	595.7
Commercial Products	359.2	343.3
Baby & Parenting	315.2	321.9
Corporate (3)	3,199.0	3,318.2
	$6,218.1	$6,069.7

Geographic Area Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2014	2013	2014	2013
Net Sales (1), (4)
United States	$1,054.5	$1,016.1	$1,885.7	$1,835.0
Canada	76.9	83.4	129.9	145.2
Total North America	1,131.4	1,099.5	2,015.6	1,980.2
Europe, Middle East and Africa	188.8	181.4	353.0	348.5
Latin America	102.8	84.2	194.8	177.4
Asia Pacific	98.0	109.6	189.8	209.4
Total International	389.6	375.2	737.6	735.3
	$1,521.0	$1,474.7	$2,753.2	$2,715.5
Operating Income (Loss) (2), (5)
United States	$157.7	$156.5	$223.6	$237.5
Canada	18.9	21.3	29.3	31.5
Total North America	176.6	177.8	252.9	269.0
Europe, Middle East and Africa	22.7	(8.6)	37.8	(23.4)
Latin America	9.2	0.8	20.0	8.1
Asia Pacific	4.9	15.4	7.9	29.5
Total International	36.8	7.6	65.7	14.2
	$213.4	$185.4	$318.6	$283.2

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 10.0% of consolidated net sales in the three months ended June 30, 2014 and 2013 and approximately 10.0% and 9.8% of consolidated net sales in the six months ended June 30, 2014 and 2013, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, benefit plan assets and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Restructuring Costs
United States	$4.9	$7.1	$12.8	$12.8
Canada	—	—	0.1	—
Total North America	4.9	7.1	12.9	12.8
Europe, Middle East and Africa	5.9	22.1	8.7	48.3
Latin America	0.2	1.1	0.3	3.6
Asia Pacific	0.5	1.7	1.6	1.7
Total International	6.6	24.9	10.6	53.6
	$11.5	$32.0	$23.5	$66.4

Footnote 14 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	June 30, 2014	December 31, 2013
Customer accruals	$276.7	$292.6
Accruals for manufacturing, marketing and freight expenses	85.2	89.8
Accrued self-insurance liabilities	56.3	58.5
Accrued pension, defined contribution and other postretirement benefits	33.8	46.5
Accrued contingencies, primarily legal, environmental and warranty	33.7	35.0
Accrued restructuring (See Footnote 4)	48.4	76.7
Other	96.9	104.4
Other accrued liabilities	$631.0	$703.5
Customer accruals are promotional allowances and rebates, including cooperative advertising, given to customers in exchange for their selling efforts and volume purchased as well as allowances for returns. The self-insurance accrual is primarily casualty liabilities such as workers’ compensation, general and product liability and auto liability and is estimated based upon historical loss experience combined with actuarial evaluation methods, review of significant individual files and the application of risk transfer programs.

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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company has product liability reserves of $32.9 million and $34.4 million as of June 30, 2014 and December 31, 2013, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
Recall of Harness Buckles on Select Car Seats

In February 2014, Graco, a subsidiary of the Company, announced a voluntary recall in the U.S. of harness buckles used on approximately 4 million toddler car seats manufactured between 2006 and 2013. As a result of the recall, substantially all affected car seats which were at retail locations or in customer warehouses have been reworked in the field or returned to the Company for rework. In July 2014, Graco announced that it had agreed to expand the recall to include certain infant car seats manufactured between July 2010 and May 2013. There have been no reported injuries associated with the recalled harness buckles used on these toddler or infant car seats.

The Company recorded an $11.4 million charge during the six months ended June 30, 2014 for the cost of the above recalls. The Company believes that any additional costs of executing the recall will not be significant. However, the amount recorded does not include any fines or penalties that may result from any governmental investigation into the circumstances related to the recalls.
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

The Company’s estimate of environmental response costs associated with these matters as of June 30, 2014 ranged between $19.6 million and $22.2 million. As of June 30, 2014, the Company had a reserve of $20.0 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.7 million by applying a 5% discount rate to undiscounted obligations of $24.0 million.
Two of the Company’s subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), were among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division - Essex County. In the third-party complaint, Maxus and Tierra allege that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP. In March 2013, the Company Parties and other third-party defendants executed a proposed Consent Judgment with DEP.  In addition, all of the direct defendants, with the exception of Occidental Chemical Corporation (“OCC”), have entered into a separate Settlement Agreement with New Jersey.  Both the proposed Consent Judgment and Settlement Agreement were approved and entered by the court in December 2013. The two settlements resulted in dismissal of all third-party defendants and all of the state’s claims against the direct defendants, with the exception of its claims against OCC and OCC’s cross-claims against the other direct defendants. The settlements further resulted in the state’s recovery of all of its past costs, as well as some funding for natural resources restoration and redevelopment, subject to certain reopeners. The settlements are final and no longer subject to appeal.
In addition, U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and the Company Parties, have taken over the performance of the remedial investigation and feasibility study (“RI/FS”) for the Lower Passaic River. The RI/FS work remains underway and is scheduled for completion at the end of 2014. Regardless, on April 11, 2014, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposes four alternatives for remediation of the lower 8 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives range from $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. The public comment period is set to end August 20, 2014, after which U.S. EPA will evaluate all the input and issue its final Record of Decision, which is expected in early 2015. U.S. EPA has indicated that it will seek to have the parties fund the cleanup, but at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties, or any other entities. The site is also subject to a Natural Resource Damage Assessment.
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

Footnote 16 — Subsequent Event

On July 21, 2014, the Company agreed to acquire all of the outstanding equity of Ignite Holdings, LLC (“Ignite”), a leading designer and marketer of on-the-go beverage containers. The purchase price is $308 million, subject to customary purchase price adjustments based on working capital, indebtedness and certain expenses of Ignite at closing. The acquisition is expected to be financed through a combination of operating cash flow and available borrowings and is expected to close during the quarter ending September 30, 2014, subject to customary conditions and regulatory approvals.

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

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first six months of 2014 were impacted by the following factors:

•
Core sales, which exclude the impact of changes in foreign currency, increased 2.8% in 2014 compared to the same period last year. Core sales growth of 28.7% and 2.3% in Latin America and North America, respectively, were partially offset by core sales declines of 2.8% and 4.4% in Europe and Asia Pacific, respectively. The growth in Latin America and North America was attributable to pricing and volume gains, particularly in the Win Bigger segments, primarily in Writing, as well as Tools and Commercial Products. The decline in Europe was due primarily to exiting select product lines and geographies, primarily in the Baby & Parenting and Fine Writing categories, while the decline in Asia Pacific was attributable to increased competition in the Baby & Parenting segment. Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2013, to the current and prior year local currency sales amounts, with the difference equal to changes in core sales, and the difference between the changes in reported sales and the changes in core sales being attributable to currency.

•
Core sales increased 8.5% in the Writing segment, with double digit core sales growth in Latin America driven by pricing, increased Back-To-School sales and the Ink Joy® advertising campaign. Core sales growth in North America also contributed to the Writing segment’s core sales growth, primarily as a result of increased Back-To-School sales in anticipation of planned third quarter advertising and merchandising support and the Ink Joy® and Sharpie® advertising campaigns. Core sales grew 7.8% in the Tools segment, with core sales growth across all regions. The double digit core sales growth for Tools in Latin America was driven by expanded product offerings in Brazil. Core sales increased 5.3% in the Commercial Products segment as a result of strong volume growth on Rubbermaid Commercial Products® in all regions and the return to growth of Rubbermaid® Healthcare in North America in the second quarter. Core sales decreased 3.0% in the Home Solutions segment as a result of softness in North America driven in large part by unusually inclement weather and declines in certain lower margin product lines. Baby & Parenting’s core sales decreased 5.6%, primarily due to the exit of certain product lines and geographic regions in Europe and competitive pressures in Asia Pacific.

•
Gross margin was 39.1%. Pricing, mix and productivity were offset by inflation, transactional currency impacts and costs associated with the recall of harness buckles on select Graco® car seats. Gross margin for the first six months of 2014 was adversely impacted by $8.6 million, or 30 basis points, due to the costs of the recall.

•
During the first six months of 2014, the Company increased investments in advertising by $21.2 million, representing an incremental 80 basis points as a percentage of net sales. The Company’s investments for brand-building and consumer demand creation and commercialization activities during the first six months of 2014 included the following:

•
a New Distributor Model in North America, focused primarily in Tools and Commercial products, building a structure that assigns relationship owners to key distributors, removing redundancies and simplifying the approach with distributors to sell a broader assortment of the Company’s products;

•	a new line of Sharpie® highlighters called Sharpie® Clear View which have a unique, see-through tip for more precise highlighting;
•continued investment in Ink Joy® advertising in the U.S., Latin America and Asia Pacific markets;

•	an advertising campaign for the re-launch of Mr. Sketch scented markers, a children’s classic first introduced in the U.S. in 1965;

•	an advertising campaign for Sharpie®, 50-Ways to Use Sharpie (“50-Ways”), in advance of Back-To-School in the U.S. and Canada;

•	Paper Mate® Mix and Match mechanical pencils, which allow users to create their own mechanical pencils with interchangeable tops and erasers;

•	wave 2 of Big Bang Brazil, launching nine additional product categories and more than 700 SKUs of Irwin tools, in addition to the 500 SKUs launched last year in Brazil;

•	Graco® 4EVERTM All-in-One car seats that transition from baby to booster as the child grows; and

•	advertising in the Baby & Parenting business to support new product launches in Japan, along with the Parker “Dreams Cannot be Rushed” campaign in Japan.
During the back half of 2014, the Company plans to continue increasing advertising in support of its brands to drive growth, including planned advertising campaigns for Calphalon® and Graco®, the first advertising for these brands in years.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $23.5 million of restructuring costs in the first six months of 2014.

•	Realized a $38.3 million foreign exchange loss in the first six months of 2014 for the Company’s Venezuelan operations, which includes a $38.7 million charge upon adoption of the SICAD I rate.

•
Reported a 20.1% effective tax rate in the first six months of 2014, compared to an effective tax rate of 23.7% for the first six months of 2013, primarily due to the income tax rate applicable to the $38.3 million of foreign exchange losses associated with Venezuela being higher than the Company’s overall effective tax rate. In addition, during 2014, the Company recognized discrete income tax benefits of $11.3 million related to the resolution of certain tax contingencies. During 2013, the Company recognized $13.1 million of tax benefits, included $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies.

•
Expanded and extended the Company’s share repurchase plan (the “SRP”), allowing for total repurchases of $300.0 million between February 2014 and the end of 2016. During the first six months of 2014, the Company repurchased and retired an additional 5.3 million shares of common stock for $158.7 million, leaving $141.3 million available under the SRP for future repurchases.

Acquisitions
On July 21, 2014, the Company agreed to acquire Ignite Holdings, LLC (“Ignite”), a leading designer and marketer of on-the-go beverage containers. The purchase price is $308.0 million, subject to adjustments, and the acquisition is expected to close during the quarter ending September 30, 2014. Ignite generated full year net sales of $101.6 million its most recently completed fiscal year. The acquisition will be accounted for using purchase accounting and, as a result, the sales and results of operations of Ignite after the closing date will be included in the Company’s consolidated financial statements.

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

The total costs of Project Renewal through 2015 are expected to be $340 million to $375 million, with $300 million to $340 million representing cash costs. Approximately 75% of the cash costs are expected to consist of employee-related costs, including severance, retirement and other termination benefits and costs. Project Renewal is expected to be fully implemented by mid-2015 and generate annualized savings of $270 million to $325 million. The majority of these savings are expected to be reinvested in the business to strengthen brand building and selling capabilities.

Through June 30, 2014, the Company incurred $207 million and $53 million of restructuring and restructuring-related charges, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Restructuring-related charges represent certain organizational change implementation costs, including consulting costs, and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. In the first six months of 2014, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Completed the restructuring of the Development organization as part of the Organizational Simplification workstream, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence, a design center in Kalamazoo, Michigan, and the consolidation of the marketing function into a global center of excellence.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects aimed at refocusing the region on profitable growth, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices, including completing the closure of a distribution center in EMEA during the first six months of 2014. As part of the EMEA Simplification workstream, the Company has exited certain markets and product lines, as follows:

•	Exited direct sales in over 50 of the 120 countries and territories that the EMEA region serves;

•	Discontinued the Baby & Parenting business in about 19 countries;

•	Discontinued several lines of Baby & Parenting products; and

•	Exited the custom-logo Fine Writing business.

The Company expects sales for the year ending December 31, 2014 to be adversely impacted by $25 million compared to the year ended December 31, 2013 due to these geographic and product line exits, and through June 30, 2014, these exits have adversely impacted 2014 sales by approximately $12 million.

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

The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the North American and European operations are live on SAP, and Latin America operations in Brazil, Colombia, Argentina and Chile have successfully gone live with their SAP implementation efforts. The Company anticipates additional countries in Latin America will go live later in 2014.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction rate while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of Foreign Trade (“CENCOEX”), including imports of essential goods, remains at 6.3 Bolivars per U.S. Dollar. As of June 30, 2014, the SICAD I auction rate was 10.6 Bolivars per U.S. Dollar, and the SICAD II rate was 50.0 Bolivars per U.S. Dollar. The Company continues to believe that transactions for imports of essential goods, such as certain raw materials and finished goods (primarily in the Writing segment), will be settled at the official exchange rate of 6.3 Bolivars per U.S. Dollar, and the Company has continued to receive authorizations to import product and to receive cash for vendor payments at this rate. The Company analyzed the multiple rates currently available and the Company’s estimates of the applicable rate at which future transactions could be settled, including the payment of dividends. Based on this analysis, the Company determined that the SICAD I rate is the most appropriate rate to use for remeasurement. As a result, the Company has recorded a net charge of $38.3 million through the first six months of 2014, based on the change in the applicable exchange rate applicable for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars, which includes a $38.7 million charge upon adoption of the SICAD I rate. In addition, the Company’s 2014 reported net sales and operating income are expected to be adversely impacted by an estimated $34 million and $24 million, respectively, due solely to the use of the SICAD I rate for 2014 rather than the CENCOEX rate, which includes the adverse impact on gross margins attributable to the first turn of inventory after the change to the SICAD I rate and the increased costs of importing raw materials and finished goods. The estimated impact does not include any changes in the SICAD I rate throughout the remainder of 2014 that could also impact the costs of importing raw materials and finished goods.
As of June 30, 2014, the Company’s Venezuelan subsidiary had approximately $59.2 million of net monetary assets denominated in Bolivars at the rate of 10.6 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $6 million and $4 million, respectively.
As part of the changes implemented in the first quarter of 2014, the Venezuelan government also issued a new Law on Fair Pricing, establishing a maximum profit margin of 30%. It is unclear how this law may ultimately affect the pricing structure of the Company’s Venezuelan operations and its ability to respond to the effects of inflation and additional currency devaluations.  The law may limit the Company’s ability to implement future price increases, could result in the reduction of prices with respect to certain products or product categories and result in fines for practices deemed to be in violation of the law. As a result, the impact of the Law on Fair Pricing is not included in the estimated ongoing impacts outlined above. Price controls generally may affect products the Company markets and sells in Venezuela. The Company has used various means, including price increases and productivity initiatives, to offset the effects of continuing high inflation and the impact of currency devaluations.

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Net sales	$1,521.0	100.0%	$1,474.7	100.0%	$2,753.2	100.0%	$2,715.5	100.0%
Cost of products sold	912.6	60.0	892.0	60.5	1,675.5	60.9	1,659.2	61.1
Gross margin	608.4	40.0	582.7	39.5	1,077.7	39.1	1,056.3	38.9
Selling, general and administrative expenses	383.5	25.2	365.3	24.8	735.6	26.7	706.7	26.0
Restructuring costs	11.5	0.8	32.0	2.2	23.5	0.9	66.4	2.4
Operating income	213.4	14.0	185.4	12.6	318.6	11.6	283.2	10.4
Nonoperating expenses:
Interest expense, net	15.0	1.0	15.0	1.0	29.4	1.1	29.6	1.1
Other (income) expense, net	(2.6)	(0.2)	4.2	0.3	37.4	1.4	17.2	0.6
Net nonoperating expenses	12.4	0.8	19.2	1.3	66.8	2.4	46.8	1.7
Income before income taxes	201.0	13.2	166.2	11.3	251.8	9.1	236.4	8.7
Income tax expense	51.9	3.4	49.6	3.4	50.6	1.8	56.0	2.1
Income from continuing operations	149.1	9.8	116.6	7.9	201.2	7.3	180.4	6.6
Income (loss) from discontinued operations	1.5	0.1	(6.8)	(0.5)	2.3	0.1	(16.4)	(0.6)
Net income	$150.6	9.9%	$109.8	7.4%	$203.5	7.4%	$164.0	6.0%
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Consolidated Operating Results:
Net sales for the three months ended June 30, 2014 were $1,521.0 million, representing an increase of $46.3 million, or 3.1%, from $1,474.7 million for the three months ended June 30, 2013. Core sales increased 4.6%, and foreign currency had the effect of decreasing net sales by 1.5%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 (in millions, except percentages):

Core sales	$67.7	4.6%
Foreign currency	(21.4)	(1.5)
Total change in net sales	$46.3	3.1%
Core sales in the Company’s North American and international businesses increased 3.4% and 8.0%, respectively. In North America, core sales growth was led by strong growth in Writing, primarily as a result of shipping a portion of the Back-To-School offering earlier in 2014 in anticipation of third quarter advertising campaigns, and Commercial Products, partially offset by declines in Home Solutions. International core sales growth was led by Latin America, which increased 48.6% as a result of pricing and strong Back-To-School sales in Writing and the Big Bang Brazil expanded product offering in Tools, partially offset by declines of 0.8% in Europe and 7.9% in Asia Pacific, primarily due to sales declines experienced by the Baby & Parenting segment as a result of product line and geographic exits in Europe and increased competition in Asia Pacific.
Gross margin, as a percentage of net sales, for the three months ended June 30, 2014 was 40.0%, or $608.4 million, compared to 39.5%, or $582.7 million, for the three months ended June 30, 2013. Favorable pricing, productivity and mix more than offset the effects of inflation and unfavorable transactional currency impacts.
SG&A expenses for the three months ended June 30, 2014 were 25.2% of net sales, or $383.5 million, versus 24.8% of net sales, or $365.3 million, for the three months ended June 30, 2013. SG&A expenses increased as a result of increased advertising, primarily relating to the Writing segment’s investment in InkJoy® and Sharpie® advertising in North and Latin America and Asia Pacific, and increased organizational change implementation and restructuring-related costs, which increased from $2.1 million for the three months ended June 30, 2013 to $10.3 million for the three months ended June 30, 2014, to support initiatives to improve selling and supply chain capabilities.
The Company recorded restructuring costs of $11.5 million and $32.0 million for the three months ended June 30, 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in the second quarter of 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the three months ended June 30, 2014 primarily related to Project Renewal and consisted of $1.6 million of facility and other exit costs, including impairments, $6.4 million of employee severance, termination benefits and employee relocation costs and $3.5 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended June 30, 2013 primarily related to Project Renewal and consisted of $2.3 million of facility and other exit costs, including impairments, $24.0 million of employee severance, termination benefits and employee relocation costs and $5.7 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended June 30, 2014 was $213.4 million, or 14.0% of net sales, versus $185.4 million, or 12.6% of net sales, for the three months ended June 30, 2013. The increase in operating margin was driven by gross margin expansion and the reduction in restructuring costs, partially offset by continued investment in brands and capabilities.
Net nonoperating expenses for the three months ended June 30, 2014 were $12.4 million versus $19.2 million for the three months ended June 30, 2013. Interest expense for the three months ended June 30, 2014 was $15.0 million, remaining flat compared to the three months ended June 30, 2013. The decrease in nonoperating expenses during the three months ended June 30, 2014 was driven by foreign currency benefits from the strengthening Yen and Australian and Canadian dollars against the U.S. Dollar during the 2014 quarter as compared to the three months ended June 30, 2013 when these currencies weakened during the quarter.
The Company recognized an effective income tax rate 25.8% for the three months ended June 30, 2014, which compared to an effective income tax rate of 29.8% for the three months ended June 30, 2013. In addition to the impact of the geographical mix of earnings, the tax rate for the three months ended June 30, 2014 was favorably impacted by $3.3 million of tax benefits related to the resolution of certain income tax contingencies as well as lower restructuring costs in Europe. The tax rate for the three months ended June 30, 2013 was impacted by the geographical mix in earnings.
Income (loss) from discontinued operations during the three months ended June 30, 2014 and 2013 relates to the Company’s Hardware and Teach businesses. During the three months ended June 30, 2014, the Company recorded income of $1.5 million, net of tax, associated with discontinued operations, compared to a loss, including impairments, of $6.8 million during the three months ended June 30, 2013. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the three months ended June 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$502.6	$477.8	5.2%
Home Solutions	388.9	399.1	(2.6)
Tools	222.3	198.0	12.3
Commercial Products	223.5	203.6	9.8
Baby & Parenting	183.7	196.2	(6.4)
Total net sales	$1,521.0	$1,474.7	3.1%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	8.9%	(1.8)%	12.9%	9.9%	(6.7)%
Foreign currency	(3.7)	(0.8)	(0.6)	(0.1)	0.3
Total change in net sales	5.2%	(2.6)%	12.3%	9.8%	(6.4)%

Operating income by segment was as follows for the three months ended June 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$129.6	$123.6	4.9%
Home Solutions	48.3	53.7	(10.1)
Tools	29.9	18.3	63.4
Commercial Products	36.2	21.9	65.3
Baby & Parenting	12.2	23.8	(48.7)
Restructuring costs	(11.5)	(32.0)	NM
Corporate (1)	(31.3)	(23.9)	(31.0)
Total operating income	$213.4	$185.4	15.1%
NM — Not Meaningful

(1)
Includes organizational change implementation and restructuring-related costs of $10.5 million and $2.1 million associated with Project Renewal for the three months ended June 30, 2014 and 2013, respectively.

Writing
Net sales for the three months ended June 30, 2014 were $502.6 million, an increase of $24.8 million, or 5.2%, from $477.8 million for the three months ended June 30, 2013. Core sales increased 8.9%. Latin America generated double-digit core sales growth driven by pricing and the continued success of Ink Joy®. North America generated mid-single-digit core sales growth due to shipping a portion of the Back-To-School offering earlier in anticipation of third quarter advertising campaigns and a strong Back-To-School season. As a result of shipping Back-To-School products earlier in 2014, the Company estimates $15.0 million of second quarter 2014 net sales for the Writing segment relates to a timing shift from the third quarter of 2014 to the second quarter of 2014. Europe and Asia Pacific had low single-digit core sales declines, with the Europe decline driven by product line exits. Foreign currency had an unfavorable impact of 3.7% on net sales for the Writing segment.
Operating income for the three months ended June 30, 2014 was $129.6 million, or 25.8% of net sales, an increase of $6.0 million, or 4.9%, from $123.6 million, or 25.9% of net sales, for the three months ended June 30, 2013. The 10 basis point decrease in operating margin is primarily attributable to increased advertising for Ink Joy® and Sharpie® and unfavorable foreign currency in Venezuela which adversely impacted gross margins by $4.0 million, partially offset by pricing, productivity and disciplined overhead management. The savings from overhead management partially offset the increased advertising costs, contributing to SG&A increasing 140 basis points as a percentage of sales.
Home Solutions
Net sales for the three months ended June 30, 2014 were $388.9 million, a decrease of $10.2 million, or 2.6%, from $399.1 million for the three months ended June 30, 2013. Core sales declined 1.8% primarily as a result of a decline in North America sales, as growth in Calphalon® due to distribution gains was more than offset by declines in Rubbermaid® Consumer due to declines in certain low margin products and soft point-of-sale results, and in Décor, which had increased sales of sizeable window treatments in the prior year. Foreign currency had an unfavorable impact of 0.8% on net sales for the Home Solutions segment.
Operating income for the three months ended June 30, 2014 was $48.3 million, or 12.4% of net sales, a decrease of $5.4 million, or 10.1%, from $53.7 million, or 13.5% of net sales, for the three months ended June 30, 2013. The 110 basis point decline in operating margin reflects the effects of input cost inflation and the deleveraging effect on operating margins of lower sales volumes, partially offset by productivity and overhead cost management. The management of overhead costs contributed to SG&A decreasing 100 basis points as a percentage of sales.
Tools
Net sales for the three months ended June 30, 2014 were $222.3 million, an increase of $24.3 million, or 12.3%, from $198.0 million for the three months ended June 30, 2013. Core sales increased 12.9% primarily due to strong volume growth on Irwin® in all geographic areas, especially in Latin America, and strong growth on Lenox® in North America. The core sales growth was also due to a comparison with the $5.0 million of customer pre-buys in the first three months of 2013 in advance of the April 2013 SAP go-live in Brazil, which had the effect of reducing the Tools segment’s sales for the three months ended June 30, 2013. Foreign currency had an unfavorable impact of 0.6% on net sales for the Tools segment.
Operating income for the three months ended June 30, 2014 was $29.9 million, or 13.5% of net sales, an increase of $11.6 million, or 63.4%, from $18.3 million, or 9.2% of net sales, for the three months ended June 30, 2013. The 430 basis point increase in operating margin is attributable to greater operating leverage from the strong sales growth, gross margin expansion behind pricing and improved mix as well as reduced launch brand support in Brazil versus last year. The operating leverage and reduced launch support in Brazil contributed to SG&A decreasing 320 basis points as a percentage of sales.
Commercial Products
Net sales for the three months ended June 30, 2014 were $223.5 million, an increase of $19.9 million, or 9.8%, from $203.6 million for the three months ended June 30, 2013. Core sales increased 9.9% as a result of favorable pricing, strong volume growth in North America and Latin America on Rubbermaid Commercial Products® and the return to growth of Rubbermaid® Healthcare in North America. Foreign currency had an unfavorable impact of 0.1% on net sales for the Commercial Products segment.
Operating income for the three months ended June 30, 2014 was $36.2 million, or 16.2% of net sales, an increase of $14.3 million, or 65.3%, from $21.9 million, or 10.8% of net sales, for the three months ended June 30, 2013. The 540 basis point increase in operating margin reflects improved leverage from higher sales and improved gross margin attributable to the benefits of pricing and strong productivity, partially offset by input cost inflation. The improved operating leverage contributed to SG&A declining 330 basis points as a percentage of sales.
Baby & Parenting
Net sales for the three months ended June 30, 2014 were $183.7 million, a decrease of $12.5 million, or 6.4%, from $196.2 million for the three months ended June 30, 2013. Core sales decreased 6.7% as product line exits in Europe and competitive pressures in Japan more than offset growth in North America. Foreign currency had a favorable impact of 0.3% on net sales for the Baby & Parenting segment.
Operating income for the three months ended June 30, 2014 was $12.2 million, or 6.6% of net sales, a decrease of $11.6 million, or 48.7%, from $23.8 million, or 12.1% of net sales, for the three months ended June 30, 2013. The 550 basis point decrease in operating margin was largely due to geographic mix, inflation and the deleveraging impact of lower sales. The deleveraging impact of lower sales contributed to SG&A increasing 400 basis points as a percentage of sales.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Consolidated Operating Results:
Net sales for the six months ended June 30, 2014 were $2,753.2 million, representing an increase of $37.7 million, or 1.4%, from $2,715.5 million for the six months ended June 30, 2013. Core sales increased 2.8%, and foreign currency had the effect of decreasing net sales by 1.4%. The following table sets forth an analysis of changes in consolidated net sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 (in millions, except percentages):

Core sales	$75.9	2.8%
Foreign currency	(38.2)	(1.4)
Total change in net sales	$37.7	1.4%
Core sales in the Company’s North American and international businesses increased 2.3% and 4.2%, respectively. In North America, core sales growth of 2.3% was led by strong performance in Writing as a result of strong Back-To-School sales, including shipping a portion of the Back-To-School offering earlier than in 2013 in anticipation of third quarter advertising campaigns, as well as growth in Tools and Commercial Products. The core sales growth in the Win Bigger businesses in North America was partially offset by declines in Baby & Parenting due to the the recall of harness buckles on select Graco car seats in the U.S. and declines in Home Solutions. International core sales growth was primarily attributable to Latin America, which generated a 28.7% increase in core sales as a result of pricing and strong Back-To-School sales in Writing and volume growth in Tools and Commercial Products. These increases were partially offset by declines of 2.8% in Europe and 4.4% in Asia Pacific, primarily due to sales declines in Baby & Parenting in Europe as a result of product line and geographic exits and in Asia Pacific due to increased competition.
Gross margin, as a percentage of net sales, for the six months ended June 30, 2014 was 39.1%, or $1,077.7 million. Favorable pricing, productivity and mix offset the effects of inflation, unfavorable transactional currency and costs associated with the harness buckle recall. Gross margin for the first six months of 2014 was adversely impacted by $8.6 million, or 30 basis points, due to the costs of the recall of harness buckles on select Graco® car seats.
SG&A expenses for the six months ended June 30, 2014 were 26.7% of net sales, or $735.6 million, versus 26.0% of net sales, or $706.7 million, for the six months ended June 30, 2013. SG&A expenses increased 80 basis points as a percentage of sales as a result of increased advertising costs, primarily in the Writing segment in support of the Ink Joy® and Sharpie® brands. Organizational change implementation and restructuring-related costs increased 30 basis points as a percentage of sales to support initiatives to improve selling and supply chain capabilities. These increases were offset by savings resulting from Project Renewal.
The Company recorded restructuring costs of $23.5 million and $66.4 million for the six months ended June 30, 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in the first half of 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the six months ended June 30, 2014 primarily related to Project Renewal and consisted of $2.8 million of facility and other exit costs, including impairments, $15.8 million of employee severance, termination benefits and employee relocation costs and $4.9 million of exited contractual commitments and other restructuring costs. The restructuring costs for the six months ended June 30, 2013 primarily related to Project Renewal and consisted of $2.3 million of facility and other exit costs, including impairments, $50.2 million of employee severance, termination benefits and employee relocation costs and $13.9 million of exited contractual commitments and other restructuring costs. See Footnote 4 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the six months ended June 30, 2014 was $318.6 million, or 11.6% of net sales, versus $283.2 million, or 10.4% of net sales, for the six months ended June 30, 2013. The increase in operating margin was driven by the reduction in restructuring costs, partially offset by continued investment in brands and capabilities and costs associated with the harness buckle recall.
Net nonoperating expenses for the six months ended June 30, 2014 were $66.8 million versus $46.8 million for the six months ended June 30, 2013. Interest expense for the six months ended June 30, 2014 was $29.4 million compared to $29.6 million for the six months ended June 30, 2013. The increase in nonoperating expenses during the six months ended June 30, 2014 was driven by the foreign currency exchange loss of $38.3 million for the Company’s Venezuelan operations, which includes a $38.7 million charge upon adoption of the SICAD I rate. The Company recorded a foreign currency exchange loss of $11.1 million during the six months ended June 30, 2013 due to the devaluation of the Venezuelan Bolivar.
The Company recognized an effective income tax rate of 20.1% for the six months ended June 30, 2014, which compared to an effective income tax rate of 23.7% for the six months ended June 30, 2013. In addition to the impact of the geographical mix of earnings, the tax rate for the six months ended June 30, 2014 was impacted by $11.3 million of tax benefits related to the resolution of certain income tax contingencies, the income tax rate applicable to the $38.3 million foreign exchange loss associated with Venezuela being higher than the Company’s overall effective tax rate and lower restructuring costs in Europe. The tax rate for the six months ended June 30, 2013 was impacted by the geographical mix in earnings as well as $13.1 million net tax benefits that are discrete to the six months ended June 30, 2013, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies.
Income (loss) from discontinued operations during the six months ended June 30, 2014 and 2013 relates to the Company’s Hardware and Teach businesses. During the six months ended June 30, 2014, the Company recorded income of $2.3 million, net of tax, associated with discontinued operations, compared to a loss, including impairments, of $16.4 million during the six months ended June 30, 2013. See Footnote 2 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the six months ended June 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$863.9	$818.4	5.6%
Home Solutions	710.1	738.0	(3.8)%
Tools	410.1	386.6	6.1%
Commercial Products	406.1	386.7	5.0%
Baby & Parenting	363.0	385.8	(5.9)%
Total net sales	$2,753.2	$2,715.5	1.4%

The following table sets forth an analysis of changes in net sales in each segment for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	8.5%	(3.0)%	7.8%	5.3%	(5.6)%
Foreign currency	(2.9)	(0.8)	(1.7)	(0.3)	(0.3)
Total change in net sales	5.6%	(3.8)%	6.1%	5.0%	(5.9)%

Operating income by segment was as follows for the six months ended June 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$206.7	$186.8	10.7%
Home Solutions	74.6	87.8	(15.0)%
Tools	51.3	37.0	38.6%
Commercial Products	50.0	43.5	14.9%
Baby & Parenting(1)	17.6	47.7	(63.1)%
Restructuring costs	(23.5)	(66.4)	NM
Corporate(2)	(58.1)	(53.2)	(9.2)%
Total operating income	$318.6	$283.2	12.5%
NM — Not Meaningful

(1)	Results for the six months ended June 30, 2014 include $11.4 million of charges related to the harness buckle recall in the U.S.

(2)
Includes organizational change implementation and restructuring-related costs of $18.2 million and $8.7 million associated with Project Renewal for the six months ended June 30, 2014 and 2013, respectively.

Writing
Net sales for the six months ended June 30, 2014 were $863.9 million, an increase of $45.5 million, or 5.6%, from $818.4 million for the six months ended June 30, 2013. Core sales increased 8.5%. Latin America generated double-digit core sales growth as a result of strong pricing, the success of Ink Joy®, and strong Back-To-School sales. North America generated high-single-digit core sales growth due to strong Back-To-School sales and increased volumes in anticipation of third quarter advertising campaigns combined with shipping a portion of the Back-To-School offering earlier in 2014. Europe had a low single-digit core sales decline as a result of planned product line exits in Fine Writing, while Asia Pacific had modest low single-digit core sales growth. Foreign currency had an unfavorable impact of 2.9% on net sales for the Writing segment.
Operating income for the six months ended June 30, 2014 was $206.7 million, or 23.9% of net sales, an increase of $19.9 million, or 10.7%, from $186.8 million, or 22.8% of net sales, for the six months ended June 30, 2013. The 110 basis point increase in operating margin is primarily attributable to pricing, mix, strong productivity and disciplined overhead management, partially offset by the increase in brand support for InkJoy® and Sharpie®. The savings from overhead management partially offset the increased advertising, contributing to SG&A increasing 60 basis points as a percentage of sales.
Home Solutions
Net sales for the six months ended June 30, 2014 were $710.1 million, a decrease of $27.9 million, or 3.8%, from $738.0 million for the six months ended June 30, 2013. Core sales declined 3.0% primarily as a result of a decline in North America sales, as growth in Calphalon® due to distribution gains was more than offset by declines in Rubbermaid® Consumer due to declines in certain low margin products and soft point-of-sale results, partially attributable to the inclement weather conditions in early 2014. Foreign currency had an unfavorable impact of 0.8% on net sales for the Home Solutions segment.
Operating income for the six months ended June 30, 2014 was $74.6 million, or 10.5% of net sales, a decrease of $13.2 million or 15.0%, from $87.8 million, or 11.9% of net sales, for the six months ended June 30, 2013. The 140 basis point decline in operating margin reflects the effects of input cost inflation and the deleveraging effect on operating margins of lower sales volumes, partially offset by pricing, productivity and overhead cost management. The more efficient management of overhead costs offset the deleveraging effect, resulting in SG&A remaining flat as a percentage of sales.

Tools
Net sales for the six months ended June 30, 2014 were $410.1 million, an increase of $23.5 million, or 6.1%, from $386.6 million for the six months ended June 30, 2013. Core sales increased 7.8% primarily due to strong volume growth on Irwin® in all geographical areas, especially in Latin America as a result of the Big Bang Brazil expanded product offering and strong growth on Lenox® in North America. Foreign currency had an unfavorable impact of 1.7% on net sales for the Tools segment.
Operating income for the six months ended June 30, 2014 was $51.3 million, or 12.5% of net sales, an increase of $14.3 million, or 38.6%, from $37.0 million, or 9.6% of net sales, for the six months ended June 30, 2013. The 290 basis point increase in operating margin is attributable to greater operating leverage from the strong sales growth, pricing, mix, Project Renewal savings, as well as reduced launch brand support in Brazil versus last year. The operating leverage, Project Renewal savings and reduced launch support in Brazil contributed to SG&A decreasing 180 basis points as a percentage of sales.
Commercial Products
Net sales for the six months ended June 30, 2014 were $406.1 million, an increase of $19.4 million, or 5.0%, from $386.7 million for the six months ended June 30, 2013. Core sales increased 5.3% as a result of favorable pricing and volume growth in all regions on Rubbermaid Commercial Products®. Foreign currency had an unfavorable impact of 0.3% on net sales for the Commercial Products segment.
Operating income for the six months ended June 30, 2014 was $50.0 million, or 12.3% of net sales, an increase of $6.5 million, or 14.9%, from $43.5 million, or 11.2% of net sales, for the six months ended June 30, 2013. The 110 basis point increase in operating margin reflects the benefits of improved operating leverage, pricing and strong productivity, partially offset by input cost inflation. The improved operating leverage contributed to SG&A declining 60 basis points as a percentage of sales.
Baby & Parenting
Net sales for the six months ended June 30, 2014 were $363.0 million, a decrease of $22.8 million, or 5.9%, from $385.8 million for the six months ended June 30, 2013. Core sales decreased 5.6% as a result of product line exits in Europe, competitive pressures in Japan and the negative impact of the recall of harness buckles on select Graco® car seats in the U.S. Foreign currency had an unfavorable impact of 0.3% on net sales for the Baby & Parenting segment.
Operating income for the six months ended June 30, 2014 was $17.6 million, or 4.8% of net sales, a decrease of $30.1 million, or 63.1%, from $47.7 million, or 12.4% of net sales, for the six months ended June 30, 2013. The 760 basis point decrease in operating margin was largely due to the $11.4 million of costs associated with the recall of harness buckles, geographic mix and the deleveraging impact of lower sales. The deleveraging impact of lower sales and SG&A costs associated with administering and supporting the recall contributed to SG&A increasing 380 basis points as a percentage of sales.

Liquidity and Capital Resources
Cash and cash equivalents decreased as follows for the six months ended June 30, (in millions):

	2014	2013
Cash provided by (used in) operating activities	$4.1	$(59.8)
Cash used in investing activities	(63.9)	(57.3)
Cash provided by financing activities	3.3	90.5
Currency effect on cash and cash equivalents	(27.1)	(3.1)
Decrease in cash and cash equivalents	$(83.6)	$(29.7)
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the effects of changes in foreign currency and the effects of acquisitions and divestitures. Accordingly, the amounts in the cash flow statement differ from changes in the operating assets and liabilities that are presented in the balance sheet.
Sources
Historically, the Company’s primary sources of liquidity and capital resources have included cash provided by operations, proceeds from divestitures, issuance of debt and use of available borrowing facilities.

Cash provided by operating activities for the six months ended June 30, 2014 was $4.1 million compared to cash used in operating activities of $59.8 million for the six months ended June 30, 2013. The year-over-year improvement in cash generation from operating activities was largely due to the impact of the following items:

•
a $78.5 million year-over-year decrease in cash used to build inventories during the first six months of 2014 compared to the first six months of 2013 due to a four day improvement in inventory days from June 30, 2013 to June 30, 2014, partially attributable to the higher inventory pre-builds in 2013 to support back-half promotions;

•	a $100.0 million contribution to the Company’s primary U.S. pension plan made in 2013;

•	a $9.9 million reduction in cash paid for income taxes;

partially offset by

•	a $101.8 million year-over-year decrease in cash provided by changes in accounts payable due to lower inventory levels and a four day decrease in days payable outstanding;

•	a $10.0 million increase in cash paid for restructuring activities; and

•	a $20.3 million increase in customer program payments.

During the six months ended June 30, 2014, the Company received net proceeds of $215.4 million from short-term borrowing arrangements, which include commercial paper and the receivables financing facility, compared to net proceeds of $202.1 million from short-term borrowing arrangements during the six months ended June 30, 2013.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $67.0 million and $57.0 million for the six months ended June 30, 2014 and 2013, respectively. Capital expenditures associated with the implementation of SAP were $9.3 million and $11.8 million for the six months ended June 30, 2014 and 2013, respectively.
Aggregate dividends paid were $89.8 million and $88.1 million for the six months ended June 30, 2014 and 2013, respectively.
In February 2014, the Company announced an extension and expansion of the Company’s ongoing share repurchase program (the “SRP”). As extended and expanded, the Company may repurchase up to $300.0 million of its shares from February 2014 through the end of 2016. During the six months ended June 30, 2014, the Company repurchased and retired 5.3 million shares pursuant to the SRP for $158.7 million, compared to 2.9 million shares repurchased and retired for $72.4 million during the six months ended June 30, 2013.
Cash paid for restructuring activities was $49.5 million and $39.5 million for the six months ended June 30, 2014 and 2013, respectively, and is included in the net cash provided by (used in) operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	June 30, 2014	December 31, 2013	June 30, 2013
Accounts receivable	74	68	72
Inventory	81	67	85
Accounts payable	(59)	(55)	(63)
Cash conversion cycle	96	80	94
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers.

Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at June 30, 2014 were $142.7 million, and the Company had $764.9 million of total available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility and the $350.0 million receivables financing facility.

•
Working capital at June 30, 2014 was $472.2 million compared to $681.1 million at December 31, 2013, and the current ratio at June 30, 2014 was 1.24:1 compared to 1.42:1 at December 31, 2013. The decline in working capital and current ratio is attributable to the classification of the $250.0 medium-term notes due June 2015 as a current liability at June 30, 2014, whereas the amount was classified as long-term debt at December 31, 2013.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.48:1 at June 30, 2014 and 0.44:1 at December 31, 2013, as the Company increased its short-term borrowings during the first half of 2014 due to seasonal inventory builds, customer payment terms and annual cash payments for the paydown of customer accruals and annual incentive compensation.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Cash and cash equivalents at June 30, 2014 includes $51.1 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a five-year credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of June 30, 2014, there were no borrowings or standby letters of credit issued or outstanding under the Facility, and the Company had commercial paper obligations outstanding of $135.1 million, resulting in $664.9 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
The Company’s receivables financing facility provides for available borrowings of up to $350.0 million and expires in September 2015. As of June 30, 2014, the Company had $250.0 million of outstanding borrowings under the receivables financing facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the six months ended June 30, (in millions):

	2014		2013
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$203.2	$101.3	$249.6	$155.4
Receivables financing facility	250.0	174.4	200.0	200.0
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of June 30, 2014, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility and receivables financing facility, and utilize the $764.9 million for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables financing facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.1 billion as of June 30, 2014 and $1.8 billion as of December 31, 2013, an increase of $228.5 million due to increased borrowings under the Company’s short-term borrowing arrangements, including its receivables financing facility and commercial paper, for working capital investments and payments of customer program and annual incentive compensation liabilities.
As of June 30, 2014, the current portion of long-term debt and short-term debt totaled $640.7 million, including $135.1 million of commercial paper obligations, $250.0 million of borrowings under the receivables financing facility and $250.0 million of medium-term notes due June 2015.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Average outstanding debt	$2,040.8	$2,080.4	$1,952.2	$2,039.8
Average interest rate (1)	2.9%	2.9%	3.0%	2.9%

(1)	The average interest rate includes the impacts of outstanding fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 55.2% and 50.4% of total debt as of June 30, 2014 and December 31, 2013, respectively. The increase in floating-rate debt is primarily due to an increase of $215.4 million in short-term, floating-rate debt at June 30, 2014 compared to December 31, 2013. See Footnote 6 of the Notes to Condensed Consolidated Financial Statements for further information.

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
Dividends
The Company’s Board of Directors has approved a 13% increase in the quarterly dividend from $0.15 per share to $0.17 per share, effective with the quarterly dividend paid in June 2014. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives and restructuring activities, and at the Company’s discretion, to repay outstanding debt. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.

Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. During the six months ended June 30, 2014, the Company repurchased 5.3 million shares pursuant to the SRP for $158.7 million, and such shares were immediately retired. Since the inception of the SRP through June 30, 2014, the Company has repurchased and retired a total of 18.3 million shares for $415.7 million and had $141.3 million available under the SRP for future repurchases as of June 30, 2014. The Company has repurchased an additional 3.0 million shares under the SRP at an aggregate cost of $94.6 million during July 2014. The repurchase of additional shares is at the Company’s discretion and will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2016, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
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
Outlook
For the year ending December 31, 2014, the Company expects to generate cash flows from operations of $600 to $650 million after restructuring and restructuring-related cash payments of $100 to $120 million. The Company plans to fund capital expenditures of approximately $150 to $175 million, which includes expenditures associated with the implementation of SAP in Latin America. The purchase price of Ignite of $308 million, which is subject to customary purchase price adjustments, is expected to be financed through a combination of operating cash flow and available borrowings and is expected to close during the third quarter of 2014.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables financing facility will be adequate to support the cash needs of existing businesses, including cash needed to fund the purchase price for the acquisition of Ignite. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to pay for the acquisition of Ignite and to repay debt maturities as they come due, including short-term debt of $389.4 million, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables financing facility, and current portion of long-term debt of $251.3 million, which includes $250.0 million of medium-term notes due June 2015.

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
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended June 30, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	3.4%	(0.8)%	48.6%	(7.9)%	8.0%	4.6%
Foreign currency	(0.5)	4.9	(26.5)	(2.7)	(4.2)	(1.5)
Total change in net sales	2.9%	4.1%	22.1%	(10.6)%	3.8%	3.1%

	Six Months Ended June 30, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	2.3%	(2.8)%	28.7%	(4.4)%	4.2%	2.8%
Foreign currency	(0.5)	4.1	(18.9)	(5.0)	(3.9)	(1.4)
Total change in net sales	1.8%	1.3%	9.8%	(9.4)%	0.3%	1.4%
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

Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring, restructuring-related and organizational change implementation costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,” “would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; product liability, product recalls or regulatory actions (including any fines or penalties resulting from governmental investigations into the circumstances related thereto); the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations; with respect to the Ignite Holdings, LLC transaction, whether and when the required regulatory approvals will be obtained, whether and when the transaction closes, as well as the Company’s ability to realize the expected financial results of the transaction; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2013 Form 10-K.

Item 4. Controls and Procedures
As of June 30, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding nonmonetary assets) of operations in Venezuela into U.S. Dollars are recorded in earnings. During the six months ended June 30, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to the Complementary System of Foreign Currency Administration ("SICAD I") auction rate. The SICAD I auction rate was 10.6 Bolivar Fuertes (“Bolivars”) to the U.S. Dollar on June 30, 2014. Prior to 2014, the Company had used the official exchange rate of 6.3 Bolivars per U.S. dollar. The Company adopted the SICAD I rate for its Venezuela operations effective March 31, 2014 at which time the SICAD I auction rate was 10.7. As a result of the Company using the SICAD I auction rate for remeasuring its monetary assets denominated in Bolivars, the Company has recorded foreign exchange losses of $38.3 million during the six months ended June 30, 2014, which includes a $38.7 million charge upon adoption of the SICAD I rate. The Company is unable to predict with certainty whether future devaluations will occur. The current state of the Venezuelan economy could lead to further devaluation of its currency, volatility of exchange rates and disruption of the economy. In the first quarter of 2014, the Venezuelan government also issued a Law on Fair Pricing which establishes a maximum profit margin of 30%. It is unclear how this law may ultimately affect the pricing structure of the Company’s Venezuelan operations and its ability to respond to the effects of inflation and additional currency devaluations.  The law may limit the Company’s ability to implement future price increases, could result in the reduction of prices with respect to certain products or product categories and result in fines for practices deemed to be in violation of the law. The future results of the Company’s Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, implementation and enforcement of profit margin or price controls or changes in import controls, economic conditions in Venezuela such as inflation and consumer spending, labor relations, political and social unrest, and the availability of raw materials, utilities and energy. The Company’s Venezuelan operations contribute a significant portion of the sales and operating income of the Company’s Latin America region. As a result, any disruption of the Company’s Venezuelan operations or of the Company’s ability to pay suppliers or repatriate funds from Venezuela, or restrictions or limitations imposed on its pricing structure, could have a material adverse impact on the future performance of the Company’s Latin America region and could adversely affect the Company’s results of operations, financial condition and liquidity.
See Footnote 1 of the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in February 2014, the Company initiated a voluntary recall on harness buckles used on certain Graco-branded convertible and harnessed booster toddler car seats. In July 2014, the Company announced that it would expand the recall to include harness buckles used on certain infant car seats manufactured between July 2010 and May 2013. The Company’s results for the six months ended June 30, 2014 included an $11.4 million charge reflecting the cost of the recall of the harness buckles used on certain toddler and infant car seats. The amount of the charge does not include any fines or penalties that may result from governmental investigations into the circumstances related to the recall. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention, may exceed the amount of insurance coverage or could be excluded under the terms of the policy.
The following risk factor has been removed from the risk factors set forth in the Company’s 2013 Form 10-K:
Actions by the Company’s counterparty to the accelerated share repurchase plan may affect the market for the Company’s common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended June 30, 2014:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April	312,240	(2)	$29.62	312,000	$246,372,827
May	2,203,611	(2)	29.26	2,176,000	182,711,673
June	1,414,288	(2)	29.54	1,400,000	141,354,473
Total	3,930,139		$29.39	3,888,000
 __________________

(1)
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares from February 2014 through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. The average per share purchase price for shares purchased under the SRP in April, May and June 2014 were $29.62, $29.26 and $29.54, respectively.

(2)
All shares purchased by the Company during the quarter ended June 30, 2014 other than those purchased under the SRP were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In April, May and June 2014, in addition to the shares purchased under the SRP, the Company purchased 240 shares (average price: $28.90), 27,611 shares (average price: $29.42) and 14,288 shares (average price: $29.26), respectively, in connection with the vesting of employees’ stock-based awards.

Item 6. Exhibits

10.1	Non-Employee Director Restricted Stock Unit Award Agreement for use for awards beginning May 2014.
10.2	Newell Rubbermaid Inc. Severance Plan -- Summary Plan Description for Executives in Bands 10 and above, effective July 1, 2014.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Safe Harbor Statement.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWELL RUBBERMAID INC.
Registrant

Date:	August 8, 2014	/s/ Douglas L. Martin
Douglas L. Martin
Executive Vice President and Chief Financial Officer

Date:	August 8, 2014	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer