Form 10-Q
period 2014-09-30
NEWELL RUBBERMAID INC
filed 2014-11-07
CIK 814453

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares of common stock outstanding (net of treasury shares) as of September 30, 2014: 271.1 million.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$1,484.5	$1,466.1	$4,201.0	$4,141.7
Cost of products sold	907.8	913.6	2,571.7	2,558.5
GROSS MARGIN	576.7	552.5	1,629.3	1,583.2
Selling, general and administrative expenses	383.8	342.7	1,094.9	1,027.8
Restructuring costs	19.7	31.3	43.2	97.7
OPERATING INCOME	173.2	178.5	491.2	457.7
Nonoperating expenses:
Interest expense, net	14.3	15.7	43.7	45.3
Other expense, net	7.7	0.7	45.1	17.9
Net nonoperating expenses	22.0	16.4	88.8	63.2
INCOME BEFORE INCOME TAXES	151.2	162.1	402.4	394.5
Income tax expense	28.3	39.9	78.7	94.5
INCOME FROM CONTINUING OPERATIONS	122.9	122.2	323.7	300.0
(Loss) income from discontinued operations, net of tax	(0.6)	71.1	2.1	57.3
NET INCOME	$122.3	$193.3	$325.8	$357.3
Weighted average shares outstanding:
Basic	273.5	290.1	277.2	290.3
Diluted	276.4	292.9	279.9	293.4
Earnings per share:
Basic:
Income from continuing operations	$0.45	$0.42	$1.17	$1.03
(Loss) income from discontinued operations	$—	$0.25	$0.01	$0.20
Net income	$0.45	$0.67	$1.18	$1.23
Diluted:
Income from continuing operations	$0.44	$0.42	$1.16	$1.02
(Loss) income from discontinued operations	$—	$0.24	$0.01	$0.20
Net income	$0.44	$0.66	$1.16	$1.22
Dividends per share	$0.17	$0.15	$0.49	$0.45
See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET INCOME	$122.3	$193.3	$325.8	$357.3

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(84.2)	43.8	(60.0)	(5.2)
Change in unrecognized pension and other postretirement costs	9.5	(1.4)	13.1	16.3
Derivative hedging gain (loss)	6.3	(1.3)	3.0	0.4
Total other comprehensive (loss) income, net of tax	(68.4)	41.1	(43.9)	11.5

COMPREHENSIVE INCOME (1)	$53.9	$234.4	$281.9	$368.8

(1) Comprehensive income attributable to noncontrolling interests was not material.

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except par values)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132.6	$226.3
Accounts receivable, net	1,158.3	1,105.1
Inventories, net	789.4	684.4
Deferred income taxes	144.8	134.4
Prepaid expenses and other	152.3	135.4
TOTAL CURRENT ASSETS	2,377.4	2,285.6
PROPERTY, PLANT AND EQUIPMENT, NET	525.3	539.6
GOODWILL	2,439.5	2,361.1
OTHER INTANGIBLE ASSETS, NET	733.6	614.5
OTHER ASSETS	273.4	268.9
TOTAL ASSETS	$6,349.2	$6,069.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$579.1	$558.9
Accrued compensation	136.9	167.3
Other accrued liabilities	704.6	703.5
Short-term debt	517.0	174.0
Current portion of long-term debt	251.1	0.8
TOTAL CURRENT LIABILITIES	2,188.7	1,604.5
LONG-TERM DEBT	1,418.7	1,661.6
OTHER NONCURRENT LIABILITIES	712.8	728.6
STOCKHOLDERS’ EQUITY:
Preferred stock, authorized shares, 10.0 at $1.00 par value	—	—
None issued and outstanding
Common stock, authorized shares, 800.0 at $1.00 par value	290.6	297.5
Outstanding shares, before treasury:
2014 – 290.6
2013 – 297.5
Treasury stock, at cost:	(491.5)	(477.2)
Shares held:
2014 – 19.5
2013 – 18.9
Additional paid-in capital	718.3	654.3
Retained earnings	2,197.2	2,242.1
Accumulated other comprehensive loss	(689.1)	(645.2)
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO PARENT	2,025.5	2,071.5
STOCKHOLDERS’ EQUITY ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3.5	3.5
TOTAL STOCKHOLDERS’ EQUITY	2,029.0	2,075.0
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,349.2	$6,069.7

See Notes to Condensed Consolidated Financial Statements (Unaudited).

NEWELL RUBBERMAID INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine Months Ended
	September 30,
	2014	2013
OPERATING ACTIVITIES:
Net income	$325.8	$357.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114.4	119.4
Net gain from sale of discontinued operations, including impairments	(0.4)	(86.1)
Deferred income taxes	(0.7)	76.3
Non-cash restructuring costs	5.6	3.9
Stock-based compensation expense	21.3	27.7
Other, net	63.1	27.3
Changes in operating assets and liabilities, excluding the effects of acquisitions and divestitures:
Accounts receivable	(40.9)	35.6
Inventories	(111.8)	(195.7)
Accounts payable	11.6	74.7
Accrued liabilities and other	(44.7)	(139.4)
NET CASH PROVIDED BY OPERATING ACTIVITIES	343.3	301.0
INVESTING ACTIVITIES:
Proceeds from sales of discontinued operations and noncurrent assets	8.0	180.9
Acquisitions and acquisition-related activity	(312.9)	—
Capital expenditures	(101.0)	(85.7)
Other	(2.5)	1.8
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(408.4)	97.0
FINANCING ACTIVITIES:
Short-term borrowings, net	343.1	(180.9)
Repurchase and retirement of shares of common stock	(262.6)	(119.2)
Cash dividends	(136.1)	(132.1)
Excess tax benefits related to stock-based compensation	7.6	14.1
Other stock-based compensation activity, net	45.0	35.9
NET CASH USED IN FINANCING ACTIVITIES	(3.0)	(382.2)
Currency rate effect on cash and cash equivalents	(25.6)	(2.2)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(93.7)	13.6
Cash and cash equivalents at beginning of period	226.3	183.8
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132.6	$197.4
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
Seasonal Variations
Sales of the Company’s products tend to be seasonal, with sales and operating income in the first quarter generally lower than any other quarter during the year, driven principally by reduced volume and the mix of products sold in the first quarter. Historically, the Company has earned approximately 60% of its annual operating income during the second and third quarters of the year. The seasonality of the Company’s sales volume combined with the accounting for fixed costs, such as depreciation, amortization, rent, personnel costs and interest expense, impacts the Company’s results on a quarterly basis. In addition, the Company has historically generated more than 90% of its operating cash flow in the second half of the year due to seasonal variations in operating results, the timing of annual performance-based compensation payments, and credit terms provided to customers. Accordingly, the Company’s results for the nine months ended September 30, 2014 may not necessarily be indicative of the results that may be expected for the full year ending December 31, 2014.
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
In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” Under ASU 2014-08, only disposals representing a strategic shift in operations would be presented as discontinued operations. This guidance requires expanded disclosure that provides information about the assets, liabilities, income and expenses of discontinued operations. Additionally, the guidance requires additional disclosure for a disposal of a significant part of an entity that does not qualify for discontinued operations reporting. This guidance will be effective for reporting periods beginning on or after December 15, 2014 with early adoption permitted for disposals or classifications of assets as held-for-sale that have not been reported in financial statements previously issued or available for issuance. The Company will adopt ASU 2014-08 on January 1, 2015, and the Company does not expect the adoption will have a material effect on the Company’s financial statements. The businesses currently classified as discontinued operations will continue to be classified as such after January 1, 2015.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Accounting Standard Codification 605 - Revenue Recognition” and most industry-specific guidance. ASU 2014-09 requires that entities recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled in exchange for those goods or services. This ASU is effective for fiscal years beginning after December 15, 2016. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently assessing the impact ASU 2014-09 will have on its financial position and results of operations.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction process while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The SICAD II rate is intended to more closely resemble a market-driven exchange rate than the official rate and SICAD I. As a result of these changes, an entity may be able to convert Bolivars to U.S. Dollars at one or more of three legal exchange rates, which as of September 30, 2014, were 6.3 (official rate), 12.0 (SICAD I) and 50.0 (SICAD II). The Company analyzed the multiple rates currently available and the Company's estimates of the applicable rate at which future transactions could be settled and dividends can be paid. Based on this analysis, the Company determined that the SICAD I rate is the most appropriate rate to use for remeasurement. Therefore, as of September 30, 2014, the Company remeasured the net monetary assets of its Venezuelan operations using an exchange rate of 12.0 Bolivars per U.S. Dollar, which was the SICAD I rate on that date. The Company recorded charges of $6.9 million and $45.6 million for the three and nine months ended September 30, 2014, respectively, based on the decline in value of the net monetary assets of its Venezuelan operations that are denominated in Bolivars, which includes a $38.7 million charge upon adoption of the SICAD I rate in the first quarter of 2014. The Company expects to continue to use the SICAD I rate to remeasure the net monetary assets of its Venezuelan subsidiary unless facts and circumstances change.
As of September 30, 2014, the Company’s Venezuelan operations had approximately $55.8 million in Bolivar-denominated net monetary assets, including $51.0 million of cash and cash equivalents. In future periods, foreign exchange gains (losses) arising due to the appreciation (depreciation) of the Bolivar versus the U.S. Dollar will result in benefits (charges) based on the change in value of the Bolivar-denominated net monetary assets. During the nine months ended September 30, 2014 and 2013, the Company’s Venezuelan operations generated 1.8% or less of consolidated net sales.
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
Income Taxes
At the end of each interim period, the Company makes its best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate reflects, among other items, the Company’s best estimate of operating results and foreign currency exchange rates. The Company’s quarterly income tax rate may differ from its estimated annual effective tax rate because accounting standards require the Company to exclude the actual results of certain entities expected to generate a pretax loss when applying the estimated annual effective tax rate to the Company’s consolidated pretax results in interim periods. In estimating the annual effective tax rate, the Company does not include the estimated impact of unusual and/or infrequent items, including the reversal of certain valuation allowances, which may cause significant variations in the customary relationship between income tax expense (benefit) and pretax income (loss) in quarterly and year-to-date periods. The income tax expense (benefit) for such unusual and/or infrequent items is recorded in the quarterly period in which such items are incurred.

The Company routinely reviews valuation allowances recorded against deferred tax assets on a more likely than not basis in evaluating whether the Company has the ability to realize the deferred tax assets. In making such a determination, the Company takes into consideration all available and appropriate positive and negative evidence, including projected future taxable income, future reversals of existing taxable temporary differences, available tax planning strategies and taxable income in prior carryback years, if available. Considering these factors, it is possible that the Company may record or release a portion of a valuation allowance against some deferred tax assets each quarterly period, which could create volatility in the Company’s future effective tax rate.

Reclassifications
Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

Footnote 2 — Acquisitions

On September 4, 2014, the Company acquired 100% of Ignite Holdings, LLC (“Ignite”) for $312.9 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers sold under the Contigo® and Avex® brands. The Ignite acquisition gives the Company’s Home Solutions business access to additional channels in the on-the-go hydration and thermal bottle market in North America and fits with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels. The sales and results of operations of Ignite are included in the Company’s consolidated financial statements beginning September 4, 2014 and contributed net sales of $9.0 million.
This acquisition was accounted for using the purchase method of accounting and, accordingly, the Company allocated the total purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition. Based on the preliminary purchase price allocation, which is subject to change while the Company obtains final third party valuations, the Company allocated $30.2 million of the purchase price to identified tangible and monetary net assets and $151.6 million to identified intangible assets. Approximately $57.6 million was allocated to indefinite-lived intangible assets, and approximately $94.0 million was allocated to definite-lived intangible assets with a weighted average life of 7.5 years. The Company recorded the excess of the purchase price over the aggregate fair values of identifiable assets of $131.1 million as goodwill, which is included in the Condensed Consolidated Balance Sheet at September 30, 2014. Approximately $98.3 million of the goodwill is expected to be tax deductible. The final purchase price is subject to post-closing adjustments for working capital and other matters. Ignite’s results of operations are included in the Company’s Condensed Consolidated Statements of Operations since the acquisition date. Pro forma results of operations of the Company would not be materially different as a result of the acquisition and therefore are not presented.
The Company incurred $3.1 million of acquisition and integration costs associated with the acquisition of Ignite which are included in selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014.
Footnote 3 — Discontinued Operations
During the nine months ended September 30, 2014, the Company’s Endicia® and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s commitment to sell the businesses. The Endicia business was included in the Writing segment, and the Culinary businesses were included in the Home Solutions segment. The Endicia business provides on-line postage solutions. The Culinary electrics business sells kitchen electrics and accessories to retailers, and the retail business sells cookware products and accessories through outlet stores. Based on the Company’s strategy to allocate resources to its businesses relative to their growth potential and those with the greater right to win in the marketplace, the Company determined these businesses did not align with the Company’s long-term growth plans and has initiated plans to sell these businesses. The net assets of these businesses at September 30, 2014 were $61.4 million, primarily representing goodwill.
During the three months ended March 31, 2013, the Company’s Hardware and Teach businesses were classified as discontinued operations based on the Company’s commitment to divest the businesses. The Hardware and Teach businesses were sold in the third quarter of 2013.
The following table provides a summary of amounts included in discontinued operations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$19.3	$69.7	$60.1	$254.4
Income (loss) from discontinued operations before income taxes	$0.3	$(4.8)	$0.3	$0.3
Income tax (benefit) expense	(0.1)	0.7	0.3	0.9
Income (loss) from discontinued operations	0.4	(5.5)	—	(0.6)
Net (loss) gain from sales of discontinued operations, including impairments, net of tax (1)	(1.0)	76.6	2.1	57.9
(Loss) income from discontinued operations, net of tax	$(0.6)	$71.1	$2.1	$57.3

(1) Includes pretax gains of $108.8 million (related tax expense of $32.2 million) and $86.1 million (related tax expense of $28.2 million) for the three and nine months ended September 30, 2013, respectively, relating to the Hardware and Teach businesses, including net gains from sale; impairments and write-offs of goodwill, intangibles and other long-lived assets; and write-downs and write-offs of net working capital.
.

Footnote 4 — Stockholders’ Equity and Accumulated Other Comprehensive Loss
In August 2011, the Company announced a $300.0 million three-year share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its shares from February 2014 through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. During the nine months ended September 30, 2014, the Company repurchased 8.6 million shares pursuant to the SRP for $262.6 million, and such shares were immediately retired. Since the commencement of the SRP through September 30, 2014, the Company has repurchased and retired 21.6 million shares at an aggregate cost of $519.7 million. As of September 30, 2014, the Company had $37.4 million available under the SRP for future repurchases.
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

The following table displays the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 (in millions):

	Foreign Currency Translation Loss (1)	Unrecognized Pension & Other Postretirement Costs, Net of Tax	Derivative Hedging (Loss) Gain, Net of Tax	Accumulated Other Comprehensive Loss
Balance at December 31, 2013	$(161.5)	$(483.3)	$(0.4)	$(645.2)
Other comprehensive (loss) income before reclassifications	(60.0)	2.0	4.0	(54.0)
Amounts reclassified to earnings	—	11.1	(1.0)	10.1
Net current period other comprehensive (loss) income	(60.0)	13.1	3.0	(43.9)
Balance at September 30, 2014	$(221.5)	$(470.2)	$2.6	$(689.1)
(1) Includes foreign exchange losses of $18.1 million arising during the nine months ended September 30, 2014 associated with intercompany loans designated as long-term.

The following table depicts reclassifications out of accumulated other comprehensive loss to earnings for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Amount Reclassified to Earnings as Expense (Benefit) in the Statements of Operations				Affected Line Item in the Condensed Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation loss:
Total before tax	$—	$0.7	$—	$0.7	Discontinued operations
Tax effect	—	—	—	—
Net of tax	$—	$0.7	$—	$0.7
Unrecognized pension and other postretirement costs:
Prior service benefit	$(1.6)	$(0.2)	$(4.8)	$(0.6)	(1)
Actuarial loss	6.8	8.5	20.7	25.4	(1)
Total before tax	5.2	8.3	15.9	24.8
Tax effect	(1.6)	(2.7)	(4.8)	(8.1)
Net of tax	$3.6	$5.6	$11.1	$16.7
Derivatives:
Foreign exchange contracts on inventory-related purchases	$(0.2)	$(0.7)	$(2.6)	$(2.9)	Cost of products sold
Forward interest rate swaps	0.1	0.2	0.5	0.6	Interest expense, net
Total before tax	(0.1)	(0.5)	(2.1)	(2.3)
Tax effect	—	0.2	1.1	0.7
Net of tax	$(0.1)	$(0.3)	$(1.0)	$(1.6)
(1) These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension and other postretirement benefit costs, which are recorded in the cost of products sold and selling, general and administrative expenses line-items in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013. See Footnote 9 for further details.

Footnote 5 — Restructuring Costs
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
In October 2014, the Company announced an expansion of Project Renewal, under which the Company intends to: (i) further streamline its supply chain function, including a reduction of overhead and a realignment of the supply chain management structure; (ii) invest in value analysis and value engineering efforts to reduce product and packaging costs; (iii) reduce operational and manufacturing complexity in its Writing segment; (iv) further streamline its distribution and transportation functions; and (v) further reduce its overhead costs. In connection with the expansion, the Company expects to incur incremental costs of approximately $200.0 million, including pretax restructuring charges in the range of $75 to $125 million. Other costs related to the expansion include advisory costs for process transformation and optimization initiatives as well as project management, capital investment and capability building costs.
Cumulative pretax costs of the expanded Project Renewal are expected to be $540 to $575 million, of which $510 to $540 million are expected to be cash costs. Approximately 65% to 75% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement, and other termination benefits and costs. Project Renewal is expected to be complete by the end of 2017.

The following table depicts the restructuring charges incurred in connection with Project Renewal (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Since Inception Through
	2014	2013	2014	2013	September 30, 2014
Facility and other exit costs, including impairments	$1.9	$1.7	$4.7	$4.0	$18.1
Employee severance, termination benefits and relocation costs	10.3	25.9	27.4	80.5	168.3
Exited contractual commitments and other	7.5	3.7	12.4	14.3	40.3
	$19.7	$31.3	$44.5	$98.8	$226.7
Restructuring provisions were determined based on estimates prepared at the time the restructuring actions were approved by management and are periodically updated for changes. Restructuring amounts also include amounts recognized as incurred. The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2014 (in millions):

	December 31, 2013			September 30, 2014
	Balance	Provision	Costs Incurred	Balance
Facility and other exit costs, including impairments	$—	$4.7	$(4.7)	$—
Employee severance, termination benefits and relocation costs	60.3	27.4	(53.9)	33.8
Exited contractual commitments and other	7.1	12.4	(8.4)	11.1
	$67.4	$44.5	$(67.0)	$44.9
The following table depicts the activity in accrued restructuring reserves for Project Renewal for the nine months ended September 30, 2014 aggregated by reportable business segment (in millions):

	December 31, 2013			September 30, 2014
Segment	Balance	Provision	Costs Incurred	Balance
Writing	$25.8	$8.1	$(14.2)	$19.7
Home Solutions	0.7	1.0	(1.5)	0.2
Tools	0.3	3.2	(2.8)	0.7
Commercial Products	6.8	3.4	(4.3)	5.9
Baby & Parenting	1.4	0.2	(0.3)	1.3
Corporate	32.4	28.6	(43.9)	17.1
	$67.4	$44.5	$(67.0)	$44.9
The table below shows restructuring costs recognized for all restructuring activities in continuing operations for the periods indicated, aggregated by reportable business segment (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Segment	2014	2013	2014	2013
Writing	$6.3	$14.1	$8.1	$34.8
Home Solutions	—	1.6	1.0	3.6
Tools	1.6	2.1	3.2	4.8
Commercial Products	0.7	1.8	3.4	4.3
Baby & Parenting	—	2.2	0.2	2.2
Corporate(1)	11.1	9.5	27.3	48.0
	$19.7	$31.3	$43.2	$97.7

(1)
Includes adjustments of $1.3 million and $1.1 million for the nine months ended September 30, 2014 and 2013, respectively, relating to previous restructuring projects that had the impact of decreasing restructuring costs.

Cash paid for all restructuring activities was $12.2 million and $61.7 million for the three and nine months ended September 30, 2014, respectively, and $11.4 million and $50.9 million for the three and nine months ended September 30, 2013, respectively.

Footnote 6 — Inventories, Net
Inventories are stated at the lower of cost or market value. The components of net inventories were as follows (in millions):

	September 30, 2014	December 31, 2013
Materials and supplies	$127.3	$123.5
Work in process	115.2	107.0
Finished products	546.9	453.9
	$789.4	$684.4

Footnote 7 — Debt
The following is a summary of outstanding debt (in millions):

	September 30, 2014	December 31, 2013
Medium-term notes	$1,668.0	$1,659.8
Commercial paper	161.4	95.0
Receivables facility	350.0	75.0
Other debt	7.4	6.6
Total debt	2,186.8	1,836.4
Short-term debt	(517.0)	(174.0)
Current portion of long-term debt	(251.1)	(0.8)
Long-term debt	$1,418.7	$1,661.6
Interest Rate Swaps
As of September 30, 2014, the Company was party to fixed-for-floating interest rate swaps designated as fair value hedges. The interest rate swaps relate to an aggregate $750.0 million principal amount of the medium-term notes and result in the Company effectively paying a floating rate of interest on the medium-term notes hedged by the interest rate swaps.
The medium-term note balances at September 30, 2014 and December 31, 2013 include mark-to-market adjustments of $4.1 million and $12.4 million, respectively, to record the fair value of the hedges of the fixed-rate debt, and the mark-to-market adjustments had the effect of decreasing the reported values of the medium-term notes. Compared to the stated rates of the underlying medium-term notes, interest rate swaps, including amortization of settled interest rate swaps, had the effect of reducing interest expense by $3.4 million for both the three months ended September 30, 2014 and 2013, and by $10.5 million and $10.3 million for the nine months ended September 30, 2014 and 2013, respectively.
Receivables-Related Borrowings
In September 2013, the Company amended its receivables facility to increase available borrowings to up to $350.0 million and extend the expiration date to September 2015 (the “Receivables Facility”). Under the Receivables Facility, the Company and certain operating subsidiaries (collectively, “the Originators”) sell their receivables to a financing subsidiary as the receivables are originated. The financing subsidiary is wholly owned by the Company and is the owner of the purchased receivables and the borrower under the Receivables Facility. The assets of the financing subsidiary are restricted as collateral for the payment of debt or other obligations arising under the Receivables Facility, and the financing subsidiary’s assets and credit are not available to satisfy the debts and obligations owed to the Company’s or any other Originator’s creditors. The Company includes the financing subsidiary’s assets, liabilities and results of operations in its consolidated financial statements. The Receivables Facility requires, among other things, that the Company maintain a certain interest coverage ratio, and the Company was in compliance with such requirements under the Receivables Facility as of September 30, 2014. The financing subsidiary owned $724.9 million of outstanding accounts receivable as of September 30, 2014, and these amounts are included in accounts receivable, net in the Company’s Condensed Consolidated Balance Sheet at September 30, 2014. The Company had $350.0 million of outstanding borrowings under the Receivables Facility as of September 30, 2014.
Revolving Credit Facility and Commercial Paper
On December 2, 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. The Credit Agreement contains customary representations and warranties, covenants and events of default. As of September 30, 2014, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company was in compliance with the covenants under the Credit Agreement.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which are not a utilization of the amount available for borrowing under the Facility.
In lieu of borrowings under the Facility, the Company may issue up to $800.0 million of commercial paper. The Facility provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. As of September 30, 2014 and December 31, 2013, the Company had outstanding commercial paper obligations of $161.4 million and $95.0 million, respectively.
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
The Company reports its derivative positions in the Condensed Consolidated Balance Sheets on a gross basis and does not net asset and liability derivative positions with the same counterparty. The Company monitors its positions with, and the credit quality of, the financial institutions that are parties to its financial transactions. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized currently in earnings, and such amounts were not material for the three and nine months ended September 30, 2014 and 2013.
The following table summarizes the Company’s outstanding derivative instruments and their effects on the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (in millions):

		Assets			Liabilities
Derivatives designated as hedging instruments	Balance Sheet Location	September 30, 2014	December 31, 2013	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swaps	Other assets	$19.0	$23.1	Other noncurrent liabilities	$23.2	$35.5
Foreign exchange contracts on inventory-related purchases	Prepaid expenses and other and other assets	6.0	2.9	Other accrued liabilities	1.5	1.2
Foreign exchange contracts on intercompany borrowings	Prepaid expenses and other	0.3	—	Other accrued liabilities	—	0.2
Total assets		$25.3	$26.0	Total liabilities	$24.7	$36.9

The fair values of outstanding derivatives that are not designated as hedges for accounting purposes were not material as of September 30, 2014 and December 31, 2013.
The Company is not a party to any derivatives that require collateral to be posted prior to settlement.

Fair Value Hedges

The following table presents the pretax effects of derivative instruments designated as fair value hedges on the Company’s Condensed Consolidated Statements of Operations (in millions):

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) recognized in income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
Interest rate swaps	Interest expense, net	$(5.3)	$2.3	$8.2	$(34.7)
Fixed-rate debt	Interest expense, net	$5.3	$(2.3)	$(8.2)	$34.7
The Company did not realize any ineffectiveness related to fair value hedges during the three and nine months ended September 30, 2014 and 2013.

Cash Flow Hedges

The following table presents the pretax effects of derivative instruments designated as cash flow hedges on the Company’s Condensed Consolidated Statements of Operations and accumulated other comprehensive income (loss) (“AOCI”) (in millions):

Derivatives in cash flow hedging relationships	Location of gain (loss) recognized in income	Amount of gain (loss) reclassified from AOCI into income
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2014	2013	2014	2013
Foreign exchange contracts on inventory-related purchases	Cost of products sold	$0.2	$0.7	$2.6	$2.9
Foreign exchange contracts on intercompany borrowings	Interest expense, net	—	—	0.1	—
Forward interest rate swaps	Interest expense, net	(0.1)	(0.2)	(0.5)	(0.6)
		$0.1	$0.5	$2.2	$2.3

Derivatives in cash flow hedging relationships	Amount of gain (loss) recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Foreign exchange contracts on inventory-related purchases	$7.9	$(1.0)	$5.5	$3.3
Foreign exchange contracts on intercompany borrowings	2.2	(1.9)	2.3	(0.1)
	$10.1	$(2.9)	$7.8	$3.2

The Company did not realize any ineffectiveness related to cash flow hedges during the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company expects to reclassify net gains of $3.8 million into earnings during the next 12 months.

Footnote 9 — Employee Benefit and Retirement Plans
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the three months ended September 30, (in millions):

	U.S.		International
	2014	2013	2014	2013
Service cost-benefits earned during the period	$1.0	$0.7	$1.5	$1.9
Interest cost on projected benefit obligation	11.3	10.0	6.4	6.0
Expected return on plan assets	(14.4)	(14.7)	(6.7)	(5.8)
Amortization of prior service cost, actuarial loss and other	6.1	7.8	0.8	0.8
Net periodic pension cost	$4.0	$3.8	$2.0	$2.9
The following table presents the components of the Company’s pension cost, including supplemental retirement plans, for the nine months ended September 30, (in millions):

	U.S.		International
	2014	2013	2014	2013
Service cost-benefits earned during the period	$3.0	$2.1	$4.5	$5.7
Interest cost on projected benefit obligation	33.8	30.0	19.2	18.0
Expected return on plan assets	(43.1)	(44.1)	(20.1)	(17.4)
Amortization of prior service cost, actuarial loss and other	18.3	23.4	2.4	3.9
Net periodic pension cost	$12.0	$11.4	$6.0	$10.2

The following table presents the components of the Company’s other postretirement benefit costs for the three and nine months ended September 30, (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost-benefits earned during the period	$0.2	$0.3	$0.8	$0.9
Interest cost on projected benefit obligation	1.2	1.4	3.6	4.2
Amortization of prior service benefit and actuarial loss, net	(1.6)	(0.4)	(4.8)	(1.2)
Net other postretirement benefit cost	$(0.2)	$1.3	$(0.4)	$3.9
The Company made cash contributions to the Company-sponsored profit sharing plan of $16.1 million and $17.6 million during the nine months ended September 30, 2014 and 2013, respectively.
In September 2014, the Company commenced an offer to approximately 5,700 former employees who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees have the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2014. The benefit obligation associated with these former employees is approximately $200 million, equivalent to approximately 20% of the Company's benefit obligation for its U.S. tax-qualified pension plan. The cash payments to those electing the lump sum distribution will be made from the pension plan assets. Therefore, the lump sum payment offer will not impact the Company’s cash flow. Depending on the acceptance rate of the offer, the Company may be required to recognize a one-time, non-cash settlement charge in the fourth quarter of 2014. The Company will not be able to determine the amount of the fourth quarter charge until the offer is completed.
Footnote 10 — Income Taxes

The Company’s income tax expense and resulting effective tax rate are based upon the respective estimated annual effective tax rates applicable for the respective periods adjusted for the effects of items required to be treated as discrete to the period, including changes in tax laws, changes in estimated exposures for uncertain tax positions and other items.

The Company’s effective tax rate for the nine months ended September 30, 2014 included tax benefits of $17.1 million related to the reduction of the valuation allowance related to certain net deferred tax assets of its international operations and $11.2 million related to the resolution of certain tax contingencies. The Company’s effective tax rate for the nine months ended September 30,

2013 included tax benefits of $13.1 million, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $4.8 million associated with the resolution of certain tax contingencies. Included in the $8.3 million of net tax benefits is the reversal of a valuation allowance on a deferred tax asset of $14.6 million.

The Company’s effective tax rates for the nine months ended September 30, 2014 and 2013 were also impacted by the geographical mix in earnings and other discrete items recorded in the periods.

Footnote 11 — Earnings per Share
The calculation of basic and diluted earnings per share is as follows (in millions, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$122.9	$122.2	$323.7	$300.0
(Loss) income from discontinued operations	(0.6)	71.1	2.1	57.3
Net income	$122.3	$193.3	$325.8	$357.3
Dividends and equivalents for share-based awards expected to be forfeited	0.1	—	0.1	—
Net income for basic and diluted earnings per share	$122.4	$193.3	$325.9	$357.3
Denominator for basic and diluted earnings per share:
Weighted-average shares outstanding	271.7	287.7	275.3	287.8
Share-based payment awards classified as participating securities	1.8	2.4	1.9	2.5
Denominator for basic earnings per share	273.5	290.1	277.2	290.3
Dilutive securities (1)	2.9	2.8	2.7	3.1
Denominator for diluted earnings per share	276.4	292.9	279.9	293.4
Basic earnings per share:
Income from continuing operations	$0.45	$0.42	$1.17	$1.03
(Loss) income from discontinued operations	$—	$0.25	$0.01	$0.20
Net income	$0.45	$0.67	$1.18	$1.23
Diluted earnings per share:
Income from continuing operations	$0.44	$0.42	$1.16	$1.02
(Loss) income from discontinued operations	$—	$0.24	$0.01	$0.20
Net income	$0.44	$0.66	$1.16	$1.22

(1)
Dilutive securities include “in the money” options, non-participating restricted stock units and performance stock units. The weighted-average shares outstanding exclude the effect of 1.9 million stock options for the three months ended September 30, 2013, and 0.3 million and 2.5 million stock options for the nine months ended September 30, 2014 and 2013, respectively, because such securities were anti-dilutive.

Footnote 12 — Stock-Based Compensation
The Company measures compensation cost for all stock awards at fair value on the date of grant and recognizes compensation cost, net of estimated forfeitures, over the requisite service period for awards expected to vest. The Company recognized $6.8 million and $8.0 million of pretax stock-based compensation expense during the three months ended September 30, 2014 and 2013, respectively, and $21.3 million and $27.7 million during the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes the changes in the number of shares of common stock underlying outstanding stock options for the nine months ended September 30, 2014 (in millions, except weighted-average exercise prices):

	Shares	Weighted-Average Exercise Price	Exercisable at Period End	Aggregate Intrinsic Value Exercisable
Outstanding at December 31, 2013	5.9	$22	5.3	$53.3
Exercised	(2.4)	24
Forfeited / expired	(0.2)	27
Outstanding at September 30, 2014	3.3	$20	3.3	$48.3
The following table summarizes the changes in the number of outstanding restricted stock units for the nine months ended September 30, 2014 (shares in millions):

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Outstanding at December 31, 2013	4.2	$22
Granted	1.2	32
Vested	(1.1)	21
Forfeited	(0.5)	25
Outstanding at September 30, 2014	3.8	$25

During the nine months ended September 30, 2014, the Company awarded 0.7 million performance stock units which entitle recipients to shares of the Company’s stock at the end of a three-year vesting period, if specified market conditions are achieved (“PSUs”). The PSUs entitle recipients to shares of common stock equal to 0% up to 200% of the number of units granted at the vesting date depending on the level of achievement of the specified market and service conditions. As of September 30, 2014, 1.9 million PSUs were outstanding, and based on performance through September 30, 2014, recipients of PSUs would be entitled to 3.0 million shares at the vesting date. The PSUs are included in the preceding table as if the participants earn shares equal to 100% of the units granted.

Footnote 13 — Fair Value Disclosures
Recurring Fair Value Measurements
The following tables present the Company’s non-pension financial assets and liabilities which are measured at fair value on a recurring basis (in millions):

Fair Value as of September 30, 2014	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities, including mutual funds (1)	$20.8	$8.7	$12.1	$—
Interest rate swaps	19.0	—	19.0	—
Foreign currency derivatives	6.3	—	6.3	—
Total	$46.1	$8.7	$37.4	$—
Liabilities
Interest rate swaps	$23.2	$—	$23.2	$—
Foreign currency derivatives	1.5	—	1.5	—
Total	$24.7	$—	$24.7	$—

Fair Value as of December 31, 2013
Assets
Investment securities, including mutual funds (1)	$21.3	$8.7	$12.6	$—
Interest rate swaps	23.1	—	23.1	—
Foreign currency derivatives	2.9	—	2.9	—
Total	$47.3	$8.7	$38.6	$—
Liabilities
Interest rate swaps	$35.5	$—	$35.5	$—
Foreign currency derivatives	1.4	—	1.4	—
Total	$36.9	$—	$36.9	$—

(1) The values of investment securities, including mutual funds, are classified as cash and cash equivalents ($6.4 million and $10.9 million as of September 30, 2014 and December 31, 2013, respectively) and other assets ($14.4 million and $10.3 million as of September 30, 2014 and December 31, 2013, respectively).

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
During the three months ended September 30, 2014, the Company performed the annual impairment tests of goodwill and indefinite-lived intangible assets and concluded that no impairment charges were necessary. In testing goodwill and indefinite-lived intangible assets for impairment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. Accordingly, these fair value measurements fall in the Level 3 category of the fair value hierarchy. The factors used by management in the impairment analysis are inherently subject to uncertainty. While the Company believes it has made reasonable estimates and assumptions to determine the fair value of its reporting units and indefinite-lived intangible assets, if actual results are not consistent with management's estimates and assumptions, goodwill and other intangible assets may be overstated and could potentially trigger impairment charges.

During the nine months ended September 30, 2014, impairments associated with plans to dispose of certain property, plant and equipment were not material. In the absence of a definitive sales price for these and similar types of assets, the Company generally uses projected cash flows, discounted as necessary, or market multiples to estimate the fair values of the impaired assets using key inputs such as management’s projections of cash flows on a held-and-used basis (if applicable), management’s projections of cash flows upon disposition and discount rates. Key inputs into the market multiple approach include identifying companies comparable to the Company’s business and estimated control premiums. Accordingly, these fair value measurements fall in Level 3 of the fair value hierarchy. These assets and certain liabilities are measured at fair value on a nonrecurring basis as part of the Company’s impairment assessments and as circumstances require.
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

The fair values of the Company’s medium-term notes are based on quoted market prices (Level 1) and are as follows (in millions):

	September 30, 2014		December 31, 2013
	Fair Value	Book Value	Fair Value	Book Value
Medium-term notes	$1,762.8	$1,668.0	$1,753.0	$1,659.8

The carrying amounts of all other significant debt approximate fair value.

Footnote 14 — Segment Information
The Company’s reportable segments are as follows:

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; and office technology solutions, including labeling
Home Solutions	Rubbermaid®, Contigo®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards
The Company’s segment and geographic results are as follows for the periods indicated (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Sales (1)
Writing	$453.2	$442.2	$1,290.7	$1,235.2
Home Solutions	417.0	422.8	1,116.8	1,146.3
Tools	214.8	210.6	624.9	597.2
Commercial Products	218.0	196.3	624.1	583.0
Baby & Parenting	181.5	194.2	544.5	580.0
	$1,484.5	$1,466.1	$4,201.0	$4,141.7
Operating Income (Loss) (2)
Writing	$108.3	$107.9	$313.5	$289.9
Home Solutions	60.9	67.1	136.4	155.7
Tools	22.1	12.3	73.4	49.3
Commercial Products	27.5	23.5	77.5	67.0
Baby & Parenting	8.2	23.9	25.8	71.6
Restructuring costs	(19.7)	(31.3)	(43.2)	(97.7)
Corporate	(34.1)	(24.9)	(92.2)	(78.1)
	$173.2	$178.5	$491.2	$457.7

	September 30, 2014	December 31, 2013
Identifiable Assets
Writing	$976.8	$931.2
Home Solutions	772.7	559.4
Tools	642.1	595.7
Commercial Products	359.8	343.3
Baby & Parenting	304.1	321.9
Corporate (3)	3,293.7	3,318.2
	$6,349.2	$6,069.7

Geographic Area Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2014	2013	2014	2013
Net Sales (1), (4)
United States	$1,034.3	$1,015.3	$2,884.1	$2,810.7
Canada	79.0	84.8	208.9	230.0
Total North America	1,113.3	1,100.1	3,093.0	3,040.7
Europe, Middle East and Africa	156.1	162.5	508.3	510.7
Latin America	116.0	104.3	310.8	281.7
Asia Pacific	99.1	99.2	288.9	308.6
Total International	371.2	366.0	1,108.0	1,101.0
	$1,484.5	$1,466.1	$4,201.0	$4,141.7
Operating Income (Loss) (2), (5)
United States	$127.3	$142.3	$350.8	$376.1
Canada	16.6	19.3	45.9	50.8
Total North America	143.9	161.6	396.7	426.9
Europe, Middle East and Africa	13.8	(6.3)	51.1	(30.0)
Latin America	13.6	11.9	33.6	20.0
Asia Pacific	1.9	11.3	9.8	40.8
Total International	29.3	16.9	94.5	30.8
	$173.2	$178.5	$491.2	$457.7

(1)
All intercompany transactions have been eliminated. Sales to Wal-Mart Stores, Inc. and subsidiaries amounted to approximately 12.7% and 13.9% of consolidated net sales in the three months ended September 30, 2014 and 2013, respectively, and approximately 11.0% and 11.3% of consolidated net sales in the nine months ended September 30, 2014 and 2013, respectively.

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

(3)	Corporate assets primarily include goodwill, capitalized software, cash, benefit plan assets and deferred tax assets.

(4)	Geographic sales information is based on the region from which the products are shipped and invoiced.

(5)	The following table summarizes the restructuring costs by region included in operating income (loss) above (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Restructuring Costs
United States	$9.9	$9.1	$22.7	$21.9
Canada	1.8	0.1	1.9	0.1
Total North America	11.7	9.2	24.6	22.0
Europe, Middle East and Africa	4.8	19.3	13.5	67.6
Latin America	0.6	0.6	0.9	4.2
Asia Pacific	2.6	2.2	4.2	3.9
Total International	8.0	22.1	18.6	75.7
	$19.7	$31.3	$43.2	$97.7

Footnote 15 — Other Accrued Liabilities
Other accrued liabilities included the following (in millions):

	September 30, 2014	December 31, 2013
Customer accruals	$305.9	$292.6
Accruals for manufacturing, marketing and freight expenses	106.5	89.8
Accrued self-insurance liabilities	58.3	58.5
Accrued pension, defined contribution and other postretirement benefits	36.4	46.5
Accrued contingencies, primarily legal, environmental and warranty	32.2	35.0
Accrued restructuring (See Footnote 5)	50.9	76.7
Other	114.4	104.4
Other accrued liabilities	$704.6	$703.5
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
The Company, using current product sales data and historical trends, actuarially calculates the estimate of its exposure for product liability. The Company had product liability reserves of $34.0 million and $34.4 million as of September 30, 2014 and December 31, 2013, respectively. The Company is insured for product liability claims for amounts in excess of established deductibles and accrues for the estimated liability as described up to the limits of the deductibles. All other claims and lawsuits are handled on a case-by-case basis.
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

The Company recorded $13.8 million of costs during the nine months ended September 30, 2014 for the cost of the above recalls. The Company believes that any additional costs of executing the recall will not be significant. However, the amount recorded does not include any fines or penalties that may result from any governmental investigation into the circumstances related to the recalls.
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

The Company’s estimate of environmental response costs associated with these matters as of September 30, 2014 ranged between $23.0 million and $28.2 million. As of September 30, 2014, the Company had a reserve of $23.4 million for such environmental remediation and response costs in the aggregate, which is included in other accrued liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheet. No insurance recovery was taken into account in determining the Company’s cost estimates or reserves, nor do the Company’s cost estimates or reserves reflect any discounting for present value purposes, except with respect to certain long-term operations and maintenance CERCLA matters, which are estimated at their present value of $16.6 million by applying a 5% discount rate to undiscounted obligations of $24.0 million.
Two of the Company’s subsidiaries, Goody Products, Inc. and Berol Corporation (the “Company Parties”), were among over 300 entities named by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) as third-party defendants in New Jersey Department of Environmental Protection, et al. (collectively “DEP”) v. Occidental Chemical Corporation, et al., pending in the Superior Court of New Jersey, Law Division - Essex County. In the third-party complaint, Maxus and Tierra alleged that releases from two facilities formerly operated by the Company Parties contributed to contamination in the Passaic River and other bodies of water and seek contribution for certain clean-up and removal costs, as well as other damages for which they may be found liable to DEP. The Company Parties and other third-party defendants as well as all of the direct defendants with the exception of Occidental Chemical Corporation (“OCC”), have completed settlements with the state, which are final and no longer subject to appeal. These settlements resulted in dismissal of all third-party defendants and all of the state’s claims against the direct defendants, with the exception of its claims against OCC and OCC’s cross-claims against the other direct defendants. The finalized settlements further resulted in the state’s recovery of all of its past costs, as well as some funding for natural resources restoration and redevelopment, subject to certain reopeners. A third, separate Settlement Agreement with OCC is pending public comment and court approval; if approved the OCC settlement will resolve the state’s claims against OCC.
In addition, U.S. EPA has issued General Notice Letters (“GNLs”) to over 100 entities, including the Company and Berol Corporation, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River and its tributaries. 72 of the GNL recipients, including the Company on behalf of itself and the Company Parties, have taken over the performance of the remedial investigation and feasibility study (“RI/FS”) for the Lower Passaic River. The RI/FS work remains underway and is scheduled for completion within months. Regardless, on April 11, 2014, U.S. EPA issued a Source Control Early Action Focused Feasibility Study (“FFS”), which proposes four alternatives for remediation of the lower 8 miles of the Lower Passaic River. U.S. EPA’s cost estimates for its cleanup alternatives range from $315 million to approximately $3.2 billion in capital costs plus from $0.5 million to $1.8 million in annual maintenance costs for 30 years, with its preferred alternative carrying an estimated cost of approximately $1.7 billion plus an additional $1.6 million in annual maintenance costs for 30 years. The public comment period concluded August 2014; U.S. EPA is expected to issue its final Record of Decision in 2015. U.S. EPA has indicated that it will seek to have the parties fund the cleanup, but at this time, it is unclear how the cost of any cleanup would be allocated among any of the parties, including the Company Parties, or any other entities. The site is also subject to a Natural Resource Damage Assessment.
Given the uncertainties pertaining to this matter, including that the litigation and RI/FS are ongoing, the ultimate remediation has not yet been determined, the parties have not agreed upon a final allocation for the investigation and any ultimate remediation, the extent to which the Company Parties may be held liable or responsible is not yet known. Accordingly, it is not possible at this time for the Company to estimate its ultimate liability related to this matter. Based on currently known facts and circumstances, the Company does not believe that this matter is reasonably likely to have a material impact on the Company’s results of operations because the Company Parties’ facilities are not alleged to have discharged the contaminants which are of the greatest concern in the river sediments, and because there are numerous other parties who will likely share in any costs of remediation and/or damages. However, in the event of one or more adverse determinations related to this matter, it is possible that the ultimate liability resulting from this matter and the impact on the Company’s results of operations could be material.
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

Footnote 17 — Subsequent Event

On October 22, 2014, the Company acquired the assets of bubba brands, inc. from InZone Holdings, Inc. for a purchase price of $83 million, subject to customary working capital adjustments. The purchase price was financed through a combination of operating cash flow and available borrowings. Bubba brands is a designer and marketer of on-the-go beverage containers.

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

Business Overview
Newell Rubbermaid is a global marketer of consumer and commercial products that help people get more out of life every day, where they live, learn, work and play. The Company’s products are marketed under a strong portfolio of leading brands, including Sharpie®, Paper Mate®, Parker®, Waterman®, Dymo®, Rubbermaid®, Contigo®, Levolor®, Goody®, Calphalon®, Irwin®, Lenox®, Rubbermaid Commercial Products®, Graco® and Aprica®.
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

Segment	Key Brands	Description of Primary Products
Writing	Sharpie®, Paper Mate®, Expo®, Parker®, Waterman®, Dymo® Office	Writing instruments, including markers and highlighters, pens and pencils; art products; fine writing instruments; and office technology solutions, including labeling
Home Solutions	Rubbermaid®, Contigo®, Calphalon®, Levolor®, Goody®	Indoor/outdoor organization, food storage and home storage products; durable beverage containers; gourmet cookware, bakeware and cutlery; drapery hardware and window treatments; hair care accessories
Tools	Irwin®, Lenox®, hilmor™, Dymo® Industrial	Hand tools and power tool accessories; industrial bandsaw blades; tools for pipes and HVAC systems; label makers for industrial use
Commercial Products	Rubbermaid Commercial Products®, Rubbermaid® Healthcare	Cleaning and refuse products, hygiene systems, material handling solutions; medical and computer carts and wall-mounted workstations
Baby & Parenting	Graco®, Aprica®, Teutonia®	Infant and juvenile products such as car seats, strollers, highchairs and playards

Market and Performance Overview
The Company operates in the consumer and commercial products markets, which are generally impacted by overall economic conditions in the regions in which the Company operates. The Company’s results for the first nine months of 2014 were impacted by the following factors:

•
Core sales, which excludes the impact of changes in foreign currency and acquisitions, increased 2.9%, excluding a 170 basis point adverse impact from foreign currency and a 20 basis point contribution from the acquisition of Ignite Holdings, LLC. Latin America led with strong core sales growth of 30.5% as a result of strong innovation and pricing in our Win Bigger businesses, new distribution in Tools, and about $15 million of core sales, or 35 basis points, pulled forward in anticipation of the October SAP implementation in Mexico and Venezuela (the “Latin America SAP pull-forward”). Win Bigger businesses include the Writing, Tools and Commercial Products segments. North America showed modest growth of 1.8%, as core sales growth in Writing, Tools and Commercial Products were partially offset by declines in Baby & Parenting, primarily as a result of a Graco® harness buckle recall, and declines in Home Solutions. EMEA saw core sales decline 2.9% as a result of planned product and geographic exits and challenging market conditions in Eastern Europe. Asia Pacific core sales declined 2.6% primarily as a result of increased competition for Baby &Parenting in Japan.

Core sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2013, to the current and prior year local currency sales amounts, with the difference, after deducting the impact of acquisitions in the current year period, equal to changes in core sales, and the difference between the changes in reported sales, excluding the effects of acquisitions, and the changes in core sales being attributable to currency.

•
Core sales increased 8.5% in the Writing segment, with double digit core sales growth in Latin America primarily driven by increased advertising and promotion support of Back-to-School, strong innovation and positive pricing. Writing core sales growth also included $15 million in core sales due to the Latin America SAP pull-forward. Core sales grew 5.8% in the Tools segment, driven by growth in EMEA and double-digit growth in Latin America related to strong innovation and new distribution. Core sales grew 7.3% in Commercial Products driven by new innovation, pricing, strong growth in North America and growth through expanded distribution in Brazil and China. Core sales decreased 2.8% in the Home Solutions segment, as strong Rubbermaid Food Storage growth was more than offset by the absence of the 2013 inventory pipeline fill related to Black Friday merchandising and deemphasizing certain lower margin Rubbermaid product lines. Core sales declined 5.7% in the Baby & Parenting segment, driven by the effects of the Graco recall in North America, planned product and geographic exits in EMEA, difficult market conditions in Eastern Europe and increased competition in Japan.

•
Gross margin was 38.8%, up 60 basis points compared to the prior year despite the $11.3 million incremental cost of product sold associated with the Graco harness buckle recall and the adverse impact of the $5.1 million increase in Venezuelan cost of products sold due to changes in Venezuela exchange rates. Pricing, productivity and favorable segment mix more than offset input cost inflation and the impact of negative foreign currency.

•
Selling, general and administrative expenses increased $67.1 million to $1,094.9 million, due primarily to increased advertising in support of the Company’s brands and innovation. The Company’s advertising strategy is to invest behind innovation, including new product launches, and in building brands, with a primary focus on advertising in North America and Latin America in the Company’s Win Bigger businesses. During the first nine months of 2014, the Company increased investments in advertising by $43.2 million, representing an incremental 100 basis points as a percentage of net sales. The Company’s investments for brand-building and consumer demand creation and commercialization activities during the first nine months of 2014 included the following:

•
a New Distributor Model in North America, focused primarily in Tools and Commercial Products, building a structure that assigns relationship owners to key distributors, removing redundancies and simplifying the approach with distributors to sell a broader assortment of the Company’s products;

•	a new Sharpie® Neon Permanent Marker designed to inspire bold, vivid expression on new surfaces;

•	a new line of Sharpie highlighters called Sharpie Clear View which have a unique, see-through tip for more precise highlighting;

•	continued investment in Ink Joy® advertising in the U.S., Latin America and Asia Pacific markets;

•	an advertising campaign for the re-launch of Mr. Sketch® scented markers, a children’s classic first introduced in the U.S. in 1965;

•	an advertising campaign for Sharpie, 50-Ways to Use Sharpie, in advance of Back-To-School in the U.S. and Canada;

•	Paper Mate® Mix and Match mechanical pencils, which allow users to create their own mechanical pencils with interchangeable tops and erasers;

•	advertising for Rubbermaid® Food Storage in the Home Solutions segment as well as advertising for Calphalon® and Goody®, the first advertising for these brands in years;

•	wave 2 of Big Bang Brazil, launching nine additional product categories and more than 700 SKUs of Irwin® tools, in addition to the 500 SKUs launched last year in Brazil;

•	advertising in North America for Brute® and HYGENTM disposable microfiber in the Commercial Products segment;

•	advertising in the Baby & Parenting business to support new product launches in Japan, along with the Parker “Dreams Cannot be Rushed” campaign in Japan; and

•	Graco® 4EVERTM All-in-One car seats that transition from baby to booster as the child grows.
The Company plans to continue increasing advertising in support of its brands to drive growth.

•
Continued the execution of Project Renewal to simplify the business, reduce structural costs and increase investment in the most significant growth platforms within the business by taking significant steps in implementing activities centered around Project Renewal’s five workstreams, resulting in $43.2 million of restructuring costs in the first nine months of 2014.

•
Realized a $45.6 million foreign exchange loss in the first nine months of 2014 for the Company’s Venezuelan operations, which includes a $38.7 million charge upon adoption of the SICAD I rate in the first quarter of 2014 and further losses as a result of declines in the SICAD I rate.

•
Reported a 19.6% effective tax rate in the first nine months of 2014, compared to an effective tax rate of 24.0% for the first nine months of 2013. During 2014, the Company recognized discrete income tax benefits of $11.2 million related to the resolution of certain tax contingencies and $17.1 million of income tax benefits associated with the reduction of valuation allowances on certain international deferred tax assets. During 2013, the Company recognized $16.2 million of tax benefits, including $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes and $7.9 million associated with the resolution of certain tax contingencies and the expiration of various statutes of limitation.

•
Expanded and extended the Company’s share repurchase plan (the “SRP”), allowing for total repurchases of $300.0 million between February 2014 and the end of 2016. During the first nine months of 2014, the Company repurchased and retired an additional 8.6 million shares of common stock for $262.6 million, leaving $37.4 million available under the SRP for future repurchases.

•
Initiated plans to sell the Culinary retail stores and electrics businesses as well as the Endicia® online postage business. As a result, the results of operations of these businesses were reclassified to discontinued operations for all periods presented.

Acquisitions
On September 4, 2014, the Company acquired Ignite Holdings, LLC (“Ignite”) for $312.9 million, which is net of $7.2 million of cash acquired. A portion of the purchase price was used to repay Ignite’s outstanding debt obligations at closing. Ignite is a designer and marketer of durable beverage containers sold under the Contigo® and Avex® brands. For the recently completed fiscal year ended March 31, 2014, Ignite reported net sales of approximately $102 million. The acquisition was accounted for using the purchase method of accounting, and accordingly, the sales and results of operations of Ignite are included in the Company’s consolidated financial statements beginning September 4, 2014. The Company allocated $30.2 million of the purchase price to identified tangible and monetary net assets, $151.6 million to identified intangible assets, and the remainder, $131.1 million, to goodwill. The sales and results of operations of Ignite are included in the Company’s consolidated financial statements beginning September 4, 2014 and contributed net sales of $9.0 million.
On October 22, 2014, the Company acquired the assets of bubba brands, inc. (“bubba”), a designer and marketer of durable beverage containers. The purchase price was $83 million, and the acquisition was accounted for using the purchase method accounting. As a result, the sales and results of operations of bubba will be included in the Company’s consolidated financial statements beginning October 22, 2014.
These acquisitions give the Company’s Home Solutions business access to additional channels in the on-the-go hydration and thermal bottle market in North America and fit with the Company’s strategy of accelerating growth by leveraging its capabilities across additional product categories, geographies and channels.
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
In October 2014, the Company announced an expansion of Project Renewal designed to release costs in the areas of procurement, manufacturing and distribution, and through further overhead reduction. The expansion of Project Renewal will focus on significantly reducing the complexity in the business and simplifying the Company’s approach to bringing products and programs to market. The expansion of Project Renewal is expected to generate incremental annualized cost savings of approximately $200 million when fully implemented by the end of 2017. The Company expects to incur incremental costs of approximately $200 million over the same period, of which $190 million are expected to be cash costs.

By the end of 2017, the Company expects Project Renewal to deliver from $470 to $525 million of cumulative annualized savings. The Company is on track to realize annualized cost savings from the first two phases of Project Renewal of approximately $270 to $325 million by the middle of 2015. The majority of these savings are expected to be reinvested in the business to strengthen brand building and selling capabilities. Cumulative costs of the expanded Project Renewal are expected to be $540 to $575 million pretax, with cash costs of $510 to $540 million. Approximately 65% to 75% of the total costs are expected to be restructuring costs, a majority of which are expected to be employee-related cash costs, including severance, retirement and other termination benefits and costs.

Through September 30, 2014, the Company incurred $227 million and $61 million of restructuring and restructuring-related charges, respectively, the majority of which were employee-related cash costs, including severance, retirement and other termination benefits and costs. Restructuring-related charges represent certain organizational change implementation costs, including advisory and consulting costs, and incremental cost of products sold and SG&A expenses associated with the implementation of Project Renewal. In the first nine months of 2014, the Company has continued to execute existing projects as well as initiate new activities relating to Project Renewal as follows:

•
Completed the restructuring of the Development organization as part of the Organizational Simplification workstream, which includes the consolidation and relocation of its design and innovation capabilities into a new center of excellence in Kalamazoo, Michigan, and the consolidation of the marketing function into a global center of excellence.

•
The ongoing implementation of the EMEA Simplification workstream, which includes projects aimed at refocusing the region on profitable growth, including the closure, consolidation and/or relocation of certain manufacturing facilities, distribution centers, customer support and sales and administrative offices, including completing the closures of a manufacturing facility and a distribution center in EMEA during the first nine months of 2014. As part of the EMEA Simplification workstream, the Company has exited certain markets and product lines, as follows:

•	Exited direct sales in over 50 of the 120 countries and territories that the EMEA region serves;

•	Discontinued the Baby & Parenting business in about 19 countries;

•	Discontinued several lines of Baby & Parenting products; and

•	Exited the custom-logo Fine Writing business.

The Company expects sales for the year ending December 31, 2014 to be adversely impacted by $25 million compared to the year ended December 31, 2013 due to these geographic and product line exits, and through September 30, 2014, these exits have adversely impacted 2014 sales by approximately $16.5 million.

•	The implementation of projects to consolidate the Company’s North American customer and consumer service operations.

•	The implementation of the Best Cost Finance workstream by consolidating and realigning its shared services and decision support capabilities.

•	The continued execution of projects to streamline the three business partnering functions, Human Resources, Finance/IT and Legal, and to align these functions with the new operating structure.

•
The ongoing reconfiguration and consolidation of the Company’s manufacturing footprint and distribution centers to reduce overhead, improve operational efficiencies and better utilize existing assets, including the closure of a distribution center and the initiation of a project to close a manufacturing facility in North America.

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
The Company is also migrating multiple legacy systems and users to a common SAP global information platform in a phased, multi-year rollout. SAP is expected to enable the Company to integrate and manage its worldwide business and reporting processes more efficiently. Substantially all of the North American and European operations are live on SAP, and Latin America operations in Brazil, Colombia, Argentina and Chile have successfully gone live with their SAP implementation efforts. The Company’s remaining Latin America operations in Mexico and Venezuela went live on SAP on October 1, 2014.
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
Beginning in July 2013, the Venezuelan government authorized certain companies that operate in designated industry sectors to exchange a limited volume of Bolivars for U.S. Dollars at a bid rate established via weekly auctions under a system referred to as “SICAD I.” During the first quarter of 2014, the government expanded the types of transactions that may be subject to the weekly SICAD I auction rate while retaining the official rate of 6.3 Bolivars per U.S. Dollar and introduced another currency exchange mechanism (“SICAD II”). The official exchange rate for settling certain transactions through the National Center of Foreign Trade (“CENCOEX”), including imports of essential goods, remains at 6.3 Bolivars per U.S. Dollar. As of September 30, 2014, the SICAD I auction rate was 12.0 Bolivars per U.S. Dollar, and the SICAD II rate was 50.0 Bolivars per U.S. Dollar. The Company continues to believe that transactions for imports of essential goods, such as certain raw materials and finished goods (primarily in the Writing segment), may be settled at the official exchange rate of 6.3 Bolivars per U.S. Dollar, and the Company has continued to receive authorizations to import product and to receive cash for vendor payments at this rate. The Company analyzed the multiple rates currently available and the Company’s estimates of the applicable rate at which future transactions could be settled and dividends can be paid. Based on this analysis, the Company determined that the SICAD I rate is the most appropriate rate to use for remeasurement. As a result, the Company has recorded net charges of $45.6 million through the first nine months of 2014, based on changes in the applicable exchange rate applicable for remeasuring the net monetary assets of the Company’s Venezuelan operations that are denominated in Bolivars. In addition, the Company’s 2014 reported net sales and operating income are expected to be adversely impacted by an estimated $39 million and $26 million, respectively, due solely to the use of the SICAD I rate for 2014 rather than the CENCOEX rate, which includes the adverse impact on gross margins attributable to higher costs of inventory due to the use of the SICAD I rate and the increased costs of importing raw materials and finished goods. The estimated impact does not include any changes in the SICAD I rate throughout the remainder of 2014 that could also impact the costs of importing raw materials and finished goods.
As of September 30, 2014, the Company’s Venezuelan subsidiary had approximately $55.8 million of net monetary assets denominated in Bolivars at the rate of 12.0 Bolivars per U.S. Dollar, and as a result, a 10% increase (decrease) in the applicable exchange rate would result in an estimated pretax charge (benefit) of approximately $6 million. On an ongoing basis, excluding the impacts of any actions management might otherwise take in response to a change in exchange rates, such as raising or decreasing prices, a 10% increase (decrease) in the exchange rate would unfavorably (favorably) impact annual net sales and operating income by an estimated $6 million and $5 million, respectively.
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

Results of Operations
The following table sets forth for the periods indicated items from the Condensed Consolidated Statements of Operations as reported and as a percentage of net sales (in millions, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Net sales	$1,484.5	100.0%	$1,466.1	100.0%	$4,201.0	100.0%	$4,141.7	100.0%
Cost of products sold	907.8	61.2	913.6	62.3	2,571.7	61.2	2,558.5	61.8
Gross margin	576.7	38.8	552.5	37.7	1,629.3	38.8	1,583.2	38.2
Selling, general and administrative expenses	383.8	25.9	342.7	23.4	1,094.9	26.1	1,027.8	24.8
Restructuring costs	19.7	1.3	31.3	2.1	43.2	1.0	97.7	2.4
Operating income	173.2	11.7	178.5	12.2	491.2	11.7	457.7	11.1
Nonoperating expenses:
Interest expense, net	14.3	1.0	15.7	1.1	43.7	1.0	45.3	1.1
Other expense, net	7.7	0.5	0.7	—	45.1	1.1	17.9	0.4
Net nonoperating expenses	22.0	1.5	16.4	1.1	88.8	2.1	63.2	1.5
Income before income taxes	151.2	10.2	162.1	11.1	402.4	9.6	394.5	9.5
Income tax expense	28.3	1.9	39.9	2.7	78.7	1.9	94.5	2.3
Income from continuing operations	122.9	8.3	122.2	8.3	323.7	7.7	300.0	7.2
(Loss) income from discontinued operations	(0.6)	—	71.1	4.8	2.1	—	57.3	1.4
Net income	$122.3	8.2%	$193.3	13.2%	$325.8	7.8%	$357.3	8.6%
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Consolidated Operating Results:
Net sales for the three months ended September 30, 2014 were $1,484.5 million, representing an increase of $18.4 million, or 1.3%, from $1,466.1 million for the three months ended September 30, 2013. Core sales increased 2.7%, and foreign currency had the effect of decreasing net sales by 2.0%, while the Ignite acquisition had the effect of increasing net sales by 0.6%. The following table sets forth an analysis of changes in consolidated net sales for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 (in millions, except percentages):

Core sales	$39.3	2.7%
Acquisitions	9.0	0.6
Foreign currency	(29.9)	(2.0)
Total change in net sales	$18.4	1.3%
Approximately $15 million in core sales ($10 million in net sales) represented sales associated with the Latin America SAP pull-forward, which offset the adverse impact to the third quarter 2014 of an estimated $15 million in net sales pulled forward to the second quarter in anticipation of significant marketing and merchandising support at Back-to-School. The Company’s core sales growth for the three months ended September 30, 2014 was favorably impacted by additional sell-in in advance of advertising and merchandising support planned for the fourth quarter.
Core sales in the Company’s North American and international businesses increased 0.6% and 8.7%, respectively. Latin America led with core sales growth of 33.3% as a result of innovation and pricing in the Company’s Win Bigger businesses as well as the impact of sales associated with the Latin America SAP pull-forward. North America showed modest growth of 0.6%, as core sales growth in Writing and Commercial Products were partially offset by declines in Tools due to a slower than expected distribution center transition and Home Solutions due to the absence of the 2013 inventory pipeline fill related to Black Friday merchandising and deemphasizing certain lower margin Rubbermaid product lines. North America third quarter core sales were adversely impacted by the estimated $15 million of sales pulled forward to the second quarter in anticipation of increased marketing at Back-to-School. EMEA core sales declined 2.9% as a result of planned product and geographic exits and challenging market conditions in Eastern

Europe. Asia Pacific core sales increased 1.1%, primarily as a result of growth in Tools and Commercial Products in China offset by continued competition in Baby & Parenting in Japan.
Gross margin, as a percentage of net sales, for the three months ended September 30, 2014 was 38.8%, or $576.7 million, compared to 37.7%, or $552.5 million, for the three months ended September 30, 2013, as the benefit of pricing, productivity and favorable segment mix more than offset the effects of input cost inflation and unfavorable foreign currency impacts.
SG&A expenses for the three months ended September 30, 2014 were 25.9% of net sales, or $383.8 million, versus 23.4% of net sales, or $342.7 million, for the three months ended September 30, 2013. SG&A expenses increased $22.0 million as a result of increased advertising, primarily relating to the Writing segment’s continued investment in advertising for InkJoy®, Mr. Sketch® and Sharpie® products in North America, Latin America and Asia Pacific, the Commercial Products segment’s advertising for Brute and HYGEN microfiber and the Baby & Parenting segment’s advertising for the Graco® 4EVERTM All-in-One car seat. The increase was also driven by an increase in organizational change implementation and restructuring-related costs and advisory costs for process transformation and optimization initiateves, which increased from $5.7 million for the three months ended September 30, 2013 to $12.0 million for the three months ended September 30, 2014, to support efforts to improve selling, pricing and supply chain capabilities. SG&A expenses for the three months ended September 30, 2014 also include $3.1 million of acquisition and integration costs associated with the acquisition of Ignite.
The Company recorded restructuring costs of $19.7 million and $31.3 million for the three months ended September 30, 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in the third quarter of 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the three months ended September 30, 2014 primarily related to Project Renewal and consisted of $1.9 million of facility and other exit costs, including impairments, $10.3 million of employee severance, termination benefits and employee relocation costs and $7.5 million of exited contractual commitments and other restructuring costs. The restructuring costs for the three months ended September 30, 2013 primarily related to Project Renewal and consisted of $1.7 million of facility and other exit costs, including impairments, $25.9 million of employee severance, termination benefits and employee relocation costs and $3.7 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the three months ended September 30, 2014 was $173.2 million, or 11.7% of net sales, versus $178.5 million, or 12.2% of net sales, for the three months ended September 30, 2013. Gross margin expansion was more than offset by increased investment in brands and capabilities.
Net nonoperating expenses for the three months ended September 30, 2014 were $22.0 million versus $16.4 million for the three months ended September 30, 2013. Interest expense for the three months ended September 30, 2014 was $14.3 million, compared to $15.7 million for the three months ended September 30, 2013, with the decrease due to lower average interest rates. The increase in nonoperating expenses during the three months ended September 30, 2014 was largely driven by the negative impact of the hyperinflationary accounting for the Company’s Venezuelan operations compared to the three months ended September 30, 2013, which resulted in the Company recognizing a $6.9 million foreign exchange loss during the three months ended September 30, 2014.
The Company recognized an effective income tax rate 18.7% for the three months ended September 30, 2014, which compared to an effective income tax rate of 24.6% for the three months ended September 30, 2013. The tax rate for the three months ended September 30, 2014 was impacted by the reduction of a valuation allowance related to certain international deferred tax assets of $17.1 million. The tax rate for the three months ended September 30, 2013 was impacted by $3.1 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. The Company’s effective tax rates for the three months ended September 30, 2014 and 2013 were also impacted by the geographical mix in earnings and other discrete items recorded in the periods.
(Loss) income from discontinued operations during the three months ended September 30, 2014 and 2013 relates to the Company’s Hardware, Teach, Endicia and Culinary electrics and retail businesses. The Endicia and Culinary electrics and retail businesses were classified as discontinued operations based on the Company’s initiation of a plan to sell the businesses in the third quarter of 2014. During the three months ended September 30, 2014, the Company recorded a loss of $0.6 million, net of tax, associated with discontinued operations, compared to income of $71.1 million during the three months ended September 30, 2013. The income in the prior year is primarily attributable to a gain on the sale of the Hardware business. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.

Business Segment Operating Results:
Net sales by segment were as follows for the three months ended September 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$453.2	$442.2	2.5%
Home Solutions	417.0	422.8	(1.4)
Tools	214.8	210.6	2.0
Commercial Products	218.0	196.3	11.1
Baby & Parenting	181.5	194.2	(6.5)
Total net sales	$1,484.5	$1,466.1	1.3%
The following table sets forth an analysis of changes in net sales in each segment for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	8.3%	(3.2)%	2.3%	11.3%	(5.8)%
Acquisitions	—	2.1	—	—	—
Foreign currency	(5.8)	(0.3)	(0.3)	(0.2)	(0.7)
Total change in net sales	2.5%	(1.4)%	2.0%	11.1%	(6.5)%

Operating income by segment was as follows for the three months ended September 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$108.3	$107.9	0.4%
Home Solutions	60.9	67.1	(9.2)
Tools	22.1	12.3	79.7
Commercial Products	27.5	23.5	17.0
Baby & Parenting	8.2	23.9	(65.7)
Restructuring costs	(19.7)	(31.3)	37.1
Corporate (1)	(34.1)	(24.9)	(36.9)
Total operating income	$173.2	$178.5	(3.0)%

(1)
Includes organizational change implementation and restructuring-related costs of $6.1 million and $6.7 million associated with Project Renewal for the three months ended September 30, 2014 and 2013, respectively. The Corporate amount for the three months ended September 30, 2014 also includes $5.9 million of advisory costs for process transformation and optimization.

Writing
Net sales for the three months ended September 30, 2014 were $453.2 million, an increase of $11.0 million, or 2.5%, from $442.2 million for the three months ended September 30, 2013. Core sales increased 8.3% primarily driven by strong innovation and positive pricing. Latin America generated double digit core sales growth, which included the impact of the Latin America SAP pull-forward offset by the third quarter impact of about $15 million in core sales pulled forward to the second quarter in anticipation of significant marketing and merchandising support of Back-to-School. North America core sales grew low single digits, despite the second quarter pull forward of approximately $15 million in sales from early Back-to-School shipments. EMEA generated low single digit core sales growth, despite the product line exits, while Asia Pacific had a low single digit core sales decline. Foreign currency had an unfavorable impact of 5.8% on net sales for the Writing segment.
Operating income for the three months ended September 30, 2014 was $108.3 million, or 23.9% of net sales, an increase of $0.4 million, or 0.4%, from $107.9 million, or 24.4% of net sales, for the three months ended September 30, 2013. The 50 basis point decrease in operating margin is primarily attributable to an increase in advertising spend, which was the primary driver of SG&A increasing 280 basis points as a percentage of sales, partially offset by productivity, pricing and overhead cost management.
Home Solutions
Net sales for the three months ended September 30, 2014 were $417.0 million, a decrease of $5.8 million, or 1.4%, from $422.8 million for the three months ended September 30, 2013. Core sales declined 3.2% as strong Rubbermaid Food Storage growth was more than offset by the absence of the 2013 inventory pipeline fill related to Black Friday merchandising and deemphasizing certain lower margin Rubbermaid product lines. Foreign currency had an unfavorable impact of 0.3% on net sales, and the Ignite acquisition had a favorable impact of 2.1% on net sales for the Home Solutions segment.
Operating income for the three months ended September 30, 2014 was $60.9 million, or 14.6% of net sales, a decrease of $6.2 million, or 9.2%, from $67.1 million, or 15.9% of net sales, for the three months ended September 30, 2013. The 130 basis point decline in operating margin is primarily a result of acquisition and integration costs of $3.1 million partially offset by pricing. Increased advertising and the acquisition and integration costs were the main drivers of SG&A increasing 230 basis points as a percentage of sales.
Tools
Net sales for the three months ended September 30, 2014 were $214.8 million, an increase of $4.2 million, or 2.0%, from $210.6 million for the three months ended September 30, 2013. Core sales increased 2.3% driven by high single digit core growth in EMEA and double digit core growth in Latin America as a result of innovation and new distribution. Core sales grew mid-single digits in Asia Pacific. North America realized a low single digit core sales decline due to a slower than expected consolidation of an Irwin distribution center in the U.S. Foreign currency had an unfavorable impact of 0.3% on net sales for the Tools segment.
Operating income for the three months ended September 30, 2014 was $22.1 million, or 10.3% of net sales, an increase of $9.8 million, or 79.7%, from $12.3 million, or 5.8% of net sales, for the three months ended September 30, 2013. The 450 basis point increase in operating margin is attributable to gross margin expansion behind improved mix, productivity and pricing, partially offset by cost inefficiencies associated with the distribution center transition. SG&A decreased 320 basis points as a percentage of sales due to a reduction in brand support in North America.
Commercial Products
Net sales for the three months ended September 30, 2014 were $218.0 million, an increase of $21.7 million, or 11.1%, from $196.3 million for the three months ended September 30, 2013. Core sales increased 11.3% driven by innovation, pricing, strong growth in North America and growth through expanded distribution in Brazil and China. Foreign currency had an unfavorable impact of 0.2% on net sales for the Commercial Products segment.
Operating income for the three months ended September 30, 2014 was $27.5 million, or 12.6% of net sales, an increase of $4.0 million, or 17.0%, from $23.5 million, or 12.0% of net sales, for the three months ended September 30, 2013. The 60 basis point increase in operating margin reflects improved gross margin attributable to pricing and productivity, partially offset by input cost inflation and increased advertising. Improved operating leverage was partially offset by increased advertising, which contributed to SG&A declining 20 basis points as a percentage of sales.
Baby & Parenting
Net sales for the three months ended September 30, 2014 were $181.5 million, a decrease of $12.7 million, or 6.5%, from $194.2 million for the three months ended September 30, 2013. Although core sales stabilized in North America, core sales decreased 5.8% driven by planned product and geographic exits in EMEA, difficult market conditions in Eastern Europe and increased competition in Japan. Foreign currency had an unfavorable impact of 0.7% on net sales for the Baby & Parenting segment.
Operating income for the three months ended September 30, 2014 was $8.2 million, or 4.5% of net sales, a decrease of $15.7 million, or 65.7%, from $23.9 million, or 12.3% of net sales, for the three months ended September 30, 2013. The 780 basis point decrease in operating margin was largely driven by unfavorable mix due to continued weakness in Japan, increased advertising and promotion in North America, the adverse impact of foreign currency, and $2.4 million of costs associated with the harness buckle recall in the U.S., partially offset by pricing. The deleveraging impact of lower sales and increased advertising contributed to SG&A increasing 620 basis points as a percentage of sales.

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Consolidated Operating Results:
Net sales for the nine months ended September 30, 2014 were $4,201.0 million, representing an increase of $59.3 million, or 1.4%, from $4,141.7 million for the nine months ended September 30, 2013. Core sales increased 2.9%. Foreign currency had the effect of decreasing net sales by 1.7%, while the Ignite acquisition had the effect of increasing net sales by 0.2%. The following table sets forth an analysis of changes in consolidated net sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 (in millions, except percentages):

Core sales	$118.3	2.9%
Acquisitions	9.0	0.2
Foreign currency	(68.0)	(1.7)
Total change in net sales	$59.3	1.4%
Core sales in the Company’s North American and international businesses increased 1.8% and 5.7%, respectively. Latin America led with 30.5% core sales growth as a result of innovation and pricing in our Win Bigger businesses, new distribution in Tools, and about $15 million of core sales ($10 million of net sales), or 35 basis points of total company core sales growth, due to the Latin America SAP pull-forward. North America generated 1.8% core sales growth, as core sales growth in Writing, Tools and Commercial Products were partially offset by declines in Baby & Parenting, primarily as a result of the Graco® harness buckle recall, and declines in Home Solutions. EMEA core sales declined 2.9% as a result of planned product and geographic exits and challenging market conditions in Eastern Europe. Asia Pacific core sales declined 2.6% primarily as a result of increased competition in Japan relative to the Baby & Parenting business.
Gross margin, as a percentage of net sales, for the nine months ended September 30, 2014 was 38.8%, or $1,629.3 million, an increase of 60 basis points, as pricing across all segments, productivity and segment mix more than offset the impact of inflation, transactional foreign currency, costs associated with the Graco harness buckle recall and the adverse impact of increased Venezuelan inventory costs.
SG&A expenses for the nine months ended September 30, 2014 were 26.1% of net sales, or $1,094.9 million, versus 24.8% of net sales, or $1,027.8 million, for the nine months ended September 30, 2013. Advertising increased 100 basis points as a percentage of net sales as a result of investments in advertising in the Writing segment for InkJoy®, Mr. Sketch® and Sharpie® products in North America, Latin America and Asia Pacific, the Commercial Products segment’s advertising for Brute and HYGEN microfiber, and advertising in Baby & Parenting to support the introduction of the Graco® 4EVERTM All-in-One car seat, combined with continued investment in selling capabilities in North America and Latin America as well. The increase was also driven by an increase in organizational change implementation and restructuring-related costs and advisory costs for process transformation and optimization initiatives, which increased from $14.4 million for the nine months ended September 30, 2013 to $30.0 million for the nine months ended September 30, 2014, to support efforts to improve selling, pricing and supply chain capabilities. These increases were partially offset by savings resulting from Project Renewal.
The Company recorded restructuring costs of $43.2 million and $97.7 million for the nine months ended September 30, 2014 and 2013, respectively. The year-over-year decrease in restructuring costs is primarily due to the significant costs incurred in the first nine months of 2013 associated with the implementation of restructuring plans and initiatives under Project Renewal in Europe as part of the EMEA Simplification workstream. The restructuring costs for the nine months ended September 30, 2014 primarily related to Project Renewal and consisted of $4.7 million of facility and other exit costs, including impairments, $26.1 million of employee severance, termination benefits and employee relocation costs and $12.4 million of exited contractual commitments and other restructuring costs. The restructuring costs for the nine months ended September 30, 2013 primarily related to Project Renewal and consisted of $4.0 million of facility and other exit costs, including impairments, $76.1 million of employee severance, termination benefits and employee relocation costs and $17.6 million of exited contractual commitments and other restructuring costs. See Footnote 5 of the Notes to Condensed Consolidated Financial Statements for further information.
Operating income for the nine months ended September 30, 2014 was $491.2 million, or 11.7% of net sales, versus $457.7 million, or 11.1% of net sales, for the nine months ended September 30, 2013, as positive pricing, productivity, segment mix and the decline in restructuring costs more than offset a significant increase in investments in advertising and capability building and costs associated with the Graco harness buckle recall.
Net nonoperating expenses for the nine months ended September 30, 2014 were $88.8 million versus $63.2 million for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 was $43.7 million compared to $45.3 million for the nine months ended September 30, 2013, as a result of a decline in average outstanding debt. The increase in nonoperating expenses during the nine months ended September 30, 2014 was driven by foreign currency exchange losses of $45.6 million for the Company’s Venezuelan operations, which includes a $38.7 million charge upon adoption of the SICAD I rate in the first quarter of 2014. The Company recorded a foreign currency exchange loss of $11.1 million during the nine months ended September 30, 2013 due to the devaluation of the Venezuelan Bolivar.
The Company recognized an effective income tax rate of 19.6% for the nine months ended September 30, 2014, which compared to an effective income tax rate of 24.0% for the nine months ended September 30, 2013, primarily due to the reduction of a valuation allowance related to certain international deferred tax assets of $17.1 million and discrete income tax benefits of $11.2 million related to the resolution of certain tax contingencies during the nine months ended September 30, 2014. The tax rate for the nine months ended September 30, 2013 was impacted by the geographical mix in earnings and $7.9 million of tax benefits related to the resolution of various income tax contingencies and the expiration of various statutes of limitation. Additionally, the income tax rate for 2013 was favorably impacted by $8.3 million of net tax benefits associated with the recognition of incremental deferred taxes.
Income from discontinued operations during the nine months ended September 30, 2014 and 2013 relates to the Company’s Hardware, Teach, Endicia and Culinary electrics and retail businesses. During the nine months ended September 30, 2014, the Company recorded income of $2.1 million, net of tax, associated with discontinued operations, compared to income, including impairments, of $57.3 million during the nine months ended September 30, 2013. See Footnote 3 of the Notes to Condensed Consolidated Financial Statements for further information.
Business Segment Operating Results:
Net sales by segment were as follows for the nine months ended September 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$1,290.7	$1,235.2	4.5%
Home Solutions	1,116.8	1,146.3	(2.6)%
Tools	624.9	597.2	4.6%
Commercial Products	624.1	583.0	7.0%
Baby & Parenting	544.5	580.0	(6.1)%
Total net sales	$4,201.0	$4,141.7	1.4%
The following table sets forth an analysis of changes in net sales in each segment for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013:

	Writing	Home Solutions	Tools	Commercial Products	Baby & Parenting
Core sales	8.5%	(2.8)%	5.8%	7.3%	(5.7)%
Acquisitions	—	0.8	—	—	—
Foreign currency	(4.0)	(0.6)	(1.2)	(0.3)	(0.4)
Total change in net sales	4.5%	(2.6)%	4.6%	7.0%	(6.1)%

Operating income by segment was as follows for the nine months ended September 30, (in millions, except percentages):

	2014	2013	% Change
Writing	$313.5	$289.9	8.1%
Home Solutions	136.4	155.7	(12.4)%
Tools	73.4	49.3	48.9%
Commercial Products	77.5	67.0	15.7%
Baby & Parenting(1)	25.8	71.6	(64.0)%
Restructuring costs	(43.2)	(97.7)	55.8%
Corporate(2)	(92.2)	(78.1)	(18.1)%
Total operating income	$491.2	$457.7	7.3%

(1)	Results for the nine months ended September 30, 2014 include $13.8 million of charges related to the Graco® harness buckle recall in the U.S.

(2)
Includes organizational change implementation and restructuring-related costs of $24.1 million and $14.4 million associated with Project Renewal for the nine months ended September 30, 2014 and 2013, respectively. The Corporate amount for the nine months ended September 30, 2014 also includes $5.9 million of advisory costs for process transformation and optimization initiatives.

Writing
Net sales for the nine months ended September 30, 2014 were $1,290.7 million, an increase of $55.5 million, or 4.5%, from $1,235.2 million for the nine months ended September 30, 2013. Core sales increased 8.5% driven by innovation, positive pricing and advertising and merchandising support. Latin America generated double digit core sales growth, which included $15 million in core sales ($10 million in net sales) associated with the Latin America SAP pull-forward. North America core sales grew mid single digits as a result of increased advertising and strong Back-To-School sales. EMEA cores sales declined low single digits largely attributable to planned product line exits in Fine Writing, while Asia Pacific generated low single digit core sales growth. Foreign currency had an unfavorable impact of 4.0% on net sales for the Writing segment. The Writing segment’s core sales growth for the nine months ended September 30, 2014 was favorably impacted by additional sell-in in advance of advertising and merchandising support planned for the fourth quarter of 2014.
Operating income for the nine months ended September 30, 2014 was $313.5 million, or 24.3% of net sales, an increase of $23.6 million, or 8.1%, from $289.9 million, or 23.5% of net sales, for the nine months ended September 30, 2013. The 80 basis point increase in operating margin is primarily attributable to pricing, mix, strong productivity and disciplined overhead management, partially offset by an increase in brand support for InkJoy® and Sharpie®. The savings from overhead management were more than offset by the increased advertising, contributing to SG&A increasing 120 basis points as a percentage of sales.
Home Solutions
Net sales for the nine months ended September 30, 2014 were $1,116.8 million, a decrease of $29.5 million, or 2.6%, from $1,146.3 million for the nine months ended September 30, 2013. Core sales declined 2.8% primarily as a result of a decline in North America sales, as growth in Rubbermaid® Food Storage and Calphalon® were more than offset by the absence of the 2013 inventory pipeline fill related to Black Friday merchandising, deemphasizing certain low margin Rubbermaid® products and soft point-of-sale results partially attributable to the inclement weather conditions in early 2014. Foreign currency had an unfavorable impact of 0.6% on net sales, and the Ignite acquisition had a favorable impact of 0.8% on net sales for the Home Solutions segment.
Operating income for the nine months ended September 30, 2014 was $136.4 million, or 12.2% of net sales, a decrease of $19.3 million, or 12.4%, from $155.7 million, or 13.6% of net sales, for the nine months ended September 30, 2013. The 140 basis point decline in operating margin reflects increased advertising, the effects of input cost inflation and the deleveraging effect on operating margins of lower sales volumes, partially offset by pricing, productivity and overhead cost management. The more efficient management of overhead costs was more than offset by the deleveraging effect and increased advertising, resulting in SG&A increasing 80 basis points as a percentage of sales.
Tools
Net sales for the nine months ended September 30, 2014 were $624.9 million, an increase of $27.7 million, or 4.6%, from $597.2 million for the nine months ended September 30, 2013. Core sales increased 5.8% driven by high single digit growth in EMEA and double digit growth in Latin America, primarily from strong volume growth on Irwin®. North America generated low single digit core sales growth, as strong volume growth on Lenox® was partially offset by the impact of a slower than expected transition of an Irwin distribution center in the third quarter of 2014. Foreign currency had an unfavorable impact of 1.2% on net sales for the Tools segment.
Operating income for the nine months ended September 30, 2014 was $73.4 million, or 11.7% of net sales, an increase of $24.1 million, or 48.9%, from $49.3 million, or 8.3% of net sales, for the nine months ended September 30, 2013. The 340 basis point increase in operating margin is attributable to greater operating leverage from the strong sales growth, gross margin expansion behind improved mix, Project Renewal savings, as well as reduced launch brand support in Brazil and a reduction in brand support in North America versus last year. The operating leverage, Project Renewal savings and reduced brand support in Brazil and North America contributed to SG&A decreasing 230 basis points as a percentage of sales.
Commercial Products
Net sales for the nine months ended September 30, 2014 were $624.1 million, an increase of $41.1 million, or 7.0%, from $583.0 million for the nine months ended September 30, 2013. Core sales increased 7.3% driven by innovation, pricing, new distribution in Brazil and China and volume growth in all regions. Foreign currency had an unfavorable impact of 0.3% on net sales for the Commercial Products segment.

Operating income for the nine months ended September 30, 2014 was $77.5 million, or 12.4% of net sales, an increase of $10.5 million, or 15.7%, from $67.0 million, or 11.5% of net sales, for the nine months ended September 30, 2013. The 90 basis point increase in operating margin reflects the benefits of improved operating leverage, pricing, mix and strong productivity, partially offset by input cost inflation and increased advertising. The improved operating leverage contributed to SG&A declining 50 basis points as a percentage of sales.
Baby & Parenting
Net sales for the nine months ended September 30, 2014 were $544.5 million, a decrease of $35.5 million, or 6.1%, from $580.0 million for the nine months ended September 30, 2013. Core sales decreased 5.7% as a result of planned geographic exits in EMEA, difficult market conditions in Eastern Europe, competitive pressures in Japan and the negative impact of the Graco® harness buckle recall in the U.S. Foreign currency had an unfavorable impact of 0.4% on net sales for the Baby & Parenting segment.
Operating income for the nine months ended September 30, 2014 was $25.8 million, or 4.7% of net sales, a decrease of $45.8 million, or 64.0%, from $71.6 million, or 12.3% of net sales, for the nine months ended September 30, 2013. The 760 basis point decrease in operating margin was largely due to the $13.8 million of costs associated with the recall, geographic mix, increased advertising and promotion in North America and the deleveraging impact of lower sales, partially offset by pricing. The deleveraging impact of lower sales, increased advertising and SG&A costs associated with administering and supporting the recall contributed to SG&A increasing 440 basis points as a percentage of sales.

Liquidity and Capital Resources
Cash and cash equivalents (decreased) increased as follows for the nine months ended September 30, (in millions):

	2014	2013
Cash provided by operating activities	$343.3	$301.0
Cash (used in) provided by investing activities	(408.4)	97.0
Cash used in financing activities	(3.0)	(382.2)
Currency effect on cash and cash equivalents	(25.6)	(2.2)
(Decrease) increase in cash and cash equivalents	$(93.7)	$13.6
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
Cash provided by operating activities for the nine months ended September 30, 2014 and 2013 was $343.3 million and $301.0 million, respectively. The year-over-year improvement in cash generation from operating activities was largely due to the impact of the following items:

•
an $83.9 million year-over-year decrease in cash used to build inventories during the first nine months of 2014 compared to the first nine months of 2013 partially attributable to the higher inventory pre-builds in 2013 to support back-half promotions;

•	a $100.0 million contribution to the Company’s primary U.S. pension plan made in 2013; and

•	a $17.3 million reduction in cash paid for income taxes;

partially offset by

•
a $76.5 million year-over-year increase in the change in accounts receivables driven by sales growth, particularly in North America and Latin America in the Win Bigger segments, and the timing of collections;

•	a $63.1 million year-over-year decrease in cash provided by the change in accounts payable due to a smaller increase in 2014 in days payable outstanding; and

•	a $10.8 million increase in cash paid for restructuring activities.

During the nine months ended September 30, 2014, the Company received net proceeds of $343.1 million from short-term borrowing arrangements, which include commercial paper and the receivables financing facility, compared to net payments of $180.9 million used to repay short-term borrowing arrangements during the nine months ended September 30, 2013.
During the nine months ended September 30, 2013, the Company sold its Hardware and Teach businesses for aggregate net proceeds of $180.9 million.
Uses
Historically, the Company’s primary uses of liquidity and capital resources have included seasonal working capital investments, capital expenditures, payments on debt, dividend payments, share repurchases and acquisitions.
Capital expenditures were $101.0 million and $85.7 million for the nine months ended September 30, 2014 and 2013, respectively. Capital expenditures associated with the implementation of SAP were $9.6 million and $17.5 million for the nine months ended September 30, 2014 and 2013, respectively.
Aggregate dividends paid were $136.1 million and $132.1 million for the nine months ended September 30, 2014 and 2013, respectively.
In February 2014, the Company announced an extension and expansion of the Company’s ongoing share repurchase program (the “SRP”). As extended and expanded, the Company may repurchase up to $300.0 million of its shares from February 2014 through the end of 2016. During the nine months ended September 30, 2014, the Company repurchased and retired 8.6 million shares pursuant to the SRP for $262.6 million, compared to 4.7 million shares repurchased and retired for $119.2 million during the nine months ended September 30, 2013.
Cash paid for restructuring activities was $61.7 million and $50.9 million for the nine months ended September 30, 2014 and 2013, respectively, and is included in the net cash provided by operating activities. These payments primarily relate to employee severance, termination benefits and relocation costs, and exited contractual commitments and other charges.
During the nine months ended September 30, 2014, the Company acquired Ignite Holdings, LLC for $312.9 million.
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
The following table depicts the Company’s cash conversion cycle for the periods presented (in number of days):

	September 30, 2014	December 31, 2013	September 30, 2013
Accounts receivable	70	68	63
Inventory	79	67	78
Accounts payable	(58)	(55)	(55)
Cash conversion cycle	91	80	86
The Company’s cash conversion cycle is impacted by the seasonality of its businesses and generally tends to be longer in the first and second quarters due to inventory build-ups early in the year for seasonal sales activity and credit terms provided to customers.
The increase in the cash conversion cycle compared to September 30, 2013 is partially attributable to (1) the impact of the acquisition of Ignite, since Ignite’s working capital is included at September 30, 2014, but the Company’s results of operations for the most recently completed quarter include less than one month of results of operations of Ignite and (2) the impact of the sale of the Hardware business, since the Hardware business’ working capital was not included at September 30, 2013 but the Company’s results of operations for the three months ended September 30, 2013 included more than two months of results of operations of the Hardware business. These two items increased the cash conversion cycle by approximately 2.5 days as of September 30, 2014 compared to September 30, 2013. The remainder of the increase is primarily attributable to the timing of customer orders in the third quarter of 2014 compared to the third quarter of 2013.

Financial Position
The Company is committed to maintaining a strong financial position through maintaining sufficient levels of available liquidity, managing working capital, and monitoring the Company’s overall capitalization.

•
Cash and cash equivalents at September 30, 2014 were $132.6 million, and the Company had $638.6 million of total available borrowing capacity under the $800.0 million unsecured syndicated revolving credit facility.

•
Working capital at September 30, 2014 was $188.7 million compared to $681.1 million at December 31, 2013, and the current ratio at September 30, 2014 was 1.09:1 compared to 1.42:1 at December 31, 2013. The decline in working capital and current ratio is attributable to the classification of the $250.0 medium-term notes due June 2015 as a current liability at September 30, 2014 and increased short-term borrowings under the receivables financing facility and commercial paper to finance the acquisition of Ignite.

•
The Company monitors its overall capitalization by evaluating net debt to total capitalization. Net debt to total capitalization is defined as the sum of short- and long-term debt, less cash, divided by the sum of total debt and stockholders’ equity, less cash. Net debt to total capitalization was 0.50:1 at September 30, 2014 and 0.44:1 at December 31, 2013, as the Company increased its short-term borrowings during the nine months ended September 30, 2014 to finance the acquisition of Ignite and for seasonal inventory builds, customer payment terms and annual cash payments for the paydown of customer accruals and annual incentive compensation.

The Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its overall financial position and balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions. The Company also may issue new debt from time-to-time.

Cash and cash equivalents at September 30, 2014 includes $51.0 million subject to currency exchange controls in Venezuela, which limits the total amount of cash and cash equivalents held by the Company that can be used at any particular point in time to support its worldwide operations.
Borrowing Arrangements
In December 2011, the Company entered into a credit agreement (the “Credit Agreement”) with a syndicate of banks. As extended, the Credit Agreement provides for an unsecured syndicated revolving credit facility with a maturity date of December 2, 2018, and an aggregate commitment at any time outstanding of up to $800.0 million (the “Facility”). The Facility is intended to be used for general corporate purposes and, in addition, provides the committed backup liquidity required to issue commercial paper. Accordingly, commercial paper may be issued only up to the amount available for borrowing under the Facility. The Facility also provides for the issuance of up to $100.0 million of letters of credit, so long as there is a sufficient amount available for borrowing under the Facility. As of September 30, 2014, there were no borrowings outstanding or standby letters of credit issued under the Facility, and the Company had commercial paper obligations outstanding of $161.4 million, resulting in $638.6 million of borrowing capacity available under the Facility.
In addition to the committed portion of the Facility, the Credit Agreement provides for extensions of competitive bid loans from one or more lenders (at the lenders’ discretion) of up to $500.0 million, which is not a utilization of the amount available for borrowing under the Facility.
The Company’s receivables financing facility provides for available borrowings of up to $350.0 million and expires in September 2015. As of September 30, 2014, the Company had $350.0 million of outstanding borrowings under the receivables financing facility.

The following table presents the maximum and average daily borrowings outstanding under the Company’s short-term borrowing arrangements during the nine months ended September 30, (in millions):

	2014		2013
Short-term Borrowing Arrangement	Maximum	Average	Maximum	Average
Commercial paper	$234.4	$117.1	$249.6	$152.9
Receivables financing facility	350.0	202.1	200.0	189.7
The indentures governing the Company’s medium-term notes contain usual and customary nonfinancial covenants. The Company’s borrowing arrangements other than the medium-term notes contain usual and customary nonfinancial covenants and certain financial covenants, including minimum interest coverage and maximum debt-to-total-capitalization ratios. As defined by the agreements governing the borrowing arrangements, minimum interest coverage ratio is computed as adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) divided by adjusted interest expense for the four most recent quarterly periods. Generally, maximum debt-to-total-capitalization is calculated as the sum of short-term and long-term debt divided by the sum of (i) total debt, (ii) total stockholders’ equity and (iii) $750.0 million related to impairment charges incurred by the Company. As of September 30, 2014, the Company had complied with all covenants under the indentures and its other borrowing arrangements, and the Company could access the full borrowing capacity available under the Facility, and utilize the $638.6 million for general corporate purposes without exceeding the debt-to-total-capitalization limit in its financial covenants. A failure to maintain the financial covenants would impair the Company’s ability to borrow under the Facility and the receivables financing facility and may result in the acceleration of the repayment of certain indebtedness.
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
Total debt was $2.2 billion as of September 30, 2014 and $1.8 billion as of December 31, 2013, an increase of $350.4 million due to increased borrowings under the Company’s short-term borrowing arrangements, including its receivables financing facility and commercial paper, for the acquisition of Ignite, working capital investments and payments of customer program and annual incentive compensation liabilities.
As of September 30, 2014, the current portion of long-term debt and short-term debt totaled $768.1 million, including $161.4 million of commercial paper obligations, $350.0 million of borrowings under the receivables financing facility and $250.0 million of medium-term notes due June 2015.
The following table presents the average outstanding debt and weighted average interest rates (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average outstanding debt	$2,082.1	$2,011.0	$1,996.0	$2,030.1
Average interest rate (1)	2.8%	3.0%	3.0%	3.0%

(1)	The average interest rate includes the impacts of outstanding fixed-for-floating interest rate swaps.
The Company’s floating-rate debt, which includes medium-term notes that are subject to fixed-for-floating interest rate swaps, was 57.7% and 50.4% of total debt as of September 30, 2014 and December 31, 2013, respectively. The increase in floating-rate debt is primarily due to an increase of $341.4 million in short-term, floating-rate debt at September 30, 2014 compared to December 31, 2013. See Footnote 7 of the Notes to Condensed Consolidated Financial Statements for further information.

Pension and Other Obligations
The Company has adopted and sponsors pension plans in the U.S. and in various other countries. The Company’s ongoing funding requirements for its pension plans are largely dependent on the value of each of the plan’s assets and the investment returns realized on plan assets as well as prevailing market rates of interest.
Future increases or decreases in pension liabilities and required cash contributions are highly dependent on changes in interest rates, the actual return on plan assets and various estimates regarding the timing and amount of future benefit payments. The Company is planning to use updated mortality assumptions to estimate its U.S. defined benefit plan liabilities for the year ending December 31, 2014, and the Company estimates its defined benefit liabilities will increase by approximately $60 to $80 million as a result of using the updated mortality assumptions.
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
In September 2014, the Company commenced an offer to approximately 5,700 former employees who have deferred vested benefits under the Company’s tax-qualified U.S. pension plan. These former employees have the opportunity to make a one-time election to receive a lump-sum distribution of the present value of their benefits by the end of 2014. The benefit obligation associated with these former employees is approximately $200 million, equivalent to approximately 20% of the Company's benefit obligation for its U.S. tax-qualified pension plan. The cash payments to those electing the lump sum distribution will be made from the pension plan assets. Therefore, the lump sum payment offer will not impact the Company’s cash flow. Based on the average acceptance rate of similar offers of approximately 50%, the Company would recognize a one-time, non-cash settlement charge in the fourth quarter of 2014. At a 50% acceptance rate, the Company would expect to incur a non-cash charge of approximately $50 million during the fourth quarter of 2014. The Company will not be able to determine the amount of the fourth quarter charge until the offer is completed.
Dividends
The Company’s Board of Directors previously approved a 13% increase in the quarterly dividend from $0.15 per share to $0.17 per share, effective with the quarterly dividend paid in June 2014. The Company intends to maintain dividends at a level such that operating cash flows can be used to fund growth initiatives, acquisitions and restructuring activities, and at the Company’s discretion, to repay outstanding debt. The payment of dividends to holders of the Company’s common stock remains at the discretion of the Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, payout ratio and other factors the Board of Directors deems relevant.
Share Repurchase Program
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. During the nine months ended September 30, 2014, the Company repurchased 8.6 million shares pursuant to the SRP for $262.6 million, and such shares were immediately retired. Since the inception of the SRP through September 30, 2014, the Company has repurchased and retired a total of 21.6 million shares for $519.7 million and had $37.4 million available under the SRP for future repurchases as of September 30, 2014. The repurchase of additional shares is at the Company’s discretion and will depend upon many factors, including the Company’s financial condition, liquidity and legal requirements. Although the SRP authorizes the Company to repurchase shares through the end of 2016, the Company may execute such repurchases at any time and from time to time and may accelerate and complete authorized repurchases under the SRP sooner than the scheduled expiration.
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
Outlook
For the year ending December 31, 2014, the Company expects to generate cash flows from operations of $600 to $650 million after restructuring and restructuring-related cash payments of $100 to $120 million. The Company plans to fund capital expenditures of approximately $150 to $175 million, which includes capital expenditures associated with the implementation of SAP in Latin America. The purchase price of the bubba assets of $83 million was financed through a combination of operating cash flow and available borrowings.

Overall, the Company believes that available cash and cash equivalents, cash flows generated from future operations, access to capital markets, and availability under the Facility and receivables financing facility will be adequate to support the cash needs of existing businesses. The Company plans to use available cash, borrowing capacity, cash flows from future operations and alternative financing arrangements to pay for the acquisition of bubba and to repay debt maturities as they come due, including short-term debt of $517.0 million, which includes the Company’s outstanding commercial paper obligations and borrowings under the receivables financing facility, and current portion of long-term debt of $251.1 million, which includes $250.0 million of medium-term notes due June 2015.

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
The Company’s management believes that core sales provides a more complete understanding of underlying sales trends by providing sales on a consistent basis as it excludes the impacts of acquisitions and changes in foreign currency from year-over-year comparisons. The effect of foreign currency on reported sales is determined by applying a fixed exchange rate, calculated as the 12-month average in 2013, to the current and prior year local currency sales amounts, with the difference in these two amounts being the impact on core sales related to foreign currency, and the difference between the change in as reported sales and the change in core sales related to foreign currency reported as the currency impact.
While the Company believes that non-GAAP financial measures are useful in evaluating performance, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Additionally, non-GAAP financial measures may differ from similar measures presented by other companies.
The following table provides a reconciliation of changes in core sales to changes in reported net sales by geographic region:

	Three Months Ended September 30, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	0.6%	(2.9)%	33.3%	1.1%	8.7%	2.7%
Acquisitions	0.8	—	—	—	—	0.6
Foreign currency	(0.2)	(1.0)	(22.1)	(1.2)	(7.3)	(2.0)
Total change in net sales	1.2%	(3.9)%	11.2%	(0.1)%	1.4%	1.3%

	Nine Months Ended September 30, 2014
	North America	Europe, Middle East and Africa	Latin America	Asia Pacific	Total International	Total Company
Core sales	1.8%	(2.9)%	30.5%	(2.6)%	5.7%	2.9%
Acquisitions	0.3	—	—	—	—	0.2
Foreign currency	(0.4)	2.4	(20.2)	(3.8)	(5.1)	(1.7)
Total change in net sales	1.7%	(0.5)%	10.3%	(6.4)%	0.6%	1.4%
Reconciliations of changes in core sales to changes in reported net sales on a consolidated basis and by segment are provided earlier in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill
The Company performs its annual impairment testing of goodwill at a reporting unit level, and all of the Company’s goodwill is assigned to the Company’s reporting units. Reporting units are generally one level below the operating segment level. The Company performed its annual goodwill impairment testing as of July 1, 2014 for the 13 reporting units that comprise the Company’s five operating segments. Acquired businesses, if any, including goodwill arising from such transactions, are integrated into the Company's existing reporting units.
As of July 1, 2014, the Company had 13 reporting units with total goodwill of $2.4 billion. Four of the Company’s 13 reporting units accounted for over 72% of the Company’s total goodwill. These four reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; and Industrial Products & Services.
The Company conducts its annual test of impairment of goodwill as of the first day of the third quarter because it generally coincides with its annual strategic planning process. The Company also tests for impairment if events and circumstances indicate that it is more likely than not that the fair value of a reporting unit is below its carrying amount. For example, if macroeconomic factors, such as consumer demand and consumer confidence, deteriorate materially such that the Company's reporting units’ projected sales and operating income decline significantly relative to previous estimates, the Company will perform an interim test to assess whether goodwill is impaired. The Company determined that no interim tests of impairment of goodwill were necessary during the first nine months of 2014.
In the Company’s goodwill impairment testing, if the carrying amount of a reporting unit is greater than its fair value, impairment may be present. Estimates made by management in performing its impairment testing may impact whether or not an impairment charge is necessary and the magnitude of the corresponding impairment charge to the extent one is recorded. The Company uses multiple valuation approaches in its impairment testing, each of which requires estimates to arrive at an estimate of fair value. For the Company's reporting units that are stable businesses and have a history of generating positive operating income and cash flows, the Company relies on a multiple of earnings approach to assess fair value. The material assumptions used to value a reporting unit using this approach are the reporting units’ estimated financial performance for the remainder of the year and the applicable multiple to apply to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated financial performance for the remainder of the year is based on the Company’s internal forecasting process. To determine the EBITDA multiple, the Company obtains information from third parties on EBITDA multiples observed for recent acquisitions and other transactions in the marketplace for comparable businesses. The Company also evaluates the EBITDA multiples of publicly traded companies that are in the same industry and are comparable to each reporting unit and compares the EBITDA multiples of the publicly traded companies to the multiples used by the Company to estimate the fair value of each reporting unit. The Company evaluates the EBITDA multiples used to value the reporting units relative to the Company's market capitalization plus an equity control premium. The equity control premium is defined as the sum of the individual reporting units’ estimated market values compared to the Company's market value, with the sum of the individual values typically being larger than the market value of the Company. The Company considers premiums paid by acquirers of comparable businesses to determine the reasonableness of the implied control premium.
The EBITDA multiple observed in the marketplace for publicly traded companies that are comparable to the reporting units ranged from 6 to 15. In using the EBITDA multiples, the Company compared the aggregate value of all reporting units to the Company’s total market value to validate the aggregate values of the reporting units resulted in a reasonable implied equity control premium. The Company considers several factors in estimating the EBITDA multiple applicable to each reporting unit, including the reporting unit’s market position, brand awareness, gross and operating income margins, and prospects for growth, among other factors. After adjusting the EBITDA multiples for the reporting units, no potential goodwill impairment was indicated for reporting units for which this approach was used. Furthermore, the Company's equity market value at July 1, 2014 of approximately $8.6 billion was significantly in excess of its book value of stockholders' equity of approximately $2.0 billion. For the impairment test as of July 1, 2014, if each reporting unit’s EBITDA multiple were reduced by 1.0 from the 6 to 15 multiple used for each reporting unit, all reporting units where the EBITDA multiple approach was used to value the reporting unit would have passed step one of the goodwill impairment test.
The Company relies on a discounted cash flow approach to value reporting units in certain circumstances, such as when the reporting unit is growing at a significantly slower rate than planned, is declining at a significantly faster rate than the overall market, has experienced significant losses, is in a stage of hyper-growth, is executing significant restructuring efforts, or is in a stage of development where it has not yet fully realized the benefits of scale and operating efficiencies. The Company did not use the discounted cash flow approach for any of its reporting units for the annual impairment test as of July 1, 2014. The material assumptions used to value a reporting unit using the discounted cash flow approach are the future financial performance and cash flows of the reporting unit, the discount rate, long-term sales growth rate, and the working capital investment required. Estimates of future financial performance include estimates of future sales growth rates, raw material and sourced product costs, currency fluctuations, and operating efficiencies to be realized. The Company determines a discount rate based on an estimate of a reasonable risk-adjusted return an investor would expect to realize on an investment in the reporting unit.
The Company has no reporting units with net assets whose estimated fair values at July 1, 2014 exceeded net assets by less than 10% of the reporting unit’s net assets.

Indefinite-Lived Intangible Assets
The Company's indefinite-lived intangible assets totaled $312.2 million as of July 1, 2014. The Company first performs a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test. The Company may bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. Additionally, the Company may resume performing the qualitative assessment in any subsequent period.
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
The Company completed its annual impairment test of indefinite-lived intangible assets as of July 1, 2014 and determined that none of its indefinite-lived intangible assets were impaired. The Company performed the quantitative impairment test for the $37.0 million carrying value of the Aprica trade name due to competitive pressures and other factors that have recently adversely impacted Aprica sales in Japan. The Company concluded the Aprica trade name was not impaired. However, a 100 basis point decrease in the royalty rate used in the quantitative impairment test would have resulted in an impairment of the Aprica trade name of $8.6 million, and a 100 basis point increase in the discount rate used would have resulted in an impairment of $2.5 million.
The Company considers qualitative and quantitative factors in determining whether impairment testing of the trademark and trade name assets is necessary at dates other than the annual impairment testing date, such as whether the Company has plans to abandon or significantly reduce the use of a trademark or trade name. Based on consideration of these factors, the Company determined that no impairment indicators have been present, and therefore, impairment testing as of a date other than July 1, 2014 was not required during the first nine months of 2014.
Potential for Future Impairments
The Company had 13 reporting units with total goodwill of $2.4 billion as of September 30, 2014. Five of the Company's 13 reporting units accounted for approximately 83% of the Company's total goodwill. These five reporting units were as follows: Writing & Creative Expression; Commercial Products; Dymo Office; Industrial Products & Services; and, Rubbermaid Consumer. The Company also had $367.4 million of indefinite-lived intangible assets as of September 30, 2014. The Company cannot predict the occurrence of events that might adversely affect the reported value of goodwill and other intangible assets. Such events may include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on the Company’s customer base and net sales, a material negative change in its relationships with significant customers, or sustained declines in the Company’s market capitalization relative to its reported stockholders’ equity. The Company periodically evaluates the impact of economic and other conditions on the Company and its reporting units to assess whether impairment indicators are present. The Company may be required to perform additional impairment tests based on changes in the economic environment and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or if commercial and industrial economic activity deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future.
Forward-Looking Statements
Forward-looking statements in this Report are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to, but are not limited to, information or assumptions about the effects of sales (including pricing), income/(loss), earnings per share, return on equity, return on invested capital, operating income, operating margin or gross margin improvements or declines, Project Renewal, capital and other expenditures, working capital, cash flow, dividends, capital structure, debt to capitalization ratios, debt ratings, availability of financing, interest rates, restructuring, restructuring-related and organizational change implementation costs, impairment and other charges, potential losses on divestitures, impacts of changes in accounting standards, pending legal proceedings and claims (including environmental matters), future economic performance, costs and cost savings, inflation or deflation with respect to raw materials and sourced products, productivity and streamlining, synergies, changes in foreign exchange rates, product recalls, expected benefits and financial results from recently completed acquisitions and planned divestitures and management’s plans, goals and objectives for future operations, performance and growth or the assumptions relating to any of the forward-looking statements. These statements generally are accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” “target,” “plan,” “expect,” “will,” “should,”

“would” or similar statements. The Company cautions that forward-looking statements are not guarantees because there are inherent difficulties in predicting future results. Actual results could differ materially from those expressed or implied in the forward-looking statements. Important factors that could cause actual results to differ materially from those suggested by the forward-looking statements include, but are not limited to, the Company’s dependence on the strength of retail, commercial and industrial sectors of the economy in light of the continuation or escalation of the global economic slowdown or regional sovereign debt issues; currency fluctuations; competition with other manufacturers and distributors of consumer products; major retailers’ strong bargaining power; changes in the prices of raw materials and sourced products and the Company’s ability to obtain raw materials and sourced products in a timely manner from suppliers; the Company’s ability to develop innovative new products and to develop, maintain and strengthen its end-user brands; product liability, product recalls or regulatory actions (including any fines or penalties resulting from governmental investigations into the circumstances related thereto); the Company’s ability to expeditiously close facilities and move operations while managing foreign regulations and other impediments; a failure of one of the Company’s key information technology systems or related controls; the potential inability to attract, retain and motivate key employees; future events that could adversely affect the value of the Company’s assets and require impairment charges; the Company’s ability to improve productivity and streamline operations; changes to the Company’s credit ratings; significant increases in the funding obligations related to the Company’s pension plans due to declining asset values, declining interest rates or otherwise; the imposition of tax liabilities greater than the Company’s provisions for such matters; the risks inherent in the Company’s foreign operations, including exchange controls and pricing restrictions; the Company’s ability to realize the expected benefits and financial results from its recently acquired businesses and planned divestitures; and those matters set forth in this Report generally and Exhibit 99.1 to this Report. In addition, there can be no assurance that the Company has correctly identified and assessed all of the factors affecting the Company or that the publicly available and other information the Company receives with respect to these factors is complete or correct.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Company has no material changes to the disclosure on this matter made in its 2013 Form 10-K.

Item 4. Controls and Procedures
As of September 30, 2014, an evaluation was performed by the Company’s management, under the supervision and with the participation of the Company’s chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is in the process of replacing various business information systems worldwide with an enterprise resource planning system from SAP. Implementation will continue to occur in phases, primarily focused on geographic region and segment. This activity involves the migration of multiple legacy systems and users to a common SAP information platform. In addition, this conversion will impact certain interfaces with the Company’s customers and suppliers, resulting in changes to the tools the Company uses to take orders, procure materials, schedule production, remit billings, make payments and perform other business functions.

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
International operations are important to the Company’s business, and the Company’s strategy emphasizes international growth. In addition, as the Company sources products in low-cost countries, particularly in Asia, it is exposed to additional risks and uncertainties. Foreign operations can be affected by factors such as currency devaluation; other currency fluctuations; tariffs; nationalization; exchange controls; price controls; labor inflation; interest rates; limitations on foreign investment in local business; compliance with U.S. laws affecting operations outside the United States, such as the Foreign Corrupt Practices Act; and other political, economic and regulatory risks and difficulties. The Company also faces risks due to the transportation and logistical complexities inherent in reliance on foreign sourcing.
Venezuela was designated as a highly inflationary economy effective January 1, 2010, and, accordingly, gains and losses resulting from the translation of the net assets (excluding nonmonetary assets) of operations in Venezuela into U.S. Dollars are recorded in earnings. During the nine months ended September 30, 2014, Venezuela’s exchange rate applicable to the settlement of certain transactions, including payments of dividends and royalties, changed to the Complementary System of Foreign Currency Administration ("SICAD I") auction rate. The SICAD I auction rate was 12.0 Bolivar Fuertes (“Bolivars”) to the U.S. Dollar on September 30, 2014. Prior to 2014, the Company had used the official exchange rate of 6.3 Bolivars per U.S. dollar. The Company adopted the SICAD I rate for its Venezuela operations effective March 31, 2014 at which time the SICAD I auction rate was 10.7. As a result of the Company using the SICAD I auction rate for remeasuring its monetary assets denominated in Bolivars, the Company has recorded foreign exchange losses of $45.6 million during the nine months ended September 30, 2014, which includes a $38.7 million charge upon adoption of the SICAD I rate in the first quarter of 2014. The Company is unable to predict with certainty whether future devaluations will occur. The current state of the Venezuelan economy could lead to further devaluation of its currency, volatility of exchange rates and disruption of the economy. In the first quarter of 2014, the Venezuelan government also issued a Law on Fair Pricing which establishes a maximum profit margin of 30%. It is unclear how this law may ultimately affect the pricing structure of the Company’s Venezuelan operations and its ability to respond to the effects of inflation and additional currency devaluations.  The law may limit the Company’s ability to implement future price increases, could result in the reduction of prices with respect to certain products or product categories and result in fines for practices deemed to be in violation of the law. The future results of the Company’s Venezuelan operations will be affected by many factors, including actions by the Venezuelan government such as further currency devaluations, implementation and enforcement of profit margin or price controls or changes in import controls, economic conditions in Venezuela such as inflation and consumer spending, labor relations, political and social unrest, and the availability of raw materials, utilities and energy. The Company’s Venezuelan operations contribute a significant portion of the sales and operating income of the Company’s Latin America region. As a result, any disruption of the Company’s Venezuelan operations or of the Company’s ability to pay suppliers or repatriate funds from Venezuela, or restrictions or limitations imposed on its pricing structure, could have a material adverse impact on the future performance of the Company’s Latin America region and could adversely affect the Company’s results of operations, financial condition and liquidity.
See Footnote 1 of the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.
Product liability claims or regulatory actions could adversely affect the Company’s financial results or harm its reputation or the value of its end-user brands.
Claims for losses or injuries purportedly caused by some of the Company’s products arise in the ordinary course of the Company’s business. In addition to the risk of substantial monetary judgments or fines or penalties that may result from any governmental investigations, product liability claims or regulatory actions could result in negative publicity that could harm the Company’s reputation in the marketplace, adversely impact the value of its end-user brands, or result in an increase in the cost of producing the Company’s products. The Company could also be required to recall possibly defective products, which could result in adverse publicity and significant expenses. For example, in February 2014, the Company initiated a voluntary recall on harness buckles used on certain Graco-branded convertible and harnessed booster toddler car seats. In July 2014, the Company announced that it would expand the recall to include harness buckles used on certain infant car seats manufactured between July 2010 and May 2013. The Company’s results for the nine months ended September 30, 2014 included a $13.8 million charge reflecting the cost of the recall of the harness buckles used on certain toddler and infant car seats. The amount of the charge does not include any fines or penalties that may result from governmental investigations into the circumstances related to the recall. Although the Company maintains product liability insurance coverage, potential product liability claims are subject to a self-insured retention, may exceed the amount of insurance coverage or could be excluded under the terms of the policy.
The following risk factor has been removed from the risk factors set forth in the Company’s 2013 Form 10-K:
Actions by the Company’s counterparty to the accelerated share repurchase plan may affect the market for the Company’s common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information about the Company’s purchases of equity securities during the quarter ended September 30, 2014:

Calendar Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July	3,027,868	(2)	$31.51	3,000,000	$46,798,073
August	310,772	(2)	31.34	300,000	37,417,583
September	—	(2)	—	—	37,417,583
Total	3,338,640		$31.50	3,300,000
 __________________

(1)
In August 2011, the Company announced a $300.0 million share repurchase program (the “SRP”). Under the SRP, the Company may repurchase its own shares of common stock through a combination of a 10b5-1 automatic trading plan, discretionary market purchases or in privately negotiated transactions. In February 2014, the SRP was expanded and extended such that the Company may repurchase up to $300.0 million of its own shares from February 2014 through the end of 2016. Prior to its expansion and extension in February 2014, the Company had repurchased and retired 12.9 million shares for $257.1 million under the SRP. The average per share purchase price for shares purchased under the SRP in July and August 2014 were $31.52 and $31.27, respectively.

(2)
All shares purchased by the Company during the quarter ended September 30, 2014 other than those purchased under the SRP were acquired to satisfy employees' tax withholding and payment obligations in connection with the vesting of awards of restricted stock units, which are repurchased by the Company based on their fair market value on the vesting date. In July and August 2014, the Company purchased 27,868 shares (average price: $30.95) and 10,772 shares (average price: $33.28), respectively, in connection with the vesting of employees’ stock-based awards.

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

NEWELL RUBBERMAID INC.
Registrant

Date:	November 7, 2014	/s/ John K. Stipancich
John K. Stipancich
Executive Vice President - General Counsel & Corporate Secretary, EMEA Executive Leader and Interim Chief Financial Officer

Date:	November 7, 2014	/s/ John B. Ellis
John B. Ellis
Vice President – Corporate Controller and
Chief Accounting Officer